Form 10QSB
period 1997-12-31
TAG IT PACIFIC INC
filed 1998-03-27
CIK 1047881

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[_] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                                      OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the transition period from September 1, 1997 to December 31, 1997.


                        Commission file number 1-13669


                             TAG-IT PACIFIC, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)

                DELAWARE                               95-4654481
     (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                Identification No.)

                            3820 SOUTH HILL STREET
                         LOS ANGELES, CALIFORNIA 90037
                   (Address of Principal Executive Offices)


                                (213) 234-9606
                          (Issuer's Telephone Number)

     Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes        No   X
                                  -----     -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 4,070,011 shares issued and outstanding as of March 18, 1998.

Transitional Small Business Disclosure Format (check one):

                              Yes        No   X
                                  -----     -----

================================================================================

                             TAG-IT PACIFIC, INC.
                             INDEX TO FORM 10-QSB

                                                                          PAGE
                                                                          ----
PART I    FINANCIAL INFORMATION


Item 1.   Condensed Financial Statements:

          Condensed Consolidated Balance Sheets as of December 31,
            1997 (unaudited) and August 31, 1997..........................  3

          Condensed Consolidated Statements of Operations (unaudited)
            for the Four Months Ended December 31, 1997 and 1996..........  4

          Condensed Consolidated Statements of Cash Flows (unaudited)
            for the Four Months Ended December 31, 1997 and 1996..........  5

          Notes to Condensed Consolidated Financial Statements............  6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................  8

PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds....................... 17

Item 6.   Exhibits and Reports on Form 8-K................................ 17

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                             TAG-IT PACIFIC, INC.
                     Condensed Consolidated Balance Sheets


                                                            December 31,     August 31,
                                                                1997            1997
                                                            ------------    -----------
                                                             (unaudited)
Assets
Current Assets:
   Cash..................................................    $    44,109    $   148,062
   Accounts receivable, trade............................      3,017,391      1,990,206
   Due from related parties..............................        138,418        102,092
   Inventories...........................................      2,331,131      2,017,503
   Prepaid expenses and other current assets.............        273,468        215,678
                                                             -----------    -----------
       Total current assets..............................      5,804,517      4,473,541

Property and Equipment (net of accumulated...............        947,309        922,262
   depreciation and amortization)

Other assets.............................................        392,238         49,153
                                                             -----------    -----------
Total Assets.............................................    $ 7,171,064    $ 5,444,956
                                                             ===========    ===========
          Liabilities and Stockholders' Deficiency

Current Liabilities:
   Bank overdrafts.......................................    $   306,565    $   251,115
   Due to factor, net....................................      1,404,133         94,786
   Accounts payable......................................      3,977,568      3,294,442
   Accrued expenses......................................        628,086      1,569,363
   Current portion of long-term debt.....................        463,708        158,176
   Current portion notes payable to related parties......        277,003        912,898
                                                             -----------    -----------
       Total current liabilities.........................      7,057,063      6,280,780

Long-term debt, less current portion.....................         55,315         55,315
Notes payable to related parties, less current portion...      1,249,698      1,249,698
                                                             -----------    -----------
Total Liabilities........................................      8,362,076      7,585,793
                                                             -----------    -----------

Commitments and Contingencies (Note 4)

Stockholders' Deficiency:
   Preferred stock.......................................              -              -
   Common stock..........................................          2,470          2,086
   Additional paid-in capital............................        957,530         82,914
   Accumulated deficit...................................     (2,151,012)    (2,225,837)
                                                             -----------    -----------
       Total Stockholders' Deficiency....................     (1,191,012)    (2,140,837)
                                                             -----------    -----------
Total Liabilities and Stockholders' Deficiency...........    $ 7,171,064    $ 5,444,956
                                                             ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                             TAG-IT PACIFIC, INC.
                Condensed Consolidated Statements of Operations
                                  (unaudited)

                                              Four Months Ended
                                                 December 31,
                                          ------------------------
                                             1997          1996
                                          ----------    ----------

Net sales................................ $6,006,457    $6,489,747
Cost of goods sold.......................  4,007,973     4,486,375
                                          ----------    ----------
   Gross profit..........................  1,998,484     2,003,372

Selling expenses.........................    289,336       646,332
General and administrative expenses......  1,276,184     1,279,425
Write-off of printing division...........          0       116,000
                                          ----------    ----------
   Total operating expenses..............  1,565,520     2,041,757

Income (loss) from operations............    432,964       (38,385)
Interest expense.........................    300,851      (262,615)
                                          ----------    ----------
Income (loss) before income taxes........    132,113      (301,000)
Provision for Income Taxes...............     57,288             0
                                          ----------    ----------
   Net Income (Loss)..................... $   74,825    $ (301,000)
                                          ==========    ==========
Basic earnings per share................. $     0.03        $(0.14)
                                          ==========    ==========
Diluted earnings per share............... $     0.03        $(0.14)
                                          ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                   Four Months Ended
                                                                      December 31,
                                                               -------------------------
                                                                  1997           1996
                                                               -----------     ---------
Increase (decrease) in cash
Cash flows from operating activities:
   Net income (loss).........................................  $    74,825     $(301,000)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
          Depreciation.......................................      115,000        88,000
          Changes in operating assets and liabilities:
             Accounts receivable.............................   (1,027,185)     (438,086)
             Inventories.....................................     (313,628)     (296,794)
             Other assets....................................     (343,085)      (45,661)
             Prepaid expenses and other current assets.......      (57,790)     (197,455)
             Accounts payable................................      683,126       789,892
             Accrued expenses................................     (941,277)     (197,285)
                                                               -----------     ---------
   Net cash (used in) operating activities...................   (1,810,014)     (598,389)

Cash Flows From Investing Activities:
   Loans to related parties..................................      (36,326)       32,213
   Acquisition of property and equipment.....................     (167,047)     (115,794)
                                                               -----------     ---------
   Net cash used in investing activities.....................     (203,373)      (83,581)

Cash Flows from Financing Activities:
   Bank overdraft............................................       55,450       216,191
   Net advances from factor..................................    1,309,347      (194,617)
   Proceeds from long-term debt..............................      305,532       (84,116)
   Proceeds from notes payable to related parties............      239,105       659,696
                                                               -----------     ---------
Net cash provided by financing activities....................    1,909,434       597,154
                                                               -----------     ---------

Net increase (decrease) in cash..............................     (103,953)      (84,816)
Cash at beginning of period..................................      148,062        89,873
                                                               -----------     ---------
Cash at end of period........................................  $    44,109     $   5,057
                                                               ===========     =========
   Supplemental Disclosures of Cash Flow Information:
          Cash paid during the period for:
             Interest........................................  $   300,851     $ 263,000
             Income taxes....................................  $         0     $       0
          Non-cash financing activity:
             Note payable converted to equity................  $   875,000     $       0

     See accompanying notes to condensed consolidated financial statements.

                              TAG-IT PACIFIC, INC.
            Notes to the Condensed Consolidated Financial Statements
                                  (unaudited)


1.   PRESENTATION OF INTERIM INFORMATION

     In the opinion of the management of Tag-It Pacific, Inc. and Subsidiaries (collectively, the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 1997, and the results of operation and cash flows for the four months ended December 31, 1997 and 1996. Interim results are not necessarily indicative of results for a full year.

     The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the year ended August 31, 1997.

2.   NEW ACCOUNTING PRONOUNCEMENTS

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("Statement 129"), which is effective for financial statements ending after December 15, 1997. Statement 129 reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by Statement 128. The Company does not expect adoption of Statement 129 to have a material effect, if any, on its consolidated financial position or results of operation.

     During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"), which is effective for financial statements with fiscal years beginning after December 15, 1997. Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has not determined the effect on its consolidated financial position or results of operations, if any, from the adoption of this statement.

     During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 130"), which is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to stockholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of Statement 131 to have a material effect, if any, on its consolidated results of operation.

3.   EARNINGS PER SHARE

     The Company has adopted Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"), which is effective for financial statements issued for the periods after December 15, 1997, including interim periods. Statement 128 requires the restatement of all prior period earnings per share ("EPS") data presented.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                      INCOME         SHARES        PER SHARE
                                                    (NUMERATOR)  (DENOMINATOR)      AMOUNT
                                                    -----------  -------------     ---------
FOR THE FOUR MONTHS ENDED DECEMBER 31, 1997:
--------------------------------------------

BASIC EARNINGS PER SHARE:

Income available to common stockholders               $74,825       2,328,223        $0.03

EFFECT OF DILUTIVE SECURITIES:

Options                                                                28,451

Warrants                                                               50,737

Convertible debt                                                      337,139
                                                      -------       ---------        -----
Income available to common stockholders               $74,825       2,549,189        $0.03

          For the four months ended December 31, 1996 basic and diluted earning per share are the same amount based on weighted average shares of 2,085,609. Warrants to purchase 39,235 and 22,841 shares of common stock at $0.71 and $0.76 were outstanding for the four months ended December 31, 1997 but were not included in the computations of diluted earnings per share because the effect of exercise would have an antidilutive effect on earnings per share.

          On January 23, 1998 the Company completed its initial public offering (the "IPO") and issued 1,600,000 shares of common stock at price of $4.00 per share. In conjunction with the IPO the Company issued options to directors to purchase 65,000 shares of common stock at $3.20, warrants to legal counsel to purchase 35,555 shares of common stock at $3.60, warrants to underwriters to purchase 110,000 shares of common stock at $4.80, and warrants in connection with bridge financing to purchase 80,000 shares of common stock at $6.00.

4.        CONTINGENCIES

          The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Tag-It Pacific, Inc. (the "Company") is a single-source provider of complete brand identity programs to manufacturers of fashion apparel and accessories as well as specialty retailers and mass merchandisers. Such programs communicate a certain lifestyle, image or identity and enable the Company's customers to promote and differentiate their product line or brand. The Company also designs and produces high-quality paper, metal and injection molded boxes, woven and leather labels, paper-hanging and bar-coded tags, metal jean buttons, and custom shopping bags. In addition, the Company designs and produces specialty private label and licensed stationery as well as related accessories and backpacks.

     The Company is the parent holding company of Tag-It, Inc., a California corporation, Tag-It Printing & Packaging Ltd., a BVI corporation, Tagit de Mexico, SA de CV, A.G.S. Stationery, Inc., a California corporation ("AGS Stationery") and Pacific Trim & Belt, Inc., a California corporation (collectively, the "Subsidiaries"), all of which were consolidated under a parent limited liability company on October 17, 1997 (the "Consolidation") and became wholly-owned subsidiaries of the Company immediately prior to the effective date of the Company's initial public offering in January 1998 (the "Offering").

     The following discussion and analysis, which should be read in connection with the Company's Financial Statements and accompanying footnotes, contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in "Factors That May Affect Future Results" below as well as those discussed elsewhere in this Form 10-Q. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Factors That May Affect Future Results." Those forward-looking statements relate to, among other things, the Company's working capital requirements and need for additional financing.

RESULTS OF OPERATIONS

     Net Sales. Net sales decreased approximately $484,000 to $6.0 million or (7.5%) for the four months ended December 31, 1997 from $6.5 million for the four months ended December 31, 1996. The decrease in net sales is primarily the result of a decrease in sales of specialty stationery products and an increase of $380,000 in returns of specialty stationery products, partially offset by an increase of $215,000 in holiday season shipments and net sales of apparel trim products.

     Gross Profit. Gross profit was approximately $2.0 million for the four months ended December 31, 1997 and 1996. Gross margin as a percentage of net sales increased to approximately 33.3% as compared to 30.9% for the four months ended December 31, 1996. The increase in gross margin is attributable to improved overhead absorption, labor and other cost savings associated with normalized production at the Company's Mexico facility, lower overhead resulting from termination of printing operations in November 1996 and increased sales of higher margin specialty packing products. The gains were partially offset by an increase in returns of higher margin specialty stationery products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $359,000 to $1.6 million for the four months ended December 31, 1997 from $1.9 million for the four months ended December 31, 1996. As a percentage of net sales, these expenses decreased to 26.1% in the four months ended December 31, 1997 compared to 29.7% for the four months ended December 31, 1996.

     Printing Division Expense. In the four months ended December 31, 1996, the Company incurred approximately $116,000 of incremental printing costs associated with its captive printing division which was closed in February 1997.

     Interest Expense. Interest expense increased approximately $38,000 or 14.4% to $301,000 for the four months ending December 31, 1997 from $263,000 for the four months ended December 31, 1996. This increase is attributable to increased factoring expenses associated with increased working capital requirements and increased debt.

     Provision for Income Taxes. The provision for income taxes increased to approximately $57,000 for the four months ended December 31, 1997 as compared to no tax provision for the four months ended December 31, 1996. Provision for income taxes has been made for each Subsidiary through October 17, 1997, the date of the consummation of the Consolidation. Notwithstanding the Consolidation, operating losses from AGS Stationery were not available to offset taxable income of the Company's other Subsidiaries and in future periods may only be used to offset future AGS Stationery profits. Management has established a valuation allowance on the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

     Net Income. Net income was $75,000 for the four months ended December 31, 1997 as compared to a net loss of $301,000 for the four months ended December 31, 1996, due to the factors set forth above.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1996 and 1997 the Company satisfied its working capital requirements primarily through cash flows generated from operations, borrowings under factoring agreements with Heller Financial, Inc. ("Heller Financial") and Safcor, Inc. ("Safcor") and related party borrowings. Generally, the Company's borrowing requirements have been somewhat seasonal, with peak working capital need occurring at the end of the calendar year.

     Pursuant to the terms of its factoring agreement, the Company's factors purchase the Company's eligible accounts receivable and assume the credit risk only with respect to those accounts for which the factors have given prior approval. Where the Company's factors do not assume the credit risk for a receivable, the collection risk associated with the receivable remains with the Company and if the factor, in its discretion, determines to advance against the receivable, the customer's payment obligation is recorded as a Company receivable and the advance from the factor is recorded as a current liability. As of December 31, 1997, the amount factored without recourse was $2.07 million and the amount due to the factor recorded as a current liability was $1.40 million.

     As of December 31, 1997, the Company had outstanding related party debt of $1.54 million (the "Related Party Indebtedness" and non-related party debt of $0.52 million. All Related Party Indebtedness is due and payable on the fifteenth day following the date of delivery of written demand for payment which may be delivered at any time after December 31, 1998. As of January 20, 1998, Cruttenden Roth Bridge Fund, LLC and Beta Research Corporation purchased $323,125 and $226,875, respectively, of the Company's Senior Subordinated Secured Notes (the "Bridge Notes"), the proceeds of which were used by the Company for working capital pending consummation of the Offering.

     Net cash (used in) provided by operating activities was approximately ($1,810,000) and ($598,000) for the four months ended December 31, 1997 and 1996, respectively. Cash used in the four months ended December 31, 1996 resulted primarily from operating losses incurred in the start-up of the Company's licensed Guess? stationery line, increased accounts receivables and inventory, partially offset by increases in accounts payable. Cash used in operations in the four months ended December 31, 1997 resulted primarily from increased accounts receivables, increased inventory and expenses related to the Offering.

     Net cash used in investing activities was $203,000 and $84,000 for the four months ended December 31, 1997 and 1996, respectively. Those activities related primarily to capital expenditures related to the leasing of equipment and expenditures for office and assembly equipment in connection with the Mexico facility.

     Net cash provided by financing activities was approximately $1,909,000 and $597,000 for the four months ending December 31, 1997 and 1996, respectively. Net cash for the four months ending December 31, 1997 was provided by net advances from factors and additional borrowings from related and non-related parties.

     The Company is continually evaluating various financing strategies to be utilized in expanding its business and to fund future growth or acquisitions. The Company's future capital requirements will depend, however, on many factors, including but not limited to, results of operations, the size and timing of future acquisitions, if any, and the availability of additional financing. To the extent that existing resources and future earnings are insufficient to fund the Company's activities, the Company may need to raise additional funds through debt or equity financings. No assurance can be given that such additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. In addition, any equity financing could result in dilution to the Company's stockholders. The Company's inability to obtain adequate funds would adversely affect the Company's operations and ability to implement its strategy.

     Management of the Company anticipates that the net proceeds from the Offering, combined with cash flow from operations, will provide adequate liquidity to funds its business growth plans and its operations for at least the next 12 months. The Company intends to use a portion of the net proceeds from the Offering to satisfy all obligations existing under the Heller Financial and Safcor factoring arrangements and to repay all outstanding Related Party Indebtedness and the Bridge Notes.

NEW ACCOUNTING PRONOUNCEMENTS

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("Statement 129"), which is effective for financial statements ending after December 15, 1997. Statement 129 reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by Statement 128. The Company does not expect adoption of Statement 129 to have a material effect, if any, on its consolidated financial position or results of operation.

     During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"), which is effective for financial statements with fiscal years beginning after December 15, 1997. Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has not determined the effect on its consolidated financial position or results of operations, if any, from the adoption of this statement.

     During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 130"), which is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to stockholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of Statement 131 to have a material effect, if any, on its consolidated results of operation.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following is a discussion of certain factors that may affect the Company's financial condition and results of operations.

     Management of Business Changes; Potential Growth; Potential Acquisitions. The Subsidiaries have been operated under family management since inception and have recently significantly expanded their operations. Such expansion has placed, and any future expansion, internally or through acquisitions, will place, significant demands on the Company's management, operational, administrative, financial and accounting resources. Successful management of the Company's operations will require the Company to continue to implement and improve its financial and management information and reporting systems and procedures on a timely basis. The Company's ability to manage its future growth, if any, will also require it to hire and train new employees, including management and operating personnel, and motivate and manage its new employees and integrate them into its overall operations and culture. The Company recently has made additions to its management team and is in the process of expanding its accounting staff and improving its financial and management information and reporting systems to adapt to its new role as a public company, a process which is expected to continue. The Company's failure to manage implementation of its growth strategies and to implement and improve its financial and management information and reporting systems would have a material adverse effect on the Company's results of operations and its ability to implement its growth strategy.

     In the future, the Company may acquire complementary companies, products or technologies, although no specific acquisitions currently are pending or under negotiation. Acquisitions involve numerous risks, including adverse short-term effects on the combined business' reported operating results, impairments of goodwill and other intangible assets, the diversion of management's attention, the dependence on retention, hiring and training of key personnel, the amortization of intangible assets and risks associated with unanticipated problems or legal liabilities.

     Potential Fluctuations in Quarterly Operating Results; Seasonality. The Company may in the future experience significant quarterly fluctuations in sales, operating income and cash flows as a result of certain factors, including the volume and timing of customer orders received during the quarter, the timing and magnitude of customers' marketing campaigns, the loss of a major customer, the availability and pricing of materials for the Company's products, increased selling, general and administrative expenses incurred in connection with acquisitions or the introduction of new products, the costs and timing of any future acquisitions, the timing and magnitude of capital expenditures, and changes in the Company's product mix or in the relative contribution to sales of the various Subsidiaries. Due to the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

     In addition, most of the Company's customers are in the apparel industry, which historically has been subject to substantial cyclical variations. The Company's business has experienced and is expected to continue to experience significant seasonality, in part due to customer buying patterns. A recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits could have a material adverse effect on the Company's financial condition and results of operations.

     Requirement for Integrated Information System. The Consolidation and resulting centralized management of the Subsidiaries, implementation of the Company's growth strategies and the general strains of the Company's new role as a public company will place significant demands on the Company's financial and management information and reporting systems and require that the Company significantly expand and improve its financial and operating controls. Additionally, the Company must effectively integrate the information systems of Hong Kong and Mexico with its principal offices in Los Angeles. There are no assurances that the Company will be successful in implementing and improving its financial and management information reporting systems and staff, and the Company's failure to do so could have a material adverse effect on the Company's results of operations and its ability to implement its business strategy.

     Dependence on Key Customers; Absence of Long-Term Contracts with Customers. The Company's two largest customers, Guess? and Swank (a licensee of Yves Saint Laurent, Kenneth Cole, Geoffrey Beene and Pierre Cardin), accounted for approximately 20.7% and 16.1%, respectively, of the Company's net sales (on a consolidated basis) for the four months ended December 31, 1997, approximately 18.3% and 11.1%, respectively, of the Company's net sales (on a consolidated basis) for the year ended August 31, 1997, and approximately 15.1% and 11.4%, respectively, of the Company's net sales (on a consolidated basis) for the year ended August 31, 1996. There can be no assurance that the Company will be able to maintain the current level of sales derived from these or any other customer in the future.

     The Company generally does not enter into long-term sales contracts with its customers requiring them to make purchases from the Company. The Company's sales are generally evidenced by a purchase order and similar documentation limited to a specific sale. As a result, a customer from whom the Company generates substantial revenue in one period may not be a substantial source of revenue in a subsequent period. In addition, the Company's customers generally have the right to terminate their relationships with the Company without penalty and on little or no notice. In the absence of such long-term contracts, there can be no assurance that these customers will continue to engage the Company to design and produce products, and thus there can be no assurance that the Company will be able to maintain a consistent level of sales.

     The termination of the Company's business relationship with any of its significant customers or a material reduction in sales to a significant customer could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Key Personnel. The Company's success has and will continue to depend to a significant extent upon certain key management and design and sales personnel, many of whom would be difficult to replace, particularly Colin Dyne, its Chief Executive Officer and Harold Dyne, its President, neither of whom is bound by an employment agreement or the subject of key man insurance. The Company has no current plan to enter into employment agreements with Colin Dyne or Harold Dyne but does intend to obtain $1 million key man life insurance on Colin Dyne. The loss of the services of one or more of these key executives and other key employees could have a material adverse effect on the Company, including the Company's ability to establish and maintain client relationships. The Company's future success will depend in large part upon its ability to identify, attract, assimilate, retain and motivate personnel with a variety of design, sales, operating and managerial skills. There can be no assurance that the Company will be able to retain and motivate its managerial, design, sales and operating personnel or attract additional qualified members to management, design or sales staff.

     Control by Existing Stockholders. The Company's officers and directors (and their affiliates), own approximately 46.6% of the Company's outstanding shares; and the Dyne family (Harold Dyne, Mark Dyne, Colin Dyne, Larry Dyne and Jonathan Burstein) own approximately 46.2% of the Company's outstanding shares. As a result, these stockholders, or the Dyne family acting as a group, control the Company and its operations, including the election of at least a majority of the Company's Board of Directors and thus the policies of the Company. The voting power of these stockholders could also serve to discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might have a depressive effect on the price of the Common Stock.

     Access to Financing and Replacement of Factors. Historically, the Company has been capital constrained. The Company's working capital has been provided primarily through related party loans and factoring arrangements, with both related and unrelated parties. Factoring of its receivables has substantially increased the Company's cost of funds, restricted the Company's ability to sell to customers not approved by the Company's factors, and, in management's opinion, limited the Company's growth potential. Under the Company's factoring arrangements, the amount of cash available to the Company is tied directly to the level of the Company's shipments and the credit quality of the Company's customers. The amount of cash available to the Company has been, and may continue to be, adversely affected by delays in shipment, economic trends in the packaging and garment industry, interest rate fluctuations and the lending policies of the Company's factors. Many of these influences are beyond the Company's control. The Company expects to replace its factoring relationships with more cost effective asset based financing. However, no assurance can be given that the Company will be able to obtain such financing or any other financing at rates and on terms more favorable to the Company than its current factoring arrangements. Even if the Company is able to obtain alternative financing on acceptable terms, any decrease or material limitation on the amount of capital available to the Company under such arrangements will limit the ability of the Company to expand its sales levels and, therefore, would have a material adverse effect on the Company's financial position, operating results and cash flows. In addition, any significant increases in interest rates will increase the cost of financing to the Company and would have a material adverse effect on the Company's financial position, operating results and cash flows.

     Dependence on Limited Assembly Facilities. Certain of the Company's products are assembled or finished at the foreign assembly facilities of the Company. Since the Company does not currently operate duplicate facilities in different geographic areas, a disruption of the Company's manufacturing operations resulting from various factors, including human error, foreign trade disruptions, import restrictions, labor disruptions, embargos, government intervention or a natural disaster such as fire, earthquake or flood, could cause the Company to cease or limit its assembly or finishing operations and consequently could have a material adverse effect on the Company's business, financial condition and results of operations.

     Limited Sources of Supply. The Company generally does not have long-term agreements with its key sources of supply. Lead times for materials ordered by the Company can vary significantly and depend on factors such as the specific supplier, contract terms and demand for particular materials at a given time. From time to time, the Company has experienced fluctuations in materials prices and disruptions in supply. Shortages or disruptions in the supply of materials, or the inability of the Company to procure such materials from alternate sources at acceptable prices in a timely manner, could lead to the loss of customers due to the failure to timely meet orders which in turn could result in a material adverse effect on the Company's business, financial condition and results of operations.

     Fluctuating Paper Costs and Paper Shortages. The cost of paper is a principal component of the price the Company charges for its paper products, including its high quality paper boxes, custom shopping bags, hang tags, packaging and stationery products. Historically, the Company has been able to pass on to its customers any increase or decrease in the cost of paper, and therefore maintain its gross margins on paper products during fluctuations in the cost of paper. There can be no assurance, however, that the Company will continue to be able to pass increases in paper costs to its customers. To the extent that the Company's customers are unwilling to absorb increases in paper costs, the Company's results of operations could be materially adversely affected.

     While capacity in the paper industry has remained relatively stable in recent years, increases or decreases in demand for paper have led to corresponding pricing changes and, in periods of high demand, to limitations on the availability of certain grades of paper, including grades utilized by the Company. Any disruption in the Company's paper sources could cause shortages in needed materials which could have a material adverse effect on the Company's results of operations. Although the Company actively manages its paper supply and has established strong relationships with its paper suppliers, the Company does not have any long-term agreements with its key paper suppliers and there can be no assurance that the Company's sources of paper supply will be adequate or, in the event that such sources are not adequate, that alternative sources can be developed in a timely manner.

     Competition. The industries in which the Company competes are highly competitive and fragmented and include numerous local and regional companies that provide some or all of the services offered by the Company. The Company also competes with United States and international design companies, distributors and manufacturers of tags, packaging products and trims. Some of the Company's competitors, including Paxar, Inc., RVL, Inc, Copac International Packaging, Inc., Universal Button, Inc., and Scovill Fasteners, Inc., have greater name recognition, longer operating histories and, in many cases, substantially greater financial and other resources than the Company.

     In addition, new competitors, potentially with substantially greater resources than the Company, may arise and may develop products which compete with the Company's products. Moreover, there can be no assurance that new or proprietary technology will not be introduced by an existing or new competitor that may make some of the Company's products or services obsolete. To the extent that the Company is unable to compete successfully against its existing and future competitors, its business, operating results and financial condition would be materially adversely affected. While the Company believes that it competes effectively within the value-added design and packaging industry, there are numerous factors that could reduce the Company's ability to compete effectively.

     Dependence Upon Guess? License. The Company, through AGS Stationery, manufactures Guess? stationery products pursuant to an exclusive license with Guess? entered into as of March 1, 1996. Net sales of Guess? stationery products accounted for 10.9% and (2.3%) of the Company's consolidated net sales in the year ended August 31, 1997 and for the four months ended December 31, 1997, respectively. The Guess? license terminates on December 31, 2001, but may be renewed by the Company through December 31, 2006 so long as the Company is not in breach of the license and generates the required amount of minimum net sales for the two contract years prior to renewal. Guess? may terminate the license before its term expires upon the occurrence of certain events, including
(i) if the Company commits a breach of the license and fails to cure that breach within any applicable cure period, (ii) if net sales for any contract year do not meet or exceed the minimum net sales required for such contract year, (iii) if, following any consolidation, sale or merger of AGS Stationery, Mark Dyne (the Company's Chairman) and Colin Dyne do not retain, directly or indirectly, the power to vote or direct the voting of more than fifty percent of the outstanding voting securities of AGS Stationery, or (iv) if Colin Dyne leaves the employment of AGS Stationery or otherwise fails to devote the vast majority of his time and efforts to the daily management of AGS Stationery's business, or Mark Dyne ceases to exert, on a regular basis, actual and bona fide management control and oversight over AGS Stationery's business. The termination of the Guess? license could have a material adverse effect on the Company's business, operating results and financial condition. Additionally, Guess? has certain approval rights over the various aspects of the design, manufacture, marketing and distribution of products under the license and consequently may delay the distribution of products bearing its proprietary marks. There can be no assurance that the Company will not be subject to delays resulting from disagreements with, or an inability to obtain approvals from Guess?.

     Risk of Product Returns. The Company incurs expenses as a result of the return of products by customers, particularly in connection with customers of the Company's licensed stationery business. Such returns may result from sale or return arrangements, defective goods, inadequate performance relative to customer expectations, shipping errors and other causes which are outside the Company's control. Generally, returned items have limited or no value and the Company will be forced to bear the cost of such returns. Product returns could result in loss of revenue or delay in market acceptance, diversion of development resources, damage to the Company's reputation, and increases service and warranty costs. Any significant increase in the rate of product returns could have a material adverse effect on the Company's financial position, operating results, and cash flows.

     International Business. For the year ended August 31, 1997, approximately 40% of the Company's products were purchased, assembled or finished outside the United States, principally in Hong Kong and Mexico, and the Company intends to continue to purchase, assemble or finish a similar or greater percentage of its products outside of the United States in the future. The Company's international business is subject to numerous risks, including the need to comply with a wide variety of foreign and United States export and import laws, changes in export or import controls, tariffs and other regulatory requirements, the imposition of governmental controls, political and economic instability, trade restrictions, the difficulty of administering business overseas and general economic conditions. The inability of a contractor or supplier to ship orders in a timely manner could cause the Company to miss the delivery date requirements of its customers for those items, which could result in the cancellation of orders, refusal to accept deliveries or a reduction in sales price. Although the Company's international operations are denominated principally in United States dollars, purchases from foreign vendors and sales to foreign customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates, including the recent Asian currency fluctuations. There can be no assurance that these factors will not have a material adverse effect on the Company's business and results of operations. In addition, the Company cannot predict the effects the above risks will have on its business arrangements with its customers, contractors or suppliers. If any such risks were to render the conduct of business in a particular country undesirable or impractical, or if the Company's current contractors or suppliers were to cease doing business with the Company for any reason, the Company's financial position, operating results and cash flows could be adversely affected.

     Sovereignty over Hong Kong was transferred from the United Kingdom to The People's Republic of China on July 1, 1997. If the business climate in Hong Kong were to experience an adverse change as a result of the transfer, the Company believes it could relocate its production and sourcing facilities outside Hong Kong and replace the products currently produced in Hong Kong with products produced elsewhere without a material adverse effect on the Company's financial condition or results of operations. Nevertheless, there can be no assurance that the Company would be able to do so.

     Shared Responsibilities of Chairman. The Company's Chairman, Mark Dyne, also serves as Chief Executive Officer and Chairman of Brilliant Digital Entertainment, Inc. ("Brilliant"), as the joint managing director of Sega Ozisoft Pty., Limited ("Sega Ozisoft"), a director of Monto Holdings Pty. Ltd. ("Monto Holdings") and Nu-Metro Multimedia Pty. Ltd. ("Nu-Metro"), and a co-owner and director of Packard Bell Australia Pty. Ltd. ("Packard Bell NEC Australia"). Mr. Dyne is a shareholder of Sega Enterprises (Australia) Pty., Ltd.. which operates a $70 million interactive indoor theme park in Darling Harbor in Sydney, Australia. Brilliant is a production and development studio involved in the production of a new generation of digital entertainment that is being distributed over the internet and on CD-ROM. Sega Ozisoft is an Australia-distributor of software products for many leading publishers. Monto Holdings is a private investment holding company, Nu-Metro is a South African based distributor of multi-media software products and Packard Bell NEC Australia is one of the leading manufacturers and distributors of personal computers through the Australian mass merchant channel. Mr. Dyne is not required to spend a certain amount of time at the Company nor is he able to devote his full time and resources to the Company.

     Future Capital Needs; Uncertainty of Additional Funding. The Company anticipates that its existing capital will be adequate to satisfy, its capital requirements for at least the next [12] months. The Company's future capital requirements will depend, however, on many factors, including but not limited to, results of operations, the size and timing of future acquisitions, if any, and the availability of additional financing. To the extent that existing resources and future earnings are insufficient to fund the Company's activities, the Company may need to raise additional funds through debt or equity financings. No assurance can be given that such additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. In addition, any equity financing could result in dilution to the Company's stockholders. The Company's inability to obtain adequate funds would adversely affect the Company's operations and ability to implement its strategy.

     Holding Company Structure. The Company is a holding company with no substantial operations and, consequently, is dependent on dividends and other payments from the Subsidiaries for virtually all of its cash flow, including cash flow for management salaries and overhead, to service debt, to make equity investments and to finance its growth.

     No Earthquake Insurance. The Company's principal executive offices are located in Los Angeles, California -- an area which often experiences earthquakes. The Company faces the risks that it may experience uninsured property damage and/or sustain interruption of its business and operations. The Company does not currently carry insurance against earthquake-related risks.

     Limited Proprietary Protection. The Company relies on trademark, trade secret and copyright laws to protect its designs and other proprietary property. The Company does not have United States or foreign patents or patent applications currently pending. If litigation is necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition. Ultimately, the Company may be unable, for financial or other reasons, to enforce its rights under intellectual property laws, and the laws of certain countries in which the Company's products are or may be distributed may not protect the Company's products and intellectual rights to the same extent as the laws of the United States.

     The Company believes that its products do not infringe any validly existing proprietary rights of third parties. Although the Company has received no communication from third parties alleging the infringement of proprietary rights of such parties, there can be no assurance that third parties will not assert infringement claims in the future and the Company could be subject to such claims in the future. Any such third party claims, whether or not meritorious, could result in costly litigation or require the Company to enter into royalty or licensing agreements. There can be no assurance that any such licenses would be available on acceptable terms, if at all, or that the Company would prevail in any such litigation. If the Company were found to have infringed upon the proprietary rights of third parties, it could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

     Absence of Prior Public Market; Possible Volatility of Stock Price; Arbitrary Determination of Offering Price. Prior to the Offering in January 1998, there was no public market for the Common Stock. Although the Company's Common Stock currently is trading on the American Stock Exchange, there can be no assurance that an active trading market for the Common Stock will continue or be sustained. In the absence of such a market, investors may be unable readily to liquidate their investment in the Common Stock. The trading price of the Common Stock is subject to wide fluctuations in response to quarter to quarter variations in operating results, news announcements relating to the Company's business (including innovations or new product introductions by the Company or its competitors), changes in financial estimates by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to the Company as well as other developments affecting the Company or its competitors. In addition, the market for equity securities in general has been volatile and the trading price of the Common Stock could be subject to wide fluctuations in response to general market trends, changes in general conditions in the economy or the financial markets and other factors which may be unrelated to the Company's operating performance.

     Shares Eligible for Future Sale. Future sales of Common Stock by existing stockholders could adversely affect the prevailing market price of the Common Stock and the Company's ability to raise capital in the equity markets. The Company has 4,070,011 shares of Common Stock outstanding. Of those shares, 1,680,000 shares are freely tradeable without restriction or further registration under the Securities Act, unless purchased by "affili ates" of the Company as that term is defined in Rule 144 under the Securities Act ("Rule 144"). The remaining 2,390,011 shares of Common Stock outstanding are "restricted securities," as that term is defined by Rule 144, and are also subject to the holding period, volume and manner of sale limitations of Rule
144. Under certain lock-up agreements, the officers, directors and other stockholders, holding an aggregate of 2,277,894 shares of Common Stock, have agreed that they will not, directly or indirectly, sell, assign or otherwise transfer any shares of Common Stock owned by them until January 1999, without the prior written consent of Cruttenden Roth Incorporated. Upon expiration of the lock-up agreements, such 2,277,894 shares of Common Stock will become eligible for sale, subject to compliance with the volume and manner of sale limitations of Rule 144. The Company also intends to file a registration statement under the Securities Act to register the shares of Common Stock reserved for issuance pursuant to the Company's 1997 Stock Incentive Plan (the "1997 Plan"). This registration statement will become effective immediately upon filing. As of December 31, 1997, options to purchase 260,000 shares of Common Stock and warrants to purchase 177,631 shares of Common Stock had been granted, none of which had been exercised. The availability for sale, as well as actual sales, of currently outstanding shares of Common Stock, and shares of Common Stock issuable upon the exercise of options and warrants, may depress the prevailing market price for the Common Stock and could adversely affect the terms upon which the Company would be able to obtain additional equity financing.

     Environmental Regulations. Certain of the Subsidiaries use hazardous materials in their manufacturing operations. As a result, the Company is subject to federal, state and local regulations governing the storage, use and disposal of such materials. The use and disposal of hazardous materials involves the risk that the Company could be required to incur substantial expenditures for preventive or remedial action, reduction of chemical exposure, or waste treatment or disposal. The liability in the event of an accident or the costs of such actions could exceed the Company's resources or otherwise have a material adverse effect on the Company's business, financial condition or results of operations.

     Effect of Certain Charter Provisions; Anti-Takeover Effects of Certificate of Incorporation, Bylaws and Delaware Law. The Company's Board of Directors has the authority to issue up to 3,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. Following the Offering, no shares of Preferred Stock of the Company will be outstanding, and the Company has no present intention to issue any shares of Preferred Stock. However, the rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Further, certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.


                                    PART II

                               OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's Registration Statement on Form SB-2 (File No. 333-38397) relating to the offer and sale (the "Offering") of an aggregate of 1,680,000 shares (the "Shares") of Common Stock, par value $0.001 per share (the "Common Stock"), of the Company was declared effective by the Securities and Exchange Commission (the "Commission") on January 23, 1998. Of the 1,680,000 shares of Common Stock registered under the Registration Statement, 1,600,000 shares were sold by the Company and 80,000 shares were sold by a stockholder of the Company (the "Selling Stockholder").

     The Offering commenced on January 23, 1998 and the sale of 1,680,000 shares closed on January 28, 1998. All of the Shares registered were sold in the Offering at an aggregate price of $4.00 per share, for aggregate proceeds of $6,400,000 and $320,000 to the Company and the Selling Stockholder, respectively. After deducting underwriting discounts and commissions of $0.32 per share, the Selling Stockholder received net proceeds of $294,400 and the Company received net proceeds equal to $5,888,000 less expenses incurred in connection with the Offering (all of which were paid or are payable by the Company).

     The Registration Statement became effective on January 23, 1998, after the December 31, 1997 ending date for the period covered by this transition report. The amount of expenses incurred by the Company in connection with the Offering, and the application by the Company of the net proceeds received by the Company in the Offering, will be disclosed as required by Rule 463 of the Securities Act in the Company's periodic report on Form 10-QSB for the quarter ending March 31, 1998 and, to the extent necessary, in subsequent periodic reports filed by the Company pursuant to
Section 13(a) or 15(d) of the Exchange Act.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit 27.1   Financial Data Schedule

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the period covered by this transition report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 26, 1998                TAG-IT PACIFIC, INC.


                                    By: /s/ Francis Shinsato
                                       ----------------------------------
                                            Francis Shinsato
                                            Chief Financial Officer



                                        /s/ Francis Shinsato
                                       ----------------------------------
                                            Francis Shinsato
                                            Chief Financial Officer