Form 10QSB
period 1998-03-31
TAG IT PACIFIC INC
filed 1998-05-15
CIK 1047881

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended March 31, 1998.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                               Yes        No  X
                                   ---       ---

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 4,070,011 shares issued and outstanding as of May 4, 1998.

Transitional Small Business Disclosure Format (check one):

                               Yes        No  X
                                   ---       ---

================================================================================

===============================================================================
                              TAG-IT PACIFIC, INC.
                              INDEX TO FORM 10-QSB

PART I    FINANCIAL INFORMATION                                        PAGE
                                                                       ----

Item 1.   Condensed Financial Statements:

          Condensed Consolidated Balance Sheets (unaudited) as
            of March 31, 1998 and December 31, 1997..................    3

          Condensed Consolidated Statements of Operations
            (unaudited) for the Three Months Ended March 31,
            1998 and 1997............................................    4

          Condensed Consolidated Statements of Cash Flows
            (unaudited) for the Three Months Ended March 31,
            1998 and 1997............................................    5

          Notes to Condensed Consolidated Financial Statements.......    6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................    8

PART II   OTHER INFORMATION

Item 2    Changes in Securities and Use of Proceeds..................   17

Item 5    Other Information..........................................   18

Item 6    Exhibits and Reports on Form 8-K...........................   18

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                             TAG-IT PACIFIC, INC.
                     Condensed Consolidated Balance Sheets
                                  (unaudited)

                                                                                                  March 31,      December 31,
     Assets                                                                                         1998              1997
                                                                                                 -----------     ------------
Current Assets:
   Cash.................................................................................         $   736,593      $    44,109
   Due from factor, net.................................................................             762,884                -
   Accounts receivable, trade...........................................................           2,063,848        3,017,391
   Due from related parties.............................................................             146,735          138,418
   Inventories..........................................................................           2,576,502        2,331,131
   Prepaid expenses and other current assets............................................             493,141          273,468
                                                                                                 -----------      -----------
   Total current assets.................................................................           6,779,703        5,804,517

Property and Equipment (net of accumulated                                                         1,015,183          974,309
   Depreciation and amortization).......................................................

Other assets............................................................................             103,002          392,238
                                                                                                 -----------      -----------
Total Assets............................................................................         $ 7,897,888      $ 7,171,064
                                                                                                 ===========      ===========

                    Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities:
   Bank overdrafts......................................................................         $         -      $   306,565
   Due to factor, net...................................................................                   -        1,404,133
   Accounts payable.....................................................................           2,205,848        3,977,568
   Accrued expenses.....................................................................             723,993          628,086
   Current portion of long-term debt....................................................             143,050          463,708
   Current portion notes payable to related parties.....................................           1,271,285          277,003
                                                                                                 -----------      -----------
     Total current liabilities..........................................................           4,344,176        7,057,063

Long-term debt, less current portion....................................................              29,811           55,315
Notes payable to related parties, less current portion..................................                   -        1,249,698
                                                                                                 -----------      -----------
Total Liabilities.......................................................................           4,373,987        8,362,076
                                                                                                 -----------      -----------

Commitments and Contingencies (Note 4)

Stockholders' Equity (Deficiency):
   Preferred stock......................................................................                   -                -
   Common stock.........................................................................               4,070            2,470
   Additional paid-in capital...........................................................           5,741,106          957,530
   Accumulated deficit..................................................................          (2,221,275)      (2,151,012)
                                                                                                 -----------      -----------
     Total Stockholders' Equity (Deficiency)............................................           3,523,901       (1,191,012)
                                                                                                 -----------      -----------
Total Liabilities and Stockholders' Equity (Deficiency).................................         $ 7,897,888      $ 7,171,064
                                                                                                 ===========      ===========

    See accompanying notes to condensed consolidated financial statements.

                             TAG-IT PACIFIC, INC.
                Condensed Consolidated Statements of Operations
                                  (unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                --------------------------------
                                                                                   1998                 1997
                                                                                -----------          -----------
Net sales.............................................................          $ 3,467,713          $ 4,251,048
Cost of goods sold....................................................            2,253,268            2,671,147
                                                                                -----------          -----------
 Gross profit.........................................................            1,214,445            1,579,901

Selling expenses......................................................              207,870              410,645
General and administrative expenses...................................              984,358              848,811
Write-off of printing division........................................                    0              116,000
                                                                                -----------          -----------
 Total operating expenses.............................................            1,192,228            1,375,456

Income (loss) from operations.........................................               22,217              204,445
Interest expense......................................................              105,604              194,346
                                                                                -----------          -----------
Income (loss) before income taxes.....................................              (83,387)              10,099
Provision for Income Taxes............................................              (13,124)              57,000
                                                                                -----------          -----------
 Net Income (Loss)....................................................          $   (70,263)         $   (46,901)
                                                                                ===========          ===========

Basic earnings per share..............................................          $     (0.02)         $     (0.02)
                                                                                ===========          ===========
Diluted earnings per share............................................          $     (0.02)         $     (0.02)
                                                                                ===========          ===========

                                       *

    See accompanying notes to condensed consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                --------------------------------
                                                                                   1998                 1997
                                                                                -----------          -----------
Increase (decrease) in cash
Cash flows from operating activities:
   Net income (loss).................................................           $   (70,263)         $   (46,901)
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation...................................................                94,893               63,121
      Changes in operating assets and liabilities:
       Accounts receivable...........................................               190,659             (211,500)
       Inventories...................................................              (245,370)             116,029
       Other assets..................................................               289,236             (164,087)
       Prepaid expenses and other current assets.....................              (219,672)             293,768
       Accounts payable..............................................            (1,771,720)             215,816
       Accrued expenses..............................................                95,907              253,101
                                                                                -----------          -----------
   Net cash provided (used in) operating activities..................            (1,636,331)             519,249

Cash Flows From Investing Activities:
  Loans to related parties...........................................                (8,317)             (81,193)
  Acquisition of property and equipment..............................              (135,768)             (58,861)
                                                                                -----------          -----------
  Net cash used in investing activities..............................              (144,085)            (140,054)

Cash Flows from Financing Activities:
  Bank overdraft.....................................................              (306,565)            (247,475)
  Net advances from factor...........................................            (1,404,133)            (284,163)
  Proceeds from IPO, net.............................................             4,785,176                   -
  Proceeds from long-term debt.......................................              (346,162)            (209,736)
  Proceeds from notes payable to related parties.....................              (255,416)             474,575
                                                                                -----------          -----------
Net cash provided (used in) financing activities.....................             2,472,900             (266,799)
                                                                                -----------          -----------

Net increase (decrease) in cash......................................               692,484              112,396
Cash at beginning of period..........................................                44,109                5,057
                                                                                -----------          -----------
Cash at end of period................................................           $   736,593          $   117,453
                                                                                ===========          ===========

 Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest........................................................           $   105,604          $   194,346
     Income taxes....................................................           $     3,270          $     7,418
   Non-cash financing activity:
     Note payable converted to equity................................           $         0          $         0

     See accompanying notes to condensed consolidated financial statements.

                              TAG-IT PACIFIC, INC.
            Notes to the Condensed Consolidated Financial Statements
                                  (unaudited)


   1.  PRESENTATION OF INTERIM INFORMATION

        In the opinion of the management of Tag-It Pacific, Inc. and Subsidiaries (collectively, the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 1998, and the results of operation and cash flows for the three months ended March 31, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

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

        During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to stockholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of Statement 131 to have a material effect, if any, on its consolidated results of operation.

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

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                                      INCOME                SHARES           PER SHARE
                                                                    (NUMERATOR)          (DENOMINATOR)         AMOUNT
                                                                  ---------------       ----------------    -------------
FOR THE THREE MONTHS ENDED MARCH 31, 1998:
------------------------------------------
BASIC EARNINGS PER SHARE:

Income available to common stockholders......................         $(70,263)             3,661,122           $(0.02)

EFFECT OF DILUTIVE SECURITIES:

Options......................................................                                  41,910

Warrants.....................................................                                  60,808

Shares Issued................................................                                       -
                                                                  ---------------       ----------------    -------------
Income available to common stockholders......................         $(70,263)             3,763,840           $(0.02)

        For the three months ended March 31, 1997 basic and diluted earning per share are the same amount based on weighted average shares of 2,085,609. Warrants to purchase 80,000 and 110,000 shares of common stock at $6.00 and $4.80 were outstanding for the three months ended March 31, 1998 but were not included in the computations of diluted earnings per share because the effect of exercise would have an antidilutive effect on earnings per share.

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

        The following discussion and analysis, which should be read in connection with the Company's Financial Statements and accompanying footnotes, contain forward-looking statements that involve risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in "Factors That May Affect Future Results" below as well as those discussed elsewhere in this Form 10-QSB. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the "Factors That May Affect Future Results." Those forward-looking statements relate to, among other things, the Company's working capital requirements and need for additional financing.

   RESULTS OF OPERATIONS

        Net Sales. Net sales decreased approximately $783,000 to $3.5 million (or 18.4%) for the three months ended March 31, 1998 from $4.3 million for the three months ended March 31, 1997. The decrease in net sales was primarily the result of $840,000 decrease in sales of tags and specialty packaging, partially offset by an increase of $225,000 of apparel trim products, plus $180,000 in returns of specialty licensed stationery products shipped in 1997. The sales decrease in tags and specialty packaging was due, in part, to management's efforts relating to the initial public offering
   (IPO), including the effect of an approximate 5-week delay of the IPO from December 1997 to January 1998, a period when substantial management focus on development of customer programs was required. In January 1998, the Company also started focusing on private label specialty stationery and de-emphasizing its specialty licensed products. The Company expects that de-emphasizing specialty licensed products will reduce occurrences of product returns in the future. We expect the factors that impacted the Company's revenue during the first quarter to continue to impact second quarter 1998, with the result that the Company expects revenues for the second quarter of 1998 be in the range of revenues for the second quarter of 1997. While sales momentum is building, the Company does not expect to experience the benefits of this momentum until the third quarter of 1998.

        Gross Profit. Gross profit was decreased approximately $400,000 to $1.2 million (or 23.1%) for the three months ended March 31, 1998 from $1.6 million for the three months ended March 31, 1997. Gross margin as a percentage of net sales decreased to approximately 35.0% as compared to 37.2% for the three months ended March 31, 1997. The decrease in gross margin was primarily attributable to the return of $180,000 higher margin specialty licensed stationery products, and secondarily to lower overhead absorption, offset by labor and other cost savings associated with normalized production at the Company's Mexico facility and lower overhead resulting from termination of printing operations in November 1996.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $70,000 to $1.2 million for the three months ended March 31, 1998 from $1.3 million for the three months ended March 31, 1997. As a percentage of net sales, these expenses increased to 34.4% in the three months ended March 31, 1998 compared to 29.6% for the three months ended March 31, 1997 due to lower net sales for the quarter ended March 31, 1998. A one-time incentive bonus of approximately $38,000 was paid to two salesmen in the quarter ended March 31, 1998 which the Company does not anticipate providing in the future.

        Printing Division Expense. In the three months ended March 31, 1997, the Company incurred approximately $116,000 of incremental printing costs associated with its captive printing division which was closed in February 1997.

        Interest Expense. Interest expense decreased approximately $89,000 (or 45.7%) to $106,000 for the three months ending March 31, 1998 from $194,000 for the three months ended March 31, 1997. This decrease is attributable to decreased factoring expenses associated with decreased borrowings under the factoring arrangements due to proceeds received from the initial public offering in January. During the three months ended March 31, 1998, the Company substantially reduced its use of factors, a trend which the Company intends to continue. The Company intends in future periods to rely upon its $2 million line of credit which was established in April 1998.

        Provision for Income Taxes. The provision for income taxes decreased approximately $70,000 to ($13,000) for the three months ended March 31, 1998 as compared to a $57,000 tax provision for the three months ended March 31, 1997. Provision for income taxes has been made for each Subsidiary through October 17, 1997, the date of the consummation of the Consolidation. Notwithstanding the Consolidation, operating losses from AGS Stationery were not available to offset taxable income of the Company's other Subsidiaries and in future periods may only be used to offset future AGS Stationery profits. Management has established a valuation allowance on the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

        Net Loss. Net loss was $70,000 for the three months ended March 31, 1998 as compared to a net loss of $47,000 for the three months ended March 31, 1997, due to the factors set forth above.

   LIQUIDITY AND CAPITAL RESOURCES

        During fiscal 1997 the Company satisfied its working capital requirements primarily through cash flows generated from operations, borrowings under factoring agreements with Heller Financial, Inc. ("Heller Financial") and Safcor, Inc. ("Safcor") and related party borrowings. Generally, the Company's borrowing requirements have been somewhat seasonal, with peak working capital need occurring at the end of the year. The Company has substantially reduced its use of factoring arrangements with Heller and Safcor.

        Pursuant to the terms of its factoring agreement, the Company's factors purchase the Company's eligible accounts receivable and assume the credit risk only with respect to those accounts for which the factors have given prior approval. Where the Company's factors do not assume the credit risk for a receivable, the collection risk associated with the receivable remains with the Company and if the factor, in its discretion, determines to advance against the receivable, the customer's payment obligation is recorded as a Company receivable and the advance from the factor is recorded as a current liability. As of March 31, 1998, the amount factored without recourse was $530,000 and the amount due from the factor recorded as a current asset was $700,000.

        The Company's initial public offering resulted in net proceeds to the Company of approximately $4,785,000. As of March 31, 1998, $3,852,000 had been applied and the remaining $933,000 was available for working capital and other purposes. Effective May 1, 1998, the Company entered into a line of credit agreement with a bank for $2 million to be used for working capital purposes. The line of credit expires on May 31, 1999. The line of credit interest rate is equal to the bank's reference rate and includes certain financial covenants relating to net worth, debt to net worth, current ratio, and profitability. The Company used a portion of the net proceeds from its public offering to satisfy the majority of its obligations existing under the Heller Financial and Safcor factoring arrangements.

        As of March 31, 1998, the Company had outstanding related party debt of $1.27 million (the "Related Party Indebtedness") and non-related party debt of $170,000. All Related Party Indebtedness is due and payable on the fifteenth day following the date of delivery of written demand for payment which may be delivered at any time after December 31, 1998. As of March 31, 1998, the Cruttenden Roth Bridge Fund, LLC and Beta Research Corporation purchased for $323,125 and $226,875, respectively, of the Company's Senior Subordinated Secured Notes (the "Bridge Notes"), were repaid.

        Net cash (used in) provided by operating activities was approximately ($1,636,000) and $519,000 for the three months ended March 31, 1998 and 1997, respectively. Cash provided in the three months ended March 31, 1997 resulted primarily from increased prepaid expenses, accounts payable, and accrued expenses partially offset by decreases in inventory. Cash used in operations in the three months ended March 31, 1998 resulted primarily from decreased accounts payable, increased inventory and expenses related to the Offering.

        Net cash used in investing activities was $144,000 and $140,000 for the three months ended March 31, 1998 and 1997, respectively. Those activities related primarily to capital expenditures related to the leasing of equipment and expenditures for office and assembly equipment in connection with the Mexico facility.

        Net cash (used in) provided by financing activities was approximately $2,473,000 and ($267,000) for the three months ending March 31, 1998 and 1997, respectively. Net cash provided by financing activities for the three months ended March 31, 1998 reflects proceeds from the IPO. Net cash used for the three months ending March 31, 1997 resulted from net advances from related parties, offset by reductions in factor and non-related party borrowings.

        The Company believes that it will be required to obtain additional financing in order to provide adequate liquidity to funds its business growth plans and operations during the next 12 months. The Company is continually evaluating various financing strategies to be utilized in expanding its business and to fund future growth or acquisitions. The extent of the Company's future capital requirements will depend, however, on many factors, including but not limited to, results of operations, the size and timing of future acquisitions, if any, and the availability of additional financing. No assurance can be given that such additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. The Company's inability to obtain adequate funds would adversely affect the Company's operations and ability to implements its strategy. In addition, any equity financing could result in dilution to the Company's stockholders. See "Factors That May Affect Future Results - Future Capital Needs; Uncertainty of Additional Funding".

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

        During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to stockholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of Statement 131 to have a material effect, if any, on its consolidated results of operation.

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

        Dependence on Key Customers; Absence of Long-Term Contracts with Customers. The Company's two largest customers, Guess? and Swank (a licensee of Yves Saint Laurent, Kenneth Cole, Geoffrey Beene and Pierre Cardin), accounted for approximately 14.6% and 7.4%, respectively, of the Company's net sales (on a consolidated basis) for the three months ended March 31, 1998, and approximately 16.3% and 12.5%, respectively, of the Company's net sales (on a consolidated basis) for the year ended December 31, 1997. There can be no assurance that the Company will be able to maintain the current level of sales derived from these or any other customer in the future.

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

        Future Capital Needs; Uncertainty of Additional Funding. The Company anticipates that it will need to raise additional capital to fund its business growth plans and operations during the next 12 months. To the extent that existing resources and future earnings are insufficient to fund the Company's activities, the Company will need to raise additional funds through debt or equity financings. No assurance can be given that such additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. In addition, any equity financing could result in dilution to the Company's stockholders. The Company's inability to obtain adequate funds would adversely affect the Company's operations and ability to implement its strategy.

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

        Access to Financing and Replacement of Factors. Historically, the Company has been capital constrained. The Company's working capital has been provided primarily through related party loans and factoring arrangements, with both related and unrelated parties. Factoring of its receivables has substantially increased the Company's cost of funds, restricted the Company's ability to sell to customers not approved by the Company's factors, and, in management's opinion, limited the Company's growth potential. Under the Company's factoring arrangements, the amount of cash available to the Company is tied directly to the level of the Company's shipments and the credit quality of the Company's customers. The amount of cash available to the Company has been, and may continue to be, adversely affected by delays in shipment, economic trends in the packaging and garment industry, interest rate fluctuations and the lending policies of the Company's factors. Many of these influences are beyond the Company's control. The Company expects to replace its factoring relationships with more cost effective bank line of credit financing. Even if the Company is able to obtain alternative financing on acceptable terms, any decrease or material limitation on the amount of capital available to the Company under such arrangements will limit the ability of the Company to expand its sales levels and, therefore, would have a material adverse effect on the Company's financial position, operating results and cash flows. In addition, any significant increases in interest rates will increase the cost of financing to the Company and would have a material adverse effect on the Company's financial position, operating results and cash flows.

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

        Dependence Upon Guess? License. The Company, through AGS Stationery, manufactures Guess? stationery products pursuant to an exclusive license with Guess? entered into as of March 1, 1996. Net sales of Guess? stationery products accounted for (0.1%) and 5.5% of the Company's consolidated net sales for the three months ended March 31, 1998 and 1997, respectively. The Guess? license terminates on December 31, 2001, but may be renewed by the Company through December 31, 2006 so long as the Company is not in breach of the license and generates the required amount of minimum net sales for the two contract years prior to renewal. Guess? may terminate the license before its term expires upon the occurrence of certain events, including (i) if the Company commits a breach of the license and fails to cure that breach within any applicable cure period, (ii) if net sales for any contract year do not meet or exceed the minimum net sales required for such contract year, (iii) if, following any consolidation, sale or merger of AGS Stationery, Mark Dyne (the Company's Chairman) and Colin Dyne do not retain, directly or indirectly, the power to vote or direct the voting of more than fifty percent of the outstanding voting securities of AGS Stationery, or (iv) if Colin Dyne leaves the employment of AGS Stationery or otherwise fails to devote the vast majority of his time and efforts to the daily management of AGS Stationery's business, or Mark Dyne ceases to exert, on a regular basis, actual and bona fide management control and oversight over AGS Stationery's business. The termination of the Guess? license could have a material adverse effect on the Company's business, operating results and financial condition. Additionally, Guess? has certain approval rights over the various aspects of the design, manufacture, marketing and distribution of products under the license and consequently may delay the distribution of products bearing its proprietary marks. There can be no assurance that the Company will not be subject to delays resulting from disagreements with, or an inability to obtain approvals from Guess?.

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

        International Business. For the year ended December 31, 1997, approximately 40% of the Company's products were purchased, assembled or finished outside the United States, principally in Hong Kong and Mexico, and the Company intends to continue to purchase, assemble or finish a similar or greater percentage of its products outside of the United States in the future. The Company's international business is subject to numerous risks, including the need to comply with a wide variety of foreign and United States export and import laws, changes in export or import controls, tariffs and other regulatory requirements, the imposition of governmental controls, political and economic instability, trade restrictions, the difficulty of administering business overseas and general economic conditions. The inability of a contractor or supplier to ship orders in a timely manner could cause the Company to miss the delivery date requirements of its customers for those items, which could result in the cancellation of orders, refusal to accept deliveries or a reduction in sales price. Although the Company's international operations are denominated principally in United States dollars, purchases from foreign vendors and sales to foreign customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates, including the recent Asian currency fluctuations. There can be no assurance that these factors will not have a material adverse effect on the Company's business and results of operations. In addition, the Company cannot predict the effects the above risks will have on its business arrangements with its customers, contractors or suppliers. If any such risks were to render the conduct of business in a particular country undesirable or impractical, or if the Company's current contractors or suppliers were to cease doing business with the Company for any reason, the Company's financial position, operating results and cash flows could be adversely affected.

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

        Shared Responsibilities of Chairman. The Company's Chairman, Mark Dyne, also serves as Chief Executive Officer and Chairman of Brilliant Digital Entertainment, Inc. ("Brilliant"), as the joint managing director of Sega Ozisoft Pty., Limited ("Sega Ozisoft"), a director of Monto Holdings Pty. Ltd. ("Monto Holdings") and Nu-Metro Multimedia Pty. Ltd. ("Nu-Metro"), and a co-owner and director of Packard Bell Australia Pty. Ltd. ("Packard Bell NEC Australia"). Mr. Dyne is a shareholder of Sega Enterprises (Australia) Pty. Ltd., which operates a $70 million interactive indoor theme park in Darling Harbor in Sydney, Australia. Brilliant is a production and development studio involved in the production of a new generation of digital entertainment that is being distributed over the internet and on CD-ROM.
   Sega Ozisoft is an Australia-distributor of software products for many leading publishers. Monto Holdings is a private investment holding company, Nu-Metro is a South African based distributor of multi-media software products and Packard Bell NEC Australia is one of the leading manufacturers and distributors of personal computers through the Australian mass merchant channel. Mr. Dyne is not required to spend a certain amount of time at the Company nor is he able to devote his full time and resources to the Company.

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

        Shares Eligible for Future Sale. Future sales of Common Stock by existing stockholders could adversely affect the prevailing market price of the Common Stock and the Company's ability to raise capital in the equity markets. The Company has 4,070,011 shares of Common Stock outstanding. Of those shares, 1,680,000 shares are freely tradeable without restriction or further registration under the Securities Act, unless purchased by "affiliates" of the Company as that term is defined in Rule 144 under the Securities Act ("Rule 144"). The remaining 2,390,011 shares of Common Stock outstanding are "restricted securities," as that term is defined by Rule 144, and are also subject to the holding period, volume and manner of sale limitations of Rule 144. Under certain lock-up agreements, the officers, directors and other stockholders, holding an aggregate of 2,277,894 shares of Common Stock, have agreed that they will not, directly or indirectly, sell, assign or otherwise transfer any shares of Common Stock owned by them until January 1999, without the prior written consent of Cruttenden Roth Incorporated. Upon expiration of the lock-up agreements, such 2,277,894 shares of Common Stock will become eligible for sale, subject to compliance with the volume and manner of sale limitations of Rule 144. The Company also intends to file a registration statement under the Securities Act to register the shares of Common Stock reserved for issuance pursuant to the Company's 1997 Stock Incentive Plan (the "1997 Plan"). This registration statement will become effective immediately upon filing. As of March 31, 1998, options to purchase 260,000 shares of Common Stock and warrants to purchase 287,631 shares of Common Stock had been granted, none of which had been exercised. The availability for sale, as well as actual sales, of currently outstanding shares of Common Stock, and shares of Common Stock issuable upon the exercise of options and warrants, may depress the prevailing market price for the Common Stock and could adversely affect the terms upon which the Company would be able to obtain additional equity financing.

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

                                    PART II

                               OTHER INFORMATION

   ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

        In January 1998, in connection with the purchase of $550,000 of Bridge Notes, Cruttenden Roth Bridge Fund, LLC and Beta Research Corporation received Bridge Warrants to purchase 47,000 shares and 33,000 shares, respectively, of Common Stock. The Bridge Warrants will be exercisable for a period of four year, commencing January 23, 1999, at an initial per share exercise price of $6.00. The Bridge Warrants provide for demand and piggyback registration rights. The issuance and sale of these securities was made in reliance on, Section 4(2) of the Securities Act as a transaction not involving any public offering.

        Also in January 1998, in connection with the Company's initial public offering, the Company granted to Cruttenden Roth Incorporated and Josephtal & Co. Inc. (the "Representatives") warrrants to purchase up to 110,000 shares of Common Stock (the "Representatives' Warrants). The Representatives' Warrants will be exerciseable for a period of four years, commencing January 23, 1999, at an initial per share exercise price of $4.80. Neither the Representatives' Warrants nor the share of Common Stock issuable upon exercise thereof may be transferred, assigned or hypothecated until one year from the date of the Offering, except that they may be assigned, in whole or in part, (i) to individuals who are either officers or partners of the Representatives, or (ii) by will or the laws of descent and distribution or
   (iii) to certain successor of the Representatives. Any profit realized by the Representatives on the sale of securities issuable upon exercise of the Representatives' Warrants may be deemed to be additional compensation. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

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

        The Offering commenced on January 23, 1998 and the sale of 1,680,000 shares closed on January 28, 1998. All of the Shares registered were sold in the Offering at an aggregate price of $4.00 per share, for aggregate proceeds of $6,400,000 and $320,000 to the Company and the Selling Stockholder, respectively. After deducting underwriting discounts and commissions of $0.32 per share, the Selling Stockholder received net proceeds of $294,400 and the Company received net proceeds equal to $5,888,000 less expenses of $1,102,824 incurred in connection with the Offering (all of which were paid or are payable by the Company). Of the $1,102,824, $134,400 represents non-accountable expenses payable to the underwriters. Cruttenden Roth Incorporated and Josepthal & Co. Inc. were the co-managing underwriters.

        The Offering resulted in net proceeds ("Net Proceed") to the Company of approximately $4,785,000. As of March 31, 1998, the Company had applied an aggregate of approximately $3,852,000 of the Net Proceeds as follows: (i) $2,014,000 to repay certain indebtedness (of which approximately $264,000 was paid to officers, directors, stockholders and/or other affilitates of the Company), (ii) $108,000 to develop a national sales and marketing network, including hiring additional sales personnel, (iii) $66,000 to acquire computer & production equipment, (iii) $245,000 to purchase inventories, (v) $1,419,000 for working capital. As of March 31, 1998, the Company had invested the remaining $933,000 of the Net Proceeds in short-term interest bearing securities.

        As required by Rule 463 of the Securities Act, the Company will disclose the application of the remaining Net Proceeds in the Company's periodic report for the quarter ending June 30, 1998 and, to the extent necessary, in subsequent periodic reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act.

   ITEM 5.   OTHER INFORMATION

        Effective May 1, 1998, the Company entered into a Line of Credit Agreement with a bank for $2 million to be used for working capital purposes and expires on May 31, 1999. The Line of Credit interest rate is equal to the bank's reference rate and includes certain financial covenants relating to net worth, debt to net worth, current ratio, and profitability. The Company expects to replace its factoring relationships with the more cost effective Line of Credit.

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             Exhibit 27.1  Financial Data Schedule

             Exhibit 10.53 Line of Credit Agreement

        (b)  Reports on Form 8-K.

             No reports on Form 8-K were filed during the period covered by this transition report.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Date: May 14, 1998         TAG-IT PACIFIC, INC.


                              By:   /s/  Francis Shinsato
                                    ---------------------------------
                                    Francis Shinsato
                                    Chief Financial Officer
                                    (Principal Financial & Accounting Officer)