Form 10QSB
period 1998-06-30
TAG IT PACIFIC INC
filed 1998-08-05
CIK 1047881

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the quarterly period ended June 30, 1998.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.



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

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 4,070,011 shares issued and outstanding as of July 31, 1998.

Transitional Small Business Disclosure Format (check one):

                               Yes        No   X
                                   -----     -----

================================================================================

                             TAG-IT PACIFIC, INC.
                             INDEX TO FORM 10-QSB

PART I            FINANCIAL INFORMATION                                                             PAGE
                                                                                                    ----
Item 1.           Condensed Financial Statements:

                  Condensed Consolidated Balance Sheets (unaudited) as of June 30, 1998 and December 31, 1997............................................................  3

                  Condensed Consolidated Statements of Operations (unaudited) for the
                   Three Months and Six Months Ended June 30, 1998 and 1997.........................  4

                  Condensed Consolidated Statements of Cash Flows (unaudited) for the
                   Six Months Ended June 30, 1998 and 1997..........................................  5

                  Notes to Condensed Consolidated Financial Statements..............................  6

Item 2.           Management's Discussion and Analysis of Financial Condition
                   and Results of Operations........................................................  9

PART II           OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds......................................... 19

Item 5.           Other Information................................................................. 20

Item 6.           Exhibits and Reports on Form 8-K.................................................. 20

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                             TAG-IT PACIFIC, INC.
                     Condensed Consolidated Balance Sheets
                                  (unaudited)

                                                                                      June 30,        December 31,
         Assets                                                                         1998              1997
                                                                                    ------------      ------------
Current Assets:
   Cash...........................................................................   $   310,161       $    44,109
   Due from factor, net...........................................................       180,857                 -
   Accounts receivable, trade.....................................................     3,168,282         3,017,391
   Due from related parties.......................................................       199,751           138,418
   Inventories....................................................................     2,496,441         2,331,131
   Prepaid expenses and other current assets......................................       414,029           273,468
                                                                                    ------------      ------------
      Total current assets........................................................     6,769,521         5,804,517

Property and Equipment (net of accumulated Depreciation and amortization).........     1,179,267           974,309

Other assets......................................................................       126,401           392,238
                                                                                    ------------      ------------
Total Assets......................................................................   $ 8,075,189       $ 7,171,064
                                                                                    ============      ============

         Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities:
      Bank overdrafts.............................................................   $         -       $   306,565

      Due to factor, net..........................................................             -         1,404,133
      Accounts payable............................................................     2,102,228         3,977,568
      Accrued expenses............................................................       690,235           628,086
      Current portion of long-term debt...........................................       621,295           463,708
      Current portion notes payable to related parties............................     1,172,381           277,003
                                                                                    ------------      ------------
         Total current liabilities................................................     4,586,139         7,057,063

Long-term debt, less current portion..............................................             -            55,315
Notes payable to related parties, less current portion............................             -         1,249,698
                                                                                    ------------      ------------
Total Liabilities.................................................................     4,586,139         8,362,076
                                                                                    ------------      ------------

Commitments and Contingencies (Note 4)

Stockholders' Equity (Deficiency):
      Preferred stock.............................................................             -                 -
      Common stock................................................................         4,070             2,470
      Additional paid-in capital..................................................     5,598,459           957,530
      Accumulated deficit.........................................................    (2,113,479)       (2,151,012)
                                                                                    ------------      ------------
         Total Stockholders' Equity (Deficiency)..................................     3,489,050        (1,191,012)
                                                                                    ------------      ------------
Total Liabilities and Stockholders' Equity (Deficiency)...........................   $ 8,075,189       $ 7,171,064
                                                                                    ============      ============

    See accompanying notes to condensed consolidated financial statements.

                             TAG-IT PACIFIC, INC.
                Condensed Consolidated Statements of Operations
                                  (unaudited)

                                                        Three Months Ended                    Six Months Ended
                                                             June 30,                              June 30,
                                                    ---------------------------          ---------------------------
                                                      1998              1997               1998              1997
                                                    ----------       ----------          ----------       ----------
Net sales....................................       $4,402,522       $4,341,200          $7,870,235       $8,592,248
Cost of goods sold...........................        2,733,204        2,670,091           4,986,472        5,341,238
                                                    ----------       ----------          ----------       ----------
  Gross profit...............................        1,669,318        1,671,109           2,883,763        3,251,010

Selling expenses.............................          462,907          375,021             670,777          785,666
General and administrative expenses..........        1,019,295        1,068,009           2,003,653        1,916,820
Write-off of printing division...............                0                0                   0          116,000
                                                    ----------       ----------          ----------       ----------
  Total operating expenses...................        1,482,202        1,443,030           2,674,430        2,818,486

Income (loss) from operations................          187,116          228,079             209,333          432,524
Interest expense.............................           18,685          202,026             124,289          396,372
                                                    ----------       ----------          ----------       ----------
Income (loss) before income taxes............          168,431           26,053              85,044           36,152
Provision for Income Taxes...................           60,635           27,000              47,511           84,000
                                                    ----------       ----------          ----------       ----------
  Net Income (Loss)..........................       $  107,796       $     (947)         $   37,533       $  (47,848)
                                                    ==========       ==========          ==========       ==========

Basic earnings per share.....................       $     0.03       $    (0.00)         $     0.01       $    (0.02)
                                                    ==========       ==========          ==========       ==========
Diluted earnings per share...................       $     0.03       $    (0.00)         $     0.01       $    (0.02)
                                                    ==========       ==========          ==========       ==========


    See accompanying notes to condensed consolidated financial statements.

                             TAG-IT PACIFIC, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                       --------------------------
                                                                                           1998           1997
                                                                                       -----------      ---------
Increase (decrease) in cash
Cash flows from operating activities:
   Net income (loss).....................................................              $    37,533      $ (47,848)
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation.......................................................                  185,985        145,054
      Changes in operating assets and liabilities:
        Accounts receivable...............................................                (331,747)       515,651
        Inventories.......................................................                (165,310)      (363,113)
        Other assets......................................................                 265,837       (138,318)
        Prepaid expenses and other current assets.........................                (140,561)       545,725
        Accounts payable..................................................              (1,875,340)        67,722
        Accrued expenses..................................................                  62,148        220,043
                                                                                       -----------      ---------
   Net cash provided (used in) operating activities......................               (1,961,455)       944,916

Cash Flows From Investing Activities:
   Loans to related parties...............................................                 (61,333)      (103,651)
   Acquisition of property and equipment..................................                (390,943)      (320,896)
                                                                                       -----------      ---------
   Net cash used in investing activities..................................                (452,276)      (424,547)

Cash Flows from Financing Activities:
   Bank overdraft.........................................................                (306,565)      (391,838)
   Net advances from factor...............................................              (1,404,133)      (369,310)
   Proceeds from IPO, net                                                                4,642,529              -
   Proceeds from bank line of credit                                                       562,000              -
   Proceeds (repayment) from long-term debt...............................                (459,728)        85,002
   Proceeds (repayment) from notes payable to related parties, net........                (354,320)       388,203
                                                                                       -----------      ---------
Net cash provided (used in) financing activities..........................               2,679,783       (287,943)
                                                                                       -----------      ---------

Net increase (decrease) in cash...........................................                 266,052        232,426
Cash at beginning of period...............................................                  44,109          5,057
                                                                                       -----------      ---------
Cash at end of period.....................................................             $   310,161      $ 237,483
                                                                                       ===========      =========

  Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest.............................................................             $   124,289      $ 396,372
     Income taxes.........................................................             $    14,670      $   9,230
   Non-cash financing activity:
     Note payable converted to equity.....................................             $         0      $       0


    See accompanying notes to condensed consolidated financial statements.

                             TAG-IT PACIFIC, INC.
           Notes to the Condensed Consolidated Financial Statements
                                  (unaudited)


   1.   PRESENTATION OF INTERIM INFORMATION

        In the opinion of the management of Tag-It Pacific, Inc. and Subsidiaries (collectively, the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 1998, and the results of operation and cash flows for the six months ended June 30, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

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

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                                   INCOME                      SHARES                   PER SHARE
                                                                 (NUMERATOR)                (DENOMINATOR)                 AMOUNT
                                                                 -----------                -------------               ----------
For the three months ended June 30, 1998:
-----------------------------------------

Basic earnings per share:

Income available to common stockholders......................      $107,796                    4,070,011                  $ 0.03

Effect of Dilutive Securities:

Options......................................................                                          -
Warrants.....................................................                                     36,186
Shares Issued................................................                                          -
                                                                   --------                    ---------                  ------
Income available to common stockholders......................      $107,796                    4,106,197                  $ 0.03
                                                                   ========                    =========                  ======
                                                                   INCOME                      SHARES                   PER SHARE
                                                                 (NUMERATOR)                (DENOMINATOR)                 AMOUNT
                                                                 -----------                -------------               ----------
For the three months ended June 30, 1998:
-----------------------------------------

Basic earnings per share:

Income available to common stockholders......................      $ 37,533                   3,865,567                   $ 0.01

Effect of Dilutive Securities:

Options......................................................                                          -
Warrants.....................................................                                     36,186
Shares Issued................................................                                          -
                                                                   --------                    ---------                  ------
Income available to common stockholders......................      $ 37,533                    3,901,753                  $ 0.01
                                                                   ========                    =========                  ======

        For the three months and six months ended June 30, 1997 basic and diluted earning per share are the same amount based on weighted average shares of 2,085,609. Warrants to purchase 80,000, 110,000 and 35,555 shares of common stock at $6.00, $4.80 and $3.60, respectively, were outstanding for the six months ended June 30, 1998 but were not included in the computations of diluted earnings per share because the effect of exercise would have an antidilutive effect on earnings per share. Stock options to purchase 260,000 shares of common stock at $3.20 were outstanding for the six months ended June 30, 1998 but were not included in the computations of diluted earnings per share because the effect of exercise would have an antidilutive effect on earnings per share.

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

   RESULTS OF OPERATIONS

        Net Sales. Net sales increased approximately $61,000 to $4.4 million (or 1.4%) for the three months ended June 30, 1998 from $4.3 million for the three months ended June 30, 1997. The increase in net sales was a result of small increases in tags, specialty packaging, and specialty licensed stationery products.

        Net sales decreased approximately $722,000 to $7.9 million (or 8.4%) for the six months ended June 30, 1998 from $8.6 million for the six months ended June 30, 1997. The decrease in net sales was primarily the result of $830,000 decrease in sales of tags and specialty packaging, partially offset by an increase of $225,000 of apparel trim products, plus $180,000 in returns of specialty licensed stationery products shipped in 1997. The sales decrease in tags and specialty packaging was due, in part, to management's efforts relating to the initial public offering (IPO), including the effect of an approximate 5-week delay of the IPO from December 1997 to January 1998, a period when substantial management focus on development of customer programs was required. In January 1998, the Company also started focusing on private label specialty stationery and de-emphasizing its specialty licensed products. The Company expects that de-emphasizing specialty licensed products will reduce occurrences of product returns in the future. While sales momentum is building, the Company does not expect to experience the benefits of this momentum until the third quarter of 1998.

        Gross Profit. Gross profit decreased approximately $2,000 to $1.7 million (or 0.1%) for the three months ended June 30, 1998 from $1.7 million for the three months ended June 30, 1997. Gross margin as a percentage of net sales decreased to approximately 37.9% as compared to 38.5% for the three months ended June 30, 1997. The decrease in gross margin was primarily attributable to 1997 contribution of higher margin specialty licensed stationery products, offset by labor and other cost savings associated with normalized production at the Company's Mexico facility and lower overhead resulting from termination of printing operations in November 1996.

        Gross profit decreased approximately $367,000 to $2.9 million (or 11.3%) for the six months ended June 30, 1998 from $3.3 million for the six months ended June 30, 1997. Gross margin as a percentage of net sales decreased to approximately 36.6% as compared to 37.8% for the six months ended June 30, 1997. The decrease in gross margin was primarily attributable to the return of $180,000 higher margin specialty licensed stationery products, and secondarily to lower overhead absorption, offset by labor and other cost savings associated with normalized production at the Company's Mexico facility and lower overhead resulting from termination of printing operations in November 1996. The Company expects that de-emphasizing specialty licensed products will also result in sales of inventory in the third and fourth quarter at reduced prices which will decrease the gross margin as a percentage of net sales.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $39,000 to $1.5 million for the three months ended June 30, 1998 from $1.4 million for the three months ended June 30, 1997. As a percentage of net sales, these expenses increased to 33.7% in the three months ended June 30, 1998 compared to 33.2% for the three months ended June 30, 1997 due to additional salesmen, advertising and promotion expenses, offset by decreased expenses in specialty licensed stationery products.

        Selling, general and administrative expenses decreased approximately $28,000 to $2.7 million for the six months ended June 30, 1998 and 1997. As a percentage of net sales, these expenses increased to 34.0% in the six months ended June 30, 1998 compared to 31.5% for the six months ended June 30, 1998 due to the lower net sales, additional salesmen, advertising and promotion expenses, offset by decreased expenses in specialty licensed stationery products. A one-time incentive bonus of approximately $38,000 was paid to two salesmen in the quarter ended March 31, 1998 which the Company does not anticipate providing in the future.

        Printing Division Expense. In the three months ended March 31, 1997, the Company incurred approximately $116,000 of incremental printing costs associated with its captive printing division which was closed in February 1997.

        Interest Expense. Interest expense decreased approximately $183,000 (or 90.8%) to $19,000 for the three months ending June 30, 1998 from $202,000 for the three months ended June 30, 1997. This decrease is attributable to decreased factoring expenses associated with decreased borrowings under the factoring arrangements due to proceeds received from the initial public offering in January.

        Interest expense decreased approximately $272,000 (or 68.6%) to $124,000 for the six months ended June 30, 1998 from $396,000 for the six months June 30, 1997. During the six months ended June 30, 1998, the Company substantially reduced its use of factors, a trend which the Company intends to continue. The Company intends to rely upon its $2 million line of credit which was established in April 1998.

        Provision for Income Taxes. The provision for income taxes increased approximately $34,000 to $61,000 for the three months ended June 30, 1998 as compared to $27,000 for the three months ended June 30, 1997. The provision for income taxes decreased approximately $36,000 to $48,000 for the six months ended June 30, 1998 as compared to $84,000 for the six months ended June 30, 1997. Provision for income taxes has been made for each Subsidiary through October 17, 1997, the date of the consummation of the Consolidation. Notwithstanding the Consolidation, operating losses from AGS Stationery were not available to offset taxable income of the Company's other Subsidiaries and in future periods may only be used to offset future AGS Stationery profits. Management has established a valuation allowance on the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

        Net Income (Loss). Net income was $108,000 for the three months ended June 30, 1998 as compared to a net loss of ($1,000) for the three months ended June 30, 1997, due to the factors set forth above. Net income of $38,000 for the six months ended June 30, 1998 as compared to a net loss of ($48,000) for the six months ended June 30, 1997, due to the factors set forth above.

   LIQUIDITY AND CAPITAL RESOURCES

        During fiscal 1997 the Company satisfied its working capital requirements primarily through cash flows generated from operations, borrowings under factoring agreements with Heller Financial, Inc. ("Heller Financial") and Safcor, Inc. ("Safcor") and related party borrowings. Generally, the Company's borrowing requirements have been somewhat seasonal, with peak working capital need occurring at the end of the year. The Company has substantially reduced its use of factoring arrangements with Heller and Safcor as of June 30, 1998.

        Pursuant to the terms of its factoring agreements, the Company's factors purchase the Company's eligible accounts receivable and assume the credit risk only with respect to those accounts for which the factors have given prior approval. Where the Company's factors do not assume the credit risk for a receivable, the collection risk associated with the receivable remains with the Company and if the factor, in its discretion, determines to advance against the receivable, the customer's payment obligation is recorded as a Company receivable and the advance from the factor is recorded as a current liability. As of June 30, 1998, the amount factored without recourse was $148,000 and the amount due from the factor recorded as a current asset was $181,000.

        The Company's initial public offering resulted in net proceeds to the Company of approximately $4,643,000. As of June 30, 1998, $4,370,000 had been applied and the remaining $272,000 was available for working capital and other purposes. Effective May 1, 1998, the Company entered into a line of credit agreement with a bank for $2 million to be used for working capital purposes. The line of credit expires on May 31, 1999. The line of credit interest rate is equal to the bank's reference rate and includes certain financial covenants relating to net worth, debt to net worth, current ratio, and profitability. The Company used a portion of the net proceeds from its public offering to satisfy the majority of its obligations existing under the Heller Financial and Safcor factoring arrangements.

        As of June 30, 1998, the Company had outstanding related party debt of $1.16 million (the "Related Party Indebtedness") and non-related party debt of $59,000 at a weighted average rate of 8.0%. All Related Party Indebtedness is due and payable on the fifteenth day following the date of delivery of written demand for payment which may be delivered at any time after December 31, 1998. As of June 30, 1998 the Company had outstanding balance of $562,000 on the bank line of credit. As of March 31, 1998, the Cruttenden Roth Bridge Fund, LLC and Beta Research Corporation promissory notes purchased for $323,125 and $226,875, respectively, of the Company's Senior Subordinated Secured Notes (the "Bridge Notes"), were repaid.

        Net cash (used in) provided by operating activities was approximately ($1,961,000) and $945,000 for the six months ended June 30, 1998 and 1997, respectively. Cash provided in the six months ended June 30, 1997 resulted primarily from increased accounts receivable, prepaid expenses, accounts payable, and accrued expenses partially offset by decreases in inventory. Cash used in operations in the six months ended June 30, 1998 resulted primarily from decreased accounts payable, increased accounts receivables, inventory and expenses related to the Offering.

        Net cash used in investing activities was $452,000 and $425,000 for the six months ended June 30, 1998 and 1997, respectively. Those activities
   related primarily to capital expenditures for production   equipment, leasing
   of equipment and expenditures for office and assembly equipment in connection with the Mexico facility.

        Net cash (used in) provided by financing activities was approximately $2,680,000 and ($288,000) for the six months ending June 30, 1998 and 1997, respectively. Net cash provided by financing activities for the six months ended June 30, 1998 reflects proceeds from the IPO and bank line of credit; offset by reductions in advances from factors, related parties and non-related parties. Net cash used for the six months ending June 30,

   1997 resulted from net advances from factors and related parties, offset by reductions from related party borrowings.

        The Company believes that it will be required to obtain additional financing in order to provide adequate liquidity to funds its business growth plans and operations during the next 12 months. The Company is continually evaluating various financing strategies to be utilized in expanding its business and to fund future growth or acquisitions. The extent of the Company's future capital requirements will depend, however, on many factors, including but not limited to, results of operations, the size and timing of future acquisitions, if any, and the availability of additional financing. No assurance can be given that such additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. The Company's inability to obtain adequate funds would adversely affect the Company's operations and ability to implements its strategy. In addition, any equity financing could result in dilution to the Company's stockholders. See "Factors That May Affect Future Results Future Capital Needs; Uncertainty of Additional Funding".

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

        Management of Business Changes; Potential Growth; Potential Acquisitions. The Subsidiaries have been operated under family management since inception and have recently significantly expanded their operations. Such expansion has placed, and any future expansion, internally or through acquisitions, will place, significant demands on the Company's management, operational, administrative, financial and accounting resources. Successful management of the Company's operations will require the Company to continue to implement and improve its financial and management information and reporting systems and procedures on a timely basis. The Company's ability to manage its future growth, if any, will also require it to hire and train new employees, including management and operating personnel, and motivate and manage its new employees and integrate them into its overall operations and culture. The Company recently has made additions to its management team and is in the process of improving its financial and management information and reporting systems to adapt to its new role as a public company, a process which is expected to continue. The Company's failure to manage implementation of its growth strategies and to implement and improve its financial and management information and reporting systems would have a material adverse effect on the Company's results of operations and its ability to implement its growth strategy.

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

        Dependence on Key Customers; Absence of Long-Term Contracts with Customers. The Company's two largest customers, Guess? and Swank (a licensee of Yves Saint Laurent, Kenneth Cole, Geoffrey Beene and Pierre Cardin), accounted for approximately 13.3% and 9.7%, respectively, of the Company's net sales (on a consolidated basis) for the six months ended June 30, 1998, and approximately 16.3% and 12.5%, respectively, of the Company's net sales (on a consolidated basis) for the year ended December 31, 1997. There can be no assurance that the Company will be able to maintain the current level of sales derived from these or any other customer in the future.

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

        Control by Existing Stockholders. The Company's officers and directors (and their affiliates), own approximately 46.6% of the Company's outstanding shares; and the Dyne family (Harold Dyne, Mark Dyne, Colin Dyne, Larry Dyne and Jonathan Burstein) own approximately 46.2% of the Company's outstanding shares. As a result, these stockholders, or the Dyne family acting as a group, effectively control the Company and its operations, including the election of at least a majority of the Company's Board of Directors and thus the policies of the Company. The voting power of these stockholders could also serve to discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might have a depressive effect on the price of the Common Stock.

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

        Dependence Upon Guess? License. The Company, through AGS Stationery, manufactures Guess? stationery products pursuant to an exclusive license with Guess? entered into as of March 1, 1996. Net sales of Guess? stationery products accounted for 0.1% and 2.9% of the Company's consolidated net sales for the six months ended June 30, 1998 and 1997, respectively. The Guess? license terminates on December 31, 2001, but may be renewed by the Company through December 31, 2006 so long as the Company is not in breach of the license and generates the required amount of minimum net sales for the two contract years prior to renewal. Guess? may terminate the license before its term expires upon the occurrence of certain events, including (i) if the Company commits a breach of the license and fails to cure that breach within any applicable cure period, (ii) if net sales for any contract year do not meet or exceed the minimum net sales required for such contract year, (iii) if, following any consolidation, sale or merger of AGS Stationery, Mark Dyne (the Company's Chairman) and Colin Dyne do not retain, directly or indirectly, the power to vote or direct the voting of more than fifty percent of the outstanding voting securities of AGS Stationery, or (iv) if Colin Dyne leaves the employment of AGS Stationery or otherwise fails to devote the vast majority of his time and efforts to the daily management of AGS Stationery's business, or Mark Dyne ceases to exert, on a regular basis, actual and bona fide management control and oversight over AGS Stationery's business. The termination of the Guess? license could have a material adverse effect on the Company's business, operating results and financial condition. Additionally, Guess? has certain approval rights over the various aspects of the design, manufacture, marketing and distribution of products under the license and consequently may delay the distribution of products bearing its proprietary marks. There can be no assurance that the Company will not be subject to delays resulting from disagreements with, or an inability to obtain approvals from Guess?.

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

        Shares Eligible for Future Sale. Future sales of Common Stock by existing stockholders could adversely affect the prevailing market price of the Common Stock and the Company's ability to raise capital in the equity markets. The Company has 4,070,011 shares of Common Stock outstanding. Of those shares, 1,680,000 shares are freely tradeable without restriction or further registration under the Securities Act, unless purchased by "affiliates" of the Company as that term is defined in Rule 144 under the Securities Act ("Rule 144"). The remaining 2,390,011 shares of Common Stock outstanding are "restricted securities," as that term is defined by Rule 144, and are also subject to the holding period, volume and manner of sale limitations of Rule 144. Under certain lock-up agreements, the officers, directors and other stockholders, holding an aggregate of 2,277,894 shares of Common Stock, have agreed that they will not, directly or indirectly, sell, assign or otherwise transfer any shares of Common Stock owned by them until January 1999, without the prior written consent of Cruttenden Roth Incorporated. Upon expiration of the lock-up agreements, such 2,277,894 shares of Common Stock will become eligible for sale, subject to compliance with the volume and manner of sale limitations of Rule 144. The Company also intends to file a registration statement under the Securities Act to register the shares of Common Stock reserved for issuance pursuant to the Company's 1997 Stock Incentive Plan (the "1997 Plan"). This registration statement will become effective immediately upon filing. As of June 30, 1998, options to purchase 260,000 shares of Common Stock and warrants to purchase 287,631 shares of Common Stock had been granted, none of which had been exercised. The availability for sale, as well as actual sales, of currently outstanding shares of Common Stock, and shares of Common Stock issuable upon the exercise of options and warrants, may depress the prevailing market price for the Common Stock and could adversely affect the terms upon which the Company would be able to obtain additional equity financing.

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

                                    PART II

                               OTHER INFORMATION



   ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

        In January 1998, in connection with the purchase of $550,000 of Bridge Notes, Cruttenden Roth Bridge Fund, LLC and Beta Research Corporation received Bridge Warrants to purchase 47,000 shares and 33,000 shares, respectively, of Common Stock. The Bridge Warrants will be exercisable for a period of four years, commencing January 23, 1999, at an initial per share exercise price of $6.00. The Bridge Warrants provide for demand and piggyback registration rights. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

        Also in January 1998, in connection with the Company's initial public offering, the Company granted to Cruttenden Roth Incorporated and Josephtal & Co. Inc. (the "Representatives") warrants to purchase up to 110,000 shares of Common Stock (the "Representatives' Warrants"). The Representatives' Warrants will be exercisable for a period of four years, commencing January 23, 1999, at an initial per share exercise price of $4.80. Neither the Representatives' Warrants nor the shares of Common Stock issuable upon exercise thereof may be transferred, assigned or hypothecated until one year from the date of the Offering, except that they may be assigned, in whole or in part, (i) to individuals who are either officers or partners of the Representatives, or (ii) by will or the laws of descent and distribution or
   (iii) to certain successor of the Representatives. Any profit realized by the Representatives on the sale of securities issuable upon exercise of the Representatives' Warrants may be deemed to be additional compensation. The issuance and sale of these securities was made in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

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

        The Offering closed on January 28, 1998. All of the Shares registered were sold in the Offering at an aggregate price of $4.00 per share, for aggregate proceeds of $6,400,000 and $320,000 to the Company and the Selling Stockholder, respectively. After deducting underwriting discounts and commissions of $0.32 per share, the Selling Stockholder received net proceeds of $294,400 and the Company received net proceeds equal to $5,888,000 less expenses of $1,245,471 incurred in connection with the Offering (all of which were paid or are payable by the Company). Of the $1,245,471, $134,400 represents non-accountable expenses payable to the underwriters. Cruttenden Roth Incorporated and Josepthal & Co. Inc. were the co-managing underwriters.

        The Offering resulted in net proceeds ("Net Proceeds") to the Company of approximately $4,643,000. As of June 30, 1998, the Company had applied an aggregate of approximately $4,370,000 of the Net Proceeds as follows: (i) $2,279,000 to repay certain indebtedness (of which approximately $416,000 was paid to officers, directors, stockholders and/or other affiliates of the Company), (ii) $450,000 to develop a national sales and marketing network, including hiring additional sales personnel, (iii) $229,000 to acquire computer & production equipment, (iv) $166,000 to purchase inventories, and
   (v) $1,246,000 for working capital. As of June 30, 1998, the Company had invested the remaining $272,000 of the Net Proceeds in short-term interest bearing securities.

        As required by Rule 463 of the Securities Act, the Company will disclose the application of the remaining Net Proceeds in the Company's periodic report for the quarter ending September 30, 1998 and, to the extent necessary, in subsequent periodic reports filed by the Company pursuant to
   Section 13(a) or 15(d) of the Exchange Act.


   ITEM 5.   OTHER INFORMATION

        Effective May 1, 1998, the Company entered into a $2 million line of credit agreement with a bank to be used for working capital purposes and expires on May 31, 1999. The Line of Credit interest rate is equal to the bank's reference rate and includes certain financial covenants relating to net worth, debt to net worth, current ratio, and profitability.


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


   Date: August 3, 1998           TAG-IT PACIFIC, INC.


                                  By: /s/  Francis Shinsato
                                      ---------------------
                                      Francis Shinsato
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)