Form 10QSB
period 1998-09-30
TAG IT PACIFIC INC
filed 1998-11-09
CIK 1047881

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1998.


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.



                         Commission file number 1-13669


                              TAG-IT PACIFIC, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)

              DELAWARE                                      95-4654481
     (State or Other Jurisdiction of                     (I.R.S.Employer
     Incorporation or Organization)                      Identification No.)


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

                               Yes   X     No
                                   -----      -----

   State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 6,460,011 shares issued and outstanding as of October 30, 1998.

Transitional Small Business Disclosure Format (check one):

                              Yes             No   X
                                  -----          -----
================================================================================

                                              TAG-IT PACIFIC, INC.
                                              INDEX TO FORM 10-QSB

                                                                                                           PAGE
                                                                                                           ----
PART I                    FINANCIAL INFORMATION

Item 1.                   Condensed Financial Statements:

                          Condensed Consolidated Balance Sheets (unaudited) as of September 30, 1998
                           and December 31, 1997....................................................         3

                          Condensed Consolidated Statements of Operations (unaudited) for the
                            Three Months and Nine Months Ended September 30, 1998 and 1997..........         4

                          Condensed Consolidated Statements of Cash Flows (unaudited) for the
                           Nine Months Ended September 30, 1998 and 1997............................         5

                          Notes to Condensed Consolidated Financial Statements......................         6

Item 2.                   Management's Discussion and Analysis of Financial Condition
                           and Results of Operations................................................         9

PART II                   OTHER INFORMATION

Item 2                    Changes in Securities and Use of Proceeds.................................         20

Item 5                    Other Information.........................................................         21

Item 6                    Exhibits and Reports on Form 8-K...........................................        21

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                              TAG-IT PACIFIC, INC.
                     Condensed Consolidated Balance Sheets
                                  (unaudited)



                                                                                          September 30,        December 31,
                                                                                              1998                 1997
                                                                                          -------------        ------------
      Assets

Current Assets:
   Cash.............................................................................       $   262,657         $    44,109
   Due from factor, net.............................................................           151,378                   -
   Accounts receivable, trade.......................................................         4,244,969           3,017,391
   Due from related parties.........................................................           163,624             138,418
   Inventories......................................................................         2,734,851           2,331,131
   Prepaid expenses and other current assets........................................           270,065             273,468
                                                                                           -----------         -----------
     Total current assets...........................................................         7,827,544           5,804,517

Property and Equipment (net of accumulate depreciation and amortization)............         1,260,097             974,309
Other assets.........................................................................           45,103             392,238
                                                                                           -----------         -----------
Total Assets.........................................................................      $ 9,132,744         $ 7,171,064
                                                                                           ===========         ===========

          Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities:
   Bank overdraft....................................................................      $         -         $   306,565
   Due to factor, net................................................................                -           1,404,133
   Accounts payable..................................................................        2,061,688           3,977,568
   Accrued expenses..................................................................          675,125             628,086
   Line of Credit....................................................................        1,689,000                   -
   Current portion of long-term debt.................................................           66,849             463,708
   Current portion notes payable to related parties..................................          930,026             277,003
                                                                                           -----------         -----------
     Total current liabilities.......................................................        5,422,688           7,057,063

Long-term debt, less current portion.................................................                -              55,315
Notes payable to related parties, less current portion...............................                -           1,249,698
                                                                                           -----------         -----------
Total Liabilities....................................................................        5,422,688           8,362,076
                                                                                           -----------         -----------

Commitments and Contingencies (Note 4)

Stockholders' Equity (Deficiency):
   Preferred stock...................................................................                -                   -
   Common stock......................................................................            4,070               2,470
   Additional paid-in capital........................................................        5,583,266             957,530
   Accumulated deficit...............................................................       (1,877,280)         (2,151,012)
                                                                                           -----------         -----------
     Total Stockholders' Equity (Deficiency).........................................        3,710,056          (1,191,012)
                                                                                           -----------         -----------
Total Liabilities and Stockholders' Equity (Deficiency)..............................      $ 9,132,744         $ 7,171,064
                                                                                           ===========         ===========

    See accompanying notes to condensed consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                Condensed Consolidated Statements of Operations
                                  (unaudited)



                                                         Three Months Ended                  Nine Months Ended
                                                           September 30,                       September 30,
                                                    -----------------------------       -----------------------------
                                                         1998             1997               1998            1997
                                                    ------------      ------------      ------------     ------------
Net sales....................................         $5,045,971        $6,301,498       $12,916,206      $14,893,746
Cost of goods sold...........................          3,283,871         4,067,854         8,270,344        9,409,092
                                                      ----------        ----------       -----------      -----------
    Gross profit.............................          1,762,100         2,233,644         4,645,862        5,484,654

Selling expenses.............................            484,809           558,960         1,155,586        1,344,626
General and administrative expenses..........            883,386         1,107,973         2,884,039        3,024,793
Write-off of printing division...............                  0                 0                 0          116,000
                                                      ----------        ----------       -----------      -----------
    Total operating expenses.................          1,368,195         1,666,933         4,042,625        4,485,419

Income (loss) from operations................            393,905           566,711           603,237          999,235
Interest expense.............................             56,094           267,330           180,383          663,702
                                                      ----------        ----------       -----------      -----------
Income (loss) before income taxes............            337,811           299,381           422,854          335,533
Provision for Income Taxes...................            101,612           104,712           149,122          188,712
                                                      ----------        ----------       -----------      -----------
    Net Income (Loss)........................         $  236,199        $  194,669        $  273,732       $  146,821
                                                      ==========        ==========        ==========       ==========

Basic earnings per share.....................         $     0.06        $     0.09        $     0.07       $     0.07
                                                      ==========        ==========        ==========       ==========
Diluted earnings per share...................         $     0.06        $     0.09        $     0.07       $     0.07
                                                      ==========        ==========        ==========       ==========

    See accompanying notes to condensed consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                                      Nine Months Ended
                                                                                                         September 30,
                                                                                              -----------------------------------
                                                                                                  1998                  1997
                                                                                              -------------         -------------
Increase (decrease) in cash
Cash flows from operating activities:
   Net income (loss)...................................................................         $   273,732           $   146,821
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation.....................................................................             297,315               220,391
      Changes in operating assets and liabilities:
       Accounts receivable.............................................................          (1,378,956)             (578,277)
       Inventories.....................................................................            (403,720)             (642,551)
       Other assets....................................................................             347,135                18,490
       Prepaid expenses and other current assets.......................................               3,403               342,616
       Accounts payable................................................................          (1,915,880)              469,584
       Accrued expenses................................................................              47,039               454,539
                                                                                                -----------           -----------
   Net cash provided (used in) operating activities....................................          (2,729,932)              431,614

Cash Flows From Investing Activities:
  Loans to related parties.............................................................             (25,206)             (126,645)
  Acquisition of property and equipment................................................            (583,103)             (491,762)
                                                                                                -----------           -----------
  Net cash used in investing activities................................................            (608,309)             (618,407)

Cash Flows from Financing Activities:
  Bank overdraft.......................................................................            (306,565)              (83,725)
  Net advances from factor.............................................................          (1,404,133)              (39,643)
  Proceed from IPO, net................................................................           4,627,336                     -
  Proceed from bank line of credit.....................................................           1,689,000                     -
  Proceeds (repayment) from long-term debt.............................................            (452,174)               97,304
  Proceeds (repayment) from notes payable to related parties, net......................            (596,675)              322,800
                                                                                                -----------           -----------
Net cash provided (used in) financing activities.......................................           3,556,789               296,737
                                                                                                -----------           -----------

Net increase in cash...................................................................             218,548               109,943
Cash at beginning of period............................................................              44,109                 5,057
                                                                                                -----------           -----------
Cash at end of period..................................................................         $   262,657           $   115,000
                                                                                                ===========           ===========

 Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest..........................................................................         $   180,383           $   663,702
     Income taxes......................................................................         $    53,154           $     9,715
   Non-cash financing activity:
     Note payable converted to equity..................................................         $         0           $         0



     See accompanying notes to condensed consolidated financial statements.

                              TAG-IT PACIFIC, INC.
            Notes to the Condensed Consolidated Financial Statements
                                  (unaudited)


   1.  PRESENTATION OF INTERIM INFORMATION

        In the opinion of the management of Tag-It Pacific, Inc. and Subsidiaries (collectively, the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1998, and the results of operation and cash flows for the nine months ended September 30, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

        The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the year ended August 31, 1997.

   2.  NEW ACCOUNTING PRONOUNCEMENTS

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("Statement 129"), which is effective for financial statements ending after December 15, 1997. Statement 129 reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which had been superseded by Statement 128. The Company does not expect adoption of Statement 129 to have a material effect, if any, on its consolidated financial position or results of operation.

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

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:



                                                                    INCOME                       SHARES                PER SHARE
                                                                  (NUMERATOR)                (DENOMINATOR)               AMOUNT
                                                                  -----------                -------------             ---------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998:
----------------------------------------------

BASIC EARNINGS PER SHARE:

Income available to common stockholders......................        $236,199                    4,070,011                 $0.06

EFFECT OF DILUTIVE SECURITIES:

Options......................................................                                            -
Warrants.....................................................                                        7,828
Shares Issued................................................                                            -
                                                                     --------                    ---------                 -----
Income available to common stockholders......................        $236,199                    4,097,839                 $0.06
                                                                     ========                    =========                 =====


                                                                    INCOME                       SHARES                PER SHARE
                                                                  (NUMERATOR)                (DENOMINATOR)               AMOUNT
                                                                  -----------                -------------             ---------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998:
---------------------------------------------

BASIC EARNINGS PER SHARE:

Income available to common stockholders......................        $273,732                    3,881,440                $0.07

EFFECT OF DILUTIVE SECURITIES:

Options......................................................                                            -
Warrants.....................................................                                       41,607
Shares Issued................................................                                            -
                                                                     --------                    ---------                -----
Income available to common stockholders......................        $273,732                    3,923,046                $0.07
                                                                     ========                    =========                =====

        For the three months and nine months ended September 30, 1997 basic and diluted earning per share are the same amount based on weighted average shares of 2,085,609.

        Warrants to purchase 80,000, 110,000 and 35,555 shares of common stock at $6.00, $4.80 and $3.60, respectively, were outstanding for the nine months ended September 30, 1998 but were not included in the computations of diluted earnings per share because the effect of exercise would have an antidilutive effect on earnings per share. Stock options to purchase 260,000 shares of common stock at $3.20 were outstanding for the nine months ended September 30, 1998 but were not included in the computations of diluted earnings per share because the effect of exercise would have an antidilutive effect on earnings per share.

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

   ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Tag-It Pacific, Inc. (the "Company") is a single-source provider of complete brand identity programs to manufacturers of fashion apparel and accessories as well as specialty retailers and mass merchandisers. Such programs communicate a certain lifestyle, image or identity and enable the Company's customers to promote and differentiate their product line or brand. The Company also designs and produces high-quality paper, metal and injection molded boxes, woven and leather labels, paper-hanging and bar-coded tags, metal jean buttons, and custom shopping bags. In addition, the Company designs and produces specialty private label products as well as related accessories and backpacks.

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


   RESULTS OF OPERATIONS

        Net Sales. Net sales decreased approximately $1,255,000 to $5.0 million (or 19.9%) for the three months ended September 30, 1998 from $6.3 million for the three months ended September 30, 1997. The decrease in net sales was primarily a result of a $1.0 million decrease in net sales of specialty licensed products. This decrease resulted from the Company's decision to discontinue its specialty licensed product line in early 1998. The remaining decrease in net sales resulted from a general decrease in the Company's other product lines.

        Net sales decreased approximately $1,978,000 to $12.9 million (or 13.3%) for the nine months ended September 30, 1998 from $14.9 million for the nine months ended September 30, 1997. The decrease in net sales was primarily the result of a $1.3 million decrease in net sales of specialty licensed stationery products, including $180,000 of returns shipped in 1997, as well as general decreases in net sales of the other product lines. The sales decrease in tags and specialty packaging was due, in part, to management's efforts relating to the initial public offering (IPO), including the effect of an approximate 5-week delay of the IPO from December 1997 to January 1998, a period when substantial management focus on development of customer programs was required. In January 1998, the Company also started focusing on private label specialty stationery and de-emphasizing its specialty licensed product line, which was discontinued in the third quarter of 1998.

        Gross Profit. Gross profit decreased approximately $472,000 to $1.8 million (or 21.1%) for the three months ended September 30, 1998 from $2.2 million for the three months ended September 30, 1997. Gross margin as a percentage of net sales decreased to approximately 34.9% as compared to 35.4%
   for the three months ended September 30, 1997.   The decrease in gross margin
   was primarily attributable to the decrease in sales of higher margin specialty licensed stationery products in 1998, offset by labor and other cost savings associated with normalized production at the Company's Mexico facility and lower overhead resulting from termination of printing operations in February 1997. Also, in connection with liquidating the discontinued specialty licensed product line inventory during the fourth quarter, the Company may have to sell the remaining inventory at reduced prices which could further decrease the Company's gross margin as a percentage of net sales.

        Gross profit decreased approximately $839,000 to $4.6 million (or 15.3%) for the nine months ended September 30, 1998 from $5.5 million for the nine months ended September 30, 1997. Gross margin as a percentage of net sales decreased to approximately 36.0% as compared to 36.8% for the nine months ended September 30, 1997. The decrease in gross margin was primarily attributable to the decrease in net sales of higher margin specialty licensed stationery products and secondarily to lower overhead absorption, primarily as a result from lower net sales in 1998. The foregoing factors were offset by labor and other cost savings associated with normalized production at the Company's Mexico facility, and lower overhead resulting from termination of printing operations in February 1997. As mentioned above, the Company expects that discontinuing its specialty licensed stationery product line and the resulting sale of the remaining inventory, possibly at reduced prices, may result in a decreased gross margin as a percentage of net sales for the fourth quarter of 1998.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $299,000 to $1.4 million for the three months ended September 30, 1998 from $1.7 million for the three months ended September 30, 1997. As a percentage of net sales, these expenses increased to 27.1% in the three months ended September 30, 1998 compared to 26.5% for the three months ended September 30, 1997 due to the combination of lower net sales and the increased expenses of hiring additional salesmen, and expanding its advertising and promotion efforts, offset by decreased expenses in specialty licensed stationery products.

        Selling, general and administrative expenses decreased approximately $327,000 to $4.0 million for the nine months ended September 30, 1998 from $4.4 million for the nine months ended September 30, 1997. As a percentage of net sales, these expenses increased to 31.3% in the nine months ended September 30, 1998 compared to 29.3% for the nine months ended September 30, 1997 due to the combination of lower net sales and the increased expenses of hiring additional salesmen, and expanding its advertising and promotion efforts, offset by decreased expenses in specialty licensed stationery products. A one-time incentive bonus of approximately $38,000 was paid to two salesmen in the quarter ended March 31, 1998 which the Company does not anticipate providing in the future.

        Printing Division Expense. In the three months ended March 31, 1997, the Company incurred approximately $116,000 of incremental printing costs associated with its captive printing division which was closed in February 1997.

        Interest Expense. Interest expense decreased approximately $211,000 (or 79.0%) to $56,000 for the three months ending September 30, 1998 from $267,000 for the three months ended September 30, 1997. This decrease is attributable to decreased factoring expenses associated with decreased borrowings under the factoring arrangements due to proceeds received from the initial public offering in January.

        Interest expense decreased approximately $483,000 (or 72.8%) to $180,000 for the nine months ended September 30, 1998 from $664,000 for the nine months September 30, 1997. During the nine months ended September 30, 1998, the Company substantially reduced its use of factors, a trend which the Company intends to continue. The Company intends to rely upon its $2 million line of credit which was established in April 1998.

        Provision for Income Taxes. The provision for income taxes decreased approximately $3,000 to $102,000 for the three months ended September 30, 1998 as compared to $105,000 for the three months ended September 30, 1997. The provision for income taxes decreased approximately $40,000 to $149,000 for the nine months ended September 30, 1998 as compared to $189,000 for the nine months ended September 30, 1997. Provision for income taxes has been made for each Subsidiary through October 17, 1997, the date of the consummation of the Consolidation. Notwithstanding the Consolidation, operating losses from AGS Stationery were not available to offset taxable income of the Company's other Subsidiaries and in future periods may only be used to offset future AGS Stationery profits. Management has established a valuation allowance on the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

        Net Income (Loss). Net income was $236,000 for the three months ended September 30, 1998 as compared to $195,000 for the three months ended September 30, 1997, due to the factors set forth above. Net income of $274,000 for the nine months ended September 30, 1998 as compared to $147,000 for the nine months ended September 30, 1997, due to the factors set forth above.


   LIQUIDITY AND CAPITAL RESOURCES

        During fiscal 1997 the Company satisfied its working capital requirements primarily through cash flows generated from operations, borrowings under factoring agreements with Heller Financial, Inc. ("Heller Financial") and Safcor, Inc. ("Safcor") and related party borrowings. Generally, the Company's borrowing requirements have been somewhat seasonal, with peak working capital need occurring at the end of the year. The Company has substantially reduced its use of factoring arrangements with Heller and Safcor as of September 30, 1998.

        Pursuant to the terms of its factoring agreements, the Company's factors purchase the Company's eligible accounts receivable and assume the credit risk only with respect to those accounts for which the factors have given prior approval. As of September 30, 1998, the amount factored without recourse was $150,000 and the amount due from the factor recorded as a current asset was $151,000. Where the Company's factors do not assume the credit risk for a receivable, the collection risk associated with the receivable remains with the Company and if the factor, in its discretion, determines to advance against the receivable, the customer's payment obligation is recorded as a Company receivable and the advance from the factor is recorded as a current liability.

        The Company's initial public offering resulted in net proceeds to the Company of approximately $4,627,000. As of September 30, 1998, $4,350,000 had been applied and the remaining $276,000 was available for working capital and other purposes. The Company used a portion of the net proceeds from its public offering to satisfy the majority of its obligations existing under the Heller Financial and Safcor factoring arrangements. The Company also used a portion of the proceeds to repay the senior subordinated secured notes held by Cruttenden Roth Bridge Fund, LLC and Beta Research Corporation in the principal amounts of $323,125 and $226,875, respectively.

        Effective May 1, 1998, the Company entered into a line of credit agreement with Sanwa Bank for $2 million to be used for working capital purposes. The line of credit expires on May 31, 1999. The line of credit interest rate is equal to the bank's reference rate and includes certain financial covenants relating to net worth, debt to net worth, current ratio, and profitability. As of September 30, 1998, the Company had an outstanding balance of $1,689,000 on the bank line of credit.

        As of September 30, 1998, the Company had outstanding related party debt of $930,000 (the "Related Party Indebtedness") at a weighted average rate of 7.8% and non-related party debt of $67,000. All Related Party Indebtedness is due and payable on the fifteenth day following the date of delivery of written demand for payment which may be delivered at any time after December 31, 1998.

        Net cash (used in) provided by operating activities was approximately ($2,730,000) and $432,000 for the nine months ended September 30, 1998 and 1997, respectively. Cash provided in the nine months ended September 30, 1997 resulted primarily from increased accounts payable, prepaid expenses, and accrued expenses partially offset by decreases in accounts receivable and inventory. Cash used in operations in the nine months ended September 30, 1998 resulted primarily from decreased accounts payable, increased accounts receivables, inventory and expenses related to the Offering.

        Net cash used in investing activities was $608,000 and $618,000 for the nine months ended September 30, 1998 and 1997, respectively. Those activities related primarily to capital expenditures for production equipment, leasing of equipment and expenditures for office and assembly equipment in connection with the Mexico facility.

        Net cash provided by financing activities was approximately $3,557,000 and $297,000 for the nine months ending September 30, 1998 and 1997, respectively. Net cash provided by financing activities for the nine months ended September 30, 1998 reflects proceeds from the IPO and bank line of credit; offset by reductions in advances from factors, related parties and non-related parties. Net cash provided for the nine months ending September 30, 1997 resulted from net advances from related parties and factors.

        In October 1998 the Company received proceeds of $2,688,750 from the sale of 2,390,000 shares to KG Investments, LLC, a strategic investor, which will be used to fund a portion of its business growth plans and operations. The Company believes that it may need to obtain additional financing in order to provide adequate liquidity to funds its business growth plans and operations during the next 12 months. The Company is continually evaluating various financing strategies to be utilized in expanding its business and to fund future growth or acquisitions. The extent of the Company's future capital requirements will depend, however, on many factors, including but not limited to, results of operations, the size and timing of future acquisitions, if any, and the availability of additional financing. No assurance can be given that such additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. The Company's inability to obtain adequate funds would adversely affect the Company's operations and ability to implements its strategy. In addition, any equity financing could result in dilution to the Company's stockholders. See "Factors That May Affect Future Results Future Capital Needs; Uncertainty of Additional Funding".


   NEW ACCOUNTING PRONOUNCEMENTS

        In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("Statement 129"), which is effective for financial statements ending after December 15, 1997. Statement 129 reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which had been superseded by Statement 128. The Company does not expect adoption of Statement 129 to have a material effect, if any, on its consolidated financial position or results of operation.

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

   YEAR 2000 UPDATE

      General. The Company's Year 2000 Project (the "Project") has been divided into three major areas and is proceeding on schedule. The Project is addressing the date-logic issues in hardware, software, and embedded computer chips being able to distinguish between the year 1900 and the year 2000. In 1997, the Company began its systems replacement program to improve access to business information through common, integrated computing systems with the
   use of programs primarily from Sage/State of The Art (MAS90).   The new
   systems, scheduled for completion by mid-1999, are expected to make approximately 80% of the company's business computer systems Year 2000 compliant. Implementation of MAS90 programs are approximately 50% complete with the current versions utilized by the Company certified as Year 2000 compliant. Remaining business software programs are expected to be made Year 2000 compliant through the Project or they will be retired. There are no other information technology projects which have been delayed due to the implementation of the Year 2000 Project.

      Project. The Project is divided into three major phases: Infrastructure, Applications Software, and Third-Party suppliers and customers. Each phase includes identification and assessment of Year 2000 compliance items determined to be material to the Company; repair and/or replacement of items determined not to be Year 2000 compliant; testing of material items; and implementation of contingency and business continuation planning.

      The Infrastructure section consists of hardware and systems software other than Applications Software. This section is on schedule, and the Company estimates that approximately 50% of the activities related to this section have been completed as of September 30, 1998. The testing phase is ongoing as system software and hardware is upgraded or replaced. The Company has engaged a network consultant to assist in the program management of the Project. Contingency planning is expected to commence in the first quarter of 1999.

      The Applications Software section includes both the conversion of applications software that is not Year 2000 compliant and, where available from the supplier, the replacement of such software. The Company estimates that the software conversion phase was approximately 60% completed as of September 30, 1998. The remaining conversions and testing is scheduled for completion by mid-1999, including integration of the Mexico and Hong Kong information systems to the Company's principal office in Los Angeles. The Company has engaged a software consultant to assist in the program management of the Project. Current versions of MAS90 utilized by the Company are Year 2000 compliant. Contingency planning is expected to commence in the first quarter of 1999.

      The Third Party suppliers and customers section includes the process of identifying, prioritizing, and communicating with critical suppliers and customers about their plans and progress in addressing the Year 2000 problem. Detailed evaluation, via questionnaires, will be commenced in the fourth quarter of 1998. Contingency planning is expected to commence in the first quarter of 1999 with follow-up reviews scheduled through the remainder of 1999.

      Costs. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated cost of the Year 2000 Project is approximately $250,000 with approximately $150,000 expensed through September 30, 1998, representing replacement software and hardware upgrades.

      Risks. The failure to correct a material Year 2000 problem could have a material adverse effect on the Company's results of operations and its ability to implement its business strategy. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the company's results of operations
   and financial condition.   The Year 2000 Project is expected to significantly
   reduce the Company's level of uncertainty and possibility of significant interruptions of normal operations relating to the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material suppliers and customers.



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

        Potential Fluctuations in Quarterly Operating Results; Seasonality. The Company may in the future experience significant quarterly fluctuations in sales, operating income and cash flows as a result of certain factors, including the volume and timing of customer orders received during the quarter, the timing and magnitude of customers' marketing campaigns, the loss of a major customer, the availability and pricing of materials for the Company's products, increased selling, general and administrative expenses incurred in connection with acquisitions or the introduction of new products, the costs and timing of any future acquisitions, the timing and magnitude of capital expenditures, and changes in the Company's product mix or in the relative contribution to sales of the various Subsidiaries. Due to the foregoing factors, it is possible that in some quarters the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

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

        Requirement for Integrated Information System. The Consolidation and resulting centralized management of the Subsidiaries, implementation of the Company's growth strategies and the general strains of the Company's new role as a public company will place significant demands on the Company's financial and management information and reporting systems and require that the Company significantly expand and improve its financial and operating controls. Additionally, the Company must update its computer systems to become Year 2000 compliant and effectively integrate the information systems of Hong Kong and Mexico to the Company's principal offices in Los Angeles. There are no assurances that the Company will be successful in implementing and improving its financial and management information reporting systems and staff, and the Company's failure to do so could have a material adverse effect on the Company's results of operations and its ability to implement its business strategy.

        Dependence on Key Customers; Absence of Long-Term Contracts with Customers. The Company's two largest customers, Guess? and Swank (a licensee of Yves Saint Laurent, Kenneth Cole, Geoffrey Beene and Pierre Cardin), accounted for approximately 9.6% and 11.4%, respectively, of the Company's net sales (on a consolidated basis) for the nine months ended September 30, 1998, and approximately 14.4% and 12.2%, respectively, of the Company's net sales (on a consolidated basis) for the year ended December 31, 1997. There can be no assurance that the Company will be able to maintain the current level of sales derived from these or any other customer in the future.

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

        Dependence on Key Personnel. The Company's success has and will continue to depend to a significant extent upon certain key management and design and sales personnel, many of whom would be difficult to replace, particularly Colin Dyne, its Chief Executive Officer and Harold Dyne, its President, neither of whom is bound by an employment agreement or the subject of key man insurance. The Company intends to enter into employment agreements with Colin Dyne or Harold Dyne and also intends to obtain $1 million key man life insurance on Colin Dyne. The loss of the services of one or more of these key executives and other key employees could have a material adverse effect on the Company, including the Company's ability to establish and maintain client relationships. The Company's future success will depend in large part upon its ability to identify, attract, assimilate, retain and motivate personnel with a variety of design, sales, operating and managerial skills. There can be no assurance that the Company will be able to retain and motivate its managerial, design, sales and operating personnel or attract additional qualified members to management, design or sales staff.

        Future Capital Needs; Uncertainty of Additional Funding. The Company anticipates that it may need to obtain additional capital to fund its business growth plans and operations during the next 12 months. To the extent that existing resources and future earnings are insufficient to fund the Company's activities, the Company will need to raise additional funds through debt or equity financings. No assurance can be given that such additional financing will be available or that, if available, it can be obtained on terms favorable to the Company and its stockholders. Even if the Company is able to obtain alternative financing on acceptable terms, any decrease or material limitation on the amount of capital available to the Company under such arrangements will limit the ability of the Company to expand its sales levels and, therefore, would have a material adverse effect on the Company's financial position, operating results and cash flows. In addition, any significant increases in interest rates will increase the cost of financing to the Company and would have a material adverse effect on the Company's financial position, operating results and cash flows. In addition, any equity financing could result in dilution to the Company's stockholders. The Company's inability to obtain adequate funds would adversely affect the Company's operations and ability to implement its strategy.

        Control by Existing Stockholders. As of September 30, 1998, the Company's officers and directors (and their affiliates), owned approximately 46.6% of the Company's outstanding shares; and the Dyne family (Harold Dyne, Mark Dyne, Colin Dyne, Larry Dyne and Jonathan Burstein) owned approximately 46.2% of the Company's outstanding shares. As a result, these stockholders, or the Dyne family acting as a group, effectively control the Company and its operations, including the election of at least a majority of the Company's Board of Directors and thus the policies of the Company. The voting power of these stockholders could also serve to discourage potential acquirors from seeking to acquire control of the Company through the purchase of the Common Stock, which might have a depressive effect on the price of the Common Stock.

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

        Dependence Upon Guess? License. The Company, through AGS Stationery, manufactures Guess? stationery products pursuant to an exclusive license with Guess? entered into as of March 1, 1996. Net sales of Guess? stationery products accounted for 2.6% and 11.0% of the Company's consolidated net sales for the nine months ended September 30, 1998 and 1997, respectively. Effective August 7, 1998 the Company and Guess? mutually agreed to terminate the license. However, the Company is allowed to sell-off any remaining inventory through December 1998. The termination results in no payoff or penalties to either party and therefore, the Company does not expect any material adverse effect on the Company's business, operating results, and financial condition, other than the possibility that the Company will have to sell off the remaining inventory at reduced prices, thus decreasing its gross margin as a percentage of net sales.

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

        International Business. For the year ended December 31, 1997, and the nine months ended September 30, 1998, approximately 40% of the Company's products were purchased, assembled or finished outside the United States, principally in Hong Kong and Mexico, and the Company intends to continue to purchase, assemble or finish a similar or greater percentage of its products outside of the United States in the future. The Company's international business is subject to numerous risks, including the need to comply with a wide variety of foreign and United States export and import laws, changes in export or import controls, tariffs and other regulatory requirements, the imposition of governmental controls, political and economic instability, trade restrictions, the difficulty of administering business overseas and general economic conditions. The inability of a contractor or supplier to ship orders in a timely manner could cause the Company to miss the delivery date requirements of its customers for those items, which could result in the cancellation of orders, refusal to accept deliveries or a reduction in sales price. Although the Company's international operations are denominated principally in United States dollars, purchases from foreign vendors and sales to foreign customers may also be affected by changes in demand resulting from fluctuations in interest and currency exchange rates, including the recent Asian currency fluctuations. There can be no assurance that these factors will not have a material adverse effect on the Company's business and results of operations. In addition, the Company cannot predict the effects the above risks will have on its business arrangements with its customers, contractors or suppliers. If any such risks were to render the conduct of business in a particular country undesirable or impractical, or if the Company's current contractors or suppliers were to cease doing business with the Company for any reason, the Company's financial position, operating results and cash flows could be adversely affected.

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

        Shares Eligible for Future Sale. Future sales of Common Stock by existing stockholders could adversely affect the prevailing market price of the Common Stock and the Company's ability to raise capital in the equity markets. The Company has 6,460,011 shares of Common Stock outstanding. Of those shares, 1,680,000 shares are freely tradeable without restriction or further registration under the Securities Act, unless purchased by "affiliates" of the Company as that term is defined in Rule 144 under the Securities Act ("Rule 144"). The remaining 4,780,011 shares of Common Stock outstanding are "restricted securities," as that term is defined by Rule 144, and are also subject to the holding period, volume and manner of sale limitations of Rule 144. Under certain lock-up agreements, the officers, directors and other stockholders, holding an aggregate of 2,277,894 shares of Common Stock, have agreed that they will not, directly or indirectly, sell, assign or otherwise transfer any shares of Common Stock owned by them until January 1999, without the prior written consent of Cruttenden Roth Incorporated. Upon expiration of the lock-up agreements, such 2,277,894 shares of Common Stock will become eligible for sale, subject to compliance with the volume and manner of sale limitations of Rule 144. The Company also registered the shares of Common Stock reserved for issuance pursuant to the Company's 1997 Stock Incentive Plan (the "1997 Plan"). As of September 30, 1998, options to purchase 260,000 shares of Common Stock and warrants to purchase 287,631 shares of Common Stock had been granted, none of which had been exercised. The availability for sale, as well as actual sales, of currently outstanding shares of Common Stock, and shares of Common Stock issuable upon the exercise of options and warrants, may depress the prevailing market price for the Common Stock and could adversely affect the terms upon which the Company would be able to obtain additional equity financing.

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

        Effect of Certain Charter Provisions; Stockholders' Rights Plan; Anti-Takeover Effects of Certificate of Incorporation, Bylaws and Delaware Law. The Company's Board of Directors has the authority to issue up to 3,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to those of the Common Stock. In October 1998, the Company adopted a stockholder's rights plan (the "Rights Agreement") and, in connection therewith, distributed one preferred share purchase right for each outstanding share of the Company's Common Stock outstanding on November 6, 1998. Pursuant to the Rights Agreement, upon the occurrence of certain triggering events related to an unsolicited takeover attempt of the Company, each purchase right not owned by certain hostile acquirers will entitle its holder to purchase shares of the Company's Series A Preferred Stock at a value below the then current market value of the preferred stock. The holders of the Series A Preferred Stock will have voting rights equivalent to the holders of the Common Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the shares purchase rights and of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Further, certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

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

        The Offering closed on January 28, 1998. All of the Shares registered were sold in the Offering at an aggregate price of $4.00 per share, for aggregate proceeds of $6,400,000 and $320,000 to the Company and the Selling Stockholder, respectively. After deducting underwriting discounts and commissions of $0.32 per share, the Selling Stockholder received net proceeds of $294,400 and the Company received net proceeds equal to $5,888,000 less expenses of $1,260,664 incurred in connection with the Offering (all of which were paid or are payable by the Company). Of the $1,260,664, $134,400 represents non-accountable expenses payable to the underwriters. Cruttenden Roth Incorporated and Josepthal & Co. Inc. were the co-managing underwriters.

        The Offering resulted in net proceeds ("Net Proceeds") to the Company of approximately $4,627,000. As of September 30, 1998, the Company had applied an aggregate of approximately $4,350,000 of the Net Proceeds as follows: (i) $2,463,000 to repay certain indebtedness (of which approximately $597,000 was paid to officers, directors, stockholders and/or other affiliates of the Company), (ii) $500,000 to develop a national sales and marketing network, including hiring additional sales personnel, (iii) $340,000 to acquire computer & production equipment, (iv) $410,000 to purchase inventories, and
   (v) $637,000 for working capital. As of September 30, 1998, the Company had invested the remaining $276,000 of the Net Proceeds in short-term interest bearing securities.

        As required by Rule 463 of the Securities Act, the Company will disclose the application of the remaining Net Proceeds in the Company's periodic report for the year ending December 31, 1998 and, to the extent necessary, in subsequent periodic reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act.

        On October 16, 1998, the Company sold 2,390,000 shares of its Common Stock to KG Investment, LLC for an aggregate purchase price of $2,688,750 (or $1.125 per share). KG Investment, LLC has agreed that it will not seek to dispose of its shares prior to October 16, 2000, except to certain affiliated parties, without the prior written consent of the Company. KG Investment, LLC has also agreed to certain additional restrictions on the transfer and voting of the shares it purchased and has been granted piggyback registration rights. The issuance and sale of these securities was made in reliance on Rule 506 and Section 4(2) of the Securities Act as a transaction not involving any public offering.

        In October 1998, the Company adopted a stockholder's rights plan and, in connection therewith, distributed one preferred share purchase right for each outstanding share of the Company's Common Stock outstanding on November 6, 1998. Upon the occurrence of certain events, each purchase right not owned by certain hostile acquirers will entitle its holder to purchase shares of the Company's Series A Preferred Stock at a value below the then current market value of the preferred stock. The holders of the Series A Preferred Stock will have voting rights equivalent to the holders of the Common Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the share purchase rights and of any Preferred Stock that may be issued in the future.



   ITEM 5.   OTHER INFORMATION

        Effective May 1, 1998, the Company entered into a $2 million line of credit agreement with Sanwa Bank to be used for working capital purposes and expires on May 31, 1999. The Line of Credit interest rate is equal to the bank's reference rate and includes certain financial covenants relating to net worth, debt to net worth, current ratio, and profitability.



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


   Date: November 6, 1998             TAG-IT PACIFIC, INC.


                                      By: /s/ Francis Shinsato
                                         -------------------------------------
                                              Francis Shinsato
                                              Chief Financial Officer
                                              (Principal Financial & Accounting
                                              Officer)