Form 10KSB
period 1998-12-31
TAG IT PACIFIC INC
filed 1999-03-30
CIK 1047881

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  [X]  Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange
                                   Act of 1934

                   For the fiscal year ended December 31, 1998

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                         Commission file number 1-13669

                              TAG-IT PACIFIC, INC.
                 (Name of Small Business Issuer In Its Charter)

         DELAWARE                                                95-4654481
(State  or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification  No.)

                             3820 SOUTH HILL STREET
                          LOS ANGELES, CALIFORNIA                   91367
                    (Address of Principal Executive Offices)      (Zip Code)

                                 (323) 234-9606
                (Issuer's Telephone Number, Including Area Code)

        Securities registered under to Section 12(b) of the Exchange Act:

                                                          NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                                  ON WHICH REGISTERED
 -----------------------------                           -----------------------
 COMMON STOCK, $.001 PAR VALUE                           AMERICAN STOCK EXCHANGE

        Securities registered under to Section 12(g) of the Exchange Act:
                                      NONE

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                  Yes   X                 No
                      ----                   ----

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

      The issuer's revenues for the fiscal year ended December 31, 1998 were $18,808,067.

      At March 24, 1999 the aggregate market value of the voting stock held by non-affiliates of the issuer was $14,713,509.

      At March 24, 1999 the issuer had 6,726,677 shares of Common Stock, $.001 par value, issued and outstanding.

      Transitional Small Business Disclosure Format (check one):
      Yes         No  X
          ----      ----

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

================================================================================

                                TAG-IT PACIFIC, INC.
                                INDEX TO FORM 10-KSB

PART 1                                                                     PAGE

Item 1.   Description of Business .......................................    3

Item 2.   Description of Property........................................    6

Item 3.   Legal Proceedings .............................................    6

Item 4.   Submission of Matters to a Vote of Security Holders............    6


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters........   7

Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................   8

Item 7.   Consolidated Financial Statements:

          Report of Independent Auditors..................................  17

          Consolidated Balance Sheets as of December 31, 1998
            and December 31, 1997.........................................  18

          Consolidated  Statements of Income for the Fiscal Years
            Ended December 31, 1998 and 1997 and Four Months
            Ended December 31, 1997.......................................  19

          Consolidated Statements of Stockholders' Equity(Deficiency)
            for the Fiscal Years Ended December 31, 1998 and 1997 and
            the Four Months Ended December 31, 1997.......................  20

          Consolidated Statements of Cash Flows for the Fiscal Years
            Ended December 31, 1998 and 1997 and the Four Months
            Ended December 31, 1997.......................................  21

          Notes to Consolidated Financial Statements.....................   22

Item 8.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure.....................................   33

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act...........    34

Item 10.  Executive Compensation........................................    34

Item 11.  Security Ownership of Certain Beneficial Owners
            and Management..............................................    34

Item 12.  Certain Relationships and Related Transactions................    34

Item 13.  Exhibits, List and Reports on Form 8-K........................    34

                                     PART I

ITEM 1.  DESCRIPTION OF  BUSINESS

GENERAL

      Tag-It Pacific is a single-source provider of complete brand identity programs to manufacturers of fashion apparel and licensed consumer products and to specialty retailers and mass merchandisers. We design and produce high-quality paper, metal and injection molded boxes, woven and leather labels, paper-hanging and bar-coded tags, metal jean buttons and custom shopping bags. We also design and manufacture products for a variety of major brand and private label oriented companies, including Guess?, Calvin Klein, Tommy Hilfiger, Sony Signatures, Warner Bros. and Carol Little, among others.

      We were incorporated in Delaware in September 1997. We were formed to serve as the parent holding company of Tag-It, Inc., a California corporation, Tag-It Printing & Packaging Ltd., a BVI corporation, Tagit de Mexico, SA de CV, A.G.S. Stationery, Inc., a California corporation, and Pacific Trim & Belt, Inc., a California corporation. All of these companies were consolidated under a parent limited liability company on October 17, 1997. These companies became our wholly-owned subsidiaries immediately prior to the effective date of our initial public offering in January 1998. In November 1998, we formed Pacific Trim, SA de CV located in Tehuacan, Mexico, a wholly-owned subsidiary of Tag-It Pacific, to service the increasing number of garment and apparel manufacturers doing business in the region. Effective in 1997, we changed our fiscal year end from August 31 to December 31.

BUSINESS STRATEGY

      Tag-It Pacific has positioned itself as a fully-integrated single-source provider of complete brand identity programs. We have assembled a team of creative design personnel, sales representatives, assembly workers, program managers and global production and distribution coordinators at our facilities in Los Angeles, New York, Mexico and Hong Kong. We believe our innovative designs and global manufacturing and distribution operations will enable us to take advantage of and address the increasingly complicated requirements of the large and expanding demand for effective brand identity programs.

      Our growth strategy includes the following elements:

      o to expand our customer base by promoting our single-source solution and in-house design, materials procurement and manufacturing and distribution coordination capabilities;
      o to increase customer penetration by targeting additional product lines within existing customers;
      o     to expand our marketing programs and network of sales offices;
      o to broaden our customer base to include cosmetics and specialty foods manufacturers;
      o     to pursue private label opportunities; and
      o     to pursue strategic acquisitions and alliances.

DESIGN AND DEVELOPMENT

      We estimate that we design approximately 70% of the products we sell. We have assembled an in-house creative team to produce products with innovative designs that we believe distinguish our products from those of our competitors. Our skill in material procurement and product manufacturing coordination is applied by us to design products intended to meet aesthetic demands, as well as functional and cost parameters. Many specialty design companies with which we compete have limited sourcing or manufacturing experience. These companies create designs that often cannot be implemented because of difficulties in the manufacturing process, the expenses of required materials, or because the resulting product is not functional. We attempt to design products to function within the limitations imposed by the applicable manufacturing framework. Using our manufacturing and sourcing experience, we attempt to minimize the time-consuming delays that often arise in coordinating the efforts of independent design houses and manufacturing facilities. By providing design, material procurement and product manufacturing services, we believe that we reduce development and production costs and deliver products to our customers sooner than many of our competitors.

      We begin our product development by creating a distinctive design that embodies a customer's corporate image and existing trademarks. While we develop designs to be consistent with a customer's image, each design is distinct to each particular product. We typically create a comprehensive design presentation for a customer that is focused on a discrete product tag, packaging, trim or label assignment, or on an entire packaging or trim program for a line of products. From this presentation, the client is able to select a particular design and product style and image from one or more prototypes that we have developed specifically for the client. We then coordinate the manufacture, assembly, finishing and distribution of all packaging, tag, label and trim products to the customer's locations. We believe that our in-house ability to create customized prototypes for customer marketing presentations is a significant competitive advantage.

      All of our design work is performed by our Los Angeles team of graphic artists and prototype fabricators. Our film, die making and pre-production functions also are completed in Los Angeles. Our design team uses computer-assisted design techniques that use a Scitex color separating and control system to produce all color separations for our printed products. We then provide these color separations to our contract manufacturers throughout the world. This design process helps to ensure that our finished products, wherever manufactured, are uniform in color and appearance.

PRODUCTS

      SPECIALTY PACKAGING. Our specialty packaging products include high-quality paper boxes, metal tins, injection-molded packaging items and high-quality shopping bags. We design and produce these products individually or as part of a program involving an entire coordinated packaging line for a client. Our specialty packaging is used for a wide variety of products, including wallets, watches, sunglasses, belts, undergarments and gift sets.

      HANG TAGS AND PRINTED APPAREL PACKAGING AND TRIMS. We produce hang tags, bar-coded hang tags, pocket flashers, waistband tickets and size stickers. Manufacturers and retailers attach these items to their products to identify and promote their products, permit automated data collection, provide brand identification and communicate consumer information such as a product's retail price, size, fabric content and care instructions.

      We produce customized woven, leather, synthetic, embroidered and novelty labels and tapes. We design these products to be printed on or woven into a wide range of fabrics and other materials using various types of high-speed equipment. Our labels are used primarily for product identification and consumer information on apparel.

      We also offer our customers a full range of logo and non-logo hardware trim for their apparel. Our hardware product line includes jean buttons, jean rivets, snaps, metal sew-on buttons and an assortment of other types of logo hardware designed specifically for our customers. We believe we are able to supply our customers with all of their hardware needs. As an additional service, we will lease to our customers the machinery used to attach the buttons, rivets and snaps we produce.

      PRIVATE LABEL AND SPECIALTY LICENSE PRODUCTS. During 1998, we discontinued designing, manufacturing and selling book bags, ring binders, composition books, stationery, metal pencil tins, date books and other similar products under a specialty licensing arrangement with Guess?. Due to lower than anticipated sales levels, the Company and Guess mutually agreed to terminate the license agreement. We continue to maintain several licensing arrangements with several high brand recognition companies, including Warner Bros. Consumer Products, Sony Signatures, Inc., Looney Tunes and Baby Looney Tunes, pursuant to which we provide hang tags, woven labels and printed labels.

CUSTOMERS

     We have more than 150 customers. Our customers include well-known apparel manufacturers, such as Guess?, Calvin Klein Jeans, Tommy Hilfiger, A\X Armani Exchange, Nautica, Quicksilver, Carole Little and Swank, which is a licensee of Yves Saint Laurent, Kenneth Cole, Geoffrey Beene and Peirre Cardin, among others. Our clients also include specialty retailers such as American Eagle Outfitters and Miller's Outpost and mass merchant retailers such as J.C.Penny. We also provide products and services to the promotional arms of large entertainment companies such as Sony Signatures, Inc. and Warner Bros. Consumer Products. Guess? and Swank accounted for approximately 8.5% and 9.5% respectively, of our net sales for the year ended December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations and "--Cautionary Statements and Risk Factors -- We Depend on a Few Key Customers With Whom We Do Not Have Long-Term Contracts."

      Commencing in December 1998, we began to provide trim products to Tarrant Apparel Group for its operations in Tehuacan, Mexico. The Chief Executive Officer and President of Tarrant Apparel Group are significant stockholders of

Tag-It Pacific. We opened our warehouse, distribution and partial assembly facility in Tehuacan to service the increasing number of garment and apparel manufacturers doing business in the region, including Tarrant Apparel Group.


SALES AND MARKETING

      We sell our principal products through our own sales force based in Los Angeles and New York. We also employ customer service representatives who are assigned to key customers and provide in-house customer service support. Our senior executives have developed relationships with our major customers at senior levels. These executives actively participate in marketing and sales functions and the development of our overall marketing and sales strategies. When we become the outsourcing vendor for a customer's packaging or tag requirements, we attempt to position ourselves as a department of the customer's procurement operation. In 1998, we hired additional salespersons and customer service representatives in the Los Angeles office and hired additional salespersons in the New York office. With the addition of an additional senior executive, each sales office is now managed by a senior executive. We also increased our marketing efforts to identify potential new customers with higher sales potential and distributed new color product brochures to increase our awareness within the industry.

      We consider a high level of customer service essential to our success. Accordingly, in 1998 we developed "TAG-IT TURNKEY", our proprietary internet-based computer software program. TAG-IT TURNKEY allows us to provide our customers with a customized, comprehensive system for the management of their brand identity programs. TAG-IT TURNKEY provides our customers with assistance in the ordering, production, inventory management and just-in-time worldwide distribution of their trim and packaging requirements. Tarrant Apparel Group is currently using the TAG-IT TURNKEY system, and we plan to offer the program to a larger base of existing and new customers commencing in 1999.


SOURCING

      We create most product artwork and any necessary films, dies and molds used to manufacture our products. All bar-coded printing, assembly and finishing of high-quality paper boxes, custom shopping bags and point-of-sale packaging signage is performed internally by us. We also assemble multi-part jean buttons. All other products that we design and sell are produced by third party vendors. We intend to continue to outsource some production to qualified vendors, particularly with respect to manufacturing activities that require substantial investment in capital equipment.

      Through our Hong Kong facility, we produce and distribute bar-coded hang tags, distribute apparel packaging and coordinate the manufacture and distribution of the full range of our products. The Hong Kong facility supplies several significant packaging programs, services customers located in Asia and the Pacific Rim and sources products for our Los Angeles operations. Through our assembly and finishing facility in Tijuana, Mexico, we complete the assembly and finishing of many of our packaging products and distribute products to Mexico-based manufacturers. We also distribute "trim packages", which include hang tags, woven labels, jean buttons, etc., from our warehouse in Tehuacan, Mexico.

      We purchase raw materials from several qualified material suppliers. We have developed an expertise in identifying the best materials, prices and vendors for particular products and raw materials. This expertise enables us to produce a broad range of packaging styles at various price points that meet a customer's budget and product pricing parameters.


COMPETITION

      We compete in highly competitive and fragmented industries that include numerous local and regional companies that provide some or all of the services we offer. We also compete with United States and international design companies, distributors and manufacturers of tag, trim and packaging products. Some of our competitors, including Paxar, Inc., RVL, Inc. Copac International Packaging, Inc., Universal Button, Inc., and Scovill Fasteners, Inc. have greater name recognition, longer operating histories and, in many cases, substantially greater financial and other resources.

      We believe that to successfully compete in our industry we must offer superior design capabilities, product pricing, quality, customer service and delivery lead times. Because of our integrated material procurement and production capabilities, we believe that we are able to effectively compete for our customers' business, particularly where our customers require coordination of separately sourced production functions.


EMPLOYEES

      As of December 31, 1998, we had approximately 336 employees, with 70 employees in Los Angeles, 7 employees in New York, 8 employees in Hong Kong and the balance in Mexico. Our total labor force includes 21 employees in sales, 31 employees in general administration and finance and the remainder in operations. Our labor force in the United States and Hong Kong are non-union. The employees at our Mexico facilities are represented by the Sindicato "Mexico Moderno" De Trabajadores De La Baja California, C.R.O.M., a collective bargaining unit. In addition to our salaried and hourly workforce, we employ additional workers at our Mexico facilities on a temporary basis when necessary to meet production and assembly requirements. Our temporary work force ranges from zero to approximately 100 workers at any one time throughout the year. We believe that we have satisfactory employee and labor relations.


ITEM 2.  DESCRIPTION OF PROPERTY

      Our headquarters are located in Los Angeles, California, where we occupy approximately 24,000 square feet of administrative, production, and warehouse space. A portion of the space is leased from the President and Director of our company who is a general partner of the lessor. In addition to our Los Angeles facilities, we lease 2,600 square feet of office space in New York, 4,500 square feet of office and warehouse space in Fo Tan, Hong Kong, 13,600 square feet of production and warehouse space in Tijuana, Mexico, and 20,000 square feet of warehouse, distribution and partial assembly space in Tehuacan, Mexico. We opened our Tehuacan, Mexico facility in December 1998 to service the increasing number of garment and apparel manufacturers doing business in the region, including Tarrant Apparel Group.


ITEM 3.  LEGAL PROCEEDINGS

      We currently have pending a number of claims, suits and complaints that arise in the ordinary course of our business. We believe that we have meritorious defenses to these claims and the claims are covered by insurance or, after taking into account the insurance in place, would not have a material effect on our consolidated financial condition if adversely determined against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK

      Tag-It Pacific's Common Stock began trading on the American Stock Exchange on January 23, 1998 under the symbol "TAG". The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock as reported by the American Stock Exchange.

                                                            LOW          HIGH
                                                         --------       --------
    YEAR ENDED DECEMBER 31, 1998
       First Quarter, beginning January 23, 1998 ......  $   3.00       $   4.00
       Second Quarter .................................  $   1.44       $   3.88
       Third Quarter ..................................  $   0.94       $   1.81
       Fourth Quarter .................................  $   0.75       $   4.38

      On March 15, 1999, the closing sales price of the Common Stock as reported on the American Stock Exchange was $6.25 per share. As of March 15, 1999, there were 24 holders of record of the Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

      Effective on October 15, 1998, we issued to Heathmount International Limited 266,666 shares of our Common Stock in consideration of the conversion to equity of $400,000 of indebtedness owed by us to an affiliate of Heathmount indirectly through NPM Investments, Inc. In connection with the issuance of these securities, Heathmount represented to us that it was acquiring the securities for investment purposes only and not with a view to, or for sales in connection with, any distribution of the securities. Heathmount also represented to us, and we reasonably concluded based on, in part, our existing relationship with the affiliate of Heathmount, that Heathmount was an "accredited investor" as that term is defined under Rule 501(a) of Regulation D under the Securities Act. We issued the securities in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

      The Registration Statement on Form SB-2 (File No. 333-38397) relating to our initial public offering of Common Stock was declared effective by the Securities and Exchange Commission on January 23, 1998. Of the 1,680,000 shares of Common Stock sold in the public offering, we sold 1,600,000 shares and one of our stockholders sold 80,000 shares.

      The public offering closed on January 28, 1998. All of the shares in the offering were sold at a price to the public of $4.00 per share, which resulted in aggregate proceeds of $6,400,000 to us and $320,000 to the selling stockholder. After deducting underwriting discounts and commissions of $0.32 per share, the selling stockholder received net proceeds of $294,400 and we received net proceeds equal to $5,888,000 less expenses of approximately $1,222,765 that we incurred in connection with the offering. Of the $1,222,765 in expenses, $134,400 was a non-accountable expense payable by us to Cruttenden Roth Incorporated and Josepthal & Co. Inc., the co-managing underwriters in the offering.

      In the offering, we received net proceeds of approximately $4,665,000. As of December 31, 1998, we had applied the entire amount of the net proceeds approximately as follows:

      o $2,542,000 to repay certain liabilities and indebtedness, of which approximately $597,000 was paid to officers, directors, stockholders and other affiliates of Tag-It Pacific;
      o $650,000 to develop a national sales and marketing network, including hiring additional sales personnel;
      o     $450,000 to acquire computer and production equipment; and
      o     $1,023,000 to purchase inventories.

USE OF PROCEEDS FROM STOCK SALE

      In October 1998, we sold 2,390,000 shares of Common Stock at a purchase price per share of $1.125 to KG Investments, LLC. We intend to use the $2,688,750 raised in the private placement to fund a portion of our business growth plans and operations.


DIVIDENDS

      We have never paid dividends on our Common Stock. We intend to retain any future earnings for use in our business and do not intend to pay any cash dividends on our Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis should be read together with the Consolidated Financial Statements of Tag-It Pacific and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-KSB.

      This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of Tag-It Pacific for the fiscal years ended December 31, 1998 and December 31, 1997. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward looking statements as a result of, among other things, the factors described below under the caption "Cautionary Statements and Risk Factors."


OVERVIEW

      Tag-It Pacific is a single-source provider of complete brand identity programs to manufacturers of fashion apparel and licensed consumer products and to specialty retailers and mass merchandisers.

      Revenues for all of our product lines are recognized at the time of product shipment. Cost of goods sold consists primarily of raw material purchases, direct labor, certain overhead, art and design costs associated with the product development process, die and printing plate charges, finishing costs and freight-in costs. In addition, during 1998, cost of goods sold also consisted of royalties associated with the Guess? license. We discontinued selling products under the Guess? license on December 31, 1998 which constituted 7.5% of net sales for the year ended December 31, 1998.

      We develop photographic films and dies and design art images that are used for various products. Development costs associated with films, dies and designs that are deemed to have no future use are expensed as incurred. Development costs associated with films, dies and designs that are deemed to have future use are capitalized and amortized over three years on a straight line basis.

      Prior to our initial public offering in January 1998, we were capital constrained. Our working capital had been provided primarily through related party loans and factoring arrangements. The factoring of our receivables substantially increased our costs of funds, restricted our ability to sell to customers not approved by our factors and, in our opinion, limited our growth. Following our initial public offering, we repaid a substantial portion of our debt and have substantially reduced our use of factoring arrangements. This significantly reduced our interest expense in 1998.

      In 1998, we implemented several strategies designed to continue to facilitate further growth in net sales. These strategies include the development and introduction of TAG-IT TURNKEY, our proprietary internet-based computer software program that enables us to provide our customers with a customized, comprehensive system for the management of their brand identity programs. In addition, in December 1998, we opened an additional warehouse, distribution and partial assembly facility in Tehuacan, Mexico to service the increasing number of garment and apparel manufacturers doing business in the region.

      In October 1998, we sold 2,390,000 shares of our Common Stock at a purchase price per share of $1.125 to KG Investment, LLC. We intend to use the $2,688,750 raised in the private placement to fund a portion of our business growth plans and operations. KG Investment is owned by Gerard Guez and Todd Kay, executive officers and significant shareholders of Tarrant Apparel Group. Tarrant Apparel Group is a leading provider of private label casual apparel, primarily serving both specialty retail and mass merchandise store chains. Messrs. Guez and Kay have extensive experience in the apparel industry, having developed strong relationships with many specialty retail and mass merchandise store chains. KG Investment has agreed that it will not seek to dispose of its shares prior to October 16, 2000, except to certain affiliated parties, without our prior written consent. KG Investment has also agreed to certain additional restrictions on the transfer and voting of the shares it purchased and has been granted piggyback registration rights.

      Effective in 1997, we changed our fiscal year end from August 31 to December 31.

RESULTS OF OPERATIONS

      NET SALES. Net sales decreased approximately $248,000 (or 1.3%) to $18.8 million for the year ended December 31, 1998 from $19.1 million for the year ended December 31, 1997. The decrease in net sales was primarily the result of a $0.8 million decrease in net sales of specialty licensed stationery products and general decreases in net sales of our other product lines. The net sales decrease in tags and specialty packaging was due, in part, to management's efforts in our initial public offering. The closing of the public offering was delayed from December 1997 to January 1998, a period that requires substantial management attention to the development of customer programs.

      GROSS PROFIT. Gross profit decreased approximately $214,000 to $6.7 million (or 3.1%) for the year ended December 31, 1998 from $6.9 million for the year ended December 31, 1997. Gross margin as a percentage of net sales decreased to approximately 35.4% as compared to 36.1% for the year ended December 31, 1997. The decrease in gross margin was primarily attributable to the decrease in net sales of higher margin specialty licensed stationery products and sales in the 1998 fourth quarter of our remaining inventory of discontinued licensed stationery products at decreased gross margins. The decrease in gross margin was secondarily attributable to lower overhead absorption, primarily as a result of lower net sales in 1998. These factors were offset by labor and other cost savings associated with normalized production at our Tijuana, Mexico facility and lower overhead resulting from termination of printing operations in February 1997.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $362,000 to $5.8 million for the year ended December 31, 1998 from $5.5 million for the year ended December 31, 1997. As a percentage of net sales, these expenses increased to 31.1% in the year ended December 31, 1998 compared to 28.7% for the year ended December 31, 1997. The increase was due to the combination of lower net sales and the increased expenses of hiring additional salesmen, opening our Tehuacan, Mexico facility and expanding our advertising and promotion efforts. The increase in these expenses was offset by a decrease in expenses related to our discontinued line of specialty licensed stationery products. Furthermore, a one-time incentive bonus of approximately $38,000 was paid to two salespeople in the quarter ended March 31, 1998. A similar bonus was not paid in 1997.

      PRINTING DIVISION EXPENSE. For the fiscal year ended December 31, 1997, we incurred approximately $116,000 of incremental printing costs associated with our captive printing division. We closed this division in February 1997.

      INTEREST EXPENSE. Interest expense decreased approximately $551,000 (or 64.9%) to $299,000 for the year ended December 31, 1998 from $850,000 for the year ended December 31, 1997. During 1998, we used the proceeds of our January 1998 initial public offering and our October 1998 private stock sale to KG Investment, LLC to substantially reduce our use of factors. This has substantially reduced our cost of funds. We intend to continue to limit our use of factors in the future and intend to rely upon the $2 million line of credit that we established in May 1998.

      PROVISION FOR INCOME TAXES. The provision for income taxes decreased approximately $209,000 to ($2,000) for the year ended December 31, 1998 as compared to $207,000 for the year ended December 31, 1997. Provision for income taxes has been made for each of our subsidiaries through October 17, 1997, the date of the consummation of the consolidation of the subsidiaries under a single holding company. Income taxes decreased primarily due to the use of net operating loss carryforwards of approximately $176,000 from AGS Stationery which were available to offset our taxable income during 1998.

      NET INCOME. Net income was $527,000 for the year ended December 31, 1998 as compared to $227,000 for the year ended December 31, 1997, due to the factors set forth above.


LIQUIDITY AND CAPITAL RESOURCES

      During fiscal 1997, we satisfied our working capital requirements primarily through cash flows generated from operations, borrowings under factoring agreements with Heller Financial, Inc. and Safcor, Inc., and borrowings from related parties. Generally, our borrowing requirements have been somewhat seasonal, with peak working capital needs occurring at the end of the year. We have terminated the use of domestic factoring arrangements with Heller and Safcor as of December 31, 1998. The Company continues to use Heller for its Hong Kong subsidiary sales.

      Pursuant to the terms of our factoring agreements, our factors purchase our eligible accounts receivable and assume the credit risk with respect to those accounts for which the factors have given their prior approval. As of December 31, 1998, the amount factored without recourse was $221,770 and the amount due from the factor and recorded as a current asset was $221,770. If a factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. If the factor determines, at its discretion, to advance against the receivable, the customer's payment obligation is recorded as our receivable and the advance from the factor is recorded as a current liability.

      In our initial public offering, we received net proceeds of approximately $4,665,000. As of December 31, 1998, we had used all of the funds raised in the public offering. We used a portion of the funds to satisfy the majority of our outstanding obligations under the Heller Financial and Safcor factoring arrangements. We also used a portion of the funds to repay the senior subordinated secured notes held by Cruttenden Roth Bridge Fund, LLC and Beta Research Corporation in the principal amounts of $323,125 and $226,875, respectively. For a complete description of our use of the funds raised in the public offering, see "Market for Common Equity and Related Stockholder Matters - Use of Proceeds From Initial Public Offering."

      In May 1998, we obtained a $2 million line of credit with Sanwa Bank to be used for working capital purposes. The line of credit expires on May 31, 1999. The line of credit interest rate is equal to the bank's reference rate, and the line of credit agreement requires us to meet certain financial covenants relating to net worth, debt to net worth, current ratio and profitability. At December 31, 1998, we were in compliance with these covenants. As of December 31, 1998, our outstanding balance on the bank line of credit was $1,489,000.

      In October 1998, we received proceeds of $2,688,750 from the sale of 2,390,000 shares of Common Stock to KG Investments, LLC. We intend to use these proceeds to fund a portion of our business growth plans and operations.

      As of December 31, 1998, we had outstanding related party debt of $452,000 at a weighted average interest rate of 8.2%, and non-related party debt of $56,000 at a weighted average interest rate of 2.5%. All related party debt is due and payable on the fifteenth day following the date of delivery of written demand for payment. On October 15, 1998, we converted $400,000 of related party debt into 266,666 shares of our Common Stock.

      Net cash used in operating activities was approximately $3,134,000 and $896,000 for the year ended December 31, 1998 and 1997, respectively. Cash used in operations for the year ended December 31, 1997 resulted primarily from increases in accounts receivables, prepaid expense and inventory, partially offset by increases in accounts payable and related party and accrued expenses. Cash used in operations for the year ended December 31, 1998 resulted primarily from decreases in accounts payable and increases in accounts receivables, accounts receivable from related parties, inventory and income.

      Net cash used in investing activities was $839,000 and $810,000 for the year ended December 31, 1998 and 1997, respectively. Net cash used in investing activities consisted primarily of capital expenditures for production equipment, leasing of equipment and, in 1998, expenditures for office and assembly equipment in connection with the establishment of our Tehuacan, Mexico facility.

      Net cash provided by financing activities was approximately $5,994,000 and $1,745,000 for the year ended December 31, 1998 and 1997, respectively. Net cash provided by financing activities for the year ended December 31, 1998 reflects proceeds from our initial public offering, October 1998 private stock sale and bank line of credit. These amounts were offset by reductions in advances and/or loans from factors, related parties and non-related parties. Net cash provided by financing activities for the year ended December 31, 1997 resulted from net advances and/or loans from related parties and factors.

      We may need to obtain additional financing in order to provide adequate liquidity to fund our business growth plans and operations during the next 12 months. We are continually evaluating various financing strategies to be used to expand our business and fund future growth or acquisitions. The extent of our future capital requirements will depend, however, on many factors, including our results of operations, the size and timing of future acquisitions, if any, and the availability of additional financing. We cannot be certain that additional financing will be available or that, if available, we can obtain it on terms favorable to us and our stockholders. See "-- Cautionary Statements and Risk Factors -- We May Need to Raise Additional Funds."

NEW ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standard No. 132, Employers' Disclosures About Pensions and Other Post-retirement Benefits ("SFAS 132"), is effective for fiscal years beginning after December 15, 1997. SFAS 132 revises employers' disclosures about pension and other post-retirement benefit plans. We do not expect adoption of SFAS 132 to have a material impact, if any, on our consolidated results of operations.

      Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), is effective for financial statements ending June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. We do not expect adoption of SFAS 133 to have a material impact, if any, on our consolidated results of operations.


YEAR 2000 UPDATE

      GENERAL. We have begun a project to address the potential impact of the Year 2000 problem on the processing of date-sensitive information by our information technology systems and the information technology systems used by our significant customers and vendors. The Year 2000 problem is the result of computer programs being written using two digits to define the applicable year. As a result, certain computer programs may recognize a date using "0" as the year 1900 rather than 2000, which could cause miscalculations or system failures. The objectives of our Year 2000 project are to determine and assess the risks of the Year 2000 problem and to plan and institute mitigating actions to minimize those risks to acceptable level.

      In 1997, we began a systems replacement program to improve access to business information through common, integrated computing systems. We use programs primarily from Sage/State of The Art (MAS90), which programs have been certified BY SAGE/STATE OF THE ART as Year 2000 compliant. These new systems, scheduled for complete installation by mid-1999, are expected to make approximately 80% of our business computer systems Year 2000 compliant. Installation of the MAS90 programs is approximately 80% complete. Our remaining business software programs either will be made Year 2000 compliant through other means, or they will be discontinued. We have not delayed implementation of any information technology projects due to our Year 2000 efforts.

       YEAR 2000 PROJECT. Our Year 2000 project is proceeding on schedule. The project is divided into three major categories: infrastructure, applications software and third-party suppliers and customers.

         o INFRASTRUCTURE. Infrastructure consists of hardware and systems software other than applications software. We must identify and assess those systems that are material to our business, test the systems and repair or replace those systems that are not Year 2000 compliant. We estimate that approximately 75% of the activities related to this category have been completed as of December 31, 1998. We are currently testing our infrastructure and upgrading and replacing our systems software and hardware where necessary. We have engaged a network consultant to assist in managing this aspect of our Year 2000 project. We expect to commence contingency planning in the second quarter of 1999.

         o APPLICATIONS SOFTWARE. This portion of our Year 2000 project requires that we identify and assess applications systems that are material to our business, determine if those systems are Year 2000 compliant and replace those systems that are not Year 2000 compliant. We estimate that approximately 70% of the activities related to this category have been completed as of December 31, 1998. The remaining software conversion activities are scheduled for completion by mid-1999. This includes integrating the Mexico and Hong Kong information systems to our principal office in Los Angeles. We have engaged a software consultant to assist in managing this aspect of our Year 2000 project. We expect to commence contingency planning in the second quarter of 1999.

         o THIRD PARTY SUPPLIERS AND CUSTOMERS. We must identify, prioritize and communicate with critical suppliers and customers to understand their Year 2000 issues and how they may affect us, and determine what steps they have taken to prepare and manage their Year 2000 issues as they relate to us. In the fourth quarter of 1998, we distributed detailed questionnaires to our critical suppliers and customers about their Year 2000 issues. As of March 1, 1999, we have received responses from 24% of the recipients of these questionnaires. We expect to commence contingency planning in the second quarter of 1999 and continue to communicate with customers and suppliers through the remainder of 1999.

      COSTS. We do not expect the costs associated with our Year 2000 project to be material. We estimate that the entire cost of the Year 2000 project will be approximately $250,000. Of this amount, we expensed approximately $180,000 as of December 31, 1998 for replacement software and hardware upgrades.

      RISKS. Our failure to correct a material Year 2000 problem could have a material adverse effect on our results of operations and ability to implement our business strategy. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, we are unable to determine with any degree of certainty whether the consequences of Year 2000 failures will have a material impact on our results of operations and financial condition.


CAUTIONARY STATEMENTS AND RISK FACTORS

      Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ from those projected or forecast are included in the statements below. In addition to other information contained in this document, readers should carefully consider the following cautionary statements and risks factors:

      WE MAY NOT BE ABLE TO MANAGE OUR RAPID EXPANSION AND GROWTH. Our subsidiaries have been operated under family management since they were formed and have recently significantly expanded their operations. The growth of our operations and activities has placed and will continue to place a significant strain on our management, operational, financial and accounting resources. To successfully manage our operations, we will need to continue to implement and improve our financial and management information and reporting systems and procedures. Our ability to manage future growth, if any, and to increase production levels and continue to market and distribute our products also will require us to hire, train, motivate and manage new employees, including management and operating personnel, and integrate them into our overall operations and culture. We recently made additions to our management team. We are also in the process of continuing to improve our financial and management information and reporting systems. Our failure to successfully implement our growth strategies and implement and improve our financial and management information and reporting systems will have a material adverse effect on our business and financial condition.

      WE MAY EXPERIENCE RISKS ASSOCIATED WITH ACQUISITIONS. In the future, we may acquire products, technologies or companies that are complimentary to our business. These acquisitions involve numerous risks, including:

      o adverse short-term effects on the combined business' reported operating results;
      o     diversion of management's attention;
      o     dependence on retention, hiring and training of key personnel;
      o amortization and/or impairment of goodwill and other intangible assets; and
      o     risks associated with unanticipated problems or legal liabilities.

      OUR OPERATING RESULTS MAY VARY FROM QUARTER TO QUARTER WHICH COULD IMPACT OUR STOCK PRICE. Our operating results may vary significantly from quarter to quarter in the future. Many factors may cause our operating results to fluctuate, some of which are beyond our control. These factors include:

      o the volume and timing of customer orders received during the quarter;
      o     the timing and magnitude of customers' marketing campaigns;
      o     the loss or addition of a major customer;
      o     the availability and pricing of materials for our products;
      o the increased expenses incurred in connection with acquisitions or the introduction of new products;
      o     the costs and timing of any future acquisitions;
      o     the timing and magnitude of capital expenditures; and
      o changes in our product mix or in the relative contribution to sales of our subsidiaries.

Due to these factors, it is possible that in some quarters our operating results may be below the expectations of public market analysts and investors. If this occurs, the price of our Common Stock would likely be adversely affected.

      In addition, most of our customers are in the apparel industry. The apparel industry historically has been subject to substantial cyclical variations. Our business has experienced, and we expect our business to continue to experience, significant seasonal fluctuations due, in part, to customer buying patterns. A recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits could have a material adverse effect on our business and financial condition.

      WE MUST IMPROVE AND INTEGRATE OUR INFORMATION SYSTEMS. To be successful, we must consolidate and centralize the management of our subsidiaries, implement our growth strategies and successfully manage the general strains of our new role as a public company. These efforts will place significant demands on our financial and management information and reporting systems and require us to significantly expand and improve our financial and operating controls. Additionally, we must update our computer systems to become Year 2000 compliant and effectively integrate the information systems of Hong Kong and Mexico with the information systems of our principal offices in Los Angeles. We cannot be certain that we will be successful in doing so.

      WE DEPEND ON A FEW KEY CUSTOMERS WITH WHOM WE DO NOT HAVE LONG-TERM Contracts. Our two largest customers, Guess? and Swank (a licensee of Yves Saint Laurent, Kenneth Cole, Geoffrey Beene and Pierre Cardin), accounted for approximately 8.5% and 9.5%, respectively, of our net sales (on a consolidated basis) for the year ended December 31, 1998, and approximately 16.3% and 12.5%, respectively, of our net sales (on a consolidated basis) for the year ended December 31, 1997. We may not be able to derive the same level of sales from these customers in the future. The termination of our business relationship with these or any of our other significant customers or a material reduction in sales to a significant customer could have a material adverse effect on our business and financial condition.

      We generally do not enter into long-term sales contracts with our customers. Our customers, therefore, are not required to purchase our products. Our sales are generally evidenced by a purchase order and similar documentation limited to a specific sale. As a result, a customer from whom we generate substantial revenue in one period may not be a substantial source of revenue in a future period. In addition, our customers generally have the right to terminate their relationships with us without penalty and on little or no notice. Without long-term contracts with our customers, we cannot be certain that our existing customers will continue to engage us to design and produce products. Accordingly, we cannot guarantee that we will be able to maintain a consistent level of sales.

      WE DEPEND ON KEY PERSONNEL. Our success has and will continue to depend to a significant extent upon certain key management and design and sales personnel, many of whom would be difficult to replace, particularly Colin Dyne, our Chief Executive Officer and Harold Dyne, our President. Neither Colin Dyne nor Harold Dyne is bound by an employment agreement or the subject of key man insurance. The loss of the services of either of these key executives or of the services of other key employees could have a material adverse effect on our business, including our ability to establish and maintain client relationships. Our future success will depend in large part upon our ability to identify, attract, assimilate, retain and motivate personnel with a variety of design, sales, operating and managerial skills. We may not be able to do so.

      WE MAY NEED TO RAISE ADDITIONAL FUNDS. We anticipate that we will need to raise additional funds through debt or equity financings during the next 12 months if our existing resources and future earnings are insufficient to fund our business growth plans and operations. We cannot guarantee that additional financing will be available or that, if available, it can be obtained on terms that we deem favorable. If necessary funds are not available, we may be required to delay implementation of our growth strategy. Additionally, our stockholders may be diluted if we raise additional funds through the sale of our stock.

      OUR OFFICERS AND DIRECTORS AND CERTAIN STOCKHOLDERS OWN A SIGNIFICANT AMOUNT OF OUR COMMON STOCK. As of December 31, 1998, our officers and directors (and their affiliates) owned approximately 27.2% of the outstanding shares of our Common Stock. The Dyne family (Harold Dyne, Mark Dyne, Colin Dyne, Larry Dyne and Jonathan Burstein) owned approximately 27.5% of the outstanding shares of our Common Stock. KG Investments, LLC, a significant stockholder, owned approximately 35.5% of the outstanding shares of our Common Stock with certain transfer and voting restrictions. As a result, our officers and directors, the Dyne family and KG Investments, LLC are able to exert influence over the outcome of all matters submitted to a vote of the holders of our Common Stock, including the election of our Board of

Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our Common Stock, which might depress the price of our Common Stock.

      WE HAVE LIMITED ASSEMBLY FACILITIES. Some of our products are assembled or finished at our foreign assembly facilities. Currently, we do not operate duplicate facilities in different geographic areas. Therefore, we cannot shift manufacturing operations to a different geographic region in the event of a disruption in the region in which we maintain our facilities. The types of disruptions that may occur include:

      o     human error;
      o     foreign trade disruptions;
      o     import restrictions;
      o     labor disruptions;
      o     embargoes.
      o     government intervention; and
      o     natural disaster.

If we experience a disruption in our manufacturing operations, we may be required to cease or limit our assembly or finishing operations, which would have a material adverse effect on our business and financial condition.

      WE HAVE LIMITED SOURCES OF SUPPLY. Generally, we do not have long-term agreements with our key sources of supply. Lead times for materials we order can vary significantly and depend on many factors, including the specific supplier, the contract terms and the demand for particular materials at a given time. From time to time, we experience fluctuations in the prices, and disruptions in the supply, of materials. Shortages or disruptions in the supply of materials, or our inability to procure materials from alternate sources at acceptable prices in a timely manner, could lead us to miss deadlines for orders and lose customers.

      WE ARE SUBJECT TO FLUCTUATING PAPER COSTS AND PAPER SHORTAGES. The cost of paper is a principal component of the price we charge for our paper products, including our high quality paper boxes, custom shopping bags, hang tags and packaging. Historically, we have been able to pass on to our customers any increase or decrease in the cost of paper. This has allowed us to maintain our gross margins on paper products during fluctuations in the cost of paper. We cannot be certain, however, that we will continue to be able to pass increases in paper costs to our customers. If our customers are unwilling to absorb these price increases, our gross margins may decrease. A decrease in our gross margins would have an adverse effect on our operating results.

      The capacity in the paper industry has remained relatively stable in recent years. During this time, increases and decreases in the demand for paper have led to corresponding pricing changes. In periods of high demand, certain grades of paper, including grades that we use in our paper products, have been unavailable or only available in limited quantities. Although we actively manage our paper supplies and have established strong relationships with our paper suppliers, we do not have long-term agreements with our key paper suppliers. We cannot be certain that our sources of paper supply will be adequate or, if they are not adequate, that we will be able to develop alternative sources of paper supply in a timely manner.

      WE FACE SUBSTANTIAL COMPETITION IN OUR INDUSTRIES. We compete in highly competitive and fragmented industries with numerous local and regional companies that provide some or all of the services we offer. We compete with United States and international design companies, distributors and manufacturers of tags, packaging products and trims. Some of our competitors, including Paxar, Inc., RVL, Inc, Copac International Packaging, Inc., Universal Button, Inc., and Scovill Fasteners, Inc., have greater name recognition, longer operating histories and, in many cases, substantially greater financial and other resources than us.

      In addition, new competitors may enter our industry and develop products that compete with our products. Our competitors may introduce proprietary technology that may make some of our products or services obsolete. While we believe that we compete effectively within the value-added design and packaging industry, these and other factors may reduce our ability to compete effectively in the future.

      OUR PRODUCTS MAY BE RETURNED. We incur expenses when customers return our products. Products are returned for a number of reasons, including as a result of:

      o     sale or return arrangements;
      o     defective goods;
      o     inadequate performance relative to customer expectations;
      o     shipping errors; and
      o     other causes which are outside of our control.

Generally, returned items have limited or no value and we are forced to bear the cost of their return. Product returns could result in lost revenue, delays in market acceptance, diversion of development resources and damage to our reputation. Returns also may increase our service and warranty costs. Any significant increase in the rate of product returns could have a material adverse effect on our financial position, operating results and cash flows.

      WE ARE SUBJECT TO RISKS RELATING TO OUR INTERNATIONAL BUSINESS. For the years ended December 31, 1998 and 1997, approximately 40% of our products were purchased, assembled or finished outside of the United States, principally in Hong Kong and Mexico. We currently intend to continue to purchase, assemble and/or finish a similar or greater percentage of our products outside of the United States in the future. Our international business is subject to numerous risks, including:

      o the need to comply with a wide variety of foreign and United States export and import laws;
      o changes in export or import controls, tariffs and other regulatory requirements;
      o     the imposition of governmental controls;
      o     political and economic instability;
      o     trade restrictions;
      o     the difficulty of administering business overseas; and
      o the general economic conditions of the countries in which we due business.

      In addition, we could miss our customers' delivery requirements if our overseas contractors or suppliers do not ship orders to us in a timely manner. If we fail to deliver products on time, our customers could cancel orders, refuse to accept deliveries or require us to reduce the sales price of the delivered products. Although our international operations are denominated principally in United States dollars, purchases from foreign vendors and sales to foreign customers also may be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. We cannot predict the effects the above risks will have on our business arrangements with customers, contractors or suppliers. If any of the above risks were to render the conduct of business in a particular country undesirable or impractical, or if our current contractors or suppliers ceased doing business with us for any reason, our financial position, operating results and cash flows could be adversely affected.

      WE ARE A HOLDING COMPANY AND MUST RELY ON LOANS AND DIVIDENDS FROM OUR SUBSIDIARIES. Tag-It Pacific is a holding company with no substantial operations. Our only material asset is the stock of our subsidiaries. All of our operations are conducted by our subsidiaries, which subsidiaries own substantially all of our consolidated assets. We depend on dividends and other payments from our subsidiaries for virtually all of our cash flow, including cash flow for management salaries and overhead, to service debt, to make equity investments and to finance our growth. The ability of our subsidiaries to make payments to us depends on applicable law and restrictions under present and future debt instruments and other agreements to which our subsidiaries are parties.

      WE ARE SUBJECT TO EARTHQUAKE RISKS. Our principal executive offices are located in Los Angeles, California, an area that often experiences earthquakes. If an earthquake occurs, we may experience uninsured property damage and/or sustain interruption of our business and operations. We currently do not carry insurance against earthquake-related risks.

      PROTECTION OF OUR PROPRIETARY TECHNOLOGY IS LIMITED. We rely on trademark, trade secret and copyright laws to protect our designs and other proprietary property. We do not have United States or foreign patents or patent applications currently pending. If litigation is necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources. This could have a material adverse effect on our operating results and financial condition. Ultimately, we may be unable, for financial or other reasons, to enforce our rights under intellectual property laws. The laws of certain countries in which our products are distributed or may be distributed in the future may not protect our products and intellectual rights to the same extent as the laws of the United States.

      We believe that our products do not infringe any valid existing proprietary rights of third parties. Although we have received no communication from third parties alleging infringement of any of their proprietary rights, we cannot be certain that any infringement claims will not be made in the future. Any infringement claims, whether or not meritorious, could result in costly litigation or require us to enter into royalty or licensing agreements. If we are found to have infringed the proprietary rights of others, we could be required to pay damages, cease sales of the infringing products and redesign the products or discontinue their sale. Any of these outcomes, individually or collectively, could have a material adverse effect on our operating results and financial condition.

      WE ARE SUBJECT TO ENVIRONMENTAL REGULATIONS. Some of our subsidiaries use hazardous materials in their manufacturing operations. As a result, we are subject to federal, state and local regulations governing the storage, use and disposal of such materials. The use and disposal of hazardous materials involves the risk that we could be required to incur substantial expenditures for preventive or remedial action, reduction of chemical exposure or waste treatment or disposal. The liability in the event of an accident or the costs of such actions could exceed our resources or otherwise have a material adverse effect on our operating results and financial condition.

      WE HAVE ADOPTED A NUMBER OF ANTI-TAKE OVER MEASURES. Our Board of Directors can issue up to 3,000,000 shares of preferred stock and determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. Our Board of Directors could issue the preferred stock with voting, liquidation, dividend and other rights superior to the rights of our Common Stock. In October 1998, we adopted a stockholder's rights plan. Under the rights plan we distributed one preferred share purchase right for each outstanding share of our Common Stock outstanding on November 6, 1998. Upon the occurrence of certain triggering events related to an unsolicited takeover attempt of Tag-It Pacific, each purchase right not owned by the party or parties making the unsolicited takeover attempt will entitle its holder to purchase shares of our Series A Preferred Stock at a value below the then market value of the Series A Preferred Stock. The rights of holders of our Common Stock will be subject to, and may be adversely affected by, the rights of holders of the share purchase rights, the Series A Preferred Stock and any other preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. Further, certain provisions of our Certificate of Incorporation and Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving Tag-It Pacific.

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


    The Board of Directors
    Tag-It Pacific, Inc.
    Los Angeles, California


    We have audited the accompanying consolidated balance sheets of Tag-It Pacific, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity (deficiency) and cash flows for the years then ended and the four months ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement are free of material misstaement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tag-It Pacific, Inc. at December 31, 1998 and 1997, and the results of their operations and their cash flow for each of the years then ended and the four months ended December 31, 1997, in conformity with generally accepted accounting principles.


                              /s/ BDO Seidman, LLP


Los Angeles, California
March 8, 1999

ITEM 7.  FINANCIAL STATEMENTS.

                              TAG-IT PACIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                         DECEMBER 31,  DECEMBER 31,
                     Assets                                  1998          1997
                                                         ------------  ------------
Current Assets:
     Cash and cash equivalents.........................  $  2,065,331    $   44,109
     Due from factor, net..............................       221,770             -
       Accounts receivable, trade, net.................     3,629,338     3,017,391
       Due from related parties........................       752,602       138,418
       Inventories.....................................     5,700,196     2,331,131
       Prepaid expenses and other current assets.......       892,853       273,468
                                                         ------------  ------------
        Total current assets...........................    13,262,090     5,804,517

Property and Equipment, net of accumulated
  depreciation and amortization........................     1,335,066       974,309
Other Assets...........................................        46,684       392,238
                                                         ------------  ------------
Total Assets...........................................  $ 14,643,840    $7,171,064
                                                         ============   ===========

             Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities:
    Bank overdraft.....................................  $         --    $  306,565
    Due to factor, net.................................            --     1,404,133
    Accounts payable...................................     2,638,448     3,977,568
    Accounts payable, related party....................     2,250,626            --
    Accrued expenses...................................       668,240       628,086
    Line of credit.....................................     1,489,000            --
    Current portion of long-term debt..................        56,040       463,708
    Current portion of notes payable to related parties       451,626       277,003
                                                         ------------  ------------
      Total current liabilities........................     7,553,980     7,057,063

Long-term debt, less current portion...................            --        55,315
Notes payable to related parties, less current portion.            --     1,249,698
                                                         ------------  ------------
Total Liabilities......................................     7,553,980     8,362,076
                                                         ------------  ------------

Commitments and Contingencies (Note 14)

Stockholders' Equity (Deficiency):
    Preferred stock, $0.001 par value; 3,000,000
      shares authorized; no shares issued or
      outstanding......................................            --            --
    Common stock, $0.001 par value; 15,000,000
      shares authorized; 6,726,677 shares issued
      and outstanding at December 31, 1998;
      2,470,011 at December 31, 1997...................         6,727         2,470

    Additional paid-in capital.........................     8,707,258       957,530
    Accumulated deficit................................    (1,624,125)   (2,151,012)
                                                         ------------  ------------

      Total Stockholders' Equity (Deficiency)..........     7,089,860    (1,191,012)
                                                         ------------  ------------
Total Liabilities and Stockholders' Equity.............  $ 14,643,840    $7,171,064
                                                         ============  ============

            See accompanying notes to consolidated financial statements.

                                TAG-IT PACIFIC, INC.
                         CONSOLIDATED STATEMENTS OF INCOME

                                           FISCAL       FOUR MONTHS     FISCAL YEAR
                                         YEAR ENDED       ENDED            ENDED
                                         DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                           1998           1997             1997
                                        ------------  --------------  -------------
Net Sales.............................. $ 18,808,067   $   6,006,457  $  19,056,498
Cost of goods sold.....................   12,143,143       4,007,973     12,177,147
                                        ------------  --------------  -------------
  Gross profit.........................    6,664,924       1,998,484      6,878,901

Selling expenses.......................    1,730,035         289,336      1,537,645
General and administrative expenses....    4,110,800       1,276,184      3,940,811
Write-off of printing division.........            0               0        116,000
                                        ------------  --------------  -------------
  Total operating expenses.............    5,840,835       1,565,520      5,594,456

Income from operations.................      824,089         432,964      1,284,445
Interest expense.......................      298,889         300,851        850,346
                                        ------------  --------------  -------------
Income before income taxes.............      525,200         132,113        434,099
Provision (benefit) for income taxes...       (1,687)         57,288        207,000
                                        ------------  --------------  -------------
  Net Income .......................... $    526,887   $      74,825  $     227,099
                                        ============  ==============  =============

Basic earnings per share............... $       0.11   $        0.03  $        0.10
                                        ============   =============  =============
Diluted earnings per share............. $       0.11   $        0.03  $        0.10
                                        ============  ==============  =============


            See accompanying notes to consolidated financial statements

                                TAG-IT PACIFIC, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED DECEMBER 31, 1998 AND 1997


                                            COMMON STOCK           PREFERRED STOCK     ADDITIONAL
                                       ----------------------    ------------------     PAID-IN    ACCUMULATED
                                         SHARES      AMOUNT       SHARES     AMOUNT     CAPITAL      DEFICIT         TOTAL
                                       ---------   ----------    -------   --------  -----------  ------------   ------------
Balance, January 1, 1997..........     2,085,609   $    2,086         --         --  $    82,914  $ (2,378,111)  $ (2,293,111
  Net Income - eight months ......                                                                     152,274        152,274
                                       ---------   ----------    -------   --------  -----------  ------------   ------------
Balance, August 31, 1997..........     2,085,609        2,086         --         --       82,914    (2,225,837)    (2,140,837)
  Debt Conversion ................       384,402          384         --         --      874,616                      875,000
  Net Income - four months........                                                                      74,825         74,825
                                       ---------   ----------    -------   --------  -----------  ------------   ------------
Balance, December 31, 1997........     2,470,011        2,470         --         --      957,530    (2,151,012)    (1,191,012)
  Initial Public Offering.........     1,600,000        1,600         --         --    4,663,635                    4,665,235
  Stock Sale .....................     2,390,000        2,390         --         --    2,686,360                    2,688,750
  Debt Conversion ................       266,666          267         --         --      399,733                      400,000
  Net Income .....................                                                                     526,887        526,887
                                       ---------   ----------    -------   --------  -----------  ------------   ------------

Balance, December 31, 1998........     6,726,677   $    6,727         --         --  $ 8,707,258  $ (1,624,125)  $  7,089,860
                                       =========   ==========    =======   ========  ===========  ============   ============


            See accompanying notes to consolidated financial statements.

                                TAG-IT PACIFIC, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               FISCAL YEAR       FOUR MONTHS    FISCAL YEAR
                                                 ENDED              ENDED          ENDED
                                               DECEMBER 31,      DECEMBER 31,   DECEMBER 31,
                                                 1998               1997            1997
                                               -----------       -----------    -----------
Increase (decrease) in cash and
  cash equivalents
Cash flows from operating activities:
   Net income ...........................      $   526,887       $    74,825    $   227,099
   Adjustments to reconcile net
     income to net cash
     Used in operating activities:
       Depreciation and amortization.....          443,128           115,000        374,669
       Decrease in deferred income tax
         liability.......................          (48,513)           49,707         68,657
       Changes in operating assets and
         liabilities:
          Receivables....................       (1,412,930)       (1,027,185)    (1,149,283)
          Inventories....................       (3,369,065)         (313,628)      (828,311)
          Other assets...................          345,554          (343,085)      (291,614)
          Prepaid expenses and other
            current assets...............         (619,385)          (57,790)       141,387
          Accounts payable...............       (1,339,120)          683,277        490,839
          Accounts payable, related party        2,250,626                --             --
          Accrued expenses...............           88,667          (991,135)        70,549
                                               -----------       -----------    -----------
   Net cash used in operating activities.       (3,134,151)       (1,810,014)      (896,008)

Cash flows from investing activities:
   Loans to related parties..............          (34,971)          (36,326)       (95,259)
   Acquisition of property and equipment.         (803,885)         (167,047)      (714,626)
                                               -----------       -----------    -----------
   Net cash used in investing activities.         (838,856)         (203,373)      (809,885)

Cash flows from financing activities:
   Bank overdraft........................         (306,565)           55,450        (85,273)
   Net advances from factor..............       (1,404,133)        1,309,347      1,034,823
   Proceeds from IPO, net................        4,665,235                --             --
   Proceeds from stock sale..............        2,688,750                --             --
   Proceeds from bank line of credit.....        1,489,000                --             --
   Proceeds from long-term debt..........                -           305,532        233,343
   Repayment on long-term debt...........         (462,983)               --             --
   Proceeds from notes payable to related
     parties, net .......................                            239,105        562,052
   Repayment on notes payable to related
     parties, net .......................         (675,075)               --             --
                                               -----------       -----------    -----------
Net cash provided by financing activities.       5,994,229         1,909,434      1,744,945
                                               -----------       -----------    -----------

Net increase (decrease) in cash and cash
  equivalents............................        2,021,222          (103,953)        39,052
Cash and cash equivalents at
  beginning of period....................           44,109           148,062          5,057
                                               -----------       -----------    -----------
Cash and cash equivalents at end of period     $ 2,065,331       $    44,109    $    44,109
                                               ===========       ===========    ===========

  Supplemental Disclosures of Cash Flow
    Information:
    Cash paid during the period for:
      Interest...........................      $   298,889       $   300,851    $   604,450
      Income taxes.......................      $    83,951       $        --    $     9,715
    Non-cash financing activity:
      Note payable converted to equity...      $   400,000       $   875,000    $   875,000

            See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND BASIS OF PRESENTATION

      The Company is the parent holding company of Tag-It, Inc., a California corporation, Tag-It Printing & Packaging Ltd., a BVI corporation, Tagit de Mexico, SA de CV, A.G.S. Stationery, Inc., a California corporation ("AGS Stationery") and Pacific Trim & Belt, Inc., a California corporation (collectively, the "Subsidiaries"), all of which were consolidated under a parent limited liability company on October 17, 1997 (the "Consolidation") and became wholly-owned subsidiaries of the Company immediately prior to the effective date of the Company's initial public offering in January 1998 (the "Offering"). Immediately prior to the Offering, the outstanding membership units of Tag-It Pacific LLC were converted to 2,470,001 shares of Common Stock of the Company (the Exchange and such conversions are referred to as the "Conversion"). In November 1998 the Company formed a wholly-owned subsidiary, Pacific Trim, SA de CV located in Tehuacan, Mexico (now included in "Subsidiaries").

      The accompanying consolidated financial statements consist of the Subsidiaries presented on a consolidated basis to give effect to the Conversion as of the earliest period presented. The Conversion is treated as a reorganization of entities under common control and is accounted for in a manner similar to a pooling of interest. Accordingly, all references to shares of Common Stock and related share prices have assumed the effects of the Conversion. Effective in 1997, the Company changed its fiscal year-end from August 31 to December 31. The financial statement presented for 1997 have recasted financial information on a calendar basis. The unaudited information related to the four months ended December 31, 1996 is as follows:

                Net sales ................   $ 6,489,747
                Gross profit .............   $ 2,003,372
                Provision for income taxes   $        --
                Net Loss .................   $  (301,000)

      All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders' equity and transaction gains and losses are recorded in the statement of operations in the period incurred. During 1998 and 1997, foreign currency translation and transaction gains and losses were not material.

      NATURE OF BUSINESS

     Tag-It Pacific, Inc. (the "Company") is a single-source provider of complete brand identity programs to manufacturers of fashion driven apparel and licensed consumer products and to specialty retailers and mass merchandisers. The Company designs and produces high-quality paper, metal and injection molded boxes, woven and leather labels, paper-hanging and bar-coded tags, metal jean buttons and custom shopping bags. The Company also designs and/or manufactures products for a variety of major brand and private label oriented companies including Guess?, Calvin Klein, Tommy Hilfiger, A\X Armani Exchange, Sony Signatures, Warner Bros. and Carol Little, among others.

      REVENUE RECOGNITION

      Sales are recorded at the time of shipment.

      COMPREHENSIVE INCOME

      During the year ended December 31, 1997 the Company adopted Statement of Financial Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"), issued by the FASB and effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


income and its components in a full set of general-purpose financial statements. Adoption of SFAS 130 did not have an impact on the Company's financial position or results of operation.

      SEGMENTS OF AN ENTERPRISE

      During the year ended December 31, 1997 the Company adopted Statement of Financial Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), issued by the FASB and effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. Adoption of SFAS 131 resulted in expanded disclosures. See Note 15 to the financial statements, Geographic Data.

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

      INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Upon retirement or other disposition of property and equipment, applicable cost and accumulated depreciation and amortization are removed from the accounts and any gains or losses are included in results of operations. The Company capitalizes the cost of films, dies, molds and art designs. The cost capitalized includes direct material and direct labor cost.

      Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated life of the related improvements, whichever is shorter.

      INCOME TAXES

      The Company uses the asset and liability method of accounting for income taxes in accordance with Statement of Financial Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recognized based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable or benefit for the period and the change during the year in deferred tax assets and liabilities.

      Income taxes have been provided on a separate company basis for 1997 and on a consolidated basis for 1998.

      STOCK-BASED COMPENSATION

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also gives the option to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees," or SFAS 123. The Company has chosen to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25 and not the method established by SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


      Under SFAS 123 the Company presents, in a footnote, the effect of measuring the cost of stock-based employee compensation at the grant date based on the value of the award and recognize this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the option as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

      FAIR VALUE OF FINANCIAL INFORMATION

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. DUE TO FACTOR: Due to the short-term nature and variable interest rates under the factor agreements, the fair value approximates the carrying value. ACCOUNTS RECEIVABLE AND DUE FROM FACTOR: Due to the short-term nature of the receivables, the fair value approximates the carrying value. DUE FROM RELATED PARTIES AND NOTES PAYABLE TO RELATED PARTIES: Due to the short-term nature and current market borrowing rates of the loans and notes, the fair value approximates the carrying value. LONG-TERM DEBT: Estimated based upon current market borrowing rates for loans with similar terms and maturities.


2.    NEW ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standard No. 132, Employers' Disclosures About Pensions and Other Post-retirement Benefits ("SFAS 132"), is effective for fiscal years beginning after December 15, 1997. SFAS 132 revises employers' disclosures about pension and other post-retirement benefit plans. The Company does not expect adoption of SFAS 132 to have a material impact, if any, on its consolidated results of operations.

      Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), is effective for financial statements ending June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company does not expect adoption of SFAS 133 to have a material impact, if any, on its consolidated results of operations.


3.    EARNINGS PER SHARE

      The Company has adopted Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for financial statements issued for the periods after December 15, 1997, including interim periods. SFAS 128 requires the restatement of all prior period earnings per share ("EPS") data presented.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                                         PER
     TWELVE MONTHS ENDED DECEMBER 31,       INCOME        SHARES        SHARE
     1998:                                (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                          -----------  -------------  ----------

     BASIC EARNINGS PER SHARE:

     Income available to common
       stockholders ...................   $526,887       4,418,618    $ 0.11

     EFFECT OF DILUTIVE SECURITIES:

     Options.........................                      498,677
     Warrants..........................                     42,585
     Shares issued.....................                         --
                                          --------      ----------    -------
     Income available to common
       stockholders....................   $526,887       4,959,880    $  0.11
                                          ========      ==========    =======

      For the four months and twelve months ended December 31, 1997 basic and diluted earning per share are the same amount based on weighted average shares of 2,166,702.

      Warrants to purchase 80,000 and 110,000 shares of common stock at $6.00 and $4.80, respectively, were outstanding for the year ended December 31, 1998 but were not included in the computations of diluted earnings per share because the effect of exercise would have an antidilutive effect on earnings per share.

      On January 23, 1998 the Company completed its initial public offering (the "IPO"), and issued 1,600,000 shares of common stock at price of $4.00 per share. In conjunction with the IPO, the Company issued options to directors to purchase 65,000 shares of common stock at $3.20, warrants to legal counsel to purchase 35,555 shares of common stock at $3.60, warrants to underwriters to purchase 110,000 shares of common stock at $4.80 per share, and warrants in connection with bridge financing to purchase 80,000 shares of common stock at $6.00 per share. On October 15, 1998 the Company repriced the warrants issued to legal counsel from $3.60 per share to $1.50 per share in lieu of outstanding amounts owed for legal fees.

      On October 19, 1998 the Company issued 2,390,000 shares of restricted common stock at price of $1.125 per share to a strategic investor, KG Investment, LLC.


4.    WRITE-OFF OF PRINTING DIVISION

      In the fiscal year ended December 31, 1997, the Company incurred approximately $116,000 of incremental printing costs associated with its captive printing division. The Company closed this division in February 1997.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


5.    DUE FROM/TO FACTOR

      The Company's factors purchase eligible accounts receivable and assume the credit risk with respect to those accounts for which have they given their prior approval. If a factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with the Company. The Company pays a fixed commission rate and may borrow up to 80% of its eligible receivable. Interest is charged at 2.5% over the prevailing reference rate (7.75% and 8.5% at December 31, 1998 and 1997). Factored accounts receivable is as follows:

                                                         FISCAL YEAR ENDED
                                                            DECEMBER 31,
                                                     -----------------------
                                                         1998        1997
                                                     ---------   -----------

    Advance from factor ..........................   $      --   $(1,877,621)
    Factored accounts receivable,
      without recourse ...........................     221,770       473,488
                                                     ---------   -----------
      Due from (to) factor, net ..................   $ 221,770   $(1,404,133)
                                                     =========   ===========


6.    ACCOUNTS RECEIVABLE, TRADE, NET

      Accounts receivable, trade is net of allowance for doubtful accounts and subsequent returns. For the fiscal years ended December 31, 1998 and 1997, the allowance for doubtful accounts and subsequent returns was $271,113 and $166,270, respectively, and included provision adjustments of $104,843 and $166,270, respectively.

7.    INVENTORIES

          Inventories consist of the following:

                                                FISCAL YEAR ENDED
                                                   DECEMBER 31,
                                              ------------------------
                                                 1998         1997
                                              ----------    ----------
     Raw Materials..........................  $  160,672    $  101,000

     Work-in-process........................   1,062,416       249,632
     Finished Goods.........................   4,477,108     1,980,499
                                              ==========    ==========
         Total inventories .................  $5,700,196    $2,331,131
                                              ==========    ==========


8.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                         FISCAL YEAR ENDED
                                                            DECEMBER 31,
                                                     ------------------------
                                                        1998         1997
                                                     ----------    ----------
     Furniture and fixtures........................  $  539,569    $  346,509
     Machinery and equipment.......................     792,605       495,137
     Leasehold improvements........................     239,136       207,146
     Films, dies, molds and art designs............     981,553       700,186
                                                     ----------    ----------
                                                      2,552,863     1,748,978

     Accumulated depreciation and amortization.....   1,217,797       774,669
                                                     ============  ==========
     Net property and equipment ...................  $1,335,066    $  974,309
                                                     ==========    ==========

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


9.    LINE OF CREDIT

      In May 1998, the Company obtained a $2 million line of credit from Sanwa Bank to be used for working capital purposes. The line of credit expires on May 31, 1999. The line of credit interest rate is equal to the bank's reference rate (7.75% at December 31, 1998). The line of credit agreement requires the Company to meet certain financial covenants relating to net worth, debt to net worth, current ratio and profitability. At December 31, 1998, the Company was in compliance with these covenants. The line of credit is collateralized by all assets of the Company. As of December 31, 1998, the outstanding balance on the bank line of credit was $1,489,000.

10.   LONG-TERM DEBT

      Long-term debt consist of the following:

                                                        FISCAL YEAR ENDED
                                                           DECEMBER 31,
                                                     -----------------------
                                                        1998         1997
                                                     ---------    ----------

    Payable to a former shareholder,
      dated October 1994, interest imputed
      at 10.75%, fully paid in 1998 ...........     $      --    $   133,424
    Note payable to an unrelated party,
      dated September 1995, payable
      on demand, with interest at 10%  .......          25,200        25,200
    Other  notes .............................          30,840       360,399
                                                     ---------    ----------
                                                        56,040       519,023
    Current portion ..........................          56,040       463,708
                                                     ---------    ----------
    Net long-term debt .......................       $      --    $   55,315
                                                     =========    ==========


The estimated fair value of long term debt is $56,040 and $515,650 at December 31, 1998 and 1997.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


11.   NOTES PAYABLE TO RELATED PARTIES

      Notes payable to related parties consist of the following:

                                                             FISCAL YEAR ENDED
                                                                DECEMBER 31,
                                                           ------------------------
                                                              1998         1997
                                                           ----------    ----------
Six notes  payable  issued in 1996,  four  notes  payable
issued  in 1997,  and two  notes  payable  issued in 1998
to officers and  directors of the Company with no monthly
payments  and  interest  rates  ranging  from 7.5% to 10%
annually,  due and payable on the fifteenth day following
delivery  of  written  demand  for  payment  which may be
delivered at any time following December 31, 1998 .......  $  246,626    $  564,126

Five  notes  payable to  officers  and  directors  of the
Company with no monthly  payments  and  interest  ranging
from  7.5%  to  prime  plus  3.5%  annually   (11.25%  at
December 31, 1998),  due and payable on the fifteenth day
following  delivery of written  demand for payment  which
may  be  delivered  for  payment  at any  time  following
December 31, 1998........................................      15,000       120,603

Notes  payable  to  NPM  Investments,   Inc.,  which  the
Chairman of the  Company  holds a  significant  interest.
The  notes  require  no  monthly  payments  and  interest
accrues  at  7.5%  annually,   due  and  payable  on  the
fifteenth  day following  delivery of written  demand for
payment  which  may be  delivered  at any time  following
December  31,  1998,  collateralized  by  the  assets  of
Tag-It,  Inc.  $400,000 of the note payable was converted
to 266,666 shares on October 15, 1998....................     190,000       841,972
                                                           ----------    ----------
                                                              451,626     1,526,701

Less: Current portion....................................     451,626       277,003
                                                           ----------    ----------
Net long-term notes payable to related parties ..........  $       --    $1,249,698
                                                           ==========    ==========


12.   STOCK OPTION INCENTIVE PLAN AND WARRANTS

      STOCK OPTION INCENTIVE PLAN

      On October 1, 1997, the Company adopted the 1997 Stock Incentive Plan ("the 1997 Plan"), which authorized the granting of a variety of stock-based incentive awards. A total of 562,500 shares of Common Stock have been reserved for issuance under the 1997 Plan. The 1997 Plan is administered by the Board of Directors, or a committee appointed by the Board of Directors, which determine the recipients and terms of the awards granted. In 1997 and 1998, the Company granted options to purchase 195,000 and 65,000 shares of Common Stock, respectively, at an exercise price of $3.20 per share, the estimated fair value of the Common Stock on the grant date. The options vest over four years and are exercisable through their expiration dates in 2007 and 2008.

      Effective October 10, 1998, the Company's Board of Directors approved an option exchange program. Under the program, holders of options to purchase 189,500 shares of Common Stock at an exercise price of $3.20 per share (which represented all of the options outstanding on the date the program was approved) could exchange these options for new options to purchase shares of Common Stock at an exercise price of $1.30 per share, which exercise price was above the $1.1875 closing sales price of a share of Common Stock on the American Stock Exchange on October 9, 1998. Upon the exchange, the existing options were canceled and became available for future grant under the 1997 Plan. Each new option was for the same or fewer number of shares and/or had a longer vesting schedule than did the option for which it was exchanged. The new options are exercisable through their expiration dates in 2007 and 2008, which expiration dates correspond to the expiration dates of the options for which they were exchanged. At October 10, 1998, options to purchase 70,500 shares of Common Stock previously granted under the 1997 Plan had been cancelled in accordance with the terms of the respective option agreements.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


      Effective October 10, 1998, the Company granted options to purchase 392,000 shares of Common Stock at an exercise price of $1.30 per share, which exercise price was above the $1.1875 closing sales price of a share of Common Stock on the American Stock Exchange on October 9, 1998. The options have vesting schedules from immediate to four years and are exercisable through their expiration in 2008.

      The following table summarizes the activity in the 1997 Plan:

                                                                   WEIGHTED
                                                  NUMBER OF        AVERAGE
                                                   SHARES       EXERCISE PRICE
                                                ------------    --------------

    Options outstanding - January 1, 1997       $         --    $           --
     Granted...........................              195,000              3.20
     Exercised.........................                   --                --
                                                ------------    --------------
    Options outstanding - December 31, 1997          195,000              3.20
     Granted...........................               65,000              3.20
     Exercised.........................                   --                --
     Canceled..........................             (260,000)             3.20
     Granted...........................              562,000              1.30
                                                ------------    --------------
    Options outstanding - December 31, 1998          562,000    $         1.30
                                                ============    ==============

      STOCK BASED COMPENSATION

      All stock options issued to employees have an exercise price not less than the fair market value of the Company's Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. If compensation cost for stock-based compensation had been determined based on the fair market value of the stock options on their dates of grand in accordance with SFAS 123, the Company's net income and income per share for the years ended December 31, 1998 and 1997 would have been decreased to the pro forma amounts presented below:

                                                    1998            1997
                                                -----------     -----------
    Net Income:
     As reported ...........................    $   526,887     $   227,099
     Pro forma .............................    $    79,122     $   227,099

    Basic and diluted income per common share:
     As reported ...........................    $      0.11     $      0.10
     Pro forma .............................    $      0.02     $      0.10


      The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during 1997 and 1998; expected life of option of 1.5 years, expected volatility of 80%, risk free interest rate of 6% and a 0% dividend yield. The weighted average fair value at the grant date for such options is $1.30 per option.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


      Additional information relating to stock options and warrants outstanding and exercisable at December 31, 1998, summarized by exercise price are as follows:

                                    OUTSTANDING                EXERCISABLE
                                 WEIGHTED AVERAGE           WEIGHTED AVERAGE
                           ------------------------------  --------------------
      EXERCISE PRICE PER                  LIFE    EXERCISE           EXERCISE
            SHARE            SHARES      (YEARS)   PRICE    SHARES    PRICE
      ------------------   ----------    ------   --------  -------  ---------
            $ 0.71            39,235       1.0      $ 0.71   39,235   $ 0.71
            $ 0.76            22,841       1.0      $ 0.76   22,841   $ 0.76
            $ 1.30           562,000       1.5      $ 1.30  407,000   $ 1.30
            $ 1.50            35,555       1.0      $ 1.50   35,555   $ 1.50
            $ 4.80           110,000       3.1      $ 4.80   27,500   $ 4.80
            $ 6.00            80,000       3.1      $ 6.00   20,000   $ 6.00

                           ----------                      --------
                             849,631                        552,131
                           ==========                      ========

      In 1994, as compensation for employment services, a key employee received warrants to purchase 14 shares of Tag-It Common Stock which, upon the Consolidation, became exercisable for 39,235 shares of Common Stock of the Company at an exercise price of $0.71 per share.


13.   INCOME TAXES

      The components of the provision (benefit) for income taxes are as follows:


                                FISCAL YEAR     FOUR MONTHS      FISCAL YEAR
                                  ENDED            ENDED            ENDED
                               DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                  1998             1997             1997
                               -----------      -----------      -----------
    Current:
         Federal ..........    $    44,426      $     3,996      $    77,177
         State ............          2,400            3,586           61,166
                               -----------      -----------      -----------
                                    46,826            7,582          138,343
    Deferred:
         Federal ..........        (44,464)          40,915           52,749
         State ............         (4,049)           8,791           15,908
                               -----------      -----------      -----------
                                   (48,513)          49,706           68,657
                               -----------      -----------      -----------
                               $    (1,687)     $    57,288      $   207,000
                               ===========      ===========      ===========

      A reconciliation of the statutory Federal income tax rate with the Company's effective income tax rate is as follows:

                                                  FISCAL YEAR  FOUR MONTHS  FISCAL YEAR
                                                    ENDED        ENDED         ENDED
                                                  DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                                    1998            1997       1997
                                                  ----------   -----------  -----------
  Current:
       Federal statutory rate ................    $ 178,570    $  44,918    $ 147,595
       Income earned from foreign subsidiaries      (63,424)          --           --
       State taxes net of  Federal benefit ...       37,760        4,157       45,078
       Utilization of NOL benefit ............     (175,702)          --           --
       Other .................................       21,109        8,213       14,327
                                                  ---------    ---------   ----------
                                                  $  (1,687)   $  57,288    $ 207,000
                                                  =========    =========   ==========

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


      The primary components of temporary differences which give rise to the Company's deferred assets and deferred tax liabilities are as follows:

                                                          FISCAL YEAR ENDED
                                                             DECEMBER 31,
                                                        ----------------------
                                                           1998         1997
                                                        ---------    ---------
Net Deferred Tax Liability:
     Net operating loss carryforwards ...............   $ 627,118    $ 696,000

     Deferred tax liabilities (dies, film, & art
       library tax over book) .......................    (181,164)    (158,991)
     Depreciation ...................................     (68,213)       1,290
     Other ..........................................          --      (23,998)
     Valuation allowance ............................    (536,000)    (696,000)
                                                        ---------    ---------
                                                        $(158,259)   $(181,699)
                                                        =========    =========


      At December 31, 1998, the Company had net operating loss carryforwards ("NOL's") of approximately $210,000 for Federal and $130,000 for State which are not limited by IRC section 382 changes in ownership. The NOL's expire in 2018 for Federal and 2003 for State.

      At December 31, 1998, the Company's subsidiary, AGS Stationery, Inc. had Federal and state NOL carryforwards of approximately $1,200,000 and $1,300,000 respectively. The Federal NOL is available to offset future taxable income through 2011, and the state NOL expires in 2001. The Company's ability to utilize the NOL carryforwards are dependent upon the Company's ability to generate taxable income in future periods and may be limited due to restrictions imposed under Federal and state laws upon a change in ownership. The NOL's stated above are subject to separate year loss limitations.


14.   COMMITMENTS AND CONTINGENCIES

      LEASES

      The Company is a party to a number of non-cancelable operating lease agreements involving buildings and equipment which expire at various dates. The future minimum lease commitments as of December 31, 1998 are as follows:

                                                   FISCAL YEARS
                                                      ENDING
                                                   DECEMBER 31,
                                                   -----------

                     1999 ..................        $  329,247
                     2000 ..................           216,752
                     2001 ..................           151,131
                     2002 ..................            88,931
                     2003+ .................            68,160
                                                   -----------
                        Total minimum payments      $  854,221
                                                   ===========


      Total rental expense for the years ended December 31, 1998 and 1997 aggregated $400,684 and $250,099, respectively. Total rental expense for the four months ended December 31, 1997 aggregated $83,366.

      ROYALTIES

      The Company, through its AGS Stationery, manufactures Guess? stationery products pursuant to an exclusive license with Guess? entered into as of March 1, 1996. Net sales of Guess? stationery products accounted for 7.5% and 3.9% of the Company's consolidated net sales for the twelve months ended December 31, 1998 and 1997, respectively. The Company is required to pay royalties of 7% on licensed stationery product sales. A royalty expense of $5,367 and $80,796 is

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


included in the statement of income for the years ended December 31, 1998 and 1997, respectively. A royalty credit of $38,433 is included in the statement of income for the four months ended December 31, 1997. Effective August 7, 1998 the Company and Guess? mutually agreed to terminate the license. However, the Company is allowed to sell-off any remaining inventory through December 1998, which the Company has completed. The termination results in no payoff or penalties to either party. The Company does not expect termination of the license to have a material adverse effect on the Company's business, operating results or financial condition.

      CONTINGENCIES

      The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


15.   GEOGRAPHIC INFORMATION

      The Company develops, manufactures and distributes complete brand-identity programs to manufacturers of fashion driven apparel and licensed consumer products and to specialty retailers and mass merchandisers. There is not enough difference between the types of products manufactured and distributed by the Company to account for these products separately or to justify segmented reporting by product type.

      The Company distributes its products internationally and has reporting requirements based on geographic areas as follows:

                                               FISCAL YEAR ENDED
                                                  DECEMBER 31,
                                          -------------------------
                                              1998         1997
                                          -----------   -----------
Sales:
     United States .. ...............     $16,063,627   $17,111,048
     Asia ........... ...............       2,175,279     1,945,000
     Mexico and other ...............         569,161            --
                                          -----------   -----------
                                          $18,808,067   $19,056,048
                                          ===========   ===========
Assets:
     United States .. ...............     $11,155,502   $ 6,976,119
     Asia ........... ...............         627,685       194,945
     Mexico and other ...............       2,860,653            --
                                          -----------   -----------
                                          $14,643,840   $ 7,171,064
                                          ===========   ===========


17.   MAJOR CUSTOMERS

      Two major customers accounted for approximately 8.5% and 9.5% of the Company's net sales on a consolidated basis for the year ended December 31, 1998 and approximately 16.3% and 12.5% of the net sales on a consolidated basis for the year ended December 31, 1997.


18.   RELATED PARTY TRANSACTIONS

      The President and Director of the Company is the general partner of D.P.S. Associates, a general partnership, which is the lessor of the Company's executive offices in Los Angeles, California, pursuant to a lease agreement with the Company. The lease provides for base rent of $9,072 per month and expires in April 2000.

      In August 1996, NPM Investments, Inc., made a loan of $875,000 to Tag-It, Inc.,without interest, pursuant to a convertible secured promissory note (the "convertible note") which was secured by all of the assets of Tag-It, Inc. The

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


Chairman of the Board of the Company holds a significant equity interest in NPM Investments, Inc. In October 1997, the convertible note was converted into fully paid and non-assessable shares of Common Stock of Tag-It, Inc., Tag-It Printing & Packaging Ltd., and A.G.S. Stationery, Inc., at a conversion price equal to the fair market value of shares of Common Stock of the the entities on the date the note was issued, which shares were exchanged for 384,402 shares of Common Stock of the Company upon the Conversion.

      In October 1998, a portion of notes payable to NPM Investments, Inc., which the Chairman of the Board of the Company holds a significant interest, totaling $400,000 was converted into 266,666 shares of Common Stock of the Company. The conversion price of $1.50 per share was based on the fair market price of a share of Common Stock at the date of conversion.

      A Director of the Company controls a financial advisory firm, Averil Associates, Inc. ("Averil Associates"), which has performed various services for the Company including investigation of strategic financing and other corporate growth initiatives. As consideration of such services, AGS Stationery paid Averil Associates the aggregate amount of $26,123, plus out of pocket expenses. As additional compensation for such services, in 1997, AGS Stationery granted to Chloe Holdings, Inc., an affiliate of Averil Associates, warrants to purchase up to 135 shares of Common Stock of AGS Stationery. Effective upon the Conversion, the Chloe Warrants became exercisable for 22,841 shares of the Common Stock of the Company at $0.76 per share and the Company also paid Averil Associates an additional $175,000 upon consummation of the Company's initial public offering for services rendered in connection therewith.

      In October 1998, the Company sold 2,390,000 shares of Common Stock at a purchase price per share of $1.125 to KG Investment, LLC. The Company intends to use the $2,688,750 raised in the private placement to fund a portion of its business growth plans and operations. KG Investment is owned by Gerard Guez and Todd Kay, executive officers and significant shareholders of Tarrant Apparel Group. KG Investment has agreed that it will not seek to disposed of its shares prior to October 16, 2000, except to certain affiliated parties, without our prior written consent. KG Investment has also agreed to certain additional restrictions on the transfer and voting of the shares it purchased and has been granted piggyback registration rights.

      Commencing in December 1998, the Company began to provide trim products to Tarrant Apparel Group for its operations in Tehuacan, Mexico. In connection therewith, the Company purchased $2.25 million of Tarrant Apparel Group's existing inventory starting in December 1998 for resale to Tarrant Apparel Group. As of December 31, 1998, the outstanding balance due from related party was $580,000 and included in accounts payable related party was in excess of $2 million due to Tarrant Apparel Group for inventory purchased pursuant to the agreement.

      In June 1997, AGS Stationery entered into a Collection Date Factoring Agreement (the "Safcor Agreement") with Safcor, Inc. ("Safcor"). An officer and director of Safcor is a stockholder of the Company. Pursuant to the Safcor Agreement, AGS Stationery has agreed to sell to Safcor all accounts receivable related to the sale of goods or the rendering of services by AGS Stationery for a purchase price equal to the gross amount of each account, less all discounts and credits and a factoring commission of 1.5% of the net amount of the account. In addition, Safcor has the right, at its sole discretion to provide customers of AGS Stationery with the credit lines for the purchase of AGS Stationery's products. As of December 31, 1997 the amount due Safcor was $261,799. The Safcor Agreement was terminated in 1998 and as of December 31, 1998, no amounts were due to Safcor.

      In October 1998, the Company adopted a stockholder's rights plan. Under the rights plan the Company distributed one preferred share purchase right for each outstanding share of Common Stock outstanding on November 6, 1998. Upon the occurrence of certain triggering events related to an unsolicited takeover attempt of the Company, each purchase right not owned by the party or parties making the unsolicited takeover attempt will entitle its holder to purchase shares of the Company's Series A Preferred Stock at a value below the then market value of the Series A Preferred Stock. The rights of holders of the Common Stock will be subject to, and my be adversely affected by, the rights of holders of the share purchase rights, the Series A Preferred Stock and any other preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the Company's outstanding voting stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              None.

                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      Information required by this Item 9 will appear in the proxy statement for the 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION.

      Information regarding executive compensation will appear in the proxy statement for the 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information regarding security ownership of certain beneficial owners and management will appear in the proxy statement for the 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information regarding certain relationships and related transactions will appear in the proxy statement for the 1999 Annual Meeting of Stockholders, and is incorporated by this reference.


ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K.

      (a)   Exhibits:

            See attached Exhibit List.

      (b)   Reports on Form 8-K.

      Report on Form 8-K, filed as of October 29, 1998, reporting under Item 5 thereof Registrant's press releases dated October 19, 1998 and October 27, 1998.

      Report on Form 8-K, filed as of November 4, 1998, reporting under Items 5 and 7 thereof the adoption of Registrant's Rights Plan.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TAG-IT PACIFIC, INC.

                                      /S/ FRANCIS SHINSATO
                                      ----------------------------------------
                                      By:  Francis Shinsato
                                      Its: Chief Financial Officer (Principal
                                           Financial and Accounting Officer)

                                POWER OF ATTORNEY

      Each person whose signature appears below constitutes and appoints Colin Dyne and Francis Shinsato, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                          DATE
---------                          -----                          -----
   /S/ MARK DYNE                   Chairman of the Board of       March 29, 1999
------------------------------     Directors
Mark Dyne

   /S/ COLIN DYNE                  Chief Executive Officer and    March 29, 1999
------------------------------     Director
Colin Dyne

   /S/ HAROLD DYNE                 President and Director         March 29, 1999
------------------------------
Harold Dyne

   /S/ FRANCIS SHINSATO            Chief Financial Officer        March 29, 1999
------------------------------     (Principal Financial
Francis Shinsato                   and Accounting Officer)

   /S/ DIANA MARANON               Director                       March 29, 1999
------------------------------
Diana Maranon

   /S/ BRENT COHEN                 Director                       March 29, 1999
------------------------------
Brent Cohen

   /S/MICHAEL KATZ                 Director                       March 29, 1999
------------------------------
Michael Katz

   /S/ PAUL MARKILES               Director                       March 29, 1999
------------------------------
Paul Markiles

                                   EXHIBIT INDEX

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
-------        -------------------

2.1 Exchange Agreement, dated October 17, 1997. Incorporated by reference to Exhibit 2.1to Form SB-2 filed on October 21, 1997, and the amendments thereto.

3.1 Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1to Form SB-2 filed on October 21, 1997, and the amendments thereto.

3.2 Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

3.3 Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. Incorporated by reference to Exhibit A to the Rights Agreement filed as Exhibit 4.1 to Current Report on Form 8-K filed as of November 4, 1998.

4.1            Specimen Stock Certificate of Common Stock of Registrant.
               Incorporated by reference to Exhibit 4.1to Form SB-2 filed on October 21, 1997, and the amendments thereto.

4.2 Rights Agreement, dated as of November 4, 1998, between Registrant and American Stock Transfer and Trust Company as Rights Agent. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed as of November 4, 1998.

4.3 Form of Rights Certificate. Incorporated by reference to Exhibit B to the Rights Agreement filed as Exhibit 4.1 to Current Report on Form 8-K filed as of November 4, 1998.

10.1           Form of Indemnification Agreement. Incorporated by reference to
               Exhibit 10.1to Form SB-2 filed on October 21, 1997, and the amendments thereto

10.2           Intentionally Omitted.

10.3 Collection Date Factoring Agreement, dated June 13, 1997, between A.G.S. Stationary, Inc. and Safcor, Inc. Incorporated by reference to Exhibit 10.3 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.4 Lease Agreement, dated May 1, 1994, between D.P.S. Associates and Pacific Trim & Belt, Inc. Incorporated by reference to Exhibit
               10.4 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.5 Lease Agreement, dated September 6, 1996, between S & S Partnership and Tag-It, Inc. Incorporated by reference to Exhibit
               10.5 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.6 Lease Agreement, dated June 8, 1996, between Lea Tai Property Development Limited and Tag-It Printing & Packaging Ltd. Incorporated by reference to Exhibit 10.6 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.7           Lease Agreement, dated March 17, 1997, between Palobueno N.V.
               Ltd. and Pacific Trim & Belt, Inc. Incorporated by reference to
               Exhibit 10.7 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.8 Collection Date Factoring Agreement, dated June 24, 1991, between Tag-It, Inc. and Heller Financial, Inc. Incorporated by reference to Exhibit 10.8 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.9 Promissory Note, dated June 6, 1997, between Tag-It, Inc. and Mercantile National Bank; Commercial Guaranty, dated June 6, 1997, provided by Harold Dyne for the benefit of Mercantile National Bank; and Commercial Guaranty, dated June 6, 1997, provided by Colin Dyne for the benefit of Mercantile National Bank. Incorporated by reference to Exhibit 10.9 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.10 Promissory Note, dated September 13, 1996, between Harold Dyne and Mercantile National Bank; Change in Terms Agreement, dated May 16, 1997, between Harold Dyne and Mercantile National Bank; and Commercial Guaranty, dated May 16, 1997, provided by Tag-It, Inc. for the benefit of Mercantile National Bank. Incorporated by reference to Exhibit 10.10 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.11 Domestic Collection Date Factoring Agreement, dated August 6, 1996, between A.G.S. Stationary, Inc. and Heller Financial, Inc. Incorporated by reference to Exhibit 10.11 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
-------        -------------------

10.12          Tax Indemnification Agreement between Pacific Trim & Belt, Inc.
               and Harold Dyne, Jonathan Burstein, Raymond Spiro and Stan Magnus. Incorporated by reference to Exhibit 10.12 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.13 Equipment Lease Guaranty, Lease No. CPL7B17, provided by Colin Dyne for the benefit of Quail American Corp. Incorporated by reference to Exhibit 10.13 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.14 Equipment Lease Guaranty, Lease No. 09532-0196, provided by Harold Dyne for the benefit of Saddleback Financial Corporation. Incorporated by reference to Exhibit 10.14 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.15 Equipment Lease Guaranty, Lease No. ADV5I02, provided by Harold Dyne for the benefit of Quail American Corp. Incorporated by reference to Exhibit 10.15 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.16 Equipment Lease Guaranty, Lease No. N6F08B, provided by Harold Dyne and Colin Dyne for the benefit of Quail American Corp. Incorporated by reference to Exhibit 10.16 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.17 Equipment Lease Guaranty, Lease No. CPL7B17, provided by Harold Dyne for the benefit of Quail American Corp. Incorporated by reference to Exhibit 10.17 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.18 Equipment Lease Guaranty, Lease No. Q6DO1, provided by Harold Dyne for the benefit of Quail American Corp. Incorporated by reference to Exhibit 10.18 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.19 Equipment Lease Guaranty, Lease No. JLA7H07, provided by Colin Dyne for the benefit of Quail American Corp. Incorporated by reference to Exhibit 10.19 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.20 Equipment Lease Guaranty, Lease No. JLA7H07, provided by Harold Dyne for the benefit of Quail American Corp. Incorporated by reference to Exhibit 10.20 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.21 Equipment Lease Guaranty provided by Harold Dyne and Colin Dyne for the benefit of Quail American Corp. Incorporated by reference to Exhibit 10.21 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.22 Promissory Note, dated September 30, 1996, provided by Tag-It, Inc. to Harold Dyne. Incorporated by reference to Exhibit 10.21 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.23 Promissory Note, dated June 30, 1991, provided by Tag-It, Inc. to Harold Dyne. Incorporated by reference to Exhibit 10.23 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.24          Promissory Note, dated January 31, 1997, provided by Tag-It Inc.
               to Mark Dyne. Incorporated by reference to Exhibit 10.24 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.25          Promissory Note, dated February 29, 1996, provided by A.G.S.
               Stationary, Inc. to Monto Holdings Pty. Ltd. Incorporated by reference to Exhibit 10.25o Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.26 Promissory Note, dated January 19, 1995, provided by Pacific Trim & Belt, Inc. to Monto Holdings Pty. Ltd. Incorporated by reference to Exhibit 10.26 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.27 Convertible Promissory Note, dated August 23, 1996, provided by Tag-It, Inc. to NPM Investments, Inc. Incorporated by reference to Exhibit 10.27 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.28          Promissory Note, dated August 23, 1996, provided by Tag-It, Inc.
               to NPM Investments, Inc. Incorporated by reference to Exhibit
               10.28 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.29 Registrant's 1997 Stock Incentive Plan. Incorporated by reference to Exhibit 10.29 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.30 Form of Non-statutory Stock Option Agreement. Incorporated by reference to Exhibit 10.30 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
-------        -------------------

10.31 Promissory Note, dated August 31, 1997, provided by Colin Dyne to Tag-It, Inc. Incorporated by reference to Exhibit 10.31 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.32 Promissory Note, dated August 31, 1997, provided by Harold Dyne to Pacific Trim & Belt, Inc. Incorporated by reference to Exhibit
               10.32 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.33 Promissory Note, dated October 15, 1997, provided by Colin Dyne to Tag-It, Inc. Incorporated by reference to Exhibit 10.33 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.34 Promissory Note, dated October 15, 1997, provided by Harold Dyne to Pacific Trim & Belt, Inc. Incorporated by reference to Exhibit
               10.34 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.35 Formation Agreement of AGS Holdings L.L.C., dated as of October 17, 1997. Incorporated by reference to Exhibit 10.35 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.36          Promissory Note, dated October 21, 1997, provided by Tag-It, Inc.
               to NPM Investments, Inc. Incorporated by reference to Exhibit
               10.36 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.37          Guaranty of Colin Dyne and Harold Dyne in favor of Frank Peck.
               Incorporated by reference to Exhibit 10.37 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.38 Engagement Letter, dated January 1, 1996, between Averil Associates, Inc. and A.G.S. Stationary, Inc., d.b.a. Guess Stationary, and Indemnification Agreement, dated January 1, 1996, between Averil Associates, Inc., and A.G.S. Stationary, Inc., d.b.a. Guess Stationary. Incorporated by reference to Exhibit
               10.38 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.39 Warrant Agreement, dated June 1, 1994, between Jonathan Markiles and Tag-It, Inc. Incorporated by reference to Exhibit 10.39 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.40          Warrant Agreement, dated February 1, 1996, between A.G.S.
               Stationary, Inc. and Chloe Holdings, Inc. Incorporated by reference to Exhibit 10.40 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.41 Form of Warrant Agreement between Registrant and Troop Meisinger Steuber & Pasich, LLP. Incorporated by reference to Exhibit 10.41 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.42 Promissory Note between Pacific Western, Inc. and Tag-It, Inc. Incorporated by reference to Exhibit 10.42 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.43 Promissory Note between Pacific Western, Inc. and Pacific Trim & Belt, Inc. Incorporated by reference to Exhibit 10.43 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.44 Contract for Manufacturing Services between USA and Mexico, between Tag-It, Inc. and Tag It de Mexico, S.A. de C.V. Incorporated by reference to Exhibit 10.44 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.45          Intentionally Omitted.

10.46 Lease Agreement, dated November 15, 1997, between Mr. Abraham Beteeh Moussan and Tag It de Mexico, S.A. de CV. Incorporated by reference to Exhibit 10.46 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.47          Domestic Labor Regulations of Tagit de Mexico, SA de CV.
               Incorporated by reference to Exhibit 10.47 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.48          Promissory Note, dated October 15, 1997, provided by A.G.S.
               Stationary Inc. to Monto Holdings Pty. Ltd. Incorporated by reference to Exhibit 10.48 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.49 Promissory Noted, dated November 4, 1997, provided by Pacific Trim & Belt, Inc. to Monto Holdings Pty. Ltd. Incorporated by reference to Exhibit 10.49 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.50 Securities Purchase Agreement, dated December 31, 1997, between Registrant and Cruttenden

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
-------        -------------------

               Roth Bridge Fund, LLC. Incorporated by reference to Exhibit 10.50 to Form SB-2 filed on October 21, 1997, and the amendments thereto. Amendment to Securities Purchase Agreement, dated January 20, 1998, among Registrant, Cruttenden Roth Bridge Fund, LLC and Beta Research Corporation. Incorporated by reference to
               Exhibit 10.55 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.51 Promissory Note, dated December 31, 1997, delivered Registrant to Cruttenden Roth Bridge Fund., LLC. Incorporated by reference to
               Exhibit 10.51 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.52 Security Agreement, dated December 31, 1997, between Registrant and Cruttenden Roth Bridge Fund, LLC. Incorporated by reference to Exhibit 10.52 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.53 Form of Bridge Warrant granted by Registrant to Cruttenden Roth Bridge Fund, LLC and Beta Research Corporation. Incorporated by reference to Exhibit 10.53 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.54 Promissory Note, dated January 20, 1998, delivered by Registrant to Cruttenden Roth Bridge Fund, LLC. Incorporated by reference to
               Exhibit 10.50 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.55          Intentionally Omitted.

10.56 Promissory Note, dated January 20, 1998, delivered by the Company to Beta Research Corporation. Incorporated by reference to
               Exhibit 10.56 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.57 Line of Credit Agreement, dated April 30, 1998, among Sanwa Bank of California, Tag-It, Inc. and Pacific Trim & Belt, Inc. Incorporated by reference to Exhibit 10.53 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998.

10.58          Binding Letter of Understanding, dated October 14, 1998.
               Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed as of October 29, 1998.

10.59 Side Letter Agreement, dated October 14, 1998. Incorporated by reference to Exhibit 99.4 to Current Report Form 8-K filed as of October 29, 1998.

21.1           List of Subsidiaries of Registrant. Incorporated by reference to
               Exhibit 21.1to Form SB-2 filed on October 21, 1997, and the amendments thereto.

23.1           Consent of BDO Seidman, LLP.

24.1           Power of Attorney (included on signature page).

27.1           Financial Data Schedule.