Form 10KSB/A
period 1998-12-31
TAG IT PACIFIC INC
filed 1999-04-29
CIK 1047881

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 AMENDMENT NO. 1
                                       TO

                                   FORM 10-KSB

     [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 1-13669

                              TAG-IT PACIFIC, INC.
                 (Name of Small Business Issuer In Its Charter)

          DELAWARE                                              95-4654481
(State  or Other Jurisdiction of                             (I.R.S. Employer
  Incorporation or Organization)                            Identification  No.)



                             3820 SOUTH HILL STREET
                             LOS ANGELES, CALIFORNIA               90037
                       (Address of Principal Executive Offices)  (Zip Code)

                                 (323) 234-9606
                (Issuer's Telephone Number, Including Area Code)


         Securities registered under to Section 12(b) of the Exchange Act:

                                                           Name of Each Exchange
        Title of Each Class                                 on Which Registered
        -------------------                                ---------------------
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

                  Yes   X                 No
                      -----                  -----


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


     At March 24, 1999 the aggregate market value of the voting stock held by non-affiliates of the issuer was $14,713,509.

     At March 24, 1999 the issuer had 6,726,677 shares of Common Stock, $.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one):Yes      No  X
                                                                   ----    ----

================================================================================

GENERAL

     Tag-It Pacific, Inc. hereby amends its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, by deleting its responses for Items 9, 10, 11 and 12 contained in its Annual Report on Form 10-KSB filed March 30, 1999 and replacing such Items as set forth in this Amendment No. 1 to Form 10-KSB.


                                      PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to our directors and executive officers as of April 15, 1999.

NAME                             AGE           POSITION
----                             ---           --------
Mark Dyne (1)...............      38       Chairman of the Board
Colin Dyne (1)..............      35       Chief Executive Officer and Director
Harold Dyne (1).............      66       President and Director
Francis Shinsato............      48       Chief Financial Officer
Jonathan Markiles (2).......      34       Executive Vice President, Strategic
                                           Planning and Business Development,
                                           and Secretary
Jonathan Burstein (3).......      32       Executive Vice President, Sales and
                                           Marketing
Diana Maranon (4)...........      40       Director
Brent Cohen (4).............      40       Director
Michael Katz................      57       Director
Paul Markiles (2)...........      65       Director

----------------------
(1)  Colin Dyne and Mark Dyne are brothers, and Harold Dyne is their Father.
(2)  Jonathan Markiles is the son of Paul Markiles.
(3) Jonathan Burstein is Harold Dyne's son-in-law and Colin Dyne's and Mark Dyne's brother-in-law.
(4)  Member of the Compensation Committee and the Audit Committee.

     MARK DYNE has served as our Chairman of the Board of Directors since September 1997. Mr. Dyne currently is Chairman of the Board of Directors and Chief Executive Officer of Brilliant Digital Entertainment, Inc., a position he has held since October 1996. Mr. Dyne is a director and equity owner of Sega Ozisoft Pty. Ltd. and previously served as its Co-Chief Executive Officer. Mr. Dyne helped found Sega Ozisoft in 1982. Sega Ozisoft, now a majority owned subsidiary of Infogrames Entertainment (France), is a computer software distributor for many leading publishers including, among others, Virgin Interactive, Accolade, Access, Codemasters and Eidos. Mr. Dyne currently is a director of Monto Holdings Pty. Ltd. and a co-owner of Packard Bell NEC Australia Pty. Ltd. Monto is a private investment holding company and Packard Bell NEC Australia is one of the leading manufacturers and distributors of personal computers through the Australian mass merchant channel. From June 1995 through May 1997, Mr. Dyne served as a Co-Chief Executive Officer of Sega Enterprises (Australia) Pty. Ltd., a theme park developer. Sega Enterprises is owned jointly by Mr. Dyne, Mr. Bermeister, Sega Enterprises Japan, Mitsubishi Corp. and Mitsui Corp. Mr. Dyne also serves on the Board of Directors of Virgin Interactive Entertainment Limited, a distributor of computer software programs and video games, and has an equity interest therein. Mr. Dyne is a member of the Board of Directors of Sega Gaming Technologies, Inc., a Nevada company in the business of producing multiplayer casino equipment.

     COLIN DYNE has served as our Chief Executive Officer and as a director since October 1997. Mr. Dyne founded Tag-It, Inc., one of our subsidiaries, in 1991 with his father, Harold Dyne, and has served as its President since inception. Prior to founding Tag-It, Inc. in 1991, Mr. Dyne worked in numerous positions within the stationery products industry, including owning and operating retail stationery businesses and servicing the larger commercial products industry through contract stationery and printing operations.

     HAROLD DYNE has served as our President and as a director since October 1997. Mr. Dyne, founder of Pacific Trim & Belt, Inc., one of our subsidiaries, has served as Chief Executive Officer of Pacific Trim since it was founded in 1987. Mr. Dyne has been involved in the apparel industry since 1958, when he founded the Union

Fasteners Corporation in South Africa. In 1971, he formed a joint venture with YKK Zipper Manufacturing Company in Southern Africa.

     FRANCIS SHINSATO joined us as Chief Financial Officer in November 1997. Prior to joining Tag-It Pacific, from February 1997 through October 1997, Mr. Shinsato was an independent accounting and information systems consultant. From January 1996 until February 1997, Mr. Shinsato was the Controller of Centon Electronics, Inc., a privately held computer memory manufacturer where he was responsible for financial statement preparation and credit and collection management. From 1985 to 1995, Mr. Shinsato served as the Vice President of Finance and Controller of Newport Electronics, Inc. and oversaw all financial, accounting and management information systems. Newport Electronics, Inc. is a designer and manufacturer of test and measurement equipment and was a publicly traded company until 1992. Mr. Shinsato is a certified public accountant.

     JONATHAN MARKILES is our Executive Vice President, Strategic Planning and Business Development, and our Secretary. Mr. Markiles joined Tag-It, Inc. in May 1994 as its General Manager where he has been responsible for production, distribution and international operations. Prior to joining Tag-It, Inc., Mr. Markiles received his M.B.A. from the University of Southern California in May 1994. From 1987 until August 1992, Mr. Markiles held various operational positions with Windshields America, Inc., a national chain of autoglass stores.

     JONATHAN BURSTEIN is our Executive Vice President, Sales and Marketing. From 1987 until the present, Mr. Burstein has been employed by Pacific Trim & Belt, Inc., where he has been responsible for managing many of Pacific Trim's largest customer accounts and supervising Pacific Trim's sales force. Mr. Burstein also has been responsible for implementing systems and protocols in the purchasing department as well as developing and managing Pacific Trim's key supply lines. In August 1998, Mr. Burstein relocated to our New York office to assist us in establishing a greater presence in the eastern region of the country.

     DIANA MARANON has served as a director since 1998. Ms. Maranon is the President and Managing Director of Averil Capital Markets Group, Inc. ("Averil"), a financial advisory firm and member of the National Association of Securities Dealers, and serves as a director of Brilliant Digital Entertainment, Inc., a production and development studio involved in the production of a new generation of digital entertainment, and Virgin Interactive Entertainment Limited, a distributor of computer software programs and video games. Prior to founding Averil in 1994, Ms. Maranon was a Vice President with Wasserstein Perella & Co., Inc., an investment banking firm, with whom she started in 1988. From 1985 to 1988, Ms. Maranon practiced securities law with Skadden Arps Slate Meagher & Flom. Ms. Maranon is a member of the State Bar of California.

     BRENT COHEN has served as a director since 1998. From October 1998 to the present, Mr. Cohen has been pursuing potential business opportunities. From 1996 to October 1998, Mr. Cohen served as President of the Consumer Products and International divisions of Packard Bell NEC, Inc. From 1987 to 1996, Mr. Cohen served in various positions with Packard Bell, culminating with the position of Chief Financial Officer and Chief Operating Officer. Prior to joining Packard Bell NEC, Inc., Mr. Cohen was employed with Ernst & Young in their management consulting practice. Mr. Cohen has an MBA and is a Chartered Accountant in the Republic of South Africa.

     MICHAEL KATZ has served as a director since 1998. From 1987 to the present, Mr. Katz has served as President, Chief Operating Officer and director of Transducer Controls Corporation, a manufacturer of position and pressure transducers. During the same period. Mr. Katz has also served as President, Chief Operating Officer and director of Tedea-Huntleigh, Inc., a manufacturer of load-cells and force-transducers. Since September 1996, Mr. Katz has held the position of Chairman of the Board of Filtomat, Inc., a manufacturer of automatic industrial water filters.

     PAUL MARKILES has served as a director since 1998. Prior to his retirement in 199l, Mr. Markiles served as President and Chief Executive Officer of Windshields America, Inc., a subsidiary of South African Breweries. Mr. Markiles was responsible for the founding and expansion of Windshields America into a national chain of over 120 retail autoglass stores.

BOARD COMMITTEES

     The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee currently consists of Ms. Maranon and Mr. Cohen. The Audit Committee recommends the engagement of our independent public accountants, reviews the scope of the audit to be conducted by our independent public accountants and meets with the independent public accountants and our Chief Financial Officer to review matters relating to our financial statements, our accounting principles and our system of internal accounting controls, and the committee reports its recommendations as to the approval of our financial statements to the Board of Directors.

     The Compensation Committee currently consists of Ms. Maranon and Mr. Cohen. The Compensation Committee is responsible for considering and making recommendations to the Board of Directors regarding executive compensation and is responsible for administering our stock option and executive incentive compensation plans.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 1998, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements with the exception of Diana Maranon, Colin Dyne, Harold Dyne, Mark Dyne, Jonathan Burstein and KG Investment, LLC. Ms. Maranon did not report her purchase in January 1998 of 17,000 shares of Common Stock. Ms. Maranon reported her purchase of these shares on a Form 5 filed in February 1999. Colin Dyne, Harold Dyne and Mark Dyne each filed a Form 5 in February 1999 which overstated by 2,000 shares the number of shares underlying stock options granted to each of these executive officers in October 1998. Jonathan Burstein filed a Form 5 in February 1999 which overstated by 5,000 shares the number of shares underlying stock options granted to Mr. Burstein in October 1998. KG Investment, LLC did not report on a Form 3 its acquisition in October 1998 of 2,390,000 shares of our Common Stock, which represents more than ten percent of our Common Stock.

ITEM 10. EXECUTIVE COMPENSATION.


 SUMMARY COMPENSATION TABLE

     The following table sets forth, as to our Chief Executive Officer and as to each of the other four most highly compensated officers whose compensation exceeded $100,000 during the last fiscal year (the "Named Executive Officers"), information concerning all compensation paid for services to us in all capacities during the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                          LONG TERM
                                                 ANNUAL COMPENSATION     COMPENSATION
                                               ------------------------  -------------
                                                                          NUMBER OF
                                                             OTHER       SECURITIES
   NAME AND PRINCIPAL        FISCAL YEAR                     ANNUAL      UNDERLYING
         POSITION             ENDED(1)           SALARY  COMPENSATION(2) OPTIONS(3)
   ------------------       -----------------  --------- --------------  ----------
Colin Dyne................  December 31, 1998  $ 229,251  $    23,040       98,000
  Chief Executive Officer   December 31, 1997  $ 229,251  $    22,773         --
                             August 31, 1997   $ 227,340  $    22,773         --

Harold Dyne...............  December 31, 1998  $ 214,234  $    30,156       98,000
  President                 December 31, 1997  $ 214,814  $    24,832         --
                             August 31, 1997   $ 214,334  $    24,832         --

Jonathan Burstein.........  December 31, 1998  $ 167,979  $    26,347       30,000(4)
  Executive Vice President, December 31, 1997  $ 152,981  $    12,393        8,000(5)
  Sales and Marketing        August 31, 1997   $ 152,981  $    12,393         --

Jonathan Markiles.........  December 31, 1998  $ 111,497        --          20,000(6)
  Executive Vice President, December 31, 1997  $  82,897        --           8,000(5)
  Strategic Planning and     August 31, 1997   $  82,897        --            --
  Business Development,
  and Secretary

Francis Shinsato..........  December 31, 1998  $ 98,760   $     2,096       30,000(7)
  Chief Financial Officer   December 31, 1997  $ 11,874         --          20,000(5)
                             August 31, 1997      --            --            --

----------------------
(1) We changed our fiscal year end from August 31 to December 31, effective December 31, 1998.
(2) Consists of car and expense allowances and medical and disability insurance.
(3) In October 1998, all of our then outstanding stock options were repriced under an option repricing program. For a description of the terms of the option repricing program, see "Report of the Compensation Committee on Repricing of Stock Options" below.
(4) Consists of options to purchase 22,000 shares of Common Stock granted on October 1998, and options to purchase 8,000 shares of Common Stock granted in October 1997 which were repriced in October 1998 under our option repricing program.
(5) These options were cancelled in October 1998 in connection with the grant of a repriced option under our option repricing program.
(6) Consists of options to purchase 12,000 shares of Common Stock granted on October 1998, and options to purchase 8,000 shares of Common Stock granted in October 1997 which were repriced in October 1998 under our option repricing program.
(7) Consists of options to purchase 10,000 shares of Common Stock granted on October 1998, and options to purchase 20,000 shares of Common Stock granted in October 1997 which were repriced in October 1998 under our option repricing program.

OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth certain information regarding the grant of stock options made during the fiscal year ended December 31, 1998 to the Named Executive Officers.

                         OPTION GRANTS IN LAST FISCAL YEAR

                                               PERCENT
                                              OF TOTAL
                                               OPTIONS
                                  NUMBER OF   GRANTED TO
                                  SECURITIES  EMPLOYEES
                                  UNDERLYING     IN       EXERCISE
                                   OPTION      FISCAL     OR BASE     EXPIRATION
      NAME                        GRANTED      YEAR(1)    PRICE(2)       DATE
      ----                        ---------   ---------   --------    ----------
Colin Dyne...................     98,000(3)    31.2%      $ 1.30      10/10/08

Harold Dyne..................     98,000(3)    31.2%      $ 1.30      10/10/08

Jonathan Burstein............      8,000(4)     --        $ 1.30      10/3/07
                                  22,000(3)     7.0%      $ 1.30      10/10/08

Jonathan Markiles............      8,000(4)     --        $ 1.30      10/3/07
                                  12,000(3)     3.8%      $ 1.30      10/10/08

Francis Shinsato.............     20,000(5)     --        $ 1.30      10/3/07
                                  10,000(3)     3.2%      $ 1.30      10/10/08

------------------------
(1) Options covering an aggregate of 301,000 shares of Common Stock were granted to employees during the fiscal year ended December 31, 1998. In October 1998, options covering an aggregate of 170,000 shares of Common Stock that were granted to eligible persons before October 1998 were repriced under our option repricing program. The percentages are based only on options to purchase 301,000 shares initially granted to employees in fiscal 1998, and do not account for replacement options granted in fiscal 1998 in connection with our option repricing program.
(2) The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares, subject to certain conditions.
(3)  This option vested immediately on the date of grant.
(4) This option consists of a repriced option granted in October 1998 under our option repricing program to replace an existing option to purchase the same number of shares of Common Stock at a higher exercise price granted in October 1997. This option vests and becomes exercisable as follows: 25% vested on April 15, 1999, 25% vests on January 1, 2000, and 25% vests on each of October 3, 2001 and 2002.
(5) This option consists of a repriced option granted in October 1998 under our option repricing program to replace an existing option to purchase the same number of shares of Common Stock at a higher exercise price granted in October 1997. This option vested and became exercisable on April 15, 1999.

STOCK OPTIONS HELD AT FISCAL YEAR END

     The following table sets forth, for those Named Executive Officers who held stock options at fiscal year end, certain information regarding the number of shares of Common Stock underlying stock options held at fiscal year end and the value of options held at fiscal year end based upon the last reported sales price of the Common Stock on the American Stock Exchange on December 31, 1998 ($4.375 per share). No stock options were exercised by any Named Executive Officer during fiscal 1998.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES
                               NUMBER OF SECURITIES
                                    UNDERLYING             VALUE OF UNEXERCISED
                                    UNEXERCISED            IN-THE-MONEY OPTIONS
                                    OPTIONS AT                      AT
                                DECEMBER 31, 1998          DECEMBER 31, 1998 (1)
                             --------------------------  --------------------------
NAME                         EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----                         -----------  -------------  -----------  -------------
Colin Dyne.................     98,000       -0-         $301,350      $     0
Harold Dyne................     98,000       -0-         $301,350      $25,000
Jonathan Burstein..........     22,000      8,000        $ 67,650      $24,600
Jonathan Markiles..........     12,000      8,000        $ 36,900      $24,600
Francis Shinsato...........     10,000     20,000        $ 30,750      $61,500

------------
(1) Based on a closing price of $4.375 per share of Common Stock on December 31, 1998, all options were in-the-money at fiscal year end.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

     None of the Named Executive Officers have employment agreements with Tag-It Pacific and their employment may be terminated at any time.

STOCK OPTION PLAN

     We adopted the Tag-It Pacific, Inc. 1997 Stock Plan (the "1997 Plan") in October 1997. The purpose of the 1997 Plan is to attract, retain and motivate certain of our key employees and employees of our subsidiaries by giving them incentives which are linked directly to increases in the value of our Common Stock. Each director, officer, employee or consultant of Tag-It Pacific or any of our subsidiaries is eligible to be considered for the grant of awards under the 1997 Plan. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the 1997 Plan is 562,500, subject to certain adjustments to prevent dilution. Any shares of Common Stock subject to an award which for any reason expires or terminates unexercised are again available for issuance under the 1997 Plan. The Board of Directors has approved an amendment to the 1997 Plan to increase the maximum number of shares of Common Stock that may be issued pursuant to awards granted under the plan to 1,177,500 shares, which amendment is subject to our stockholders' approval and is being submitted to our stockholders for approval at our 1999 Annual Meeting.

     The 1997 Plan authorizes its administrator to enter into any type of arrangement with an eligible participant that, by its terms, involves or might involve the issuance of (1) shares of Common Stock, (2) an option, warrant, convertible security, stock appreciation right or similar right with an exercise or conversion privilege at a price related to the Common Stock, or (3) any other security or benefit with a value derived from the value of the Common Stock. Any stock option granted may be an incentive stock option within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or a nonqualified stock option. The 1997 Plan currently is administered by the Compensation Committee of the Board of Directors. Subject to the provisions of the 1997 Plan, the Compensation Committee will have full and final authority to select the executives and other employees to whom awards will be granted thereunder, to grant the awards and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto. No participant may receive awards representing more than 25% of the aggregate number of shares of Common Stock that may be issued pursuant to all awards under the 1997 Plan.

     As of December 31, 1998, 500 shares of Common Stock remained available for grant of awards to eligible participants under the 1997 Plan.

REPORT OF THE COMPENSATION COMMITTEE ON REPRICING OF STOCK OPTIONS

     During October 1998, the Compensation Committee of the Board of Directors approved a stock option repricing program. Under the program, each holder of stock options granted under the Tag-It Pacific 1997 Stock Plan before October 10, 1998, including directors and Named Executive Officers, was entitled to exchange their existing stock option for a repriced stock option to purchase the same number of shares at an exercise price of $1.30 per share. The new exercise price was lower than the exercise price under all of the existing stock options and was higher than the then sales price of $1.1875 per share of Common Stock. As a condition to receiving this more favorable exercise price, each option holder who elected to participate in the program was required to agree to a less favorable vesting schedule. With the exception of options held by the Chief Financial Officer and one other employee, under the repriced options, any shares of Common Stock which had already vested under the existing stock option could not be exercised until April 15, 1999, and any shares under the existing stock option which were scheduled to vest on October 3, 1999 do not vest under the repriced option until January 1, 2000. Under the repriced options granted to the Chief Financial Officer and one other employee, any shares of Common Stock which had already vested under the existing stock option could not be exercised until April 15, 1999, at which time the repriced option vested in full. Other than the lower exercise price and the changes to the vesting schedule, each new stock option issued under the repricing program has terms substantially equivalent to the terms of the surrendered option, including the same number of shares and expiration date. Options to purchase a total of 170,000 shares of Common Stock were eligible to participate in the program, all of which were exchanged by the holders thereof for repriced stock options.

     The Compensation Committee approved the stock option repricing program as a result of the significant reduction in the price of our Common Stock. The Committee determined that our existing stock options no longer provided meaningful incentive to the option holders to remain in our employ and to maximize shareholder value. The existing stock options had an exercise price of $3.20 per share, which exercise price exceeded the trading price of our Common Stock for a substantial majority of the time from the effective date of our initial public offering in January 1998 until the date the option repricing program was approved. The Committee determined that the exchange of new stock options with a lower exercise price for our existing stock options would once again provide incentive to our officers, directors and employees to continue to provide services to us and to maximize shareholder value.

                                       COMPENSATION COMMITTEE

                                             Diana Maranon
                                             Brent Cohen


COMPENSATION OF DIRECTORS

     Our nonemployee directors currently are paid $1,500 for their personal attendance at any meeting of the Board of Directors and $500 for attendance at any telephonic meeting of the Board of Directors or at any meeting of a committee of the Board of Directors. Ms. Maranon and Messrs. Mark Dyne, Cohen, Katz and Markiles, all nonemployee directors, also received options to purchase 25,000, 78,000, 20,000, 15,000 and 15,000 shares of Common Stock, respectively, in fiscal 1998. Directors also are reimbursed for their reasonable travel expenses incurred in attending Board or committee meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


PRINCIPAL STOCKHOLDERS

     The following table sets forth as of April 15, 1999 certain information relating to the ownership of the Common Stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of Tag-It Pacific, Inc., 3820 South Hill Street, Los Angeles, California 90037, unless otherwise set forth below such person's name.

                                                 NUMBER OF
                                                 SHARES OF
                                                COMMON STOCK
                                                BENEFICIALLY
NAME AND ADDRESS                                  OWNED(1)     PERCENT(1)
----------------                                ------------   ----------
KG Investment, LLC...........................    2,390,000      35.5 %
  3151 East Washington Blvd.
  Los Angeles, CA  90023
Harold Dyne (2)..............................      757,507      11.1
Colin Dyne (3)...............................      682,541      10.0
Mark Dyne (4)................................      539,401       7.9
Alan Saloner (5).............................      426,834       6.3
Jonathan Burstein (6)........................      119,788       1.8
Jonathan Markiles (7)........................       67,248       1.0
Diana Maranon (8)............................       64,841       1.0
Francis Shinsato (11)........................       30,000         *
Brent Cohen (9)..............................       20,000         *
Michael Katz (10)............................       15,000         *
Paul Markiles (10)...........................       15,000         *
Directors and executive officers
  as a group (10 persons) (12)...............    2,311,326      32.1 %

------------------------------
*   Less than one percent.
(1) Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at April 15, 1999.
(2) Consists of (i) 659,507 shares of Common Stock held by H&A Dyne Holdings, LP, and (ii) 98,000 shares of Common Stock reserved for issuance upon exercise of stock options which currently are exercisable. Harold Dyne is the President and principal stockholder of Dyne Equities Corp., which is the general partner of H&A Dyne Holdings, LP.
(3) Includes 98,000 shares of Common Stock reserved for issuance upon exercise of stock options which currently are exercisable.
(4) Includes 78,000 shares of Common Stock reserved for issuance upon exercise of stock options which currently are exercisable.
(5) Consists of (i) 160,168 shares of Common Stock held by Saloner Family Investments Limited Partnership, and, (ii) 266,666 shares of Common Stock held by Heathmount International Limited. We believe that Alan Saloner is a principal executive officer and shareholder of Safcor, Inc., which is the general partner of Saloner Family Investments Limited Partnership, and that Mr. Saloner is a principal executive officer and shareholder of Heathmount International Limited.
(6) Includes 24,000 shares of Common Stock reserved for issuance upon exercise of stock options which currently are exercisable.
(7) Includes (i) 14,000 shares of Common Stock reserved for issuance upon exercise of stock options which currently are exercisable, and (ii) 39,235 shares of Common Stock reserved for issuance upon exercise of warrants which currently are exercisable.

(8) Includes (i) 25,000 shares of Common Stock reserved for issuance upon exercise of stock options which currently are exercisable, and (ii) 22,841 shares of Common Stock reserved for issuance upon exercise of warrants which currently are exercisable.
(9) Consists of 20,000 shares of Common Stock reserved for issuance upon exercise of stock options which currently are exercisable.
(10) Consists of 15,000 shares of Common Stock reserved for issuance upon exercise of stock options which currently are exercisable.
(11) Consists of 30,000 shares of Common Stock reserved for issuance upon exercise of stock options which currently are exercisable.
(12) Includes (i) 417,000 shares of Common Stock reserved for issuance upon exercise of stock options which currently are exercisable, and (ii) 62,076 shares of Common Stock underlying warrants which currently are exercisable.



ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     D.P.S. Associates, a general partnership in which Harold Dyne is a general partner, is the lessor of our executive offices located at 3820 South Hill Street in Los Angeles, California pursuant to a Lease Agreement with Pacific Trim & Belt, Inc., one of our subsidiaries. Harold Dyne is our President and a director and the Chief Executive Officer of Pacific Trim. The lease with D.P.S. Associates provides for a base rent of $9,072 per month and expires on April 30, 2000.

     Certain affiliated parties have made loans to our subsidiaries to be used for general working capital purposes, all of which are evidenced by promissory notes executed by the respective subsidiary and are due and payable on the fifteenth day following the date written demand for payment is made by the holder thereof. The loans include (i) a loan by Harold Dyne in June 1991 of $10,000 to Tag-It, Inc. at an interest rate of 10.0% per annum, (ii) a loan by Mark Dyne in January 1997 of $15,000 to Tag-It, Inc. at an interest rate of 7.5% per annum, (iii) a loan by Monto Holdings Pty. Ltd. in February 1996 of $300,000 to AGS Stationery, Inc. at an interest rate of 7.5% per annum, which loan was repaid in January 1998, (iv) a loan by Monto Holdings in January 1995 of $124,626 to Pacific Trim at an interest rate of 10.0% per annum, (v) a loan by NPM Investments, Inc. in August 1996 of $715,000 to Tag-It, Inc. at an interest rate of 7.5% per annum, which loan is secured by all of the assets of Tag-It, Inc., (vi) a loan by Pacific Western, Inc. in May 1996 of $16,000 to Tag-It, Inc. at an interest rate of 7.5% per annum, $13,500 of which was repaid as of December 31, 1998, and (vii) a loan by Pacific Western, Inc. in June 1996 of $6,000 to Pacific Trim at an interest rate of 7.5% per annum, which loan was repaid in fiscal 1997. Mark Dyne, our Chairman of the Board, holds a significant equity interest in Monto Holdings, NPM Investments, Inc. and Pacific Western, Inc. Alan Saloner, one of our significant stockholders, holds a significant equity interest in NPM Investments, Inc.

     In August 1996, NPM Investments, Inc. made an additional loan of $875,000 to Tag-It, Inc., without interest, pursuant to a convertible secured promissory note which was secured by all of the assets of Tag-It, Inc. Mark Dyne and Alan Saloner hold significant equity interests in NPM Investments, Inc. The proceeds of the loan were used for working capital purposes. In October 1997, the note was converted by NPM Investments, Inc. into shares of common stock of Tag-It, Inc., Tag-It Printing & Packaging Ltd. and AGS Stationery, which shares were exchanged for an aggregate of 384,402 shares of our Common Stock in January 1998.

     In September and October 1997, NPM Investments, Inc. made an additional loan of $126,972 to Tag-It, Inc. to fund expenses incurred in connection with our initial public offering. The loan, which was repaid in July 1998, had an interest rate of 7.5% per annum and was due and payable on the fifteenth day following the date of delivery by NPM Investments, Inc. of written demand therefor.

     Effective October 15, 1998, $400,000 of indebtedness owed by our subsidiaries to NPM Investments, Inc. was converted into 266,666 shares of Common Stock, which shares were issued to Heathmount International Limited, a company in which Alan Saloner holds an equity interest. Mark Dyne did not receive any interest, directly or indirectly, in the shares issued to Heathmount International Limited upon conversion of the indebtedness owed to NPM Investments, Inc.

     In September 1996, Harold Dyne borrowed $100,000 from Mercantile National Bank, which loan was guaranteed by Tag-It, Inc. In September 1996, the $100,000 borrowed by Mr. Dyne was lent to Tag-It, Inc. for working capital purposes at the same interest rate payable on Mr. Dyne's loan from Mercantile National Bank. The loan from Mr. Dyne to Tag-It, Inc. was due and payable on the fifteenth day following the date written demand for payment was made by Mr. Dyne at any time after December 31, 1998. The loan was repaid in July 1998.

     In October and November 1997, Monto Holdings made additional loans of $12,000 to AGS Stationery and $110,000 to Pacific Trim, respectively, to fund expenses incurred in connection with our initial public offering. The loans bear simple interest at a rate of 7.5% per annum, are due and payable on the fifteenth day following the date of delivery by Monto Holdings of written demand therefor.

     As of December 31, 1998, Harold Dyne was indebted to Pacific Trim in the aggregate amount of $28,500. This indebtedness is evidenced by a promissory note dated August 31, 1997 in the principal amount of $19,649, which currently does not bear interest, and a promissory note dated October 15, 1997 in the principal amount of $3,000, which bears interest at a rate of 7.5% per annum and was due and payable on December 31, 1998.

     As of December 31, 1998, Colin Dyne was indebted to Tag-It in the aggregate amount of $136,030. This indebtedness is evidenced by a promissory note dated August 31, 1997 in the principal amount of $71,542, which is due and payable in four installments of $17,886 on June 30, 1998, December 31, 1998, June 30, 1999 and December 31, 1999, and a promissory note dated October 15, 1997 in the principal amount of $6,089, which was due and payable on December 31, 1998. Both promissory notes bear interest at a rate of 7.5% per annum.

     In June 1997, AGS Stationery entered into a Collection Date Factoring Agreement (the "Safcor Agreement") with Safcor, Inc. Alan Saloner, one of our significant stockholders, is an officer and director of Safcor. Pursuant to the Safcor Agreement, AGS Stationery had agreed to sell to Safcor all accounts relating to the sale of goods or the rendering of services by AGS Stationery for a purchase price equal to the gross amount of each account, less all discounts and credits and a factoring commission of 1.5% of the net amount of the account. In addition, Safcor had the right, in its sole discretion, to provide customers of AGS Stationery with credit lines for the purchase of AGS Stationery's products. The agreement was terminated in April 1998. During fiscal 1998, receivables advanced by AGS Stationery to Safcor totaled $65,271. These receivables were returned by Safcor to AGS Stationery upon termination of the Safcor Agreement in April 1998.

     In 1994, Jonathan Markiles, as compensation for employment services, received warrants to purchase 14 shares of common stock of Tag-It, Inc., which warrants became exercisable for 39,235 shares of our Common Stock at a price of $.7136 per share immediately prior to our initial public offering. In the event the shares of Common Stock underlying the warrants are not freely tradable under the Securities Act of 1933, as amended, we have agreed to register these shares on Form S-3 or Form S-8. The warrants provide for piggyback registration rights and expire on December 31, 2002.

     Averil Capital Markets Group, Inc., a financial advisory firm founded and controlled by Diana Maranon, has, since January 1, 1996, performed various services for AGS Stationery and us including investigation of strategic financing and other corporate growth initiatives. Ms. Maranon is a director. As consideration for such services, AGS Stationery paid to Averil the aggregate amount of $26,123, including out of pocket expenses. As additional compensation for services rendered, AGS Stationery granted to Chloe Holdings, Inc., an affiliate of Averil, warrants to purchase up to 135 shares of common stock of AGS Stationery, and we paid to Averil $175,000 upon consummation of our initial public offering. Immediately prior to our initial public offering, the warrants granted to Chloe Holdings became exercisable for 22,841 shares of our Common Stock. The warrants are currently exercisable. In the event the shares of Common Stock underlying the warrants are not freely tradable under the Securities Act of 1933, as amended, we have agreed to register these shares on Form S-3. We plan to continue to engage Averil; however, we are unable to currently estimate the extent to which we will use Averil in the future.

     In October 1998, KG Investment, LLC, a Los Angeles-based private investment company, purchased 2,390,000 restricted shares of our Common Stock for an aggregate price of $2,688,750. KG Investment is owned by Gerard Guez and Todd Kay. Mr. Guez is the Chairman of the Board and Chief Executive Officer and a significant stockholder of Tarrant Apparel Group. Mr. Kay is the President and a significant stockholder of Tarrant Apparel Group. Tarrant Apparel Group is one of our customers. During fiscal 1998, Tarrant Apparel Group purchased an aggregate of $580,000 in products from us.

     In connection with its investment in our Common Stock, KG Investment agreed not to dispose of its shares of Common Stock prior to October 16, 2000, except to certain affiliated parties, without our prior written consent. After October 16, 2000, KG Investment may sell or transfer any of the shares in accordance with applicable law; provided that if the sale is made other than (i) in accordance with the volume restrictions of Rule 144 under the Securities Act of 1933 or (ii) in connection with a public offering initiated by us, then we shall have a right of first refusal to purchase the shares (which right may be assigned by us) upon the same or economically equivalent terms and conditions. We granted KG Investment piggyback registration rights which entitles it to sell its shares of

Common Stock in a registered public offering in the same proportion as shares of Common Stock sold in the same offering by any of Colin Dyne, Mark Dyne, Harold Dyne, Larry Dyne and/or Jonathan Burstein (the "Dyne Shareholders").

     KG Investment has agreed to certain restrictions on the voting of the shares it purchased until after October 16, 2000. KG Investment has agreed not to vote in favor of any merger, asset sale or other extraordinary transaction involving us, if such transaction is not approved by the majority of our Board of Directors; provided, however, in the event that the price to be paid per share of Common Stock pursuant to such transaction is at least $8.00, KG Investment is not prohibited from voting in favor of the transaction. In addition, so long as the Dyne Shareholders hold more than 1,000,000 shares of Common Stock, KG Investment has agreed to vote 386,778 of its shares of Common Stock (as the same are adjusted for stock splits, stock dividends and other similar transactions) (the "Neutral Shares") in the same proportion as all other outstanding shares of Common Stock are voted on all matters presented to our stockholders. The number of Neutral Shares will be reduced share by share by any shares of Common Stock purchased from us by the Dyne Shareholders. KG Investment has the right to vote its shares, other than the Neutral Shares, in accordance with its own objectives; provided, that KG Investment has agreed that neither KG Investment, nor an entity affiliated with or controlled by KG Investment, will solicit proxies against, or promote or initiate, or encourage another party to promote or initiate, a proxy solicitation or vote contest in opposition to, our management or Board of Directors. Furthermore, KG Investment has agreed that until after our 2000 Annual Meeting of Stockholders, it will not nominate, or cause to be nominated, any directors for election at any annual meeting, and to vote its shares of Common Stock in the same proportion as all other outstanding shares of Common Stock voted with respect to the election of our directors. Finally, KG Investment has agreed to vote its shares of Common Stock to approve any amendment increasing the number of shares of Common Stock reserved for issuance under the Tag-It Pacific 1997 Stock Plan, up to a maximum of 900,000 shares.

     Murray Markiles, who is Jonathan Markiles's brother and Paul Markiles' son, is a partner with Troop Steuber Pasich Reddick & Tobey, LLP ("TSPRT"). TSPRT is our legal counsel. As compensation for legal services performed by TSPRT in connection with our initial public offering, we granted to TSPRT a warrant to purchase 35,555 shares of Common Stock at an exercise price of $3.60 per share. In October 1998, we repriced the warrants issued to TSPRT from $3.60 per share to $1.50 per share. The warrant is currently exercisable, expires on December 31, 2003 and provides for piggyback registration rights.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TAG-IT PACIFIC, INC.

                                        /S/  FRANCIS SHINSATO
                                        ------------------------------------
                                        By:  Francis Shinsato
                                        Its: Chief Financial Officer (Principal
                                             Financial and Accounting Officer)



                                   SIGNATURES

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                            DATE
---------                          -----                            ----

            *                   Chairman of the Board of         April 28, 1999
--------------------------       Directors
         Mark Dyne

            *                   Chief Executive Officer and      April 28, 1999
---------------------------      Director
        Colin Dyne

            *
---------------------------     President and Director           April 28, 1999
        Harold Dyne

   /S/ FRANCIS SHINSATO          Chief Financial Officer         April 28, 1999
---------------------------       (Principal Financial and
       Francis Shinsato            Accounting Officer)

            *
---------------------------     Director                         April 28, 1999
       Diana Maranon

            *
---------------------------     Director                         April 28, 1999
        Brent Cohen

            *
---------------------------     Director                         April 28, 1999
       Michael Katz

             *
---------------------------     Director                         April 28, 1999
       Paul Markiles


* By: /S/ FRANCIS SHINSATO
      ------------------------
       Francis Shinsato,
       Attorney-In-Fact