Form 10QSB
period 1999-03-31
TAG IT PACIFIC INC
filed 1999-05-14
CIK 1047881

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from ____________ to _____________.

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


                                 (323) 234-9606
                           (Issuer's Telephone Number)

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

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 6,726,677 shares issued and outstanding as of May 14, 1999.

Transitional Small Business Disclosure Format (check one):

                              Yes           No   X
                                  -----        -----


================================================================================

                              TAG-IT PACIFIC, INC.
                              INDEX TO FORM 10-QSB



PART I    FINANCIAL INFORMATION                                             PAGE

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets (unaudited) as of
            March 31, 1999 and December 31, 1998 .........................    3

          Consolidated Statements of Operations (unaudited)
            for the Three Months Ended  March 31, 1999 and 1998 ..........    4

          Consolidated Statements of Cash Flows (unaudited)
            for the Three Months Ended March 31, 1999 and 1998 ...........    5

          Notes to Consolidated Financial Statements .....................    6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations ................    8

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ...............................   16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                              TAG-IT PACIFIC, INC.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                  March 31,    December 31,
                                                                     1999          1998
        Assets                                                   -----------   -----------

Current Assets:
Cash and cash equivalents ....................................   $   215,357   $ 2,065,331
   Due from factor, net ......................................        98,924       221,770
   Accounts receivable, trade, net ...........................     3,719,316     3,629,338
   Due from related parties ..................................       186,297       752,602
   Inventories ...............................................     6,201,270     5,700,196
   Prepaid expenses and other current assets .................       908,065       892,853
                                                                 -----------   -----------
     Total current assets ....................................    11,329,229    13,262,090

Property and Equipment, net of accumulated depreciation
   and amortization ..........................................     1,591,231     1,335,066
Other assets .................................................        67,651        46,684
                                                                 -----------   -----------
Total Assets .................................................   $12,988,111   $14,643,840
                                                                 ===========   ===========

                Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable ........................................   $ 2,836,114   $ 2,638,448
     Accounts payable, related party .........................        78,320     2,250,626
     Accrued expenses ........................................       574,221       668,240
     Line of credit ..........................................     1,959,000     1,489,000
     Current portion of long-term debt .......................        48,761        56,040
     Current portion notes payable to related parties ........       252,234       451,626
                                                                 -----------   -----------
        Total current liabilities ............................     5,748,650     7,553,980
                                                                 -----------   -----------


Commitments and Contingencies (Note 4)

Stockholders' Equity:
     Preferred stock, $0.001 par value; 3,000,000 shares
       authorized; no shares issued or outstanding ...........            -              -
     Common stock; $0.001 par value; 15,000,000 shares
       authorized; 6,726,677 shares issued and outstanding at
       March 31, 1999 and December 31, 1998...................         6,727         6,727
     Additional paid-in capital...............................     8,707,258     8,707,258
     Translation gain (loss)..................................       (37,893)            -
     Accumulated deficit......................................    (1,436,631)   (1,624,125)
                                                                 -----------   -----------
       Total Stockholders' Equity.............................     7,239,461     7,089,860
                                                                 -----------   -----------
Total Liabilities and Stockholders' Equity....................   $12,988,111   $14,643,840
                                                                 ===========   ===========


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                               --------------------------------
                                                                 1999                1998
                                                               ------------       -------------
Net sales...............................................       $  5,633,013       $   3,467,713
Cost of goods sold......................................          3,623,044           2,253,268
                                                               ------------       -------------
   Gross profit.........................................          2,009,969           1,214,445

Selling expenses........................................            525,824             207,870
General and administrative expenses.....................          1,235,688             984,358
                                                               ------------       -------------
   Total operating expenses.............................          1,761,512           1,192,228

Income  from operations.................................            248,457              22,217
Interest expense........................................             23,678             105,604
                                                               ------------       -------------
Income (loss) before income taxes.......................            224,779             (83,387)
Provision (benefit) for income taxes....................             37,285             (13,124)
                                                               ------------       -------------
   Net Income (Loss)....................................       $    187,494       $     (70,263)
                                                               ============       =============

Basic earnings per share................................       $       0.03       $       (0.02)
                                                               ============       =============
Diluted earnings per share..............................       $       0.03       $       (0.02)
                                                               ============       =============


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                     Three Months Ended
                                                                         March 31,
                                                                  ---------------------------
                                                                     1999             1998
                                                                  ----------      -----------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net income (loss)......................................        $  187,494      $   (70,263)
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Depreciation and amortization ...................           134,128           94,893
         Translation loss ................................           (37,893)               -
         Changes in operating assets and liabilities:
            Receivables                                               32,868          190,659
            Inventories...................................          (501,074)        (245,370)
            Other assets..................................           (20,967)         289,236
            Prepaid expenses and other current assets.....           (15,212)        (219,672)
            Accounts payable..............................           197,666       (1,771,720)
            Accounts payable, related party...............        (1,606,001)               -
            Accrued expenses..............................           (94,019)          95,907
                                                                  ----------      -----------
   Net cash used in operating activities..................        (1,723,010)      (1,636,331)

Cash Flows From Investing Activities:
   Loans to related parties...............................                 -           (8,317)
   Acquisition of property and equipment..................          (390,293)        (135,768)
                                                                  ----------      -----------
   Net cash used in investing activities..................          (390,293)        (144,085)

Cash Flows from Financing Activities:
   Bank overdraft.........................................                 -         (306,565)
   Net advances from factor...............................                 -       (1,404,133)
   Proceeds from IPO, net.................................                 -        4,785,176
   Proceeds from bank line of credit......................           470,000                -
   Proceeds from long-term debt...........................                 -                -
   Repayment on long-term debt............................            (7,279)        (346,162)
   Proceeds from notes payable to related parties.........                 -                -
   Repayment on notes payable to related parties..........          (199,392)        (255,416)
                                                                  ----------      -----------
Net cash provided by  financing activities................           263,329        2,472,900
                                                                  ----------      -----------

Net increase (decrease) in cash...........................        (1,849,974)         692,484
Cash at beginning of period...............................         2,065,331           44,109
                                                                  ----------      -----------
Cash at end of period.....................................        $  215,357      $   736,593
                                                                  ==========      ===========

   Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
        Interest..........................................        $   21,329      $   105,604
        Income taxes......................................        $    3,458      $     3,270


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                 Notes to the Consolidated Financial Statements
                                   (unaudited)


1.   PRESENTATION OF INTERIM INFORMATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of Tag-It Pacific, Inc. and Subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-KSB for the fiscal year ended December 31, 1998.


2.   NEW ACCOUNTING PRONOUNCEMENTS


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

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                  INCOME           SHARES        PER SHARE
 THREE MONTHS ENDED MARCH 31, 1999:             (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                                -----------      -----------     ----------
 BASIC EARNINGS PER SHARE:

 Income available to common stockholders...     $  187,494         6,726,677     $     0.03

 EFFECT OF DILUTIVE SECURITIES:

 Options...................................
                                                                     451,674
 Warrants..................................                          121,738
 Shares issued.............................                                -
                                                ----------       -----------     ----------
 Income available to common stockholders...     $  187,494         7,300,089     $     0.03
                                                ==========       ===========     ==========


                                                   INCOME           SHARES       PER SHARE
 THREE MONTHS ENDED MARCH 31, 1998:            (NUMERATOR)      (DENOMINATOR)      AMOUNT
                                                ----------       -----------     ----------
 BASIC EARNINGS PER SHARE:

 Loss available to common stockholders.....     $  (70,263)        3,661,122     $    (0.02)

 EFFECT OF DILUTIVE SECURITIES:

 Options...................................                                -
 Warrants..................................                                -
 Shares issued.............................                                -
                                                ----------       -----------     ----------
 Loss available to common stockholders.....     $  (70,263)        3,661,122     $    (0.02)
                                                ==========       ===========     ==========


     Warrants to purchase 80,000 and 110,000 shares of common stock at $6.00 and $4.80, respectively, were outstanding for the three months ended March 31, 1998 but were not included in the computations of diluted earnings per share because the effect of exercise would have an antidilutive effect on earnings per share.



4.   CONTINGENCIES

     The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operation or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The following discussion and analysis, which should be read in connection with the Consolidated Financial Statements of Tag-It Pacific and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

     THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF TAG-IT PACIFIC FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

     Tag-It Pacific, Inc. is a single-source provider of complete brand identity programs to manufacturers of fashion driven apparel and licensed consumer products and to specialty retailers and mass merchandisers. We design and produce high-quality paper, metal and injection molded boxes, woven and leather labels, paper-hanging and bar-coded tags, metal jean buttons and custom shopping bags. We also design and/or manufacture products for a variety of major brand and private label oriented companies including Guess?, Calvin Klein, Tommy Hilfiger, A\X Armani Exchange, Sony Signatures, Warner Bros. and Carol Little, among others.

     We are the parent holding company of Tag-It, Inc., a California corporation, Tag-It Printing & Packaging Ltd., a BVI corporation, Tagit de Mexico, SA de CV, A.G.S. Stationery, Inc., a California corporation and Pacific Trim & Belt, Inc., a California corporation, all of which were consolidated under a parent limited liability company on October 17, 1997 and became our wholly-owned subsidiaries immediately prior to the effective date of our initial public offering in January 1998. In November 1998, we formed a wholly-owned subsidiary, Pacific Trim, SA de CV located in Tehuacan, Mexico.


RESULTS OF OPERATIONS

     NET SALES. Net sales increased approximately $2.1 million (or 62.4%) to $5.6 million for the three months ended March 31, 1999 from $3.5 million for the three months ended March 31, 1998. The increase in net sales was primarily the result of $1.6 million in trim related sales from our new Tehuacan, Mexico operations and the balance due to increases in sales of trim and specialty packaging products.

     GROSS PROFIT. Gross profit increased approximately $795,000 to $2.0 million (or 65.5%) for the three months ended March 31, 1999 from $1.2 million for the three months ended March 31, 1998. Gross margin as a percentage of net sales increased to approximately 35.7% as compared to 35.0% for the three months ended March 31, 1998. The increase in gross margin was primarily attributable to slightly higher margins on trim and specialty packaging products offset by lower margins from the startup Tehuacan operations. The increase in gross margin was secondarily attributable to higher overhead absorption, primarily as a result of higher net sales in 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $569,000 to $1.8 million for the three months ended March 31, 1999 from $1.2 million for the three months ended March 31, 1998. As a percentage of net sales, these expenses decreased to 31.3% for the three months ended March 31, 1999 compared to 34.4% for the three months ended March 31, 1998. The increase in these expenses was due to the combination of hiring additional salesmen, opening our Tehuacan, Mexico facility and expanding our advertising and promotion efforts. The increase in expenses was also offset by a decrease in expenses related to our discontinued line of specialty licensed stationery products.

     INTEREST EXPENSE. Interest expense decreased approximately $82,000 (or 77.6%) to $24,000 for the three months ended March 31, 1999 from $106,000 for the three months ended March 31, 1998. The proceeds of our January 1998 initial public offering and our October 1998 private stock sale to KG Investment, LLC were used to substantially reduce our use of factors. This has substantially reduced our cost of funds. We intend to continue to limit our use of factors in the future and intend to rely upon the bank line of credit that we established in 1998 for our short-term financing needs.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased approximately $50,000 to $37,000 for the three months ended March 31, 1999 as compared to ($13,000) for the three months ended March 31, 1998. Income taxes increased primarily due to the use of net operating loss carryforwards from AGS Stationery, Inc. which were available to offset our taxable income during 1999.

     NET INCOME (LOSS). Net income was $187,000 for the three months ended March 31, 1999 as compared to a net loss of $70,000 for the three months ended March 31, 1998, due to the factors set forth above.


LIQUIDITY AND CAPITAL RESOURCES

     Prior to fiscal 1998, we satisfied our working capital requirements primarily through cash flows generated from operations, borrowings under factoring agreements with Heller Financial, Inc. and Safcor, Inc., and borrowings from related parties. Generally, our borrowing requirements have been somewhat seasonal, with peak working capital needs occurring at the end of the year. We terminated the use of domestic factoring arrangements with Heller and Safcor as of December 31, 1998. We continue to use Heller's factoring services for our Hong Kong subsidiary's sales.

     Pursuant to the terms of our factoring agreement, our factor purchases our eligible accounts receivable and assume the credit risk with respect to those accounts for which the factors have given their prior approval. As of March 31, 1999, the amount factored without recourse was $98,924 and the amount due from the factor and recorded as a current asset was $98,924. If a factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. If the factor determines, at its discretion, to advance against the receivable, the customer's payment obligation is recorded as our receivable and the advance from the factor is recorded as a current liability.

     In May 1998, we obtained a $2 million line of credit with Sanwa Bank to be used for working capital purposes. The line of credit expires on May 31, 1999. The line of credit interest rate is equal to the bank's reference rate, and the line of credit agreement requires us to meet certain financial covenants relating to net worth, debt to net worth, current ratio and profitability. At March 31, 1999, we were in compliance with these covenants. As of March 31, 1999, our outstanding balance on the bank line of credit was $1,959,000. We are in the process of negotiating a new $5 million line of credit. We cannot be certain, however, that our negotiations will be successful or that we will obtain a new line of credit on terms favorable to us and our stockholders.

     As of March 31, 1999, we had outstanding related party debt of $252,000 at a weighted average interest rate of 8.2%, and non-related party debt of $49,000 at a weighted average interest rate of 2.5%. All related party debt is due and payable on the fifteenth day following the date of delivery of written demand for payment.

     Net cash used in operating activities was approximately $1,723,000 and $1,636,000 for the three months ended March 31, 1999 and 1998, respectively. Cash used in operations for the three months ended March 31, 1999 resulted primarily from increases in inventory and increases in accounts payable, related party partially offset by decreases in accounts payable. Cash used in operations for the three months ended March 31, 1998 resulted primarily from decreased accounts payable, increased inventory and expenses relating to our initial public offering.

     Net cash used in investing activities was $390,000 and $144,000 for the three months ended March 31, 1999 and 1998, respectively. Net cash used in investing activities consisted primarily of capital expenditures for computer equipment upgrades, procurement of production equipment, leasing of equipment in connection with the opening of our Tehuacan, Mexico facility and, in 1998, expenditures for office and assembly equipment in connection with the Tijuana, Mexico facility.

     Net cash provided by financing activities was approximately $263,000 and $2,473,000 for the three months ended March 31, 1999 and 1998, respectively. Net cash provided by financing activities for the three months ended

March 31, 1999 reflects proceeds from our bank line of credit. Net cash provided by financing activities for the three months ending March 31, 1998 results from our initial public offering, offset by reductions in advances and/or loans from factors, related parties and non-related parties.

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

     o INFRASTRUCTURE. Infrastructure consists of hardware and systems software other than applications software. We must identify and assess those systems that are material to our business, test the systems and repair or replace those systems that are not Year 2000 compliant. We estimate that approximately 80% of the activities related to this category have been completed as of March 31, 1999. We are currently testing our infrastructure and upgrading and replacing our systems software and hardware where necessary. We have engaged a network consultant to assist in managing this aspect of our Year 2000 project. We expect to commence contingency planning in the second quarter of 1999.

     o APPLICATIONS SOFTWARE. This portion of our Year 2000 project requires that we identify and assess applications systems that are material to our business, determine if those systems are Year 2000 compliant and replace those systems that are not Year 2000 compliant. We estimate that approximately 75% of the activities related to this category have been completed as of March 31, 1999. The remaining software conversion activities are scheduled for completion by mid-1999. This includes integrating the Mexico and Hong Kong information systems to our principal office in Los Angeles. We have engaged a software consultant to assist in managing this aspect of our Year 2000 project. We expect to commence contingency planning in the second quarter of 1999.

     o THIRD PARTY SUPPLIERS AND CUSTOMERS. We must identify, prioritize and communicate with critical suppliers and customers to understand their Year 2000 issues and how they may affect us, and determine what steps they have taken to prepare and manage their Year 2000 issues as they relate to us. In the fourth quarter of 1998, we distributed detailed questionnaires to our critical suppliers and customers about their Year 2000 issues. As of March 1, 1999, we have received responses from 33% of the recipients of these questionnaires. We expect to commence contingency planning in the second quarter of 1999 and continue to communicate with customers and suppliers through the remainder of 1999.

     COSTS. We do not expect the costs associated with our Year 2000 project to be material. We estimate that the entire cost of the Year 2000 project will be approximately $250,000. Of this amount, we expensed approximately $200,000 as of March 31, 1999 for replacement software and hardware upgrades.

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

     WE DEPEND ON A FEW KEY CUSTOMERS WITH WHOM WE DO NOT HAVE LONG-TERM CONTRACTS. Our three largest customers, Tarrant Apparel Group, Guess? and Swank (a licensee of Yves Saint Laurent, Kenneth Cole, Geoffrey Beene and Pierre Cardin), accounted for approximately 28.5%, 4.0% and 5.9%, respectively, of our net sales (on a consolidated basis) for the three months ended March 31, 1999, and approximately 0%, 14.6% and 7.4%, respectively, of our net sales (on a consolidated basis) for the three months ended March 31, 1998. We may not be able to derive the same level of sales from these customers in the future. The termination of our business relationship with these or any of our other significant customers or a material reduction in sales to a significant customer could have a material adverse effect on our business and financial condition.

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

     WE MAY NEED TO RAISE ADDITIONAL FUNDS. We anticipate that we will need to raise additional funds through debt or equity financings during the next 12 months if our line of credit, existing resources and future earnings are insufficient to fund our business growth plans and operations. We cannot guarantee that additional financing will be available or that, if available, it can be obtained on terms that we deem favorable. If necessary funds are not available, we may be required to delay implementation of our growth strategy. Additionally, our stockholders may be diluted if we raise additional funds through the sale of our stock.

     OUR OFFICERS AND DIRECTORS AND CERTAIN STOCKHOLDERS OWN A SIGNIFICANT AMOUNT OF OUR COMMON STOCK. As of March 31, 1999, our officers and directors (and their affiliates) owned approximately 27.2% of the outstanding shares of our Common Stock. The Dyne family (Harold Dyne, Mark Dyne, Colin Dyne, Larry Dyne and Jonathan Burstein) owned approximately 27.5% of the outstanding shares of our Common Stock. KG Investments, LLC, a significant stockholder, owned approximately 35.5% of the outstanding shares of our Common Stock with certain transfer and voting restrictions. As a result, our officers and directors, the Dyne family and KG Investments, LLC are able to exert influence over the outcome of all matters submitted to a vote of the holders of our Common Stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our Common Stock, which might depress the price of our Common Stock.

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

     WE ARE SUBJECT TO RISKS RELATING TO OUR INTERNATIONAL BUSINESS. For the three months ended March 31, 1999 and 1998, approximately 40% of our products were purchased, assembled or finished outside of the United States, principally in Hong Kong and Mexico. We currently intend to continue to purchase, assemble and/or finish a similar or greater percentage of our products outside of the United States in the future. Our international business is subject to numerous risks, including:

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

                                     PART II

                                OTHER INFORMATION



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


Date: May 14, 1999                      TAG-IT PACIFIC, INC.


                                        By: /S/ FRANCIS SHINSATO
                                            -----------------------------------
                                            Francis Shinsato
                                            Chief Financial Officer
                                            (Principal Financial & Accounting
                                            Officer)