Form 10QSB
period 1999-06-30
TAG IT PACIFIC INC
filed 1999-08-13
CIK 1047881

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ____________ to _______________.

                         Commission file number 1-13669


                              TAG-IT PACIFIC, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                  DELAWARE                                  95-4654481
       (I.R.S. Employer Incorporation               (State or Other Jurisdiction
               or Organization)                         of Identification No.)

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

                                  Yes  X      No
                                      ---        ---

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 6,727,677 shares issued and outstanding as of August 6, 1999.

Transitional Small Business Disclosure Format (check one):

                                  Yes         No  X
                                      ---        ---

================================================================================

                              TAG-IT PACIFIC, INC.
                              INDEX TO FORM 10-QSB



PART I    FINANCIAL INFORMATION                                             PAGE

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets (unaudited) as of June 30, 1999
            and December 31, 1998.........................................     3

          Consolidated Statements of Income (unaudited) for the
            Three Months and Six Months Ended  June 30, 1999 and 1998.....     4

          Consolidated Statements of Cash Flows (unaudited) for the
             Six Months Ended June 30, 1999 and 1998......................     5

          Notes to Consolidated Financial Statements......................     6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................     9

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................................    16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                                TAG-IT PACIFIC, INC.
                            Consolidated Balance Sheets
                                    (unaudited)



                                                                  June 30,       December 31,
      Assets                                                        1999            1998
                                                                  --------       -----------

Current Assets:
Cash and cash equivalents................................        $        -      $ 2,065,331
  Due from factor, net...................................           272,161          221,770
  Accounts receivable, trade, net........................         5,358,272        3,629,338
  Due from related parties...............................            90,803          752,602
  Inventories............................................         6,488,776        5,700,196
  Prepaid expenses and other current assets..............           924,460          892,853
                                                                 ----------     -------------
    Total current assets.................................        13,134,472       13,262,090

Property and Equipment, net of accumulated
depreciation and amortization ...........................         1,923,205        1,335,066
Other assets.............................................            96,345           46,684
                                                                 -----------     ------------
Total Assets.............................................        $15,154,022     $14,643,840
                                                                 ===========     ============

             Liabilities and Stockholders' Equity

Current Liabilities:
    Bank overdraft.......................................        $  231,107       $        -
    Accounts payable.....................................         4,046,500        2,638,448
    Accounts payable, related party......................                 -        2,250,626
    Accrued expenses.....................................           678,894          668,240
    Line of credit.......................................         2,209,000        1,489,000
    Current portion of long-term debt....................            72,749           56,040
    Current portion notes payable to related parties.....           254,023          451,626
                                                                 -----------     ------------
      Total current liabilities..........................         7,492,273        7,553,980
                                                                 -----------     ------------


 Contingencies (Note 4)

Stockholders' Equity:
    Preferred stock, $0.001 par value; 3,000,000 shares
       authorized; no shares issued or outstanding ......                 -               -
    Common stock; $0.001 par value; 15,000,000 shares
       authorized; 6,726,677 shares issued and
       outstanding at June 30, 1999 and
       December 31, 1998.................................             6,727            6,727
    Additional paid-in capital...........................         8,707,258        8,707,258
    Translation gain.....................................            20,912                -
    Accumulated deficit..................................        (1,073,148)      (1,624,125)
                                                                 -----------     ------------
      Total Stockholders' Equity ........................         7,661,749        7,089,860
                                                                 -----------     ------------
Total Liabilities and Stockholders' Equity ..............        $15,154,022     $14,643,840
                                                                 ===========     ============


         See accompanying notes to consolidated financial statements.

                             TAG-IT PACIFIC, INC.
                 Condensed Consolidated Statements of Income
                                 (unaudited)


                                       Three Months Ended            Six Months Ended
                                            June 30,                     June 30,
                                   ---------------------------   --------------------------
                                      1999          1998            1999          1998
                                   ------------  -------------   ------------  ------------

Net sales.......................   $ 8,179,479   $ 4,402,522     $13,812,492   $7,870,235

Cost of goods sold..............     5,513,179     2,733,204       9,136,223    4,986,472
                                   ------------  -------------   ------------  ------------
  Gross profit..................     2,666,300     1,669,318       4,676,269    2,883,763

Selling expenses................       462,974       462,907         988,798      670,777
General and administrative
expenses........................     1,777,028     1,019,295       3,012,716    2,003,653
                                   ------------  -------------   ------------  ------------
  Total operating expenses......     2,240,002     1,482,202       4,001,514    2,674,430

Income  from operations.........       426,298       187,116         674,755      209,333
Interest expense................        42,089        18,685          65,767      124,289
                                   ------------  -------------   ------------  ------------
Income before income taxes......       384,209       168,431         608,988       85,044
Provision for Income Taxes......        20,726        60,635          58,011       47,511
                                   ------------  -------------   ------------  ------------
  Net Income ...................   $   363,483   $   107,796     $   550,977   $   37,533
                                   ============  =============   ============  ============


Basic earnings per share........    $     0.05    $     0.03      $     0.08   $     0.01
                                    ============  =============  ============  ============
Diluted earnings per share......    $     0.05    $     0.03      $     0.08   $     0.01
                                   ============  =============   ============  ============

Weighted Average Number of Common
  Shares Outstanding:
    Basic.......................     6,726,677      4,070,011      6,726,677     3,865,567
                                   ============  =============   ============  ============
    Diluted ....................     7,275,318      4,106,197      7,288,442     3,901,753
                                   ============  =============   ============  ============


    See accompanying notes to condensed consolidated financial statements.

                             TAG-IT PACIFIC, INC.
                    Consolidated Statements of Cash Flows
                                 (unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                                 ------------------------
                                                                   1999          1998
                                                                 ----------   -----------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net income .............................................      $  550,977    $   37,533
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization ......................         283,236       185,985
       Translation gain ...................................          20,912             -
       Changes in operating assets and liabilities:
          Receivables......................................      (1,779,325)     (331,747)
          Inventories......................................        (788,580)     (165,310)
          Other assets.....................................         (49,661)      265,837
          Prepaid expenses and other current assets........         (31,607)     (140,561)
          Accounts payable.................................       1,408,052    (1,875,340)
          Accounts payable, related party..................      (1,588,827)            -
          Accrued expenses.................................          10,654        62,148
                                                                 ----------   -----------
   Net cash used in operating activities...................      (1,964,169)   (1,961,455)

Cash Flows From Investing Activities:
   Loans to related parties................................               -       (61,333)
   Acquisition of property and equipment...................        (871,375)     (390,943)
                                                                 ----------   -----------
   Net cash used in investing activities...................        (871,375)     (452,276)

Cash Flows from Financing Activities:
   Bank overdraft..........................................         231,107      (306,565)
   Net advances from factor................................               -    (1,404,133)
   Proceeds from IPO, net..................................               -     4,642,529
   Proceeds from bank line of credit.......................         720,000       562,000
   Proceeds from long-term debt............................          19,091             -
   Repayment on long-term debt.............................          (2,382)     (459,728)
   Proceeds from notes payable to related parties..........               -             -
   Repayment on notes payable to related parties...........        (197,603)     (354,320)
                                                                 ----------   -----------
Net cash provided by  financing activities.................         770,213     2,679,783
                                                                 ----------   -----------

Net increase (decrease) in cash............................      (2,065,331)      266,052
Cash at beginning of period................................       2,065,331        44,109
                                                                 ----------   -----------
Cash at end of period......................................      $        -    $  310,161
                                                                 ==========   ===========

  Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
      Interest.............................................      $   85,815    $  310,161
                                                                 ==========   ===========
      Income taxes.........................................      $    6,053    $   14,670
                                                                 ==========   ===========


         See accompanying notes to consolidated financial statements.

                             TAG-IT PACIFIC, INC.
                Notes to the Consolidated Financial Statements
                                  (unaudited)


1.   PRESENTATION OF INTERIM INFORMATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of Tag-It Pacific, Inc. and subsidiaries included in our Form 10-KSB for the fiscal year ended December 31, 1998.



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



3.   EARNINGS PER SHARE

      We have adopted Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for financial statements issued for the periods after December 15, 1997, including interim periods. SFAS 128 requires the restatement of all prior period earnings per share ("EPS") data presented.

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                            INCOME        SHARES      PER SHARE
    THREE MONTHS ENDED JUNE 30, 1999:     (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                          -----------  -------------  ----------

     BASIC EARNINGS PER SHARE:


     Income available to common
     stockholders .....................    $  363,483      6,726,677   $    0.05

     EFFECT OF DILUTIVE SECURITIES:

     Options...........................                      441,833
     Warrants..........................                      106,808
     Shares issued.....................                            -
                                          ===========  =============  ==========
     Income available to common
     stockholders......................    $  363,483      7,275,318  $     0.05
                                          ===========  =============  ==========

                                           INCOME         SHARES      PER SHARE
     THREE MONTHS ENDED JUNE 30, 1998:    (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                          -----------  -------------  ----------

     BASIC EARNINGS PER SHARE:

     Loss  available to common
     stockholders .....................    $  107,796      4,070,011     $  0.03

     EFFECT OF DILUTIVE SECURITIES:

     Options...........................                            -
     Warrants..........................                       36,186
     Shares issued.....................                            -
                                          ===========  =============  ==========
     Loss  available to common
     stockholders......................    $  107,796      4,106,197  $     0.03
                                          ===========  =============  ==========



                                            INCOME        SHARES      PER SHARE
     SIX MONTHS ENDED JUNE 30, 1999:      (NUMERATOR)  (DENOMINATOR)   AMOUNT
     ------------------------------       -----------  -------------  ----------

     BASIC EARNINGS PER SHARE:

     Income available to common
     stockholders .....................    $  550,977      6,726,677  $     0.08

     EFFECT OF DILUTIVE SECURITIES:

     Options...........................                      447,047
     Warrants..........................                      114,719
     Shares issued.....................                            -
                                          ===========  =============  ==========
     Income available to common
     stockholders......................    $  550,977      7,288,442  $     0.08
                                          ===========  =============  ==========



                                            INCOME        SHARES      PER SHARE
     SIX MONTHS ENDED JUNE 30, 1998:      (NUMERATOR)  (DENOMINATOR)   AMOUNT
     ------------------------------       -----------  -------------  ----------

BASIC EARNINGS PER SHARE:

     Income available to common
     stockholders .....................     $  37,533      3,865,567      $ 0.01

     EFFECT OF DILUTIVE SECURITIES:

     Options...........................                            -
     Warrants..........................                       36,186
     Shares issued.....................                            -
                                          ===========  =============  ==========
     Loss  available to common
     stockholders......................     $  37,533      3,901,753  $     0.01
                                          ===========  =============  ==========




4.        CONTINGENCIES

          We are subject to certain legal proceedings and claims arising in connection with our business. In the opinion of management, there are currently no claims that will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


      The following discussion and analysis, which should be read in connection with the Consolidated Financial Statements of Tag-It Pacific and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

      THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF TAG-IT PACIFIC FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

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


RESULTS OF OPERATIONS

      NET SALES. Net sales increased approximately $3.8 million (or 85.8%) to $8.2 million for the three months ended June 30, 1999 from $4.4 million for the three months ended June 30, 1998. The increase in net sales was primarily the result of $4.3 million additional trim related sales from our new Tehuacan, Mexico operations offset by a decrease in sales of trim and specialty packing products.

      Net sales increased approximately $5.9 million (or 75.5%) to $13.8 million for the six months ended June 30, 1999 from $7.9 million for the six months ended June 30, 1998. The increase in net sales was primarily the result of additional trim related sales from our new Tehuacan, Mexico operations.

      GROSS PROFIT. Gross profit increased approximately $1.0 million to $2.7 million (or 59.7%) for the three months ended June 30, 1999 from $1.7 million for the three months ended June 30, 1998. Gross margin as a percentage of net sales decreased to approximately 32.6% as compared to 37.9% for the three months ended June 30, 1998. The decrease in gross margin was primarily attributable to slightly lower margins on trim products from the Tehuacan operations. The decrease in gross margin was partially offset by higher overhead absorption, primarily as a result of higher net sales in 1999.

      Gross profit increased approximately $1.8 million (or 62.2%) to $4.7 million for the six months ended June 30, 1999 from $2.9 million for the six months ended June 30, 1998. Gross margin as a percentage of net sales decreased to approximately 33.9% as compared to 36.6% for the six months ended June 30, 1998. The decrease in gross margin was primarily attributable to slightly lower margins on trim products from the Tehucan operations. The decrease in gross margin was partially offset by higher overhead absorption, primarily as a result of higher net sales in 1999.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $758,000 to $2.2 million for the three months ended June 30, 1999 from $1.5 million for the three months ended June 30, 1998. As a percentage of net sales, these expenses decreased to 27.4% for the three months ended June 30, 1999 compared to 33.7% for the three months ended June 30, 1998. The increase in these expenses was due primarily to the additional staffing and expenses related to our Tehuacan, Mexico and our larger Hong Kong facilities.

      Selling, general and administrative expenses increased approximately $1.3 million to $4.0 million for the six months ended June 30, 1999 from $2.7 million for the six months ended June 30, 1998. As a percentage of net sales, these expenses decreased to 29.0% for the six months ended June 30, 1999 compared to 34.0% for the six months ended June 30, 1998. The increase in these expenses was due to the combination of additional staffing and expenses related to our Tehuacan, Mexico and Hong Kong facilities, hiring additional salesmen, and expanding our advertising and promotion efforts. The increase in expenses was also offset by a decrease in expenses related to our discontinued line of specialty licensed stationery products.

      INTEREST EXPENSE. Interest expense increased approximately $23,000 (or 125.3%) to $42,000 for the three months ended June 30, 1999 from $19,000 for the three months ended June 30, 1998. The increase in the use of our line of credit resulted from increased working capital requirements to support the increased trim sales from our Tehuacan operations. Interest expense decreased approximately $58,000 (or 47.1%) to $66,000 for the six months ended June 30, 1999 from $124,000 for the six months ended June 30, 1998. We used the proceeds of our January 1998 initial public offering and our October 1998 private stock sale to KG Invesment, LLC to substantially reduce our use of factors, which reduced our cost of funds. We intend to continue to limit our use of factors in the future and intend to rely upon the increased bank line of credit that we renewed in July 1999 for our short-term financing needs.

      PROVISION FOR INCOME TAXES. The provision for income taxes decreased approximately $40,000 to $21,000 for the three months ended June 30, 1999 as compared to $61,000 for the three months ended June 30, 1998. The provision for income taxes increased approximately $10,000 to $58,000 for the six months ended June 30, 1999 as compared to $48,000 for the six months ended June 30, 1998. Income taxes decreased primarily due to the use of net operating loss carryforwards from AGS Stationery, Inc. which were available to offset our taxable income during 1999.

      NET INCOME . Net income was $363,000 for the three months ended June 30, 1999 as compared to net income of $108,000 for the three months ended June 30, 1998, and $551,000 for the six months ended June 30, 1999 as compared to net income of $38,000 for the six months ended June 30, 1998, due to the factors set forth above.


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

      Pursuant to the terms of our factoring agreement, our factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given their prior approval. As of June 30, 1999, the amount factored without recourse was $272,000 and the amount due from the factor and recorded as a current asset was $272,000. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. If the factor determines, at its discretion, to advance against the receivable, the customer's payment obligation is recorded as our receivable and the advance from the factor is recorded as a current liability.

      In July 1999, we extended our line of credit with Sanwa Bank to August 15, 1999 and increased the amount available under the line of credit from $2 million line to $3 million. We intend to continue to use the line of credit for working capital purposes. The line of credit interest rate is equal to the bank's reference rate, and the line of credit agreement requires us to meet certain financial covenants relating to net worth, debt to net worth, current ratio and profitability. At June 30, 1999, we were in compliance with these covenants. As of June 30, 1999, our outstanding balance on the bank line of credit was $2,209,000. We currently are in negotiations with Sanwa Bank to obtain a new $5 million line of credit, which we believe will be completed in August 1999. We cannot guarantee, however, that we will be able to obtain a new line of credit with Sanwa Bank or, if we do obtain a new line of credit, that it will be on terms favorable to us.

      As of June 30, 1999, we had outstanding related party debt of $254,000 at a weighted average interest rate of 8.2%, and non-related party debt of $73,000 at a weighted average interest rate of 2.5%. All related party debt is due and payable on the fifteenth day following the date of delivery of written demand for payment.

      Net cash used in operating activities was approximately $1,964,000 and $1,961,000 for the six months ended June 30, 1999 and 1998, respectively. Cash used in operations for the six months ended June 30, 1999 resulted primarily from increases in receivables, inventory and decreases in accounts payable, related party, partially offset by increases in accounts payable. Cash used in operations for the six months ended June 30, 1998 resulted primarily from decreased accounts payable, increased inventory and expenses relating to our initial public offering.

      Net cash used in investing activities was $871,000 and $452,000 for the six months ended June 30, 1999 and 1998, respectively. Net cash used in investing activities consisted primarily of capital expenditures for computer equipment upgrades, procurement of production equipment, leasing of equipment in connection with the opening of our new facilities in Tehuacan, Mexico and Hong Kong and, in 1998, expenditures for office and assembly equipment in connection with the Tijuana, Mexico facility.

      Net cash provided by financing activities was approximately $770,000 and $2,680,000 for the six months ended June 30, 1999 and 1998, respectively. Net cash provided by financing activities for the six months ended June 30, 1999 reflects proceeds from our bank line of credit and bank overdraft, offset by repayments of notes payable to related parties. Net cash provided by financing activities for the six months ending June 30, 1998 results from our initial public offering, offset by reductions in advances and/or loans from factors, related parties and non-related parties.

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


YEAR 2000 UPDATE

      GENERAL. We have begun a project to address the potential impact of the Year 2000 problem on the processing of date-sensitive information by our information technology systems and the information technology systems used by our significant customers and vendors. The Year 2000 problem is the result of computer programs being written using two digits to define the applicable year. As a result, certain computer programs may recognize a date using "0" as the year 1900 rather than 2000, which could cause miscalculations or system failures. The Year 2000 problem could adversely affect the domestic and foreign economies, infrastructures, transportation systems and raw material sources, as well as defer purchases of our products by consumers and defer payments of our receivables during the last calendar quarter of 1999. The objectives of our Year 2000 project are to determine and assess the risks of the Year 2000 problem and to plan and institute mitigating actions to minimize those risks to acceptable level.

      In 1997, we began a systems replacement program to improve access to business information through common, integrated computing systems. We use programs primarily from Sage/State of The Art (MAS90), which programs have been certified by Sage/State of The Art as Year 2000 compliant. These new systems have been completed as of June 30, 1999, are expected to make approximately 80% of our business computer systems Year 2000 compliant and our remaining business software programs either will be made Year 2000 compliant through other means, or they will be discontinued. We have not delayed implementation of any information technology projects due to our Year 2000 efforts.

      YEAR 2000 PROJECT. Our Year 2000 project is proceeding on schedule. The project is divided into three major categories: infrastructure, applications software and third-party suppliers and customers.

           o INFRASTRUCTURE. Infrastructure consists of hardware and systems software other than applications software. We must identify and assess those systems that are material to our business, test the systems and repair or replace those systems that are not Year 2000 compliant. We estimate that approximately 90% of the activities related to this category have been completed as of June 30, 1999. We are currently testing our infrastructure and upgrading and replacing our systems software and hardware where necessary. We have engaged a network consultant to assist in managing this aspect of our Year 2000 project. We expect to commence contingency planning in the second half of 1999.

           o APPLICATIONS SOFTWARE. This portion of our Year 2000 project requires that we identify and assess applications systems that are material to our business, determine if those systems are Year 2000 compliant and replace those systems that are not Year 2000 compliant. We estimate that approximately 90% of the activities related to this category have been completed as of June 30, 1999. The remaining software conversion activities are scheduled for completion by the end of 1999. This includes integrating the Mexico and Hong Kong information systems to our principal office in Los Angeles. We have engaged a software consultant to assist in managing this aspect of our Year 2000 project. We expect to commence contingency planning in the second half of 1999.

           o THIRD PARTY SUPPLIERS AND CUSTOMERS. We must identify, prioritize and communicate with critical suppliers and customers to understand their Year 2000 issues and how they may affect us, and determine what steps they have taken to prepare and manage their Year 2000 issues as they relate to us. In the fourth quarter of 1998, we distributed detailed questionnaires to our critical suppliers and customers about their Year 2000 issues. As of June 30, 1999, we have received responses from 40% of the recipients of these questionnaires. We expect to commence contingency planning in the third quarter of 1999 and continue to communicate with customers and suppliers through the remainder of 1999.

      COSTS. We do not expect the costs associated with our Year 2000 project to be material. We estimate that the entire cost of the Year 2000 project will be approximately $250,000. Of this amount, we expensed approximately $220,000 as of June 30, 1999 for replacement software and hardware upgrades.

      RISKS. Our failure to correct a material Year 2000 problem could have a material adverse effect on our results of operations and ability to implement our business strategy. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers as well as foreign economies, infrastructures and transportation systems, we are unable to determine with any degree of certainty whether the consequences of Year 2000 failures will have a material impact on our results of operations and financial condition.


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

      WE MAY NOT BE ABLE TO MANAGE OUR RAPID EXPANSION AND GROWTH. Our subsidiaries have been operated under family management since they were formed and have recently significantly expanded their operations. The growth of our operations and activities has placed and will continue to place a significant strain on our management, operational, financial and accounting resources. If we cannot implement and improve our financial and management information and reporting systems, we will not be able to implement our growth strategies. Our ability to manage future growth, if any, and to increase production levels and continue to market and distribute our products also will require us to hire, train, motivate and manage new employees, including management and operating personnel, and integrate them into our overall operations and culture.

      FLUCTUATIONS IN OPERATING RESULTS MAY RESULT IN UNEXPECTED REDUCTIONS IN REVENUE. We operate in an industry that is subject to significant fluctuations in operating results from quarter to quarter, which may lead to unexpected reductions in revenues and stock price volatility. Factor that may influence our quarterly operating results include:

      o the volume and timing of customer orders received during the quarter;
      o     the timing and magnitude of customers' marketing campaigns;
      o     the loss or addition of a major customer;
      o     the availability and pricing of materials for our products;
      o the increased expenses incurred in connection with the introduction of new products; and
      o changes in our product mix or in the relative contribution to sales of our subsidiaries.

Due to these factors, it is possible that in some quarters our operating results may be below the expectations of public market analysts and investors. If this occurs, the price of our Common Stock would likely be adversely affected.

      CYCLICAL BUYING PATTERNS MAY RESULT IN PERIODS OF LOW SALES VOLUME. Most of our customers are in the apparel industry. The apparel industry historically has been subject to substantial cyclical variations. Our business has experienced, and we expect our business to continue to experience, significant cyclical fluctuations due, in part, to customer buying patterns, which may result in periods of low sales. A recession in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits could also reduce our sales.

      IF WE DO NOT IMPROVE AND INTEGRATE OUR INFORMATION AND MANAGEMENT SYSTEMS, WE WILL NOT BE ABLE TO EFFICIENTLY MANAGE OUR OPERATIONS IN HONG KONG, MEXICO AND THE UNITED STATES AND IMPLEMENT OUR GROWTH STRATEGIES. Prior to consolidating our subsidiaries under a single parent company in January 1998, each subsidiary operated as a separate company with its own information and management reporting systems. We must consolidate and centralize the management of our subsidiaries and significantly expand and improve our financial and operating controls. Additionally, we must update our computer systems to become Year 2000 compliant and effectively integrate the information systems of Hong Kong and Mexico with the information systems of our principal offices in Los Angeles. We cannot be certain that we will be successful in doing so.

      WE DEPEND ON A FEW KEY CUSTOMERS WITH WHOM WE DO NOT HAVE LONG-TERM CONTRACTS. Our three largest customers, Tarrant Apparel Group, Guess? and Swank (a licensee of Yves Saint Laurent, Kenneth Cole, Geoffrey Beene and Pierre Cardin), accounted for approximately 42.8%, 2.9% and 4.3%, respectively, of our net sales (on a consolidated basis) for the six months ended June 30, 1999, and approximately 0%, 16.3% and 12.5%, respectively, of our net sales (on a consolidated basis) for the six months ended June 30, 1998. We may not be able to derive the same level of sales from these customers in the future. The termination of our business relationship with these or any of our other significant customers or a material reduction in sales to a significant customer could significantly reduce our revenue.

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

      WE DEPEND ON KEY MANAGEMENT AND DESIGN AND SALES PERSONNEL TO OBTAIN AND SECURE ACCOUNTS AND GENERATE SALES. Our success has and will continue to depend to a significant extent upon certain key management and design and sales personnel, many of whom would be difficult to replace, particularly Colin Dyne, our Chief Executive Officer. Colin Dyne is not bound by an employment agreement or the subject of key man insurance. The loss of the services of Colin Dyne or the services of other key employees could have a material adverse effect on our business, including our ability to establish and maintain client relationships. Our future success will depend in large part upon our ability to identify, attract, assimilate, retain and motivate personnel with a variety of design, sales, operating and managerial skills. We may not be able to do so.

      IF WE ARE UNABLE TO RAISE ADDITIONAL FUNDS, WE MAY BE REQUIRED TO DEFER IMPLEMENTATION OF OUR GROWTH STRATEGY. We anticipate that we will need to raise additional funds through debt or equity financings during the next 12 months if our line of credit, existing resources and future earnings are insufficient to fund our business growth plans and operations. We cannot guarantee that additional financing will be available or that, if available, it can be obtained on terms that we deem favorable. If necessary funds are not available, we may be required to delay implementation of our growth strategy. Additionally, our stockholders may be diluted if we raise additional funds through the sale of our stock.

      BECAUSE OUR OFFICERS AND DIRECTORS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, THEY MAY BE ABLE TO INFLUENCE STOCKHOLDER VOTES AND DISCOURAGE OTHERS FROM ATTEMPTING TO ACQUIRE US. As of June 30, 1999, our officers and directors and their affiliates owned approximately 27.2% of the outstanding shares of our common stock. The Dyne family, which includes Harold Dyne, Mark Dyne, Colin Dyne, Larry Dyne and Jonathan Burstein, owned approximately 27.5% of the outstanding shares of our common stock. KG Investments, LLC, a significant stockholder, owned approximately 35.5% of the outstanding shares of our common stock with certain transfer and voting restrictions. As a result, our officers and directors, the Dyne family and KG Investments, LLC are able to exert influence over the outcome of all matters submitted to a vote of the holders of our common stock, including the election of our board of directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

      IF WE EXPERINCE DISRUPTIONS AT ANY OF OUR FOREIGN PRODUCTION FACILITIES, WE WILL NOT BE ABLE TO MEET OUR PRODUCTION OBLIGATIONS AND MAY LOSE SALES AND CUSTOMERS. Some of our products are assembled or finished at our foreign assembly facilities. Currently, we do not operate duplicate facilities in different geographic areas. Therefore, in the event of a disruption in the region in which we maintain our facilities, we cannot shift manufacturing operations to a different geographic region and we may be required to cease or limit our assembly or finishing operations. This may cause us to lose sales and customers. The types of disruptions that may occur include:

      o     foreign trade disruptions;
      o     import restrictions;
      o     labor disruptions;
      o     embargoes;
      o     government intervention; and
      o     natural disaster.

      BECAUSE WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS, WE MAY NOT BE ABLE TO ALWAYS OBTAIN MATERIALS WHEN WE NEED THEM. Generally, we do not have long-term agreements with our key sources of supply. Lead times for materials we order can vary significantly and depend on many factors, including the specific supplier, the contract terms and the demand for particular materials at a given time. From time to time, we experience fluctuations in the prices, and disruptions in the supply, of materials. Shortages or disruptions in the supply of materials, or our inability to procure materials from alternate sources at acceptable prices in a timely manner, could lead us to miss deadlines for orders and lose sales and customers.

      WE ARE SUBJECT TO FLUCTUATING PAPER COSTS, WHICH MAY AFFECT OUR margins. The cost of paper is a principal component of the price we charge for our paper products, including our high quality paper boxes, custom shopping bags, hang tags and packaging. Historically, we have been able to pass on to our customers any increase or decrease in the cost of paper. This has allowed us to maintain our gross margins on paper products during fluctuations in the cost of paper. We cannot be certain, however, that we will continue to be able to pass increases in paper costs to our customers. If our customers are unwilling to absorb these price increases, our gross margins may decrease, which will lower our profits.

      IF THERE IS A PAPER SHORTAGE, WE MAY NOT BE ABLE TO SELL SOME OF OUR PAPER PRODUCTS. The capacity in the paper industry has remained relatively stable in recent years. During this time, increases and decreases in the demand for paper have led to corresponding pricing changes. In periods of high demand, certain grades of paper, including grades that we use in our paper products, have been unavailable or only available in limited quantities. Although we actively manage our paper supplies and have established strong relationships with our paper suppliers, we do not have long-term agreements with our key paper suppliers. There is a possibility that paper supplies may be adversely affected by supply chain disruptions in the last months of 1999 and first months of 2000, as a result of the Year 2000 problem, which may make it difficult or more expensive to obtain necessary supplies to fill orders and meet delivery schedules. We cannot be certain that our sources of paper supply will be adequate or, if they are not adequate, that we will be able to develop alternative sources of paper supply in a timely manner.

      THERE ARE MANY COMPANIES THAT OFFER SOME OR ALL OF THE PRODUCTS AND SERVICES WE SELL. We compete in highly competitive and fragmented industries with numerous local and regional companies that provide some or all of the products and services we offer. We compete with United States and international design companies, distributors and manufacturers of tags, packaging products and trims. Some of our competitors, including Paxar, Inc., RVL, Inc, Copac International Packaging, Inc., Universal Button, Inc., and Scovill Fasteners, Inc., have greater name recognition, longer operating histories and, in many cases, substantially greater financial and other resources than us.

      PRODUCT RETURNS THAT EXCEED OUR ANTICIPATED RESERVES COULD RESULT IN WORSE THAN EXPECTED OPERATING RESULTS. We incur expenses when customers return our products. Products are returned for a number of reasons, including as a result of:

      o     sale or return arrangements;
      o     defective goods;
      o     inadequate performance relative to customer expectations;
      o     shipping errors; and
      o     other causes which are outside of our control.

Generally, returned items have limited or no value and we are forced to bear the cost of their return. Product returns could result in lost revenue, delays in market acceptance, diversion of development resources and damage to our reputation. Returns also may increase our service and warranty costs. Product returns or price protection concessions that exceed our reserves could increase the magnitude of quarterly fluctuations in our operating and financial results.

      BECAUSE WE CONDUCT A SUBSTANTIAL PORTION OF OUR BUSINESS OUTSIDE OF THE UNITED STATES, WE ARE SUBJECT TO MANY RISKS RELATING TO INTERNATIONAL BUSINESS. For the six months ended June 30, 1999 and 1998, approximately 35% of our products were purchased, assembled or finished outside of the United States, principally in Hong Kong and Mexico. We currently intend to continue to purchase, assemble and/or finish a similar or greater percentage of our products outside of the United States in the future. Our international business is subject to numerous risks, including:

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

      In addition, we could miss our customers' delivery requirements if our overseas contractors or suppliers do not ship orders to us in a timely manner. If we fail to deliver products on time, our customers could cancel orders, refuse to accept deliveries or require us to reduce the sales price of the delivered products. Although our international operations are denominated principally in United States dollars, purchases from foreign vendors and sales to foreign customers also may be affected by changes in demand resulting from fluctuations in interest and currency exchange rates. We cannot predict the effects the above risks will have on our business arrangements with customers, contractors or suppliers. If any of the above risks were to render the conduct of business in a particular country undesirable or impractical, or if our current contractors or suppliers ceased doing business with us for any reason, we may not be able to deliver products to our customers and our sales will be lower.

      BECAUSE WE ARE A HOLDING COMPANY, WE MUST RELY ON LOANS AND DIVIDENDS FROM OUR SUBSIDIARIES TO FUND OUR OPERATIONS. Tag-It Pacific is a holding company with no substantial operations. Our only material asset is the stock of our subsidiaries. All of our operations are conducted by our subsidiaries, which subsidiaries own substantially all of our consolidated assets. We depend on dividends and other payments from our subsidiaries for virtually all of our cash flow, including cash flow for management salaries and overhead, to service debt, to make equity investments and to finance our growth. The ability of our subsidiaries to make payments to us depends on applicable law and restrictions under present and future debt instruments and other agreements to which our subsidiaries are parties.

      OUR PROPRIETARY TECHNOLOGY MAY NOT BE ADEQUATELY PROTECTED FROM UNAUTHORIZED USE BY OTHERS. We rely on trademark, trade secret and copyright laws to protect our designs and other proprietary property. We cannot be certain that these laws will be sufficient to protect our property. If litigation is necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources. This could have a material adverse effect on our operating results and financial condition. Ultimately, we may be unable, for financial or other reasons, to enforce our rights under intellectual property laws. The laws of certain countries in which our products are distributed or may be distributed in the future may not protect our products and intellectual rights to the same extent as the laws of the United States.

      IF OUR PRODUCTS INFRINGE ANY PROPRIETARY RIGHT OF OTHER, A LAWSUIT MAY BE BROUGHT AGAINST US THAT COULD REQUIRE US TO PAY LARGE LEGAL EXPENSES AND JUDGMENTS AND REDESIGN OR DISCONTINUE SELLING OUR PRODUCTS. We believe that our products do not infringe any valid existing proprietary rights of third parties. Although we have received no communication from third parties alleging infringement of any of their proprietary rights, we cannot be certain that any infringement claims will not be made in the future. Any infringement claims, whether or not meritorious, could result in costly litigation or require us to enter into royalty or licensing agreements. If we are found to have infringed the proprietary rights of others, we could be required to pay damages, cease sales of the infringing products and redesign the products or discontinue their sale. Any of these outcomes, individually or collectively, could have a material adverse effect on our operating results and financial condition.

      WE HAVE ADOPTED A NUMBER OF ANTI-TAKE OVER MEASURES THAT MAY DEPRESS THE PRICE OF OUR COMMON STOCK. In October 1998, we adopted a stockholder's rights plan. We adopted the rights plan to make it more difficult for a third party to make an unsolicited takeover attempt of us. Under the rights plan we distributed one preferred share purchase right for each outstanding share of our

Common Stock outstanding on November 6, 1998. Upon the occurrence of certain triggering events related to an unsolicited takeover attempt of Tag-It Pacific, each purchase right not owned by the party or parties making the unsolicited takeover attempt will entitle its holder to purchase shares of our Series A Preferred Stock at a value below the then market value of the Series A Preferred Stock. Our board of directors can issue up to an additional 2,750,000 shares of preferred stock and determine the price, rights, preference, privileges and restrictions, including voting right, of those shares without any further vote or action by our stockholders. Our board of directors could issue the preferred stock with voting, liquidation, dividend and other rights superior to the rights of our common stock. The rights of holders of our Common Stock will be subject to, and may be adversely affected by, the rights of holders of the share purchase rights, the Series A Preferred Stock and any other preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock. Further, certain provisions of our Certificate of Incorporation and Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving Tag-It Pacific.

                                    PART II

                               OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits:

          Exhibit 27.1      Financial Data Schedule

    (b)   Reports on Form 8-K.

          None.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    Date: August 12, 1999                           TAG-IT PACIFIC, INC.


                                              By:   /S/ FRANCIS SHINSATO
                                                 -------------------------------
                                                    Francis Shinsato
                                                    Chief Financial Officer
                                                    (Principal Financial &
                                                    Accounting Officer)