Form 10QSB
period 1999-09-30
TAG IT PACIFIC INC
filed 1999-11-12
CIK 1047881

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 1999.

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

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 6,728,177 shares issued and outstanding as of November 12, 1999.

Transitional Small Business Disclosure Format (check one):

                                  Yes   X     No
                                       ---        ---

===============================================================================

                              TAG-IT PACIFIC, INC.
                              INDEX TO FORM 10-QSB



PART I    FINANCIAL INFORMATION                                             PAGE

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets (unaudited) as of
            September 30, 1999 and December 31, 1998......................   3

          Consolidated Statements of Income (unaudited) for the
            Three Months and Nine Months Ended
            September 30, 1999 and 1998...................................   4

          Consolidated Statements of Cash Flows (unaudited) for the
             Nine Months Ended September 30, 1999 and 1998................   5

          Notes to Consolidated Financial Statements......................   6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................   8

PART II   OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.............  16

Item 6.   Exhibits and Reports on Form 8-K................................  16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                              TAG-IT PACIFIC, INC.
                           Consolidated Balance Sheets
                                   (unaudited)
                                                                        September 30,   December 31,
             Assets                                                        1999             1998
                                                                        -------------   -------------
Current Assets:
Cash and cash equivalents...........................................   $     26,186      $  2,065,331
   Due from factor, net.............................................        248,743           221,770
   Accounts receivable, trade, net..................................      6,314,039         3,629,338
   Due from related parties.........................................        249,834           752,602
   Inventories......................................................      8,902,306         5,700,196
   Prepaid expenses and other current assets........................      1,032,884           892,853
                                                                       -------------     -------------
     Total current assets...........................................     16,773,992        13,262,090

Property and Equipment, net of accumulated depreciation and
  amortization......................................................      1,982,968         1,335,066
Other assets........................................................         46,103            46,684
                                                                       -------------     -------------
Total Assets........................................................    $18,803,063      $ 14,643,840
                                                                       =============     =============

          Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable...............................................    $ 5,963,294      $  2,638,448
     Accounts payable, related party................................              -         2,250,626
     Accrued expenses...............................................        730,658           668,240
     Line of credit.................................................      3,499,000         1,489,000
     Current portion of long-term debt..............................         50,124            56,040
     Current portion notes payable to related parties...............        296,259           451,626
                                                                       -------------     -------------
     Total current liabilities......................................     10,539,335         7,553,980
                                                                       -------------     -------------
 Contingencies (Note 4)

Stockholders' Equity:
    Preferred stock, $0.001 par value; 3,000,000 shares
      authorized; no shares issued or outstanding ..................              -                 -
    Common stock; $0.001 par value; 30,000,000 shares
      authorized; 6,728,177 shares issued and outstanding at
      September 30, 1999;  6,726,177 shares issued and
      outstanding at December 31, 1998..............................          6,728             6,727
    Additional paid-in capital......................................      8,708,557         8,707,258
    Translation loss................................................        (24,877)                -
    Accumulated deficit.............................................       (426,680)       (1,624,125)
                                                                       -------------     -------------
     Total Stockholders' Equity ....................................      8,263,728         7,089,860
                                                                       -------------     -------------

Total Liabilities and Stockholders' Equity .........................    $18,803,063      $ 14,643,840
                                                                       =============     =============


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                        Consolidated Statements of Income
                                   (unaudited)


                                                Three Months Ended                  Nine Months Ended
                                                   September 30,                      September 30,
                                          --------------------------------    -----------------------------
                                               1999             1998               1999             1998
                                          --------------    --------------     -------------    -----------
Net sales.............................    $  10,226,746     $  5,045,971       $ 24,039,238     $12,916,206
Cost of goods sold....................        6,796,930        3,283,871         15,933,153       8,270,344
                                          -------------     ------------       ------------     -----------
   Gross profit.......................        3,429,816        1,762,100          8,106,085       4,645,862

Selling expenses......................          418,265          484,809          1,407,063       1,155,586
General and administrative expenses...        2,128,645          883,386          5,141,361       2,887,039
                                          -------------     ------------       ------------     -----------
   Total operating expenses...........        2,546,910        1,368,195          6,548,424       4,042,625

Income  from operations...............          882,906          393,905          1,557,661         603,237
Interest expense......................           72,849           56,094            138,616         180,383
                                          -------------     ------------       ------------     -----------
Income before income taxes............          810,057          337,811          1,419,045         422,854
Provision for income taxes............          163,589          101,612            221,600         149,122
                                          -------------     ------------       ------------     -----------
   Net Income ........................    $     646,468     $    236,199       $  1,197,445     $   273,732
                                          =============     ============       ============     ===========


Basic earnings per share..............    $        0.10     $       0.06       $       0.18     $      0.07
                                          =============     ============       ============     ===========
Diluted earnings per share............    $        0.09     $       0.06       $       0.17     $      0.07
                                          =============     ============       ============     ===========

Weighted Average Number of Common
  Shares Outstanding:
    Basic.............................        6,726,677        4,070,011          6,726,677       3,881,440
                                          =============     ============       ============     ===========

    Diluted ..........................        7,276,318        4,097,839          7,271,335       3,923,046
                                          =============     ============       ============     ===========


     See accompanying notes to condensed consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                              -----------------------------
                                                                                 1999             1998
                                                                              ------------   --------------
Increase (decrease) in cash and cash equivalents Cash flows from operating activities:
   Net income .........................................................        $ 1,197,445        $ 273,732
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization ................................            443,906          297,315
         Translation gain .............................................            (24,877)               -
         Changes in operating assets and liabilities:
            Receivables................................................         (2,711,674)      (1,378,956)
            Inventories................................................         (3,202,110)        (403,720)
            Other assets...............................................                581          347,135
            Prepaid expenses and other current assets..................           (140,031)           3,403
            Accounts payable...........................................          3,324,846       (1,915,880)
            Accounts payable, related party............................         (1,747,858)               -
            Accrued expenses...........................................             62,418           47,039
                                                                              ------------   --------------
   Net cash used in operating activities...............................         (2,797,354)      (2,729,932)

Cash Flows From Investing Activities:
   Loans to related parties............................................                  -          (25,206)
   Acquisition of property and equipment...............................         (1,091,808)        (583,103)
                                                                              ------------   --------------
   Net cash used in investing activities...............................         (1,091,808)        (608,309)

Cash Flows from Financing Activities:
   Bank overdraft......................................................                  -         (306,565)
   Net advances from factor............................................                  -       (1,404,133)
   Proceeds from IPO, net..............................................                  -        4,627,336
   Proceeds from stock issuance........................................              1,300                -
   Proceeds from bank line of credit...................................          2,010,000        1,689,000
                                                                                         -                -
   Repayment on long-term debt.........................................             (5,916)        (452,174)
                                                                                                          -
   Repayment on notes payable to related parties.......................           (155,367)        (596,675)
                                                                              ------------   --------------
Net cash provided by  financing activities.............................          1,850,017        3,556,789
                                                                              ------------   --------------

Net increase (decrease) in cash........................................         (2,039,145)         218,548
Cash at beginning of period............................................          2,065,331           44,109
                                                                              ------------   --------------
Cash at end of period..................................................          $  26,186       $  262,657
                                                                              ============   ==============

   Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
        Interest.......................................................         $  138,616       $  180,383
                                                                              ============   ==============
        Income taxes...................................................         $   16,903       $   53,154
                                                                              ============   ==============


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

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                      INCOME           SHARES        PER SHARE
      THREE MONTHS ENDED SEPTEMBER 30, 1999:       (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                                   -------------   ---------------   -----------

      BASIC EARNINGS PER SHARE:
      Income available to common stockholders.        $  646,468       6,726,677       $  0.10

      EFFECT OF DILUTIVE SECURITIES:
      Options.................................                           442,833
      Warrants................................                           106,808
      Shares issued...........................                                 -
                                                   =============   ===============   ===========
      Income available to common stockholders.        $  646,468       7,276,318       $  0.09
                                                   =============   ===============   ===========




                                                      INCOME           SHARES        PER SHARE
      THREE MONTHS ENDED SEPTEMBER 30, 1998:       (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                                   -------------   ---------------   -----------

      BASIC EARNINGS PER SHARE:

      Income available to common stockholders.        $  236,199       4,070,011       $  0.06

      EFFECT OF DILUTIVE SECURITIES:

      Options.................................                                 -
      Warrants................................                            27,828
      Shares issued...........................                                 -
                                                   =============   ===============   ===========
      Income available to common stockholders.        $  236,199       4,097,839       $  0.06
                                                   =============   ===============   ===========



                                                      INCOME           SHARES        PER SHARE
      NINE MONTHS ENDED SEPTEMBER 30, 1999:        (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                                   -------------   ---------------   -----------

      BASIC EARNINGS PER SHARE:

      Income available to common stockholders.        $1,197,445       6,726,677       $  0.18

      EFFECT OF DILUTIVE SECURITIES:

      Options.................................                           440,854
      Warrants................................                           103,804
      Shares issued...........................                                 -
                                                   =============   ===============   ===========
      Income available to common stockholders.        $1,197,445       7,271,335       $  0.17
                                                   =============   ===============   ===========


                                                      INCOME           SHARES        PER SHARE
      NINE MONTHS ENDED SEPTEMBER 30, 1998:        (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                                   -------------   ---------------   -----------

      BASIC EARNINGS PER SHARE:

      Income available to common stockholders.        $ 273,732       3,881,440        $ 0.07

      EFFECT OF DILUTIVE SECURITIES:

      Options.................................                               -
      Warrants................................                          41,606
      Shares issued...........................                               -
                                                   =============   ===============   ===========
      Loss  available to common stockholders..        $ 273,732        3,923,046        $ 0.07
                                                   =============   ===============   ===========

4.   CONTINGENCIES

     We are subject to certain legal proceedings and claims arising in connection with our business. In the opinion of management, there are currently no claims that will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis, should together with the Consolidated Financial Statements of Tag-It Pacific and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

     THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF TAG-IT PACIFIC FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

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


RESULTS OF OPERATIONS

     NET SALES. Net sales increased approximately $5.2 million (or 102.7%) to $10.2 million for the three months ended September 30, 1999 from $5.0 million for the three months ended September 30, 1998. The increase in net sales was primarily the result of $5.9 million in additional trim related sales from our new Tehuacan, Mexico operations offset by a decrease in sales of trim and specialty packing products.

     Net sales increased approximately $11.1 million (or 86.1%) to $24.0 million for the nine months ended September 30, 1999 from $12.9 million for the nine months ended September 30, 1998. The increase in net sales was primarily the result of additional trim related sales from our new Tehuacan, Mexico operations.

     GROSS PROFIT. Gross profit increased approximately $1.6 million to $3.4 million (or 94.6%) for the three months ended September 30, 1999 from $1.8 million for the three months ended September 30, 1998. Gross margin as a percentage of net sales decreased to approximately 33.5% as compared to 34.9% for the three months ended September 30, 1998. The decrease in gross margin was primarily attributable to slightly lower margins trim products from the Tehuacan operations. The decrease in gross margin was partially offset by higher overhead absorption, primarily as a result of higher net sales in 1999.

     Gross profit increased approximately $3.5 million (or 74.5%) to $8.1 million for the nine months ended September 30, 1999 from $4.6 million for the nine months ended September 30, 1998. Gross margin as a percentage of net sales decreased to approximately 33.7% as compared to 36.0% for the nine months ended September 30, 1998. The decrease in gross margin was primarily attributable to slightly lower margins on trim products from the Tehucan operations. The decrease in gross margin was partially offset by higher overhead absorption, primarily as a result of higher net sales in 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $1.1million to $2.5 million for the three months ended September 30, 1999 from $1.4 million for the three months ended September 30, 1998. As a percentage of net sales, these expenses decreased to 24.9% for the three months ended September 30, 1999 compared to 27.1% for the three months ended September 30, 1998. The increase in these expenses was due primarily to the additional staffing and expenses related to our Tehuacan, Mexico and larger Hong Kong facilities.

     Selling, general and administrative expenses increased approximately $2.5 million to $6.5 million for the nine months ended September 30, 1999 from $4.0 million for the nine months ended September 30, 1998. As a percentage of net sales, these expenses decreased to 27.2% for the nine months ended September 30, 1999 compared to 31.3% for the nine months ended September 30, 1998. The increase in these expenses was due to the combination of additional staffing and expenses related to our Tehuacan, Mexico and Hong Kong facilities, hiring additional salesmen, and expanding our advertising and promotion efforts. The increase in expenses was also offset by a decrease in expenses related to our discontinued line of specialty licensed stationery products.

     INTEREST EXPENSE. Interest expense increased approximately $17,000 (or 29.9%) to $73,000 for the three months ended September 30, 1999 from $56,000 for the three months ended September 30, 1998. The increase in the use of our line of credit resulted from increased working capital requirements to support the increased trim sales from our Tehuacan operations. Interest expense decreased approximately $42,000 (or 23.2%) to $139,000 for the nine months ended September 30, 1999 from $180,000 for the nine months ended September 30, 1998. We used the proceeds of our January 1998 initial public offering and our October 1998 private stock sale to KG Invesment, LLC to substantially reduce our use of factors, which reduced our cost of funds. We intend to continue to limit our use of factors in the future and intend to rely upon the increased bank line of credit that we renewed in October 1999 for our short-term financing needs.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased approximately $62,000 to $164,000 for the three months ended September 30, 1999 as compared to $102,000 for the three months ended September 30, 1998. The provision for income taxes increased approximately $72,000 to $221,000 for the nine months ended September 30, 1999 as compared to $149,000 for the nine months ended September 30, 1998. Income taxes increased primarily due to increased operating income, offset by the use of net operating loss carryforwards from AGS Stationery, Inc. which were available to offset our taxable income during 1999.

     NET INCOME. Net income was $646,000 for the three months ended September 30, 1999 as compared to net income of $236,000 for the three months ended September 30, 1998, and $1,197,000 for the nine months ended September 30, 1999 as compared to net income of $274,000 for the nine months ended September 30, 1998, due to the factors set forth above.


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

     Pursuant to the terms of our factoring agreement, our factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given their prior approval. As of September 30, 1999, the amount factored without recourse was $249,000 and the amount due from the factor and recorded as a current asset was $249,000. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. If the factor determines, at its discretion, to advance against the receivable, the customer's payment obligation is recorded as our receivable and the advance from the factor is recorded as a current liability.

     In October 1999, we extended our line of credit with Sanwa Bank to May 31, 2000 and increased the amount available under the line of credit from $3 million line to $5 million. We intend to continue to use the line of credit for working capital purposes. The line of credit interest rate is equal to the bank's reference rate, and the line of credit agreement requires us to meet certain financial covenants relating to net worth, debt to net worth, current ratio and profitability. At September 30, 1999, we were in compliance with these covenants. As of September 30, 1999, our outstanding balance on the bank line of credit was $3,499,000.

     As of September 30, 1999, we had outstanding related party debt of $296,000 at a weighted average interest rate of 8.2%, and non-related party debt of $50,000 at a weighted average interest rate of 2.5%. All related party debt is due and payable on the fifteenth day following the date of delivery of written demand for payment.

        Net cash used in operating activities was approximately $2,797,000 and $2,730,000 for the nine months ended September 30, 1999 and 1998, respectively. Cash used in operations for the nine months ended September 30, 1999 resulted primarily from increases in receivables, inventory and decreases in accounts payable, related party, partially offset by increases in accounts payable. Cash used in operations for the nine months ended September 30, 1998 resulted primarily from decreased accounts payable, increased accounts receivables, inventory and expenses relating to our initial public offering.

     Net cash used in investing activities was $1,091,000 and $608,000 for the nine months ended September 30, 1999 and 1998, respectively. Net cash used in investing activities consisted primarily of capital expenditures for computer equipment upgrades, procurement of production equipment, leasing of equipment in connection with the opening of our new facilities in Tehuacan, Mexico and Hong Kong and, in 1998, expenditures for office and assembly equipment in connection with the Tijuana, Mexico facility.

     Net cash provided by financing activities was approximately $1,850,000 and $3,557,000 for the nine months ended September 30, 1999 and 1998, respectively. Net cash provided by financing activities for the nine months ended September 30, 1999 reflects proceeds from our bank line of credit, offset by repayments of notes payable to related parties. Net cash provided by financing activities for the nine months ending September 30, 1998 results from our initial public offering, offset by reductions in advances and/or loans from factors, related parties and non-related parties.

     We may need to obtain additional financing in order to provide adequate liquidity to fund our business growth plans and operations during the next 12 months. We are continually evaluating various financing strategies to be used to expand our business and fund future growth or acquisitions. The extent of our future capital requirements will depend, however, on many factors, including our results of operations, the size and timing of future acquisitions, if any, and the availability of additional financing. We cannot be certain that additional financing will be available or that, if available, we can obtain it on terms favorable to us and our stockholders. See " - Cautionary Statements and Risk Factors -- If we are unable to raise additional funds, we may be required to defer implementation of our growth strategy."

YEAR 2000 UPDATE

     GENERAL. We are continuing with our project to address the potential impact of the Year 2000 problem on the processing of date-sensitive information by our information technology systems and the information technology systems used by our significant customers and vendors. The Year 2000 problem is the result of computer programs being written using two digits to define the applicable year. As a result, certain computer programs may recognize a date using "0" as the year 1900 rather than 2000, which could cause miscalculations or system failures. The Year 2000 problem could adversely affect the domestic and foreign economies, infrastructures, transportation systems and raw material sources, as well as defer purchases of our products by consumers and defer payments of our receivables during the last calendar quarter of 1999. The objectives of our Year 2000 project are to determine and assess the risks of the Year 2000 problem and to plan and institute mitigating actions to minimize those risks to acceptable level.

     In 1997, we began a systems replacement program to improve access to business information through common, integrated computing systems. We use programs primarily from Sage/State of The Art (MAS90), which programs have been certified by Sage/State of The Art as Year 2000 compliant. These new systems have been completed as of September 30, 1999, are expected to make approximately 95% of our business computer systems Year 2000 compliant and our remaining business software programs either will be made Year 2000 compliant through other means, or they will be discontinued. We have not delayed implementation of any information technology projects due to our Year 2000 efforts.

     YEAR 2000 PROJECT. Our Year 2000 project is proceeding on schedule. The project is divided into three major categories: infrastructure, applications software and third-party suppliers and customers.

     o INFRASTRUCTURE. Infrastructure consists of hardware and systems software other than applications software. We must identify and assess those systems that are material to our business, test the systems and repair or replace those systems that are not Year 2000 compliant. We estimate that approximately 95% of the activities related to this category have been completed as of September 30, 1999. We are currently testing our infrastructure and upgrading and replacing our systems software and hardware where necessary. We have engaged a network consultant to assist in managing this aspect of our Year 2000 project. We will continue contingency planning through the remainder of 1999.

     o APPLICATIONS SOFTWARE. This portion of our Year 2000 project requires that we identify and assess applications systems that are material to our business, determine if those systems are Year 2000 compliant and replace those systems that are not Year 2000 compliant. We estimate that approximately 95% of the activities related to this category have been completed as of September 30, 1999. The remaining software conversion activities are scheduled for completion by the end of 1999. This includes integrating the Mexico and Hong Kong information systems to our principal office in Los Angeles. We have engaged a software consultant to assist in managing this aspect of our Year 2000 project. We will continue contingency planning through the remainder of 1999.

     o THIRD PARTY SUPPLIERS AND CUSTOMERS. We must identify, prioritize and communicate with critical suppliers and customers to understand their Year 2000 issues and how they may affect us, and determine what steps they have taken to prepare and manage their Year 2000 issues as they relate to us. In the fourth quarter of 1998, we distributed detailed questionnaires to our critical suppliers and customers about their Year 2000 issues. As of September 30, 1999, we have received responses from 40% of the recipients of these questionnaires. We will continue contingency planning and continue to communicate with customers and suppliers through the remainder of 1999.

     COSTS. We do not expect the costs associated with our Year 2000 project to be material. We estimate that the entire cost of the Year 2000 project will be approximately $250,000. Of this amount, we expensed approximately $235,000 as of September 30, 1999 for replacement software and hardware upgrades.

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

     IF WE ARE NOT BE ABLE TO MANAGE OUR RAPID EXPANSION AND GROWTH, OUR REVENUES WILL BE ADVERSELY affected. Our subsidiaries have been operated under family management since they were formed and have recently significantly expanded their operations. The growth of our operations and activities has placed and will continue to place a significant strain on our management, operational, financial and accounting resources. If we cannot implement and improve our financial and management information and reporting systems, we will not be able to implement our growth strategies and our revenues will be adversely affected. In addition, we will not be able to manage future growth, if any, and increase production levels and continue to market and distribute our products, if we cannot hire, train, motivate and manage new employees, including management and operating personnel, and integrate them into our overall operations and culture.

     FLUCTUATIONS IN OPERATING RESULTS MAY RESULT IN UNEXPECTED REDUCTIONS IN REVENUE AND STOCK PRICE VOLATILITY. We operate in an industry that is subject to significant fluctuations in operating results from quarter to quarter, which may lead to unexpected reductions in revenues and stock price volatility. Factors that may influence our quarterly operating results include:

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

     IF WE LOSE ANY OF OUR THREE LARGEST CUSTOMERS, OUR SALES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED. Our three largest customers, Tarrant Apparel Group, Guess? and Swank, which is a licensee of Yves Saint Laurent, Kenneth Cole, Geoffrey Beene and Pierre Cardin, accounted for approximately 49.1%, 3.0% and 5.3%, respectively, of our net sales, on a consolidated basis, for the nine months ended September 30, 1999, and approximately 0%, 14.40% and 12.2%, respectively, of our net sales, on a consolidated basis, for the nine months ended September 30, 1998. We may not be able to derive the same level of sales from these customers in the future. The termination of our business relationship with these or any of our other significant customers or a material reduction in sales to a significant customer could significantly reduce our revenue.

     BECAUSE WE DO NOT ENTER INTO LONG-TERM SALES CONTRACTS WITH OUR CUSTOMERS, OUR SALES MAY DECLINE IF OUR EXISTING CUSTOMERS CHOOSE NOT TO BUY OUR PRODUCTS OR SERVICES. Our customers are not required to purchase our products. Our sales are generally evidenced by a purchase order and similar documentation limited to a specific sale. As a result, a customer from whom we generate substantial revenue in one period may not be a substantial source of revenue in a future period. In addition, our customers generally have the right to terminate their relationships with us without penalty and on little or no notice. Without long-term contracts with our customers, we cannot be certain that our existing customers will continue to engage us to design and produce products. Accordingly, we cannot guarantee that we will be able to maintain a consistent level of sales.

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

     BECAUSE OUR OFFICERS AND DIRECTORS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, THEY MAY BE ABLE TO INFLUENCE STOCKHOLDER VOTES AND DISCOURAGE OTHERS FROM ATTEMPTING TO ACQUIRE US. As of September 30, 1999, our officers and directors and their affiliates owned approximately 27.2% of the outstanding shares of our common stock. The Dyne family, which includes Mark Dyne, Colin Dyne, Larry Dyne, Jonathan Burstein and the estate of Harold Dyne, owned approximately 27.5% of the outstanding shares of our common stock. KG Investments, LLC, a significant stockholder, owned approximately 35.5% of the outstanding shares of our common stock with certain transfer and voting restrictions. As a result, our officers and directors, the Dyne family and KG Investments, LLC are able to exert influence over the outcome of all matters submitted to a vote of the holders of our common stock, including the election of our board of directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

     IF WE EXPERIENCE DISRUPTIONS AT ANY OF OUR FOREIGN PRODUCTION FACILITIES, WE WILL NOT BE ABLE TO MEET OUR PRODUCTION OBLIGATIONS AND MAY LOSE SALES AND CUSTOMERS. Some of our products are assembled or finished at our foreign assembly facilities. Currently, we do not operate duplicate facilities in different geographic areas. Therefore, in the event of a disruption in the region in which we maintain our facilities, we cannot shift manufacturing operations to a different geographic region and we may be required to cease or limit our assembly or finishing operations. This may cause us to lose sales and customers. The types of disruptions that may occur include:

     o foreign trade disruptions;

     o import restrictions;

     o labor disruptions;

     o embargoes;

     o government intervention; and

     o natural disaster.

     BECAUSE WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS, WE MAY NOT BE ABLE TO ALWAYS OBTAIN MATERIALS WHEN WE NEED THEM AND WE MAY LOSE SALES AND CUSTOMERS. Generally, we do not have long-term agreements with our key sources of supply. Lead times for materials we order can vary significantly and depend on many factors, including the specific supplier, the contract terms and the demand for particular materials at a given time. From time to time, we experience fluctuations in the prices, and disruptions in the supply, of materials. Shortages or disruptions in the supply of materials, or our inability to procure materials from alternate sources at acceptable prices in a timely manner, could lead us to miss deadlines for orders and lose sales and customers.

     WE ARE SUBJECT TO FLUCTUATING PAPER COSTS, WHICH MAY ADVERSELY AFFECT OUR PROFITS. The cost of paper is a principal component of the price we charge for our paper products, including our high quality paper boxes, custom shopping bags, hang tags and packaging. Historically, we have been able to pass on to our customers any increase or decrease in the cost of paper, which has allowed us to maintain our gross margins on paper products during fluctuations in the cost of paper. If our customers are unwilling to absorb these price increases in the future, our gross margins may decrease, which will lower our profits.

     IF THERE IS A PAPER SHORTAGE, WE MAY NOT BE ABLE TO SELL SOME OF OUR PAPER PRODUCTS. The capacity in the paper industry has remained relatively stable in recent years. During periods of high demand for paper, certain grades of paper, including grades that we use in our paper products, have been unavailable or only available in limited quantities. If we cannot acquire the paper we use to produce our products, our sales will be lower and we may lose customers. Although we actively manage our paper supplies and have established strong relationships with our paper suppliers, we do not have long-term agreements with our key paper suppliers. We cannot be certain that our sources of paper supply will be adequate or, if they are not adequate, that we will be able to develop alternative sources of paper supply in a timely manner.

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

     PRODUCT RETURNS THAT EXCEED OUR ANTICIPATED RESERVES COULD RESULT IN WORSE THAN EXPECTED OPERATING RESULTS. We incur expenses when customers return our products. Product returns or price protection concessions that exceed our reserves could result in worse than expected operating results. Generally, returned items have limited or no value and we are forced to bear the cost of their return. Product returns also could result in lost revenue, delays in market acceptance, diversion of development resources, increased service and warranty costs and damage to our reputation. Products are returned for a number of reasons, including as a result of:

     o sale or return arrangements;

     o defective goods;

     o inadequate performance relative to customer expectations;

     o shipping errors; and

     o other causes which are outside of our control.

     BECAUSE WE CONDUCT A SUBSTANTIAL PORTION OF OUR BUSINESS OUTSIDE OF THE UNITED STATES, WE ARE SUBJECT TO MANY RISKS RELATING TO INTERNATIONAL BUSINESS THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS. For the nine months ended September 30, 1999 and 1998, approximately 35% of our products were purchased, assembled or finished outside of the United States, principally in Hong Kong and Mexico. We currently intend to continue to purchase, assemble and/or finish a similar or greater percentage of our products outside of the United States in the future. Our international business is subject to numerous risks which could result in lost sales, increased costs and worse than expected operating results, including:

     o the need to comply with a wide variety of foreign and United States export and import laws;

     o changes in export or import controls, tariffs and other regulatory requirements;

     o the imposition of governmental controls;

     o political and economic instability;

     o trade restrictions;

     o the difficulty of administering business overseas; and

     o the general economic conditions of the countries in which we do business.

     If any of the above risks were to render the conduct of business in a particular country undesirable or impractical, we may not be able to deliver products to our customers and our sales will be lower.

     IF OUR OVERSEAS SUPPLIERS TO NOT SHIP ORDERS TO US IN A TIMELY MANNER, WE MAY LOSE SALES OR BE FORCED TO REDUCE SALES PRICES OF OUR PRODUCTS. We could miss our customers' delivery requirements if our overseas contractors or suppliers do not ship orders to us in a timely manner. If we fail to deliver products on time, our customers could cancel orders, refuse to accept deliveries or require us to reduce the sales price of the delivered products.

     OUR PROPRIETARY TECHNOLOGY MAY NOT BE ADEQUATELY PROTECTED FROM UNAUTHORIZED USE BY OTHERS, WHICH COULD INCREASE OUR LITIGATION COSTS AND ADVERSELY AFFECT OUR SALES. We rely on trademark, trade secret and copyright laws to protect our designs and other proprietary property. We cannot be certain that these laws will be sufficient to protect our property. If litigation is necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources. This could have a material adverse effect on our operating results and financial condition. Ultimately, we may be unable, for financial or other reasons, to enforce our rights under intellectual property laws, which could result in lost sales. The laws of certain countries in which our products are distributed or may be distributed in the future may not protect our products and intellectual rights to the same extent as the laws of the United States.

     IF OUR PRODUCTS INFRINGE ANY PROPRIETARY RIGHTS OF OTHERS, A LAWSUIT MAY BE BROUGHT AGAINST US THAT COULD REQUIRE US TO PAY LARGE LEGAL EXPENSES AND JUDGMENTS AND REDESIGN OR DISCONTINUE SELLING OUR PRODUCTS. We believe that our products do not infringe any valid existing proprietary rights of third parties. Although we have received no communications from third parties alleging infringement of any of their proprietary rights, we cannot be certain that any infringement claims will not be made in the future. Any infringement claims, whether or not meritorious, could result in costly litigation or require us to enter into royalty or licensing agreements. If we are found to have infringed the proprietary rights of others, we could be required to pay damages, cease sales of the infringing products and redesign the products or discontinue their sale. Any of these outcomes, individually or collectively, could have a material adverse effect on our operating results and financial condition.

        WE HAVE ADOPTED A NUMBER OF ANTI-TAKE OVER MEASURES THAT MAY DEPRESS THE PRICE OF OUR COMMON STOCK. Our adoption of a stockholder's rights plan, our ability to issue up to 2,750,000 shares of preferred stock and some provisions of our certificate of incorporation and bylaws and of Delaware law could make it more difficult for a third party to make an unsolicited takeover attempt of us. These anti-takeover measures may depress the price of our common stock by making third parties less able to acquire us by offering to purchase shares of our stock at a premium to its market price. Our board of directors can issue up to 2,750,000 shares of preferred stock and determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. Our board of directors could issue the preferred stock with voting, liquidation, dividend and other rights superior to the rights of our common stock. The rights of holders of our common stock will be subject to, and may be adversely affected by, the rights of holders of the share purchase rights and of any preferred stock that may be issued in the future.

The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock.

                                     PART II

                                OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Registrant's 1999 Annual Meeting of Stockholders held on July 1, 1999, the Registrant's stockholders (a) elected Kevin Bermeister and Brent Cohen to serve as Class I Directors of Registrant for two years and until their respective successors have been elected, (b) elected Harold Dyne, Michael Katz and Paul Markiles to serve as Class II Directors of Registrant for three years and until their respective successors have been elected, (c) approved an amendment to the Registrant's 1997 Stock Plan to increase from 562,500 to 1,177,500 the maximum number of shares of common stock that may be issued pursuant to awards granted under the plan, and (d) approved an amendment to the Registrant's Certificate of Incorporation to increase the Registrant's authorized common stock from 15,000,000 shares to 30,000,000 shares.

     Each Class I Director and each Class II Director was elected by a vote of 6,382,199 shares in favor of, and 12,600 shares withheld from voting for, that Director. At the annual meeting, 5,214,135 shares were voted in favor of, 23,250 shares were voted against, and 1,157,414 shares were withheld from voting on the amendment to the Registrant's 1997 Stock Plan. Additionally, 6,383,304 shares were voted in favor of, 9,495 shares were voted against, and 2,000 shares were withheld from voting on the amendment to the Registrant's Certificate of Incorporation. There were no broker non-votes at the annual meeting.



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


Date: November 12, 1999                TAG-IT PACIFIC, INC.


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