Form 10KSB
period 1999-12-31
TAG IT PACIFIC INC
filed 2000-03-28
CIK 1047881

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

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

                                 Yes [X] No ____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     The issuer's revenues for the fiscal year ended December 31, 1999 were $32,384,836.

     At March 22, 2000 the aggregate market value of the voting stock held by non-affiliates of the issuer was $12,075,945.

     At March 22, 2000 the issuer had 6,777,556 shares of Common Stock, $.001 par value, issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes ____ No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's Proxy Statement with respect to its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

================================================================================

                              TAG-IT PACIFIC, INC.
                              INDEX TO FORM 10-KSB

                                                                            PAGE
PART I

Item 1.  Description of Business..............................................3

Item 2.  Description of Property..............................................6

Item 3.  Legal Proceedings....................................................6

Item 4.  Submission of Matters to a Vote of Security Holders..................6


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.............7

Item 6.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................8

Item 7.  Consolidated Financial Statements:

         Report of Independent Auditors.......................................17

         Consolidated Balance Sheets as of December 31, 1999 and December
         31, 1998.............................................................18

         Consolidated Statements of Income for the Years Ended December
         31, 1999 and 1998....................................................19

         Consolidated Statements of Stockholders' Equity (Deficiency) for
         the Years Ended December 31, 1999 and 1998...........................20

         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1999 and 1998...........................................21

         Notes to Consolidated Financial Statements...........................22

Item 8.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure.............................................36


PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act....................36

Item 10. Executive Compensation...............................................36

Item 11. Security Ownership of Certain Beneficial Owners and Management.......36

Item 12. Certain Relationships and Related Transactions.......................36

Item 13. Exhibits, List and Reports on Form 8-K...............................36

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Tag-It Pacific is a single-source provider of complete brand identity and trim programs to manufacturers of fashion apparel and licensed consumer products and to specialty retailers and mass merchandisers. We design and produce high-quality paper, metal and injection molded boxes, woven and leather labels, paper-hanging and bar-coded tags, metal jean buttons and custom shopping bags. We also design and manufacture products for a variety of major brand and private label oriented companies, including Guess?, Calvin Klein, Tommy Hilfiger, The Limited and Warner Bros., among others.

     We were incorporated in Delaware in September 1997. We were formed to serve as the parent holding company of Tag-It, Inc., a California corporation, Tag-It Printing & Packaging Ltd., which changed its name in 1999 to Tag-It Pacific (HK) LTD, a BVI corporation, Tagit de Mexico, SA de CV, A.G.S. Stationery, Inc., a California corporation, and Pacific Trim & Belt, Inc., a California corporation. All of these companies were consolidated under a parent limited liability company in October 1997. These companies became our wholly-owned subsidiaries immediately prior to the effective date of our initial public offering in January 1998.

BUSINESS STRATEGY

     Tag-It Pacific has positioned itself as a fully-integrated single-source provider of complete brand identity programs. We offer our customers a complete solution to their brand identity needs, including the complete management of their trim procurement and distribution functions on a just-in-time basis.

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

     Over the past year, we have continued to develop and expand the use of TAG-IT TURNKEY, our proprietary business-to-business e-commerce system. TAG-IT TURNKEY is a complete supply-chain management system that allows us to provide our customers with a customized, comprehensive system for the management of their brand identity programs. TAG-IT TURNKEY provides our customers with assistance in the ordering, production, inventory management and just-in-time worldwide distribution of their trim and packaging requirements. Traditionally, manufacturers of apparel products have been required to operate their own apparel trim departments, which requires a significant amount of infrastructure to coordinate the buying of trim products from a large number of vendors. Inefficient trim departments result in production delays. TAG-IT TURNKEY helps to eliminate a manufacturer's need to maintain a trim department in an efficient and cost-effective manner. We intend to continue to market TAG-IT TURNKEY to existing and potential customers.

DESIGN AND DEVELOPMENT

     We estimate that we design approximately 50% of the products we sell. We have assembled an in-house creative team to produce products with innovative designs that we believe distinguish our products from those of our competitors. We apply our skills in material procurement and product-manufacturing coordination to design products intended to meet aesthetic demands, as well as functional and cost parameters. Many specialty design companies with which we compete have limited sourcing or manufacturing experience. These companies create designs that often cannot be implemented because of difficulties in the manufacturing process, the expenses of required materials, or because the resulting product is not functional. We attempt to design products to function within the limitations imposed by the applicable manufacturing framework. Using our manufacturing and sourcing experience, we attempt to minimize the time-consuming delays that often arise in coordinating the efforts of independent design houses and manufacturing facilities. By providing design, material procurement and product manufacturing services, we believe that we reduce development and production costs and deliver products to our customers sooner than many of our competitors.

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

CUSTOMERS

     We have more than 150 customers. Our customers include well-known apparel manufacturers, such as Guess?, Calvin Klein Jeans, Tommy Hilfiger, A\X Armani Exchange, The Limited Group, Nautica, Chorusline, Tarrant Apparel Group and Swank, which is a licensee of Yves Saint Laurent, Kenneth Cole, Geoffrey Beene and Peirre Cardin, among others. Our clients also include specialty retailers such as

American Eagle Outfitters and Miller's Outpost and mass merchant retailers such as J.C. Penny. We also provide products and services to the promotional arms of large entertainment companies such as Sony Signatures, Inc. and Warner Bros. Consumer Products.

     Commencing in December 1998, we began to provide trim products to Tarrant Apparel Group for its operations in Tehuacan, Mexico. We opened a warehouse, distribution and partial assembly facility in Tehuacan to service Tarrant Apparel Group and the increasing number of other garment and apparel manufacturers doing business in the region. The Chief Executive Officer and President of Tarrant Apparel Group are significant stockholders of Tag-It Pacific. Tarrant Apparel Group accounted for approximately 47.9% of our net sales for the year ended December 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations and "--Cautionary Statements and Risk Factors -- If we lose any of our three largest customers, our sales and operating results will be adversely affected."

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

     We consider a high level of customer service essential to our success. Accordingly, in 1998 we developed TAG-IT TURNKEY, our proprietary internet-based computer software program. TAG-IT TURNKEY allows us to provide our customers with a customized, comprehensive system for the management of their brand identity programs. TAG-IT TURNKEY provides our customers with assistance in the ordering, production, inventory management and just-in-time worldwide distribution of their trim and packaging requirements. The number of customers using our TAG-IT TURNKEY system continued to increase in fiscal 1999.

SOURCING

     We create most product artwork and any necessary films, dies and molds used to manufacture our products. All bar-coded printing, assembly and finishing of high-quality paper boxes, custom shopping bags and point-of-sale packaging signage are performed internally by us. We also assemble multi-part jean buttons. All other products that we design and sell are produced by third party vendors. We intend to continue to outsource some production to qualified vendors, particularly with respect to manufacturing activities that require substantial investment in capital equipment.

     Through our Hong Kong facility, we produce and distribute bar-coded hang tags, distribute apparel packaging and coordinate the manufacture and distribution of the full range of our products. The Hong Kong facility supplies several significant packaging programs, services customers located in Asia and the Pacific Rim and sources products for our Los Angeles operations. Through our assembly and finishing facility in Tijuana, Mexico, we complete the assembly and finishing of many of our packaging products and distribute products to Mexico-based manufacturers. We also distribute "trim packages," which include hang tags, woven labels, jean buttons, etc., from our warehouse in Tehuacan, Mexico.

     We purchase raw materials from several qualified material suppliers. We have developed an expertise in identifying the best materials, prices and vendors for particular products and raw materials. This expertise enables us to produce a broad range of packaging styles at various price points that meet a customer's budget and product pricing parameters.

COMPETITION

     We compete in highly competitive and fragmented industries that include numerous local and regional companies that provide some or all of the services we offer. We also compete with United States and international design companies, distributors and manufacturers of tag, trim and packaging products. Some of our competitors, including Paxar, Inc., RVL, Inc., Universal Button, Inc. and Scovill Fasteners, Inc. have greater name recognition, longer operating histories and, in many cases, substantially greater financial and other resources.

     We believe that to successfully compete in our industry we must offer superior design capabilities, product pricing, quality, customer service and delivery lead times. Because of our integrated material procurement and production capabilities and our TAG-IT TURNKEY system, we believe that we are able to effectively compete for our customers' business, particularly where our customers require coordination of separately sourced production functions.

EMPLOYEES

     As of December 31, 1999, we had approximately 413 employees, with approximately 116 employees in Los Angeles, 3 employees in New York, 41 employees in Hong Kong, 189 employees in Tijuana, Mexico and 64 employees in Tehuacan, Mexico. Our labor force in the United States and Hong Kong are non-union. The employees at our Mexico facilities are represented by two collective bargaining units, the Sindicato "Mexico Moderno" De Trabajadores De La Baja California, C.R.O.M., and Sindicato de Trabajadores y Empleados en General de la Confeccion de Ropa, Fabricacion, Venta y Distribucion, Maquilas, Conexos y Similares de el Estado de Pueblo. In addition to our salaried and hourly workforce, we employ additional workers at our Mexico facilities on a temporary basis when necessary to meet production and assembly requirements. Our temporary work force ranges from zero to approximately 100 workers at any one time throughout the year. We believe that we have satisfactory employee and labor relations.

ITEM 2.  DESCRIPTION OF PROPERTY

     Our headquarters are located in Los Angeles, California, where we occupy approximately 24,000 square feet of administrative, production, and warehouse space. In addition to our Los Angeles facilities, we lease 2,600 square feet of office space in New York, 20,000 square feet of office and warehouse space in Kwun Tong, Hong Kong, 26,500 square feet of production and warehouse space in Tijuana, Mexico, and 43,500 square feet of warehouse, distribution and administration space in Tehuacan, Mexico.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK

     Tag-It Pacific's Common Stock began trading on the American Stock Exchange on January 23, 1998 under the symbol "TAG". The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the American Stock Exchange.

                                                         HIGH        LOW
                                                         ----        ---
      YEAR ENDED DECEMBER 31, 1998
         First Quarter, beginning January 23, 1998      $ 4.00     $ 3.00
         Second Quarter..........................         3.88       1.44
         Third Quarter...........................         1.81       0.94
         Fourth Quarter..........................         4.38       0.75

      YEAR ENDED DECEMBER 31, 1999
         First Quarter...........................       $ 9.88     $ 4.00
         Second Quarter..........................         7.94       4.88
         Third Quarter...........................         6.00       4.88
         Fourth Quarter..........................         5.63       4.31


     On March 22, 2000, the closing sales price of the Common Stock as reported on the American Stock Exchange was $5.00 per share. As of March 22, 2000, there were 27 record holders of our Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

     On November 23, 1999, we issued to Chloe Holdings, Inc. 19,379 shares of our Common Stock upon the exercise by Chloe of warrants to purchase 22,841 shares of our Common Stock with an exercise price of $0.7578 per share. In lieu of paying the aggregate exercise price of $17,309 in cash for all 22,841 shares of common stock, Chloe elected to exercise the warrants on a cashless basis and received from us 3,462 fewer shares, which 3,462 shares had a market value of $17,309 on the date the warrants were exercised. We issued the securities in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering.

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

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tag-It Pacific for the fiscal years ended December 31, 1999 and December 31, 1998. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward looking statements as a result of, among other things, the factors described below under the caption "Cautionary Statements and Risk Factors."

OVERVIEW

     Tag-It Pacific is a single-source provider of complete brand identity programs to manufacturers of fashion driven apparel and licensed consumer products and to specialty retailers and mass merchandisers. We design and produce high-quality paper, metal and injection molded boxes, woven and leather labels, paper-hanging and bar-coded tags, metal jean buttons and custom shopping bags. We also design and/or manufacture products for a variety of major brand and private label oriented companies including Guess?, Calvin Klein, Tommy Hilfiger, A\X Armani Exchange, Warner Bros. and Chorus Line, Tarrant Apparel Group and Swank, among others.

     Revenues for all of our product lines are recognized at the time of product shipment. Cost of goods sold consists primarily of raw material purchases, direct labor, certain overhead, art and design costs associated with the product development process, die and printing plate charges, finishing costs and freight-in costs. In addition, during 1998 cost of goods sold also consisted of royalties associated with our sale of products under a specialty licensing arrangement with Guess?, We stopped selling these Guess? products in December 1998. Sales of Guess? products accounted for 7.5% of net sales for the year ended December 31, 1998.

     We develop photographic films and dies and design art images that are used for various products. Development costs associated with films, dies and designs that are deemed to have no future use are expensed as incurred. Development costs associated with films, dies and designs that are deemed to have future use are capitalized and amortized over three years on a straight-line basis.

     During 1999, we continued to develop and offer to our customers TAG-IT TURNKEY, our proprietary internet-based computer software program that enables us to provide our customers with a customized, comprehensive system for the management of their brand identity programs. Approximately 50% of our sales were processed through the TAG-IT TURNKEY system, including sales to Tarrant Apparel Group. In 2000, we expect to increase the volume of sales made through TAG-IT TURNKEY and the number of customers using the system.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                            YEAR ENDED
                                                            DECEMBER 31,
                                                           --------------
                                                          1999      1998
                                                         -------    ------
     Net sales........................................   100.0%     100.0%
     Cost of goods sold...............................    67.3       64.6
                                                         ------     -----
     Gross profit.....................................    32.7       35.4
     Selling expenses.................................     5.0        9.2
     General and administrative expenses..............    20.2       21.8
                                                         ------     -----
     Operating Income.................................      7.4%      4.4%
                                                         ======     =====


     NET SALES. Net sales increased approximately $13.6 million (or 72.2%) to $32.4 million for the year ended December 31, 1999 from $18.8 million for the year ended December 31, 1998. The increase in net sales was primarily the result of a broader product line and an increase in trim related sales from our Tehuacan, Mexico operations to our largest customer, Tarrant Apparel Group, offset by a decrease in trim related sales to other customers. Tarrant Apparel Group accounted for $15.5 million of net sales (or 47.9%) during the year ended December 31, 1999, as compared to net sales of $569,000 (or 3.0%) for the year ended December 31, 1998.

     GROSS PROFIT. Gross profit increased approximately $3.9 million to $10.6 million (or 58.7%) for the year ended December 31, 1999 from $6.7 million for the year ended December 31, 1998. Gross margin as a percentage of net sales decreased to approximately 32.7% as compared to 35.4% for the year ended December 31, 1998. The reduction was primarily due to the shifting of some personnel and associated costs into cost of goods sold and out of selling expense. The remaining reduction was due to an increase in sales of trim products with a lower gross margin that were included within the complete trim package we offered to our customers through the TAG-IT TURNKEY system, which accounted for approximately 50% of net sales for the year ended December 31, 1999.

     SELLING EXPENSES. Selling expense decreased approximately $100,000 to $1.6 million for the year ended December 31, 1999 from $1.7 million for the year ended December 31,1998. As a percentage of net sales, these expenses decreased to 5.0% for the year ended December 31, 1999 compared to 9.2% for the year ended December 31, 1998. This decrease was due to the shifting of personnel and associated costs into cost of goods sold to and out of selling expense, and to our use of the TAG-IT TURNKEY system with respect to approximately 50% of our sales, which can be made at substantially lower cost.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $2.4 million to $6.5 million for the year ended December 31, 1999 from $4.1 million for the year ended December 31, 1998. The increase in these expenses was due to the combination of additional staffing and expenses related to growth in our Tehuacan, Mexico and Hong Kong facilities. We hired additional customer service and marketing personnel. The increase in expenses was offset by a decrease in expenses related to our discontinued line of specialty licensed stationery products. As a percentage of net sales, these expenses decreased to 20.2% for the year ended December 31, 1999 compared to 21.8% for the year ended December 31, 1998, due to an increse in net sales that exceeded the rate of increase in general and administrative expenses.

     INTEREST EXPENSE. Interest expense decreased approximately $42,000 (or 14.0%) to $257,000 for the year ended December 31, 1999 from $299,000 for the year ended December 31, 1998. We used the proceeds of our January 1998 initial public offering and our October 1998 private stock sale to KG Investment, LLC to substantially reduce our use of factors, which reduced our cost of funds. We intend to continue to limit our use of factors in the future and intend to rely upon the increased bank line of credit that we renewed in October 1999 for our short-term financing needs.

     PROVISION FOR INCOME TAXES (BENEFIT). The provision for income taxes (benefit) increased approximately $420,000 to $418,000 for the year ended December 31, 1999 as compared to ($2,000) for the year ended December 31, 1998. Income taxes increased primarily due to increased operating income, offset by the use of net operating loss carry forwards from AGS Stationery, Inc. of approximately $430,000 that were available to offset our taxable income during 1999.

     NET INCOME. Net income was $1.7 million for the year ended December 31, 1999 as compared to net income of $527,000 for the year ended December 31, 1998, due to the factors set forth above.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to 1999, we satisfied our working capital requirements primarily through cash flows generated from operations, borrowings under factoring agreements with Heller Financial, Inc. and Safcor, Inc., and borrowings from related parties. As of December 31, 1998, we terminated the use of domestic factoring arrangements with Heller and Safcor, and use Heller's factoring services only for our Hong Kong subsidiary's sales. During 1999, we satisfied our working capital requirements primarily through cash flows generated from operations and borrowings under our credit agreement with Sanwa Bank.

     Pursuant to the terms of our factoring agreement for our Hong Kong subsidiary's sales, our factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. As of December 31, 1999, the amount factored without recourse was approximately $181,000 and the amount due from the factor and recorded as a current asset was approximately $181,000. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. If the factor determines, at its discretion, to advance against the receivable, the customer's payment obligation is recorded as our receivable and the advance from the factor is recorded as a current liability. There were no outstanding advances from the factor as of December 31, 1999 and December 31, 1998.

     In October 1999, we extended our credit facility with Sanwa Bank to May 31, 2000 and increased the amount available under the line of credit from $3.0 million to $5.0 million, and obtained a $500,000 equipment line. We intend to continue to use the line of credit for working capital purposes. The line of credit interest rate is equal to the bank's reference rate, and the line of credit agreement requires us to meet certain financial covenants relating to net worth, debt to net worth, current ratio and profitability. At December 31, 1999, we were in compliance with these covenants. As of December 31, 1999, our outstanding balance on the bank facility was $5,067,000 and the interest rate was 8.5%.

     As of December 31, 1999, we had outstanding related party debt of approximately $405,000 at a weighted average interest rate of 8.2%, and additional non-related party debt of $25,200 at a weighted average interest rate of 10%. The majority of related-party debt is due and payable on the fifteenth day following the date of delivery of written demand for payment, with $160,000 due January 31, 2000.

     Our receivables increased from $4.4 million at December 31, 1998 to $5.3 million at December 31, 1999. This increase was due primarily to increased sales. Of the $5.3 million in receivables at December 31, 1999, $2.4 million was due from related parties as compared to $753,000 due from related parties at December 31, 1998.

     Net cash used in operating activities was approximately $3,877,000 and $3,134,000 for the years ended December 31, 1999 and 1998, respectively. Cash used in operations for the year ended December 31, 1999 resulted primarily from increases in inventory and decreases in accounts payable related party, partially offset by increases in accounts payable. Cash used in operations for the year ended December 31, 1998 resulted primarily from decreased accounts payable and increased accounts receivables, accounts receivable from related parties and inventory.

     Net cash used in investing activities was $1,545,000 and $839,000 for the years ended December 31, 1999 and 1998, respectively. Net cash used in investing activities consisted primarily of capital expenditures for computer equipment upgrades, procurement of production equipment, purchase of equipment in connection with the opening of our new facilities in Tehuacan, Mexico and Hong Kong and, in 1998, expenditures for office and assembly equipment in connection with our Tijuana, Mexico facility.

     Net cash provided by financing activities was approximately $3,457,000 and $5,994,000 for the years ended December 31, 1999 and 1998, respectively. Net cash provided by financing activities for the year ended December 31, 1999 primarily reflects proceeds from our bank line of credit, offset by repayments of notes payable to related parties. Net cash provided by financing activities for the year ended December 31, 1998 results from our initial public offering and proceeds from bank financing, offset by reductions in advances and/or loans from factors, related parties and non-related parties.

     As of March 1, 2000, we had cash of approximately $100,000, as well as $587,000 remaining on our credit facility with Sanwa Bank. Based on projected sales volumes and related cash flows, and our current balance sheet, we believe that we may need to obtain additional financing in order to provide adequate liquidity to fund our business growth plans and operations during the next 12 months. We are continually evaluating various financing strategies to be used to expand our business and fund future growth or acquisitions. The extent of our future capital requirements will depend, however, on many factors, including our results of operations, the size and timing of future acquisitions, if any, and the availability of additional financing. We currently are in discussions with our bank to increase our credit facility. Based on these discussions, we believe that the bank will agree to an increase, although the bank has made no commitment as of this date. We cannot be certain that additional financing will be available or that, if available, we can obtain it on terms favorable to us and our stockholders. See "- Cautionary Statements and Risk Factors -- If we are unable to raise additional funds, we may be required to defer implementation of our growth strategy."

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

     Statement of Financial Accounting Standard No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 137 defers the effective date of SFAS 133. We do not expect adoption of SFAS 137 to have a material impact, if any, on our consolidated results of operations.

YEAR 2000 UPDATE

     We have not experienced any difficulties resulting from the Year 2000 problem, which is the processing of date-sensitive information by the information technology systems used by us and our key customers and vendors. The Year 2000 problem is the result of computer programs being written using two digits to define the applicable year, which could result in computer programs recognizing a date using "00" as the year 1900 rather than 2000, thereby causing miscalculations or system failures. We do not currently anticipate any future Year 2000 problems.

CAUTIONARY STATEMENTS AND RISK FACTORS

     Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ from those projected or forecast are included in the statements below. In addition to other information contained in this report, readers should carefully consider the following cautionary statements and risk factors.

     IF WE LOSE ANY OF OUR THREE LARGEST CUSTOMERS, OUR SALES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED. Our three largest customers, Tarrant Apparel Group, Swank, which is a licensee of Yves Saint Laurent, Kenneth Cole, Geoffrey Beene and Pierre Cardin, and Guess? accounted for approximately 47.9%, 5.2% and 3.2%, respectively, of our net sales, on a consolidated basis, for the year ended December 31 , 1999, and approximately 3%, 12.5% and 16.3%, respectively, of our net sales, on a consolidated basis, for the year ended December 31, 1998. We may not be able to derive the same level of sales from these customers in the future. The termination of our business relationship with these or any of our other significant customers or a material reduction in sales to a significant customer could significantly reduce our revenue.

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

     FLUCTUATIONS IN OPERATING RESULTS MAY RESULT IN UNEXPECTED REDUCTIONS IN REVENUE AND STOCK PRICE VOLATILITY. We operate in an industry that is subject to significant fluctuations in operating results from quarter to quarter, which may lead to unexpected reductions in revenues and stock price volatility. Factors that may influence our quarterly operating results include:

      o the volume and timing of customer orders received during the quarter;
      o     the timing and magnitude of customers' marketing campaigns;
      o     the loss or addition of a major customer;
      o     the availability and pricing of materials for our products;
      o the increased expenses incurred in connection with the introduction of new products;
      o     currency fluctuations; and
      o changes in our product mix or in the relative contribution to sales of our subsidiaries.

     Due to these factors, it is possible that in some quarters our operating results may be below the expectations of public market analysts and investors. If this occurs, the price of our common stock would likely be adversely affected.

     CYCLICAL BUYING PATTERNS MAY RESULT IN PERIODS OF LOW SALES VOLUME. Most of our customers are in the apparel industry. The apparel industry historically has been subject to substantial cyclical variations. Our business has experienced, and we expect our business to continue to experience, significant cyclical fluctuations due, in part, to customer buying patterns, which may result in periods of low sales. A recession in the general economy or uncertainties regarding future economic prospects that affect consumer-spending habits could also reduce our sales.

     IF WE DO NOT IMPROVE AND INTEGRATE OUR INFORMATION AND MANAGEMENT SYSTEMS, WE WILL NOT BE ABLE TO EFFICIENTLY MANAGE OUR OPERATIONS IN HONG KONG, MEXICO AND THE UNITED STATES AND IMPLEMENT OUR GROWTH STRATEGIES. Prior to consolidating our subsidiaries under a single parent company in January 1998, each subsidiary operated as a separate company with its own information and management reporting systems. We must consolidate and centralize the management of our subsidiaries and significantly expand and improve our financial and operating controls. Additionally, we must effectively integrate the information systems of Hong Kong and Mexico with the information systems of our principal offices in Los Angeles. We cannot be certain that we will be successful in doing so.

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

     WE DEPEND ON KEY MANAGEMENT , DESIGN AND SALES PERSONNEL TO OBTAIN AND SECURE ACCOUNTS AND GENERATE SALES. Our success has and will continue to depend to a significant extent upon certain key management and design and sales personnel, many of whom would be difficult to replace, particularly Colin Dyne, our Chief Executive Officer. Colin Dyne is not bound by an employment agreement nor is he the subject of key man insurance. The loss of the services of Colin Dyne or the services of other key employees could have a material adverse effect on our business, including our ability to establish and maintain client relationships. Our future success will depend in large part upon our ability to identify, attract, assimilate, retain and motivate personnel with a variety of design, sales, operating and managerial skills. We may not be able to do so.

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

     BECAUSE OUR OFFICERS AND DIRECTORS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, THEY MAY BE ABLE TO INFLUENCE STOCKHOLDER VOTES AND DISCOURAGE OTHERS FROM ATTEMPTING TO ACQUIRE US. As of December 31, 1999, our officers and directors and their affiliates owned approximately 19.4% of the outstanding shares of our common stock. The Dyne family, which includes Mark Dyne, Colin Dyne, Larry Dyne, Jonathan Burstein and the estate of Harold Dyne, owned approximately 27.2% of the outstanding shares of our common stock. KG Investments, LLC, a significant stockholder, owned approximately 35.3% of the outstanding shares of our common stock with certain transfer and voting restrictions. As a result, our officers and directors, the Dyne family and KG Investments, LLC are able to exert influence over the outcome of all matters submitted to a vote of the holders of our common stock, including the election of our board of directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

     THERE ARE MANY COMPANIES THAT OFFER SOME OR ALL OF THE PRODUCTS AND SERVICES WE SELL. We compete in highly competitive and fragmented industries with numerous local and regional companies that provide some or all of the products and services we offer. We compete with United States and international design companies, distributors and manufacturers of tags, packaging products and trims. Some of our competitors, including Paxar, Inc., RVL, Inc, Universal Button, Inc. and Scovill Fasteners, Inc., have greater name recognition, longer operating histories and, in many cases, substantially greater financial and other resources than us.

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

     BECAUSE WE CONDUCT A SUBSTANTIAL PORTION OF OUR BUSINESS OUTSIDE OF THE UNITED STATES, WE ARE SUBJECT TO MANY RISKS RELATING TO INTERNATIONAL BUSINESS THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS. For the year ended December 31, 1999 and 1998, approximately 35% and 40%, respectively, of our products were purchased, assembled or finished outside of the United States, principally in Hong Kong and Mexico. We currently intend to continue to purchase, assemble and/or finish a similar or greater percentage of our products outside of the United States in the future. Our international business is subject to numerous risks that could result in lost sales, increased costs and worse than expected operating results, including:

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

ITEM 7.  FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Tag-It Pacific, Inc.
Los Angeles, California

     We have audited the accompanying consolidated balance sheets of Tag-It Pacific, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tag-It Pacific, Inc. at December 31, 1999 and 1998, and the results of their operations and their cash flow for each of the years then ended, in conformity with generally accepted accounting principles.

                                    /S/ BDO SEIDMAN, LLP

Los Angeles, California
March 6, 2000

                                   TAG-IT PACIFIC, INC.
                                CONSOLIDATED BALANCE SHEETS

                                                           December        December
                                                           31, 1999        31, 1998
                                                          ----------      ----------
Assets
Current assets:
  Cash and cash equivalents...........................  $    100,798    $  2,065,331
  Due from factor.....................................       180,767         221,770
  Accounts receivable, trade, net.....................     2,905,866       3,629,338
  Due from related parties............................     2,397,511         752,602
  Inventories.........................................    10,102,115       5,700,196
  Prepaid expenses and other current assets...........     1,133,324         892,853
                                                          ----------      ----------
Total current assets..................................    16,820,381      13,262,090

Property and equipment, net of accumulated depreciation
  and amortization....................................     2,815,308       1,335,066
Other assets..........................................       219,332          46,684
                                                          ----------      ----------
Total assets..........................................  $ 19,855,021    $ 14,643,840
                                                          ==========      ==========
Liabilities and Stockholders' Equity
Current liabilities:
  Line of credit......................................  $  5,067,259    $  1,489,000
  Accounts payable....................................     4,225,661       2,638,448
  Accounts payable, related party.....................             -       2,250,626
  Accrued expenses....................................       401,789         470,980
  Income taxes payable................................       219,310          39,001
  Notes payable.......................................        25,200          56,040
  Notes payable to related parties....................       405,149         451,626
  Current portion of capital lease obligations........       254,023               -
                                                          ----------      ----------
Total current liabilities.............................    10,598,391       7,395,721

Capital lease obligations, less current portion.......       346,337               -
Deferred income tax liability.........................        48,818         158,259
                                                          ----------      ----------
Total liabilities.....................................    10,993,546       7,553,980
                                                          ----------      ----------

Commitments and contingencies (Note 13)

Stockholders' equity:
  Preferred stock, $0.001 par value; 3,000,000 shares
    authorized; no shares issued or outstanding.......             -               -
  Common stock, $0.001 par value, 30,000,000 shares
    authorized; 6,777,556 shares issued and
    outstanding at December 31, 1999; 6,726,677 at
    December 31, 1998.................................         6,778           6,727
  Additional paid-in capital..........................     8,748,157       8,707,258
  Retained earnings (deficit).........................       106,540      (1,624,125)
                                                          ----------      ----------
Total stockholders' equity............................     8,861,475       7,089,860
                                                          ----------      ----------
Total liabilities and stockholders' equity............  $ 19,855,021    $ 14,643,840
                                                          ==========      ==========

            See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                   Year Ended     Year Ended
                                                   December 31,   December 31,
                                                       1999           1998
                                                   ------------   ------------

Net sales....................................     $ 32,384,836  $ 18,808,067

Cost of goods sold...........................       21,807,054    12,143,143
                                                    ----------    ----------
Gross profit.................................       10,577,782     6,664,924

Selling expenses.............................       1,626,500      1,730,035
General and administrative expenses..........       6,545,252      4,110,800
                                                    ---------     ----------
Total operating expenses.....................       8,171,752      5,840,835

Income from operations.......................       2,406,030        824,089
Interest expense.............................         257,112        298,889
                                                    ---------     ----------

Income before income taxes...................       2,148,918        525,200
Provision (benefit) for income taxes.........         418,253         (1,687)
                                                    ---------     ----------
Net income...................................     $ 1,730,665   $    526,887
                                                    =========     ==========

Basic earnings per share.....................     $      0.26   $       0.12
                                                    =========     ==========

Diluted earnings per share...................     $      0.23   $       0.11
                                                    =========     ==========

            See accompanying notes to consolidated financial statements.


                              TAG-IT PACIFIC, INC.
          Consolidated Statements of Stockholders' Equity (Deficiency)
                     Years Ended December 31, 1999 and 1998


                                        Common Stock          Preferred Stock      Additional      Retained
                                   ----------------------   ---------------------   Paid-In        Earnings
                                    Shares       Amount      Shares      Amount     Capital        (Deficit)       Total
                                   ----------  ----------  ----------  ----------  -----------    ----------   -------------

BALANCE, JANUARY 1, 1998........   2,470,011   $   2,470   $      -    $     -    $    957,530   $(2,151,012)  $ (1,191,012)

   Initial public offering......   1,600,000       1,600          -          -       4,663,635             -      4,665,235
   Stock sales..................   2,390,000       2,390          -          -       2,686,360             -      2,688,750
   Debt conversion..............     266,666         267          -          -         399,733             -        400,000
   Net income...................           -           -          -          -               -       526,887        526,887
                                   ----------   ---------   --------    -------    -----------    ----------    -----------

BALANCE, DECEMBER 31, 1998......   6,726,677       6,727          -          -       8,707,258    (1,624,125)     7,089,860

   Common stock issued
      upon exercise of options
      and warrants..............      50,879          51          -          -          40,899             -         40,950
   Net income...................           -           -          -          -               -     1,730,665      1,730,665
                                   ----------   ---------   --------   --------    -----------    ----------    ------------

BALANCE, DECEMBER 31, 1999......   6,777,556   $   6,778   $      -    $     -    $  8,748,157   $   106,540   $  8,861,475
                                   ==========   ========    =======    =======     ===========    ==========    ===========

          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year Ended       Year Ended
                                                      December 31,     December 31,
                                                          1999             1998
                                                      ------------    -------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net income.......................................   $ 1,730,665      $   526,887
  Adjustments to reconcile net income to net cash
     used in operating activities:
   Depreciation and amortization...................       641,953          443,128
   Increase in deferred income tax liability.......      (109,441)         (48,513)
   Increase (decrease) in allowance for doubtful
     accounts and subsequent returns...............      (216,115)         104,843
  Changes in operating assets and liabilities:
   Receivables, including related parties..........      (556,238)      (1,517,773)
   Inventories.....................................    (4,401,919)      (3,369,065)
   Prepaid expenses and other current assets.......      (240,471)        (619,385)
   Other assets....................................      (172,648)         345,554
   Accounts payable................................     1,587,213       (1,339,120)
   Accounts payable, related party.................    (2,250,626)       2,250,626
   Accrued expenses................................       (69,191)          49,666
   Income taxes payable............................       180,309           39,001
                                                       ----------       ----------
Net cash used in operating activities..............    (3,876,509)      (3,134,151)
                                                       ----------       ----------
Cash flows from investing activities:
  Additional loans to related parties..............      (108,081)         (34,971)
  Acquisition of property and equipment............    (1,436,826)        (803,885)
                                                       ----------       ----------
Net cash used in investing activities..............    (1,544,907)        (838,856)
                                                       ----------       ----------
Cash flows from financing activities:
  Bank overdraft...................................             -         (306,565)
  Net advances from factor.........................             -       (1,404,133)
  Proceeds from IPO, net...........................             -        4,665,235
  Proceeds from stock sale.........................             -        2,688,750
  Proceeds from exercise of stock options and
    warrants.......................................        40,950                -
  Proceeds from bank line of credit, net...........     3,578,259        1,489,000
  Repayment of capital lease obligations...........       (85,009)               -
  Repayment on notes payable.......................       (30,840)        (462,983)
  Proceeds from notes payable to related parties...       160,000                -
  Repayment on notes payable to related parties....      (206,477)        (675,075)
                                                       ----------       ----------
Net cash provided by financing activities..........     3,456,883        5,994,229
                                                       ----------       ----------
Net increase (decrease) in cash and cash
  equivalents......................................    (1,964,533)       2,021,222
Cash and cash equivalents, beginning of year.......     2,065,331           44,109
                                                       ----------       ----------
Cash and cash equivalents, end of year.............   $   100,798      $ 2,065,331
                                                       ==========       ==========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
   Interest........................................   $    269,116     $   298,889
   Income taxes....................................   $    174,334     $    83,951
  Non-cash financing activity:
   Note payable converted to equity................   $          -     $   400,000
   Capital lease obligations.......................   $    685,369     $         -

          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

     The Company is the parent holding company of Tag-It, Inc., a California corporation, Tag-It Pacific (HK) Ltd., a BVI corporation (formerly Tag-it Printing & Packaging Ltd.), Tag-it de Mexico, SA de CV, A.G.S. Stationery, Inc., a California corporation ("AGS Stationery") and Pacific Trim & Belt, Inc., a California corporation (collectively, the "Subsidiaries"), all of which were consolidated under a parent limited liability company on October 17, 1997 (the "Consolidation") and became wholly-owned subsidiaries of the Company immediately prior to the effective date of the Company's initial public offering in January 1998 (the "Offering"). Immediately prior to the Offering, the outstanding membership units of Tag-It Pacific LLC were converted to 2,470,001 shares of Common Stock of the Company (the Exchange and such conversions are referred to as the "Conversion"). In November 1998 the Company formed a wholly-owned subsidiary, Pacific Trim, SA de CV located in Tehuacan, Mexico (now included in "Subsidiaries"). All the activities of this company were merged into Tag-It de Mexico, SA de CV, in 1999.

     The accompanying consolidated financial statements consist of the Subsidiaries presented on a consolidated basis to give effect to the Conversion as of the earliest period presented. The Conversion is treated as a reorganization of entities under common control and was accounted for in a manner similar to a pooling of interest. Accordingly, all references to shares of Common Stock and related share prices have assumed the effects of the Conversion. Effective in 1997, the Company changed its fiscal year-end from August 31 to December 31.

     On July 8, 1999, the Company changed the number of authorized common shares from 15,000,000 to 30,000,000.

     All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders' equity and transaction gains and losses are recorded in the consolidated statement of income in the period incurred. During 1999 and 1998, foreign currency translation and transaction gains and losses were not material.

NATURE OF BUSINESS

     Tag-It Pacific, Inc. (the "Company") is a single-source provider of complete brand identity programs to manufacturers of fashion driven apparel and licensed consumer products and to specialty retailers and mass merchandisers. The Company designs and produces high-quality paper, metal and injection molded boxes, woven and leather labels, paper-hanging and bar-coded tags, metal jean buttons and custom shopping bags. The Company also designs and/or manufactures products for a variety of major brand and private label oriented companies including Guess?, Calvin Klein, Tommy Hilfiger, A\X Armani Exchange, and Warner Bros., among others.

REVENUE RECOGNITION

     Sales are recorded at the time of shipment and when collection is reasonably assured.

COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"), issued by the FASB and effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Adoption of SFAS 130 did not have an impact on the Company's consolidated financial position or results of operations for the years ended December 31, 1999 and 1998.

                              TAG-IT PACIFIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SEGMENTS OF AN ENTERPRISE

     The Company has adopted Statement of Financial Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), issued by the FASB and effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. There is not enough difference between the types of products manufactured and distributed by the Company to justify segmented reporting by product type. Adoption of SFAS 131 resulted in expanded disclosures regarding geographical regions (Note 14).

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Upon retirement or other disposition of property and equipment, applicable cost and accumulated depreciation and amortization are removed from the accounts and any gains or losses are included in results of operations. The Company capitalizes the cost of films, dies, molds and art designs. The costs capitalized include direct material and direct labor costs.

     Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated life of the related improvements, whichever is shorter.

RECLASSIFICATION

     Certain reclassifications have been made to the prior year financial statements to conform with the 1999 presentation.

INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are recognized based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable or benefit for the period and the change during the year in deferred tax assets and liabilities.

STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also gives the option to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees," or SFAS 123. The Company has chosen to account for stock-based compensation for employees utilizing the intrinsic value method prescribed in APB 25 and

                              TAG-IT PACIFIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


not the method established by SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock.

     Under SFAS 123, the Company presents in a footnote the effect of measuring the cost of stock-based employee compensation at the grant date based on the value of the award and recognize this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the option as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INFORMATION

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. ACCOUNTS RECEIVABLE AND DUE FROM FACTOR: Due to the short-term nature of the receivables, the fair value approximates the carrying value. DUE FROM RELATED PARTIES AND NOTES PAYABLE TO RELATED PARTIES: Due to the short-term nature and current market borrowing rates of the loans and notes, the fair value approximates the carrying value. LINE OF CREDIT, CAPITAL LEASE OBLIGATIONS AND NOTES PAYABLE: Estimated to approximate fair value based upon current market borrowing rates for loans with similar terms and maturities.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), is effective for financial statements ending June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company does not expect adoption of SFAS 133 to have a material impact, if any, on our consolidated results of operations.

     Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFASB Statement No. 133" ("SFAS 137"), is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 137 defers the effective date of SFAS 133. The Company does not expect adoption of SFAS 137 to have a material impact, if any, on our consolidated results of operations.

NOTE 2--EARNINGS PER SHARE

     The Company has adopted Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for financial statements issued for the periods after December 15, 1997, including interim periods. SFAS 128 requires the restatement of all prior period earnings per share ("EPS") data presented.

                              TAG-IT PACIFIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


                            December 31, 1999                    December 31, 1998
                     ----------------------------------  ----------------------------------
                                                  Per                                 Per
                       Income         Shares     Share     Income        Shares      Share
Years ended:         (Numerator)  (Denominator)  Amount  (Numerator)  (Denominator)  Amount
-------------------  -----------  -------------  ------  -----------  -------------  ------

Basic earnings per
share:
   Income available
    to common
    stockholders...  $ 1,730,665    6,733,500    $ 0.26      526,887     4,418,618   $ 0.12

Effect of dilutive
  securities:
   Options.........                   427,904                              498,677
   Warrants........                   237,434                               42,585
                      ----------    ---------     -----     --------     ---------    -----

Income available
   to common
   stockholders....  $ 1,730,665    7,398,838    $ 0.23    $ 526,887     4,959,880   $ 0.11
                      ==========    =========     =====     ========     =========    =====


     Warrants to purchase 80,000 shares of common stock at $6.00 were outstanding for the year ended December 31, 1999 and warrants to purchase 80,000 and 110,000 shares of common stock at $6.00 and $4.80, respectively, were outstanding for the year ended December 31, 1998, but were not included in the computations of diluted earnings per share because the effect of exercise would have an antidilutive effect on earnings per share.

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

     In October 1998, the Company issued 2,390,000 shares of restricted common stock at price of $1.125 per share to a strategic investor, KG Investment, LLC.

NOTE 3--DUE FROM FACTOR

     The Company's factor purchases eligible accounts receivable and assumes the credit risk with respect to those accounts for which they have given their prior approval. If a factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with the Company. The Company pays a fixed commission rate and may borrow up to 80% of its eligible accounts receivable. Interest is charged at 2.5% over the prevailing reference rate (8.5% and 7.75% at December 31, 1999 and 1998). Factored accounts receivable, without recourse, amounted to $180,767 and $221,770 at December 31, 1999 and 1998. There were no outstanding advances at December 31, 1999 and 1998.

NOTE 4--ACCOUNTS RECEIVABLE, TRADE, NET

     Accounts receivable, trade is net of an allowance for doubtful accounts and subsequent returns. For the years ended December 31, 1999 and 1998, the allowance for doubtful accounts and subsequent returns was $54,998 and $271,113, respectively, and included provision adjustments of $216,115 and $104,843, respectively.

                              TAG-IT PACIFIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5--INVENTORIES

     Inventories consist of the following:

                                                     Year Ended December 31,
                                                    -------------------------
                                                        1999          1998
                                                    ------------  -----------

Raw materials...................................    $    128,373  $   160,672
Work-in-process.................................         763,316    1,062,416
Finished goods                                         9,210,426    4,477,108
                                                     -----------   ----------

Total inventories...............................    $ 10,102,115  $ 5,700,196
                                                     ===========   ==========

NOTE 6--PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                     Year Ended December 31,
                                                    -------------------------
                                                        1999          1998
                                                    ------------  -----------

Furniture and fixtures..........................    $ 1,163,517   $   539,569
Machinery and equipment.........................      1,795,268       792,605
Leasehold improvements..........................        373,430       239,136
Films, dies, molds and art designs..............      1,342,843       981,553
                                                     -----------   ----------

                                                      4,675,058     2,552,863
Accumulated depreciation and amortization.......      1,859,750     1,217,797
                                                     -----------   ----------

Net property and equipment......................    $ 2,815,308   $ 1,335,066
                                                     ===========   ==========

NOTE 7--LINE OF CREDIT

     The Company has a credit facility with Sanwa Bank which provides for a working capital line of $5,000,000, subject to limitation based on a defined formula related to inventory and eligible accounts receivable, and an equipment loan with maximum borrowings of $500,000. The facility expires May 31, 2000, is collateralized by all assets of the Company, including equipment, and provides for interest at the bank's reference rate (8.5% at December 31 1999). The facility also provides for a letter of credit facility with a maximum of $1,000,000. At December 31, 1999, outstanding borrowings under the working capital line and the equipment loan amounted to $4,892,000 and $175,259. At December 31, 1998, outstanding borrowings under the working capital line amounted to $1,489,000. There were no open letters of credit at December 31, 1999 or 1998.

     The credit facility provides for the maintenance of certain financial covenants related to net worth, tangible net worth, current ratio and profitability. At December 31, 1999 and 1998, the Company was in compliance with these covenants.

                              TAG-IT PACIFIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8--NOTES PAYABLE

     Notes payable consist of the following:

                                                     Year Ended December 31,
                                                    -------------------------
                                                        1999          1998
                                                    ------------  -----------

Note payable to an unrelated party, dated
  September 1995, payable on demand, with
  interest at 10%                                   $     25,200  $    25,200

Other notes                                                    -       30,840
                                                     -----------   ----------

                                                    $     25,200  $    56,040
                                                     ===========   ==========

NOTE 9--NOTES PAYABLE TO RELATED PARTIES

     Notes payable to related parties consist of the following:

                                                     Year Ended December 31,
                                                    -------------------------
                                                        1999           1998
                                                    ------------   ----------

Six notes payable issued in 1996, four notes
  payable issued in 1997, and two notes payable
  issued in 1998 to officers and directors of the
  Company with no monthly payments and interest
  rates ranging from 7.5% to 10% annually, due and
  payable on the fifteenth day following delivery
  of written demand for payment.....................  $  230,149   $  246,626

Five notes payable to officers and directors of the
  Company with no monthly payments and interest
  ranging from 7.5% to prime plus 3.5% annually
  (12.25% at December 31, 1999), due and payable on
  the fifteenth day following delivery of written
  demand for payment which may be delivered for
  payment................... .......................      15,000       15,000

Notes payable to NPM Investments, Inc., which the
  Chairman of the Company holds a significant
  interest. The notes require no monthly payments
  and interest accrues at 7.5% annually, due and
  payable on the fifteenth day following delivery of
  written demand for payment, collateralized by the
  assets of Tag-It, Inc. $400,000 of the note
  payable was converted to 266,666 shares on October
  15, 1998 and the balance was repaid during the
  year ended December 31, 1999......................           -      190,000

Unsecured note payable to a director of the
  Company accrues interest at 7% per annum,
  principle and interest due January 31, 2000.......     160,000            -
                                                       ---------    ---------
                                                      $  405,149   $  451,626
                                                       =========    =========

                              TAG-IT PACIFIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10--CAPITAL LEASE OBLIGATIONS

     During 1999, the Company financed equipment purchases through various capital lease obligations expiring through March 2003. These obligations bear interest at various rates ranging from 8% and 10% per annum. Future minimum annual payments under these capital lease obligations are as follows:

YEARS ENDING DECEMBER 31,                            Amount
-------------------------                          ---------

2000..........................................     $ 308,255
2001..........................................       203,297
2002..........................................       167,819
2003..........................................        14,031
                                                    --------

Total payments................................       693,402

Less amount representing interest.............       (93,042)
                                                    --------

Balance at December 31, 1999..................       600,360

Less current portion..........................       254,023
                                                    --------

Long-term portion.............................     $ 346,337
                                                    ========


     At December 31, 1999, total equipment, included in property and equipment (Note 6), under capital lease obligations and related accumulated depreciation amounted to $934,146 and $69,041. See Note 17 for capital lease obligations entered into subsequent to December 31, 1999.

NOTE 11--STOCK OPTION INCENTIVE PLAN AND WARRANTS

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

                              TAG-IT PACIFIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In 1999, the Company's Board of Directors further amended its 1997 Stock Incentive Plan to provide for a total of 1,177,500 shares of common stock to be reserved for issuance under the Plan. On October 20, 1999, the Company granted 393,000 options to purchase common stock at an exercise price of $4.31 per share, the closing sales price of a share of the Company's common stock on that date.

     The following table summarizes the activity in the 1997 Plan:

                                                             Weighted
                                                             Average
                                                Number       Exercise
                                               of Shares      Price
                                               ----------   ---------

Options outstanding - January 1, 1998........    195,000     $   3.20
   Granted...................................     65,000         3.20
   Exercised.................................          -            -
   Canceled..................................   (260,000)        3.20
   Granted...................................    562,000         1.30
                                                 -------      -------

Options outstanding - December 31, 1998......    562,000         1.30
   Granted...................................    393,000         4.31
   Exercised.................................    (31,500)        1.30
   Canceled..................................    (19,000)        2.88
                                                 -------     --------

Options outstanding - December 31, 1999......    904,500     $   2.57
                                                 =======      =======

STOCK BASED COMPENSATION

     All stock options issued to employees have an exercise price not less than the fair market value of the Company's Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. If compensation cost for stock-based compensation had been determined based on the fair market value of the stock options on their dates of grant in accordance with SFAS 123, the Company's net income and income per share for the years ended December 31, 1999 and 1998 would have been decreased to the pro forma amounts presented below:

                                                   1999           1998
                                               ------------    ------------
Net income:
   As reported...............................  $  1,730,665    $    526,887
   Pro forma.................................  $  1,198,777    $     79,122

Basic income per common share:
   As reported...............................  $       0.26    $       0.11
   Pro forma.................................  $       0.18    $       0.02

Diluted income per common share:
   As reported...............................  $       0.23    $       0.11
   Pro forma.................................  $       0.16    $       0.02

     The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during 1999 and 1998; expected life of option of
1.5 years, expected volatility of 53% for 1999 and 80% for 1998, risk free interest rate of 6% and a 0% dividend yield. The weighted average fair value at the grant date for such options is $1.06 and $1.30 per option for the years ended December 31, 1999 and 1998.

                              TAG-IT PACIFIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Additional information relating to stock options and warrants outstanding and exercisable at December 31, 1999, summarized by exercise price is as follows:

                                                             Exercisable
                        Outstanding Weighted Average       Weighted Average
                        ------------------------------    -------------------


 Exercise Price Per                Life       Exercise              Exercise
       Share            Shares    (years)      Price      Shares     Price
---------------------   -------   -------    ---------    -------   --------
      $ 0.71            39,235     1.0        $ 0.71       39,235    $ 0.71
      $ 1.30            521,500    8.6        $ 1.30      453,917    $ 1.30
      $ 1.50            35,555     1.0        $ 1.50       35,555    $ 1.50
      $ 4.31            383,000    0.9        $ 4.31      322,919    $ 4.31
      $ 4.80            110,000    2.1        $ 4.80       27,500    $ 4.80
      $ 6.00             80,000    2.1        $ 6.00       20,000    $ 6.00
                      ---------                           -------

      $ 2.92          1,169,290    4.5        $ 2.92      899,126    $ 2.57
                      =========                           =======

     In 1994, as compensation for employment services, a key employee received warrants to purchase 14 shares of Tag-It Common Stock which, upon the Consolidation, became exercisable for 39,235 shares of Common Stock of the Company at an exercise price of $0.71 per share.

NOTE 12--INCOME TAXES

     The components of the provision (benefit) for income taxes included in the consolidated statements of income are as follows:

                                                      Year Ended December 31,
                                                    -------------------------
                                                        1999         1998
                                                    ------------  -----------
Current:
    Federal....................................     $    474,351  $    44,426
    State......................................           53,343        2,400
                                                     -----------   ----------

                                                         527,694       46,826
Deferred:
    Federal....................................          (93,025)     (44,464)
    State......................................          (16,416)      (4,049)
                                                     -----------   ----------

                                                        (109,441)     (48,513)
                                                     -----------   ----------

                                                    $    418,253  $    (1,687)
                                                     ===========   ==========

                              TAG-IT PACIFIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      A reconciliation of the statutory Federal income tax rate with the Company's effective income tax rate is as follows:

                                                     Year Ended December 31,
                                                    -------------------------
                                                       1999          1998
                                                    ------------  -----------

Current:
   Federal statutory rate......................     $       34.0%        34.0%
   State taxes net of Federal benefit..........              6.0          7.2
   Income earned from foreign subsidiaries.....             (6.7)       (12.1)
   Utilization of NOL benefit..................             (8.0)       (33.5)
   Other.......................................             (5.8)        4.1
                                                     -----------   ----------

                                                    $      19.5%  $      (0.3)%
                                                     ===========   ==========

      The primary components of temporary differences which give rise to the Company's deferred assets and deferred tax liabilities are as follows:

                                                     Year Ended December 31,
                                                    -------------------------
                                                       1999          1998
                                                    ------------  -----------

Net deferred tax liability:
   Net operating loss carryforwards...............  $    251,297      627,118
   Deferred tax liabilities (dies, film, and art        (214,874)    (181,164)
   Depreciation...................................       (88,920)     (68,213)
   Other..........................................         3,679            -
   Valuation allowance............................             -     (536,000)
                                                     -----------   ----------

                                                    $    (48,818) $  (158,259)
                                                     ===========   ==========

     At December 31, 1999, the Company's subsidiary, AGS Stationery, Inc. had Federal and state NOL carryforwards of approximately $570,000 and $954,000 respectively. The Federal NOL is available to offset future taxable income through 2011, and the state NOL expires in 2001. The Company's ability to utilize the NOL carryforwards are dependent upon the Company's ability to generate taxable income in future periods are limited in the annual amount of approximately $430,000 due to restrictions imposed under Federal and state laws upon a change in ownership. The NOL's stated above are subject to separate year loss limitations.

     Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include (i) taxable income in the current year or prior years that is available through carryback, (ii) future taxable income that will result from the reversal of existing taxable temporary difference, and
(iii) future taxable income generated by future operations. Based on an evaluation of the realizability of the deferred tax asset, management has determined that it is more likely than not that the Company will realize this tax benefit. Therefore, the valuation allowance of $536,000 that had been established for a portion of the deferred tax asset as of December 31, 1998 has been reversed for the year ended December 31, 1999.

                              TAG-IT PACIFIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13--COMMITMENTS AND CONTINGENCIES

LEASES

     The Company is a party to a number of non-cancelable operating lease agreements involving buildings and equipment which expire at various dates. The future minimum lease commitments as of December 31, 1999 are as follows:

Years Ending December 31,                 Amount
-------------------------              ------------

         2000.......................   $   557,613
         2001.......................       435,904
         2002.......................       214,519
         2003.......................        99,216
         2004.......................        25,728
                                        ----------
           Total minimum payments...   $ 1,332,980
                                        ==========

     Total rental expense for the years ended December 31, 1999 and 1998 aggregated $406,632 and $400,684, respectively.

ROYALTIES

     The Company, through its AGS Stationery, manufactured Guess? stationery products pursuant to an exclusive license with Guess? entered into as of March 1, 1996. Net sales of Guess? stationery products accounted for 7.5% of the Company's consolidated net sales for the year ended December 31, 1998. The Company was required to pay royalties of 7% on licensed stationery product sales. A royalty expense of $5,367 is included in the consolidated statement of income for the year ended December 31, 1998. Effective August 7, 1998, the Company and Guess? mutually agreed to terminate the license. However, the Company was allowed to sell-off the remaining inventory through December 1998. The termination resulted in no payoff or penalties to either party.

PROFIT SHARING PLAN

     In October 1999, the Company established a 401(k) profit-sharing plan for the benefit of qualified employees. The Company may make annual contributions to the plan as determined by the Board of Directors. There were no contributions made during the year ended December 31, 1999.

CONTINGENCIES

     The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 14--GEOGRAPHIC INFORMATION

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

                              TAG-IT PACIFIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company distributes its products internationally and has reporting requirements based on geographic regions. Revenues are attributed to countries based on the location of the customer as follows:



                                                     Year Ended December 31,
                                                    -------------------------
                                                      1999            1998
                                                    ------------  -----------
            Sales:
               United States..................      $ 12,344,418  $16,063,627
               Asia...........................         4,539,500    2,175,279
               Mexico.........................        15,500,918      569,161
                                                     -----------   ----------
                                                    $ 32,384,836  $18,808,067
                                                    ============   ==========

            Assets:
               United States..................      $  2,247,038  $ 1,065,082
               Asia...........................           233,142       76,847
               Mexico.........................           335,128      193,137
                                                     -----------   ----------
                                                    $  2,815,308  $ 1,335,066
                                                     ===========   ==========


NOTE 15--MAJOR CUSTOMER & VENDOR

     One major customer accounted for approximately 47.9% of the Company's net sales on a consolidated basis for the year ended December 31, 1999. Included in accounts receivable related party at December 31, 1999 is $2,047,057 due from this customer. Terms are net 30 days.

     One major vendor accounted for approximately 22.2% of the Company's purchases for the year ended December 31, 1999. Included in accounts payable at December 31, 1999 is $351,851 due to this vendor. Terms are net 45 days.

     There were no customers or vendors which represented in excess of 10% of the Company's sales or purchases during the year ended December 31, 1998.

NOTE 16--RELATED PARTY TRANSACTIONS

     The former President and Director of the Company is the general partner of D.P.S. Associates, a general partnership, which is the lessor of the Company's executive offices in Los Angeles, California, pursuant to a lease agreement with the Company. The lease provides for base rent of $9,072 per month and expires in April 2000.

     In October 1998, a portion of notes payable to NPM Investments, Inc., which the Chairman of the Board of the Company holds a significant interest, totaling $400,000 was converted into 266,666 shares of Common Stock of the Company. The conversion price of $1.50 per share was based on the fair market price of a share of Common Stock at the date of conversion.

     A Director of the Company controls a financial advisory firm, Averil Associates, Inc. ("Averil Associates"), which has performed various services for the Company including investigation of strategic financing and other corporate growth initiatives. As consideration of such services, AGS Stationery paid Averil Associates the aggregate amount of $26,123, plus out of pocket expenses. As additional compensation for such services, in 1997, AGS Stationery granted to Chloe Holdings, Inc., an affiliate of Averil Associates, warrants to purchase up to 135 shares of Common Stock of AGS Stationery. Effective upon the Conversion, the Chloe Warrants became exercisable for 22,841 shares of the Common Stock of the Company at $0.76 per share and the Company also paid Averil Associates an additional $175,000 upon consummation of the Company's initial public offering for services rendered in connection therewith. The Chloe warrants were exercised in November 1999.

                              TAG-IT PACIFIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In October 1998, the Company sold 2,390,000 shares of Common Stock at a purchase price per share of $1.125 to KG Investment, LLC. The Company used the $2,688,750 raised in the private placement to fund a portion of its business growth plans and operations. KG Investment is owned by Gerard Guez and Todd Kay, executive officers and significant shareholders of Tarrant Apparel Group ("Tarrant"). KG Investment has agreed that it will not seek to disposed of its shares prior to October 16, 2000, except to certain affiliated parties, without our prior written consent. KG Investment has also agreed to certain additional restrictions on the transfer and voting of the shares it purchased and has been granted piggyback registration rights.

     Commencing in December 1998, the Company began to provide trim products to Tarrant for its operations in Tehuacan, Mexico. In connection therewith, the Company purchased $2.25 million of Tarrant's existing inventory in December 1998 for resale to Tarrant. Total sales to Tarrant for the years ended December 31, 1999 and 1998 amounted to approximately $15,500,000 and $569,000. As of December 31, 1999 and 1998, accounts receivable related party included $2,047,057 and $580,000 due from Tarrant. Terms are net 30 days.

     Sales to Brilliant Digital Entertainment, a company in which two of its officers are also members of the Board of Directors of the Company, amounted to $144,000 and $143,900 for the years ended December 31, 1999 and 1998. Included in accounts receivable related party at December 31, 1999 and 1998 was $81,405 and $0 due from this related company. Terms are net 30 days.

     Included in accounts receivable related parties at December 31, 1999 and 1998 is $269,049 and $172,602, respectively, of unsecured advances to two officers and members of the Board of Directors of the Company. Advances bear interest at 7.5% and 8.5% and are due on demand.

     In August 1999, Mark Dyne, a member of the Board of Directors, loaned the Company $160,000. This indebtedness is evidence by an unsecured promissory note dated August 17, 1999. The principle, which bears an interest rate at 7% per annum, and interest are due and payable January 31, 2000.

     In June 1997, AGS Stationery entered into a Collection Date Factoring Agreement (the "Safcor Agreement") with Safcor, Inc. ("Safcor"). An officer and director of Safcor is a stockholder of the Company. Pursuant to the Safcor Agreement, AGS Stationery agreed to sell to Safcor all accounts receivable related to the sale of goods or the rendering of services by AGS Stationery for a purchase price equal to the gross amount of each account, less all discounts and credits and a factoring commission of 1.5% of the net amount of the account. The Safcor Agreement was terminated in 1998 and as of December 31, 1998, no amounts were due to Safcor.

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

NOTE 17 - SUBSEQUENT EVENTS

     On January 4, 2000, the Company entered into a joint venture distribution agreement with The Virkler Company ("TVC") whereas the Company is the exclusive distributor of specialty chemical products to customers throughout Mexico for a term of ten years. The agreement provides for the Company to receive a standard profit margin at an agreed upon percentage on sales to specified customers. The Company has the option to terminate the distribution agreement if sales of $2 million are not achieved in the initial 24-month term, increasing by 15% for each contract year thereafter.

                              TAG-IT PACIFIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In January 2000, the Company entered into a capital lease obligation to finance additional equipment purchases in the amount of $122,217. This obligation bears interest at a rate of 8.5% per annum and is to be repaid over a 36-month period, beginning in January 2001, in monthly installments of $4,199 through December 2003. Future minimum annual payments under this obligation are as follows:

     Years ending December 31,                          Amount
     ----------------------                         ------------
           2000.............................        $          -
           2001.............................              50,389
           2002.............................              50,389
           2003.............................              50,389
                                                     -----------
           Total payments...................             151,167
           Less amount representing interest              28,950
                                                     -----------
           Principal balance................        $    122,217
                                                     ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Information required by this Item 9 will appear in the proxy statement for the 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

     Information regarding executive compensation will appear in the proxy statement for the 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management will appear in the proxy statement for the 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions will appear in the proxy statement for the 2000 Annual Meeting of Stockholders, and is incorporated by this reference.

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K.

     (a) Exhibits:

         See attached Exhibit List.

     (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TAG-IT PACIFIC, INC.

                                       /S/ MICHAEL DODO
                                       -----------------------------------------
                                       By:   Michael Dodo
                                       Its:  Vice President, Administration
                                             (Principal Financial and
                                             Accounting Officer)

                                POWER OF ATTORNEY

      Each person whose signature appears below constitutes and appoints Colin Dyne and Michael Dodo, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                                           Date
---------                       -----                                           ----

      /S/ MARK DYNE             Chairman of the Board of Directors              March 27, 1999
------------------------------
Mark Dyne

      /S/ COLIN DYNE            Chief Executive Officer and Director            March 27, 1999
------------------------------
Colin Dyne

      /S/ MICHAEL DODO          Vice President, Administration                  March 27, 1999
------------------------------  (Principal Financial and Accounting Officer)
Michael Dodo

      /S/ KEVIN BERMEISTER      Director                                        March 27, 1999
------------------------------
Kevin Bermeister

                                Director                                        March __, 1999
------------------------------
Brent Cohen

      /S/MICHAEL KATZ           Director                                        March 27, 1999
------------------------------
Michael Katz

      /S/JONATHAN BURSTEIN      Director                                        March 27, 1999
------------------------------
Jonathan Burstein

      /S/ PAUL MARKILES         Director                                        March 27, 1999
------------------------------
Paul Markiles

                                  EXHIBIT INDEX

Exhibit
Number    Exhibit Description
------    -------------------

2.1 Exchange Agreement, dated October 17, 1997. Incorporated by reference to Exhibit 2.1to Form SB-2 filed on October 21, 1997, and the amendments thereto.

3.1 Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

3.2 Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

3.3 Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. Incorporated by reference to Exhibit A to the Rights Agreement filed as Exhibit 4.1 to Current Report on Form 8-K filed as of November 4, 1998.

3.4       Certificate of Amendment of Certificate of Incorporation of
          Registrant.

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

10.1      Form of Indemnification Agreement. Incorporated by reference to
          Exhibit 10.1 to Form SB-2 filed on October 21, 1997, and the amendments thereto

10.2 Lease Agreement, dated May 1, 1994, between D.P.S. Associates and Pacific Trim & Belt, Inc. Incorporated by reference to Exhibit 10.4 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.3 Lease Agreement, dated September 6, 1996, between S & S Partnership and Tag-It, Inc. Incorporated by reference to Exhibit 10.5 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.4 Lease Agreement, dated March 17, 1997, between Palobueno N.V. Ltd. and Pacific Trim & Belt, Inc. Incorporated by reference to Exhibit 10.7 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.5 Tax Indemnification Agreement between Pacific Trim & Belt, Inc. and Harold Dyne, Jonathan Burstein, Raymond Spiro and Stan Magnus. Incorporated by reference to Exhibit 10.12 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.6 Promissory Note, dated September 30, 1996, provided by Tag-It, Inc. to Harold Dyne. Incorporated by reference to Exhibit 10.21 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

Exhibit
Number    Exhibit Description
------    -------------------

10.7 Promissory Note, dated June 30, 1991, provided by Tag-It, Inc. to Harold Dyne. Incorporated by reference to Exhibit 10.23 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.8 Promissory Note, dated January 31, 1997, provided by Tag-It Inc. to Mark Dyne. Incorporated by reference to Exhibit 10.24 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.9 Promissory Note, dated February 29, 1996, provided by A.G.S. Stationary, Inc. to Monto Holdings Pty. Ltd. Incorporated by reference to Exhibit 10.25o Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.10 Promissory Note, dated January 19, 1995, provided by Pacific Trim & Belt, Inc. to Monto Holdings Pty. Ltd. Incorporated by reference to
          Exhibit 10.26 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.11 Promissory Note, dated August 23, 1996, provided by Tag-It, Inc. to NPM Investments, Inc. Incorporated by reference to Exhibit 10.28 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.12     Registrant's 1997 Stock Incentive Plan. Incorporated by reference to
          Exhibit 10.29 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.13 Form of Non-statutory Stock Option Agreement. Incorporated by reference to Exhibit 10.30 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.14 Promissory Note, dated August 31, 1997, provided by Colin Dyne to Tag-It, Inc. Incorporated by reference to Exhibit 10.31 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.15 Promissory Note, dated August 31, 1997, provided by Harold Dyne to Pacific Trim & Belt, Inc. Incorporated by reference to Exhibit 10.32 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.16 Promissory Note, dated October 15, 1997, provided by Colin Dyne to Tag-It, Inc. Incorporated by reference to Exhibit 10.33 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.17 Promissory Note, dated October 15, 1997, provided by Harold Dyne to Pacific Trim & Belt, Inc. Incorporated by reference to Exhibit 10.34 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.18 Formation Agreement of AGS Holdings L.L.C., dated as of October 17, 1997. Incorporated by reference to Exhibit 10.35 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.19 Promissory Note, dated October 21, 1997, provided by Tag-It, Inc. to NPM Investments, Inc. Incorporated by reference to Exhibit 10.36 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

Exhibit
Number    Exhibit Description
------    -------------------

10.20 Warrant Agreement, dated June 1, 1994, between Jonathan Markiles and Tag-It, Inc. Incorporated by reference to Exhibit 10.39 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.21 Form of Warrant Agreement between Registrant and Troop Meisinger Steuber & Pasich, LLP. Incorporated by reference to Exhibit 10.41 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.22 Contract for Manufacturing Services between USA and Mexico, between Tag-It, Inc. and Tag It de Mexico, S.A. de C.V. Incorporated by reference to Exhibit 10.44 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.23 Lease Agreement, dated November 15, 1997, between Mr. Abraham Beteeh Moussan and Tag It de Mexico, S.A. de CV. Incorporated by reference to
          Exhibit 10.46 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.24 Domestic Labor Regulations of Tagit de Mexico, SA de CV. Incorporated by reference to Exhibit 10.47 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.25 Promissory Note, dated October 15, 1997, provided by A.G.S. Stationary Inc. to Monto Holdings Pty. Ltd. Incorporated by reference to Exhibit
          10.48 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.26 Promissory Note, dated November 4, 1997, provided by Pacific Trim & Belt, Inc. to Monto Holdings Pty. Ltd. Incorporated by reference to
          Exhibit 10.49 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.27 Securities Purchase Agreement, dated December 31, 1997, between Registrant and Cruttenden Roth Bridge Fund, LLC. Incorporated by reference to Exhibit 10.50 to Form SB-2 filed on October 21, 1997, and the amendments thereto. Amendment to Securities Purchase Agreement, dated January 20, 1998, among Registrant, Cruttenden Roth Bridge Fund, LLC and Beta Research Corporation. Incorporated by reference to
          Exhibit 10.55 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.28 Form of Bridge Warrant granted by Registrant to Cruttenden Roth Bridge Fund, LLC and Beta Research Corporation. Incorporated by reference to
          Exhibit 10.53 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.29 Promissory Note, dated January 20, 1998, delivered by Registrant to Cruttenden Roth Bridge Fund, LLC. Incorporated by reference to Exhibit
          10.50 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.30 Promissory Note, dated January 20, 1998, delivered by the Company to Beta Research Corporation. Incorporated by reference to Exhibit 10.56 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.31 Line of Credit Agreement, dated April 30, 1998, among Sanwa Bank of California, Tag-It, Inc. and Pacific Trim & Belt, Inc. Incorporated by reference to Exhibit 10.53 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998.

Exhibit
Number    Exhibit Description
------    -------------------

10.32 Binding Letter of Understanding, dated October 14, 1998. Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed as of October 29, 1998.

10.33 Side Letter Agreement, dated October 14, 1998. Incorporated by reference to Exhibit 99.4 to Current Report Form 8-K filed as of October 29, 1998.

21.1      List of Subsidiaries of Registrant. Incorporated by reference to
          Exhibit 21.1to Form SB-2 filed on October 21, 1997, and the amendments thereto.

23.1      Consent of BDO Seidman, LLP.

24.1      Power of Attorney (included on signature page).

27.1      Financial Data Schedule.