Form 10QSB
period 2000-03-31
TAG IT PACIFIC INC
filed 2000-05-15
CIK 1047881

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2000.

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

                                  Yes ___   No X

       State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 6,777,556 shares issued and outstanding as of May 11, 2000.

Transitional Small Business Disclosure Format (check one):

                                  Yes ___   No X

================================================================================

                              TAG-IT PACIFIC, INC.
                              INDEX TO FORM 10-QSB



PART I FINANCIAL INFORMATION                                               PAGE

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets (unaudited) as of
          March 31, 2000 and December 31, 1999.............................. 3

          Consolidated Statements of Income (unaudited) for
          the Three Months Ended March 31, 2000 and 1999.................... 4

          Consolidated Statements of Cash Flows (unaudited)
          for the Three Months Ended March 31, 2000 and 1999................ 5

          Notes to Consolidated Financial Statements........................ 6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................... 8

PART II OTHER INFORMATION

Item 4.   Submission of matters to a vote of security
          holders........................................................... 15

Item 6.   Exhibits and Reports on Form 8-K.................................. 15

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                              TAG-IT PACIFIC, INC.
                           Consolidated Balance Sheets
                                   (unaudited)
                                                                               March 31,      December 31,
           Assets                                                                2000             1999
                                                                             -------------    -------------
Current Assets:
Cash and cash equivalents                                                       $  32,244       $  100,798
    Due from factor, net                                                          160,786          180,767
    Accounts receivable, trade, net                                             2,938,220        2,905,866
    Due from related parties                                                    1,905,585        2,397,511
    Inventories                                                                10,060,742       10,102,115
    Prepaid expenses and other current assets                                   1,158,687        1,133,324
                                                                             -------------    -------------
       Total current assets                                                    16,256,264       16,820,381

Property and Equipment, net of accumulated depreciation and amortization        2,997,967        2,815,308
Other assets                                                                      263,689          219,332
                                                                             -------------    -------------
Total assets                                                                  $19,517,920     $ 19,855,021
                                                                             =============    =============

                      Liabilities and Stockholders' Equity

Current Liabilities:
       Line of credit                                                         $ 5,013,962      $ 5,067,259
       Accounts payable                                                         3,946,455        4,225,661
       Accrued expenses                                                           400,500          401,789
       Income taxes payable                                                        25,351          219,310
       Notes payable                                                               25,200           25,200
       Notes payable to related parties                                           368,783          405,149
       Current portion of capital lease obligations                               264,298          254,023
                                                                             -------------    -------------
           Total current liabilities                                           10,044,549       10,598,391

Capital lease obligations, less current portion                                   300,972          346,337
Deferred income tax liability                                                      48,818           48,818
                                                                             -------------    -------------
           Total liabilities                                                   10,394,339       10,993,546

Commitments and Contingencies (Notes 4 and 5)

Stockholders' Equity:
       Preferred stock, $0.001 par value; 3,000,000 shares
        authorized; no shares issued or outstanding                                     -                -
       Common stock; $0.001 par value; 30,000,000 shares
            authorized; 6,777,556 shares issued and outstanding at
          March 31, 2000 and December 31, 1999                                      6,778            6,778
       Additional paid-in capital                                               8,748,157        8,748,157
       Retained earnings                                                          368,646          106,540
                                                                             -------------    -------------
           Total Stockholders' Equity                                           9,123,581        8,861,475
                                                                             -------------    -------------
Total Liabilities and Stockholders' Equity                                   $ 19,517,920     $ 19,855,021
                                                                             =============    =============

          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                        Consolidated Statements of Income
                                   (unaudited)

                                                               Three Months Ended March 31,
                                                            ------------------------------------
                                                                  2000                  1999
                                                            --------------        --------------
Net sales                                                    $  8,190,824          $  5,633,013
Cost of goods sold                                              5,682,670             3,623,044
                                                            --------------        --------------
    Gross profit                                                2,508,154             2,009,969

Selling expenses                                                  360,849               525,824
General and administrative expenses                             1,711,096             1,235,688
                                                            --------------        --------------
    Total operating expenses                                    2,071,945             1,761,512

Income  from operations                                           436,209               248,457
Interest expense                                                  103,119                23,678
                                                            --------------        --------------
Income before income taxes                                        333,090               224,779
Provision for income taxes                                         70,983                37,285
                                                            --------------        --------------
    Net Income                                                $   262,107           $   187,494
                                                            ==============        ==============

Basic earnings per share                                       $     0.04           $      0.03
                                                            ==============        ==============
Diluted earnings per share                                     $     0.04           $      0.03
                                                            ==============        ==============

Weighted average number of common shares outstanding:
    Basic                                                       6,777,556             6,726,677
                                                            ==============        ==============
    Diluted                                                     7,287,789             7,300,089
                                                            ==============        ==============


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                           Three Months Ended March 31,
                                                                         --------------------------------
                                                                             2000                1999
                                                                         ------------        ------------
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
     Net income                                                           $  262,107          $  187,494
     Adjustments to reconcile net income to net cash
            Depreciation and amortization                                    207,777             134,128
            Translation loss                                                       -             (37,893)
            Changes in operating assets and liabilities:
                Receivables, including related parties                       479,553              32,868
                Inventories                                                   41,373            (501,074)
                Other assets                                                 (44,357)            (20,967)
                Prepaid expenses and other current assets                    (25,363)            (15,212)
                Accounts payable                                            (279,206)            197,666
                Accounts payable, related party                                    -          (1,606,001)
                Accrued expenses                                              (1,289)            (94,019)
                Income taxes payable                                        (193,960)                  -
                                                                         ------------        ------------
     Net cash /  (used in) provided by operating activities                  446,635          (1,723,010)
                                                                         ------------        ------------
Cash flows from investing activities:
     Acquisition of property and equipment                                  (390,436)           (390,293)
                                                                         ------------        ------------
Cash flows from financing activities:
     Proceeds from bank line of credit                                             -             470,000
     Repayments on bank line of credit, net                                  (53,297)                  -
     Repayment on capital leases                                             (35,090)                  -
     Repayment on long-term debt                                                   -              (7,279)
     Repayment on notes payable to related parties                           (36,366)           (199,392)
                                                                         ------------        ------------
Net cash / (used in) provided by financing activities                       (124,753)            263,329
                                                                         ------------        ------------

Net decrease in cash                                                         (68,554)         (1,849,974)
Cash at beginning of period                                                  100,798           2,065,331
                                                                         ------------        ------------
Cash at end of period                                                     $   32,244          $  215,357
                                                                         ============        ============

   Supplemental Disclosures of Cash Flow Information:
       Cash paid during the period for:
           Interest                                                       $  122,651          $   21,329
           Income taxes                                                   $  223,017          $    3,458


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                 Notes to the Consolidated Financial Statements
                                   (unaudited)


1.   PRESENTATION OF INTERIM INFORMATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of Tag-It Pacific, Inc. and Subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-KSB for the year ended December 31, 1999.

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

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                      INCOME              SHARES         PER SHARE
THREE MONTHS ENDED MARCH 31, 2000:                  (NUMERATOR)        (DENOMINATOR)      AMOUNT
----------------------------------                  -----------        -------------     ---------

BASIC EARNINGS PER SHARE:
Income available to common stockholders              $  262,107          6,777,556       $    0.04

EFFECT OF DILUTIVE SECURITIES:
Options                                                       -            446,342               -
Warrants                                                      -             63,891               -
Shares issued                                                 -                  -               -
                                                    -----------        -----------       ----------
Income available to common stockholders              $  262,107          7,287,789       $    0.04
                                                    ===========        ===========       ==========


                                                      INCOME              SHARES         PER SHARE
THREE MONTHS ENDED MARCH 31, 1999:                  (NUMERATOR)        (DENOMINATOR)      AMOUNT
                                                    -----------        -------------     -----------
BASIC EARNINGS PER SHARE:
Income available to common stockholders              $  187,494          6,726,677       $    0.03

EFFECT OF DILUTIVE SECURITIES:
Options                                                                    451,674
Warrants                                                                   121,738
Shares issued                                                                    -
                                                    -----------         ----------       ----------
Income available to common stockholders              $  187,494          7,300,089       $     0.03
                                                    -----------         ----------       ----------


     Warrants to purchase 80,000 shares of common stock at $6.00 were outstanding for the three months ended March 31, 2000 but were not included in the computations of diluted earnings per share because the effect of exercise would have an antidilutive effect on earnings per share

     Warrant to purchase 80,000 and 110,000 shares of common stock at $6.00 and $4.80, respectively, were outstanding for the three months ended March 31, 1999 but were not included in the computations of diluted earnings per share because the effect of the exercise would be antidulitive effect on earnings per share.

4.   CONTINGENCIES

     The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operation or cash flows.

5.   SUBSEQUENT EVENT

     On April 1, 2000, the Company entered into a ten-year exclusive license and distribution agreement with Talon, Inc. and Grupo Industrial Cierres Ideal, S.A. de C.V. ("GICISA"). Tag-It Pacific will become the exclusive sales, marketing, distribution and e-commerce arm for "Talon" products for all customers in the United States; Mexico based Maquiladores, Canada and the Pacific Rim. Tag-It has been granted the exclusive license to market trim products under the name "Talon" brand. In exchange for exclusive distribution rights for the next decade, Tag-It has agreed to issue 850,000 shares of Series B Restricted Convertible Preferred Stock to Talon's parent company GICISA. After a period of 30 months the shares will be convertible into Tag-It common stock once the average share price of Tag-It common stock reaches or exceeds $ 8.00. The preferred stock is automatically convertible into shares of the Company's common stock based on a rate of one less the fraction of $2.50 over the average per share closing price of the 30-day period preceding the conversion.

The Series B Preferred stock has a liquidation preference of $.001 per share, and is entitled to receive non-cumulative dividends on an as converted basis if and when such dividends are declared on the common stock and may be redeemed by the Company under certain conditions as outlined in the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read together with the Consolidated Financial Statements of Tag-It Pacific and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

     THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF TAG-IT PACIFIC FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS; THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

     Tag-It Pacific is a single-source provider of complete brand identity programs to manufacturers of fashion driven apparel and licensed consumer products and to specialty retailers and mass merchandisers. We design and produce high-quality paper, metal and injection molded boxes, woven and leather labels, paper-hanging and bar-coded tags, metal jean buttons and custom shopping bags. We also design and/or manufacture products for a variety of major brand and private label oriented companies including Guess?, Calvin Klein, Tommy Hilfiger, A\X Armani Exchange, Warner Bros., Chorus Line, Tarrant Apparel Group and Swank, among others.

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

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                            --------------------------
                                               2000             1999
                                            -----------     ----------
Net sales                                        100.0%         100.0%
Cost of goods sold                                69.4           64.3
                                            -----------     ----------
Gross profit                                      30.6           35.7
Selling expenses                                   4.4            9.3
General and administrative expenses               20.9           21.9
                                            -----------     ----------
Operating Income                                   5.3%           4.5%
                                            ===========     ==========


     NET SALES. Net sales increased approximately $2.6 million (or 45.4%) to $8.2 million for the three months ended March 31, 2000 from $5.6 million for the three months ended March 31, 1999. The increase in net sales was primarily the result of a broader product line and an increase in trim related sales from our Tehuacan, Mexico operations to our largest customer, Tarrant Apparel Group. Tarrant Apparel Group accounted for $3.8 million of net sales (or 46.1%) during the three months ended March 31, 2000, as compared to net sales of $ 1.6 (or
28.4 %) for the three months ended March 31, 1999.

     GROSS PROFIT. Gross profit increased approximately $498,000 to $2.5 million (or 24.8%) for the three months ended March 31, 2000 from $2.0 million for the three months ended March 31, 1999. Gross margin as a percentage of net sales decreased to approximately 30.6% for the three months ended March 31, 2000 as compared to 35.7% for the three months ended March 31, 1999. The reduction was primarily due to the hiring of additional operational personnel to manage the TAG-IT TURNKEY SYSTEM. The remaining reduction was due to an increase in sales of trim products with a lower gross margin that were included within the complete trim package we offered to our customers through the TAG-IT TURNKEY system, which accounted for a least 50% of net sales for the three months ended March 31, 2000.

     SELLING EXPENSES. Selling expense decreased approximately $165,000 to $361,000 for the three months ended March 31, 2000 from $526,000 for the three months ended March 31, 1999. As a percentage of net sales, these expenses decreased to 4.4% for the three months ended March 31, 2000 compared to 9.3% for the three months ended March 31, 1999. This decrease was due to a reduction of selling expenses associated with the use of the TAG-IT TURNKEY SYSTEM. The TAG-IT TURNKEY SYSTEM accounted for a least 50% of net sales for the three months ended March 31, 2000.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $475,000 to $1.7 million for the three months ended March 31, 2000 from $1.2 million for the three month ended March 31, 1999. The increase in these expenses was due to the combination of additional staffing and expenses related to growth in our Tehuacan, Mexico and Hong Kong facilities. We hired additional customer service and marketing personnel. As a percentage of net sales, these expenses decreased to 20.9% for the three months ended March 31, 2000 compared to 21.9% for the three months ended March 31, 1999, due to an increase in net sales that exceeded the rate of increase in general and administrative expenses.

     INTEREST EXPENSE. Interest expense increased approximately $79,000 (or 336%) to $103,000 for the three months ended March 31, 2000 from $24,000 for the three months ended March 31, 1999. We used the proceeds of our January 1998 initial public offering and our October 1998 private stock sale to KG Investment, LLC to substantially reduce our use of factors, which reduced our cost of funds. We intend to continue to limit our use of factors in the future and intend to rely upon the increased bank line of credit that we renewed in October 1999 for our short-term financing needs.

     PROVISION FOR INCOME TAXES (BENEFIT). The provision for income taxes increased approximately $34,000 to $71,000 for the three months ended March 31, 2000 as compared to $37,000 for the three months ended March 31, 1999. Income taxes increased primarily due to increased operating income, offset by the use of net operating loss carry forwards from AGS Stationery, Inc. of approximately $430,000 that were available to offset our taxable income during 1999.

     NET INCOME. Net income was $262,000 for the three months ended March 31, 2000 as compared to net income of $187,000 for the three months ended March 31, 1999, due to the factors set forth above.

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

     Pursuant to the terms of our factoring agreement for our Hong Kong subsidiary's sales, our factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. As of March 31, 2000, the amount factored without recourse was approximately $161,000 and the amount due from the factor and recorded as a current asset was approximately $ 161,000. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. If the factor determines, at its discretion, to advance against the receivable, the customer's payment obligation is recorded as our receivable and the advance from the factor is recorded as a current liability. There were no outstanding advances from the factor as of March 31, 2000 and December 31, 1999.

     In October 1999, we extended our credit facility with Sanwa Bank to May 31, 2000 and increased the amount available under the line of credit from $3.0 million to $5.0 million, and obtained a $500,000 equipment line. We intend to continue to use the line of credit for working capital purposes. The line of credit interest rate is equal to the bank's reference rate, and the line of credit agreement requires us to meet certain financial covenants relating to net worth, debt to net worth, current ratio and profitability. At March 31, 2000, we were in compliance with these covenants. As of March 31, 2000, our outstanding balance on the bank facility was $5,014,000 and the interest rate was 9.0%.

     As of March 31, 2000, we had outstanding related party debt of approximately $394,000 at a weighted average interest rate of 8.2%, and additional non-related party debt of $25,200 at a weighted average interest of 10%. The majority of related-party debt is due and payable on the fifteenth day following the date of delivery of written demand for payment.

     Our receivables decreased from $5.5 million at March 31, 1999 to $5.0 million at March 31, 2000. This decrease was due primarily to a decrease in related party receivables. Of the $5.0 million in receivables at March 31, 2000, $1.9 million was due from related parties as compared to $2.4 million due from related parties at March 31, 1999.

     Net cash provided by operating activities was approximately $447,000 for the three months ended March 31, 2000 compared to $1.7 million used in operating activities for the three months ended March 31, 1999. Cash provided by operations for the three months ended March 31, 2000 resulted primarily from decreases in receivables and an increase in net income, partially offset by a decrease in accounts payable and income taxes payable. Cash used in operations for the three months ended March 31, 1999 resulted primarily from decreased accounts payable related party.

     Net cash used in investing activities was $ 390,000 for the three months ended March 31, 2000 and 1999, respectively. Net cash used in investing activities consisted primarily of capital expenditures for computer equipment upgrades and procurement of production equipment.

     Net cash used in financing activities was approximately $125,000 for the three months ended March 31, 2000 compared to $263,000 provided by financing activities for the three months ended March 31, 1999. Net cash used financing activities for the three months ended March 31, 2000 primarily reflects repayments on our capital leases and the bank line of credit. Net cash provided by financing activities for the three months ended March 31, 1999 results from proceeds from the bank line of credit, offset by reductions in loans from related parties.

     As of March 31, 2000, we had cash of approximately $32,000, as well as $486,000 remaining on our credit facility with Sanwa Bank. On April 20, 2000, Sanwa Bank increased our credit facility from $ 5.5 million to $ 10.0 million. Our new exclusive license and distribution arrangement with GICISA for the Talon product will require additional cash resources for the increased operating expenses associated with that product line. Therefore, based on our projected sales volumes and related cash flows, and our current balance sheet, we believe that we may need to obtain additional financing in order to provide adequate liquidity to fund our business growth plans and operations during the next 12 months. We are continually evaluating various financing strategies to be used to expand our business and fund future growth or acquisitions. The extent of our future capital requirements will depend, however, on many factors, including our results of operations, the size and timing of future acquisitions, if any, and the availability of additional financing. See "- Cautionary Statements and Risk Factors -- If we are unable to raise additional funds, we may be required to defer implementation of our growth strategy."

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

YEAR 2000 UPDATE

     We have not experienced any difficulties resulting from the Year 2000 problem, which is the processing of date-sensitive information by the information technology systems used by us and our key customers and vendors. The Year 2000 problem is the result of computer programs being written using two digits to define the applicable year, which could result in computer programs recognizing a date using "00" as the year 1900 rather than 2000, thereby causing miscalculations or system failures. We do not currently anticipate any future Year 2000 problems in the future.

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

     IF WE LOSE ANY OF OUR THREE LARGEST CUSTOMERS, OUR SALES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED. Our three largest customers, Tarrant Apparel Group, Swank, which is a licensee of Yves Saint Laurent, Kenneth Cole, Geoffrey Beene and Pierre Cardin, and Guess? accounted for approximately 47.9%, 5.2% and 3.2%, respectively, of our net sales, on a consolidated basis, for the year ended December 31, 1999, and approximately 3%, 12.5% and 16.3%, respectively, of our net sales, on a consolidated basis, for the year ended December 31, 1998. We may not be able to derive the same level of sales from these customers in the future. The termination of our business relationship with these or any of our other significant customers or a material reduction in sales to a significant customer could significantly reduce our revenue.

     IF WE ARE NOT ABLE TO MANAGE OUR RAPID EXPANSION AND GROWTH, OUR REVENUES WILL BE ADVERSELY AFFECTED. Our subsidiaries have been operated under family management since they were formed and have recently significantly expanded their operations. The growth of our operations and activities has placed and will continue to place a significant strain on our management, operational, financial and accounting resources. If we cannot implement and improve our financial and management information and reporting systems, we will not be able to implement our growth strategies and our revenues will be adversely affected. In addition, we will not be able to manage future growth, if any, and increase production levels and continue to market and distribute our products, if we cannot hire, train, motivate and manage new employees, including management and operating personnel, and integrate them into our overall operations and culture.

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

     WE DEPEND ON KEY MANAGEMENT, DESIGN AND SALES PERSONNEL TO OBTAIN AND SECURE ACCOUNTS AND GENERATE SALES. Our success has and will continue to depend to a significant extent upon certain key management and design and sales personnel, many of whom would be difficult to replace, particularly Colin Dyne, our Chief Executive Officer. Colin Dyne is not bound by an employment agreement nor is he the subject of key man insurance. The loss of the services of Colin Dyne or the services of other key employees could have a material adverse effect on our business, including our ability to establish and maintain client relationships. Our future success will depend in large part upon our ability to identify, attract, assimilate, retain and motivate personnel with a variety of design, sales, operating and managerial skills. We may not be able to do so.

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

     IF WE EXPERIENCE DISRUPTIONS AT ANY OF OUR FOREIGN PRODUCTION FACILITIES, WE WILL NOT BE ABLE TO MEET OUR PRODUCTION OBLIGATIONS AND MAY LOSE SALES AND CUSTOMERS. Some of our products are assembled or finished at our foreign assembly facilities. Currently, we do not operate duplicate facilities in different geographic areas. Therefore, in the event of a disruption in the region, in which we maintain our facilities, we cannot shift manufacturing operations to a different geographic region and we may be required to cease or limit our assembly or finishing operations. This may cause us to lose sales and customers. The types of disruptions that may occur include:

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

     IF OUR OVERSEAS SUPPLIERS DO NOT SHIP ORDERS TO US IN A TIMELY MANNER, WE MAY LOSE SALES OR BE FORCED TO REDUCE SALES PRICES OF OUR PRODUCTS. We could miss our customers' delivery requirements if our overseas contractors or suppliers do not ship orders to us in a timely manner. If we fail to deliver products on time, our customers could cancel orders, refuse to accept deliveries or require us to reduce the sales price of the delivered products.

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

                                     PART II

                                OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit 27.1         Financial Data Schedule

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the period covered by this quarterly report.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 11, 2000                  TAG-IT PACIFIC, INC.

                                    /S/   MICHAEL DODO
                                    ---------------------------------
                                    By:   Michael Dodo
                                    Its:  Vice President, Administration
                                          (Principal Financial & Accounting
                                          Officer)