Form 10QSB
period 2000-06-30
TAG IT PACIFIC INC
filed 2000-08-14
CIK 1047881

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 30, 2000.

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


                                 (323) 234-9606
                           (Issuer's Telephone Number)

                               Yes              No   X
                                   -----           ---

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 6,777,556 shares issued and outstanding as of August __, 2000.

Transitional Small Business Disclosure Format (check one):

                               Yes              No   X
                                   -----           ---

                              TAG-IT PACIFIC, INC.
                              INDEX TO FORM 10-QSB


PART I   FINANCIAL INFORMATION                                             PAGE

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets (unaudited) as of June 30, 2000 and December 31, 1999...........................................  3

         Consolidated Statements of Income (unaudited) for the
           Three Months and Six Months Ended June 30, 2000 and 1999........  4

         Consolidated Statements of Cash Flows (unaudited) for the
           Six Months Ended June 30, 2000 and 1999.........................  5

         Notes to Consolidated Financial Statements........................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  8

PART II  OTHER INFORMATION

Item 2.  Changes in Securities............................................. 16

Item 6.  Exhibits and Reports on Form 8-K.................................. 16

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

                              TAG-IT PACIFIC, INC.
                           Consolidated Balance Sheets


                                                                                          June 30,
Assets                                                                                 --------------       December 31,
                                                                                            2000                1999
                                                                                         (unaudited)      --------------
Current assets:
Cash and cash equivalents                                                            $        494,120     $       100,798
   Due from factor, net                                                                        76,366             180,767
   Accounts receivable, trade, net                                                          3,151,214           2,905,866
   Due from related parties                                                                 4,942,944           2,397,511
   Inventories                                                                             11,419,272          10,102,115
   Prepaid expenses and other current assets                                                  995,269           1,133,324
                                                                                       ---------------      --------------
      Total current assets                                                                 21,079,185          16,820,381

Property and equipment, net of accumulated depreciation and amortization                    3,341,119           2,815,308
Other assets                                                                                1,542,651             219,332
                                                                                       ---------------      --------------
Total assets                                                                         $     25,962,955     $    19,855,021
                                                                                       ---------------      --------------

Liabilities and Stockholders' Equity

Current liabilities:
   Line of credit                                                                    $      6,313,962     $     5,067,259
   Accounts payable                                                                         6,909,166           4,225,661
   Accrued expenses                                                                           795,687             401,789
   Income taxes payable                                                                       181,767             219,310
   Notes payable                                                                               25,200              25,200
   Notes payable to related parties                                                           335,883             405,149
   Current portion of capital lease obligations                                               239,098             254,023
                                                                                       ---------------      --------------
     Total current liabilities                                                             14,800,763          10,598,391

Capital lease obligations, less current portion                                               244,342             346,337
Deferred income tax liability                                                                  48,818              48,818
                                                                                       ---------------      --------------
     Total liabilities                                                                     15,093,923          10,993,546

Commitments and Contingencies (Notes 4)

Stockholders' Equity:
   Preferred stock, $0.001 par value; 3,000,000 shares authorized; 850,000
     shares issued and outstanding at June 30, 2000                                         1,400,000                   -
   Common stock; $0.001 par value; 30,000,000 shares authorized; 6,777,556
     shares issued and outstanding at June 30, 2000 and December 31, 1999                       6,778               6,778
   Additional paid-in capital                                                               8,748,157           8,748,157
   Retained earnings                                                                          714,097             106,540
                                                                                       ---------------      --------------
     Total stockholders' equity                                                            10,869,032           8,861,475
                                                                                       ---------------      --------------
Total liabilities and stockholders' equity                                           $     25,962,955     $    19,855,021
                                                                                       ---------------      --------------

          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                        Consolidated Statements of Income
                                   (unaudited)


                                                                  Three Months Ended June 30,        Six Months Ended June 31,
                                                                 -------------------------------    -----------------------------
                                                                     2000              1999            2000             1999
                                                                 -------------     -------------    ------------     ------------
Net sales                                                      $   11,358,627    $    8,179,479   $  19,549,451    $  13,812,492
Cost of goods sold                                                  8,065,229         5,513,179      13,747,899        9,136,223
                                                                 -------------     -------------    ------------     ------------
   Gross profit                                                     3,293,398         2,666,300       5,801,552        4,676,269

Selling expenses                                                      424,793           462,974         785,642          988,798
General and administrative expenses                                 2,268,172         1,777,028       3,979,268        3,012,716
                                                                 -------------     -------------    ------------     ------------
   Total operating expenses                                         2,692,965         2,240,002       4,764,910        4,001,514

Income from operations                                                600,433           426,298       1,036,642          674,755
Interest expense, net                                                 121,321            42,089         224,440           65,767
                                                                 -------------     -------------    ------------     ------------
Income before income taxes                                            479,112           384,209         812,202          608,988
Provision for income taxes                                            133,661            20,726         204,644           58,011
                                                                 -------------     -------------    ------------     ------------
   Net Income                                                  $      345,451    $      363,483   $     607,558    $     550,977
                                                                 -------------     -------------    ------------     ------------

Basic earnings per share                                       $         0.05    $         0.05   $        0.09    $        0.08
                                                                 -------------     -------------    ------------     ------------
Diluted earnings per share                                     $         0.05    $         0.05   $        0.08    $        0.08
                                                                 -------------     -------------    ------------     ------------
                                                                                                    ------------     ------------

Weighted average number of common shares outstanding:
   Basic                                                            6,777,556         6,726,677       6,777,556        6,726,677
                                                                                                    ------------     ------------
                                                                 -------------     -------------    ------------     ------------
   Diluted                                                          7,264,966         7,275,318       7,284,287        7,288,442
                                                                 -------------     -------------    ------------     ------------

          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                        Six Months Ended June 30,
                                                                     --------------------------------
                                                                         2000               1999
                                                                     -------------       ------------
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities:
   Net income                                                      $      607,558      $     550,977
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization                                        458,328            283,236
     Increase in allowance for doubtful accounts                          156,122                  -
     Gain on sale of assets                                               (14,584)                 -
     Translation gain                                                           -             20,912
   Changes in operating assets and liabilities:
     Receivables, including related parties                            (2,560,027)        (1,779,325)
     Inventories                                                       (1,317,157)          (788,580)
     Other assets                                                          41,682            (49,661)
     Prepaid expenses and other current assets                            138,055            (31,607)
     Accounts payable                                                   2,683,505          1,408,052
     Accounts payable, related party                                            -         (1,588,827)
     Accrued expenses                                                     393,896             10,654
     Income taxes payable                                                 (37,543)                -
                                                                     -------------       ------------
Net cash provided by (used in) operating activities                       549,835         (1,964,169)
                                                                     -------------       ------------
Cash flows from investing activities:
   Additional loans to related parties                                   (282,475)                -
   Proceeds from sale of assets                                            17,000                 -
   Acquisition of property and equipment                                 (951,555)          (871,375)
                                                                     -------------       ------------
Net cash used in investing activities                                  (1,217,030)          (871,375)
                                                                     -------------       ------------
Cash flows from financing activities:
   Bank overdraft                                                               -            231,107
   Proceeds from bank line of credit, net                               1,246,703            720,000
   Repayment of capital lease obligations                                (116,920)                 -
   Proceeds from long-term debt                                                 -             19,091
   Repayment of long-term debt                                                  -             (2,382)
   Repayment of notes payable to related parties                          (69,266)          (197,603)
                                                                     -------------       ------------
Net cash provided by financing activities                               1,060,517            770,213
                                                                     -------------       ------------
Net increase (decrease) in cash                                           393,322         (2,065,331)
Cash at beginning of period                                               100,798          2,065,331
                                                                     -------------       ------------
Cash at end of period                                              $      494,120      $           -
                                                                     =============       ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                      $      246,468      $      85,815
     Income taxes                                                         223,017              6,053
   Preferred stock issued in exchange for distribution rights           1,400,000                  -



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

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


                                                 INCOME               SHARES            PER SHARE
THREE MONTHS ENDED JUNE 30, 2000:              (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                              --------------     -----------------      -----------
BASIC EARNINGS PER SHARE:

Income available to common stockholders     $       345,451             6,777,556     $       0.05

EFFECT OF DILUTIVE SECURITIES:

Options                                                                   429,894
Warrants                                                                   57,516
Shares issued                                                                   -
                                              --------------     -----------------      -----------
Income available to common stockholders     $       345,451             7,264,966     $       0.05
                                              --------------     -----------------      -----------

                                                 INCOME               SHARES            PER SHARE
THREE MONTHS ENDED JUNE 30, 1999:              (NUMERATOR)        (DENOMINATOR)          AMOUNT
---------------------------------
                                              --------------     -----------------     ------------
BASIC EARNINGS PER SHARE:

Income available to common stockholders     $       363,483             6,726,677    $        0.05

EFFECT OF DILUTIVE SECURITIES:

Options                                                   -               441,833                -
Warrants                                                  -               106,808                -
Shares issued                                             -                     -                -
                                              --------------     -----------------     ------------
Income available to common stockholders     $       363,483             7,275,318    $        0.05
                                              --------------     -----------------     ------------

                                                            INCOME               SHARES            PER SHARE
SIX MONTHS ENDED JUNE 30, 2000:                           (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                         --------------     -----------------      -----------
BASIC EARNINGS PER SHARE:

Income available to common stockholders                $       607,558             6,777,556     $       0.09

EFFECT OF DILUTIVE SECURITIES:

Options                                                                              446,400
Warrants                                                                              60,331
Shares issued                                                                              -
                                                         --------------     -----------------      -----------
Income available to common stockholders                $       607,558             7,284,287     $       0.08
                                                         --------------     -----------------      -----------

                                                            INCOME               SHARES            PER SHARE
SIX MONTHS ENDED JUNE 30, 1999:                           (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                                         --------------     -----------------      -----------
BASIC EARNINGS PER SHARE:

Income available to common stockholders                $       550,977             6,726,677     $       0.08

EFFECT OF DILUTIVE SECURITIES:

Options                                                                              447,047
Warrants                                                                             114,718
Shares issued                                                                              -
                                                         --------------     -----------------      -----------
Income available to common stockholders                $       550,977             7,288,442     $       0.08
                                                         --------------     -----------------      -----------

         Warrants to purchase 80,000 shares of common stock at $6.00 were outstanding for the six months ended June 30, 2000 but were not included in the computation of diluted earnings per share because the effect of exercise would have an antidilutive effect on earnings per share.

         Warrant to purchase 80,000 and 110,000 shares of common stock at $6.00 and $4.80, respectively, were outstanding for the three months ended June 30, 2000 and 1999 and for the six months ended June 30, 1999, but were not included in the computations of diluted earnings per share because the effect of the exercise would have an antidulitive effect on earnings per share.

3.       CONTINGENCIES

         The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that would have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

4.       PREFERRED STOCK

         On April 3, 2000, the Company entered into a ten-year exclusive license and distribution agreement with Talon, Inc. and Grupo Industrial Cierres Ideal, S.A. de C.V. ("GICISA"). Under this agreement, Tag-It Pacific, Inc. is the exclusive sales, marketing, distribution and e-commerce arm for "Talon" products for all customers in the United States, Mexico based Maquiladores, Canada and the Pacific Rim and has the exclusive license to market trim products under the "Talon" brand name. In exchange for these exclusive distribution rights, the Company agreed to issue 850,000 shares of Series B Convertible Preferred Stock to Talon's parent company GICISA. After a period of 30 months, the shares will be convertible into the Company's common stock once the average price per share of the Company's common stock reaches or exceeds $8.00 for a 30-day consecutive period. The preferred stock is automatically convertible into shares of the Company's common stock based on a rate of one minus the fraction of $2.50 over the average per share closing price of the Company's common stock for the 30-day period preceding the conversion.

         The Series B Convertible Preferred stock has a liquidation preference of $.001 per share, and is entitled to receive non-cumulative dividends on an as converted basis, if and when, such dividends are declared on the Company's common stock and may be redeemed by the Company under certain conditions as outlined in the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read together with the Consolidated Financial Statements of Tag-It Pacific and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF TAG-IT PACIFIC FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS; THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

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

         We have developed and expanded the use of TAG-IT TURNKEY TM, our proprietary business-to-business e-commerce system. TAG-IT TURNKEY is a complete supply-chain management system that allows us to provide our customers with a customized, comprehensive system for the management of their brand identity programs. TAG-IT TURNKEY provides our customers with assistance in the ordering, production, inventory management and just-in-time worldwide distribution of their trim and packaging requirements. Traditionally, manufacturers of apparel products have been required to operate their own apparel trim departments, which requires a significant amount of infrastructure to coordinate the buying of trim products from a large number of vendors. Inefficient trim departments result in production delays. TAG-IT TURNKEY helps to eliminate a manufacturer's need to maintain a trim department in an efficient and cost-effective manner.

         We have assembled a team of creative design personnel, sales representatives, assembly workers, program managers and global production and distribution coordinators in our various facilities located throughout the United States and Mexico, Hong Kong and the Dominican Republic. We believe our innovative designs and global manufacturing and distribution operations will enable us to take advantage of and address the increasingly complicated requirements of the large and expanding demand for effective brand identity programs.

         Revenues for all of our product lines are recognized at the time of product shipment. Cost of goods sold consists primarily of raw material and finished good purchases, direct labor, certain overhead, art and design costs associated with product development, die and printing plate charges, finishing costs and freight-in costs.

         We develop photographic films and dies and design art images that are used for various products. Development costs associated with films, dies and designs that are deemed to have no future use are expensed as incurred. Development costs associated with films, dies and designs that are deemed to have future use are capitalized and amortized over three years on a straight-line basis.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                JUNE 30,                     JUNE 30,
                                        -------------------------     ------------------------
                                          2000           1999           2000           1999
                                        ---------      ----------     ----------     ---------
Net sales                                  100.0 %         100.0 %        100.0 %       100.0 %
Cost of goods sold                          71.0            67.4           70.3          66.1
                                        ---------      ----------     ----------     ---------
Gross profit                                29.0            32.6           29.7          33.9
Selling expenses                             3.7             5.7            4.0           7.2
General and administrative expenses         20.0            21.7           20.4          21.8
                                        ---------      ----------     ----------     ---------
Operating Income                             5.3             5.2 %          5.3 %         4.9 %
                                        =========      ==========     ==========     =========

         NET SALES. Net sales increased approximately $3.2 million (or 38.9%) to $11.4 million for the three months ended June 30, 2000 from $8.2 million for the three months ended June 30, 1999. The increase in net sales was primarily the result of an increase in trim related sales from our Tehuacan, Mexico, operation which accounted for approximately $5.7 million of net sales (or 50.2%) during the three months ended June 30, 2000, as compared to net sales of $ 4.5 million (or 55.0 %) for the three months ended June 30, 1999.

         Net sales increased approximately $5.7 million (or 41.5%) to $19.5 million for the six months ended June 30, 2000 from $13.8 million for the six months ended June 30, 1999. The increase in net sales was primarily the result of an increase in sales from our Tehuacan, Mexico, operation which accounted for approximately $9.5 million of net sales (or 48.6%) for the six months ended June 30, 2000 compared to $6.1 million (or 44.1%) for the six months ended June 30, 1999.

         GROSS PROFIT. Gross profit increased approximately $627,000 to $3.3 million (or 23.5%) for the three months ended June 30, 2000 from $2.7 million for the three months ended June 30, 1999. Gross margin as a percentage of net sales decreased to 29.0% for the three months ended June 30, 2000 as compared to 32.6% for the three months ended June 30, 1999. The reduction was primarily due to an increase in sales of trim products with lower gross margins that were included within the complete trim package we offered to our customers through the TAG-IT TURNKEY system, which accounted for in excess of 65% of net sales for the three months ended June 30, 2000.

         Gross profit increased approximately $1,125,000 to $5.8 million (or 24.1%) for the six months ended June 30, 2000 from $4.7 million for the six months ended June 30, 1999. Gross margin as a percentage of net sales decreased to 29.7% for the six months ended June 30, 2000 as compared to 33.9% for the six months ended June 30.1999 due to the reason stated above.

         SELLING EXPENSES. Selling expenses decreased approximately $38,000 (or 8.2%) to $424,000 for the three months ended June 30, 2000 from $463,000 for the three months ended June 30, 1999. As a percentage of net sales, these expenses decreased to 3.7% for the three months ended June 30, 2000 compared to 5.7% for the three months ended June 30, 1999. This decrease was due to a reduction of selling expenses associated with the increased sales volume under the TAG-IT TURNKEY SYSTEM, which accounted for in excess of 65% of net sales for the three months ended June 30, 2000.

         Selling expenses decreased approximately $203,000 (or 20.5%) to $786,000 for the six months ended June 30, 2000 from $989,000 for the six months ended June 30, 1999. As a percentage of net sales, these expenses decreased to 4.0% for the six months ended June 30, 2000 compared to 7.2% for the six months ended June 30, 1999, due to the reason stated above.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $491,000 to $2.3 million for the three months ended June 30, 2000 from $1.8 million for the three month ended June 30, 1999. The increase in these expenses was due to additional staffing (including the addition of customer service and marketing personnel) and other expenses related to growth in our Tehuacan, Mexico and Hong Kong facilities. As a percentage of net sales, these expenses decreased to 20.0% for the three months ended June 30, 2000 compared to 21.7% for the three months ended June 1999, due to an increase in net sales that exceeded the rate of increase in general and administrative expenses.

         General and administrative expenses increased approximately $967,000 to $4.0 million for the six months ended June 30, 2000 from $3.0 million for the six months ended June 30, 1999. As a percentage of net sales, these expenses decreased to 20.4% for the six months ended June 30, 2000 compared to 21.8% for the six months ended June 30, 1999, due to the reason stated above.

         INTEREST EXPENSE. Interest expense increased approximately $79,000 (or 188.2%) to $121,000 for the three months ended June 30, 2000 from $42,000 for the three months ended June 30, 1999, and approximately $159,000 (or 241.3%) to $224,000 for the six months ended June 30, 2000 from $66,000 for the six months ended June 30, 1999. We used the proceeds of our January 1998 initial public offering and our October 1998 private stock sale to KG Investment, LLC to substantially reduce our use of factors, which reduced our cost of funds and bank borrowings during 1999. Increased borrowings under our credit facility due to expanded operations also contributed to the increase in interest expense for the three months and six months ended June 30, 2000, compared to the same periods in 1999. We intend to continue to limit our use of factors in the future and intend to continue to rely upon the increased credit facility for our short-term financing needs.

         PROVISION FOR INCOME TAXES (BENEFIT). The provision for income taxes increased approximately $113,000 to $134,000 for the three months ended June 30, 2000 as compared to $21,000 for the three months ended June 30, 1999, and approximately $147,000 to $205,000 for the six months ended June 30, 2000 as compared to $58,000 for the six months ended June 30, 1999. Income taxes increased primarily due to increased operating income, offset by the use of net operating loss carry forwards from AGS Stationery, Inc. of approximately $430,000 that were available to offset taxable income during 1999.

         NET INCOME. Net income was $345,000 for the three months ended June 30, 2000 as compared to net income of $363,000 for the three months ended June 30, 1999, and $608,000 for the six months ended June 30, 2000 as compared to $551,000 for the six months ended June 30, 1999, due to the factors set forth above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company currently satisfies its working capital requirements primarily through cash flows generated from operations and borrowings under its credit agreement with Sanwa Bank. On April 20, 2000, the amount available under the line of credit was increased from $5 million to $10 million, which includes a $1 million equipment line. The line of credit interest rate is equal to the bank's reference rate, and the line of credit agreement requires that the Company meet certain financial covenants relating to net worth, debt to net worth, current ratio, cash flow and profitability. At June 30, 2000, the Company was in compliance with these covenants. The bank has extended the credit agreement through August 31, 2000 and the Company is currently negotiating with the bank to renew its credit facility.

         As of June 30, 2000, we had outstanding related party debt of approximately $336,000 at a weighted average interest rate of 8.2%, and additional non-related party debt of $25,200 at an interest rate of 10%. The majority of related-party debt is due and payable on the fifteenth day following the date of delivery of written demand for payment.

         Our receivables increased from $5.4 million at June 30, 1999 to $8.1 million at June 30, 2000. This increase was due primarily to an increase in related party trade receivables.

         Net cash provided by operating activities was approximately $550,000 for the six months ended June 30, 2000 compared to $2.0 million used in operating activities for the six months ended June 30, 1999. Cash provided by operations for the six months ended June 30, 2000 resulted primarily from increases in accounts payable, accrued expenses and net income, offset by increases in accounts receivable and inventories. Cash used in operations for the six months ended June 30, 1999 resulted primarily from decreased accounts payable due to a related party.

         Net cash used in investing activities was $1,217,000 and $871,000 for the six months ended June 30, 2000 and 1999, respectively. Net cash used in investing activities consisted primarily of capital expenditures for computer equipment upgrades and procurement of production equipment.

         Net cash provided by financing activities was approximately $1,061,000 for the six months ended June 30, 2000 compared to $770,000 for the six months ended June 30, 1999. Net cash provided by financing activities for the six months ended June 30, 2000 primarily relates to additional borrowings under the line of credit facility with the bank. Net cash provided by financing activities for the six months ended June 30, 1999 resulted primarily from the proceeds from the bank line of credit, offset by the repayment of loans from related parties.

         As of June 30, 2000, we had cash of approximately $494,000, as well as $2,686,000 remaining on our credit facility with Sanwa Bank. Our new exclusive license and distribution arrangement with GICISA for the Talon product will require additional cash resources for the increased operating expenses associated with that product line. Therefore, based on our projected sales volumes and related cash flows, and our current balance sheet, we believe that we may need to obtain additional financing in order to provide adequate liquidity to fund our business growth plans and operations during the next 12 months. We are continually evaluating various financing strategies to be used to expand our business and fund future growth or acquisitions. The extent of our future capital requirements will depend, however, on many factors, including our results of operations, the size and timing of future acquisitions, if any, and the availability of additional financing. See "- Cautionary Statements and Risk Factors -- If we are unable to raise additional funds, we may be required to defer implementation of our growth strategy."

YEAR 2000 UPDATE

         We have not experienced any difficulties resulting from the Year 2000 problem, which is the processing of date-sensitive information by the information technology systems used by us and our key customers and vendors. The Year 2000 problem is the result of computer programs being written using two digits to define the applicable year, which could result in computer programs recognizing a date using "00" as the year 1900 rather than 2000, thereby causing miscalculations or system failures. We do not currently anticipate any Year 2000 problems in the future.

CAUTIONARY STATEMENTS AND RISK FACTORS

         Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ from those projected or forecasted are included in the statements below. In addition to other information contained in this report, readers should carefully consider the following cautionary statements and risk factors.

         IF WE LOSE ANY OF OUR THREE LARGEST CUSTOMERS, OUR SALES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED. Our three largest customers accounted for approximately 47.9%, 5.2% and 3.2% of our net sales, on a consolidated basis, for the year ended December 31, 1999, and approximately 48.6%, 2.4% and 3.6% of our net sales, on a consolidated basis, for the six months ended June 30, 2000. We may not be able to derive the same level of sales from these customers in the future. The termination of our business relationship with these or any of our other significant customers or a material reduction in sales to a significant customer could significantly reduce our revenue.

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

          o    changes in our product mix.

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

         IF WE DO NOT IMPROVE AND INTEGRATE OUR INFORMATION AND MANAGEMENT SYSTEMS, WE WILL NOT BE ABLE TO EFFICIENTLY MANAGE OUR OPERATIONS IN HONG KONG, MEXICO AND THE UNITED STATES AND IMPLEMENT OUR GROWTH STRATEGIES. We must continue to consolidate and centralize the management of our subsidiaries and significantly expand and improve our financial and operating controls. Additionally, we must effectively integrate all the information systems of Hong Kong and Mexico with the information systems of our principal offices in Los Angeles. We cannot be certain that we will be successful in doing so.

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

         BECAUSE OUR OFFICERS AND DIRECTORS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, THEY MAY BE ABLE TO INFLUENCE STOCKHOLDER VOTES AND DISCOURAGE OTHERS FROM ATTEMPTING TO ACQUIRE US. As of December 31, 1999, our officers and directors and their affiliates owned approximately 19.4% of the outstanding shares of our common stock. The Dyne family, which includes Mark Dyne, Colin Dyne, Larry Dyne, Jonathan Burstein and the estate of Harold Dyne, owned approximately 27.2% of the outstanding shares of the Company's common stock. KG Investments, LLC, a significant stockholder, owned approximately 35.3% of the outstanding shares of our common stock with certain transfer and voting restrictions. As a result, our officers and directors, the Dyne family and KG Investments, LLC are able to exert influence over the outcome of all matters submitted to a vote of the holders of our common stock, including the election of our board of directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

                                     PART II

                                OTHER INFORMATION


ITEM 2.        CHANGES IN SECURITIES

               In accordance with the license and distribution agreement entered into by the Company on April 3, 2000, the Company issued 850,000 shares of Series B Convertible Preferred Stock. After a period of 30 months, the preferred stock is convertible into the Company's common stock once the average price per share of the Company's common stock reaches or exceeds $8.00 for a 30-day consecutive period. The preferred stock is automatically convertible into shares of the Company's common stock based on a rate of one minus the fraction of $2.50 over the average per share closing price of the Company's common stock for the 30-day period preceding the conversion. The Series B Convertible Preferred stock has a liquidation preference of $.001 per share, and is entitled to receive non-cumulative dividends on an as converted basis if and when such dividends are declared on the Company's common stock and may be redeemed by the Company under certain conditions as outlined in the agreement.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits:

               3.1 Certificate of Designations of Series B Convertible Preferred Stock of Tag-it Pacific, Inc.

               10.1 Series B Convertible Preferred Stock Agreement.

               10.2 Talon License and Distribution Agreement 1.

               27.1 Financial Data Schedule.

               1 Confidential treatment has been requested for this agreement.

      (b)      Reports on Form 8-K.

               No reports on Form 8-K were filed during the period covered by this quarterly report.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August __, 2000                         TAG-IT PACIFIC, INC.

                                                  /S/ RONDA SALLMEN
                                               --------------------------------
                                               By:    Ronda Sallmen
                                               Its:   Chief Financial Officer