Form 10QSB
period 2000-09-30
TAG IT PACIFIC INC
filed 2000-11-14
CIK 1047881

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2000.

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

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 6,787,556 shares issued and outstanding as of November 14, 2000.

Transitional Small Business Disclosure Format (check one):

                               Yes          No   X
                                   ---         ----


================================================================================

                              TAG-IT PACIFIC, INC.
                              INDEX TO FORM 10-QSB



PART I      FINANCIAL INFORMATION                                                            PAGE
                                                                                             ----

Item 1.     Consolidated Financial Statements:

            Consolidated Balance Sheets (unaudited) as of September 30, 2000
              and December 31, 1999........................................................    3

            Consolidated Statements of Income (unaudited) for the
              Three Months and Nine Months Ended September 30, 2000 and 1999...............    4

            Consolidated Statements of Cash Flows (unaudited) for the
               Nine Months Ended September 30, 2000 and 1999...............................    5

               Notes to Consolidated Financial Statements..................................    6

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................................    9

PART II     OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K........................................   17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

                              TAG-IT PACIFIC, INC.
                           Consolidated Balance Sheets



Assets                                                                September 30,      December 31,
                                                                           2000             1999
                                                                      -------------     -------------
                                                                        (unaudited)
Current assets:
Cash and cash equivalents                                             $           -    $    100,798
   Due from factor, net                                                      72,498         180,767
   Accounts receivable, trade, net                                        7,632,139       2,905,866
   Due from related parties                                               8,220,016       2,397,511
   Inventories                                                           15,821,277      10,102,115
   Prepaid expenses and other current assets                              1,054,206       1,133,324
                                                                      -------------    ------------
     Total current assets                                                32,800,136      16,820,381

Property and equipment, net of
   accumulated depreciation and amortization                              3,741,339       2,815,308
Other assets                                                              1,488,377         219,332
                                                                      -------------    ------------
Total assets                                                          $  38,029,852    $ 19,855,021
                                                                      =============    ============

Liabilities and Stockholders' Equity

Current liabilities:
  Bank overdraft                                                      $     770,133    $          -
  Line of credit                                                          8,888,846       5,067,259
  Accounts payable                                                       11,663,888       4,225,661
  Accrued expenses                                                        1,552,784         401,789
  Income taxes payable                                                      379,861         219,310
  Notes payable                                                              25,200          25,200
  Notes payable to related parties                                          265,001         405,149
  Current portion of capital lease obligations                              243,303         254,023
                                                                      ------------     ------------
    Total current liabilities                                            23,789,016      10,598,391

Capital lease obligations, less current portion                             182,186         346,337
Subordinated note payable to related party                                2,558,024               -
Deferred income tax liability                                                48,818          48,818
                                                                      -------------    ------------
    Total liabilities                                                    26,578,044      10,993,546

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock Series A, $0.001 par value; 250,000 shares
    authorized; no shares outstanding                                             -               -
  Preferred stock Series B, $0.001 par value; 3,000,000 shares authorized; 850,000 shares issued and outstanding at
    September 30, 2000                                                    1,400,000               -
  Common stock; $0.001 par value; 30,000,000 shares authorized;
    6,787,556 shares issued and outstanding at September 30,
    2000; 6,777,556 shares issued and outstanding at December 31,
    1999                                                                      6,788           6,778
  Additional paid-in capital                                              8,784,861       8,748,157
  Retained earnings                                                       1,260,159         106,540
                                                                      -------------    ------------
    Total stockholders' equity                                           11,451,808       8,861,475
                                                                      -------------    ------------
Total liabilities and stockholders' equity                            $  38,029,852    $ 19,855,021
                                                                      =============    ============

                 See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                        Consolidated Statements of Income
                                   (unaudited)



                                                         Three Months Ended          Nine Months Ended
                                                           September 30,               September 30,
                                                      -------------------------   ------------------------
                                                        2000          1999          2000          1999
                                                      ----------  -------------   ----------    ----------

Net sales                                           $17,514,988   $ 10,226,746  $ 37,064,439  $24,039,238
Cost of goods sold                                   13,329,945      6,796,930    27,077,844   15,933,153
                                                     -----------  ------------  ------------  ------------
   Gross profit                                       4,185,043      3,429,816     9,986,595    8,106,085

Selling expenses                                        741,312        418,265    1,526,954     1,407,063
General and administrative expenses                   2,497,979      2,128,645    6,477,247     5,141,361
                                                      ---------   ------------- ------------    ---------
   Total operating expenses                           3,239,291      2,546,910    8,004,201     6,548,424

Income from operations                                  945,752        882,906    1,982,394     1,557,661
Interest expense, net                                   187,710         72,849      412,150       138,616
                                                      ---------   ------------- ------------    ---------
Income before income taxes                              758,042        810,057    1,570,244     1,419,045
Provision for income taxes                              211,981        163,589      416,625       221,600
                                                      ---------   ------------  -----------     ---------
   Net Income                                        $  546,061   $    646,468  $ 1,153,619   $ 1,197,445
                                                     ==========   ============  ===========   ===========

Basic earnings per share                             $     0.08   $       0.10  $      0.17   $      0.18
                                                     ==========   ============  ===========   ===========
Diluted earnings per share                           $     0.08   $       0.09  $      0.16   $      0.17
                                                     ==========   ============  ===========   ===========

Weighted average number of common shares outstanding:
   Basic                                              6,781,904      6,726,677    6,779,016     6,726,677
                                                      =========   ============  ===========   ===========
   Diluted                                            7,202,436      7,276,318    7,259,067     7,271,335
                                                      =========   ============  ===========   ===========


                 See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                 --------------------------
                                                                                    2000           1999
                                                                                 -----------    -----------

Increase (decrease) in cash and cash equivalents: Cash flows from operating activities:
  Net income                                                                   $  1,153,619   $  1,197,445
  Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization                                                     738,352        443,906
  Increase in allowance for doubtful accounts                                       470,444              -
  Gain on sale of assets                                                            (14,927)             -
    Stock issued for services                                                        32,813              -
  Translation loss                                                                        -        (24,877)
  Changes in operating assets and liabilities:
    Receivables, including related parties                                      (10,557,342)    (2,711,674)
    Inventories                                                                  (3,161,138)    (3,202,110)
    Other assets                                                                     60,955            581
    Prepaid expenses and other current assets                                        79,118       (140,031)
    Accounts payable                                                              7,438,227      3,324,846
    Accounts payable, related party                                                       -     (1,747,858)
    Accrued expenses                                                              1,150,994         62,418
    Income taxes payable                                                            160,553              -
                                                                                 -----------    -----------
Net cash used in operating activities                                            (2,448,332)    (2,797,354)
                                                                                 -----------    -----------

Cash flows from investing activities:
   Additional loans to related parties                                             (353,611)             -
   Proceeds from sale of assets                                                      19,260              -
   Acquisition of property and equipment                                         (1,598,716)    (1,091,808)
                                                                                 ----------     ----------
Net cash used in investing activities                                            (1,933,067)    (1,091,808)
                                                                                 ----------     ----------

Cash flows from financing activities:
    Bank overdraft                                                                  770,133              -
  Proceeds from stock issuance                                                        3,900          1,300
  Proceeds from bank line of credit, net                                          3,821,587      2,010,000
  Repayment of capital lease obligations                                           (174,871)            -
  Repayment of long-term debt                                                             -         (5,916)
  Repayment of notes payable to related parties                                    (140,148)      (155,367)
                                                                                 ----------     ----------
Net cash provided by financing activities                                         4,280,601      1,850,017
                                                                                 ----------     ----------

Net decrease in cash                                                               (100,798)    (2,039,145)
Cash at beginning of period                                                         100,798      2,065,331
                                                                                 ----------     ----------
Cash at end of period                                                          $          -   $     26,186
                                                                                 ----------     ----------

Supplemental disclosures of cash flow information: Cash paid (received) during the period for:
    Interest paid                                                              $    472,430   $    138,616
    Interest received                                                               (12,220)             -
    Income taxes                                                                    223,224         16,903
  Preferred stock issued in exchange for distribution rights                      1,400,000              -
   Subordinated note payable to related party issued in exchange for              2,558,024              -
inventory


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

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


                                                 INCOME           SHARES          PER SHARE
THREE MONTHS ENDED SEPTEMBER 30, 2000:         (NUMERATOR)     (DENOMINATOR)        AMOUNT
                                               -----------     -------------      ---------

BASIC EARNINGS PER SHARE:
Income available to common stockholders      $    546,061         6,781,904     $     0.08

EFFECT OF DILUTIVE SECURITIES:
Options                                                             364,556
Warrants                                                             55,976
                                               -----------     -------------      ---------
Income available to common stockholders      $    546,061         7,202,436     $     0.08
                                               -----------     -------------      ---------

THREE MONTHS ENDED SEPTEMBER 30, 1999:           INCOME           SHARES          PER SHARE
                                               (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                               -----------     -------------     ----------

BASIC EARNINGS PER SHARE:
Income available to common stockholders      $    646,468         6,726,677    $      0.10

EFFECT OF DILUTIVE SECURITIES:
Options                                                             442,833
Warrants                                                            106,808
                                               -----------     -------------     ----------
Income available to common stockholders      $    646,468         7,276,318    $      0.09
                                               -----------     -------------     ----------

NINE MONTHS ENDED SEPTEMBER 30, 2000:            INCOME           SHARES          PER SHARE
                                               (NUMERATOR)     (DENOMINATOR)        AMOUNT
                                               -----------     -------------      ---------

BASIC EARNINGS PER SHARE:
Income available to common stockholders      $  1,153,619         6,779,016     $     0.17

EFFECT OF DILUTIVE SECURITIES:
Options                                                             422,547
Warrants                                                             57,504
                                               ----------      ------------       --------
Income available to common stockholders      $  1,153,619         7,259,067     $     0.16
                                               ==========      ============       ========

NINE MONTHS ENDED SEPTEMBER 30, 1999:            INCOME           SHARES          PER SHARE
                                               (NUMERATOR      (DENOMINATOR)        AMOUNT
                                               ----------      ------------       --------

BASIC EARNINGS PER SHARE:
Income available to common stockholders      $  1,197,445         6,726,677     $     0.18

EFFECT OF DILUTIVE SECURITIES:
Options                                                             440,854
Warrants                                                            103,804
                                               ----------      ------------       --------
Income available to common stockholders      $  1,197,445         7,271,335     $     0.17
                                               ==========      ============       ========


     Options to purchase 80,000 and 143,000 shares of common stock at $6.00 and $4.63 and warrants to purchase 110,000 shares of common stock at $4.80 were outstanding for the three months ended September 30, 2000 but were not included in the computation of diluted earnings per share because the effect of exercise would have an antidilutive effect on earnings per share.

     Options and warrants to purchase 80,000 and 110,000 shares of common stock at $6.00 and $4.80, respectively, were outstanding for the nine months ended September 30, 2000 and 1999 and for the three months ended September 30, 1999, but were not included in the computations of diluted earnings per share because the effect of the exercise would have an antidulitive effect on earnings per share.

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

     In conjunction with the agreement, the Company purchased inventory from GICISA in exchange for an unsecured note payable in the amount of $2,803,024. The note payable is non-interest bearing and is due April 1, 2002. The Company has imputed interest for the holding period of the note amounting to $272,000. The note is subordinate to the obligations due under the credit facility with Sanwa Bank.

5.   SUBSEQUENT EVENT

     In October 2000, in connection with the renewal of the line of credit agreement with Sanwa, the Company borrowed $500,000 from its Chairman in the form of a convertible secured subordinated promissory note. The note bears interest at 11% per annum, is due on demand and convertible into the Company's common stock at the market price of the stock on the date of the agreement. The note is secured by substantially all of the Company's assets and is subordinate to the Company's obligations and pledge of substantially all of its assets under its line of credit agreement with Sanwa Bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read together with the Consolidated Financial Statements of Tag-It Pacific and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-QSB.

     THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF TAG-IT PACIFIC FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS; THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

     Tag-It Pacific is a single-source provider of complete brand identity programs to manufacturers of fashion driven apparel and licensed consumer products and to specialty retailers and mass merchandisers. We design and produce high-quality paper, metal and injection molded boxes, woven and leather labels, paper-hanging and bar-coded tags, metal jean buttons and custom shopping bags. We also design and/or manufacture products for a variety of major brand and private label oriented companies including Tarrant Apparel Group, Calvin Klein, Tommy Hilfiger, A\X Armani Exchange, Warner Bros., Express, Lerner and Swank, among others.

     Tag-It Pacific has positioned itself as a fully integrated single-source provider of complete brand identity programs. We offer our customers a complete solution to their brand identity needs, including the complete management of their trim procurement and distribution functions on a just-in-time basis.

     On April 3, 2000, the Company entered into a ten-year exclusive license and distribution agreement with Talon, Inc. Talon is a leading manufacturer of band-name zippers with an eighty-year history of international operations. This has allowed the brand to hold the position as the second largest world market share in zippers. These exclusive license and distribution rights give Tag-it the right to distribute zippers and trim products under the Talon brand name in the United States, Mexico, Canada and the Pacific Rim. The Company began shipping products under the Talon brand name in July 2000.

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

     We have assembled a team of creative design personnel, sales representatives, assembly workers, program managers and global production and distribution coordinators in our various facilities located throughout the United States and Mexico, Hong Kong, Guatamala and the Dominican Republic. We believe our innovative designs and global manufacturing and distribution operations will enable us to take advantage of and address the increasingly complicated requirements of the large and expanding demand for effective brand identity programs.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                     --------------------    --------------------
                                                      2000        1999         2000       1999
                                                     ------     --------    ---------   --------
Net sales                                             100.0 %     100.0 %      100.0 %    100.0 %
Cost of goods sold                                     76.1        66.5         73.1       66.3
                                                     ------     -------     --------      -----
Gross profit                                           23.9        33.5         26.9       33.7
Selling expenses                                        4.2         4.1          4.1        5.8
General and administrative expenses                    14.3        20.8         17.5       21.4
                                                     ------     -------     --------      -----
Operating Income                                        5.4         8.6 %        5.3 %      6.5 %
                                                     ======     =======     ========      =====


     NET SALES. Net sales increased approximately $7.3 million (or 71.3%) to $17.5 million for the three months ended September 30, 2000 from $10.2 million for the three months ended September 30, 1999. The increase in net sales was primarily the result of an increase in trim related sales under our exclusive license and distribution agreement of Talon products which accounted for a significant increase in sales during the three months ended September 30, 2000. Sales of Talon products began in July 2000.

     Net sales increased approximately $13.0 million (or 54.2%) to $37.1 million for the nine months ended September 30, 2000 from $24.0 million for the nine months ended September 30, 1999. The increase in net sales was the result of an increase in sales from our Tlaxcala, Mexico, operation and the sale of Talon products under our exclusive license and distribution agreement during the nine months ended September 30, 2000.

     GROSS PROFIT. Gross profit increased approximately $755,000 to $4.2 million (or 22.0%) for the three months ended September 30, 2000 from $3.4 million for the three months ended September 30, 1999. Gross margin as a percentage of net sales decreased to 23.9% for the three months ended September 30, 2000 as compared to 33.5% for the three months ended September 30, 1999. The reduction was primarily due to an increase in sales of trim products with lower gross margins that were included within the complete trim package we offered to our customers through the TAG-IT TURNKEY system, which accounted for in excess of 75% of net sales for the three months ended September 30, 2000 and sales of Talon products with lower gross margins, which accounted for a significant percentage of net sales for the three months ended September 30, 2000.

     Gross profit increased approximately $1.9 million to $10.0 million (or 23.2%) for the nine months ended September 30, 2000 from $8.1 million for the nine months ended September 30, 1999. Gross margin as a percentage of net sales decreased to 26.9% for the nine months ended September 30, 2000 as compared to 33.7% for the nine months ended September 30, 1999 due to the reasons stated above.

     SELLING EXPENSES. Selling expenses increased approximately $323,000 (or 77.2%) to $741,000 for the three months ended September 30, 2000 from $418,000 for the three months ended September 30, 1999. As a percentage of net sales, these expenses increased to 4.2% for the three months ended September 30, 2000 compared to 4.1% for the three months ended September 30, 1999. This slight increase was due to additional selling expenses incurred related to the introduction of Talon products, offset by a reduction of selling expenses associated with the increased sales volume under the TAG-IT TURNKEY SYSTEM.

     Selling expenses increased approximately $120,000 (or 8.5%) to $1.5 million for the nine months ended September 30, 2000 from $1.4 for the nine months ended September 30, 1999. As a percentage of net sales, these expenses decreased to 4.1% for the nine months ended September 30, 2000 compared to 5.8% for the nine months ended September 30, 1999, due to the reason stated above. This decrease was due to a reduction of selling expenses associated with the increased sales volume under the TAG-IT TURNKEY SYSTEM.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $369,000 to $2.5 million for the three months ended September 30, 2000 from $2.1 million for the three month ended September 30, 1999. The increase in these expenses was due to additional staffing (including the addition of customer service and marketing personnel) and other expenses related to our exclusive license and distribution agreement of Talon products and the growth in our Tlaxcala, Mexico, and Hong Kong facilities. As a percentage of net sales, these expenses decreased to 14.3% for the three months ended September 30, 2000 compared to 20.8% for the three months ended September 1999, due to an increase in net sales that exceeded the rate of increase in general and administrative expenses.

     General and administrative expenses increased approximately $1.3 million to $6.5 million for the nine months ended September 30, 2000 from $5.1 million for the nine months ended September 30, 1999. As a percentage of net sales, these expenses decreased to 17.5% for the nine months ended September 30, 2000 compared to 21.4% for the nine months ended September 30, 1999, due to the reason stated above.

     INTEREST EXPENSE. Interest expense increased approximately $115,000 (or 157.7%) to $188,000 for the three months ended September 30, 2000 from $73,000 for the three months ended September 30, 1999, and approximately $274,000 (or 197.3%) to $412,000 for the nine months ended September 30, 2000 from $139,000 for the nine months ended September 30, 1999. We used the proceeds of our January 1998 initial public offering and our October 1998 private stock sale to KG Investment, LLC to substantially reduce our use of factors, which reduced our cost of funds and bank borrowings during 1999. Increased borrowings under our credit facility due to expanded operations also contributed to the increase in interest expense for the three months and nine months ended September 30, 2000, compared to the same periods in 1999. We intend to continue to rely upon the increased credit facility for our short-term financing needs.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased approximately $48,000 to $212,000 for the three months ended September 30, 2000 as compared to $164,000 for the three months ended September 30, 1999, and approximately $195,000 to $417,000 for the nine months ended September 30, 2000 as compared to $222,000 for the nine months ended September 30, 1999. Income taxes increased primarily due to increased operating income, offset by the use of net operating loss carry forwards from AGS Stationery, Inc. of approximately $430,000 that were available to offset taxable income during 1999.

     NET INCOME. Net income was approximately $546,000 for the three months ended September 30, 2000 as compared to net income of $646,000 for the three months ended September 30, 1999, and approximately $1,154,000 for the nine months ended September 30, 2000 as compared to $1,197,000 for the nine months ended September 30, 1999, due to the factors set forth above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently satisfies its working capital requirements primarily through cash flows generated from operations and borrowings under its credit agreement with Sanwa Bank. On September 30, 2000, the amount available under the line of credit was increased to $9.4 million, plus an additional $600,000 equipment line. The bank has renewed the credit agreement through December 31, 2000. The line of credit interest rate is equal to the bank's reference rate plus 2%, and the line of credit agreement requires that the Company meet certain financial covenants relating to net worth, debt to net worth, current ratio, cash flow and profitability. At September 30, 2000, the Company was in compliance with these financial covenants.

     In October 2000, in connection with the renewal of the line of credit agreement with Sanwa, the Company borrowed $500,000 from its Chairman in the form of a convertible secured subordinated promissory note. The note bears interest at 11% per annum, is due on demand and convertible into the Company's common stock at the market price of the stock on the date of the agreement. The note is secured by substantially all of the Company's assets and is subordinate to the Company's obligations and pledge of substantially all of its assets under its line of credit agreement with Sanwa Bank.


     As of September 30, 2000, we had outstanding related party debt of approximately $265,000 and $2.6 million at weighted average interest rates of 8.2% and 0%, respectively, and additional non-related party debt of $25,200 at an interest rate of 10%. The majority of related-party debt is due and payable on April 1, 2002 with the remainder due on the fifteenth day following the date of delivery of written demand for payment.

     Our receivables increased from $6.8 million at September 30, 1999 to $15.9 million at September 30, 2000. This increase was due primarily to an increase in related party trade receivables and receivables from Talon product sales.

     Net cash used in operating activities was approximately $2.4 million for the nine months ended September 30, 2000 compared to $2.8 million for the nine months ended September 30, 1999. Cash used in operations for the nine months ended September 30, 2000 resulted primarily from increases in accounts receivable and inventories, offset by increases in accounts payable and accrued expenses. Cash used in operations for the nine months ended September 30, 1999 resulted primarily from increases in accounts receivable and inventory, offset by decreased accounts payable due to a related party.

     Net cash used in investing activities was approximately $1.9 million and $1.1 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash used in investing activities consisted primarily of capital expenditures for computer equipment upgrades and procurement of production equipment.

     Net cash provided by financing activities was approximately $4.3 million for the nine months ended September 30, 2000 compared to $1.9 million for the nine months ended September 30, 1999. Net cash provided by financing activities for the nine months ended September 30, 2000 and 1999 primarily relates to additional borrowings under the line of credit facility with the bank.

     As of September 30, 2000, we had a cash overdraft of approximately $770,000, with $1,111,000 remaining on our credit facility with Sanwa Bank. In October 2000, in connection with the renewal of the line of credit agreement with Sanwa, we borrowed $500,000 from our Chairman as described above. We are working to obtain replacement financing with another lender and have executed a commitment letter with a major lending institution for a larger facility which would include a $22 million revolving credit facility and a $3 million capital equipment facility. However, we cannot assure you that we will be able to obtain financing from this lender or a replacement lender on such terms. See "-Cautionary Statements and Risk Factors - Need to Obtain Replacement Financing." Our need for additional financing includes the integration of our new exclusive license and distribution arrangement with GICISA for Talon products which continue to require additional cash resources for the increased operating expenses associated with that product line. Therefore, based on our projected sales volumes and related cash flows, and our current balance sheet, we believe that we may need to obtain additional financing in order to provide adequate liquidity to fund our business growth plans and operations during the next 12 months. In addition to obtaining replacement lender financing, we are continually evaluating various financing strategies to be used to expand our business and fund future growth or acquisitions. The extent of our future capital requirements will depend, however, on many factors, including our results of operations, the size and timing of future acquisitions, if any, and the availability of additional financing. See "- Cautionary Statements and Risk Factors -- If we are unable to raise additional funds, we may be required to defer implementation of our growth strategy."

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

     IF WE LOSE ANY OF OUR LARGEST CUSTOMER, OUR SALES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED. Our largest customer accounted for approximately 47.9% of our net sales, on a consolidated basis, for the year ended December 31, 1999, and approximately 46.6% of our net sales, on a consolidated basis, for the nine months ended September 30, 2000. We may not be able to derive the same level of sales from this customer in the future. The termination of our business relationship or a material reduction in sales to this significant customer could significantly reduce our revenue.

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

     NEED TO OBTAIN ADDITIONAL LENDER FINANCING. We obtained a renewal of our Sanwa Bank credit facility currently in the amount of $9.4 million, plus an additional $600,000 equipment line until December 31, 2000. However, this credit facility is not adequate for our working capital needs as we integrate the Talon product line and otherwise execute our business plan. We are seeking alternative financing and have on November 6, 2000 executed a commitment letter with a major lending institution for a larger line of credit. The proposed line includes a $22 million revolving credit facility and a $3 million capital equipment line. The commitment letter is subject to the lender's due diligence, negotiation and execution of definitive loan documents and other customary conditions. We can give no assurances that the loan will be consummated with this lender. We will, in such event, seek alternative lender financing. However, we cannot assure you that alternative financing will be available, or that if available, it will be on terms favorable to the Company.

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

                                     PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit:

         10.1 Consignment Inventory Purchase Agreement

    (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the period covered by this quarterly report.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date: November 14, 2000                        TAG-IT PACIFIC, INC.

                                                    /S/ RONDA SALLMEN
                                                    -----------------------
                                             By:    Ronda Sallmen
                                             Its:   Chief Financial Officer