Form 10-K
period 2000-12-31
TAG IT PACIFIC INC
filed 2001-04-04
CIK 1047881

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 1-13669

                              TAG-IT PACIFIC, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                95-4654481
      (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                  Identification  No.)

                      3820 SOUTH HILL STREET
                      LOS ANGELES, CALIFORNIA              90037
               (Address of Principal Executive Offices)   (Zip Code)

                                 (323) 234-9606
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
          TITLE OF EACH CLASS                        ON WHICH REGISTERED
     COMMON STOCK, $.001 PAR VALUE                 AMERICAN STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                                  Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The issuer's revenues for the fiscal year ended December 31, 2000 were $49,361,666.

     At March 30, 2001 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer was $9,426,972.

     At March 30, 2001 the issuer had 8,003,244 shares of Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's Proxy Statement with respect to its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

===============================================================================

                              TAG-IT PACIFIC, INC.
                               INDEX TO FORM 10-K

                                                                           PAGE
PART I

Item 1.    Description of Business........................................... 1

Item 2.    Description of Property........................................... 5

Item 3.    Legal Proceedings................................................. 6

Item 4.    Submission of Matters to a Vote of Security Holders............... 6

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.......... 7

Item 6.    Selected Financial Data........................................... 8

Item 7.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations................. 9

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk .......20

Item 8.    Financial Statements and Supplementary Data:

           Report of Independent Certified Public Accountants................21

           Consolidated Balance Sheets.......................................22

           Consolidated Statements of Income.................................23

           Consolidated Statements of Stockholders' Equity for the
               Years Ended December 31, 2000, 1999 and 1998..................24

           Consolidated Statements of Cash Flows.............................25

           Notes to Consolidated Financial Statements........................26

Item 9.    Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure......................................43

PART III

Item 10.   Directors and Executive Officers..................................43

Item 11.   Executive Compensation............................................43

Item 12.   Security Ownership of Certain Beneficial Owners
               and Management................................................43

Item 13.   Certain Relationships and Related Transactions....................43

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
               on Form 8-K...................................................43


                                     Page i

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

        We specialize in the distribution of a full range of trim items to manufacturers of fashion apparel, licensed consumer products, specialty retailers and mass merchandisers. We act as an outsourced trim management department for manufacturers of fashion apparel such as Tarrant Apparel Group and Azteca Production International. We also serve as a specified supplier of trim items to specific brands, brand licensees and retailers, including Tommy Hilfiger, A/X Armani Exchange, Express, The Limited, Lerner and Swank, among others.

        We were incorporated in Delaware in September 1997. We were formed to serve as the parent holding company of Tag-It, Inc., a California corporation, Tag-It Printing & Packaging Ltd., which changed its name in 1999 to Tag-It Pacific (HK) LTD, a BVI corporation, Tagit de Mexico, S.A. de C.V., A.G.S. Stationery, Inc., a California corporation, and Pacific Trim & Belt, Inc., a California corporation. All of these companies were consolidated under a parent limited liability company in October 1997. These companies became our wholly owned subsidiaries immediately prior to the effective date of our initial public offering in January 1998. In January 2000, we formed Tag-It Pacific Limited, a Hong Kong corporation, and in April 2000, we also formed Talon International, a Delaware corporation. Both newly formed companies are wholly owned subsidiaries of Tag-It Pacific, Inc.

BUSINESS STRATEGY

        We have positioned ourselves as a fully integrated single-source supplier of a full range of trim items for manufacturers of fashion apparel. Our business focuses on servicing all of the trim requirements of our customers at the manufacturing and retail brand level of the fashion apparel industry. Trim items include thread, zippers, labels, buttons, rivets, printed marketing material, polybags, packing cartons, and hangers. Trim items comprise only a small part of the cost of most apparel products but comprise the vast majority of components necessary to fabricate a typical apparel product. We offer customers what we call our MANAGED TRIM SOLUTION, which is an Internet-based system covering the complete management of ordering, production, inventory management and just-in-time distribution of their trim and packaging requirements. Traditionally, manufacturers of apparel products have been required to operate their own apparel trim departments, requiring the manufacturer to maintain a significant amount of infrastructure to coordinate the buying of trim products from a large number of vendors. By acting as a single source provider of a full range of trim items, we allow manufacturers using our MANAGED TRIM SOLUTION to eliminate the added infrastructure, trim inventory positions, overhead costs and inefficiencies created by in-house trim departments that deal with a large number of vendors for the procurement of trim items. We also seek to leverage our position as a single source supplier of trim items as well as our extensive expertise in the field of trim distribution and procurement to more efficiently manage the trim assembly process resulting in faster delivery times and fewer production delays for our manufacturing customers. Our MANAGED TRIM SOLUTION also helps to eliminate a manufacturer's need to maintain a trim department. Our MANAGED TRIM SOLUTION represents an evolution of our signature TAG-IT TURNKEY SYSTEM, and incorporates our expertise in the field of trim item distribution and procurement with the successful elements of the prior generation TAG-IT TURNKEY SYSTEM.

        We also serve as authorized vendors for a variety of major retail brand and private label oriented companies. Generally, we seek to expand our services as a vendor of select lines of trim items for such customers to being a preferred or single source provider of all of such brand customer's authorized trim requirements. Our ability to offer brand name and private label oriented customers a full range of trim products is attractive because it enables our customers to address their quality and supply needs for all of their trim requirements from a single source, avoiding the time and expense necessary to monitor quality and supply from multiple vendors and manufacturer sources. In addition, by becoming a specified supplier to brand customers, we have an opportunity to become the preferred or sole vendor of trim items for all manufacturers of apparel under that brand name.

        We have assembled a team of sales representatives, assembly workers, program managers, creative design personnel and global production and distribution coordinators at our facilities located throughout the United States and Mexico, Hong Kong, Central America and the Caribbean. We plan to continue to expand operations in Mexico, Central America and the Caribbean to take advantage of the large apparel manufacturing markets in these regions. We believe our marketing strategy, global manufacturing and distribution operations will enable us to take advantage of and address the increasingly complicated requirements of the large and expanding demand for complete trim packages.

        On April 3, 2000, we entered into a ten-year exclusive license and distribution agreement with Talon, Inc. and Grupo Industrial Cierres Ideal, S.A. de C.V., or GICISA. TALON is a leading brand of zippers with an eighty-year history. These exclusive license and distribution rights give us the right to distribute zippers and trim products under the TALON brand name in the United States, Mexico, Canada and the Pacific Rim. We began shipping products under the TALON brand name in July 2000. Our strategy is to expand the use of zippers produced under this brand to create an attractive high quality alternative to zippers produced by YKK, the market leading zipper brand.

        On January 1, 2001, we acquired certain assets of Arzee Holdings, Inc., including Arzee's customer lists. As an element in our strategy to expand in the Caribbean basin and Central America, we intend to develop Arzee Holdings' former customer base in this region, including converting selected customers to complete trim packages via our MANAGED TRIM SOLUTION program.

PRODUCTS

        COMPLETE TRIM PACKAGES: We market and supply our customers with complete trim packages on a per-garment basis which we assemble on behalf of our customers and include all items of trim that a customer will need in the manufacture of a particular item of apparel. Our complete trim packages include a variety of trim items including thread, zippers, labels, buttons, rivets, printed marketing material, polybags, packing cartons, and hangers. We also provide in our complete trim packages printed marketing materials including hang tags, bar-coded hang tags, pocket flashers, waistband tickets and size stickers that are attached to products to identify and promote the products, permit automated data collection, provide brand identification and communicate consumer information such as a product's retail price, size, fabric content and care instructions.

        SEPARATE TRIM COMPONENTS: Separate from our marketing of complete trim packages, we also provide individual items of trim to certain of our customers who only need to source a portion of their trim requirements from us. Further, for selected customers we also produce customized woven, leather, synthetic, embroidered and novelty labels and tapes, which can be printed on or woven into a wide range of fabrics and other materials using various types of high-speed equipment. As an additional service, we will lease to our customers the machinery used to attach the buttons, rivets and snaps we distribute.

        TALON BRAND METAL AND SYNTHETIC ZIPPERS. We offer a full line of metal and synthetic zippers bearing the TALON brand name. We have a ten-year exclusive license agreement to distribute zippers and other related trim products under the TALON brand name. TALON zippers are used primarily by manufacturers in the apparel industry. Under our agreement with GICISA, the licensor of the TALON trademark, we also have the right to extend the use of the TALON brand name to trim items other than zippers such as buttons and rivets. We also have the right to outsource TALON branded zippers to the extent GICISA determines not to manufacture and supply zippers on an ongoing and competitively priced basis. We are obligated to pay GICISA a royalty on our net sales of all TALON branded products not purchased from GICISA.

        RETAIL PACKAGING. Our retail packaging products include high-quality paper boxes, metal tins, injection-molded packaging items and high-quality shopping bags. We design and produce these products individually or as part of a program involving an entire coordinated packaging line for a customer. Our retail packaging is used for a wide variety of products, including wallets, watches, sunglasses, belts, undergarments and gift sets.

DESIGN AND DEVELOPMENT

        We estimate that we design approximately 20% of the products we sell. We have assembled an in-house creative team to produce products with innovative designs that we believe distinguish our products from those of our competitors. We support our skills and expertise in material procurement and product-manufacturing coordination with product designs intended to meet fashion demands, as well as functional and cost parameters. Many specialty design companies with which we compete have limited sourcing or manufacturing experience. These companies create designs that often cannot be implemented because of difficulties in the manufacturing process, the expenses of required materials, or because the resulting product is not functional. We attempt to design products to function within the limitations imposed by the applicable manufacturing framework. Using our manufacturing and sourcing experience, we attempt to minimize the time-consuming delays that often arise in coordinating the efforts of independent design houses and manufacturing facilities. By supporting our material procurement and product manufacturing services with design services, we believe that we reduce development and production costs and deliver products to our customers sooner than many of our competitors. Our development costs are low, most of which are borne by our customers.

CUSTOMERS

        We have more than 700 customers. Our customers include well-known apparel manufacturers, such as Tommy Hilfiger, A\X Armani Exchange, The Limited Group, Tarrant Apparel Group, Azteca Production International and Swank, which is a licensee of Yves Saint Laurent, Kenneth Cole, Geoffrey Beene and Pierre Cardin, among others. Our clients also include specialty retailers such as Miller's Outpost and mass merchant retailers such as J.C. Penny.

        Commencing in December 1998, we began to provide trim products to Tarrant Apparel Group for its operations in Tlaxcala, Mexico. We opened a warehouse, distribution and partial assembly facility in Tlaxcala, Mexico to service Tarrant Apparel Group and the increasing number of other garment and apparel manufacturers doing business in the region. The Chief Executive Officer and President of Tarrant Apparel Group are significant stockholders of Tag-It Pacific, Inc. Tarrant Apparel Group accounted for approximately 48.1% of our net sales for the year ended December 31, 2000.

        On December 22, 2000, we entered into an exclusive supply agreement with Hubert Guez, Paul Guez, Azteca Production International, Inc., AZT International SA D RL, and Commerce Investment Group, LLC. Pursuant to this supply agreement we will provide all trim-related products for certain programs manufactured by Azteca Production International. The agreement provides for a minimum aggregate total of $10,000,000 in annual purchases by Azteca Production International and its affiliates during each year of the three-year term of the agreement, if and to the extent, we are able to provide trim products on a basis that is competitive in terms of price and quality. For purposes of the supply agreement, the first year of the term is a 15-month year ending March 31, 2002 and each year thereafter will be a 12-month year. In addition, we purchased on-hand trim inventory (less obsolete inventory) held by Azteca Production and its affiliates on December 22, 2000. Under the terms of the supply agreement, we issued 1,000,000 shares of restricted common stock to Commerce Investment Group, LLC. The shares of restricted stock were issued at $4.00 per share, the market price of our stock at the time of issuance. Azteca Production International has been a significant customer of the Company for many years. This agreement is structured in a manner that is well suited to allow us to utilize our MANAGED TRIM SOLUTION system to supply Azteca Production International with its future trim program requirements. We currently plan to expand our facilities in Tlaxcala, Mexico, to service Azteca Production International's trim requirements.

SALES AND MARKETING

        We sell our principal products through our own sales force based in Los Angeles, New York City, Florida and various other cities and states. We also employ customer service representatives who are assigned to key customers and provide in-house customer service support. Our senior executives have developed relationships with our major customers at senior levels. These executives actively participate in marketing and sales functions and the development of our overall marketing and sales strategies. When we become the outsourcing vendor for a customer's packaging or trim requirements, we position ourselves as if we are an in-house department of the customer's trim procurement operation.

        We consider a high level of customer service essential to our success. We couple this with our MANAGED TRIM SOLUTION to offer our customers a complete trim service. We believe this gives us a competitive edge over companies that only offer selected trim components because it saves our customers time and employee work hours in ordering and managing trim orders from several different suppliers. Our MANAGED TRIM SOLUTION is our proprietary and evolving business-to-business e-commerce system that allows us to provide our customers with a customized, comprehensive system for the management of various aspects of their trim programs. Our MANAGED TRIM SOLUTION is an Internet-based system which provides customers with assistance in their ordering, production, inventory management and just-in-time distribution of their trim and packaging requirements. We are continuing to enhance and upgrade our MANAGED TRIM SOLUTION software.

        A significant portion of our sales are to customers based in the United States. For the year ended December 31, 2000, sales to United States based customers for shipments to production facilities in Mexico and Asia accounted for 52.2% and 10.8%, of our revenues, respectively. We also market our products to customers in Mexico, Asia, the Caribbean basin and Central America.

SOURCING AND ASSEMBLY

        We have developed expertise in identifying the best materials, prices and vendors for particular products and raw materials. This expertise enables us to produce a broad range of packaging and trim products at various price points. The majority of products that we procure and distribute are purchased on a finished good basis. Raw materials used in the assembly of our trim kits are available from numerous sources and are in adequate supply. We purchase products from several qualified material suppliers including: Coats North America and GICISA who together accounted, in the aggregate, for 26.6% of our purchases in 2000.

        We are able to create most product artwork and any necessary films, dies and molds used to design and manufacture our products. All bar-coded printing, assembly and finishing of high-quality paper boxes, custom shopping bags and point-of-sale packaging signage are performed internally by us. We also assemble multi-part jean buttons. All other products that we design and sell are produced by third party vendors. In connection with any TALON branded products, which are produced by manufacturers other than GICISA, we are paying to GICISA a trademark license fee. We are confident in our ability to secure high quality alternative manufacturing sources. We intend to continue to outsource some production to qualified vendors, particularly with respect to manufacturing activities that require substantial investment in capital equipment.

        Through our Hong Kong facility, we produce and distribute bar-coded hang tags, distribute apparel packaging and coordinate the manufacture and distribution of the full range of our products. The Hong Kong facility supplies several significant packaging programs, services customers located in Asia and the Pacific Rim and sources products for our Los Angeles based operations. Through our assembly and finishing facility in Tijuana, Mexico, we complete the assembly and finishing of many of our packaging products and distribute products to Mexico-based manufacturers.

        Our Florida facility, which opened in January 2001, distributes zipper and trim-related products to the East Coast of the United States, the Caribbean Basin, Mexico and Central America.

INTELLECTUAL PROPERTY RIGHTS AND LICENSES

           Several of our trademarks are the subject of applications for federal trademark protection through registration with the U.S. Patent and Trademark Office, including: "Tag-It" and "Managed Trim Solution". We have additional trademarks as well as copyrights and software copyrights for which we rely on common law protection. Under our license agreement with GICISA, we distribute zippers branded with the TALON trademark.

COMPETITION

        We compete in highly competitive and fragmented industries that include numerous local and regional companies that provide some or all of the products we offer. We also compete with United States and international design companies, distributors and manufacturers of tag, trim, packaging products and zippers. Some of our competitors, including Paxar Corporation, YKK, Universal Button, Inc., Avery Denison Corporation and Scovill Fasteners, Inc. have greater name recognition, longer operating histories and, in many cases, substantially greater financial and other resources.

        Because of our integrated material procurement and assembly capabilities and our full service MANAGED TRIM SOLUTION, we believe that we are able to effectively compete for our customers' business, particularly where our customers require coordination of separately sourced production functions. We believe that to successfully compete in our industry we must offer superior product pricing, quality, customer service, design capabilities, and delivery lead times. We also believe the TALON brand name will allow us to gain market share in the zipper industry.

EMPLOYEES

        As of December 31, 2000, we had approximately 370 full-time employees, with approximately 80 employees in Los Angeles, 5 employees in New York, 11 employees in various other states, 35 employees in Hong Kong, 163 employees in Tijuana, Mexico and 76 employees in Tlaxcala, Mexico. Our labor force in the United States and Hong Kong are non-union. The employees at our Mexico facilities are represented by two collective bargaining units, the Sindicato "Mexico Moderno" De Trabajadores De La Baja California, C.R.O.M., and Sindicato de Trabajadores y Empleados en General de la Confeccion de Ropa, Fabricacion, Venta y Distribucion, Maquilas, Conexos y Similares del Estado de Pueblo. In addition to our salaried and hourly workforce, we employ additional workers at our Mexico facilities on a temporary basis when necessary to meet production and assembly requirements. Our temporary work force ranges from zero to approximately 100 workers at any one time throughout the year. We believe that we have satisfactory employee and labor relations.

        In January 2001, we opened an office, warehouse and distribution facility in Medley, Florida. The majority of our TALON products were consolidated into this facility to better supply the East Coast of the United States and the Caribbean, Mexican and Central American markets. The facility employs approximately 24 people.

ITEM 2.    DESCRIPTION OF PROPERTY

        Our headquarters are located in Los Angeles, California, where we lease approximately 24,000 square feet of administrative, production, and warehouse space. In addition to our Los Angeles facilities, we lease 2,600 square feet of office space in New York, 20,000 square feet of warehouse space in Commerce California, 31,300 square feet of warehouse space in Poway, California, 21,500 square feet of office and warehouse space in Medley, Florida, 20,000 square feet of office and warehouse space in Kwun Tong, Hong Kong, two production and warehouse facilities in Tijuana, Mexico, for a total of approximately 55,000 square feet, 15,000 square feet of warehouse space in Torreon, Mexico, and 22,000 square feet of warehouse, distribution and administration space in Tlaxcala, Mexico.

        We have finalized the terms of a lease agreement to lease 8,844 square feet of new office space for our corporate headquarters in Woodland Hills, California, and anticipate executing the lease on April 3, 2001.

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


                                                          HIGH         LOW
        YEAR ENDED DECEMBER 31, 1999
            First Quarter.............................   $ 9.88       $ 4.00
            Second Quarter............................     7.94         4.88
            Third Quarter.............................     6.00         4.88
            Fourth Quarter............................     5.63         4.31

        YEAR ENDED DECEMBER 31, 2000
            First Quarter.............................   $ 6.25       $ 4.63
            Second Quarter............................     5.12         4.25
            Third Quarter.............................     4.67         3.75
            Fourth Quarter............................     4.50         3.34

        On March 30, 2001, the closing sales price of the Common Stock as reported on the American Stock Exchange was $4.00 per share. As of March 30, 2001, there were 33 record holders of our Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

        On January 2, 2001, we issued 125,000 shares of our common stock to Jeffery Robinson and Steven Zambito in consideration for the purchase of certain assets of Arzee Holdings, Inc., a distributor of trim for apparel products.

DIVIDENDS

        We have never paid dividends on our Common Stock. We intend to retain any future earnings for use in our business and do not intend to pay any cash dividends on our Common Stock in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA.

                                                             Fiscal Year Ended December 31,
                                                             --------------------------------
                                                              1998(1)     1999        2000
                                                             ---------  ---------   ---------
                                                             (IN THOUSANDS EXCEPT PER SHARE
                                                                      INFORMATION)
OPERATIONS:
Total revenue                                                $  18,808   $ 32,385   $  49,362
Income from operations                                       $     824   $  2,406   $   2,547
Net income                                                   $     527   $  1,731   $   1,539
Net income per share - basic                                 $    0.12   $   0.26   $    0.23
Net income per share - diluted                               $    0.11   $   0.23   $    0.21
Weighted average shares outstanding - basic                      4,419      6,734       6,838
Weighted average shares outstanding - diluted                    4,960      7,399       7,283
FINANCIAL POSITION (AT PERIOD END):
Cash, cash equivalents and short-term investments            $   2,065   $    101   $     128
Total assets                                                 $  14,643   $ 19,855   $  39,099
Capital lease obligations and notes payable                  $     508   $  1,031   $   3,873
Stockholders' equity                                         $   7,090   $  8,861   $  14,791
Total liabilities and stockholders equity                    $  14,643   $ 19,855   $  39,099
PER SHARE DATA (AT END OF PERIOD):
Net book value per common share                              $    1.05   $   1.31   $    1.88
Common shares outstanding                                        6,727      6,778       7,863

(1)  We completed our initial public offering in January of 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read together with the Consolidated Financial Statements of Tag-It Pacific and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-K.

        This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tag-It Pacific for the fiscal years ended December 31, 2000, 1999 and 1998. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

OVERVIEW

        We specialize in the distribution of a full range of trim items to manufacturers of fashion apparel, licensed consumer products, specialty retailers and mass merchandisers. We act as an outsourced trim management department for manufacturers of fashion apparel such as Tarrant Apparel Group and Azteca Production International. We also serve as a supplier of trim items to specific brands, brand licensees and retailers, including Tommy Hilfiger, A/X Armani Exchange, Express, The Limited, Lerner and Swank, among others.

        We have positioned ourselves as a fully integrated single-source supplier of a full range of trim items for manufacturers of fashion apparel. Our business focus is on servicing all of the trim requirements of our customers at the manufacturing and retail brand name level of the fashion apparel industry. We offer customers complete management of ordering, production, inventory management and just-in-time distribution of their trim and packaging requirements. We provide our customers with a full range of trim items including thread, zippers, labels, buttons, rivets, printed marketing material, polybags, packing cartons, and hangers. We also provide customers with printed marketing materials including hang tags, bar-coded hang tags, pocket flashers, waistband tickets and size stickers that are attached to products to identify and promote the products, permit automated data collection, provide brand identification and communicate consumer information such as a product's retail price, size, fabric content and care instructions.

        We also serve as a specified supplier for a variety of major brand and private label oriented companies. In each case we seek to expand our services as a supplier of select lines of trim items for such customers to being a preferred or single source provider of all of such brand customer's authorized trim requirements.

        Revenues for all of our product lines are recognized at the time of product shipment. Cost of goods sold consists primarily of raw material and finished goods purchases, direct labor, certain overhead, art and design costs associated with the product development process, die and printing plate charges, finishing costs and freight-in costs.

        During 2000, we worked to further refine our TAG-IT TURNKEY SYSTEM with the goal of developing a next generation trim procurement management system, which we have marketed as our MANAGED TRIM Solution. Our updated MANAGED TRIM SOLUTION represents an evolution of our signature TAG-IT TURNKEY SYSTEM, and will incorporate and synthesize our expertise in the field of trim item distribution and procurement with the successful elements of the prior generation TAG-IT TURNKEY SYSTEM. Our MANAGED TRIM SOLUTION is our proprietary business-to-business e-commerce system that allows us to provide our customers with a customized, comprehensive system for the management of various aspects of their trim programs. Our MANAGED TRIM SOLUTION provides customers with assistance in their ordering, production, inventory management and just-in-time distribution of their trim and packaging requirements.

        On April 3, 2000, we entered into a ten-year exclusive license and distribution agreement with Talon, Inc. TALON is a leading brand of zippers with an eighty-year history. These exclusive license and distribution rights give us the right to distribute zippers and trim products under the TALON brand name in the United States, Mexico, Canada and the Pacific Rim. In exchange for these exclusive distribution rights, we issued 850,000 shares of Series B Convertible Preferred Stock to GICISA. After a period of 30 months from the issuance, the shares will be convertible into our common stock once the average price per share of the our common stock reaches or exceeds $8.00 for a 30-day consecutive period. The preferred stock is automatically convertible into shares of our common stock based on a rate of one minus the fraction of $2.50 over the average per share closing price of our common stock for the 30-day period preceding the conversion. We began shipping products under the Talon brand name in July 2000.

        On January 2, 2001 we purchased certain assets including customer lists of Arzee Holdings, Inc., a Florida-based distributor of trim products in the apparel industry. As an element in our strategy to expand in the Caribbean basin and Central America, we intend to develop Arzee Holdings' former customer base in this region, including converting selected customers to complete trim packages via our MANAGED TRIM SOLUTION program.

        In February of 2001, we decided to terminate our license and distribution agreement with the Virkler Company. The termination of this relationship should not have a material effect on operations or revenues.

        In accordance with our plans to restructure certain operations of our business in 2001, we anticipate that we will incur expenses related to the closing of our Tijuana, Mexico, facilities, and relocation of our operations related to the TALON brand from Los Angeles, California, and Tijuana, Mexico, to Medley, Florida. In addition, we also anticipate incurring charges in connection with our planned reduction of our Hong Kong operations, and the relocation of our corporate headquarters from Los Angeles, California, to Woodland Hills, California. We also plan to eliminate certain corporate expenses related to sales, customer service and general and administrative functions. Costs related to restructuring of our business are anticipated to be approximately $950,000 in the first quarter of 2001, as a result of which we expect to incur a loss in our operating results for the first quarter of 2001. We estimate that our restructuring of the Tijuana, Mexico operations, the Hong Kong operations and our move into the new corporate headquarters will be completed by April 2001.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                  --------------------------
                                                  2000      1999      1998
                                                  ------    ------    ------
Net sales....................................     100.0 %   100.0 %   100.0 %
Cost of goods sold...........................      72.6      67.3      64.6
                                                  ------    ------    ------
Gross profit.................................      27.4      32.7      35.4
Selling expenses.............................       4.2       5.0       9.2
General and administrative expenses..........      18.0      20.2      21.8
                                                  ------    ------    ------
Operating Income.............................       5.2 %     7.5 %     4.4 %
                                                  ======    ======    ======

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

        NET SALES. Net sales increased approximately $17,000,000 (or 52.4%) to $49,400,000 for the year ended December 31, 2000 from $32,400,000 for the year ended December 31, 1999. The increase in net sales was the result of an increase in trim-related sales under our exclusive license and distribution agreement of TALON products, which began in July 2000, as well as to an increase in trim-related sales from our Tlaxcala, Mexico operations to our largest customer, Tarrant Apparel Group.

        GROSS PROFIT. Gross profit increased approximately $2,900,000 to $13,500,000 (or 28.0%) for the year ended December 31, 2000 from $10,600,000 for the year ended December 31, 1999. Gross margin as a percentage of net sales decreased to approximately 27.4% for the year ended December 31, 2000 as compared to 32.7% for the year ended December 31, 1999. The reduction for the year ended December 31, 2000 was primarily due to an increase in the proportion of sales of trim products with lower gross margins that were included within the complete trim package we offered to our customers through our MANAGED TRIM SOLUTION, which accounted for in excess of 75% of net sales for the year ended December 31, 2000, compared to 50% of net sales in the year ended December 31, 1999. In addition, sales of Talon products, with lower gross margins, accounted for a significant percentage of net sales for the year ended December 31, 2000.

        SELLING EXPENSES. Selling expense increased approximately $500,000 to $2,100,000 for the year ended December 31, 2000 from $1,600,000 for the year ended December 31, 1999. As a percentage of net sales, these expenses decreased to 4.2% for the year ended December 31, 2000 compared to 5.0% for the year ended December 31, 1999. This decrease was primarily due to a reduction of selling expenses associated with the increased sales volume under MANAGED TRIM SOLUTION, offset by a slight increase in non-recurring selling expenses due to the introduction of the TALON product line.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $8,900,000 for the year ended December 31, 2000 and $6,600,000 for the year ended December 31, 1999. The increase of $2,300,000 in these expenses was due to additional staffing (including the addition of TALON customer service and marketing personnel) and other expenses related to our exclusive license and distribution agreement of TALON products and the expansion of operations at our Tlaxcala, Mexico, and Hong Kong facilities. As a percentage of net sales, these expenses decreased to 18.0% for the year ended December 31, 2000 compared to 20.2% for the year ended December 31, 1999, due to an increase in net sales that exceeded the rate of increase in general and administrative expenses.

        INTEREST EXPENSE. Interest expense increased approximately $496,000 (or 192.8%) to $753,000 for the year ended December 31, 2000 from $257,000 for the year ended December 31, 1999. The proceeds of our January 1998 initial public offering and our October 1998 private stock sale to KG Investment, LLC allowed us to substantially reduce our use of factors during 1998 and 1999, which reduced our cost of funds and bank borrowings during 1999. Due to expanded operations, we have had to increase our borrowing under our credit facility with Sanwa Bank, which greatly contributed to the increased interest expense for the year ended December 31, 2000. We intend to continue to rely upon our credit facilities for our working capital needs. We anticipate that we will incur additional interest expense of $72,000 during the first quarter of 2001 as a result of a three-month extension of our Sanwa Bank credit facility. Sanwa Bank has renewed our credit facility until April 30, 2001 in order for us to complete our negotiations with Sanwa Bank to extend the facility through July 31, 2001. As part of the arrangement in renewing the Sanwa Bank credit facility, we entered into a factoring agreement with Capstone Business Credit, LLC. Capstone also agreed, to the extent that we are not able to secure more permanent financing, to replace or refinance the Sanwa Bank credit facility when it expires on July 31, 2001. We will also be amortizing over the 12 months following March 31, 2001, certain other expenses and fees related to the refinancing of our credit facility and the planned replacement of such credit facility. To date, we have incurred, or have obligations to incur, refinancing and replacement related expenses based on the financing arrangements described above of approximately $507,000.

        PROVISION FOR INCOME TAXES. The provision for income taxes decreased approximately $163,000 to $255,000 for the year ended December 31, 2000 as compared to $418,000 for the year ended December 31, 1999. Income taxes decreased for the year ended December 31, 2000 primarily due to decreased taxable income. The Company was able to utilize net operating loss carry forwards from its subsidiary, AGS Stationery, Inc. of approximately $430,000 to offset taxable income during 2000 and 1999.

        NET INCOME. Net income was $1,500,000 for the year ended December 31, 2000 as compared to net income of $1,700,000 for the year ended December 31, 1999, due to the factors set forth above.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

        NET SALES. Net sales increased approximately $13,600,000 (or 72.2%) to $32,400,000 for the year ended December 31, 1999 from $18,800,000 for the year ended December 31, 1998. The increase in net sales was primarily the result of a broader product line and an increase in trim related sales from our Tehuacan, Mexico operations to our largest customer, Tarrant Apparel Group, offset by a decrease in trim related sales to other customers. Tarrant Apparel Group accounted for $15,500,000 of net sales (or 47.9%) during the year ended December 31, 1999, as compared to net sales of $569,000 (or 3.0%) for the year ended December 31, 1998.

        GROSS PROFIT. Gross profit increased approximately $3,900,000 to $10,600,000 (or 58.2%) for the year ended December 31, 1999 from $6,700,000 for the year ended December 31, 1998. Gross margin as a percentage of net sales decreased to approximately 32.7% as compared to 35.4% for the year ended December 31, 1998. The reduction was primarily due to the shifting of some personnel and associated costs into cost of goods sold and out of selling expense. The remaining reduction was due to an increase in sales of trim products with a lower gross margin that were included within the complete trim package we offered to our customers through the TAG-IT TURNKEY system, which accounted for approximately 50% of net sales for the year ended December 31, 1999.

        SELLING EXPENSES. Selling expense decreased approximately $100,000 to $1,600,000 for the year ended December 31, 1999 from $1,700,000 for the year ended December 31,1998. As a percentage of net sales, these expenses decreased to 5.0% for the year ended December 31, 1999 compared to 9.2% for the year ended December 31, 1998. This decrease was due to the shifting of personnel and associated costs into cost of goods sold and out of selling expense, and to our use of the TAG-IT TURNKEY system with respect to approximately 50% of our sales, which can be made at substantially lower cost.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $2,400,000 to $6,500,000 for the year ended December 31, 1999 from $4,100,000 for the year ended December 31, 1998. The increase in these expenses was due to the combination of additional staffing and expenses related to growth in our Mexico and Hong Kong facilities. We hired additional customer service and marketing personnel. The increase in expenses was offset by a decrease in expenses related to our discontinued line of specialty licensed stationery products. As a percentage of net sales, these expenses decreased to 20.2% for the year ended December 31, 1999 compared to 21.8% for the year ended December 31, 1998, due to an increase in net sales that exceeded the rate of increase in general and administrative expenses.

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

        NET INCOME. Net income was $1,700,000 for the year ended December 31, 1999 as compared to net income of $527,000 for the year ended December 31, 1998, due to the factors set forth above.

LIQUIDITY AND CAPITAL RESOURCES

        We currently satisfy our working capital requirements primarily through cash flows generated from operations and borrowings under our secured credit facility with Sanwa Bank. On September 30, 2000, the amount available under the Sanwa Bank credit facility was $9,400,000 under a working capital line and $556,000 under an equipment finance line. On September 30, 2000, the Sanwa Bank credit facility was renewed through December 31, 2000. Since January 1, 2001, Sanwa Bank has extended the Sanwa Bank credit facility on a daily basis for an additional three months. In connection with this extension, interest rates were increased from the bank's reference rate plus 2% to the bank's reference rate plus 5%. The Sanwa Bank credit facility requires that we maintain certain financial covenants related to net worth, tangible net worth, current ratio and profitability. At December 31, 2000 and 1999, we were in compliance with these covenants.

        We are in the process of renegotiating our Sanwa Bank credit facility. Sanwa Bank has advised us that it has renewed the credit facility through April 30, 2001, at the reduced interest rate of the bank's reference rate plus 3.5%, in order for us to complete these negotiations to renew the credit facility through July 31, 2001. As renewed through July 31, 2001, the credit facility will provide for availability of up to $13,000,000, based on a borrowing base formula related to our inventory and eligible accounts receivable, at an interest rate to be determined at the time of the renewal. In connection with, and subject to such renewal, we entered into a factoring agreement with Capstone. As part of our financing relationship with Capstone, Capstone and Sanwa Bank are negotiating an intercreditor agreement and a commitment agreement. Under the terms of the commitment agreement, it is anticipated that when the renewed Sanwa Bank credit facility expires on July 31, 2001, Capstone, to the extent that we have not secured other permanent financing, will replace or refinance the Sanwa Bank credit facility. The cost of Capstone issuing the commitment letter to Sanwa Bank will be 1% of the total commitment covered. In the event that Capstone replaces the obligations of Sanwa Bank on July 31, 2001, it is anticipated that the rate of interest will be materially higher than that paid currently or that paid under the renewed credit facility when supported by the factoring agreement. The terms of this replacement facility have not been finalized but will be finalized as part of the renewal of the Sanwa Bank credit facility through July 31, 2001. The Company finds these rates unfavorable and will seek an additional source of financing to replace the agreements with Capstone and Sanwa Bank.

        We cannot be certain that we will successfully complete our negotiations to extend the Sanwa Bank credit facility beyond April 30, 2001. We cannot be certain that additional financing will be available or that, if available, we can obtain it on terms favorable to our stockholders and us.

        In the event that we renew the Sanwa Bank facility through July 31, 2001, we cannot be certain that permanent financing will be available or that, if available, we can obtain it on terms favorable to our stockholders beyond July 31, 2001, in which case we will be obliged to continue under the terms of the agreements with Capstone, which will expire in March 2002. We are currently pursuing other long-term financing alternatives in order to replace the Sanwa Bank credit facility and Capstone factoring agreement prior to July 31, 2001. We currently have a proposal letter from a major financial institution that has proposed to finance our working capital needs on a long-term basis on terms more acceptable to us. We will continue to pursue this proposal and other financing alternatives.

        The factoring agreement with Capstone provides for the purchase of eligible accounts receivable with or without recourse to the Company through March 2002. Factor commissions are charged to us as a percentage of the accounts factored under the terms of the agreement.

        At December 31, 2000, outstanding borrowings under the working capital line and the equipment loan amounted to $9,400,000 and $556,436. At December 31, 1999, outstanding borrowings under the working capital line and the equipment line amounted to $4,892,000 and $175,259. There were no open letters of credit at December 31, 2000 or 1999.

        In October 2000, in connection with the amendment of the line of credit agreement with Sanwa Bank, we borrowed $500,000 from Mark Dyne, its Chairman, in the form of a convertible secured subordinated promissory note. The note bears interest at 11% per annum, is due on demand and convertible at any time into our common stock at the market price of the stock on the date of the agreement. The note is secured by substantially all of our assets and is subordinate to all of our other obligations, including our pledge of substantially all of our assets under the credit facility with Sanwa Bank.

        Inventories at December 31, 2000 and 1999 include goods that are subject to buyback agreements with the Company's customers. The buyback agreements contain provisions related to the inventory purchased on behalf of the Company's customers. In the event that inventories remain with the Company in excess of six months from the Company's receipt of the goods from its vendors, the customer is required to purchase the inventories from the Company under normal invoice and selling terms. The majority of the inventories at December 31, 2000 are subject to these buyback agreements.

        Pursuant to the terms of a factoring agreement for our Hong Kong subsidiary, Tag-It Pacific Limited, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. As of December 31, 2000, the amount factored without recourse was approximately $25,000 and the amount due from the factor and recorded as a current asset was approximately $25,000. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. If the factor determines, at its discretion, to advance against the receivable, the customer's payment obligation is recorded as our receivable and the advance from the factor is recorded as a current liability. There were no outstanding advances from the factor as of December 31, 2000 and December 31, 1999.

        As of December 31, 2000, we had outstanding related-party debt, excluding the $500,000 convertible note mentioned above, of approximately $383,000 and $2,600,000 at a weighted average interest rate of 10.5% and 10%, and additional non-related-party debt of $25,200 at an interest rate of 10%. The majority of related-party debt is due and payable on April 1, 2002, with the remainder due on the fifteenth day following the date of delivery of written demand for payment. As of December 31, 1999, we had outstanding related party debt of $405,000 at a weighted average interest rate of 8.2% and additional non-related party debt of $25,200 at a weighted average interest rate of 10%.

        Our receivables increased from $5,200,000 at December 31, 1999 to $13,000,000 at December 31, 2000. This increase was due primarily to increased sales, increased related-party trade receivables and receivables from TALON product sales.

        Net cash used in operating activities was approximately $3,631,000 and $3,877,000 for the years ended December 31, 2000 and 1999, respectively. The decrease in cash used in operations for the year ended December 31, 2000 resulted primarily from increases in accounts receivable and inventories, which was offset by increases in accounts payable and accrued expenses. Cash used in operations for the year ended December 31, 1999 resulted primarily from increased accounts receivables and inventories, offset by decreased accounts payable from related parties.

        Net cash used in investing activities was $2,060,000 and $1,545,000 for the years ended December 31, 2000 and 1999, respectively. Net cash used in investing activities for the years ended December 31, 2000 and 1999 consisted primarily of capital expenditures for computer equipment upgrades and for the procurement of production equipment.

        Net cash provided by financing activities was approximately $5,719,000 and $3,457,000 for the years ended December 31, 2000 and 1999, respectively. Net cash provided by financing activities for the year ended December 31, 2000 primarily reflects increased borrowings under our credit facility and also results from borrowings from related parties. Net cash provided by financing activities for the year ended December 31, 1999 primarily reflects proceeds from our credit facility, offset by the repayment of loans to related parties.

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

        Net cash used in investing activities was $1,545,000 and $839,000 for the years ended December 31, 1999 and 1998, respectively. Net cash used in investing activities consisted primarily of capital expenditures for computer equipment upgrades, procurement of production equipment, purchase of equipment in connection with the opening of our new facilities in Mexico and Hong Kong and, in 1998, expenditures for office and assembly equipment in connection with our Tijuana, Mexico facility.

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

        As of December 31, 2000, we had cash of approximately $128,000, and a cash overdraft of $585,000 and no availability remaining on our credit facility with Sanwa Bank. In October 2000, in connection with the amendment of our Sanwa Bank credit facility, we borrowed $500,000 from our Chairman as described above. When the renewed Sanwa Bank credit facility expires on July 31, 2001, we will be obliged to continue under the unfavorable terms of the agreements with Capstone, unless we find an additional source of financing to replace the agreements with Capstone. Our need for additional financing includes the integration and expansion of our operations to exploit our rights under our new exclusive license and distribution agreement with GICISA for TALON products that continue to require additional cash resources for the increased operating expenses associated with the new TALON product line. We believe that we will need to obtain additional financing in order to provide adequate liquidity to fund our business growth plans and operations during the next 12 months. We are continually evaluating various financing strategies to be used to expand our business and fund future growth or acquisitions. The extent of our future capital requirements will depend, however, on many factors, including our results of operations and the size and timing of future acquisitions. We cannot be certain that additional financing will be available or that, if available, we can obtain it on terms favorable to our stockholders and us.

NEW ACCOUNTING PRONOUNCEMENTS

        In October 2000, we adopted Financial Accounting Standards Board SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring every derivative instrument, including certain derivative instruments embedded in other contracts, to be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material impact on the consolidated financial statements.

        In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. We were required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than October 1, 2000. We believe the adoption of SAB 101, as amended by SAB 101B, has not had a material effect on our financial position, results of operations or cash flows for the year ended December 31, 2000.

        In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, the Interpretation of APB Opinion No. 25" (FIN 44). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25, "Accounting for Stock Issued to Employees." The effective date of the Interpretation was July 1, 2000. The provisions of the Interpretation apply prospectively, but they will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The adoption of FIN 44 did not have a material adverse affect on the current and historical consolidated financial statements.

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

        IF WE DO NOT RESTRUCTURE OUR EXISTING CREDIT FACILITIES TO LOWER OUR EFFECTIVE INTEREST RATES AND INCREASE OUR AVAILABLE DEBT FUNDING, OUR NET INCOME WILL BE ADVERSELY AFFECTED. Sanwa Bank has advised us that it has renewed the Sanwa Bank credit facility through April 30, 2001 in order for us to complete our negotiations to renew our credit facility through July 31, 2001. Under such renewed facility, our interest rates have decreased from the bank's reference rate plus 5% to the bank's reference rate plus 3.5% for the 30-day renewal period. We have also entered into a factoring agreement with Capstone, in anticipation of renewing our Sanwa Bank credit facility through July 31, 2001. Under a renewed credit facility, supported by Capstone, the interest rate subsequent to the 30-day renewal period would be determined at the time of the renewal and our financing cost under the Capstone factoring agreement would be an additional 1% per month of the accounts factored under the terms of the agreement. Further, we believe that although the new Capstone facility would increase our borrowing availability, greater availability under our credit facilities may be required to support our growth strategies. Therefore, we will need to restructure our existing financing facilities in the near term. While we believe we will be able to restructure our existing financing facilities in the near term, if we are unable to restructure our existing facilities to obtain interest rates that are closer to market lending rates and if we are unable to obtain a line of credit with greater availability, our results of operations will be adversely affected and we may be required to limit the implementation of our current business plans and growth strategy. In connection with obtaining a refinancing of our current credit facilities, we anticipate that we may need to raise additional funds through equity financings during the next 12 months. Such additional funds are expected to assist us in expanding our borrowing base under our credit facilities and are expected to help us to borrow at lower interest rates than we currently pay. We cannot guarantee that we will be able to refinance our existing credit facilities, or that any refinancing will be on terms that we deem favorable. We cannot guarantee that additional equity financing will be available, or that if available, we can obtain it on terms that we deem favorable. Our stockholders may be diluted if we raise additional funds through the sale of our stock.

        IF WE LOSE OUR LARGEST CUSTOMER, OUR SALES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED. Our largest customer, Tarrant Apparel Group accounted for approximately 48.1% of our net sales, on a consolidated basis, for the year ended December 31, 2000, and approximately 47.9% of our net sales, on a consolidated basis, for the year ended December 31, 1999. We may not be able to derive the same level of sales from this customer in the future. The termination of our business relationship with this customer or a material reduction in sales could significantly reduce our revenue.

        IF WE ARE NOT ABLE TO MANAGE OUR RAPID EXPANSION AND GROWTH, OUR REVENUES WILL BE ADVERSELY AFFECTED. We have recently experienced a significant expansion of our operations. The growth of our operations and activities has placed and will continue to place a significant strain on our management, operational, financial and accounting resources. If we cannot implement and improve our financial and management information and reporting systems, we will not be able to implement our growth strategies and our revenues will be adversely affected. In addition, we will not manage future growth, if any, and increase production levels and continue to market and distribute our products, if we cannot hire, train, motivate and manage new employees, including management and operating personnel, and integrate them into our overall operations and culture.

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

        OUR BUSINESS MODEL IS DEPENDENT ON INTEGRATION OF INFORMATION SYSTEMS ON A GLOBAL BASIS, AND, TO THE EXTENT THAT WE FAIL TO SUPPORT IT, CAN RESULT IN LOST REVENUES. We must consolidate and centralize the management of our subsidiaries and significantly expand and improve our financial and operating controls. Additionally, we must effectively integrate the information systems of Mexico and Central America with the information systems of our principal offices in Los Angeles and Florida. To the extent we fail to integrate our information systems on a global basis such failure can result in lost revenues, delay financial reporting or adversely affect availability of funds under our credit facilities.

        BECAUSE WE GENERALLY DO NOT ENTER INTO LONG-TERM SALES CONTRACTS WITH ALL OF OUR CUSTOMERS, OUR SALES MAY DECLINE IF OUR EXISTING CUSTOMERS CHOOSE NOT TO BUY OUR PRODUCTS OR SERVICES. Very few of our customers are required to purchase our products on a long-term basis. Our sales are generally evidenced by a purchase order and similar documentation limited to a specific sale. As a result, a customer from whom we generate substantial revenue in one period may not be a substantial source of revenue in a future period. In addition, our customers generally have the right to terminate their relationships with us without penalty and on little or no notice. Without long-term contracts with the majority of our customers, we cannot be certain that our existing customers will continue to purchase our products. Accordingly, we cannot guarantee that we will be able to maintain a consistent level of sales.

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

        BECAUSE OUR OFFICERS AND DIRECTORS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, THEY MAY BE ABLE TO INFLUENCE STOCKHOLDER VOTES AND DISCOURAGE OTHERS FROM ATTEMPTING TO ACQUIRE US. As of December 31, 2000, our officers and directors and their affiliates owned approximately 44.7% of the outstanding shares of our common stock. The Dyne family, which includes Mark Dyne, Colin Dyne, Larry Dyne, Jonathan Burstein and the estate of Harold Dyne, beneficially owned approximately 41.7% of the outstanding shares of our common stock. The number of shares beneficially owned by the Dyne family include the shares of common stock held by Azteca Production International which are voted by Colin Dyne pursuant to a voting agreement. The Azteca Production International shares constitute approximately 12.4% of the outstanding shares of common stock. KG Investments, LLC, a significant stockholder, owned approximately 30.4% of the outstanding shares of our common stock with certain transfer and voting restrictions. As a result, our officers and directors, the Dyne family and KG Investments, LLC are able to exert influence over the outcome of all matters submitted to a vote of the holders of our common stock, including the election of our board of directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

        OUR INTERNET-BASED SYSTEMS HOSTING MANAGED TRIM SOLUTION MAY EXPERIENCE DISRUPTIONS AND AS A RESULT WE MAY LOSE REVENUES OR CUSTOMERS. Our MANAGED TRIM SOLUTION is an Internet-based business-to-business e-commerce system.

To the extent that we fail to adequately continue to update and maintain the hardware and software implementing the MANAGED TRIM SOLUTION our customers may experience interruptions in service due to defects in our hardware, or our source code. In addition, since our MANAGED TRIM SOLUTION is Internet-based, interruptions in Internet service generally can negatively impact our customers' ability to use MANAGED TRIM SOLUTION to monitor and manage various aspects of their trim needs. Such defects or interruptions could result in lost revenues or lost customers.

        THERE ARE MANY COMPANIES THAT OFFER SOME OR ALL OF THE PRODUCTS AND SERVICES WE SELL. We compete in highly competitive and fragmented industries with numerous local and regional companies that provide some or all of the products and services we offer. We compete with United States and international design companies, distributors and manufacturers of tags, packaging products and trims. Some of our competitors, including Paxar Corporation, RVL, Inc, Universal Button, Inc. and Scovill Fasteners, Inc., have greater name recognition, longer operating histories and, in many cases, substantially greater financial and other resources than us.

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

        BECAUSE WE CONDUCT A SUBSTANTIAL PORTION OF OUR BUSINESS OUTSIDE OF THE UNITED STATES, WE ARE SUBJECT TO MANY RISKS RELATING TO INTERNATIONAL BUSINESS THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS. For the year ended December 31, 2000 and 1999, approximately 40% and 50%, respectively, of our products were purchased, assembled or finished outside of the United States, principally in Hong Kong and Mexico. We currently intend to continue to purchase, assemble and/or finish a similar or greater percentage of our products outside of the United States in the future. Our international business is subject to numerous risks that could result in lost sales, increased costs and worse than expected operating results, including:

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

        WE HAVE ADOPTED A NUMBER OF ANTI-TAKEOVER MEASURES THAT MAY DEPRESS THE PRICE OF OUR COMMON STOCK. Our adoption of a stockholder's rights plan, our ability to issue up to 2,750,000 shares of preferred stock and some provisions of our certificate of incorporation and bylaws and of Delaware law could make it more difficult for a third party to make an unsolicited takeover attempt of us. These anti-takeover measures may depress the price of our common stock by making third parties less able to acquire us by offering to purchase shares of our stock at a premium to its market price. Our board of directors can issue up to 2,750,000 shares of preferred stock and determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. Our board of directors could issue the preferred stock with voting, liquidation, dividend and other rights superior to the rights of our common stock. The rights of holders of our common stock will be subject to, and may be adversely affected by, the rights of holders of the share purchase rights and of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of our outstanding voting stock.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        All sales by the Company are denominated in U.S. dollars or the currency of the country of origin and, accordingly, the Company does not enter into hedging transactions with regard to any foreign currencies. Currency fluctuations can, however, increase the price of the Company's products to its foreign customers which can adversely impact the level of the Company's export sales from time to time. The majority of the Company's cash equivalents are bank accounts, and the Company does not believe it has significant market risk exposure with regard to its investments.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Tag-It Pacific, Inc.
Los Angeles, California

        We have audited the accompanying consolidated balance sheets of Tag-It Pacific, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tag-It Pacific, Inc. at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                     /s/ BDO Seidman, LLP

Los Angeles, California
March 12, 2001 (except for Note 7,
which is dated April 2, 2001)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              TAG-IT PACIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       December        December
                                                                       31, 2000        31, 1999
                                                                     -------------   -------------
Assets
Current assets:
  Cash and cash equivalents.....................................   $      128,093  $      100,798
  Due from factor...............................................           25,140         180,767
  Trade accounts receivable, net................................        3,466,314       2,846,122
  Trade accounts receivable, related parties....................        9,041,752       2,128,457
  Due from related parties......................................          513,614         269,049
  Inventories...................................................       19,868,160      10,102,115
  Prepaid expenses and other current assets.....................          738,735       1,193,073
                                                                     -------------   -------------
Total current assets............................................       33,781,808      16,820,381

Property and equipment, net of accumulated depreciation
  and amortization..............................................        3,755,127       2,815,308
Other assets....................................................        1,562,539         219,332
                                                                     -------------   -------------
Total assets....................................................   $   39,099,474  $   19,855,021
                                                                     =============   =============
Liabilities and Stockholders' Equity
Current liabilities:
  Bank overdraft................................................   $      584,831  $            -
  Line of credit................................................        9,956,436       5,067,259
  Accounts payable..............................................        8,228,677       4,225,661
  Accrued expenses..............................................        1,484,765         401,789
  Income taxes payable..........................................           66,942         219,310
  Note payable..................................................           25,200          25,200
  Notes payable to related parties..............................          882,970         405,149
  Current portion of capital lease obligations..................          250,403         254,023
                                                                     -------------   -------------
Total current liabilities.......................................       21,480,224      10,598,391

Capital lease obligations, less current portion.................          113,046         346,337
Deferred income tax liability...................................          113,335          48,818
Subordinated note payable to related party (Note 11)............        2,601,470               -
                                                                     -------------   -------------
Total liabilities...............................................       24,308,075      10,993,546
                                                                     -------------   -------------
Commitments and contingencies (Note 14)

Stockholders' equity:
  Preferred stock Series A, $0.001 par value; 250,000 shares
  authorized; no shares issued or outstanding...................                -               -
   Convertible preferred stock Series B, $0.001 par value;
    3,000,000 shares authorized; 850,000 shares issued and
    outstanding at December 31, 2000............................        1,400,000               -
  Common stock, $0.001 par value, 30,000,000 shares authorized;
    7,863,244 shares issued and outstanding at December 31,
    2000; 6,777,566 at December 31, 1999........................            7,864           6,778
  Additional paid-in capital....................................       11,737,810       8,748,157
  Retained earnings ............................................        1,645,725         106,540
                                                                     -------------   -------------
Total stockholders' equity......................................       14,791,399       8,861,475
                                                                     -------------   -------------
Total liabilities and stockholders' equity......................   $   39,099,474  $   19,855,021
                                                                     =============   =============

          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                  Year Ended          Year Ended         Year Ended
                                                 December 31,        December 31,         December
                                                     2000                1999             31, 1998
                                                 --------------     ----------------    -------------
Net sales to unrelated parties...............  $    23,723,666    $      16,740,836   $   18,095,167
Net sales to related parties.................       25,638,000           15,644,000          712,900
                                                 --------------     ----------------    -------------
Total net sales..............................       49,361,666           32,384,836       18,808,067
Cost of goods sold...........................       35,821,097           21,807,054       12,143,143
                                                 --------------     ----------------    -------------
Gross profit.................................       13,540,569           10,577,782        6,664,924

Selling expenses.............................        2,104,614            1,626,500        1,730,035
General and administrative expenses..........        8,889,272            6,545,252        4,110,800
                                                 --------------     ----------------    -------------
Total operating expenses.....................       10,993,886            8,171,752        5,840,835

Income from operations.......................        2,546,683            2,406,030          824,089
Interest expense.............................          752,902              257,112          298,889
                                                 --------------     ----------------    -------------

Income before income taxes...................        1,793,781            2,148,918          525,200
Provision (benefit) for income taxes.........          254,596              418,253           (1,687 )
                                                 --------------     ----------------    -------------
Net income...................................  $     1,539,185    $       1,730,665   $      526,887
                                                 ==============     ================    =============

Basic earnings per share.....................  $          0.23    $            0.26   $         0.12
                                                 ==============     ================    =============
Diluted earnings per share...................  $          0.21    $            0.23   $         0.11
                                                 ==============     ================    =============

Basic weighted average shares outstanding....        6,838,345            6,733,500        4,418,618
                                                 ==============     ================    =============

Diluted weighted average shares outstanding..        7,283,261            7,398,838        4,959,880
                                                 ==============     ================    =============


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                    Preferred Stock   Preferred Stock
                                   Common Stock         Series A          Series B         Additional     Retained
                               -------------------  ---------------  ------------------     Paid-In       Earnings
                                Shares     Amount   Shares  Amount   Shares      Amount     Capital       (Deficit)        Total
                               ---------  --------  ------  -------  -------  ----------   -----------   ------------  ------------
BALANCE, JANUARY 1, 1998       2,470,011  $  2,470       -  $     -        -  $        -   $   957,530   $(2,151,012)  $(1,191,012)
  Initial public  offering...  1,600,000     1,600       -        -        -           -     4,663,635             -     4,665,235
  Stock sales................  2,390,000     2,390       -        -        -           -     2,686,360             -     2,688,750
  Debt conversion............    266,666       267       -        -        -           -       399,733             -       400,000
  Net income.................          -         -       -        -        -           -             -       526,887       526,887
                               ---------  --------  ------  -------  -------  ----------   -----------    -----------  ------------
BALANCE, DECEMBER 31, 1998     6,726,677     6,727       -        -        -           -     8,707,258    (1,624,125)    7,089,860

  Common stock issued
  upon exercise of
  options and warrants.......     50,879        51       -        -        -           -        40,899             -        40,950
  Net income.................          -         -       -        -        -           -             -     1,730,665     1,730,665
                               ---------  --------  ------  -------  -------  ----------   -----------    -----------  ------------
BALANCE, DECEMBER 31, 1999     6,777,556     6,778       -        -        -           -     8,748,157       106,540     8,861,475
  Preferred stock issue
  for distribution
  rights.....................          -         -       -        -  850,000   1,400,000             -             -     1,400,000
  Common stock issued for
  supply agreement and
  inventory..................  1,000,000     1,000       -        -        -           -     2,799,000             -     2,800,000
  Common stock issued for
  settlement agreement.......     12,999        13       -        -        -           -        57,546             -        57,559
  Common stock issued
  upon exercise of
  options and warrants.......     72,689        73       -        -        -           -         3,827             -         3,900
  Tax benefit from issuance
  of stock options...........          -         -       -        -        -           -       129,280             -       129,280
  Net income.................          -         -       -        -        -           -             -     1,539,185     1,539,185
                               ---------  --------  ------  -------  -------  ----------  ------------    -----------  ------------
 BALANCE, DECEMBER 31, 2000    7,863,244  $  7,864       -  $     -  850,000  $1,400,000  $11,737,810     $1,645,725   $14,791,399
                               =========  ========  ======  =======  =======  ==========  ============    ===========  ============


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Year Ended       Year Ended       Year Ended
                                                            December         December         December
                                                            31, 2000         31, 1999         31, 1998
                                                          -------------    -------------    -------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net income..........................................    $  1,539,185     $  1,730,665     $    526,887
  Adjustments to reconcile net income to net cash
  used in
    operating activities:
    Depreciation and amortization.....................       1,039,027          641,953          443,128
    Increase (decrease) in deferred income tax
    liability.........................................          64,517         (109,441)         (48,513)
    Gain on sale of assets............................         (14,584)              -                 -
    Stock issued for services.........................          57,559               -                 -
    Increase (decrease) in allowance for doubtful              244,226
    accounts..........................................                         (216,115)         104,843
  Changes in operating assets and liabilities:
    Receivables, including related parties............      (7,622,086)        (556,238)      (1,517,773)
    Inventories.......................................      (4,408,021)      (4,401,919)      (3,369,065)
    Prepaid expenses and other current assets.........         454,338         (240,471)        (619,385)
    Other assets......................................         (48,207)        (172,648)         345,554
    Accounts payable..................................       4,003,016        1,587,213       (1,339,120)
    Accounts payable, related party...................               -       (2,250,626)       2,250,626
    Accrued expenses..................................       1,082,976          (69,191)          49,666
    Income taxes payable..............................         (23,088)         180,309           39,001
                                                          -------------    -------------    -------------
Net cash used in operating activities.................      (3,631,142)      (3,876,509)      (3,134,151)
                                                          -------------    -------------    -------------
Cash flows from investing activities:
  Additional loans to related parties.................        (244,565)        (108,081)         (34,971)
  Acquisition of property and equipment...............      (1,832,816)      (1,436,826)        (803,885)
  Proceeds from sale of equipment.....................          17,000                -                -
                                                          -------------    -------------    -------------
Net cash used in investing activities.................      (2,060,381)      (1,544,907)        (838,856)
                                                          -------------    -------------    -------------
Cash flows from financing activities:
  Bank overdraft......................................         584,831                -         (306,565)
  Net advances from factor............................               -                -       (1,404,133)
  Proceeds from IPO, net..............................               -                -        4,665,235
  Proceeds from stock sale............................               -                -        2,688,750
  Proceeds from exercise of stock options and warrants           3,900           40,950                -
  Proceeds from bank line of credit, net..............       4,889,178        3,578,259        1,489,000
  Payment of capital lease obligations................        (236,912)         (85,009)              -
  Repayment of notes payable..........................               -          (30,840)        (462,983)
  Proceeds from notes payable to related parties......         685,000          160,000                -
  Repayment of notes payable to related parties.......        (207,179)        (206,477)        (675,075)
                                                          -------------    -------------    -------------
Net cash provided by financing activities.............       5,718,818        3,456,883        5,994,229
                                                          -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents..          27,295       (1,964,533)       2,021,222
Cash and cash equivalents, beginning of year..........         100,798        2,065,331           44,109
                                                          -------------    -------------    -------------
Cash and cash equivalents, end of year................    $    128,093     $    100,798     $  2,065,331
                                                          =============    =============    =============
Supplemental disclosures of cash flow information:
  Cash paid (received) during the year for:
    Interest..........................................    $    746,433     $    269,116     $    298,889
    Income taxes paid.................................    $    237,415     $    174,334     $     83,951
    Income taxes received.............................    $    (21,400)    $          -     $          -
  Non-cash financing activity:
    Note payable converted to equity..................    $          -     $          -     $    400,000
    Capital lease obligations.........................    $          -     $    685,369     $          -
    Preferred stock issued in exchange for
    distribution rights...............................    $  1,400,000     $          -     $          -
    Note to related party issued in exchange for
    inventory of $2,830,024, less imputed interest
    of $272,000.......................................    $  2,558,024     $          -     $          -
    Common stock issued in exchange for inventory.....    $  2,800,000     $          -     $          -


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

        The Company is the parent holding company of Tag-It, Inc., a California corporation, Tag-It Pacific (HK) Ltd., a BVI corporation (formerly Tag-it Printing & Packaging Ltd.), Tag-it de Mexico, S.A. de C.V., A.G.S. Stationery, Inc., a California corporation ("AGS Stationery") and Pacific Trim & Belt, Inc., a California corporation (collectively, the "Subsidiaries"), all of which were consolidated under a parent limited liability company on October 17, 1997 (the "Consolidation") and became wholly-owned subsidiaries of the Company immediately prior to the effective date of the Company's initial public offering in January 1998 (the "Offering"). Immediately prior to the Offering, the outstanding membership units of Tag-It Pacific LLC were converted to 2,470,001 shares of Common Stock of the Company (the Exchange and such conversions are referred to as the "Conversion"). In November 1998, the Company formed a wholly-owned subsidiary, Pacific Trim, SA de CV located in Tlaxcala, Mexico (now included in "Subsidiaries"). All the activities of this company were merged into Tag-It de Mexico, SA de CV, in 1999. In January 2000, the Company formed Tag-it Pacific Limited, a Hong Kong corporation, and in April 2000, the Company formed Talon International, Inc., a Delaware corporation. Both newly formed corporations are 100% wholly-owned Subsidiaries of Tag-it Pacific, Inc. Pacific Trim & Belt, Inc. was dissolved during 2000.

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

        All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders' equity and transaction gains and losses are recorded in the consolidated statement of income in the period incurred. During 2000, 1999 and 1998, foreign currency translation and transaction gains and losses were not material.

NATURE OF BUSINESS

        Tag-It Pacific, Inc. (the "Company") specializes in the distribution of a full range of trim items to manufacturers of fashion apparel, licensed consumer products, specialty retailers and mass merchandisers. The Company acts as an outsourced trim management department for manufacturers of fashion apparel such as Tarrant Apparel Group and Azteca Production International. The Company also serves as a specified supplier of trim items to specific brands, brand licensees and retailers, including Tommy Hilfiger, A\X Armani Exchange, Express, Lerner and Swank, among others.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


REVENUE RECOGNITION

        Sales are recorded at the time of shipment and when collection is reasonably assured.

COMPREHENSIVE INCOME

        The Company has adopted Statement of Financial Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"), issued by the FASB and effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Adoption of SFAS 130 did not have an impact on the Company's consolidated financial position or results of operations for the years ended December 31, 2000, 1999 and 1998.

SEGMENTS OF AN ENTERPRISE

        The Company has adopted Statement of Financial Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), issued by the FASB and effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company believes that it operates within one segment as there is not enough difference between the types of products manufactured and distributed by the Company to justify segmented reporting by product type. Adoption of SFAS 131 resulted in expanded disclosures regarding geographical regions (Note 15).

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

        Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives ranging from five to seven years. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated life of the related improvements, whichever is shorter.

IMPAIRMENT OF LONG-LIVED ASSETS

        The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


asset exceeds its fair value. The Company did not record any losses due to impairment of long-lived assets during the years ended December 31, 2000, 1999 and 1998.

RECLASSIFICATION

        Certain reclassifications have been made to the prior year financial statements to conform with the 2000 presentation.

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

STOCK-BASED COMPENSATION

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also gives the option to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees," or SFAS 123. The Company has chosen to account for stock-based compensation for employees utilizing the intrinsic value method prescribed in APB 25 and not the fair value method established by SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock.

        Under SFAS 123, the Company presents in a footnote the effect of measuring the cost of stock-based employee compensation at the grant date based on the fair value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the option as determined by the model at grant date or other measurement date.

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NEW ACCOUNTING PRONOUNCEMENTS

        In October 2000, the Company adopted Financial Accounting Standards Board SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material impact on the consolidated financial statements.

        In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company was required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than October 1, 2000. The Company believes the adoption of SAB 101, as amended by SAB 101B, has not had a material effect on the financial position, results of operations or cash flows of the Company for the year ended December 31, 2000.

        In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, the Interpretation of APB Opinion No. 25" (FIN 44). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25, "Accounting for Stock Issued to Employees." The effective date of the Interpretation was July 1, 2000. The provisions of the Interpretation apply prospectively, but they will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The adoption of FIN 44 did not have a material affect on the current and historical consolidated financial statements.

NOTE 2--EARNINGS PER SHARE

        The Company has adopted Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                  December 31, 2000                   December 31, 1999                    December 31, 1998
                         ---------------------------------  ---------------------------------   -----------------------------------
                                                    Per                                Per                                   Per
                         Income         Shares      Share   Income         Shares      Share    Income          Shares       Share
Years ended:             (Numerator) (Denominator)  Amount  (Numerator) (Denominator)  Amount   (Numerator)   (Denominator)  Amount
-----------------------  ----------- -------------  ------  ----------- -------------  ------   -----------   -------------  ------
Basic earnings per
share:
  Income available
    to common
    stockholders...      $1,539,185    6,838,345    $ 0.23  $ 1,730,665   6,733,500    $ 0.26   $  526,887      4,418,618    $ 0.12

Effect of dilutive
securities:
  Options...........                     386,903                            427,904                               498,677
  Warrants..........                      58,013                            237,434                                42,585
                         ----------  -------------  ------  -----------  ------------  ------   ----------   -------------   ------
Income available to
  common stockholders.   $1,539,185    7,283,261    $ 0.21  $ 1,730,665   7,398,838    $ 0.23   $  526,887      4,959,880    $ 0.11
                         ==========  =============  ======  ===========  ============  ======   ==========   =============   ======

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Warrants to purchase 80,000 and 110,000 shares of common stock at $6.00 and $4.80, options to purchase 797,000 shares of common stock at between $4.125 and $4.50, convertible debt of $500,000 convertible at $4.50 per share and 850,000 shares of preferred Series B stock convertible when the average trading price of the Company's common stock for a 30-day consecutive period is equal to or greater than $8.00 per share were outstanding for the year ended December 31, 2000, but were not included in the computation of diluted earnings per share because the effect of exercise or conversion would have an antidilutive effect on earnings per share. Warrants to purchase 80,000 shares of common stock at $6.00 were outstanding for the year ended December 31, 1999, and warrants to purchase 80,000 and 110,000 shares of common stock at $6.00 and $4.80, respectively, were outstanding for the year ended December 31, 1998, but were not included in the computation of diluted earnings per share because the effect of exercise would have an antidilutive effect on earnings per share.

NOTE 3--DUE FROM FACTOR

        The Company has entered into a factoring agreement with East Asia Heller for the purchase of eligible receivables from its Hong Kong subsidiary, Tag-it Pacific Limited. The Company's factor purchases eligible accounts receivable and assumes the credit risk with respect to those accounts for which they have given their prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with the Company. The Company pays a fixed commission rate and may borrow up to 80% of its eligible accounts receivable. Interest is charged at 1.5% over the Hong Kong Dollar prime rate (9.0% and 8.5% at December 31, 2000 and 1999). Factored accounts receivable, without recourse, amounted to $25,140 and $180,767 at December 31, 2000 and 1999. There were no outstanding advances at December 31, 2000 and 1999.

NOTE 4--ACCOUNTS RECEIVABLE, TRADE, NET

        Accounts receivable, trade is net of an allowance for doubtful accounts and subsequent returns. For the years ended December 31, 2000 and 1999, the allowance for doubtful accounts and subsequent returns was $299,224 and $54,998.

NOTE 5--INVENTORIES

        Inventories consist of the following:

                                                   Year Ended December 31,
                                                 ----------------------------
                                                    2000             1999
                                                 ------------     -----------
Raw materials.............................     $      55,268     $   128,373
Work-in-process...........................         1,763,838         763,316
Finished goods............................        18,049,054       9,210,426
                                                 ------------     -----------
Total inventories.........................     $  19,868,160    $ 10,102,115
                                                 ============     ===========


        Inventories at December 31, 2000 and 1999 include goods that are subject to buy back agreements with the Company's customers. The buyback agreements contain provisions related to the inventory purchased on behalf of the Company's customers. In the event that inventories remain with the Company in excess of six months from the Company's receipt of the goods from its vendors, the customer is required to purchase the inventories from the Company under normal invoice and selling terms. The majority of the inventories at December 31, 2000 are subject to these buyback agreements.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6--PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                     Year Ended December 31,
                                                   ----------------------------
                                                      2000             1999
                                                   ------------      ----------
Furniture and fixtures........................   $     943,819     $ 1,163,517
Machinery and equipment.......................       3,012,590       1,795,268
Leasehold improvements........................         805,337         373,430
Films, dies, molds and art designs............       1,640,122       1,342,843
                                                   ------------      ----------
                                                     6,401,868       4,675,058
Accumulated depreciation and amortization.....       2,646,741       1,859,750
                                                   ------------      ----------
Net property and equipment....................   $   3,755,127     $ 2,815,308
                                                   ============      ==========


NOTE 7--LINE OF CREDIT

        The Company has a credit facility with Sanwa Bank which provides for a working capital line of $9,400,000, subject to limitation based on a defined formula related to inventory and eligible accounts receivable, and an equipment loan with maximum borrowings of $556,436. The facility is collateralized by all assets of the Company, including equipment, and provides for interest at the bank's reference rate (9.0% at December 31, 2000) plus 2%. At December 31, 2000, outstanding borrowings under the working capital line and the equipment loan amounted to $9,400,000 and $556,436. At December 31, 1999, outstanding borrowings under the working capital line and the equipment line amounted to $4,892,000 and $175,259. There were no open letters of credit at December 31, 2000 or 1999. Sanwa Bank has advised us that the credit facility has been renewed through April 30, 2001 and provides for borrowings of up to $9,400,000 on the working capital line, based on a defined formula related to inventory and eligible accounts receivable, and $556,436 on the equipment line. The interest rate is at the bank's reference rate plus 3.5%.

        The credit facility provided for the maintenance of certain financial covenants related to net worth, tangible net worth, current ratio and profitability. At December 31, 2000 and 1999, the Company was in compliance with these covenants.

        The Company has entered into a factoring agreement with Capstone Business Credit, LLC and is in the process of renegotiating its Sanwa Bank credit facility beyond April 30, 2001. Under the renewed arrangement, the Sanwa Bank credit facility would be extended through July 31, 2001 and provide for borrowings of up to $13,000,000, based on a defined formula related to inventory and eligible accounts receivable. The interest rate would be determined at the time of the renewal. As part of this arrangement, Sanwa Bank and Capstone are negotiating to enter into an agreement, whereby, Capstone would assume, to the extent that we have not secured other permanent financing, the outstanding obligations under the Sanwa Bank working capital line as of July 31, 2001. The factoring agreement with Capstone provides for the purchase of eligible accounts receivable with or without recourse to the Company through March 2002. Factor commissions are charged to the Company as a percentage of the accounts factored under the terms of the agreement.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8--NOTE PAYABLE

        Note payable to an unrelated party is unsecured, bears interest at 10% and is due on demand.


NOTE 9--NOTES PAYABLE TO RELATED PARTIES

        Notes payable to related parties consist of the following:

                                                                  Year Ended December 31,
                                                                ----------------------------
                                                                   2000             1999
                                                                ------------      ----------
Six notes payable issued in 1996, four notes payable
  issued in 1997, and two notes payable issued in 1998
  to officers and directors of the Company with no
  monthly payments and interest rates ranging from 7.5%
  to 10% annually, due and payable on the fifteenth day
  following delivery of written demand for payment...........   $     118,175     $   230,149

Convertible secured subordinated note payable to the
  Company's Chairman bears interest at 11%, payable
  quarterly, is due on demand and convertible into
  common stock at the election of the holder at a rate
  of $4.50 per share, the market value of the Company's
  common stock on the date of approval by the Company's
  Board of Directors. The note is secured by substantially
  all of the Company's assets and is subordinated to the
  interest of Sanwa Bank......................................        500,000               -

Unsecured notes payable to directors and officers of the
  Company accrue interest at 7%, 7.5% and 11% per annum,
  principal and interest due on demand.......................         264,795         175,000
                                                                 ------------      ----------
                                                                $     882,970     $   405,149
                                                                 ============      ==========


NOTE 10--CAPITAL LEASE OBLIGATIONS

        The Company financed equipment purchases through various capital lease obligations expiring through August 2002. These obligations bear interest at various rates ranging from 8% and 10% per annum. Future minimum annual payments under these capital lease obligations are as follows:

          YEARS ENDING DECEMBER 31,                           Amount
                                                             ----------
          2001........................................     $   273,086
          2002........................................         117,594
                                                             ----------
          Total payments..............................         390,680

          Less amount representing interest...........         (27,231 )
                                                             ----------
          Balance at December 31, 2000................         363,449

          Less current portion........................         250,403
                                                             ----------
          Long-term portion...........................     $   113,046
                                                             ==========

        At December 31, 2000, total equipment, included in property and equipment (Note 6), under capital lease obligations and related accumulated depreciation amounted to $595,203 and $140,399.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11--STOCKHOLDERS' EQUITY

PREFERRED STOCK

        On April 3, 2000, the Company entered into a ten-year exclusive license and distribution agreement with Talon, Inc. and its parent company, Grupo Industrial Cierres Ideal, S.A. de C.V. ("GICISA"). Under this agreement, Tag-It Pacific, Inc. is the exclusive sales, marketing, distribution and e-commerce arm for "Talon" products for all customers in the United States, Mexico-based maquiladores, Canada and the Pacific Rim and has the exclusive license to market trim products under the "Talon" brand name. In exchange for these exclusive distribution rights, the Company agreed to issue 850,000 shares of Series B Convertible Preferred stock to GICISA. After a period of 30 months, the shares will be convertible into the Company's common stock once the average price per share of the Company's common stock reaches or exceeds $8.00 for a 30-day consecutive period. The preferred stock is automatically convertible into shares of the Company's common stock based on a rate of one minus the fraction of $2.50 over the average per share closing price of the Company's common stock for the 30-day period preceding the conversion.

        The Series B Convertible Preferred stock has a liquidation preference of $.001 per share, and is entitled to receive non-cumulative dividends on an as converted basis, if and when, such dividends are declared on the Company's common stock and may be redeemed by the Company under certain conditions as outlined in the agreement.

        The estimated fair value of the Series B Convertible Preferred stock on April 3, 2000 was $1,400,000. The Company recorded the value of the license and distribution rights as a long-term asset, which is being amortized over the ten-year period of the agreement. The unamortized balance of the long-term asset at December 31, 2000 was $1,295,000.

        On September 30, 2000, the Company purchased inventory from GICISA in exchange for an unsecured note payable in the amount of $2,830,024. The note payable is non-interest bearing and is due April 1, 2002. The Company has imputed interest for the holding period of the note amounting to $272,000. The note is subordinate to the obligations due under the credit facility with Sanwa Bank. The note payable balance at December 31, 2000 was $2,601,470, net of imputed interest of $228,554.

COMMON STOCK

        On December 22, 2000, the Company entered into a supply agreement with Azteca Production International, Inc., AZT International SA D RL, Commerce Investment Group, LLC, Hubert Guez and Paul Guez (collectively "Azteca"). The term of the supply agreement is three years, with automatic renewals of consecutive three-year terms, and provides for a minimum of $10 million in sales for each contract year beginning April 1, 2001. In accordance with the agreement, the Company purchased existing inventory from Azteca in exchange for 1,000,000 shares of the Company's common stock. The shares contain restrictions related to the sale or transfer of the shares, registration and voting rights. The value of the restricted shares is estimated at $2,800,000.

        Sales to Azteca for the year ended December 31, 2000 amounted to $1,878,000. Included in trade accounts receivable, related party at December 31, 2000 is $770,962 due from Azteca. Terms are net 60 days.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12--STOCK OPTION INCENTIVE PLAN AND WARRANTS

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

        Effective October 10, 1998, the Company's Board of Directors approved an option exchange program. Under the program, holders of options to purchase 189,500 shares of Common Stock at an exercise price of $3.20 per share (which represented all of the options outstanding on the date the program was approved) could exchange these options for new options to purchase shares of Common Stock at an exercise price of $1.30 per share, which exercise price was above the $1.1875 closing sales price of a share of Common Stock on the American Stock Exchange on October 9, 1998. Upon the exchange, the existing options were canceled and became available for future grant under the 1997 Plan. Each new option was for the same or fewer number of shares and/or had a longer vesting schedule than did the option for which it was exchanged. The new options are exercisable through their expiration dates in 2007 and 2008, which expiration dates correspond to the expiration dates of the options for which they were exchanged. At October 10, 1998, options to purchase 70,500 shares of Common Stock previously granted under the 1997 Plan had been canceled in accordance with the terms of the respective option agreements.

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

        In 2000, the Company's Board of Directors further amended its 1997 Stock Incentive Plan to provide for a total of 1,777,500 shares of common stock to be reserved for issuance under the Plan. During the year ended December 31, 2000, the Company granted 401,500 options to purchase common stock at exercise prices ranging between $3.75 and $4.625 per share, the closing price of the Company's common stock on the date of grant.

        The following table summarizes the activity in the 1997 Plan:

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                 Weighted
                                                                                 Average
                                                             Number of           Exercise
                                                              Shares              Price
                                                            ------------       -------------
  Options outstanding - January 1, 1998...............          195,000        $       3.20
    Granted...........................................           65,000                3.20
    Canceled..........................................         (260,000)               3.20
    Granted...........................................          562,000                1.30
                                                            ------------       -------------
  Options outstanding - December 31, 1998.............          562,000                1.30
    Granted...........................................          393,000                4.31
    Exercised.........................................          (31,500)               1.30
    Canceled..........................................          (19,000)               2.88
                                                            ------------       -------------
  Options outstanding - December 31, 1999.............          904,500                2.57
    Granted...........................................          401,500                4.23
    Exercised.........................................          (72,689)               1.30
    Canceled..........................................          (72,811)               2.10
                                                            ------------       -------------
        Options outstanding - December 31, 2000.......        1,160,500        $       3.37
                                                            ============       =============


STOCK BASED COMPENSATION

        All stock options issued to employees have an exercise price not less than the fair market value of the Company's Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. If compensation cost for stock-based compensation had been determined based on the fair market value of the stock options on their dates of grant in accordance with SFAS 123, the Company's net income and income per share for the years ended December 31, 2000, 1999 and 1998 would have been decreased to the pro forma amounts presented below:

                                               2000          1999            1998
                                          ------------    -----------     -----------
Net income:
    As reported........................   $  1,539,185    $ 1,730,665     $  526,887
    Pro forma..........................   $  1,023,651    $ 1,198,777     $   79,122

Basic earnings per common share:
    As reported........................   $       0.23    $      0.26     $     0.12
    Pro forma..........................   $       0.15    $      0.18     $     0.02

Diluted earnings per common share:
    As reported........................   $       0.21    $      0.23     $     0.11
    Pro forma..........................   $       0.14    $      0.16     $     0.02

        The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during 2000, 1999 and 1998; expected life of option of 1.5 years, expected volatility of 60% for 2000, 53% for 1999 and 80% for 1998, risk free interest rate of 6% and a 0% dividend yield. The weighted average fair value at the grant date for such options is $1.33, $1.06 and $1.30 per option for the years ended December 31, 2000, 1999 and 1998.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Additional information relating to stock options and warrants outstanding and exercisable at December 31, 2000, summarized by exercise price is as follows:

                                                                          Exercisable
                               Outstanding Weighted Average             Weighted Average
                            ------------------------------------     -----------------------
  Exercise Price Per                      Life        Exercise                    Exercise
          Share               Shares     (years)        Price         Shares         Price
------------------------    ---------   ---------    -----------     --------     ----------
        $ 0.71 (warrants)     39,235      1.0          $ 0.71         39,235       $ 0.71
        $ 1.30               397,000      8.6          $ 1.30        329,000       $ 1.30
        $ 1.50 (warrants)     35,555      1.0          $ 1.50         35,555       $ 1.50
        $ 4.31               376,000      0.9          $ 4.31        376,000       $ 4.31
        $ 4.80 (warrants)    110,000      2.1          $ 4.80         55,000       $ 4.80
        $ 6.00 (warrants)     80,000      2.1          $ 6.00         40,000       $ 6.00
        $ 4.63               131,000      0.4          $ 4.63        123,000       $ 4.63
        $ 4.25                88,000      1.2          $ 4.25         62,500       $ 4.25
        $ 3.84               180,500      1.2          $ 3.84              -       $ 3.84
                            ---------                                --------
        $ 3.22              1,437,290     4.4          $ 3.22        1,060,290     $ 3.80
                            =========                                ========


NOTE 13--INCOME TAXES

        The components of the provision (benefit) for income taxes included in the consolidated statements of income are as follows:

                                                        Year Ended December 31,
                                                 --------------------------------------
                                                   2000          1999          1998
                                                 ----------    ----------    ----------
Current:
    Federal..................................  $   161,567   $   474,351   $    44,426
    State....................................       28,512        53,343         2,400
                                                 ----------    ----------    ----------
                                                   190,079       527,694        46,826
Deferred:
    Federal..................................       54,839       (93,025 )     (44,464 )
    State....................................        9,678       (16,416 )      (4,049 )
                                                 ----------    ----------    ----------
                                                    64,517      (109,441 )     (48,513 )
                                                 ----------    ----------    ----------
                                               $   254,596   $   418,253   $    (1,687 )
                                                 ==========    ==========    ==========

        A reconciliation of the statutory Federal income tax rate with the Company's effective income tax rate is as follows:

                                                      Year Ended December 31,
                                                -------------------------------------
                                                  2000          1999          1998
                                                ---------     ----------    ---------
Current:
    Federal statutory rate..................    $   34.0%     $    34.0%    $   34.0%
    State taxes net of Federal benefit......         6.0            6.0          7.2
    Income earned from foreign subsidiaries.       (15.0)          (6.7)       (12.1)
    Utilization of NOL benefit..............        (9.6)          (8.0)       (33.5)
    Exercise of stock options...............        (7.2)             -            -
    Other...................................         6.0           (5.8)         4.1
                                                ---------     ----------    ---------
                                                $   14.2%     $    19.5     $   (0.3)%
                                                =========     ==========    =========

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The primary components of temporary differences which give rise to the Company's deferred assets and deferred tax liabilities are as follows:

                                                                  Year Ended December 31,
                                                                ----------------------------
                                                                   2000             1999
                                                                ------------      ----------
Net deferred tax liability:
    Net operating loss carryforwards........................    $   120,900       $ 251,297
    Dies, film and art library..............................       (192,641 )      (214,874 )
    Depreciation............................................       (102,414 )       (88,920 )
    Other...................................................         60,820           3,679
                                                                ------------      ----------
                                                                $  (113,335 )     $ (48,818 )
                                                                ============      ==========

        At December 31, 2000, the Company's subsidiary, AGS Stationery, Inc. had Federal and state NOL carryforwards of approximately $256,000 and $565,000 respectively. The Federal NOL is available to offset future taxable income through 2011, and the state NOL expires in 2001. The Company's ability to utilize the NOL carryforwards are dependent upon the Company's ability to generate taxable income in future periods and are limited in the annual amount of approximately $430,000 due to restrictions imposed under Federal and state laws upon a change in ownership. The NOL's stated above are subject to separate year loss limitations.

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

NOTE 14--COMMITMENTS AND CONTINGENCIES

LEASES

        The Company is a party to a number of non-cancelable operating lease agreements involving buildings and equipment which expire at various dates. The future minimum lease commitments as of December 31, 2000 are as follows:

             Years Ending
             December 31,                             Amount
          ---------------------                     ----------
          2001..............................        $  456,391
          2002..............................           229,858
          2003..............................            92,388
          2004..............................            45,682
                                                    -----------
             Total minimum payments.........        $  824,319
                                                    ===========

        Total rental expense for the years ended December 31, 2000, 1999 and 1998 aggregated $270,479, $406,632 and $400,684, respectively.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PROFIT SHARING PLAN

        In October 1999, the Company established a 401(k) profit-sharing plan for the benefit of qualified employees. The Company may make annual contributions to the plan as determined by the Board of Directors. There were no contributions made during the years ended December 31, 2000 and 1999.

CONTINGENCIES

        The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 15--GEOGRAPHIC INFORMATION

        The Company develops, manufactures and distributes complete brand-identity programs to manufacturers of fashion driven apparel, licensed consumer products and to specialty retailers and mass merchandisers. There is not enough difference between the types of products manufactured and distributed by the Company to account for these products separately or to justify segmented reporting by product type.

        The Company distributes its products internationally and has reporting requirements based on geographic regions. Revenues and long-lived assets are attributed to countries based on the location of the customer as follows:

                                                         Year Ended December 31,
                                                ------------------------------------------
                                                  2000            1999            1998
                                                ----------     -----------      ----------
Sales:
    United States........................     $ 18,262,860   $ 12,344,418     $ 16,063,627
    Asia.................................       5,344,853       4,539,500       2,175,279
    Mexico...............................       25,753,953     15,500,918         569,161
                                                ----------     -----------      ----------
                                              $ 49,361,666   $ 32,384,836     $ 18,808,067
                                                ==========     ===========      ==========
Long-lived Assets:
    United States........................     $ 2,684,021    $  2,247,038     $ 1,065,082
    Asia.................................         284,136         233,142          76,847
    Mexico...............................         786,970         335,128         193,137
                                                ----------     -----------      ----------
                                              $ 3,755,127    $  2,815,308     $ 1,335,066
                                                ==========     ===========      ==========

NOTE 16--MAJOR CUSTOMER & VENDORS

        One major customer, a related party, accounted for approximately 48.1% and 47.9% of the Company's net sales on a consolidated basis for the years ended December 31, 2000 and 1999. Included in accounts receivable related party at December 31, 2000 and 1999 is $8,270,790 and $2,047,057 due from this customer. Terms are net 60 days.

        Two major vendors accounted for approximately 26.6% of the Company's purchases for the year ended December 31, 2000 and one major vendor accounted for approximately 22.2% of the Company's purchases for the year ended December 31, 1999. Included in accounts payable at December 31, 2000 and 1999 is $3,212,449 and $351,851 due to these vendors. Terms are net 60 days.

        There were no customers or vendors which represented in excess of 10% of the Company's sales or purchases during the year ended December 31, 1998.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17--RELATED PARTY TRANSACTIONS

        The estate of the former President and Director of the Company is the general partner of D.P.S. Associates, a general partnership, which is the lessor of the Company's executive offices in Los Angeles, California, pursuant to a lease agreement with the Company. The lease provides for base rent of $9,072 on a month-to-month basis.

        A former Director of the Company controls a financial advisory firm, Averil Associates, Inc. ("Averil Associates"), which has performed various services for the Company including investigation of strategic financing and other corporate growth initiatives. As consideration for such services, AGS Stationery paid Averil Associates the aggregate amount of $26,123, plus out of pocket expenses. As additional compensation for such services, in 1997, AGS Stationery granted to Chloe Holdings, Inc., an affiliate of Averil Associates, warrants to purchase up to 135 shares of Common Stock of AGS Stationery. Effective upon the Conversion, the Chloe Warrants became exercisable for 22,841 shares of the Common Stock of the Company at $0.76 per share and the Company also paid Averil Associates an additional $175,000 upon consummation of the Company's initial public offering for services rendered in connection therewith. The Chloe warrants were exercised in November 1999. Consulting fees paid to Averil Associates for the years ended December 31, 2000, 1999 and 1998 amounted to $18,655, $0 and $0.

        In October 1998, the Company sold 2,390,000 shares of Common Stock at a purchase price per share of $1.125 to KG Investment, LLC. The Company used the $2,688,750 raised in the private placement to fund a portion of its business growth plans and operations. KG Investment is owned by Gerard Guez and Todd Kay, executive officers and significant shareholders of Tarrant Apparel Group ("Tarrant"). KG Investment agreed that it would not seek to dispose of its shares prior to October 16, 2000, except to certain affiliated parties, without the Company's prior written consent. KG Investment also agreed to certain additional restrictions on the transfer and voting of the shares it purchased and has been granted piggyback registration rights.

        Commencing in December 1998, the Company began to provide trim products to Tarrant for its operations in Mexico. In connection therewith, the Company purchased $2.25 million of Tarrant's existing inventory in December 1998 for resale to Tarrant. Total sales to Tarrant for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $23,760,000, $15,500,000 and $569,000.
As of December 31, 2000, 1999 and 1998, accounts receivable related party included approximately $8,270,000, $2,047,000 and $580,000 due from Tarrant. Terms are net 60 days.

        Sales to Brilliant Digital Entertainment, a company in which two of its officers are also members of the Board of Directors of the Company, amounted to $0, $144,000 and $143,900 for the years ended December 31, 2000, 1999 and 1998.
Included in accounts receivable related party at December 31, 2000, 1999 and 1998 was $0, $81,400 and $0 due from this related company. Terms are net 30 days.

        Included in due from related parties at December 31, 2000 and 1999 is $513,614 and $269,049, respectively, of unsecured notes and advances to officers, members of the Board of Directors and stockholders of the Company. The notes and advances bear interest at 7.5%, 8.5% and prime and are due on demand.

        In August 1999, Mark Dyne, a member of the Board of Directors, loaned the Company $160,000. This indebtedness is evidenced by an unsecured promissory note dated August 17, 1999. The principal, which bears an interest rate at 7% per annum, and interest are due and payable on demand. The Company repaid $95,205 of the principal balance during the year ended December 31, 2000.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Consulting fees paid to Diversified Investments, a company owned by a member of the Board of Directors of the Company, amounted to $87,500, $0 and $0 for the years ended December 31, 2000, 1999 and 1998.

        Consulting fees paid for services provided by a member of the Board of Directors amounted to $87,200, $1,900 and $0 for the years ended December 31, 2000, 1999 and 1998.

        In October 1998, the Company adopted a stockholder's rights plan. Under the rights plan the Company distributed one preferred share purchase right for each outstanding share of Common Stock outstanding on November 6, 1998. Upon the occurrence of certain triggering events related to an unsolicited takeover attempt of the Company, each purchase right not owned by the party or parties making the unsolicited takeover attempt will entitle its holder to purchase shares of the Company's Series A Preferred Stock at a value below the then market value of the Series A Preferred Stock. The rights of holders of the Common Stock will be subject to, and may be adversely affected by, the rights of holders of the share purchase rights, the Series A Preferred Stock and any other preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the Company's outstanding voting stock.

NOTE 18 - SUBSEQUENT EVENTS

        Effective January 2, 2001, the Company entered into an asset purchase agreement with Arzee Holdings, Inc., a Florida based corporation. The agreement provided for the acquisition of certain assets of the company, including customer lists, fixed assets, general intangibles, among others, in exchange for 125,000 shares of the Company's common stock. The stock was issued at the market value of the Company's stock on the closing date of the transaction.

NOTE 19 - QUARTERLY RESULTS (UNAUDITED)

        Quarterly results for the years ended December 31, 2000 and 1999 are reflected below:

                                             FOURTH         THIRD        SECOND       FIRST
        ---------------------------------------------------------------------------------------
        2000

        Revenue                           $ 12,297,227  $ 17,514,987  $ 11,358,628  $ 8,190,824
        Operating income                  $    564,289  $    945,751  $    600,434  $   436,209
        Net income                        $    385,566  $    546,061  $    345,451  $   262,107
        Basic earnings per share          $       0.06  $       0.08  $       0.05  $      0.04
        Diluted earnings per share        $       0.05  $       0.08  $       0.05  $      0.04

        1999

        Revenue                           $  8,345,598  $ 10,226,746  $ 8,179,479   $ 5,633,013
        Operating income                  $    848,368  $    882,906  $   426,298   $   248,458
        Net income                        $    533,219  $    646,468  $   363,483   $   187,495
        Basic earnings per share          $       0.08  $       0.10  $      0.05   $      0.03
        Diluted earnings per share        $       0.07  $       0.09  $      0.05   $      0.03
        ---------------------------------------------------------------------------------------

        Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

         INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT ON SCHEDULE II


To the Board of Directors

Tag-it Pacific, Inc.

Los Angeles, California



The audits referred to in our report, dated March 12, 2001, except as to Note 7, which is dated April 2, 2001, included the related financial statement schedule as of December 31, 2000, and for each of the three years in the period ended December 31, 2000, included in the annual report on Form 10-K of Tag-it Pacific, Inc. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.





                                    BDO Seidman, LLP



Los Angeles, California

March 12, 2001 (Except for Note 7,

for which the date is April 2, 2001)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    COLUMN A                COLUMN B     COLUMN C      COLUMN D    COLUMN E
                    --------                --------     --------      --------    --------
                                            Balance                                Balance
                                               at                                     at
                                            Beginning                               End of
                   DESCRIPTION              of year      Additions     Deductions    Year
                   -----------              ---------    ---------     ----------  ---------
        2000
        Allowance for doubtful accounts
        deducted from accounts
        receivable in the balance sheet..   $   54,998   $  445,176    $  200,950  $  299,224
        Reserve for obsolescence
        deducted from inventories on the
        balance sheet....................   $   24,050   $1,146,563    $        -  $ 1,170,613
                                            ----------   ----------    ----------  ----------
                                            $   79,048   $1,591,739    $  200,950  $ 1,469,837
                                            ==========   ==========    ==========  -=========
        1999
        Allowance for doubtful accounts
        deducted from accounts
        receivable in the balance sheet..   $  271,113   $        -    $  216,115  $   54,998
        Reserve for obsolescence
        deducted from inventories on the
        balance sheet....................   $  407,367   $        -    $  383,317  $   24,050
                                            ----------   ----------    ----------  ----------
                                            $  678,480   $        -    $  599,432  $   79,048
                                            ==========   ==========    ==========  ==========
        1998
        Allowance for doubtful accounts
        deducted from accounts
        receivable in the balance sheet..   $  166,270   $  104,843    $        -  $  271,113
        Reserve for obsolescence
        deducted from inventories on the
        balance sheet....................   $        -   $  407,367    $        -  $  407,367
                                            ----------   ----------    ----------  ----------
                                            $  166,270   $  512,210    $        -  $  678,480
                                            ==========   ==========    ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this Item 10 will appear in the proxy statement for the 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

        Information regarding executive compensation will appear in the proxy statement for the 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information regarding security ownership of certain beneficial owners and management will appear in the proxy statement for the 2001 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information regarding certain relationships and related transactions will appear in the proxy statement for the 2001 Annual Meeting of Stockholders, and is incorporated by this reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)             (1)  FINANCIAL STATEMENTS - See Item 8 of this Form 10-K
                     annual report.
                (2) INDEPENDENT AUDITORS' REPORT -- See Item 8 of this Form 10-K annual report.
                (3) REPORT OF INDEPENDENT ACCOUNTANTS -- See Item 8 of this Form 10-K annual report..
                (4) FINANCIAL STATEMENT SCHEDULES - See Item 8 of this Form 10-K annual report.
                (5) EXHIBITS -- See Exhibit Index on attached to this Form 10-K annual report.
(b) No reports on Form 8-K were filed during the last quarter of the period covered by this Form 10-K annual report.
(c) See Exhibit Index on attached to this Form 10-K annual report.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 TAG-IT PACIFIC, INC.

                                                 /S/ RONDA SALLMEN
                                                 ----------------------------
                                                 By:    Ronda Sallmen
                                                 Its:   Chief Financial Officer


                                POWER OF ATTORNEY

        Each person whose signature appears below constitutes and appoints Colin Dyne and Ronda Sallmen, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                         TITLE                                   DATE
---------                         -----                                   ----
    /S/ MARK DYNE                 Chairman of the Board of Directors      April 3, 2001
-----------------------------
Mark Dyne

    /S/ COLIN DYNE                Chief Executive Officer and Director    April 3, 2001
-----------------------------
Colin Dyne

    /S/ RONDA SALLMEN             Chief Financial Officer                 April 3, 2001
-----------------------------
Ronda Sallmen

    /S/ KEVIN BERMEISTER          Director                                April 3, 2001
-----------------------------
Kevin Bermeister

    /S/MICHAEL KATZ               Director                                April 3, 2001
-----------------------------
Michael Katz

    /S/JONATHAN BURSTEIN          Director                                April 3, 2001
-----------------------------
Jonathan Burstein

    /S/ BRENT COHEN               Director                                April 3, 2001
-----------------------------
Brent Cohen

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

3.4 Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-KSB, filed March 28, 2000.

3.5 Certificate of Designation of Series B Convertible Preferred Stock of Tag-It Pacific, Inc. Incorporated by reference to Exhibit 3.1 to Form 10-QSB filed on August 14, 2000.

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

10.1 Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1to Form SB-2 filed on October 21, 1997, and the amendments thereto.

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

10.22 Contract for Manufacturing Services between USA and Mexico, between Tag-It, Inc. and Tagit de Mexico, S.A. de C.V. Incorporated by reference to Exhibit 10.44 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.23 Lease Agreement, dated November 15, 1997, between Mr. Abraham Beteeh Moussan and Tagit de Mexico, S.A. de CV. Incorporated by reference to
        Exhibit 10.46 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.24 Domestic Labor Regulations of Tagit de Mexico, S.A. de C.V. Incorporated by reference to Exhibit 10.47 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

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

10.34 Series B Convertible Preferred Stock Agreement, dated as of April 3, 2000, between the Registrant and Grupo Industrial Cierres Ideal, S.A. de C.V. Incorporated by reference to Exhibit 10.1 to Form 10-QSB filed on August 14, 2000.

10.35 Talon License and Distribution Agreement, dated April 3, 2000, between the Registrant and Grupo Industrial Cierres Ideal, S.A. de C.V. Incorporated by reference to Exhibit 10.2 to Form 10-QSB filed on August 14, 2000. *

10.36 Consignment Inventory Purchase Agreement, dated September 30, 2000, between the Registrant and Grupo Industrial Cierres Ideal, S.A. de C.V. Incorporated by reference to Exhibit 10.1 to Form 10-QSB filed on November 14, 2000.

10.40 Guaranty, dated as of October 4, 2000, by A.G.S. Stationery, Inc. in favor or Mark I. Dyne.

10.41   Guaranty, dated as of October 4, 2000, by Tag-It, Inc. in favor of Mark
        I. Dyne.

10.42 Guaranty, dated as of October 4, 2000, by Talon International, Inc. in favor of Mark I. Dyne.

10.43   Intercreditor Agreement, dated as of October 4, 2000, by and among Mark
        I. Dyne, Sanwa Bank California, the Registrant, Tag-It, Inc., Talon International, Inc. and A.G.S. Stationery, Inc.

10.44 Security Agreement, dated as of October 4, 2000, between A.G.S. Stationery, Inc. and Mark I. Dyne.

10.45 Security Agreement, dated as of October 4, 2000, between Tag-It, Inc. and Mark I. Dyne.

10.46 Security Agreement, dated as of October 4, 2000, between Talon International Inc. and Mark I. Dyne.

10.47 Security Agreement, dated as of October 4, 2000, between Tag-It Pacific, Inc. and Mark I. Dyne.

10.48 Convertible Secured Subordinated Promissory Note, dated October 4, 2000, provided by Mark I. Dyne to the Registrant.

10.49 Credit Agreement, dated as of September 30, 2000, among A.G.S. Stationery, Inc., Tag-It, Inc., Talon International, Inc. and Sanwa Bank California.

10.50 Promissory Note, dated as of October 11, 2000, provided by Tag-It, Inc. in favor of Sanwa Bank California.

10.51 Trim Handling Agreement, dated as of December 29, 1999, among the Registrant, Tarrant Apparel Group, Inc. & Tagmex and Tag-It de Mexico S.A.

10.52 Continuing Guaranty, dated October 12, 2000, among Sanwa Bank California, Tag-It, Inc., Talon International, Inc. and A.G.S. Stationery, Inc.

10.53 Supply Agreement entered into on December 22, 2000, by and between the Company, Hubert Guez, Paul Guez and Azteca Production International, Inc., AZT International SA D RL, and Commerce Investment Group, LLC.*

10.54 Investor Rights Agreement entered into on December 22, 2000, by and between the Company and Commerce Investment Group, LLC.

10.55 Voting Agreement entered into on December 22, 2000, by and between the Company, Hubert Guez, Paul Guez and Azteca Production International, Inc., AZT International SA D RL, Commerce Investment Group, LLC, and Colin Dyne.

10.56 Right of First Refusal and Sale Agreement entered into on December 22, 2000, by and between the Company, Hubert Guez, Paul Guez and Azteca Production International, Inc., AZT International SA D RL, Commerce Investment Group, LLC, and Colin Dyne.

23.1    Consent of BDO Seidman, LLP.

24.1    Power of Attorney (included on signature page).


        * Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 406 of the General Rules and Regulations under the Securities Act of 1933, as amended.