Form 10-Q
period 2001-03-31
TAG IT PACIFIC INC
filed 2001-05-15
CIK 1047881

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.



         For the transition period from ____________ to _______________.



                         Commission file number 1-13669



                              TAG-IT PACIFIC, INC.
               (Exact Name of Issuer as Specified in its Charter)

                  DELAWARE                                 95-4654481
       (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)


                       21900 BURBANK BOULEVARD, SUITE 270,
                        WOODLAND HILLS, CALIFORNIA 91367
                    (Address of Principal Executive Offices)


                                 (818) 444-4100
                           (Issuer's Telephone Number)

        Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X    No __

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 8,003,244 shares issued and outstanding as of May 15, 2001.

                              TAG-IT PACIFIC, INC.

                               INDEX TO FORM 10-Q



PART I FINANCIAL INFORMATION                                               PAGE

Item 1.   Consolidated Financial Statements...................................3

          Consolidated Balance Sheets as of
          March 31, 2001 (unaudited) and December 31, 2000....................3

          Consolidated Statements of Operations (unaudited) for the
          Three Months ended March 31, 2001 and March 2000....................4

          Consolidated Statements of Cash Flows (unaudited) for
          the Three Months Ended March 31, 2001 and 2000......................5

          Notes to the Consolidated Financial Statements......................6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................8

Item 3    Quantitative and Qualitative Disclosures About Market Risk.........19

PART II OTHER INFORMATION

Item 1.   Legal Proceedings..................................................19

Item 2.   Changes in Securities and Use of Proceeds..........................19

Item 4.   Submission of Matters to a Vote of Security Holders................19

Item 6.   Exhibits and Reports on Form 8-K...................................20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                        TAG-IT PACIFIC, INC.
                                     Consolidated Balance Sheets
                                                                           March 31,      December 31,
                                                                            2001             2000
                                                                        ---------------  -------------
                Assets
Current Assets:                                                          (unaudited)
Cash and cash equivalents.............................................  $       25,097   $    128,093
Due from factor.......................................................          34,540         25,140
Trade accounts receivable, net........................................       4,521,101      3,466,314
Trade accounts receivable, related parties............................       7,009,740      9,041,752
Due from related parties..............................................         631,781        513,614
Inventories...........................................................      20,393,120     19,868,160
Prepaid expenses and other current assets.............................         734,510        738,735
                                                                        ---------------  -------------
      Total current assets............................................      33,349,889     33,781,808

Property and Equipment, net of accumulated depreciation and
  amortization........................................................       3,480,008      3,755,127
Other assets..........................................................       1,977,943      1,562,539
                                                                        ---------------  -------------
Total assets..........................................................  $   38,807,840   $ 39,099,474
                                                                        ===============  =============
                Liabilities and Stockholders' Equity
Current Liabilities:

  Bank overdraft......................................................  $            -   $    584,831
  Line of credit......................................................       9,677,427      9,956,436
  Accounts payable....................................................       8,339,931      8,228,677
  Accrued expenses....................................................       1,662,568      1,484,765
  Accrued restructuring charges.......................................         808,703              -
  Income taxes payable................................................               -         66,942
  Notes payable.......................................................          25,200         25,200
  Notes payable to related parties....................................         966,924        882,970
  Current portion of capital lease obligations........................         318,140        250,403
                                                                        ---------------  -------------
        Total current liabilities.....................................      21,798,893     21,480,224

Capital lease obligations, less current portion.......................          66,731        113,046
Deferred income tax liability.........................................         113,335        113,335
Subordinated note payable to related party............................       2,645,654      2,601,470
                                                                        ---------------  -------------
        Total liabilities.............................................      24,624,613     24,308,075
                                                                        ---------------  -------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, Series A $0.001 par value; 2,500,000 shares
    authorized, no shares issued or outstanding.......................               -              -
  Convertible preferred stock Series B, $0.001 par value; 850,000
    shares authorized; 850,000 shares issued and outstanding..........       1,400,000      1,400,000
  Common stock, $0.001 par value, 30,000,000 shares authorized;
      8,003,244 shares issued and outstanding at March 31, 2001;
      7,863,244 at December 31, 2000..................................           8,004          7,864
  Additional paid-in capital..........................................      12,274,570     11,737,810
  Retained earnings...................................................         500,653      1,645,725
                                                                        ---------------  -------------
Total stockholders' equity ...........................................      14,183,227     14,791,399
                                                                        ---------------  -------------
Total liabilities and stockholders' equity ...........................  $   38,807,840   $ 39,099,474
                                                                        ===============  =============

                 See accompanying notes to consolidated financial statements

                              TAG-IT PACIFIC, INC.

                      Consolidated Statements of Operations
                                   (unaudited)
                                                                    Three Months Ended March 31,
                                                                 ------------------------------------
                                                                      2001               2000
                                                                ------------------  -----------------
Net sales................................................       $      10,138,579   $      8,190,824
Cost of goods sold.......................................               7,295,051          5,682,670
                                                                ------------------  -----------------
   Gross profit..........................................               2,843,528          2,508,154

Selling expenses.........................................                 480,081            360,849
General and administrative expenses......................               2,038,520          1,711,096
Restructuring charges (Note 4) ..........................               1,257,598                  -
                                                                ------------------  -----------------
   Total operating expenses..............................               3,776,199          2,071,945

(Loss) income  from operations...........................                (932,671)           436,209
Interest expense.........................................                 513,799            103,119
                                                                ------------------  -----------------
(Loss) income before income taxes........................              (1,446,470)           333,090
(Benefit) provision for income taxes.....................                (301,398)            70,983
                                                                ------------------  -----------------
   Net (loss) income ....................................       $      (1,145,072)  $        262,107
                                                                ==================  =================
Basic earnings per share.................................       $           (0.14)  $           0.04
                                                                ==================  =================
Diluted earnings per share...............................       $           (0.14)  $           0.04
                                                                ==================  =================
Weighted average number of common shares outstanding:
   Basic.................................................               7,995,133          6,777,556
                                                                ==================  =================
   Diluted...............................................               7,995,133          7,287,789
                                                                ==================  =================


                 See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.

                      Consolidated Statements of Cash Flows

                                   (unaudited)
                                                                     Three Months Ended March 31,
                                                                    ------------------------------
                                                                         2001            2000
                                                                    ---------------  -------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net (loss) income.............................................   $   (1,145,072)  $    262,107
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
   Depreciation and amortization.................................          356,879        207,777
   Increase in allowance for doubtful accounts...................           67,218              -
   Loss on sale of assets........................................           27,141              -
Changes in operating assets and liabilities:
     Receivables, including related parties......................          900,607        479,553
     Inventories.................................................         (524,960)        41,373
     Other assets................................................            4,225        (44,357 )
     Prepaid expenses and other current assets...................           47,096        (25,363 )
     Accounts payable............................................          111,254       (279,206 )
     Accrued restructuring charges...............................          808,703              -
     Accrued expenses............................................          432,089         (1,289 )
     Income taxes payable........................................         (303,829)      (193,960 )
                                                                    ---------------  -------------
Net cash  provided by operating activities.......................          781,351        446,635
                                                                    ---------------  -------------
Cash flows from investing activities:
   Additional loans to related parties...........................         (118,167)             -
   Acquisition of property and equipment.........................         (146,097)      (390,436 )
   Proceeds from sale of fixed assets............................          118,880              -
                                                                    ---------------  -------------
Net cash used in investing activities............................         (145,384)      (390,436 )
                                                                    ---------------  -------------
Cash flows from financing activities:
   Bank overdraft................................................         (584,831)             -
   Repayments on bank line of credit, net........................         (279,009)       (53,297 )
   Proceeds from exercise of stock options.......................           19,500              -
   Proceeds from capital leases..................................           87,556              -
   Repayment of capital leases...................................          (91,333)       (35,090 )
   Proceeds from notes payable to related parties................          180,000              -
   Repayment of notes payable to related parties.................          (70,846)       (36,366 )
                                                                    ---------------  -------------
Net cash used in financing activities............................         (738,963)      (124,753 )
                                                                    ---------------  -------------
Net decrease in cash.............................................         (102,996)       (68,554 )
Cash at beginning of period......................................          128,093        100,798
                                                                    ---------------  -------------
Cash at end of period............................................   $       25,097   $     32,244
                                                                    ===============  =============
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest....................................................   $      513,799   $    122,651
     Income taxes................................................   $        2,430   $    223,017
    Non-cash financing activity:
     Common stock issued in acquisition of assets................   $      500,000   $          -


                 See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.

                 Notes to the Consolidated Financial Statements

                                   (unaudited)

1.     PRESENTATION OF INTERIM INFORMATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of Tag-It Pacific, Inc. and Subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-K for the year ended December 31, 2000.

2.      EARNINGS PER SHARE

        The Company has adopted Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


THREE MONTHS ENDED MARCH 31, 2001:              INCOME           SHARES         PER SHARE
----------------------------------           -------------   --------------   ------------
BASIC EARNINGS PER SHARE:
Loss available to common stockholders        $ (1,145,072)       7,995,133     $    (0.14)

EFFECT OF DILUTIVE SECURITIES:
Options                                                                  -
Warrants                                                                 -
                                             -------------   ---------------   ------------
Loss available to common stockholders        $ (1,145,072)       7,995,133     $    (0.14)
                                             =============   ===============   ============

THREE MONTHS ENDED MARCH 31, 2000:
BASIC EARNINGS PER SHARE:
Income available to common stockholders      $    262,107        6,777,556     $     0.04

EFFECT OF DILUTIVE SECURITIES:
Options                                                            446,342
Warrants                                                            63,891
                                             -------------   ---------------   ------------
Income available to common stockholders      $    262,107        7,287,789     $     0.04
                                             =============   ===============   ============

        Warrants to purchase 80,000, 110,000, 39,235 and 35,555 shares of common stock at $6.00, $4.80, $0.71 and $1.50, options to purchase 1,262,500 shares of common stock at between $1.30 and $4.63, convertible debt of $500,000 convertible at $4.50 per share and 850,000 shares of preferred Series B stock convertible when the average trading price of the Company's stock for a 30-day consecutive period is equal to or greater than $8.00 per share were outstanding for the three months ended March 31, 2001, but were not included in the computation of diluted earnings per share because exercise or conversion would have an antidilutive effect on earnings per share.

        Warrants to purchase 80,000 shares of common stock at $6.00 were outstanding for the three months ended March 31, 2000 but were not included in the computations of diluted earnings per share because exercise would have an antidilutive effect on earnings per share.

3.      ACQUISITION OF ASSETS

        Effective January 2, 2001, the Company entered into an asset purchase agreement with Arzee Holdings, Inc., a Florida based corporation. The agreement provided for the acquisition of certain assets of Arzee Holdings, Inc., including customer lists, fixed assets, general intangibles, among others, in exchange for 125,000 shares of the Company's common stock. The stock was issued at the market value of the Company's common stock on the closing date of the transaction.

4.      RESTRUCTURING CHARGES

        During the first quarter of 2001, the Company implemented a plan to restructure certain business operations. In accordance with the restructuring plan, the Company closed one of its Tijuana, Mexico, facilities and relocated its TALON brand operations to Medley, Florida. In addition, the Company incurred costs related to the reduction of its Hong Kong operations, the relocation of its corporate headquarters from Los Angeles, California, to Woodland Hills, California, and the downsizing of its corporate operations by eliminating certain corporate expenses related to sales and marketing, customer service and general and administrative expenses. Total restructuring charges for the three months ended March 31, 2001 amounted to $1,257,598.

5.      CONTINGENCIES

        The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operation or cash flows.

6.      SUBSEQUENT EVENTS

        The Company's working capital facility with Sanwa Bank expired on December 31, 2000. From January 1, 2001 to April 3, 2001, Sanwa Bank extended the credit facility on a daily basis. On April 4, 2001, Sanwa Bank agreed to extend the credit facility through April 30, 2001. Since May 1, 2001, Sanwa Bank has extended the credit facility on a daily basis. The Company is currently negotiating with a major financial institution as a potential senior lender to replace Sanwa Bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read together with the Consolidated Financial Statements of Tag-It Pacific, Inc. and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-Q.

        THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF TAG-IT PACIFIC, INC. FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS; THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

        We specialize in the distribution of trim items to manufacturers of fashion apparel, licensed consumer products, specialty retailers and mass merchandisers. We act as an outsourced trim management department for manufacturers of fashion apparel such as Tarrant Apparel Group and Azteca Production International. We also serve as a supplier of trim items to specific brands, brand licensees and retailers, including Tommy Hilfiger, A/X Armani Exchange, Express, The Limited, Lerner and Swank, among others.

        We have positioned ourselves as a fully integrated single-source supplier of a full range of trim items for manufacturers of fashion apparel. Our business focus is on servicing all of the trim requirements of our customers at the manufacturing and retail brand name level of the fashion apparel industry. We offer customers complete management of ordering, production, inventory management and just-in-time distribution of their trim and packaging requirements. We provide our customers with a full range of trim items including thread, zippers, labels, buttons, rivets, printed marketing material, polybags, packing cartons and hangers. We also provide customers with printed marketing materials including hang tags, bar-coded hang tags, pocket flashers, waistband tickets and size stickers that are attached to products to identify and promote the products, permit automated data collection, provide brand identification and communicate consumer information such as a product's retail price, size, fabric content and care instructions.

        During 2000, we worked to further refine our proprietary business-to-business e-commerce system. Renamed our MANAGED TRIM SOLUTION (formerly called our TAG-IT TURNKEY SYSTEM), this solution allows us to provide our customers with a customized, comprehensive system for the management of various aspects of their trim programs. Our MANAGED TRIM SOLUTION provides customers with assistance in their ordering, production, inventory management and just-in-time distribution of their trim and packaging requirements.

        We also serve as a specified supplier for a variety of major brand and private label oriented companies. In each case, we seek to expand our services as a supplier of select lines of trim items for such customers to being a preferred or single source provider of all of such brand customer's authorized trim requirements.

        On April 3, 2000, we entered into a ten-year exclusive license and distribution agreement with Talon, Inc. TALON is a leading brand of zippers with an eighty-year history. These exclusive license and distribution rights give us the right to distribute zippers and trim products under the TALON brand name in the United States, Mexico, Canada and the Pacific Rim. In exchange for these exclusive distribution rights, we issued 850,000 shares of our Series B convertible preferred stock to Grupo Industrial Cierres Ideal, S.A. de C.V., or GICISA. We began shipping products under the TALON brand name in July 2000.

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

        During the first quarter of 2001, we implemented a plan to restructure certain business operations. In accordance with the restructuring plan, we closed one of our Tijuana, Mexico, facilities and relocated our TALON brand operations to Medley, Florida. In addition, we incurred costs related to the reduction of our Hong Kong operations, the relocation of our corporate headquarters from Los Angeles, California, to Woodland Hills, California, and the downsizing of our corporate operations by eliminating certain corporate expenses related to sales and marketing, customer service and general and administrative expenses. Total restructuring charges for the three months ended March 31, 2001 amounted to $1,257,598. We believe these restructuring measures will significantly reduce our overhead, sales and marketing and general and administrative expenses in the future.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated, selected statements of operations data shown as a percentage of net sales.

                                                 THREE MONTHS ENDED MARCH 31,
                                                            MARCH 31,
                                                 ----------------------------
                                                      2001           2000
                                                 --------------    ----------
Total net sales.............................            100.0 %      100.0 %
Cost of goods sold..........................             72.0         69.4
                                                 --------------    ----------
Gross profit................................             28.0         30.6
                                                 --------------    ----------
Selling expenses............................              4.7          4.4
General and administrative expenses.........             20.1         20.9
Restructuring charges.......................             12.4            -
                                                 --------------    ----------
Income from operations......................            (9.2) %        5.3 %
                                                 ==============    ==========


        TOTAL NET SALES. Net sales increased approximately $1,948,000 or 23.8% to $10,139,000 for the three months ended March 31, 2001 from $8,191,000 for the three months ended March 31, 2000. The increase in net sales was due to an increase in trim-related sales under our exclusive license and distribution agreement of TALON products, which began in July 2000, as well as to an increase in trim-related sales from our Tlaxcala, Mexico operations to our largest customer, Tarrant Apparel Group, and our newly acquired customer, Azteca Production International.

        COST OF GOODS SOLD. Cost of goods sold increased approximately $1,612,000 or 28.4% to $7,295,000 for the three months ended March 31, 2001 from $5,683,000 for the three months ended March 31, 2000. Cost of goods sold as a percentage of net sales increased to approximately 72.0% for the three months ended March 31, 2001 compared to 69.4% for the three months ended March 31, 2000. The Company shifted its product mix from single trim item sales to full package sales under our MANAGED TRIM SOLUTION. Since full package sales under our MANAGED TRIM SOLUTION have a lower margin than single trim item sales, the shift in product mix from single trim item sales to full package sales under our MANAGED TRIM SOLUTION resulted in an increase in cost of goods sold.

        GROSS PROFIT. Gross profit increased approximately $335,000 or 13.4% to $2,844,000 for the three months ended March 31, 2001 from $2,508,000 for the three months ended March 31, 2000. Gross margin as a percentage of net sales decreased to approximately 28.0% for the three months ended March 31, 2001 as compared to 30.6% for the three months ended March 31, 2000. The reduction for the three months ended March 31, 2001 was primarily due to an increase in the proportion of sales of trim products with lower gross margins that were included within the complete trim package we offered to our customers through our MANAGED TRIM SOLUTION. In addition, sales of TALON products, with lower gross margins, accounted for a portion of net sales for the three months ended March 31, 2001. We began shipping TALON products in July 2000.

        SELLING EXPENSES. Selling expenses increased approximately $119,000 or 33.0% to $480,000 for the three months ended March 31, 2001 from $361,000 for the three months ended March 31, 2000. As a percentage of net sales, these expenses increased to 4.7% for the three months ended March 31, 2001 compared to 4.4% for the three months ended March 31, 2000. This increase reflected increased sales efforts for our new Florida operations.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $327,000 or 19.1% to $2,039,000 for the three months ended March 31, 2001 from $1,711,000 for the three months ended March 31, 2000. The increase in these expenses was due to additional staffing and other expenses related to our new Florida operations. As a percentage of net sales, these expenses decreased to 20.1% for the three months ended March 31, 2001 compared to 20.9% for the three months ended March 31, 2000, as the rate of increase in net sales exceeded that of general and administrative expenses.

        RESTRUCTURING CHARGES. Total restructuring charges for the three months ended March 31, 2001 amounted to $1,257,598. During the first quarter of 2001, the Company implemented a plan to restructure certain operation of its business. In accordance with the restructuring plan, the Company closed one of its Tijuana, Mexico, facilities and relocated its TALON brand operations to Medley, Florida. In addition, the Company incurred costs related to the reduction of its Hong Kong operations, the relocation of its corporate headquarters from Los Angeles, California, to Woodland Hills, California, and the downsizing of its corporate operations by eliminating certain corporate expenses related to sales and marketing, customer service and general and administrative expenses.

        INTEREST EXPENSE. Interest expense increased approximately $411,000 or 398.3% to $514,000 for the three months ended March 31, 2001 from $103,000 for the three months ended March 31, 2000. Due to expanded operations, we have had to increase our borrowing under our credit facility with Sanwa Bank, which contributed to the increased interest expense for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. In addition, we incurred other financing charges of approximately $150,000 in the first quarter of 2001 related to our efforts to refinance our existing Sanwa credit facility. Subsequent to March 31, 2001, we will be amortizing other expenses and fees related to the refinancing of our existing credit facility. On April 4, 2001, Sanwa Bank extended our credit facility to April 30, 2001. Since May 1, 2001, Sanwa Bank has extended our credit facility on a daily basis. We are currently negotiating with a major financial institution as a potential senior lender to replace Sanwa Bank.

        PROVISION FOR INCOME TAXES. The income tax benefit for the three months ended March 31, 2001 amounted to approximately $301,000 compared to a provision for income taxes of $71,000 for the three months ended March 31, 2001. Income taxes decreased for the three months ended March 31, 2001 primarily due to decreased taxable income. The Company was able to utilize net operating loss carry forwards from its subsidiary, AGS Stationery, Inc. of approximately $430,000 to offset taxable income during 2000, a portion of which was utilized during the three months ended March 31, 2000.

        NET (LOSS) INCOME. Net loss was approximately $1,145,000 for the three months ended March 31, 2000 as compared to net income of $262,000 for the three months ended March 31, 2000, due to the factors set forth above.

LIQUIDITY AND CAPITAL RESOURCES

        We currently satisfy our working capital requirements primarily through cash flows generated from operations and borrowings under our secured credit facility with Sanwa Bank. On September 30, 2000, the amount available under the Sanwa Bank credit facility was $9,400,000 under a working capital line and $556,000 under an equipment finance line. On September 30, 2000, the Sanwa Bank credit facility was renewed through December 31, 2000. From January 1, 2001 to April 3, 2001, Sanwa Bank extended the Sanwa Bank credit facility on a daily basis. In connection with this extension, interest rates were increased from the bank's reference rate plus 2.0% to the bank's reference rate plus 5.0%. On April 4, 2001, Sanwa Bank extended our credit facility through April 30, 2001 as part of a financing package that included a factoring agreement with Capstone Business Credit, LLC. In connection with this extension, interest rates were decreased from the bank's reference rate plus 5.0% to the bank's reference rate plus 3.5%. The Sanwa Bank credit facility requires that we maintain financial covenants related to net worth, tangible net worth, current ratio and profitability. At March 31, 2001, we were in compliance with these covenants.

        As a result of the failure of Capstone Business Credit, LLC and Sanwa Bank to come to an agreement in their negotiations of an intercreditor agreement and a guarantee agreement, we have terminated our financing relationship with Capstone Business Credit, LLC. Since May 1, 2001, Sanwa Bank has extended our credit facility on a daily basis. In connection with this extension, interest rates were increased from the bank's reference rate plus 3.5% to the bank's reference rate plus 6.5%.

        We are currently in negotiations with a major financial institution regarding a senior credit facility to replace the existing Sanwa Bank credit facility. The terms of this replacement facility have not been finalized.

        We cannot be certain that we will successfully complete our negotiations to replace the Sanwa Bank credit facility. We cannot be certain that additional financing will be available or that, if available, we can obtain it on terms favorable to our stockholders and us.

        At March 31, 2001, outstanding borrowings under the working capital line and the equipment loan amounted to $9,143,427 and $556,000. At March 31, 2000, outstanding borrowings under the working capital line amounted to $5,067,259. There were no open letters of credit at March 31, 2001 or 2000.

        In October 2000, in connection with the amendment of the line of credit agreement with Sanwa Bank, we borrowed $500,000 from Mark Dyne, our chairman, in the form of a convertible secured subordinated promissory note. The note bears interest at 11.0% per annum, is due on demand and is convertible at any time into our common stock at the market price of the stock on the date of the agreement. The note is secured by substantially all of our assets and is subordinate to all of our other obligations, including our pledge of substantially all of our assets under the credit facility with Sanwa Bank.

        Inventories at March 31, 2001 and 2000 include goods that are subject to buyback agreements with our customers. The buyback agreements contain provisions related to the inventory purchased on behalf of our customers. In the event that inventories remain with us in excess of six months from our receipt of the goods from its vendors, the customer is required to purchase the inventories from us under normal invoice and selling terms. The majority of the inventories at March 31, 2001 are subject to these buyback agreements.

        Pursuant to the terms of a factoring agreement for our Hong Kong subsidiary, Tag-It Pacific Limited, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. As of March 31, 2001, the amount factored without recourse was approximately $34,540. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. If the factor determines, at its discretion, to advance against the receivable, the customer's payment obligation is recorded as our receivable and the advance from the factor is recorded as a current liability. There were no outstanding advances from the factor as of March 31, 2001 and March 31, 2000.

        As of March 31, 2001, we had outstanding related-party debt, excluding the $500,000 convertible note mentioned above, of $496,924 and $2,645,654 at a weighted average interest rate of between 9.5% and 10.5% and additional non-related-party debt of $25,200 at an interest rate of 10.0%. The majority of related-party debt is due and payable on April 1, 2002, with the remainder due on the fifteenth day following the date of delivery of written demand for payment. As of March 31, 2000, we had outstanding related-party debt of $394,000 at a weighted average interest rate of 8.2% and additional non-related-party debt of $25,200 at a weighted average interest rate of 10.0%.

        Our receivables increased from approximately $4,844,000 at March 31, 2000 to $12,163,000 at March 31, 2001. This increase was due primarily to increased sales, increased related-party trade receivables and receivables from TALON product sales.

        Net cash provided by operating activities was approximately $781,000 for the three months ended March 31, 2001 and $447,000 for the three months ended March 31, 2000. The increase in cash provided by operations for the three months ended March 31, 2001 resulted primarily from decreases in accounts receivable and increased in accounts payable and accrued expenses, which was offset by increases in inventories and net losses. Cash provided by operations for the three months ended March 31, 2000 resulted primarily from decreased accounts receivables and an increase in net income, partially offset by a decrease in accounts payable and income taxes payable.

        Net cash used in investing activities was approximately $145,000 for the three months ended March 31, 2001 and $390,000 for the three months ended March 31, 2000. Net cash used in investing activities for the three months ended March 31, 2001 and 2000 consisted primarily of capital expenditures for computer equipment and for the procurement of production equipment.

        Net cash used in financing activities was approximately $739,000 for the three months ended March 31, 2001 and $125,000 for the three months ended March 31, 2000. Net cash used in financing activities for the three months ended March 31, 2001 primarily reflects repayment of a bank overdraft and decreased borrowings under our credit facility. Net cash used in financing activities for the three months ended March 31, 2000 primarily reflects repayment on capital lease obligations and the bank line of credit.

        Our need for additional financing includes the integration and expansion of our operations to exploit our rights under our exclusive license and distribution agreement with GICISA for TALON products and the expansion of our operations in the Caribbean and Central America markets. We believe that we will need to obtain additional financing in order to provide adequate liquidity to fund our business growth plans and operations during the next 12 months. We are continually evaluating various financing strategies to be used to expand our business and fund future growth or acquisitions. The extent of our future capital requirements will depend, however, on many factors, including our results of operations and the size and timing of future acquisitions. We cannot be certain that additional financing will be available or that, if available, we can obtain it on terms favorable to our stockholders and us. If we are unable to replace and increase our financing facilities by July 31, 2001, we will be required to severely limit the implementation of our current business plans and growth strategies, and our revenues and net income will be adversely affected.

NEW ACCOUNTING PRONOUNCEMENTS

        In October 2000, we adopted Financial Accounting Standards Board SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring every derivative instrument, including derivative instruments embedded in other contracts, to be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material impact on the consolidated financial statements.

        In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. We were required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than October 1, 2000. We believe the adoption of SAB 101, as amended by SAB 101B, has not had a material effect on our financial position, results of operations or cash flows for the three months ended March 31, 2001.

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

On December 31, 2000, the Company's working capital facility with Sanwa Bank expired. From January 1, 2001 to April 3, 2001, Sanwa Bank extended the credit facility on a daily basis. On April 4, 2001, Sanwa Bank agreed to extend our credit facility through April 30, 2001. Since May 1, 2001, Sanwa Bank has extended our credit facility on a daily basis at an interest rate of the bank's reference rate plus 6.5%. We are currently in negotiations with a major financial institution for a new senior credit facility to replace our Sanwa Bank credit facility. While we believe we will be able to continue to extend our Sanwa Bank credit facility and replace our existing financing facilities, if we are unable to do so, we may be unable to obtain debt financing and will be required to severely limit the implementation of our current business plans and growth strategies, and our revenues and net income will be adversely affected.

WE MAY RAISE FUNDS THROUGH ADDITIONAL EQUITY FINANCINGS, WHICH WOULD DILUTE OUR STOCKHOLDERS' OWNERSHIP.

We anticipate that we may need to raise additional funds through equity financings during the next twelve months. Such additional funds are expected to assist us in expanding our borrowing base under our credit facilities and are expected to help us to borrow at lower interest rates than we currently pay. We cannot guarantee that additional equity financing will be available, or that if available, we can obtain it on terms that we deem favorable. Our stockholders' ownership may be diluted if we raise additional funds through the sale of our stock.

IF WE LOSE OUR LARGEST CUSTOMERS OR THEY FAIL TO PURCHASE AT ANTICIPATED LEVELS, OUR SALES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED.

Our largest customer, Tarrant Apparel Group, accounted for approximately 47.9% and 48.1% of our net sales, on a consolidated basis, for the years ended December 31, 1999 and 2000. We have recently entered into an exclusive supply agreement with Hubert Guez, Paul Guez, Azteca Production International, AZT International SA D RL, and Commerce Investment Group, LLC that provides for a minimum of $10,000,000 in total annual purchases by Azteca Production International and its affiliates during each year of the three-year term of the agreement. However, Azteca Production International is required to purchase from us only if we are able to provide trim products on a competitive basis in terms of price and quality.

If Azteca Production International and Tarrant Apparel Group fail to purchase our trim products at anticipated levels, or our relationship with Azteca Production International or Tarrant Apparel Group terminates, it may have an adverse affect on our results because:

     o We will lose a primary source of revenue if either of Tarrant Apparel Group or Azteca Production International choose not to purchase our products or services;

     o We may not be able to reduce fixed costs incurred in developing the relationship with Azteca Production International and Tarrant Apparel Group in a timely manner;

     o    We may not be able to recoup setup and inventory costs;

     o    We may be left holding inventory; and

     o    We may not be able to collect our receivables from them.

CONCENTRATION OF RECEIVABLES FROM OUR LARGEST CUSTOMER MAKES RECEIVABLE BASED FINANCING DIFFICULT AND INCREASES THE RISK THAT IF OUR LARGEST CUSTOMER FAILS TO PAY US, OUR CASH FLOW WOULD BE SEVERELY AFFECTED.

Our business relies heavily on a relatively small number of customers, including Tarrant Apparel Group. This concentration of our business adversely affects our ability to obtain receivable based financing due to customer concentration limitations customarily applied by financial institutions and factors. Given the nature of our business, we do not expect our customer concentration to improve significantly in the near future. Further, if we are unable to collect any large receivables due us, our cash flow would be severely impacted.

IF WE ARE NOT ABLE TO MANAGE OUR RAPID EXPANSION AND GROWTH, WE COULD INCUR UNFORESEEN COSTS OR DELAYS AND OUR REPUTATION AND RELIABILITY IN THE MARKETPLACE AND OUR REVENUES WILL BE ADVERSELY AFFECTED.

We have recently experienced a significant expansion of our operations. The growth of our operations and activities has placed and will continue to place a significant strain on our management, operational, financial and accounting resources. If we cannot implement and improve our financial and management information and reporting systems, we will not be able to implement our growth strategies successfully and our revenues will be adversely affected. In addition, if we cannot hire, train, motivate and manage new employees, including management and operating personnel in sufficient numbers, and integrate them into our overall operations and culture, our ability to manage future growth, increase production levels and effectively market and distribute our products will be significantly impaired.

WE OPERATE IN AN INDUSTRY THAT IS SUBJECT TO SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS THAT MAY RESULT IN UNEXPECTED REDUCTIONS IN REVENUE AND STOCK PRICE VOLATILITY.

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

     o    Delays caused by third parties; and

     o Changes in our product mix or in the relative contribution to sales of our subsidiaries.

Due to these factors, particularly in light of our customer concentration, it is possible that in some quarters our operating results may be below our stockholders' expectations and those of public market analysts. If this occurs, the price of our common stock would likely be adversely affected.

OUR CUSTOMERS HAVE CYCLICAL BUYING PATTERNS WHICH MAY CAUSE US TO HAVE PERIODS OF LOW SALES VOLUME.

Most of our customers are in the apparel industry. The apparel industry historically has been subject to substantial cyclical variations. Our business has experienced, and we expect our business to continue to experience, significant cyclical fluctuations due, in part, to customer buying patterns, which may result in periods of low sales usually in the first and fourth quarters of our financial year. A recession in the general economy or uncertainties regarding future economic prospects that affect consumer-spending habits could also reduce our sales.

OUR BUSINESS MODEL IS DEPENDENT ON INTEGRATION OF INFORMATION SYSTEMS ON A GLOBAL BASIS AND, TO THE EXTENT THAT WE FAIL TO SUPPORT IT, CAN RESULT IN LOST REVENUES.

We must consolidate and centralize the management of our subsidiaries and significantly expand and improve our financial and operating controls. Additionally, we must effectively integrate the information systems of our Mexico and Central America facilities with the information systems of our principal offices in California and Florida. Our failure to do so could result in lost revenues, delay financial reporting or adversely affect availability of funds under our credit facilities.

BECAUSE WE GENERALLY DO NOT ENTER INTO LONG-TERM SALES CONTRACTS WITH ALL OF OUR CUSTOMERS, OUR SALES MAY DECLINE IF OUR EXISTING CUSTOMERS CHOOSE NOT TO BUY OUR PRODUCTS OR SERVICES.

Very few of our customers are required to purchase our products on a long-term basis. We usually document sales by a purchase order or similar documentation limited to the specific sale. As a result, a customer from whom we generate substantial revenue in one period may not be a substantial source of revenue in a future period. In addition, our customers generally have the right to terminate their relationships with us without penalty and with little or no notice. Without long-term contracts with the majority of our customers, we cannot be certain that our customers will continue to purchase our products or that we will be able to maintain a consistent level of sales.

THE LOSS OF KEY MANAGEMENT, DESIGN AND SALES PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS, INCLUDING OUR ABILITY TO OBTAIN AND SECURE ACCOUNTS AND GENERATE SALES.

Our success has and will continue to depend to a significant extent upon key management and design and sales personnel, many of whom would be difficult to replace, particularly Colin Dyne, our Chief Executive Officer. Colin Dyne is not bound by an employment agreement nor is he the subject of key man insurance. The loss of the services of Colin Dyne or the services of other key employees could have a material adverse effect on our business, including our ability to establish and maintain client relationships. Our future success will depend in large part upon our ability to attract and retain personnel with a variety of design, sales, operating and managerial skills.

IF WE EXPERIENCE DISRUPTIONS AT ANY OF OUR FOREIGN PRODUCTION FACILITIES, WE WILL NOT BE ABLE TO MEET OUR PRODUCTION OBLIGATIONS AND MAY LOSE SALES AND CUSTOMERS.

We assemble or finish some of our products at our foreign assembly facilities. Currently, we do not operate duplicate facilities in different geographic areas. Therefore, in the event of a regional disruption where we maintain one or more of our facilities, it is unlikely that we could shift manufacturing operations to a different geographic region and we may have to cease or curtail our assembly or finishing operations. This may cause us to lose sales and customers. The types of disruptions that may occur include:

     o    Foreign trade disruptions;

     o    Import restrictions;

     o    Labor disruptions;

     o    Embargoes;

     o    Government intervention; and

     o    Natural disasters.

BECAUSE WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS, WE MAY NOT ALWAYS BE ABLE TO OBTAIN MATERIALS WHEN WE NEED THEM AND WE MAY LOSE SALES AND CUSTOMERS.

Generally, we do not have long-term agreements with our key sources of supply. Lead times for materials we order can vary significantly and depend on many factors, including the specific supplier, the contract terms and the demand for particular materials at a given time. Some of our suppliers are also competitors and may for competitive reasons elect to cease supplying us with their products. From time to time, we experience fluctuations in the prices and disruptions in the supply, of materials. Shortages or disruptions in the supply of materials, or our inability to procure materials from alternate sources at acceptable prices in a timely manner, could lead us to miss deadlines for orders and lose sales and customers.

INTERNET-BASED SYSTEMS THAT HOST OUR MANAGED TRIM SOLUTION MAY EXPERIENCE DISRUPTIONS AND AS A RESULT WE MAY LOSE REVENUES AND CUSTOMERS.

Our MANAGED TRIM SOLUTION is an Internet-based business-to-business e-commerce system. To the extent that we fail to adequately continue to update and maintain the hardware and software implementing the MANAGED TRIM SOLUTION, our customers may experience interruptions in service due to defects in our hardware or our source code. In addition, since our MANAGED TRIM SOLUTION is Internet-based, interruptions in Internet service generally can negatively impact our customers' ability to use the MANAGED TRIM SOLUTION to monitor and manage various aspects of their trim needs. Such defects or interruptions could result in lost revenues and lost customers.

THERE ARE MANY COMPANIES THAT OFFER SOME OR ALL OF THE PRODUCTS AND SERVICES WE SELL AND IF WE ARE UNABLE TO SUCCESSFULLY COMPETE OUR BUSINESS WILL BE ADVERSELY AFFECTED.

We compete in highly competitive and fragmented industries with numerous local and regional companies that provide some or all of the products and services we offer. We compete with national and international design companies, distributors and manufacturers of tags, packaging products and trims. Some of our competitors, including Paxar Corporation, YKK, Universal Button, Inc., Avery Dennison Corporation and Scovill Fasteners, Inc., have greater name recognition, longer operating histories and, in many cases, substantially greater financial and other resources than we do.

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

IF CUSTOMERS DEFAULT ON BUYBACK AGREEMENTS WITH US, WE WILL BE LEFT HOLDING UNSALABLE INVENTORY.

The majority of our inventories are subject to buyback agreements with our customers. Under these buyback agreements, the customer must purchase the inventories from us under normal invoice and selling terms, if any inventory which we purchase on their behalf remains in our hands longer than six months after the time we received the goods from our vendors. If any customer defaults on these buyback provisions, we may incur a charge in connection with our holding significant amounts of unsalable inventory.

BECAUSE WE CONDUCT A SUBSTANTIAL PORTION OF OUR BUSINESS OUTSIDE OF THE UNITED STATES, WE ARE SUBJECT TO MANY RISKS RELATING TO INTERNATIONAL BUSINESS THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

We sold, assembled or finished a substantial portion of our products in fiscal 2000 and 1999 outside of the United States, principally in Hong Kong and Mexico. We currently intend to continue to purchase, assemble or finish a similar or greater percentage of our products outside of the United States in the future. Our international business is subject to numerous risks that could result in lost sales, increased costs and worse than expected operating results, including:

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

If any of the above risks were to render the conduct of business in a particular country undesirable or impractical, we may not be able to deliver products to our customers and our sales may be reduced.

UNAUTHORIZED USE OF OUR PROPRIETARY TECHNOLOGY MAY INCREASE OUR LITIGATION COSTS AND ADVERSELY AFFECT OUR SALES.

We rely on trademark, trade secret and copyright laws to protect our designs and other proprietary property worldwide. We cannot be certain that these laws will be sufficient to protect our property. In particular, the laws of some countries in which our products are distributed or may be distributed in the future may not protect our products and intellectual rights to the same extent as the laws of the United States. If litigation is necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources. This could have a material adverse effect on our operating results and financial condition. Ultimately, we may be unable, for financial or other reasons, to enforce our rights under intellectual property laws, which could result in lost sales.

IF OUR PRODUCTS INFRINGE ANY OTHER PERSON'S PROPRIETARY RIGHTS, WE MAY BE SUED AND HAVE TO PAY LARGE LEGAL EXPENSES AND JUDGMENTS AND REDESIGN OR DISCONTINUE SELLING OUR PRODUCTS.

From time to time in our industry, third parties allege infringement of their proprietary rights. Any infringement claims, whether or not meritorious, could result in costly litigation or require us to enter into royalty or licensing agreements as a means of settlement. If we are found to have infringed the proprietary rights of others, we could be required to pay damages, cease sales of the infringing products and redesign the products or discontinue their sale. Any of these outcomes, individually or collectively, could have a material adverse effect on our operating results and financial condition.

OUR STOCK PRICE MAY DECREASE, WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND CAUSE OUR STOCKHOLDERS TO SUFFER SIGNIFICANT LOSSES.

The following factors could cause the market price of our common stock to decrease, perhaps substantially:

     o The failure of our quarterly operating results to meet expectations of investors or securities analysts;

     o Adverse developments in the financial markets, the apparel industry and the worldwide or regional economies;

     o    Interest rates;

     o    Changes in accounting principles;

     o    Sales of common stock by existing shareholders or holders of options;

     o    Announcements of key developments by our competitors; and

     o The reaction of markets and securities analysts to announcements and developments involving our company.

IF WE NEED TO SELL OR ISSUE ADDITIONAL SHARES OF COMMON STOCK OR ASSUME ADDITIONAL DEBT TO FINANCE FUTURE GROWTH, OUR STOCKHOLDERS' OWNERSHIP COULD BE DILUTED OR OUR EARNINGS COULD BE ADVERSELY IMPACTED.

Our business strategy may include expansion through internal growth, by acquiring complementary businesses or by establishing strategic relationships with targeted customers and suppliers. In order to do so or to fund our other activities, we may issue additional equity securities that could dilute our stockholders' stock ownership. We may also assume additional debt and amortize expenses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our results of operations.

WE HAVE ADOPTED A NUMBER OF ANTI-TAKEOVER MEASURES THAT MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

Our stockholders' rights plan, our ability to issue additional shares of preferred stock and some provisions of our certificate of incorporation and bylaws and of Delaware law could make it more difficult for a third party to make an unsolicited takeover attempt of us. These anti-takeover measures may depress the price of our common stock by making it more difficult for third parties to acquire us by offering to purchase shares of our stock at a premium to its market price.

WE MAY NOT BE ABLE TO REALIZE THE ANTICIPATED BENEFITS OF ACQUISITIONS.

We may consider strategic acquisitions as opportunities arise, subject to the obtaining of any necessary financing. Acquisitions involve numerous risks, including diversion of our management's attention away from our operating activities. We cannot assure our stockholders that we will not encounter unanticipated problems or liabilities relating to the integration of an acquired company's operations, nor can we assure our stockholders that we will realize the anticipated benefits of any future acquisitions.

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

As of December 31, 2000, our officers and directors and their affiliates owned approximately 44.7% of the outstanding shares of our common stock. The Dyne family, which includes Mark Dyne, Colin Dyne, Larry Dyne, Jonathan Burstein and the estate of Harold Dyne, beneficially owned approximately 41.7% of the outstanding shares of our common stock. The number of shares beneficially owned by the Dyne family includes the shares of common stock held by Azteca Production International, which are voted by

Colin Dyne pursuant to a voting agreement. The Azteca Production International shares constitute approximately 12.7% of the outstanding shares of common stock. KG Investment, LLC, a significant stockholder, owns approximately 30.4% of the outstanding shares of our common stock. As a result, our officers and directors, the Dyne family and KG Investment, LLC are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our sales are denominated in U.S. dollars or the currency of the country of origin and, accordingly, we do not enter into hedging transactions with regard to any foreign currencies. Currency fluctuations can, however, increase the price of our products to its foreign customers which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

We are also exposed to the impact of interest rate changes. For example, based on average bank borrowings of $10 million during a three-month period, if the interest rate indices on which our bank borrowing rates are based were to increase 100 basis points in the three-month period, interest incurred would increase and cash flows would decrease by $25,000.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We currently have pending a number of claims, suits and complaints that arise in the ordinary course of our business. We believe that we have meritorious defenses to these claims and the claims are covered by insurance or, after taking into account the insurance in place, would not have a material effect on our consolidated financial condition if adversely determined against us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On January 2, 2001, we issued 125,000 shares of our common stock to Jeffrey Robinson and Steven Zambito in consideration for the purchase of certain assets from Arzee Holdings, Inc., a Florida-based distributor of apparel trim related products.

The issuances of shares to Jeffrey Robinson and Steven Zambito were exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          None.

     (b)  Reports on Form 8-K.

        No reports on Form 8-K were filed during the period covered by this quarterly report.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 2001                            TAG-IT PACIFIC, INC.

                                              /S/  RONDA SALLMEN
                                              ---------------------------------
                                              By:    Ronda Sallmen

                                              Its:   Chief Financial Officer