Form 10-Q
period 2001-06-30
TAG IT PACIFIC INC
filed 2001-08-14
CIK 1047881

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2001.

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


                       21900 BURBANK BOULEVARD, SUITE 270
                        WOODLAND HILLS, CALIFORNIA 91367
                    (Address of Principal Executive Offices)


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

                                  Yes X    No __

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 8,003,244 shares issued and outstanding as of August 13, 2001.


===============================================================================

                              TAG-IT PACIFIC, INC.

                               INDEX TO FORM 10-Q



PART I FINANCIAL INFORMATION                                                PAGE

Item 1.   Consolidated Financial Statements...................................3

          Consolidated Balance Sheets as of
          June 30, 2001 (unaudited) and December 31, 2000.....................3

          Consolidated Statements of Operations (unaudited) for the
          Three Months and the Six Months Ended June 30, 2001 and 2000........4

          Consolidated Statements of Cash Flows (unaudited) for
          the Six Months Ended June 30, 2001 and 2000.........................5

          Notes to the Consolidated Financial Statements......................6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................9

Item 3    Quantitative and Qualitative Disclosures About Market Risk.........22

PART II OTHER INFORMATION


Item 1.   Legal Proceedings..................................................22

Item 4.   Submission of Matters to a Vote of Security Holders................22

Item 6.   Exhibits and Reports on Form 8-K...................................22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                                        TAG-IT PACIFIC, INC.
                                     Consolidated Balance Sheets
                                                                        June 30,        December
                                                                          2001          31, 2000
                                                                     ---------------  -------------
                Assets                                                (unaudited)
Current Assets:
  Cash and cash equivalents.........................................  $     197,625   $    128,093
  Due from factor...................................................        123,359         25,140
  Trade accounts receivable, net....................................      3,857,311      3,466,314
  Trade accounts receivable, related parties........................     10,522,058      9,041,752
  Due from related parties..........................................        821,043        513,614
  Inventories.......................................................     19,107,663     19,868,160
  Prepaid expenses and other current assets.........................        740,282        738,735
                                                                      --------------  -------------
      Total current assets..........................................     35,369,341   $ 33,781,808

Property and Equipment, net of accumulated depreciation and
  amortization......................................................      2,997,845      3,755,127
Other assets........................................................      2,422,704      1,562,539
                                                                      --------------  -------------
Total assets........................................................  $  40,789,890   $ 39,099,474
                                                                      ==============  =============
                Liabilities and Stockholders' Equity
Current Liabilities:
  Bank overdraft....................................................  $           -   $    584,831
  Line of credit....................................................     10,990,257      9,956,436
  Accounts payable..................................................      8,828,061      8,228,677
  Accrued expenses..................................................      1,611,768      1,484,765
  Accrued restructuring charges.....................................        386,678              -
  Income taxes payable..............................................              -         66,942
  Notes payable.....................................................         25,200         25,200
  Subordinated notes payable to related parties.....................      3,618,458        882,970
  Current portion of capital lease obligations......................        307,716        250,403
                                                                      --------------  -------------
        Total current liabilities...................................     25,768,138     21,480,224

Capital lease obligations, less current portion.....................         15,729        113,046
Deferred income tax liability.......................................        113,335        113,335
Subordinated notes payable to related parties.......................              -      2,601,470
                                                                      --------------  -------------
        Total liabilities...........................................     25,897,202     24,308,075
                                                                      --------------  -------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, Series A $0.001 par value; 2,500,000 shares
      authorized, no shares issued or outstanding...................              -              -
  Convertible preferred stock Series B, $0.001 par value; 850,000
      shares authorized; 850,000 shares issued and outstanding......      1,400,000      1,400,000
  Common stock, $0.001 par value, 30,000,000 shares authorized;
      8,003,244 shares issued and outstanding at June 30, 2001;
      7,863,244 at December 31, 2000................................          8,004          7,864
  Additional paid-in capital........................................     12,274,570     11,737,810
  Retained earnings.................................................      1,210,114      1,645,725
                                                                      --------------  -------------
Total stockholders' equity .........................................     14,892,688     14,791,399
                                                                      --------------  -------------
Total liabilities and stockholders' equity .........................  $  40,789,890   $ 39,099,474
                                                                      ==============  =============



                 See accompanying notes to consolidated financial statements

                              TAG-IT PACIFIC, INC.

                      Consolidated Statements of Operations
                                   (unaudited)

                                                    Three Months Ended June 30,        Six Months Ended June 30,
                                                  -------------------------------    -----------------------------
                                                      2001              2000              2001            2000
                                                  --------------    -------------    -------------   -------------
Net sales                                         $  14,619,136     $ 11,358,627     $ 24,757,715    $ 19,549,451
Cost of goods sold                                   10,615,402        8,065,229       17,910,453      13,747,899
                                                  --------------    -------------    -------------   -------------
   Gross profit                                       4,003,734        3,293,398        6,847,262       5,801,552
Selling expenses                                        401,043          424,793          881,124         785,642
General and administrative expenses                   2,369,550        2,268,172        4,408,070       3,979,268
Restructuring Charges (Note 4)                                -                -        1,257,598               -
                                                  --------------    -------------    -------------   -------------
   Total operating expenses                           2,770,593        2,692,965        6,546,792       4,764,910
Income from operations                                1,233,141          600,433          300,470       1,036,642
Interest expense, net                                   325,650          121,321          839,449         224,440
                                                  --------------    -------------    -------------   -------------
Income (loss) before income taxes                       907,491          479,112         (538,979)        812,202
Provision (benefit) for income taxes                    198,030          133,661         (103,368)        204,644
                                                  --------------    -------------    -------------   -------------
   Net income (loss)                              $     709,461     $    345,451     $   (435,611)   $    607,558
                                                  ==============    =============    =============   =============
Basic earnings per share                          $        0.09     $       0.05     $      (0.05)   $       0.09
                                                  ==============    =============    =============   =============
Diluted earnings per share                        $        0.09     $       0.05     $      (0.05)   $       0.08
                                                  ==============    =============    =============   =============
Weighted average number of common
   shares outstanding:
   Basic                                              8,003,244        6,777,556        7,999,211       6,777,556
                                                  ==============    =============    =============   =============
   Diluted                                            8,304,188        7,264,966        7,999,211       7,284,287
                                                  ==============    =============    =============   =============



                 See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.

                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                                                      Six months Ended June 30,
                                                                    ------------------------------
                                                                         2001            2000
                                                                    ---------------  -------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net (loss) income.............................................   $     (435,611)  $   607,558
Adjustments to reconcile net (loss) income to net cash (used)
  provided by operating activities:
   Depreciation and amortization.................................          716,710        458,328
   Increase in allowance for doubtful accounts...................          148,852        156,122
   Loss (gain) on sale of assets.................................          312,418        (14,584 )
Changes in operating assets and liabilities:
     Receivables, including related parties......................       (2,118,374)   (2,560,027 )
     Inventories.................................................          760,497     (1,317,157 )
     Other assets................................................         (455,165)       41,682
     Prepaid expenses and other current assets...................           (1,547)      138,055
     Accounts payable............................................          599,384      2,683,505
     Accrued restructuring charges...............................          386,678              -
     Accrued expenses............................................          196,944        393,896
     Income taxes payable........................................         (119,484)      (37,543 )
                                                                    ---------------  -------------
Net cash (used) provided by operating activities.................           (8,698)      549,835
                                                                    ---------------  -------------
Cash flows from investing activities:
   Additional loans to related parties...........................         (307,429)     (282,475 )
   Acquisition of property and equipment.........................         (206,608)     (951,555 )
   Proceeds from sale of fixed assets............................          118,880         17,000
                                                                    ---------------  -------------
Net cash used in investing activities............................         (395,157)   (1,217,030 )
                                                                    ---------------  -------------
Cash flows from financing activities:
   Bank overdraft................................................         (584,831)            -
   Proceeds from bank line of credit, net........................        1,033,821      1,246,703
   Proceeds from exercise of stock options.......................           19,500              -
   Proceeds from capital leases..................................           87,556              -
   Repayment of capital leases...................................         (127,559)     (116,920 )
   Proceeds from subordinated notes payable to related parties...          180,000              -
   Repayment of subordinated notes payable to related parties....         (135,100)      (69,266 )
                                                                    ---------------  -------------
Net cash used in financing activities............................          473,387      1,060,517
                                                                    ---------------  -------------
Net increase in cash.............................................           69,532        393,322
Cash at beginning of period......................................          128,093        100,798
                                                                    ---------------  -------------
Cash at end of period............................................   $      197,625   $    494,120
                                                                    ===============  =============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest....................................................   $      839,449   $    246,468
     Income taxes................................................   $        2,430   $    223,017
   Non-cash financing activity:
     Preferred stock issued in exchange for distribution rights..   $            -   $  1,400,000
     Common stock issued in acquisition of assets................   $      500,000   $          -



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

2.      EARNINGS PER SHARE

        The Company has adopted Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


THREE MONTHS ENDED JUNE 30, 2001:               INCOME           SHARES         PER SHARE
----------------------------------------     ------------     ------------    -------------
BASIC EARNINGS PER SHARE:
Income available to common stockholders      $   709,461      $  8,003,244     $      0.09

EFFECT OF DILUTIVE SECURITIES:
Options                                                            248,086
Warrants                                                            52,858
                                             ------------     -------------    ------------
Income available to common stockholders      $   709,461         8,304,188     $      0.09
                                             ============     =============    ============
THREE MONTHS ENDED JUNE 30, 2000:
----------------------------------------
BASIC EARNINGS PER SHARE:
Income available to common stockholders      $   345,451         6,777,556     $      0.05

EFFECT OF DILUTIVE SECURITIES:
Options                                                            429,894
Warrants                                                            57,516
                                             ------------     -------------    ------------
Income available to common stockholders      $   345,451         7,264,966     $      0.05
                                             ============     =============    ============




SIX MONTHS ENDED JUNE 30, 2001:                 INCOME           SHARES         PER SHARE
----------------------------------------     ------------     -------------    ------------
BASIC EARNINGS PER SHARE:
Loss available to common stockholders        $  (435,611)        7,999,211     $     (0.05)

EFFECT OF DILUTIVE SECURITIES:
Options                                                                  -
Warrants                                                                 -
                                             ------------     -------------    ------------
Loss available to common stockholders        $  (435,611)        7,999,211     $     (0.05)
                                             ============     =============    ============
SIX MONTHS ENDED JUNE 30, 2000:
----------------------------------------
BASIC EARNINGS PER SHARE:
Income available to common stockholders      $   607,558         6,777,556     $      0.09

EFFECT OF DILUTIVE SECURITIES:
Options                                                            446,400
Warrants                                                            60,331
                                             ------------     -------------    ------------
Income available to common stockholders      $   607,558         7,284,287     $      0.08
                                             ============     =============    ============


        Warrants to purchase 80,000 and 110,000 shares of common stock at $6.00 and $4.80, options to purchase 1,002,500 shares of common stock at between $3.75 and $4.63, convertible debt of $500,000 convertible at $4.50 per share and 850,000 shares of preferred Series B stock convertible when the average trading price of the Company's stock for a 30-day consecutive period is equal to or greater than $8.00 per share were outstanding for the three months ended June 30, 2001, but were not included in the computation of diluted earnings per share because exercise or conversion would have an antidilutive effect on earnings per share.

        Warrants to purchase 80,000, 110,000, 39,235 and 35,555 shares of common stock at $6.00, $4.80, $0.71 and $1.50, options to purchase 1,384,500 shares of common stock at between $1.30 and $4.63, convertible debt of $500,000 convertible at $4.50 per share and 850,000 shares of preferred Series B stock convertible when the average trading price of the Company's stock for a 30-day consecutive period is equal to or greater than $8.00 per share were outstanding for the six months ended June 30, 2001, but were not included in the computation of diluted earnings per share because exercise or conversion would have an antidilutive effect on earnings per share.

        Warrants to purchase 80,000 and 110,000 shares of common stock at $6.00 and $4.80, respectively, were outstanding for the three months ended June 30, 2000 but were not included in the computations of diluted earnings per share because exercise would have an antidilutive effect on earnings per share.

        Warrants to purchase 80,000 shares of common stock at $6.00 were outstanding for the six months ended June 30, 2000 but were not included in the computations of diluted earnings per share because exercise would have an antidilutive effect on earnings per share.

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

4.      RESTRUCTURING CHARGES

        During the first quarter of 2001, the Company implemented a plan to restructure certain business operations. In accordance with the restructuring plan, the Company closed one of its Tijuana, Mexico, facilities and relocated its TALON brand operations to Medley, Florida. In addition, the Company incurred costs related to the reduction of its Hong Kong operations, the relocation of its corporate headquarters from Los Angeles, California, to Woodland Hills, California, and the downsizing of its corporate operations by eliminating certain corporate expenses related to sales and marketing, customer service and general and administrative expenses. Total restructuring charges for the first quarter of 2001 amounted to $1,257,598.

5.      REFINANCING OF WORKING CAPITAL LINE OF CREDIT

        On May 30, 2001, the Company entered into a loan and security agreement with UPS Capital Global Trade Finance Corporation, providing for a working capital credit facility with a maximum available amount of $20,000,000. The initial term of the Agreement is three years and the facility is secured by all assets of the Company. The interest rate for the credit facility is at the prime rate plus 2%. The new credit facility requires the compliance with certain financial covenants including net worth, fixed charge coverage ratio and capital expenditures. Availability under the UPS Capital credit facility is determined based on a defined formula related to eligible accounts receivable and inventory.

6.      CONTINGENCIES

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

        THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF TAG-IT PACIFIC, INC. FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS; THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

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

        On December 22, 2000, we entered into an exclusive supply agreement with Hubert Guez, Paul Guez, Azteca Production International, Inc., AZT International SA D RL, and Commerce Investment

Group, LLC. Pursuant to this supply agreement we will provide all trim-related products for certain programs manufactured by Azteca Production International. The agreement provides for a minimum aggregate total of $10,000,000 in annual purchases by Azteca Production International and its affiliates during each year of the three-year term of the agreement, if and to the extent, we are able to provide trim products on a basis that is competitive in terms of price and quality. Azteca Production International has been a significant customer of the Company for many years. This agreement is structured in a manner that is well suited to allow us to utilize our MANAGED TRIM SOLUTION system to supply Azteca Production International with its future trim program requirements. We expanded our facilities in Tlaxcala, Mexico, to service Azteca Production International's trim requirements.

        On January 2, 2001, we purchased assets including customer lists of Arzee Holdings, Inc., a Florida-based distributor of trim products in the apparel industry. As an element in our strategy to expand in the Caribbean basin and Central America, we are developing Arzee Holdings' former customer base in this region, including converting selected customers to complete trim packages via our MANAGED TRIM SOLUTION program.


RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated, selected statements of operations data shown as a percentage of net sales.

                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                               JUNE 30,                 JUNE 30,
                                          --------------------     -------------------
                                           2001        2000          2001       2000
                                          -------     --------     --------   --------
Net sales                                  100.0%       100.0%       100.0%     100.0%
Cost of goods sold                          72.6         71.0         72.3       70.3
                                          -------     --------     --------   --------
Gross profit                                27.4         29.0         27.7       29.7
Selling expenses                             2.7          3.7          3.6        4.0
General and administrative expenses         16.2         20.0         17.8       20.4
Restructuring Charges                          -            -          5.1          -
                                          -------     --------     --------   --------
Operating Income                             8.5%         5.3%         1.2%       5.3%
                                          -------     --------     --------   --------


RESTRUCTURING PLAN

        During the first quarter of 2001, we implemented a plan to restructure certain of our business operations. In accordance with the restructuring plan, we closed one of our Tijuana, Mexico, facilities and relocated our TALON brand operations to Medley, Florida. In addition, we incurred costs related to the reduction of our Hong Kong operations, the relocation of our corporate headquarters from Los Angeles, California, to Woodland Hills, California, and the downsizing of our corporate operations by eliminating certain corporate expenses related to sales and marketing, customer service and general and administrative expenses. Total restructuring charges amounted to $1,257,598 and were charged to operations in the first quarter of 2001. We believe these restructuring measures will significantly reduce our overhead, sales and marketing and general and administrative expenses in the future.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

        NET SALES. Net sales increased approximately $3,260,000 or 28.7% to $14,619,000 for the three months ended June 30, 2001 from $11,359,000 for the three months ended June 30, 2000. The increase in net sales was due to an increase in trim-related sales under our exclusive license and distribution agreement of TALON products, which began in July 2000, as well as to an increase in trim-related sales from our Tlaxcala, Mexico operations to our largest customers, Tarrant Apparel Group and Azteca Production International. The increase in net sales was also attributable to our January 2001 acquisition of Arzee Holdings, a Florida-based distributor of trim products in the apparel industry.

        COST OF GOODS SOLD. Cost of goods sold increased approximately $2,550,000 or 31.6% to $10,615,000 for the three months ended June 30, 2001 from $8,065,000 for the three months ended June 30, 2000. Cost of goods sold as a percentage of net sales increased to approximately 72.6% for the three months ended June 30, 2001 compared to 71.0% for the three months ended June 30, 2000. The increase in cost of sales for the three months ended June 30, 2001 was in proportion to the increase in net sales for the period.

        GROSS PROFIT. Gross profit increased approximately $711,000 or 21.6% to $4,004,000 for the three months ended June 30, 2001 from $3,293,000 for the three months ended June 30, 2000. Gross margin as a percentage of net sales decreased to approximately 27.4% for the three months ended June 30, 2001 as compared to 29.0% for the three months ended June 30, 2000. The reduction in gross profit as a percentage of net sales for the three months ended June 30, 2001 was primarily due to an increase in the proportion of sales of trim products with lower gross margins that were included within the complete trim package we offered to our customers through our MANAGED TRIM SOLUTION. Since full package sales under our MANAGED TRIM SOLUTION have a lower margin than single trim item sales, the shift in product mix from single trim item sales to full package sales under our MANAGED TRIM SOLUTION resulted in a reduction of gross margin. The reduction in gross margin for the three months ended June 30, 2001was offset by a decrease in manufacturing and facility costs which was a direct result of the implementation of our restructuring plan that was implemented in the first quarter of 2001.

        SELLING EXPENSES. Selling expenses decreased approximately $24,000 or 5.6% to $401,000 for the three months ended June 30, 2001 from $425,000 for the three months ended June 30, 2000. As a percentage of net sales, these expenses decreased to 2.7% for the three months ended June 30, 2001 compared to 3.7% for the three months ended June 30, 2000. This decrease was due to a reduction of our sales force which was part of our restructuring plan that was implemented in the first quarter of 2001.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $102,000 or 4.5% to $2,370,000 for the three months ended June 30, 2001 from $2,268,000 for the three months ended June 30, 2000. The increase in these expenses was due to additional staffing and other expenses related to our new Florida operation, offset by the reduction of general and administrative expenses in accordance with the implementation of our first quarter 2001 restructuring plan. As a percentage of net sales, these expenses decreased to 16.2% for the three months ended June 30, 2001 compared to 20.0% for the three months ended June 30, 2000, as the rate of increase in net sales exceeded that of general and administrative expenses.

        INTEREST EXPENSE. Interest expense increased approximately $205,000 or 169.4% to $326,000 for the three months ended June 30, 2001 from $121,000 for the three months ended June 30, 2000. Due to expanded operations, we have had to increase our borrowing under our working capital credit facility, which contributed to the increased interest expense for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. On May 30, 2001, we replaced our credit facility with Sanwa Bank with a new facility with UPS Capital Global Trade Finance Corporation which provides for increased borrowing availability of up to $20,000,000 and a more favorable interest rate. Our interest rate under the former Sanwa facility ranged from prime plus 2% to prime plus 6.5%. The new UPS Capital credit facility provides for interest at the rate of prime plus 2%.

        PROVISION FOR INCOME TAXES. The income tax provision for the three months ended June 30, 2001 amounted to approximately $198,000 compared to a provision for income taxes of $134,000 for the three months ended June 30, 2000. Income taxes increased for the three months ended June 30, 2001 primarily due to increased taxable income. The Company was able to utilize net operating loss carry forwards from its subsidiary, AGS Stationery, Inc., of approximately $430,000 to offset taxable income during 2001 and 2000, a portion of which was utilized during the three months ended June 30, 2001 and 2000.

        NET INCOME. Net income was approximately $709,000 for the three months ended June 30, 2000 as compared to net income of $345,000 for the three months ended June 30, 2000, due to the factors set forth above.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

        NET SALES. Net sales increased approximately $5,209,000 or 26.6% to $24,758,000 for the six months ended June 30, 2001 from $19,549,000 for the six months ended June 30, 2000. The increase in net sales was due to an increase in trim-related sales under our exclusive license and distribution agreement of TALON products, which began in July 2000, as well as to an increase in trim-related sales from our Tlaxcala, Mexico operations to our largest customers, Tarrant Apparel Group and Azteca Production International. The increase in net sales was also attributable to our January 2001 acquisition of Arzee Holdings, a Florida-based distributor of trim products in the apparel industry.

        COST OF GOODS SOLD. Cost of goods sold increased approximately $4,162,000 or 30.3% to $17,910,000 for the six months ended June 30, 2001 from
$13,748,000 for the six months ended June 30, 2000. Cost of goods sold as a percentage of net sales increased to approximately 72.3% for the six months ended June 30, 2001 compared to 70.3% for the six months ended June 30, 2000. The increase in cost of goods sold for the six months ended June 30, 2001 was in proportion to the increase in net sales for the period.

        GROSS PROFIT. Gross profit increased approximately $1,045,000 or 18.0% to $6,847,000 for the six months ended June 30, 2001 from $5,802,000 for the six months ended June 30, 2000. Gross margin as a percentage of net sales decreased to approximately 27.7% for the six months ended June 30, 2001 as compared to 29.7% for the six months ended June 30, 2000. The reduction in gross profit for the six months ended June 30, 2001 was primarily due to an increase in the proportion of sales of trim products with lower gross margins that were included within the complete trim package we offered to our customers through our MANAGED TRIM SOLUTION. In addition, sales of TALON products, with lower gross margins, accounted for a portion of net sales for the six months ended June 30, 2001. We began shipping TALON products in July 2000.

        SELLING EXPENSES. Selling expenses increased approximately $95,000 or 12.1% to $881,000 for the six months ended June 30, 2001 from $786,000 for the six months ended June 30, 2000. As a percentage of net sales, these expenses decreased to 3.6% for the six months ended June 30, 2001 compared to 4.0% for the six months ended June 30, 2000. The decrease in selling expenses as a percentage of net sales for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 was due to a reduction of our sales force which was part of our restructuring plan that was implemented in the first quarter of 2001.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $429,000 or 10.8% to $4,408,000 for the six months ended June 30, 2001 from $3,979,000 for the six months ended June 30, 2000. The increase in these expenses was due to additional staffing and other expenses related to our new Florida operation, offset by the reduction of general and administrative expenses in accordance with the implementation of our first quarter 2001 restructuring plan. As a percentage of net sales, these expenses decreased to 17.8% for the six months ended June 30, 2001 compared to 20.4% for the six months ended June 30, 2000, as the rate of increase in net sales exceeded that of general and administrative expenses.

        INTEREST EXPENSE. Interest expense increased approximately $615,000 or 274.6% to $839,000 for the six months ended June 30, 2001 from $224,000 for the six months ended June 30, 2000. Due to expanded operations, we have had to increase our borrowing under our credit facility with Sanwa Bank, which contributed to the increased interest expense for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. On May 30, 2001, we replaced our credit facility with Sanwa

Bank with a new facility with UPS Capital Global Trade Finance Corporation which provides for increased borrowing availability of up to $20,000,000 and a more favorable interest rate. We incurred other financing charges of approximately $150,000 in the first quarter of 2001 related to our efforts to replace our existing Sanwa credit facility. Subsequent to May 30, 2001, we will be amortizing other expenses and fees related to the replacement of our credit facility. As our borrowings under the new UPS Capital credit facility increase due to expanding operations, we anticipate that our interest expense will increase in future periods.

        PROVISION (BENEFIT) FOR INCOME TAXES. The income tax benefit for the six months ended June 30, 2001 amounted to approximately $103,000 compared to a provision for income taxes of $205,000 for the six months ended June 30, 2001. Income taxes decreased for the six months ended June 30, 2001 primarily due to decreased taxable income as a result of the net loss incurred for the six months ended June 30, 2001.

        NET INCOME (LOSS). Net loss was approximately $436,000 for the six months ended June 30, 2000 as compared to net income of $608,000 for the six months ended June 30, 2000, due to restructuring charges that were incurred in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

We currently satisfy our working capital requirements primarily through cash flows generated from operations and borrowings under our credit facility with UPS Capital Global Trade Finance Corporation. On May 30, 2001, we replaced our Sanwa Bank credit facility with a new facility with UPS Capital which provides for increased borrowing availability of up to $20,000,000 and interest at prime plus 2%. Availability under the UPS Capital credit facility is determined based on a defined formula related to eligible accounts receivable and inventory. The credit facility expires on May 30, 2004.

        At June 30, 2001, outstanding borrowings under the UPS Capital credit facility amounted to $10,990,000. At June 30, 2000, outstanding borrowings under the Sanwa Bank facility amounted to $6,314,000. There were no open letters of credit at June 30, 2001 or 2000.

        The UPS Capital credit facility contains customary covenants restricting our activities as well as those of our subsidiaries, including limitations on certain transactions related to the disposition of assets; mergers; entering into operating leases or capital leases; entering into transactions involving subsidiaries and related parties outside of the ordinary course of business; incurring indebtedness or granting liens or negative pledges on our assets; making loans or other investments; paying dividends or repurchasing stock or other securities; guarantying third party obligations; repaying subordinated debt; and making changes in our corporate structure. The UPS credit facility further requires the compliance with certain financial covenants including net worth, fixed charge coverage ratio and capital expenditures. As of June 30, 2001, we were in compliance with these covenants.

        Inventories at June 30, 2001 and 2000 include goods that are subject to buyback agreements with our customers. The buyback agreements contain provisions related to the inventory purchased on behalf of our customers. In the event that inventories remain with us in excess of six months from our receipt of the goods from suppliers, the customer is required to purchase the inventories from us under normal invoice and selling terms. The majority of the inventories at June 30, 2001 are subject to these buyback agreements.

        Pursuant to the terms of a factoring agreement for our Hong Kong subsidiary, Tag-It Pacific Limited, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. As of June 30, 2001, the amount factored without recourse was approximately $123,000. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. If the factor determines, at its discretion, to advance against the receivable, the customer's payment obligation is recorded as our receivable and the advance from the factor is recorded as a current liability. There were no outstanding advances from the factor as of June 30, 2001 and June 30, 2000.

        In October 2000, in connection with the amendment of our former line of credit agreement with Sanwa Bank, we borrowed $500,000 from Mark Dyne, our chairman, in the form of a convertible secured subordinated promissory note. The note bears interest at 11.0% per annum, is due on demand and is convertible at any time into our common stock at the market price of the stock on the date of the agreement. The note is secured by substantially all of our assets and is subordinate to all of our other obligations, including our pledge of substantially all of our assets under the credit facility with UPS Capital.

        As of June 30, 2001, we had outstanding related-party debt, including the $500,000 convertible note mentioned above, of $3,618,458 at a weighted average interest rate of between 0% and 11% and additional non-related-party debt of $25,200 at an interest rate of 10.0%. All of the related-party debt at June 30, 2001 is subordinate to the security interests of UPS Capital. The majority of related-party debt is due and payable on April 1, 2002, with the remainder due on the fifteenth day following the date of delivery of written demand for payment. As of June 30, 2000, we had outstanding related-party debt of $336,000 at a weighted average interest rate of 8.2% and additional non-related-party debt of $25,200 at an interest rate of 10.0%.

        Our trade receivables increased to approximately $14,503,000 at June 30, 2001 from $8,171,000 at June 30, 2000. This increase was due primarily to increased sales, increased related-party trade receivables and receivables from TALON product sales.

        Net cash used in operating activities was approximately $9,000 for the six months ended June 30, 2001 and net cash provided by operating activities was $550,000 for the six months ended June 30, 2000. The decrease in cash provided by operations for the six months ended June 30, 2001 resulted primarily from increases in trade accounts receivable and net losses, which were offset by decreases in inventories and increases in accounts payable and accrued expenses. Cash provided by operations for the six months ended June 30, 2000 resulted primarily from increases in trade accounts receivables and inventories, offset by increases in accounts payable, accrued expenses and net income.

        Net cash used in investing activities was approximately $395,000 for the six months ended June 30, 2001 and $1,217,000 for the six months ended June 30, 2000. Net cash used in investing activities for the six months ended June 30, 2001 and 2000 consisted primarily of additional loans to related parties and capital expenditures.

        Net cash provided by financing activities was approximately $473,000 for the six months ended June 30, 2001 and $1,061,000 for the six months ended June 30, 2000. Net cash provided by financing activities for the six months ended June 30, 2001 primarily reflects increased borrowing under our credit facility, offset by the repayment of a bank overdraft. Net cash provided by financing activities for the six months ended June 30, 2000 primarily reflects increased borrowing under our credit facility, offset by the repayment on capital lease obligations.

        Our need for additional financing includes the integration and expansion of our operations to exploit our rights under our exclusive license and distribution agreement with GICISA for TALON products and the expansion of our operations in the Caribbean and Central America markets.

        We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and available financing will be sufficient to fund our minimum working capital and capital expenditure needs through fiscal 2002. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we will need to raise additional debt or equity financing in order to provide for our operations. We are continually evaluating various financing strategies to be used to expand our business and fund future growth or acquisitions. The extent of our future capital requirements will depend, however, on many factors, including our results of operations and the size and timing of future acquisitions. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all.

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

        In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in the financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. We were required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than October 1, 2000. We believe the adoption of SAB 101, as amended by SAB 101B, has not had a material effect on our financial position, results of operations or cash flows for the six months ended June 30, 2001.

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

        In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, BUSINESS COMBINATIONS (SFAS 141), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

        SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

        The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $475,000 and other intangible assets is $1,225,000. Amortization expense during the six-month period ended June 30, 2001 was $95,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

IF WE LOSE OUR LARGEST CUSTOMERS OR THEY FAIL TO PURCHASE AT ANTICIPATED LEVELS, OUR SALES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED.

Our largest customer, Tarrant Apparel Group, accounted for approximately 47.9% and 48.1% of our net sales, on a consolidated basis, for the years ended December 31, 1999 and 2000. In December 2000, we entered into an exclusive supply agreement with Hubert Guez, Paul Guez, Azteca Production International, AZT International SA D RL, and Commerce Investment Group, LLC that provides for a minimum of $10,000,000 in total annual purchases by Azteca Production International and its affiliates during each year of the three-year term of the agreement. Azteca Production International is required to purchase from us only if we are able to provide trim products on a competitive basis in terms of price and quality.

Our results of operations will depend to a significant extent upon the commercial success of Azteca Production International and Tarrant Apparel Group. If Azteca Production International and Tarrant Apparel Group fail to purchase our trim products at anticipated levels, or our relationship with Azteca Production International or Tarrant Apparel Group terminates, it may have an adverse affect on our results because:

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

        o We may be left holding inventory that cannot be sold to other customers; and

        o       We may not be able to collect our receivables from them.

CONCENTRATION OF RECEIVABLES FROM OUR LARGEST CUSTOMERS MAKES RECEIVABLE BASED FINANCING DIFFICULT AND INCREASES THE RISK THAT IF OUR LARGEST CUSTOMERS FAIL TO PAY US, OUR CASH FLOW WOULD BE SEVERELY AFFECTED.

Our business relies heavily on a relatively small number of customers, including Tarrant Apparel Group and Azteca Production International. This concentration of our business adversely affects our ability to obtain receivable based financing due to customer concentration limitations customarily applied by financial institutions, including UPS Capital, and factors. Given the nature of our business, we do not expect our customer concentration to improve significantly in the near future. Further, if we are unable to collect any large receivables due us, our cash flow would be severely impacted.

OUR REVENUES MAY BE HARMED IF GENERAL ECONOMIC CONDITIONS CONTINUE TO WORSEN.

Our revenues are dependent on the health of the economy and the growth of our customers and potential future customers. When economic conditions weaken, certain apparel manufacturers and retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties which increase the risk of extending credit to such customers. Customers adversely affected by economic conditions have also attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that we will remain a preferred vendor to our existing customers. A decrease in business from or loss of a major customer could have a material adverse effect on the Company's results of operations. Further, if the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

WE MAY RAISE FUNDS THROUGH ADDITIONAL EQUITY FINANCINGS, WHICH WOULD DILUTE OUR STOCKHOLDERS' OWNERSHIP.

We anticipate that we may need to raise additional funds through equity financings during the next twelve months. Such additional funds are expected to assist us in expanding our borrowing base under our credit facility and by supplementing financing available under our credit facility. We cannot guarantee that additional equity financing will be available, or that if available, we can obtain it on terms that we deem favorable. Our stockholders' ownership may be diluted if we raise additional funds through the sale of our stock.

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

OUR BUSINESS MODEL IS DEPENDENT ON INTEGRATION OF INFORMATION SYSTEMS ON A GLOBAL BASIS AND, TO THE EXTENT THAT WE FAIL TO MAINTAIN AND SUPPORT OUR INFORMATION SYSTEMS, IT CAN RESULT IN LOST REVENUES.

We must consolidate and centralize the management of our subsidiaries and significantly expand and improve our financial and operating controls. Additionally, we must effectively integrate the information systems of our Mexico, Central America and Caribbean facilities with the information systems of our principal offices in California and Florida. Our failure to do so could result in lost revenues, delay financial reporting or adversely affect availability of funds under our credit facilities.

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

Generally, we do not have long-term agreements with our key sources of supply. Lead times for materials we order can vary significantly and depend on many factors, including the specific supplier, the contract terms and the demand for particular materials at a given time. Some of our suppliers are also competitors and may, for competitive reasons, elect to cease supplying us with their products. From time to time, we experience fluctuations in the prices and disruptions in the supply of materials. Shortages or disruptions in the supply of materials, or our inability to procure materials from alternate sources at acceptable prices in a timely manner, could lead us to miss deadlines for orders and lose revenue and customers.

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

We sell, assemble or finish a substantial portion of our products outside of the United States, principally in Hong Kong and Mexico. Our international business is subject to numerous risks that could result in lost sales, increased costs and worse than expected operating results, including:

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

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

As of December 31, 2000, our officers and directors and their affiliates owned approximately 44.7% of the outstanding shares of our common stock. The Dyne family, which includes Mark Dyne, Colin Dyne, Larry Dyne, Jonathan Burstein and the estate of Harold Dyne, beneficially owned approximately 41.7% of the outstanding shares of our common stock. The number of shares beneficially owned by the Dyne family includes the shares of common stock held by Azteca Production International, which are voted by Colin Dyne pursuant to a voting agreement. The Azteca Production International shares constitute approximately 12.7% of the outstanding shares of common stock at December 31, 2000. KG Investment, LLC, a significant stockholder, owns approximately 30.4% of the outstanding shares of our common stock at December 31, 2000. As a result, our officers and directors, the Dyne family and KG Investment, LLC are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our sales are denominated in U.S. dollars or the currency of the country of origin and, accordingly, we do not enter into hedging transactions with regard to any foreign currencies. Currency fluctuations can, however, increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in U.S. bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on June 15, 2001, our stockholders
(a) elected Kevin Bermeister and Brent Cohen to serve as Class I Directors of Registrant for three years and until their respective successors have been elected, and (b) approved an amendment to our 1997 Stock Plan to increase from 1,777,500 to 2,077,500 the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan. Each Class I Director was elected by a vote of 5,939,040 shares in favor, 1,800 shares voted against, and no shares were withheld from voting for the directors. At the annual meeting, 5,937,586 shares were voted in favor of, 3,254 shares were voted against, and no shares were withheld from voting on the amendment to our 1997 Stock Plan. There were no broker non-votes at the annual meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)       Exhibits:

                  None.

        (b)       Report on Form 8-K.

Report on Form 8-K, filed June 19, 2001, reporting under Item 5, our entering into of a Loan and Security Agreement with UPS Capital.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: August 13, 2001                      TAG-IT PACIFIC, INC.


`                                          /S/  RONDA SALLMEN
                                           ------------------------------------
                                           By:    Ronda Sallmen
                                           Its:   Chief Financial Officer