Form 10-Q
period 2001-09-30
TAG IT PACIFIC INC
filed 2001-11-14
CIK 1047881

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2001.

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

                                Yes X       No __

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 8,003,244 shares issued and outstanding as of November 14, 2001.

                              TAG-IT PACIFIC, INC.

                               INDEX TO FORM 10-Q



PART I FINANCIAL INFORMATION                                               PAGE

Item 1.   Consolidated Financial Statements..................................3

          Consolidated Balance Sheets as of
          September 30, 2001 (unaudited) and December 31, 2000...............3

          Consolidated Statements of Operations (unaudited) for
          the Three Months and the Nine Months Ended
          September 30, 2001 and 2000........................................4

          Consolidated Statements of Cash Flows (unaudited) for
          the Nine Months Ended September 30, 2001 and 2000..................5

          Notes to the Consolidated Financial Statements.....................6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk........21


PART II OTHER INFORMATION

Item 1.   Legal Proceedings.................................................22

Item 2.   Change in Securities..............................................22

Item 6.   Exhibits and Reports on Form 8-K..................................22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.


                              TAG-IT PACIFIC, INC.
                           Consolidated Balance Sheets

                                                               September        December
                                                                30, 2001        31, 2000
                                                             -------------  -------------
                Assets                                        (unaudited)
Current Assets:
Cash and cash equivalents..................................  $    138,673   $    128,093
Due from factor............................................        29,992         25,140
Trade accounts receivable, net.............................     4,174,934      3,466,314
Trade accounts receivable, related parties.................     9,597,761      9,041,752
Due from related parties...................................       802,078        513,614
Inventories................................................    20,449,571     19,868,160
Prepaid expenses and other current assets..................       640,795        738,735
                                                             -------------  -------------
      Total current assets.................................    35,833,804   $ 33,781,808

Property and Equipment, net of accumulated
  depreciation and amortization............................     2,935,913      3,755,127
Other assets...............................................     2,423,758      1,562,539
                                                             -------------  -------------
Total assets...............................................  $ 41,193,475   $ 39,099,474
                                                             =============  =============
                Liabilities and Stockholders' Equity
Current Liabilities:

  Bank overdraft...........................................  $          -   $    584,831
  Line of credit...........................................    10,409,585      9,956,436
  Accounts payable.........................................     6,786,242      8,228,677
  Accrued expenses.........................................     1,873,664      1,484,765
  Accrued restructuring charges............................       335,000              -
  Income taxes payable.....................................             -         66,942
  Notes payable............................................        25,200         25,200
  Subordinated notes payable to related parties............     3,619,911        882,970
  Current portion of capital lease obligations.............       241,785        250,403
                                                             -------------  -------------
        Total current liabilities..........................    23,291,387     21,480,224

Capital lease obligations, less current portion............        94,488        113,046
Deferred income tax liability..............................       113,335        113,335
Subordinated notes payable to related parties..............             -      2,601,470
                                                             -------------  -------------
        Total liabilities..................................    23,499,210     24,308,075
                                                             -------------  -------------
Convertible redeemable preferred stock Series C,
  $0.001 par value; 759,494 shares shares authorized;
  759,494 shares issued and outstanding....................     3,000,001              -

Stockholders' equity:
  Preferred stock, Series A $0.001 par value;
    250,000 shares authorized, no shares
    issued or outstanding..................................             -              -
  Convertible preferred stock Series B,
    $0.001 par value; 850,000 shares authorized;
    850,000 shares issued and outstanding..................     1,400,000      1,400,000
  Common stock, $0.001 par value, 30,000,000
    shares authorized; 8,003,244 shares issued and
    outstanding at September 30, 2001; 7,863,244
    at December 31, 2000...................................         8,004          7,864
  Additional paid-in capital...............................    12,279,740     11,737,810
  Retained earnings........................................     1,006,520      1,645,725
                                                             -------------  -------------
Total stockholders' equity ................................    14,694,264     14,791,399
                                                             -------------  -------------
Total liabilities and stockholders' equity ................  $ 41,193,475   $ 39,099,474
                                                             =============  =============

                 See accompanying notes to consolidated financial statements

                              TAG-IT PACIFIC, INC.

                      Consolidated Statements of Operations
                                   (unaudited)

                                                    Three Months Ended              Nine months Ended
                                                      September 30,                    September 30,
                                              -------------------------------  ------------------------------
                                                  2001              2000           2001            2000
                                              --------------    -------------  -------------    -------------
Net sales                                     $  11,039,211     $ 17,514,988   $ 35,796,926     $ 37,064,439
Cost of goods sold                                8,173,816       13,329,945     26,084,269       27,077,844
                                              --------------    -------------  -------------    -------------
   Gross profit                                   2,865,395        4,185,043      9,712,657        9,986,595

Selling expenses                                    367,266          741,312      1,248,390        1,526,954
General and administrative expenses               2,439,587        2,497,979      6,847,656        6,477,247
Restructuring Charges (Note 4)                            -                -      1,257,598                -
                                              --------------    -------------  -------------    -------------
   Total operating expenses                       2,806,853        3,239,291      9,353,644        8,004,201

Income from operations                               58,542          945,752        359,013        1,982,394
Interest expense, net                               308,426          187,710      1,147,875          412,150
                                              --------------    -------------  -------------    -------------
Income (loss) before income taxes                  (249,884)         758,042       (788,862)       1,570,244
Provision (benefit) for income taxes                (51,240)         211,981       (154,607)         416,625
                                              --------------    -------------  -------------    -------------
Net income (loss)                             $    (198,644)         546,061   $   (634,255)    $  1,153,619
                                              ==============    =============  =============    =============
Less:  Preferred stock dividends                     (4,950)               -         (4,950)               -
                                              --------------    -------------  -------------    -------------
Net income (loss) to common shareholders      $    (203,594)    $    546,061   $   (639,205)    $  1,153,619
                                              ==============    =============  =============    =============
Basic earnings (loss) per share               $      (0.03)     $       0.08   $      (0.08)    $       0.17
                                              ==============    =============  =============    =============
Diluted earnings (loss) per share             $       (0.03)    $       0.08   $      (0.08)    $       0.16
                                              ==============    =============  =============    =============
Weighted average number of
  common shares outstanding:

    Basic                                         8,003,244        6,781,904      8,000,570        6,779,016
                                              ==============    =============  =============    =============
    Diluted                                       8,003,244        7,202,436      8,000,570        7,259,067
                                              ==============    =============  =============    =============


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.

                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                                                     Nine months Ended September
                                                                            30, 3131,31,
                                                                    ----------------------------
                                                                         2001           2000
                                                                    -------------  -------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net (loss) income.............................................   $   (634,255)  $  1,153,619
Adjustments to reconcile net (loss) income to net cash used
  by operating activities:
   Depreciation and amortization.................................      1,126,766        738,352
   Increase in allowance for doubtful accounts...................        291,518        470,444
   Loss (gain) on sale of assets.................................        312,418        (14,927)
   Warrants and common stock issued for services.................          5,170         32,813
Changes in operating assets and liabilities:
     Receivables, including related parties......................     (1,560,999)   (10,557,342)
     Inventories.................................................       (581,411)    (3,161,138)
     Other assets................................................       (567,431)        60,955
     Prepaid expenses and other current assets...................         97,940         79,118
     Accounts payable............................................     (1,442,435)     7,438,227
     Accrued restructuring charges...............................        335,000              -
     Accrued expenses............................................        503,293      1,150,994
     Income taxes payable........................................       (168,887)       160,553
                                                                    -------------  ------------
Net cash used by operating activities............................     (2,283,313)    (2,448,332)
                                                                    -------------  ------------
Cash flows from investing activities:
   Additional loans to related parties...........................       (288,464)      (353,611)
   Acquisition of property and equipment.........................       (397,821)    (1,598,716)
   Proceeds from sale of fixed assets............................        118,880         19,260
                                                                    -------------  ------------
Net cash used in investing activities............................       (567,405)    (1,933,067)
                                                                    -------------  ------------
Cash flows from financing activities:
   Bank overdraft................................................       (584,831)       770,133
   Proceeds from bank line of credit, net........................        453,149      3,821,587
   Proceeds from exercise of stock options.......................         19,500              -
   Proceeds from stock issuance..................................      3,000,001          3,900
   Proceeds from capital leases..................................        207,240              -
   Repayment of capital leases...................................       (234,415)      (174,871)
   Proceeds from subordinated notes payable to related parties...        180,000              -
   Repayment of subordinated notes payable to related parties....       (179,346)      (140,148)
                                                                    -------------  ------------
Net cash provided by financing activities........................      2,861,298      4,280,601
                                                                    -------------  ------------
Net increase (decrease) in cash..................................         10,580       (100,798)
Cash at beginning of period......................................        128,093        100,798
                                                                    -------------  ------------
Cash at end of period............................................   $    138,673   $          -
                                                                    =============  ============
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
     Interest paid...............................................   $  1,110,794   $    472,430
     Interest received...........................................   $     (2,430)  $    (12,220)
     Income taxes paid...........................................   $          -   $    223,224
    Non-cash financing activity:
     Preferred stock issued in exchange for distribution rights..   $          -   $  1,400,000
     Note payable to related party issued in exchange for
       inventory.................................................   $          -   $  2,558,024
     Common stock issued in acquisition of assets................   $    500,000   $          -



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

2.   EARNINGS PER SHARE

     The Company has adopted Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                             INCOME (LOSS)      SHARES          PER SHARE
THREE MONTHS ENDED SEPTEMBER 30, 2001:        (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                             -------------   -------------     ----------
BASIC EARNINGS PER SHARE:
Loss available to common stockholders        $   (203,594)      8,003,244      $   (0.03)

EFFECT OF DILUTIVE SECURITIES:
Options                                                                 -
Warrants                                                                -
                                             -------------   -------------     ----------
Income available to common stockholders      $   (203,594)      8,003,244      $   (0.03)
                                             =============   =============     ==========
THREE MONTHS ENDED SEPTEMBER 30, 2000:
BASIC EARNINGS PER SHARE:
Income available to common stockholders      $    546,061       6,781,904      $    0.08

EFFECT OF DILUTIVE SECURITIES:
Options                                                           364,556
Warrants                                                           55,976
                                             -------------   -------------     ----------
Income available to common stockholders      $    546,061       7,202,436      $    0.08
                                             =============   =============     ==========




                                             INCOME (LOSS)      SHARES          PER SHARE
NINE MONTHS ENDED SEPTEMBER 30, 2001:         (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                             -------------   -------------     ----------
BASIC EARNINGS PER SHARE:
Loss available to common stockholders        $   (639,205)      8,000,570      $   (0.08)

EFFECT OF DILUTIVE SECURITIES:
Options                                                                 -
Warrants                                                                -
                                             -------------   -------------     ----------
Loss available to common stockholders        $   (639,205)      8,000,570      $   (0.08)
                                             =============   =============     ==========

NINE MONTHS ENDED SEPTEMBER 30, 2000:
BASIC EARNINGS PER SHARE:
Income available to common stockholders      $  1,153,619       6,779,016      $    0.17

EFFECT OF DILUTIVE SECURITIES:
Options                                                           422,547
Warrants                                                           57,504
                                             -------------   -------------     ----------
Income available to common stockholders      $  1,153,619       7,259,067      $    0.16
                                             =============   =============     ==========


     Warrants to purchase 299,790 shares of common stock at between $0.71 and $6.00, options to purchase 1,384,500 shares of common stock at between $1.30 and $4.63, convertible debt of $500,000 convertible at $4.50 per share, 759,494 shares of preferred Series C stock convertible at $4.94 per share and 850,000 shares of preferred Series B stock convertible when the average trading price of the Company's stock for a 30-day consecutive period is equal to or greater than $8.00 per share were outstanding for the three and nine months ended September 30, 2001, but were not included in the computation of diluted earnings per share because exercise or conversion would have an antidilutive effect on earnings per share.

     Warrants to purchase 80,000 and 110,000 shares of common stock at $6.00 and $4.80 and options to purchase 143,000 shares of common stock at $4.63 were outstanding for the three months ended September 30, 2000 but were not included in the computations of diluted earnings per share because exercise would have an antidilutive effect on earnings per share.

     Warrants to purchase 80,000 and 110,000 shares of common stock at $6.00 and $4.80 were outstanding for the nine months ended September 30, 2000 but were not included in the computations of diluted earnings per share because exercise would have an antidilutive effect on earnings per share.

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

6.   SERIES C PREFERRED STOCK PURCHASE AGREEMENT AND SUPPLY AGREEMENT

     In accordance with the Series C Preferred Stock Purchase Agreement entered into by the Company and Coats North America Consolidated, Inc. ("Coats") on September 20, 2001, the Company issued 759,494 shares of Series C Convertible Redeemable Preferred Stock (the "Shares") to Coats North America Consolidated, Inc. in exchange for an equity investment from Coats of $3,000,000 cash. The Shares are convertible at the option of the holder after one year at the rate of the closing price muliplied by 125% of the ten-day average closing price prior to closing. The Shares are redeemable at the option of the holder after four years. If the holders elect to redeem the Shares, the Company has the option to redeem for cash at the stated value of $3,000,000 or in the form of the Company's common stock at 85% of the market price of the Company's common stock on the date of redemption. If the market price of the Company's common stock on the date of redemption is less than $2.75 per share, the Company must redeem for cash at the stated value of the Shares. The Company can elect to redeem the Shares at any time for cash at the stated value. The Preferred Stock Purchase Agreement provides for cumulative dividends at a rate of 6% of the stated value per annum, payable in cash or the Company's common stock. Each Preferred Share has the right to vote for each of the Company's common shares that the Shares could then be converted into on the record date.

     In connection with the Series C Preferred Stock Purchase Agreement, the Company also entered into a 10-year Co-Marketing and Supply Agreement with Coats. The Co-Marketing and Supply Agreement provides for selected introductions into Coats' customer base and the Company's trim packages will exclusively offer thread manufactured by Coats.

7.   CONTINGENCIES

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

     THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF TAG-IT PACIFIC, INC. FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS; THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

     We specialize in the distribution of trim items to manufacturers of fashion apparel, licensed consumer products, specialty retailers and mass merchandisers. We act as an outsourced trim management department for manufacturers of fashion apparel such as Tarrant Apparel Group and Azteca Production International. We also serve as a supplier of trim items to specific brands, brand licensees and retailers, including Tommy Hilfiger, A/X Armani Exchange, Express, The Limited and Lerner, among others.

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

     We offer apparel manufacturers a proprietary business-to-business e-commerce system. Renamed our MANAGED TRIM SOLUTION (formerly called our TAG-IT TURNKEY SYSTEM), this system allows us to provide our customers with a customized, comprehensive system for the management of various aspects of their trim programs. Our MANAGED TRIM SOLUTION provides customers with assistance in their ordering, production, inventory management and just-in-time distribution of their trim and packaging requirements.

     We also serve as a specified supplier for a variety of major brand and private label oriented companies. In each case, we seek to expand our services as a supplier of select lines of trim items for such customers to being a preferred or single source provider of all of such brand customer's authorized trim requirements.

     On September 20, 2001, we entered into a ten-year Co-Marketing and Supply Agreement with Coats American, Inc., an affiliate of Coats plc, as well as a Preferred Stock Purchase Agreement with Coats North America Consolidated, Inc., also an affiliate of Coats plc. The Co-Marketing and Supply agreement provides for selected introductions into Coats' customer base and has the potential to accelerate our growth plans and to introduce our MANAGED TRIM SOLUTION to apparel manufacturers on a broader basis. Pursuant to the terms of the Co-Marketing and Supply Agreement, our trim packages will exclusively offer thread manufactured by Coats. Coats was selected for its quality, service, brand recognition and global reach. Prior to entering into the Co-Marketing and Supply Agreement, we were a long-time customer of Coats, distributing their thread to sewing operations under our MANAGED TRIM SOLUTION program. This exclusive agreement will allow Coats to offer its customer base of contractors in Mexico, Central America and the Caribbean full-service trim management under our MANAGED TRIM SOLUTION program.

     Pursuant to the terms of the Preferred Stock Purchase Agreement entered into by the Company and Coats, Coats invested $3,000,000 cash into the Company in exchange for 759,494 shares of Series C Convertible Redeemable preferred stock.

     London-based Coats is the world's largest manufacturer of industrial thread and textile-related craft products. Coats has operations in 65 countries and a North American presence in the U.S., Canada, Mexico, Central America and the Caribbean.

     We distribute TALON zippers under a ten-year exclusive license and distribution agreement with Talon, Inc. TALON is a leading brand of zippers with an eighty-year history. These exclusive license and distribution rights give us the right to distribute zippers and trim products under the TALON brand name in the United States, Mexico, Canada and the Pacific Rim. In exchange for these exclusive distribution rights, we issued 850,000 shares of our Series B convertible preferred stock to Grupo Industrial Cierres Ideal, S.A. de C.V., or GICISA. We began shipping products under the TALON brand name in July 2000.

     We have entered into an exclusive supply agreement with Hubert Guez, Paul Guez, Azteca Production International, Inc., AZT International SA D RL, and Commerce Investment Group, LLC. Pursuant to this supply agreement, we provide all trim-related products for certain programs manufactured by Azteca Production International. The agreement provides for a minimum aggregate total of $10,000,000 in annual purchases by Azteca Production International and its affiliates during each year of the three-year term of the agreement, if and to the extent, we are able to provide trim products on a basis that is competitive in terms of price and quality. Azteca Production International has been a significant customer of the Company for many years. This agreement is structured in a manner that is well suited to allow us to utilize our MANAGED TRIM SOLUTION system to supply Azteca Production International with its future trim program requirements. We expanded our facilities in Tlaxcala, Mexico, to service Azteca Production International's trim requirements.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, selected statements of operations data shown as a percentage of net sales.

                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                              SEPTEMBER 30,           SEPTEMBER 30,
                                           --------------------    --------------------
                                             2001        2000         2001       2000
                                           --------    --------    ---------   --------
Net sales                                   100.0%       100.0%       100.0%     100.0%
Cost of goods sold                           74.0         76.1         72.9       73.1
                                           -------     --------    ---------   --------
Gross profit                                 26.0         23.9         27.1       26.9
Selling expenses                              3.3          4.2          3.5        4.1
General and administrative expenses          22.1         14.3         19.1       17.5
Restructuring Charges                           -            -          3.5          -
                                           -------     --------    ---------   --------
Operating Income                              0.6%         5.4%         1.0%       5.3%
                                           -------     --------    ---------   --------

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

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     NET SALES. Net sales decreased approximately $6,476,000 or 37.0% to $11,039,000 for the three months ended September 30, 2001 from $17,515,000 for the three months ended September 30, 2000. The decrease in net sales was primarily due to a decrease in zipper sales under our exclusive license and distribution agreement of TALON products, which began in July 2000. Our exclusive vendor of TALON products discontinued manufacturing these products in December 2000. We have successfully negotiated with alternative vendors for TALON products and do not anticipate any further reductions of TALON sales from present levels. The decrease in net sales for the quarter was also due to a decrease in trim-related sales from our Tlaxcala, Mexico operations. We experienced significant sales growth during the second quarter of 2001 due to an acceleration of orders from our Tlaxcala, Mexico operations of approximately $3.9 million. This resulted in a corresponding decrease in sales during the third quarter of 2001 of approximately $1.6 million. The decrease in net sales for the quarter was partially offset by an increase in sales as a result of our January 2001 acquisition of Arzee Holdings, a Florida-based distributor of trim products in the apparel industry.

     GROSS PROFIT. Gross profit decreased approximately $1,320,000 or 31.5% to $2,865,000 for the three months ended September 30, 2001 from $4,185,000 for the three months ended September 30, 2000. Gross margin as a percentage of net sales increased to approximately 26.0% for the three months ended September 30, 2001 as compared to 23.9% for the three months ended September 30, 2000. The increase in gross profit as a percentage of net sales for the three months ended September 30, 2001 was primarily due to a decrease in net sales of TALON products during the quarter. TALON products have a lower gross margin than products included within the complete trim packages we offer to our customers through our MANAGED TRIM SOLUTION. The increase in gross margin for the three months ended September 30, 2001 was also attributable to a decrease in manufacturing and facility costs which was a direct result of the implementation of our restructuring plan in the first quarter of 2001.

     SELLING EXPENSES. Selling expenses decreased approximately $374,000 or 50.5% to $367,000 for the three months ended September 30, 2001 from $741,000 for the three months ended September 30, 2000. As a percentage of net sales, these expenses decreased to 3.3% for the three months ended September 30, 2001 compared to 4.2% for the three months ended September 30, 2000. This decrease was due to a reduction of our sales force which was part of our restructuring plan that was implemented in the first quarter of 2001.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased approximately $58,000 or 2.3% to $2,440,000 for the three months ended September 30, 2001 from $2,498,000 for the three months ended September 30, 2000. The decrease in these expenses was due to the reduction of general and administrative expenses in accordance with the implementation of our first quarter 2001 restructuring plan. As a percentage of net sales, these expenses increased to 22.1% for the three months ended September 30, 2001 compared to 14.3% for the three months ended September 30, 2000, as the rate of increase in net sales did not exceed that of general and administrative expenses.

     INTEREST EXPENSE. Interest expense increased approximately $120,000 or 63.8% to $308,000 for the three months ended September 30, 2001 from $188,000 for the three months ended September 30, 2000. Due to expanded operations, we have had to increase our borrowing under our working capital credit facility, which contributed to the increased interest expense for the three months ended September

30, 2001 as compared to the three months ended September 30, 2000. On May 30, 2001, we replaced our credit facility with Sanwa Bank with a new facility with UPS Capital Global Trade Finance Corporation which provides for increased borrowing availability of up to $20,000,000 and a more favorable interest rate. Our interest rate under the former Sanwa facility ranged from prime plus 2% to prime plus 6.5%. The new UPS Capital credit facility provides for interest at the rate of prime plus 2%.

     PROVISION (BENEFIT) FOR INCOME TAXES. The income tax benefit for the three months ended September 30, 2001 amounted to approximately $51,000 compared to a provision for income taxes of $212,000 for the three months ended September 30, 2000. Income taxes decreased for the three months ended September 30, 2001 primarily due to decreased taxable income. The Company was able to utilize net operating loss carry forwards from its subsidiary, AGS Stationery, Inc., of approximately $430,000 to offset taxable income during 2001 and 2000, a portion of which was utilized during the three months ended September 30, 2001 and 2000.

     NET INCOME (LOSS). Net loss was approximately $199,000 for the three months ended September 30, 2001 as compared to net income of $546,000 for the three months ended September 30, 2000, due to the factors set forth above.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     NET SALES. Net sales decreased approximately $1,267,000 or 3.4% to $35,797,000 for the nine months ended September 30, 2001 from $37,064,000 for the nine months ended September 30, 2000. The decrease in net sales was primarily a result of a reduction of sales from our Hong Kong operations. Our restructuring plan implemented in the first quarter of 2001, included the reduction of our sales force and operations in our Hong Kong facility in order to increase profitability and also included the reduction of small dollar volume customers with lower gross margins. Because we did not begin shipping products under the TALON brand name until July 2000, the decrease in net sales for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 resulted in a consistent amount of sales for the nine months ended September 30, 2001 compared to September 30, 2000. The decrease in net sales for the nine-month period was partially offset by an increase in sales as a result of our January 2001 acquisition of Arzee Holdings, a Florida-based distributor of trim products in the apparel industry.

     GROSS PROFIT. Gross profit decreased approximately $274,000 or 2.7% to $9,713,000 for the nine months ended September 30, 2001 from $9,987,000 for the nine months ended September 30, 2000. Gross margin as a percentage of net sales increased to approximately 27.1% for the nine months ended September 30, 2001 as compared to 26.9% for the nine months ended September 30, 2000. The increase in gross profit for the nine months ended September 30, 2001 was primarily due to a decrease in sales with lower gross margins from our operations in Hong Kong. These operations were restructured in the first quarter of 2001. The increase in gross margin for the nine months ended September 30, 2001was also attributable to decreased manufacturing and facility costs in our other locations which were a direct result of the implementation of our restructuring plan in the first quarter of 2001.

     SELLING EXPENSES. Selling expenses decreased approximately $279,000 or 18.3% to $1,248,000 for the nine months ended September 30, 2001 from $1,527,000 for the nine months ended September 30, 2000. As a percentage of net sales, these expenses decreased to 3.5% for the nine months ended September 30, 2001 compared to 4.1% for the nine months ended September 30, 2000. The decrease in selling expenses as a percentage of net sales for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 was due to a reduction of our sales force which was part of our restructuring plan that was implemented in the first quarter of 2001.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $371,000 or 5.7% to $6,848,000 for the nine months ended September 30, 2001 from $6,477,000 for the nine months ended September 30, 2000. The increase in these expenses was due to additional staffing and other expenses related to our new Florida operation, offset by the reduction of general and administrative expenses in accordance with the implementation of our first quarter 2001 restructuring plan. As a percentage of net sales, these expenses increased to 19.1% for the nine months ended September 30, 2001 compared to 17.5% for the nine months ended September 30, 2000, as the rate of increase in net sales did not exceed that of general and administrative expenses.

     INTEREST EXPENSE. Interest expense increased approximately $736,000 or 178.6% to $1,148,000 for the nine months ended September 30, 2001 from $412,000 for the nine months ended September 30, 2000. Due to expanded operations, we increased our borrowing under our credit facility with Sanwa Bank, which contributed to the increased interest expense for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. On May 30, 2001, we replaced our credit facility with Sanwa Bank with a new facility with UPS Capital Global Trade Finance Corporation which provides for increased borrowing availability of up to $20,000,000 and a more favorable interest rate. We incurred other financing charges of approximately $150,000 in the first quarter of 2001 related to our efforts to replace our existing Sanwa credit facility. On May 30, 2001, we began amortizing other expenses and fees related to the replacement of our credit facility. As our borrowings under the new UPS Capital credit facility increase due to expanding operations, we anticipate that our interest expense will increase in future periods.

     PROVISION (BENEFIT) FOR INCOME TAXES. The income tax benefit for the nine months ended September 30, 2001 amounted to approximately $155,000 compared to a provision for income taxes of $417,000 for the nine months ended September 30, 2001. Income taxes decreased for the nine months ended September 30, 2001 primarily due to decreased taxable income as a result of the net loss incurred for the nine months ended September 30, 2001.

     NET INCOME (LOSS). Net loss was approximately $634,000 for the nine months ended September 30, 2001 as compared to net income of $1,154,000 for the nine months ended September 30, 2000, due primarily to restructuring charges that were incurred in the first quarter of 2001.

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

     At September 30, 2001, outstanding borrowings under the UPS Capital credit facility amounted to $10,410,000. At September 30, 2000, outstanding borrowings under the Sanwa Bank facility amounted to $8,889,000. There were no open letters of credit at September 30, 2001 or 2000.

     The UPS Capital credit facility contains customary covenants restricting our activities as well as those of our subsidiaries, including limitations on certain transactions related to the disposition of assets; mergers; entering into operating leases or capital leases; entering into transactions involving subsidiaries and related parties outside of the ordinary course of business; incurring indebtedness or granting liens or negative pledges on our assets; making loans or other investments; paying dividends or repurchasing stock or other securities; guarantying third party obligations; repaying subordinated debt; and making changes in our corporate structure. The UPS credit facility further requires the compliance with certain financial covenants including net worth, fixed charge coverage ratio and capital expenditures. As of September 30, 2001, we were in compliance with these covenants.

     Inventories at September 30, 2001 and 2000 include goods that are subject to buyback agreements with our customers. The buyback agreements contain provisions related to the inventory purchased on behalf of our customers. In the event that inventories remain with us in excess of nine months from our receipt of the goods from suppliers, the customer is required to purchase the inventories from us under normal invoice and selling terms. The majority of the inventories at September 30, 2001 are subject to these buyback agreements.

     Pursuant to the terms of a factoring agreement for our Hong Kong subsidiary, Tag-It Pacific Limited, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. As of September 30, 2001, the amount factored without recourse was approximately $30,000. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. If the factor determines, at its discretion, to advance against the receivable, the customer's payment obligation is recorded as our receivable and the advance from the factor is recorded as a current liability. There were no outstanding advances from the factor as of September 30, 2001 and September 30, 2000.

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

     As of September 30, 2001, we had outstanding related-party debt, including the $500,000 convertible note mentioned above, of $3,620,000 at a weighted average interest rate of between 0% and 11% and additional non-related-party debt of $25,200 at an interest rate of 10.0%. All of the related-party debt at September 30, 2001 is subordinate to the security interests of UPS Capital. The majority of related-party debt is due and payable on April 1, 2002, with the remainder due on the fifteenth day following the date of delivery of written demand for payment. As of September 30, 2000, we had outstanding related-party debt of $2,823,000 at a weighted average interest rate of between 0% and 8.2% and additional non-related-party debt of $25,200 at an interest rate of 10.0%.

     Our trade receivables decreased to approximately $13,773,000 at September 30, 2001 from $15,852,000 at September 30, 2000. This decrease was due primarily to decreased sales and decreased receivables from TALON product sales.

     Net cash used in operating activities was approximately $2,283,000 for the nine months ended September 30, 2001 and $2,448,000 for the nine months ended September 30, 2000. The decrease in cash used by operations for the nine months ended September 30, 2001 resulted primarily from increases in trade accounts receivable, inventories and net losses and decreases in accounts payable, offset by depreciation and amortization. Cash used by operations for the nine months ended September 30, 2000 resulted primarily from increases in trade accounts receivables and inventories, offset by increases in accounts payable, accrued expenses and net income.

     Net cash used in investing activities was approximately $567,000 for the nine months ended September 30, 2001 and $1,933,000 for the nine months ended September 30, 2000. Net cash used in investing activities for the nine months ended September 30, 2001 and 2000 consisted primarily of additional loans to related parties and capital expenditures.

     Net cash provided by financing activities was approximately $2,861,000 for the nine months ended September 30, 2001 and $4,281,000 for the nine months ended September 30, 2000. Net cash provided by financing activities for the nine months ended September 30, 2001 primarily reflects proceeds from the issuance of Series C Convertible Redeemable preferred stock, offset by the repayment of a bank overdraft. Net cash provided by financing activities for the nine months ended September 30, 2000 primarily reflects increased borrowing under our credit facility and increased bank overdraft, offset by the repayment on capital lease obligations.

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

NEW ACCOUNTING PRONOUNCEMENTS

In September 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, BUSINESS COMBINATIONS (SFAS 141), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after September 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after September 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $462,500 and other intangible assets is $1,190,000. Amortization expense during the nine-month period ended September 30, 2001 was $142,500. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.


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

WE MAY FACE INTERRUPTION OF PRODUCTION AND SERVICES DUE TO INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM.

Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

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

IF CUSTOMERS DEFAULT ON BUYBACK AGREEMENTS WITH US, WE WILL BE LEFT HOLDING UNSALABLE INVENTORY.

The majority of our inventories are subject to buyback agreements with our customers. Under these buyback agreements, the customer must purchase the inventories from us under normal invoice and selling terms, if any inventory which we purchase on their behalf remains in our hands longer than agreed by the customer from the time we received the goods from our vendors. If any customer defaults on these buyback provisions, we may incur a charge in connection with our holding significant amounts of unsalable inventory.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 2. CHANGES IN SECURITIES

In accordance with the Series C Preferred Stock Purchase Agreement and the Supply Agreement we entered into with Coats North America Consolidated, Inc. on September 20, 2001, we issued 759,494 shares of Series C Convertible Redeemable Preferred Stock to Coats North America Consolidated, Inc. in exchange for an equity investment from Coats of $3,000,000 cash. The shares of Series C Preferred Stock are convertible at the option of the holder after one year at the rate of the closing price multiplied by 125% of the ten-day average closing price prior to closing. The shares of Series C Preferred Stock are redeemable at the option of the holder after four years. If the holders elect to redeem the Series C Preferred Stock, we have the option to redeem for cash at the stated value of $3,000,000 or in the form of our common stock at 85% of the market price of our common stock on the date of redemption. If the market price of our common stock on the date of redemption is less than $2.75 per share, we must redeem for cash at the stated value of the Series C Preferred Stock. We can elect to redeem the Series C Preferred Stock at any time for cash at the stated value. The Series C Preferred Stock Purchase Agreement provides for cumulative dividends at a rate of 6% of the stated value per annum, payable in cash or our common stock. The holders of Series C Preferred Stock vote together with the holders of the common stock on an as converted to common stock basis.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               None.

          (b)  Report on Form 8-K.

Report on Form 8-K, filed October 15, 2001, reporting under Item 5, our entering into of a Preferred Stock Purchase Agreement and Supply Agreement.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 14, 2001                     TAG-IT PACIFIC, INC.



        `                                   /S/  RONDA SALLMEN
                                            -----------------------------------
                                            By:    Ronda Sallmen
                                            Its:   Chief Financial Officer