Form 10-K
period 2001-12-31
TAG IT PACIFIC INC
filed 2002-03-28
CIK 1047881

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

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 1-13669

                              TAG-IT PACIFIC, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                        95-4654481
 (State or Other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                          Identification  No.)

                         21900 BURBANK BLVD., SUITE 270
                           WOODLAND HILLS, CALIFORNIA           91367
               (Address of Principal Executive Offices)       (Zip Code)

                                 (818) 444-4100
              (Registrant's Telephone Number, Including Area Code)

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

                                  Yes X     No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The issuer's revenues for the fiscal year ended December 31, 2001 were $43,567,630.

     At March 27, 2002 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $13,224,545.

     At March 27, 2002 the issuer had 9,126,409 shares of Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's proxy statement with respect to its 2002 annual meeting of stockholders are incorporated by reference into Part III of this report.

===============================================================================

                              TAG-IT PACIFIC, INC.
                               INDEX TO FORM 10-K

                                                                            PAGE
PART I

Item 1.    Description of Business............................................ 1

Item 2.    Description of Property............................................ 5

Item 3.    Legal Proceedings.................................................. 6

Item 4.    Submission of Matters to a Vote of Security Holders................ 6

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters........... 7

Item 6.    Selected Financial Data............................................ 9

Item 7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................10

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk ........26

Item 8.    Financial Statements and Supplementary Data:

           Report of Independent Certified Public Accountants.................27

           Consolidated Balance Sheets........................................28

           Consolidated Statements of Operations..............................29

           Consolidated Statements of Stockholders' Equity and
           Convertible Redeemable Preferred Stock for the
           Years Ended December 31, 2001, 2000 and 1999.......................30

           Consolidated Statements of Cash Flows..............................31

           Notes to Consolidated Financial Statements.........................32

           Independent Certified Public Accountants' Report on Schedule II....51

           Schedule II - Valuation and Qualifying Accounts and Reserves.......52

Item 9.    Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure.......................................53

PART III

Item 10.   Directors and Executive Officers...................................53

Item 11.   Executive Compensation.............................................53

Item 12.   Security Ownership of Certain Beneficial Owners and Management.....53

Item 13.   Certain Relationships and Related Transactions.....................53

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....53


                                     Page i

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     We specialize in the distribution of a full range of trim items to manufacturers of fashion apparel, licensed consumer products, specialty retailers and mass merchandisers. We act as a full service outsourced trim management department for manufacturers of fashion apparel such as Tarrant Apparel Group and Azteca Production International. We also serve as a specified supplier of trim items to specific brands, brand licensees and retailers, including Abercrombie & Fitch, A/X Armani Exchange, Express, The Limited, Lerner and Swank, among others. In addition, we distribute zippers under our TALON brand name to apparel brands and manufacturers such as VF Corporation, Savane International and Tropical Sportswear, among others.

     We were incorporated in Delaware in September 1997. We were formed to serve as the parent holding company of Tag-It, Inc., a California corporation, Tag-It Printing & Packaging Ltd., which changed its name in 1999 to Tag-It Pacific (HK) LTD, a BVI corporation, Tagit de Mexico, S.A. de C.V., A.G.S. Stationery, Inc., a California corporation, and Pacific Trim & Belt, Inc., a California corporation. All of these companies were consolidated under a parent limited liability company in October 1997. These companies became our wholly owned subsidiaries immediately prior to the effective date of our initial public offering in January 1998. In January 2000, we formed Tag-It Pacific Limited, a Hong Kong corporation, and in April 2000, we also formed Talon International, Inc., a Delaware corporation. Both companies are wholly owned subsidiaries of Tag-It Pacific, Inc.

BUSINESS STRATEGY

     We have positioned ourselves as a fully integrated single-source supplier of a full range of trim items for manufacturers of fashion apparel. Our business focuses on servicing all of the trim requirements of our customers at the manufacturing and retail brand level of the fashion apparel industry. Trim items include thread, zippers, labels, buttons, rivets, printed marketing material, polybags, packing cartons, and hangers. Trim items comprise a relatively small part of the cost of most apparel products but comprise the vast majority of components necessary to fabricate a typical apparel product. We offer customers what we call our MANAGED TRIM SOLUTION, which is an Internet-based supply-chain management system covering the complete management of development, ordering, production, inventory management and just-in-time distribution of their trim and packaging requirements. Traditionally, manufacturers of apparel products have been required to operate their own apparel trim departments, requiring the manufacturer to maintain a significant amount of infrastructure to coordinate the buying of trim products from a large number of vendors. By acting as a single source provider of a full range of trim items, we allow manufacturers using our MANAGED TRIM SOLUTION to eliminate the added infrastructure, trim inventory positions, overhead costs and inefficiencies created by in-house trim departments that deal with a large number of vendors for the procurement of trim items. We also seek to leverage our position as a single source supplier of trim items as well as our extensive expertise in the field of trim distribution and procurement to more efficiently manage the trim assembly process resulting in faster delivery times and fewer production delays for our manufacturing customers. Our MANAGED TRIM SOLUTION also helps to eliminate a manufacturer's need to maintain a trim purchasing and logistics department.

     In December 2001, we purchased the TALON trademark and trade names. Previously, we were the exclusive distributor of TALON brand zippers. TALON is a 100-year-old brand, which is well known for quality and product innovation. TALON was the original pioneer of the formed wire metal zipper for the jeans industry and is a specified zipper brand for manufacturers in the sportswear and outerwear markets. The TALON acquisition is an important step in our strategy to offer a complete high quality trim package to apparel manufacturers. Our transition from a distributor to an owner of the TALON brand name better positions us to revitalize the TALON brand name and capture increased market share in the industry. As the owner of the TALON brand name we will be able to more effectively respond to customer needs and better maintain the quality and value of the Talon products. We intend to make a significant investment in the TALON brand in order to re-build it to a position of prominence in the apparel market place. We have introduced a completely revised high quality line of zippers, broadened distribution to Asia and Mexico, negotiated with new distributors and initiated a new sales and marketing effort for this brand. TALON will be promoted both within our trim packages, as well as a stand-alone product line.

     We also serve as a specified supplier for a variety of major retail brand and private label oriented companies. A specified supplier is a suppler that has been approved for quality and service by a major retail brand or private label company. Contractors manufacturing for the major retail brand or private label company must purchase their trim requirements from a supplier that has been specified. We seek to expand our services as a vendor of select lines of trim items for such customers to being a preferred or single source provider of all of such brand customer's authorized trim requirements. Our ability to offer brand name and private label oriented customers a full range of trim products is attractive because it enables our customers to address their quality and supply needs for all of their trim requirements from a single source, avoiding the time and expense necessary to monitor quality and supply from multiple vendors and manufacturer sources. Becoming a specified supplier to brand customers gives us an opportunity to become the preferred or sole vendor of trim items for all manufacturers of apparel under that brand name.

     We have assembled a team of sales representatives, program managers, creative design personnel and global production and distribution coordinators at our facilities located in the United States and Mexico, Hong Kong, Central America and the Caribbean. We plan to continue to expand operations in Mexico, Central America and the Caribbean to take advantage of the large apparel manufacturing markets in these regions. We believe our marketing strategy and international distribution operations will enable us to take advantage of and address the increasingly complicated requirements of the large and expanding demand for complete trim packages.

     A significant portion of a typical trim package is comprised of zippers and thread. In order to secure a stable high-quality source of supply for thread products, we entered into a supply and co-marketing agreement with Coats America, an affiliate of Coats, plc, which is a leading thread company in the apparel industry, in September of 2001. The supply and co-marketing agreement was accompanied by an equity investment by Coats North America Consolidated, Inc., also an affiliate of Coats, plc, in the amount of $3 million. Pursuant to the supply and co-marketing agreement, we have agreed to exclusively promote Coats brand thread in our trim packages. In addition, Coats America will introduce us and our services to selected Coats America customers worldwide. Coats plc operates in more than 65 countries and is the largest manufacturer of industrial thread and textile-related craft products in the world.

PRODUCTS

     COMPLETE TRIM PACKAGES: We market and supply our customers with complete trim packages on a per-garment basis which we assemble on behalf of our customers and include all items of trim that a customer will need in the manufacture of a particular item of apparel. Our complete trim packages include a variety of trim items including thread, zippers, labels, buttons, rivets, polybags, packing cartons and hangers. We also provide in our complete trim packages printed marketing materials including hang tags, bar-coded hang tags, pocket flashers, waistband tickets and size stickers that are attached to products to identify and promote the products, permit automated data collection, provide brand identification and communicate consumer information such as a product's retail price, size, fabric content and care instructions.

     We consider a high level of customer service essential to our success. We combine our high level of customer service with our MANAGED TRIM SOLUTION to offer our customers a complete trim service product. We believe this full-service product gives us a competitive edge over companies that only offer selected trim components because our MANAGED TRIM SOLUTION saves our customers time and employee work hours in ordering and managing trim orders from several different suppliers. Our MANAGED TRIM SOLUTION is a business-to-business e-commerce system that allows us to provide our customers with a customized, comprehensive system for the management of various aspects of their trim programs. Our MANAGED TRIM SOLUTION is an

Internet-based supply-chain management system which provides customers with assistance in their ordering, production, inventory management and just-in-time distribution of their trim and packaging requirements. We are continuing to enhance and upgrade our MANAGED TRIM SOLUTION software.

     SEPARATE TRIM COMPONENTS: Separate from our marketing of complete trim packages, we also provide individual items of trim to certain of our customers who only need to source a portion of their trim requirements from us. Further, for selected customers, we also produce customized woven, leather, synthetic, embroidered and novelty labels and tapes, which can be printed on or woven into a wide range of fabrics and other materials using various types of high-speed equipment. As an additional service, we lease to our customers the machinery used to attach the buttons, rivets and snaps we distribute.

     TALON BRAND ZIPPERS. We offer a full line of metal and synthetic zippers bearing the TALON brand name. TALON zippers are used primarily by manufacturers in the apparel industry and are distributed through our distribution facilities in Miami, El Paso, Tlaxcala, Mexico and Hong Kong. In addition, we are negotiating with distributors that service local apparel manufacturing regions in the United States and overseas. We offer manufacturers advanced equipment for efficiently handling and applying TALON zippers into garments. The branded apparel zipper market is dominated by one company; YKK (R). We are positioning TALON to be a viable alternative to YKK (R), and to capture an increased market share position. We also plan to leverage the brand equity in the TALON name by branding other products in our line with the TALON name.

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

DESIGN AND DEVELOPMENT

     We estimate that we design approximately 20% of the products we sell. We have assembled an in-house creative team to produce products with innovative designs that we believe distinguish our products from those of our competitors. We support our skills and expertise in material procurement and product-manufacturing coordination with product designs intended to meet fashion demands, as well as functional and cost parameters. Many specialty design companies with which we compete have limited sourcing or manufacturing experience. These companies create designs that often cannot be implemented due to difficulties in the manufacturing process, the expenses of required materials, or a lack of functionality in the resulting product. We attempt to design products to function within the limitations imposed by the applicable manufacturing framework. Using our manufacturing and sourcing experience, we attempt to minimize the time-consuming delays that often arise in coordinating the efforts of independent design houses and manufacturing facilities. By supporting our material procurement and product manufacturing services with design services, we believe that we reduce development and production costs and deliver products to our customers sooner than many of our competitors. Our development costs are low, most of which are borne by our customers.

CUSTOMERS

     We have more than 700 customers. Our customers include well-known apparel manufacturers, such as Abercrombie & Fitch, A\X Armani Exchange, The Limited Group, Tarrant Apparel Group, Azteca Production International, Swank, which is a licensee of Yves Saint Laurent, Kenneth Cole, Geoffrey Beene and Pierre Cardin, VF Corporation, Savane International and Tropical Sportswear, among others. Our customers also include contractors for specialty retailers such as Miller's Outpost and mass merchant retailers such as Wal-Mart.

     Commencing in December 1998, we began to provide trim products to Tarrant Apparel Group for its operations in Tlaxcala, Mexico. We opened a warehouse, distribution and partial assembly facility in Tlaxcala, Mexico to service Tarrant Apparel Group and the increasing number of other garment and apparel manufacturers operating in the region. The Chief Executive Officer and President of Tarrant Apparel Group are significant stockholders of Tag-It Pacific, Inc. Tarrant Apparel Group accounted for approximately 42% of our net sales for the year ended December 31, 2001.

     On December 22, 2000, we entered into an exclusive supply agreement with Azteca Production International, Inc., AZT International SA D RL and Commerce Investment Group, LLC. Pursuant to this supply agreement we will provide all trim-related products for certain programs manufactured by Azteca Production International. The agreement provides for a minimum aggregate total of $10 million in annual purchases by Azteca Production International and its affiliates during each year of the three-year term of the agreement, if and to the extent, we are able to provide trim products on a basis that is competitive in terms of price and quality. The first contract year used to compute the minimum sales requirement is for a period of eighteen months. Azteca Production International has been a significant customer of ours for many years. This agreement is structured in a manner that is well suited to allow us to utilize our MANAGED TRIM SOLUTION system to supply Azteca Production International with its future trim program requirements. We have expanded our facilities in Tlaxcala, Mexico, to service Azteca Production International's trim requirements.

SALES AND MARKETING

     We sell our principal products through our own sales force based in Los Angeles, New York City, Miami, various other cities in the United States and in Mexico. We also employ customer service representatives who are assigned to key customers and provide in-house customer service support. Our senior executives have developed relationships with our major customers at senior levels. These executives actively participate in marketing and sales functions and the development of our overall marketing and sales strategies. When we become the outsourcing vendor for a customer's packaging or trim requirements, we position ourselves as if we are an in-house department of the customer's trim procurement operation.

     A significant portion of our sales is to customers based in the United States. For the year ended December 31, 2001, sales to United States based customers for shipments to production facilities in Mexico and Asia accounted for 62.2% and 4.6%, of our revenues, respectively. We also market our products to customers in Mexico, Asia, the Caribbean basin and Central America.

SOURCING AND ASSEMBLY

     We have developed expertise in identifying the best materials, prices and vendors for particular products and raw materials. This expertise enables us to produce a broad range of packaging and trim products at various price points. The majority of products that we procure and distribute are purchased on a finished good basis. Raw materials used in the assembly of our trim kits are available from numerous sources and are in adequate supply. We purchase products from several qualified material suppliers, including Coats North America which accounted for 57.6% of our purchases in 2001.

     We are able to create most product artwork and any necessary films, dies and molds used to design and manufacture our products. All bar-coded printing, assembly and finishing of high quality paper boxes and custom shopping bags are performed internally by us. We also assemble multi-part jean buttons. All other products that we design and sell are produced by third party vendors. We are confident in our ability to secure high quality alternative manufacturing sources. We intend to continue to outsource production to qualified vendors, particularly with respect to manufacturing activities that require substantial investment in capital equipment.

     Through our Hong Kong facility, we produce and distribute bar-coded hang tags, distribute apparel packaging and coordinate the manufacture and distribution of the full range of our products. Our Hong Kong facility supplies several significant packaging programs, services customers located in Asia and the Pacific Rim and sources products for our Los Angeles, Miami and Mexico based operations. Through our assembly and finishing facility in Tijuana, Mexico, we complete the assembly and finishing of our packaging products and distribute products to United States and Mexico-based manufacturers.

     Our Florida facility, which opened in January 2001, distributes zipper and trim-related products to the East Coast of the United States, the Caribbean Basin, Mexico and Central America.

INTELLECTUAL PROPERTY RIGHTS AND LICENSES

     We have trademarks as well as copyrights, software copyrights and trade names for which we rely on common law protection, including the TALON trademark. Several of our other trademarks are the subject of applications for federal trademark protection through registration with the United States Patent and Trademark Office, including "Tag-It" and "Managed Trim Solution".

COMPETITION

     We compete in highly competitive and fragmented industries that include numerous local and regional companies that provide some or all of the products we offer. We also compete with United States and international design companies, distributors and manufacturers of tags, trim, packaging products and zippers. Some of our competitors, including Paxar Corporation, YKK (R), Universal Button, Inc., Avery Denison Corporation and Scovill Fasteners, Inc. have greater name recognition, longer operating histories and, in many cases, substantially greater financial and other resources.

     Because of our integrated material procurement and assembly capabilities and our full service MANAGED TRIM SOLUTION, we believe that we are able to effectively compete for our customers' business, particularly where our customers require coordination of separately sourced production functions. We believe that to successfully compete in our industry we must offer superior product pricing, quality, customer service, design capabilities, delivery lead times and complete supply-chain management. We also believe the TALON brand name will allow us to gain market share in the zipper industry.

EMPLOYEES

     As of December 31, 2001, we had approximately 370 full-time employees, with approximately 54 employees in Los Angeles, 14 employees in Miami, 3 employees in New York, 11 employees in various other cities, 15 employees in Hong Kong, 189 employees in Tijuana, Mexico and 84 employees in Tlaxcala, Mexico. Our remaining Tijuana, Mexico, facility was closed in the first quarter of 2002. Our labor forces in the United States and Hong Kong are non-union. The employees at our Mexico facilities are represented by two collective bargaining units, the Sindicato "Mexico Moderno" De Trabajadores De La Baja California, C.R.O.M., and Sindicato de Trabajadores y Empleados en General de la Confeccion de Ropa, Fabricacion, Venta y Distribucion, Maquilas, Conexos y Similares del Estado de Pueblo. In addition to our salaried and hourly workforce, we employ additional workers at our Mexico facilities on a temporary basis when necessary to meet production and assembly requirements. Our temporary work force ranges from zero to approximately 60 workers at any one time throughout the year. We believe that we have satisfactory employee and labor relations.

ITEM 2. DESCRIPTION OF PROPERTY

     Our headquarters is located in Woodland Hills, California, where we lease approximately 8,800 square feet of administrative and product development space. In addition to our Woodland Hills facility, we lease 2,600 square feet of office space in New York, 2,500 square feet of warehouse space in Gardena, California, 21,500 square feet of office and warehouse space in Miami, Florida, 17,000 square feet of warehouse space in Dallas, North Carolina, 1,950 square feet of warehouse space in El Paso, Texas, 5,900 square feet of office and warehouse space in Kwun Tong, Hong Kong, 55,000 square feet of production and warehouse facilities in Tijuana, Mexico, and 22,000 square feet of warehouse, distribution and administration space in Tlaxcala, Mexico.

ITEM 3. LEGAL PROCEEDINGS

     We currently have pending a number of claims, suits and complaints that arise in the ordinary course of our business. We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or, after taking into account the insurance in place, would not have a material effect on our consolidated financial condition if adversely determined against us.

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

                                                       HIGH            LOW
                                                      -------        --------
         YEAR ENDED DECEMBER 31, 2000
              First Quarter........................   $  6.25        $   4.63
              Second Quarter.......................      5.12            4.25
              Third Quarter........................      4.67            3.75
              Fourth Quarter.......................      4.50            3.34

         YEAR ENDED DECEMBER 31, 2001
              First Quarter........................   $  4.25        $   3.69
              Second Quarter.......................      4.05            3.25
              Third Quarter........................      4.05            3.60
              Fourth Quarter.......................      3.99            3.60

     On March 27, 2001, the closing sales price of our Common Stock as reported on the American Stock Exchange was $3.84 per share. As of March 27, 2001, there were 36 record holders of our Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

     On September 10, 2001, we issued an aggregate of 35,000 warrants to purchase our common stock to various private parties in exchange for services provided on our behalf. The options were issued at or slightly above the market value of our common stock on the date of grant, vest immediately and have a term of four years.

     On December 21, 2001, we issued 500,000 shares of our common stock pursuant to an asset purchase agreement, which we entered into with Talon, Inc. and Grupo Industrial Cierres Ideal, S.A. de C.V.

     In a series of sales on December 28, 2001, January 7, 2002 and January 8, 2002, we entered into stock and warrant purchase agreements with three private investors, including Mark Dyne, the chairman of our board of directors. Pursuant to the stock and warrant purchase agreements, we issued an aggregate of 516,665 shares of common stock at a price per share of $3.00 for aggregate proceeds of $1.5 million. The stock and warrant purchase agreements also include a commitment by one of the two non-related investors to purchase an additional 400,000 shares of common stock at a price per share of $3.00 at a second closing (subject of certain conditions) on or prior to October 1, 2002 for additional proceeds of $1,200,000. Pursuant to the stock and warrant purchase agreements, 258,332 warrants to purchase common stock were issued. The warrants are exercisable immediately after closing, one half of the warrants at 110% and the second half at an exercise price of 120% of the market value of our common stock on the date of closing. The exercise price for the warrants shall be adjusted upward by 25% of the amount, if any, that the market price of our common stock on the exercise date exceeds the initial exercise price (as adjusted) up to a maximum exercise price of $5.25. The warrants have a term of four years. The shares contain restrictions related to the sale or transfer of the shares, registration and voting rights. In March 2002, one of the non-related investors purchased 100,000 shares of common stock at a price per share of $3.00 pursuant to the second closing provisions of the stock and warrant purchase agreement for total proceeds of $300,000. The remaining commitment under the stock and warrant purchase agreement is for an additional 300,000 shares with aggregate proceeds of $900,000. Pursuant to the second closing provisions of the stock and warrant purchase agreement, 50,000 warrants were issued to the investor.

DIVIDENDS

     We have never paid dividends on our Common Stock. We intend to retain any future earnings for use in our business. We are restricted from making cash dividend payments on our common stock under our senior credit facility with UPS Capital Global Trade Finance Corporation.

ITEM 6. SELECTED FINANCIAL DATA.

                                                               Fiscal Year Ended December 31,
                                                      -------------------------------------------------
                                                         (IN THOUSANDS EXCEPT PER SHARE INFORMATION)
                                                       1998 (1)        1999          2000       2001(2)
                                                      ----------    ----------    ----------  ----------
OPERATIONS:
Total revenue                                         $ 18,808       $ 32,385      $ 49,362    $ 43,568

Income (loss) from operations                         $    824       $  2,406      $  2,547    $   (253)

Net income (loss)                                     $    527       $  1,731      $  1,539    $ (1,226)

Net income (loss) per share - basic                   $   0.12       $   0.26      $   0.23    $  (0.16)

Net income (loss) per share - diluted                 $   0.11       $   0.23      $   0.21    $  (0.16)

Weighted average shares outstanding - basic              4,419          6,734         6,838       8,017

Weighted average shares outstanding - diluted            4,960          7,399         7,283       8,017

FINANCIAL POSITION (AT PERIOD END):

Cash, cash equivalents and short-term investments     $  2,065       $    101      $    128    $     47

Total assets                                          $ 14,643       $ 19,855      $ 39,099    $ 40,794

Capital lease obligations and notes payable           $    508       $  1,031      $  3,873    $  6,024

Convertible redeemable preferred stock                $      -       $      -      $      -    $  2,895

Stockholders' equity                                  $  7,090       $  8,861      $ 14,791    $ 15,428

Total liabilities and stockholders equity             $ 14,643       $ 19,855      $ 39,099    $ 40,794

PER SHARE DATA (AT END OF PERIOD):

Net book value per common share                       $   1.05       $   1.31      $   1.88    $   1.76

Common shares outstanding                                6,727          6,778         7,863       8,770

(1)  We completed our initial public offering in January of 1998.

(2) We incurred restructuring charges of $1,561,623 during the year ended December 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read together with the Consolidated Financial Statements of Tag-It Pacific, Inc. and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-K.

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tag-It Pacific, Inc. for the fiscal years ended December 31, 2001, 2000 and 1999. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventory and our allowance for uncollectable accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

          o Inventory is evaluated on a continual basis and reserve adjustments are made based on management's estimate of future sales value, if any, of specific inventory items. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.

          o Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectable accounts based on management's estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

OVERVIEW

     We specialize in the distribution of trim items to manufacturers of fashion apparel, licensed consumer products, specialty retailers and mass merchandisers. We act as a full service outsourced trim management department for manufacturers of fashion apparel such as Tarrant Apparel Group and Azteca Production International. We also serve as a supplier of trim items to specific brands, brand licensees and retailers, including Abercrombie & Fitch, A/X Armani Exchange, Express, The Limited, Lerner and Swank, among others. In addition, we distribute zippers under our TALON brand name to apparel brands and manufacturers such as VF Corporation, Savane International and Tropical Sportswear, among others.

     We have positioned ourselves as a fully integrated single-source supplier of a full range of trim items for manufacturers of fashion apparel. Our business focuses on servicing all of the trim requirements of our customers at the manufacturing and retail brand level of the fashion apparel industry. Trim items include thread, zippers, labels, buttons, rivets, printed marketing material, polybags, packing cartons, and hangers. Trim items comprise a relatively small part of the cost of most apparel products but comprise the vast majority of components necessary to fabricate a typical apparel product. We offer customers what we call our MANAGED TRIM SOLUTION, which is an Internet-based supply-chain management system covering the complete management of development, ordering, production, inventory management and just-in-time distribution of their trim and packaging requirements. Traditionally, manufacturers of apparel products have been required to operate their own apparel trim departments, requiring the manufacturer to maintain a significant amount of infrastructure to coordinate the buying of trim products from a large number of vendors. By acting as a single source provider of a full range of trim items, we allow manufacturers using our MANAGED TRIM SOLUTION to eliminate the added infrastructure, trim inventory positions, overhead costs and inefficiencies created by in-house trim departments that deal with a large number of vendors for the procurement of trim items. We also seek to leverage our position as a single source supplier of trim items as well as our extensive expertise in the field of trim distribution and procurement to more efficiently manage the trim assembly process resulting in faster delivery times and fewer production delays for our manufacturing customers. Our MANAGED TRIM SOLUTION also helps to eliminate a manufacturer's need to maintain a trim purchasing and logistics department.

     We also serve as specified supplier for a variety of major retail brand and private label oriented companies. We seek to expand our services as a vendor of select lines of trim items for such customers to being a preferred or single source provider of all of such brand customer's authorized trim requirements. Our ability to offer brand name and private label oriented customers a full range of trim products is attractive because it enables our customers to address their quality and supply needs for all of their trim requirements from a single source, avoiding the time and expense necessary to monitor quality and supply from multiple vendors and manufacturer sources. In addition, by becoming a specified supplier to brand customers, we have an opportunity to become the preferred or sole vendor of trim items for all manufacturers of apparel under that brand name.

     On December 21, 2001, we entered into an asset purchase agreement with Talon, Inc. and Grupo Industrial Cierres Ideal, S.A. de C.V. whereby we purchased certain TALON zipper assets, including the TALON(R) zipper brand name, trademarks, patents, technical field equipment and inventory. Since July 2000, we have been the exclusive distributor of TALON brand zippers. TALON is an American brand with significant name recognition and brand equity. TALON was the original pioneer of the formed wire metal zipper for the jeans industry and is a specified zipper brand for manufacturers in the sportswear and outerwear markets. The TALON acquisition is an important step in our strategy to offer a complete high quality trim package to apparel manufacturers. Our transition from a distributor to an owner of the TALON brand name better positions us to revitalize the TALON brand name and capture increased market share in the industry. As the owner of the TALON brand name, we will be able to more effectively respond to customer needs and better maintain the quality and value of the TALON products.

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

     Pursuant to the terms of the preferred stock purchase agreement, we received a cash investment of $3 million from Coats North America Consolidated in exchange for 759,494 shares of series C convertible redeemable preferred stock. London-based Coats, plc is the world's largest manufacturer of industrial thread and textile-related craft products. Coats has operations in 65 countries and has a North American presence in the U.S., Canada, Mexico, Central America and the Caribbean.

     On January 2, 2001, we purchased assets including customer lists of a Florida-based distributor of trim products in the apparel industry. As an element in our strategy to expand in the Caribbean basin and Central America, we are developing our customer base in this region, including converting selected customers to complete trim packages via our MANAGED TRIM SOLUTION program.

     We have entered into an exclusive supply agreement with Azteca Production International, Inc., AZT International SA D RL and Commerce Investment Group, LLC. Pursuant to this supply agreement, we provide all trim-related products for certain programs manufactured by Azteca Production International. The agreement provides for a minimum aggregate total of $10 million in annual purchases by Azteca Production International and its affiliates during each year of the three-year term of the agreement, if and to the extent, we are able to provide trim products on a basis that is competitive in terms of price and quality. The first contract year used to compute the minimum sales requirement is for a period of eighteen months. Azteca Production International has been a significant customer of ours for many years. This agreement is structured in a manner that has allowed us to utilize our MANAGED TRIM SOLUTION system to supply Azteca Production International with all of its trim program requirements. We expanded our facilities in Tlaxcala, Mexico, to service Azteca Production International's trim requirements.

     We also have an exclusive supply agreement with Tarrant Apparel Group and have been supplying Tarrant Apparel Group with all of its trim requirements under our MANAGED TRIM SOLUTION system since 1998.

     Sales under our exclusive supply agreements with Azteca Production International and Tarrant Apparel Group amounted to approximately 63% of our total sales for the year ended December 2001. We will continue to rely on these two customers for a significant amount of our sales for the year ended December 2002. Our results of operations will depend to a significant extent upon the commercial success of Azteca Production International and Tarrant Apparel Group. If Azteca Production International and Tarrant Apparel Group fail to purchase our trim products at anticipated levels, or our relationship with Azteca Production International or Tarrant Apparel Group terminates, it may have an adverse affect on our results of operations.

     The following table sets forth for the periods indicated selected statements of operations data shown as a percentage of net sales.

                                                                  YEAR ENDED
                                                                  DECEMBER 31,
                                                      ---------------------------------
                                                       2001        2000         1999
                                                      --------    --------     -------
Net sales.........................................      100.0 %     100.0 %     100.0 %
Cost of goods sold................................       72.7        72.6        67.3
                                                      --------    --------     -------
Gross profit......................................       27.3        27.4        32.7
Selling expenses..................................        3.8         4.2         5.0
General and administrative expenses...............       20.5        18.0        20.2
Restructuring charges.............................        3.6           -           -
                                                      --------    --------     -------
Operating (loss) income...........................      (0.6) %       5.2 %       7.5 %
                                                      ========    ========     =======

RESTRUCTURING PLAN

     During the first quarter of 2001, we implemented a plan to restructure certain of our business operations. In accordance with the restructuring plan, we closed our Tijuana, Mexico, facilities and relocated our TALON brand operations to Miami, Florida. In addition, we incurred costs related to the reduction of our Hong Kong operations, the relocation of our corporate headquarters from Los Angeles, California, to Woodland Hills, California, and the downsizing of our corporate operations by eliminating certain corporate expenses related to sales and marketing, customer service and general and administrative expenses. Total restructuring charges amounted to $1,561,623 and were charged to operations primarily in the first quarter of 2001. We believe these restructuring measures will significantly reduce our overhead, sales and marketing and general and administrative expenses in the future.

RESULTS OF OPERATIONS

     Net sales decreased approximately $5,800,000 (or 11.7%) to $43,600,000 for the year ended December 31, 2001 from $49,400,000 for the year ended December 31, 2000. The decrease in net sales was primarily a result of a reduction of sales from our Hong Kong operations. Our restructuring plan implemented in the first quarter of 2001, included the reduction of our sales force and operations in our Hong Kong facility in order to increase profitability and also included the reduction of the number of small dollar volume customers with lower gross margins. The decrease in net sales was also due to a decrease in zipper sales under our exclusive license and distribution agreement of TALON products, which began in July 2000. Our exclusive vendor of TALON products discontinued manufacturing these products in December 2000. We have successfully negotiated with alternative vendors for TALON products and do not anticipate any further reductions of TALON sales from present levels. The decrease in net sales for the year was partially offset by an increase in sales as a result of our January 2001 acquisition of a Florida-based distributor of trim products in the apparel industry. The overall decrease in sales compared to the prior year is due to a general slow down of the economy and consumer spending and a further slow down as a result of the terrorist attacks on September 11, 2001. Management estimates, based on current customer orders, that there will be a rebound in our net sales through fiscal 2002 and we estimate that we will exceed 2001 sales levels.

     Net sales increased approximately $17,000,000 (or 52.5%) to $49,400,000 for the year ended December 31, 2000 from $32,400,000 for the year ended December 31, 1999. The increase in net sales was the result of an increase in trim-related sales under our exclusive license and distribution agreement of TALON products, which began in July 2000, as well as an increase in trim-related sales from our Tlaxcala, Mexico operations to our largest customer, Tarrant Apparel Group.

     Gross profit decreased approximately $1,600,000 (or 11.9%) to $11,900,000 for the year ended December 31, 2001 from $13,500,000 for the year ended December 31, 2000. Gross margin as a percentage of net sales decreased to approximately 27.3% for the year ended December 31, 2001 as compared to 27.4% for the year ended December 31, 2000. The decrease in gross profit as a percentage of net sales for the year ended December 31, 2001 was primarily due to an increase in the proportion of sales of trim products with lower gross margins that were included within the complete trim package we offered to our customers through our MANAGED TRIM SOLUTION. The decrease in gross margin for the year ended December 31, 2001 was offset by a decrease in manufacturing and facility costs which was a direct result of the implementation of our restructuring plan in the first quarter of 2001. The decrease in gross profit as a percentage of net sales for the year ended December 31, 2001 was also offset by an increase in gross profit due to a decrease in net sales of TALON products during the year. Talon products have a lower gross margin than the overall margin for products included within the complete trim packages we offer to our customers through our MANAGED TRIM SOLUTION.

     Gross profit increased approximately $2,900,000 to $13,500,000 (or 27.4%) for the year ended December 31, 2000 from $10,600,000 for the year ended December 31, 1999. Gross margin as a percentage of net sales decreased to approximately 27.4% for the year ended December 31, 2000 as compared to 32.7% for the year ended December 31, 1999. The reduction for the year ended December 31, 2000 was primarily due to an increase in the proportion of sales of trim products with lower gross margins that were included within the complete trim package we offered to our customers through our MANAGED TRIM SOLUTION, which accounted for in excess of 75% of net sales for the year ended December 31, 2000, compared to 50% of net sales in the year ended December 31, 1999. In addition, sales of TALON products, with lower gross margins, accounted for a significant percentage of net sales for the year ended December 31, 2000.

     Selling expense decreased approximately $500,000 (or 23.8%) to $1,600,000 for the year ended December 31, 2001 from $2,100,000 for the year ended December 31, 2000. As a percentage of net sales, these expenses decreased to 3.8% for the year ended December 31, 2001 compared to 4.2% for the year ended December 31, 2000. This decrease was due to a reduction of our sales force which was part of our restructuring plan that was implemented in the first quarter of 2001.

     Selling expense increased approximately $500,000 to $2,100,000 (or 31.3%) for the year ended December 31, 2000 from $1,600,000 for the year ended December 31, 1999. As a percentage of net sales, these expenses decreased to 4.2% for the year ended December 31, 2000 compared to 5.0% for the year ended December 31, 1999. This decrease was primarily due to a reduction of selling expenses associated with the increased sales volume under MANAGED TRIM SOLUTION, offset by a slight increase in non-recurring selling expenses due to the introduction of the TALON product line.

     General and administrative expenses increased approximately $50,000 (or 0.6%) to $8,940,000 for the year ended December 31, 2001 from $8,890,000 for the year ended December 31, 2000. The increase in these expenses was due to additional staffing and other expenses related to our new Florida operation, offset by the reduction of general and administrative expenses in accordance with the implementation of our first quarter 2001 restructuring plan. As a percentage of net sales, these expenses increased to 20.5% for the year ended December 31, 2001 compared to 18.0% for the year ended December 31, 2000, as the rate of increase in net sales did not exceed that of general and administrative expenses.

     General and administrative expenses were $8,890,000 for the year ended December 31, 2000 and $6,550,000 for the year ended December 31, 1999. The increase of $2,340,000 (or 35.7%) in these expenses was due to additional staffing (including the addition of TALON customer service and marketing personnel) and other expenses related to our exclusive license and distribution agreement of TALON products and the expansion of operations at our Tlaxcala, Mexico, and Hong Kong facilities. As a percentage of net sales, these expenses decreased to 18.0% for the year ended December 31, 2000 compared to 20.2% for the year ended December 31, 1999, due to an increase in net sales that exceeded the rate of increase in general and administrative expenses.

     Interest expense increased approximately $644,000 (or 85.5%) to $1,397,000 for the year ended December 31, 2001 from $753,000 for the year ended December 31, 2000. Due to expanded operations, we increased our borrowing under our credit facility with Sanwa Bank, which contributed to the increased interest expense for the year ended December 31, 2001 as compared to the year ended December 31, 2000. On May 30, 2001, we replaced our credit facility with Sanwa Bank with a new facility with UPS Capital Global Trade Finance Corporation which provides for increased borrowing availability of up to $20,000,000 and a more favorable interest rate of prime plus 2%. We incurred financing charges of approximately $570,000, including legal, consulting and closing costs, in the first two quarters of 2001 related to our efforts to replace our existing Sanwa credit facility. On May 30, 2001, we began amortizing expenses and fees related to the replacement of our credit facility. As our borrowings under the new UPS Capital credit facility increase due to expanding operations, we anticipate that our interest expense will increase in future periods. This increase in interest expense will be offset by decreases in the prime rate from prior periods.

     Interest expense increased approximately $496,000 (or 193.0%) to $753,000 for the year ended December 31, 2000 from $257,000 for the year ended December 31, 1999. The proceeds of our January 1998 initial public offering and our October 1998 private stock sale to KG Investment, LLC allowed us to substantially reduce our use of factors during 1998 and 1999, which reduced our cost of funds and bank borrowings during 1999. Due to expanded operations, we had to increase our borrowing under our credit facility with Sanwa Bank, which contributed to the increased interest expense for the year ended December 31, 2000.

     The benefit for income taxes amounted to approximately $423,000 for the year ended December 31, 2001 as compared to a provision for income taxes of $255,000 for the year ended December 31, 2000. Income taxes decreased for the year ended December 31, 2001 primarily due to the decreased taxable income as a result of the net loss incurred for the year ended December 31, 2001. We were able to utilize net operating loss carry forwards from our subsidiary, AGS Stationery, Inc. of approximately $430,000 to offset taxable income during 2000.

     The provision for income taxes decreased approximately $163,000 to $255,000 for the year ended December 31, 2000 as compared to $418,000 for the year ended December 31, 1999. Income taxes decreased for the year ended December 31, 2000 primarily due to decreased taxable income. We were able to utilize net operating loss carry forwards from our subsidiary, AGS Stationery, Inc. of approximately $430,000 to offset taxable income during 2000 and 1999.

     Net loss was $1,226,000 for the year ended December 31, 2001 as compared to net income of $1,539,000 for the year ended December 31, 2000, due primarily to the restructuring charges incurred during the year of $1.6 million and the reduction of sales from the prior year of $5.8 million, as discussed above.

     Net income was $1,539,000 for the year ended December 31, 2000 as compared to net income of $1,731,000 for the year ended December 31, 1999, due primarily to a decrease in gross margin and increased operating and interest expenses, offset by an increase in net sales.

LIQUIDITY AND CAPITAL RESOURCES AND RELATED PARTY TRANSACTIONS

     Cash and cash equivalents decreased to $47,000 at December 31, 2001 from $128,000 at December 31, 2000. The decrease resulted from $2,051,000 and $717,000 of cash used by operating and investing activities, offset by $2,687,000 of cash provided by financing activities.

     Net cash used in operating activities was approximately $2,051,000 and $3,631,000 for the years ended December 31, 2001 and 2000, respectively. The decrease in cash used in operations for the year ended December 31, 2001 resulted primarily from increases in inventories and net losses, which was offset by decreases in accounts receivable. Cash used in operations for the year ended December 31, 2000 resulted primarily from increased accounts receivables and inventories, offset by increased accounts payable from accrued expenses.

     Net cash used in operating activities was approximately $3,631,000 and $3,877,000 for the years ended December 31, 2000 and 1999, respectively. The decrease in cash used in operations for the year ended December 31, 2000 resulted primarily from increases in accounts receivable and inventories, which was offset by increases in accounts payable and accrued expenses. Cash used in operations for the year ended December 31, 1999 resulted primarily from increases in accounts receivable and inventories, offset by decreased accounts payable from related parties.

     Net cash used in investing activities was $717,000 and $2,060,000 for the years ended December 31, 2001 and 2000, respectively. Net cash used in investing activities for the years ended December 31, 2001 and 2000 consisted primarily of capital expenditures for computer equipment and upgrades.

     Net cash used in investing activities was $2,060,000 and $1,545,000 for the years ended December 31, 2000 and 1999, respectively. Net cash used in investing activities for the years ended December 31, 2000 and 1999 consisted primarily of capital expenditures for computer equipment upgrades and the procurement of production equipment.

     Net cash provided by financing activities was approximately $2,687,000 and $5,719,000 for the years ended December 31, 2001 and 2000, respectively. Net cash provided by financing activities for the year ended December 31, 2001 primarily reflects funds raised from preferred and common stock issuances, offset by the repayment of borrowings under our credit facility and the repayment of capital leases. Net cash provided by financing activities for the year ended December 31, 2000 primarily reflects increased borrowings under our credit facility and borrowings from related parties.

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

     On May 30, 2001, we replaced our Sanwa Bank credit facility with a new facility with UPS Capital Global Trade Finance Corporation which provides for increased borrowing availability of up to $20,000,000. The initial term of the agreement is three years and the facility is secured by substantially all of our assets. The interest rate of the credit facility is at the prime rate plus 2%. The credit facility requires the compliance with certain financial covenants including net worth, fixed charge ratio and capital expenditures. Availability under the UPS Capital credit facility is determined based on a defined formula related to eligible accounts receivable and inventory. Eligible accounts receivable are reduced if our accounts receivable customer balances are concentrated in excess of the percentages allowed under our agreement with UPS Capital. If our business becomes further dependant on one or a limited number of customers, increases in concentration levels of our receivables may limit the account receivables deemed eligible under our credit facility which could correspondingly reduce our availability under the UPS Capital credit facility. At December 31, 2001, outstanding borrowings under the UPS Capital credit facility amounted to $9,661,000. At December 31, 2000, outstanding borrowings under the Sanwa Bank facility amounted to $9,956,000. There were no open letters of credit at December 31, 2001 or 2000.

     We currently satisfy our working capital requirements primarily through cash flow generated from operations and borrowings under our credit facility with UPS Capital. Our maximum availability under the credit facility is $20 million. Our borrowing base availability, calculated based on a defined formula related to eligible accounts receivable and inventory, ranged from approximately $10,600,000 to $13,300,000 from May 30, 2001 to December 31, 2001. A reduction in eligible receivables and inventories would reduce our borrowing base availability below current levels which may not be adequate to satisfy our working capital requirements.

     Historically we have experienced seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers. During these quarters, borrowing availability under our credit facility may decrease as a result of any decreases in eligible accounts receivables generated from our sales. The decrease in borrowing availability under our credit facility may result in our inability to meet our working capital requirements during the first and fourth quarters of each year.

     The UPS Capital credit facility contains customary covenants restricting our activities as well as those of our subsidiaries, including limitations on certain transactions related to the disposition of assets; mergers; entering into operating leases or capital leases; entering into transactions involving subsidiaries and related parties outside of the ordinary course of business; incurring indebtedness or granting liens or negative pledges on our assets; making loans or other investments; paying dividends or repurchasing stock or other securities; guarantying third party obligations; repaying subordinated debt; and making changes in our corporate structure. The UPS credit facility further requires the compliance with certain financial covenants including net worth, fixed charge coverage ratio and capital expenditures. As of December 31, 2001, we were in compliance with these covenants.

     In a series of sales on December 28, 2001, January 7, 2002 and January 8, 2002, we entered into stock and warrant purchase agreements with three private investors, including Mark Dyne, the chairman of our board of directors. Pursuant to the stock and warrant purchase agreements, we issued an aggregate of 516,665 shares of common stock at a price per share of $3.00 for aggregate proceeds of $1,549,995. The stock and warrant purchase agreements also include a commitment by one of the two non-related investors to purchase an additional 400,000 shares of common stock at a price per share of $3.00 at a second closing (subject of certain conditions) on or prior to October 1, 2002 for additional proceeds of $1,200,000. In March 2002, one of the non-related investors purchased 100,000 shares of common stock at a price per share of $3.00 pursuant to the second closing provisions of the stock and warrant purchase agreement for total proceeds of $300,000. The remaining commitment under the stock and warrant purchase agreement is for an additional 300,000 shares with aggregate proceeds of $900,000. Pursuant to the second closing provisions of the stock and warrant purchase agreement, 50,000 warrants were issued to the investor.

     In accordance with the series C preferred stock purchase agreement entered into by us and Coats North America Consolidated, Inc. on September 20, 2001, we issued 759,494 shares of series C convertible redeemable preferred stock to Coats North America Consolidated, Inc. in exchange for an equity investment from Coats North America Consolidated of $3 million cash. The series C preferred shares are convertible at the option of the holder after one year at the rate of the closing price multiplied by 125% of the ten-day average closing price prior to closing. The series C preferred shares are redeemable at the option of the holder after four years. If the holders elect to redeem the series C preferred shares, we have the option to redeem for cash at the stated value of $3 million or in the form of the our common stock at 85% of the market price of our common stock on the date of redemption. If the market price of our common stock on the date of redemption is less than $2.75 per share, we must redeem for cash at the stated value of the series C preferred shares. We can elect to redeem the series C preferred shares at any time for cash at the stated value. The preferred stock purchase agreement provides for cumulative dividends at a rate of 6% of the stated value per annum, payable in cash or our common stock. Each holder of the series C preferred shares has the right to vote with our common stock based on the number of our common shares that the series C preferred shares could then be converted into on the record date. Total legal and other costs associated with this transaction of $105,000 were net against the $3 million proceeds received from Coats North America Consolidated.

     Pursuant to the terms of a factoring agreement for our Hong Kong subsidiary, Tag-It Pacific Limited, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 80% of eligible accounts receivable. Interest is charged at 1.5% over the Hong Kong Dollar prime rate (5.125% and 9.0% at December 31, 2001 and 2000). As of December 31, 2001, the amount factored without recourse was approximately $106,000 and the amount due from the factor and recorded as a current asset was approximately $106,000. If the factor determines, at its discretion, to advance against the receivable, the customer's payment obligation is recorded as our receivable and the advance from the factor is recorded as a current liability. There were no outstanding advances from the factor as of December 31, 2001 and 2000.

     As of December 31, 2001, we had outstanding related-party debt of approximately $850,000 at a weighted average interest rate of 10.5%, and additional non-related-party debt of $25,200 at an interest rate of 10%. The majority of related-party debt is due on demand, with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment. As of December 31, 2000, we had outstanding related-party debt, of approximately $883,000 and $2,600,000 at a weighted average interest rate of 10.5% and 10%, and additional non-related-party debt of $25,200 at an interest rate of 10%. The majority of related-party debt was due and payable on April 1, 2002, with the remainder due on the fifteenth day following the date of delivery of written demand for payment.

     Our receivables decreased from $12,500,000 at December 31, 2000 to $11,100,000 at December 31, 2001. This decrease was due primarily to decreased sales and decreased related-party trade receivables.

     In October 1998, we sold 2,390,000 shares of our common stock at a purchase price per share of $1.125 to KG Investment, LLC. We used the $2,688,750 raised in the private placement to fund a portion of our business growth plans and operations. KG Investment is owned by Gerard Guez and Todd Kay, executive officers and significant shareholders of Tarrant Apparel Group. Commencing in December 1998, we began to provide trim products to Tarrant Apparel Group for its operations in Mexico. In connection therewith, we purchased $2.25 million of Tarrant's existing inventory in December 1998 for resale to Tarrant. Total sales to Tarrant Apparel Group for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $18,438,000, $23,760,000 and $15,500,000. Pricing is consistent with competitive vendors and terms are net 60 days.

     On December 22, 2000, we entered into a supply agreement with Azteca Production International, Inc., AZT International SA D RL and Commerce Investment Group, LLC. The term of the supply agreement is three years, with automatic renewals of consecutive three-year terms, and provides for a minimum of $10 million in sales for each contract year beginning April 1, 2001. The first contract year used to compute the minimum sales requirement is for a period of eighteen months. In accordance with the agreement, we purchased existing inventory from Azteca Production International in exchange for 1,000,000 shares of our common stock. Commencing in December 2000, we began to provide trim products to Azteca Production International, Inc for its operations in Mexico. In connection therewith, we purchased Azteca Production International's existing trim inventory in December 2000 for resale to Azteca Production International. Total sales to Azteca Production International for the years ended December 31, 2001 and 2000 amounted to approximately $9,016,000 and $1,878,000. Pricing is consistent with competitive vendors and terms are net 60 days.

     We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and available financing will be sufficient to fund our minimum working capital and capital expenditure needs through fiscal 2002. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we will need to raise additional debt or equity financing in order to provide for our operations. We are continually evaluating various financing strategies to be used to expand our business and fund future growth or acquisitions. The extent of our future capital requirements will depend, however, on many factors, including our results of operations, future demand for our products, the size and timing of future acquisitions, our borrowing base availability limitations related to eligible accounts receivable and inventory and our expansion into foreign markets. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. If we are unable to secure additional financing, we may not be able to execute our plans for expansion, including expansion into foreign markets to promote our TALON brand tradename, and we may need to implement additional cost savings initiatives.

     Our need for additional long-term financing includes the integration and expansion of our operations to exploit our rights under our TALON trade name and the expansion of our operations in the Asian, Caribbean and Central America markets.

CONTRACTUAL OBLIGATIONS

     The following summarizes our contractual obligations at December 31, 2001 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                            Payments Due by Period
                                  -----------------------------------------------------------------------
                                                   Less than         1-3           4-5           After
   Contractual Obligations          Total            1 Year         Years         Years         5 Years
-------------------------------   -------------  -------------  -------------   ----------    -----------
Subordinated notes payable        $  4,900,000   $  1,100,000   $  3,800,000    $       -     $        -
Capital lease obligations         $    249,172   $    180,142   $     69,030    $       -     $        -
Subordinated notes payable to
  related parties (1)             $    849,971   $    849,971   $          -    $       -     $        -
Operating leases                  $  2,069,832   $    650,661   $  1,271,451    $ 147,720     $        -
Line of credit                    $  9,660,581   $  9,660,581   $          -    $       -     $        -
Note payable                      $     25,200   $     25,200   $          -    $       -     $        -

---------------------
(1) The majority of subordinated notes payable to related parties are due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment.


NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, BUSINESS COMBINATIONS (SFAS 141), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires we complete a transitional goodwill impairment test nine months from the date of adoption. We also are required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     Our previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $450,000 and other intangible assets is $4,110,750. Amortization expense related to goodwill and intangibles outstanding at December 31, 2001 amounted to $178,333. Currently, we are assessing but have not yet determined how the adoption of SFAS 141 and SFAS 142 will impact our financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We believe the adoption of this Statement will have no material impact on our financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. We believe the adoption of this Statement will have no material impact on our financial statements.

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

     IF WE LOSE OUR LARGEST CUSTOMERS OR THEY FAIL TO PURCHASE AT ANTICIPATED LEVELS, OUR SALES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED. Our largest customer, Tarrant Apparel Group, accounted for approximately 42.0% and 48.1% of our net sales, on a consolidated basis, for the years ended December 31, 2001 and 2000. In December 2000, we entered into an exclusive supply agreement with Hubert Guez, Paul Guez, Azteca Production International, AZT International SA D RL, and Commerce Investment Group, LLC that provides for a minimum of $10,000,000 in total annual purchases by Azteca Production International and its affiliates during each year of the three-year term of the agreement. Azteca Production International is required to purchase from us only if we are able to provide trim products on a competitive basis in terms of price and quality.

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

     CONCENTRATION OF RECEIVABLES FROM OUR LARGEST CUSTOMERS MAKES RECEIVABLE BASED FINANCING DIFFICULT AND INCREASES THE RISK THAT IF OUR LARGEST CUSTOMERS FAIL TO PAY US, OUR CASH FLOW WOULD BE SEVERELY AFFECTED. Our business relies heavily on a relatively small number of customers, including Tarrant Apparel Group and Azteca Production International. This concentration of our business adversely affects our ability to obtain receivable based financing due to customer concentration limitations customarily applied by financial institutions, including UPS Capital and factors. Given the nature of our business, we do not expect our customer concentration to improve significantly in the near future. Further, if we are unable to collect any large receivables due us, our cash flow would be severely impacted.

     OUR REVENUES MAY BE HARMED IF GENERAL ECONOMIC CONDITIONS CONTINUE TO WORSEN. Our revenues are dependent on the health of the economy and the growth of our customers and potential future customers. When economic conditions weaken, certain apparel manufacturers and retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties which increase the risk of extending credit to such customers. Customers adversely affected by economic conditions have also attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that we will remain a preferred vendor to our existing customers. A decrease in business from or loss of a major customer could have a material adverse effect on our results of operations. Further, if the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

     WE MAY FACE INTERRUPTION OF PRODUCTION AND SERVICES DUE TO INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM. Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The United States economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

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

     IF WE EXPERIENCE DISRUPTIONS AT ANY OF OUR FOREIGN FACILITIES, WE WILL NOT BE ABLE TO MEET OUR OBLIGATIONS AND MAY LOSE SALES AND CUSTOMERS. Currently, we do not operate duplicate facilities in different geographic areas. Therefore, in the event of a regional disruption where we maintain one or more of our facilities, it is unlikely that we could shift our operations to a different geographic region and we may have to cease or curtail our operations. This may cause us to lose sales and customers. The types of disruptions that may occur include:

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

     THERE ARE MANY COMPANIES THAT OFFER SOME OR ALL OF THE PRODUCTS AND SERVICES WE SELL AND IF WE ARE UNABLE TO SUCCESSFULLY COMPETE OUR BUSINESS WILL BE ADVERSELY AFFECTED. We compete in highly competitive and fragmented industries with numerous local and regional companies that provide some or all of the products and services we offer. We compete with national and international design companies, distributors and manufacturers of tags, packaging products, zippers and other trim items. Some of our competitors, including Paxar Corporation, YKK, Universal Button, Inc., Avery Dennison Corporation and Scovill Fasteners, Inc., have greater name recognition, longer operating histories and, in many cases, substantially greater financial and other resources than we do.

     IF CUSTOMERS DEFAULT ON BUYBACK AGREEMENTS WITH US, WE WILL BE LEFT HOLDING UNSALABLE INVENTORY. Inventories include goods that are subject to buyback agreements with our customers. Under these buyback agreements, the customer must purchase the inventories from us under normal invoice and selling terms, if any inventory which we purchase on their behalf remains in our hands longer than agreed by the customer from the time we received the goods from our vendors. If any customer defaults on these buyback provisions, we may incur a charge in connection with our holding significant amounts of unsalable inventory.

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

     IF WE NEED TO SELL OR ISSUE ADDITIONAL SHARES OF COMMON STOCK OR ASSUME ADDITIONAL DEBT TO FINANCE FUTURE GROWTH, OUR STOCKHOLDERS' OWNERSHIP COULD BE DILUTED OR OUR EARNINGS COULD BE ADVERSELY IMPACTED. Our business strategy may include expansion through internal growth, by acquiring complementary businesses or by establishing strategic relationships with targeted customers and suppliers. In order to do so or to fund our other activities, we may issue additional equity securities that could dilute our stockholders' stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our results of operations.

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

     INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS. As of December 31, 2001, our officers and directors and their affiliates owned approximately 42.4% of the outstanding shares of our common stock. The Dyne family, which includes Mark Dyne, Colin Dyne, Larry Dyne, Jonathan Burstein and the estate of Harold Dyne, beneficially owned approximately 40.4% of the outstanding shares of our common stock. The number of shares beneficially owned by the Dyne family includes the shares of common stock held by Azteca Production International, which are voted by Colin Dyne pursuant to a voting agreement. The Azteca Production International shares constitute approximately 11.4% of the outstanding shares of common stock at December 31, 2001. KG Investment, LLC, a significant stockholder, owns approximately 27.2% of the outstanding shares of our common stock at December 31, 2001. As a result, our officers and directors, the Dyne family and KG Investment, LLC are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     All of our sales are denominated in U.S. dollars or the currency of the country of origin and, accordingly, we do not enter into hedging transactions with regard to any foreign currencies. Currency fluctuations can, however, increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in United States bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Tag-It Pacific, Inc.
Los Angeles, California

     We have audited the accompanying consolidated balance sheets of Tag-It Pacific, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and convertible redeemable preferred stock and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tag-It Pacific, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman, LLP

Los Angeles, California
March 8, 2002

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              TAG-IT PACIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            December 31,       December 31,
                                                                                2001               2000
                                                                           ---------------    ---------------
Assets
Current assets:
   Cash and cash equivalents.............................................  $       46,948     $      128,093
   Due from factor.......................................................         105,749             25,140
   Trade accounts receivable, net........................................       3,037,034          3,466,314
   Trade accounts receivable, related parties............................       7,914,838          9,041,752
    Refundable income taxes..............................................         259,605                  -
   Due from related parties..............................................         814,219            513,614
   Inventories...........................................................      20,450,740         19,868,160
   Prepaid expenses and other current assets.............................         408,146            738,735
   Deferred income taxes.................................................         107,599                  -
                                                                           ---------------    ---------------
Total current assets.....................................................      33,144,878         33,781,808

Property and equipment, net of accumulated depreciation
   and amortization......................................................       2,592,965          3,755,127
Tradename................................................................       4,110,750                  -
Other assets.............................................................         944,912          1,562,539
                                                                           ---------------    ---------------
Total assets.............................................................  $   40,793,505     $   39,099,474
                                                                           ===============    ===============
Liabilities, Convertible Redeemable Preferred Stock and
Stockholders' Equity
Current liabilities:
  Bank overdraft.........................................................  $            -     $      584,831
  Line of credit.........................................................       9,660,581          9,956,436
  Accounts payable.......................................................       5,176,436          8,228,677
  Accrued expenses.......................................................       1,609,378          1,484,765
  Income taxes payable...................................................               -             66,942
  Note payable...........................................................          25,200             25,200
  Subordinated notes payable to related parties..........................         849,971            882,970
  Current portion of capital lease obligations...........................         180,142            250,403
   Current portion of subordinated note payable..........................       1,100,000                  -
                                                                           ---------------    ---------------
Total current liabilities................................................      18,601,708         21,480,224

Capital lease obligations, less current portion..........................          69,030            113,046
Deferred income taxes....................................................               -            113,335
Subordinated note payable, less current portion..........................       3,800,000          2,601,470
                                                                           ---------------    ---------------
Total liabilities........................................................      22,470,738         24,308,075
                                                                           ---------------    ---------------
Commitments and contingencies (Note 14)

Convertible redeemable preferred stock Series C, $0.001 par value;
   759,494 shares authorized; 759,494 shares issued and
     outstanding at December 31, 2001(stated value $3,000,001)...........       2,895,001                  -

Stockholders' equity:
   Preferred stock Series A, $0.001 par value; 250,000 shares
     authorized; no shares issued or outstanding.........................               -                  -

   Convertible preferred stock Series B, $0.001 par value;
     850,000 shares authorized; 850,000 shares issued and
       outstanding at December 31, 2000..................................               -          1,400,000

   Common stock, $0.001 par value, 30,000,000 shares authorized;
     8,769,910 shares issued and outstanding at December 31, 2001;
     7,863,244 at December 31, 2000......................................           8,771              7,864

  Additional paid-in capital.............................................      15,048,971         11,737,810

  Retained earnings .....................................................         370,024          1,645,725
                                                                           ---------------    ---------------
Total stockholders' equity...............................................      15,427,766         14,791,399
                                                                           ---------------    ---------------
Total liabilities, convertible redeemable preferred stock
  and stockholders' equity...............................................  $   40,793,505     $   39,099,474
                                                                           ===============    ===============


          See Accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year Ended          Year Ended        Year Ended
                                                            December 31,        December 31,      December 31,
                                                                2001                2000              1999
                                                           --------------      --------------    -------------
Net sales to unrelated parties........................    $   16,114,039     $    23,723,666    $  16,740,836
Net sales to related parties..........................        27,453,591          25,638,000       15,644,000
                                                           --------------      --------------    -------------
Total net sales.......................................        43,567,630          49,361,666       32,384,836
Cost of goods sold....................................        31,678,663          35,821,097       21,807,054
                                                           --------------      --------------    -------------
Gross profit..........................................        11,888,967          13,540,569       10,577,782

Selling expenses......................................         1,639,263           2,104,614        1,626,500
General and administrative expenses...................         8,940,593           8,889,272        6,545,252
Restructuring Charges (Note 18).......................         1,561,623                   -                -
                                                           --------------      --------------    -------------
Total operating expenses..............................        12,141,479          10,993,886        8,171,752

(Loss) income from operations.........................          (252,512)          2,546,683        2,406,030
Interest expense......................................         1,396,612             752,902          257,112
                                                           --------------      --------------    -------------
(Loss) income before income taxes.....................        (1,649,124)          1,793,781        2,148,918
(Benefit) provision for income taxes..................          (423,373)            254,596          418,253
                                                           --------------      --------------    -------------
Net (loss) income.....................................    $   (1,225,751)    $     1,539,185    $   1,730,665
                                                           ==============      ==============    =============
Less:  Preferred stock dividends......................           (49,950)                  -                -
                                                           --------------      --------------    -------------
Net (loss) income to common shareholders..............    $   (1,275,701)    $     1,539,185    $   1,730,665
                                                           ==============      ==============    =============
Basic (loss) earnings per share.......................    $        (0.16)    $          0.23    $        0.26
                                                           ==============      ==============    =============
Diluted (loss) earnings per share.....................    $        (0.16)    $          0.21    $        0.23
                                                           ==============      ==============    =============
Basic weighted average shares outstanding.............         8,017,134           6,838,345        6,733,500
                                                           ==============      ==============    =============
Diluted weighted average shares outstanding...........         8,017,134           7,283,261        7,398,838
                                                           ==============      ==============    =============



          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                  CONVERTIBLE REDEEMABLE PREFERRED STOCK YEARS
                     ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                   Preferred Stock     Preferred Stock
                                    Common Stock       Series A           Series B           Additional     Retained
                                -----------------  ---------------  ----------------------    Paid-In       Earnings
                                 Shares    Amount  Shares  Amount    Shares      Amount       Capital       (Deficit)      Total
                                ---------  ------  ------  -------  ---------  -----------   -----------   -----------  ------------
BALANCE, JANUARY 1, 1999        6,726,677  $6,727      -   $   -           -   $        -    $ 8,707,258   $(1,624,12)  $ 7,089,860
 Common stock issued
   upon exercise of
   options and warrants            50,879      51      -       -           -            -         40,899            -        40,950
   Net income                           -       -      -       -           -            -              -    1,730,665     1,730,665
                                ---------  ------  ------  ------   ---------  -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 1999      6,777,556   6,778      -       -           -            -      8,748,157      106,540     8,861,475
 Preferred stock issue for
   distribution rights                  -       -      -       -     850,000    1,400,000             -             -     1,400,000
 Common stock issued
  for supply agreement
   and inventory                1,000,000   1,000      -       -           -            -      2,799,000            -     2,800,000
 Common stock issued
  for settlement
   agreement                       12,999      13      -       -           -            -         57,546            -        57,559
 Common stock issued
  upon exercise of
   options and
     warrants                      72,689      73      -       -           -            -          3,827            -         3,900
 Tax benefit from
  issuance of
   stock options                        -       -      -       -           -            -        129,280            -       129,280
   Net income                           -       -      -       -           -            -              -    1,539,185     1,539,185
                                ---------  ------  ------  ------   ---------  -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 2000      7,863,244   7,864      -       -     850,000    1,400,000     11,737,810    1,645,725    14,791,399
 Preferred stock issued
  for equity investment                 -       -      -       -           -            -              -            -             -
 Common stock issued
  upon exercise of options         15,000      15      -       -           -            -         19,485            -        19,500
     Issuance of warrants               -       -      -       -           -            -          5,170            -         5,170
 Common stock issued in
     acquisition of assets        125,000     125      -       -           -            -        499,875            -       500,000
 Acquisition of trademarks        500,000     500      -       -    (850,000)   (1,400,00)     1,969,500            -       570,000
 Common stock issued in
   private placement
    transaction                   266,666     267      -       -           -           -         799,731            -       799,998
 Tax benefit from issuance
  of stock options                      -       -      -       -           -           -          17,400            -        17,400
 Preferred stock dividends              -       -      -       -           -           -               -      (49,950)      (49,950)
   Net loss                             -       -      -       -           -           -               -    (1,225,75)   (1,225,751)
                                ---------  ------  ------  ------   ---------  -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 2001      8,769,910  $8,771      -   $   -           -   $       -     $15,048,971   $  370,024    $15,427,766
                                =========  ======  ======  ======   =========  ===========   ===========   ===========   ===========


                                   Preferred Stock
                                       Series C
                                ---------------------
                                 Shares      Amount
                                --------  -----------
BALANCE, JANUARY 1, 1999               -  $         -
 Common stock issued
   upon exercise of
   options and warrants                -            -
   Net income                          -            -
                                --------  -----------
BALANCE, DECEMBER 31, 1999             -            -
 Preferred stock issue for
   distribution rights                 -            -
 Common stock issued
  for supply agreement
   and inventory                       -            -
 Common stock issued
  for settlement
   agreement                           -            -
 Common stock issued
  upon exercise of
   options and
     warrants                          -            -
 Tax benefit from
  issuance of
   stock options                       -            -
   Net income                          -            -
                                --------  -----------
BALANCE, DECEMBER 31, 2000             -            -
 Preferred stock issued
  for equity investment          759,494    2,895,001
 Common stock issued
  upon exercise of options             -            -
     Issuance of warrants              -            -
 Common stock issued in
     acquisition of assets             -            -
 Acquisition of trademarks             -            -
 Common stock issued in
   private placement
    transaction                        -            -
 Tax benefit from issuance
  of stock options                     -            -
 Preferred stock dividends             -            -
   Net loss                            -            -
                                --------  -----------
BALANCE, DECEMBER 31, 2001       759,494  $ 2,895,001
                                ========  ===========


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Year Ended       Year Ended       Year Ended
                                                          December 31,     December 31,     December 31,
                                                              2001             2000             1999
                                                          -------------    -------------    -------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net (loss) income...................................    $ (1,225,751)    $  1,539,185     $  1,730,665
  Adjustments to reconcile net (loss) income to
     net cash used in operating activities:
    Depreciation and amortization.....................       1,478,055        1,039,027          641,953
    (Increase) decrease in deferred income taxes .....        (220,934)          64,517         (109,441)
    Loss (gain) on sale of assets.....................         684,391          (14,584)               -
    Stock issued for services.........................           5,170           57,559                -
    Increase (decrease) in allowance for doubtful
    accounts..........................................         (80,599)         244,226         (216,115)
  Changes in operating assets and liabilities:
    Receivables, including related parties............         788,022       (7,622,086)        (556,238)
    Inventories.......................................      (2,497,580)      (4,408,021)      (4,401,919)
    Prepaid expenses and other current assets.........         330,588          454,338         (240,471)
    Other assets......................................        (447,618)         (48,207)        (172,648)
    Accounts payable..................................        (590,780)       4,003,016        1,587,213
    Accounts payable, related party...................               -                -       (2,250,626)
    Accrued expenses..................................          35,098        1,082,976          (69,191)
    Income taxes payable..............................        (309,147)         (23,088)         180,309
                                                          -------------    -------------    -------------
Net cash used in operating activities.................      (2,051,085)      (3,631,142)      (3,876,509)
                                                          -------------    -------------    -------------
Cash flows from investing activities:
  Additional loans to related parties.................        (300,605)        (244,565)        (108,081)
  Acquisition of property and equipment...............        (534,873)      (1,832,816)      (1,436,826)
  Proceeds from sale of equipment.....................         118,880           17,000                -
                                                          -------------    -------------    -------------
Net cash used in investing activities.................        (716,598)      (2,060,381)      (1,544,907)
                                                          -------------    -------------    -------------
Cash flows from financing activities:
  Bank overdraft......................................        (584,831)         584,831                -
  Proceeds from preferred stock issuance..............       2,895,001                -                -
  Proceeds from common stock issuance.................         799,998                -                -
  Proceeds from exercise of stock options and warrants          19,500            3,900           40,950
  (Repayment) proceeds from bank line of credit, net..        (295,855)       4,889,178        3,578,259
  Proceeds from capital lease obligations.............         207,240                -                -
  Payment of capital lease obligations................        (321,516)        (236,912)         (85,009)
  Repayment of notes payable..........................               -                -          (30,840)
  Proceeds from notes payable to related parties......         180,000          685,000          160,000
  Repayment of notes payable to related parties.......        (212,999)        (207,179)        (206,477)
                                                          -------------    -------------    -------------
Net cash provided by financing activities.............       2,686,538        5,718,818        3,456,883
                                                          -------------    -------------    -------------
Net (decrease) increase in cash and cash equivalents..         (81,145)          27,295       (1,964,533)
Cash and cash equivalents, beginning of year..........         128,093          100,798        2,065,331
                                                          -------------    -------------    -------------
Cash and cash equivalents, end of year................    $     46,948     $    128,093     $    100,798
                                                          =============    =============    =============
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
    Interest paid.....................................    $  1,312,805     $    746,433     $    269,116
    Interest received.................................    $     (2,430)    $          -     $          -
    Income taxes paid.................................    $     22,780     $    237,415     $    174,334
    Income taxes received.............................    $    (10,389)    $    (21,400)               -
  Non-cash financing activity:
    Common stock issued in acquisition of assets......    $    500,000     $          -     $          -
    Capital lease obligations.........................    $          -     $          -     $    685,369
    Preferred stock issued in exchange for
    distribution rights...............................    $                $  1,400,000     $          -
    Note to related party issued in exchange for
    inventory of $2,830,024, less imputed interest of
    $272,000..........................................    $          -     $  2,558,024     $          -
    Common stock issued in exchange for inventory.....    $          -     $  2,800,000     $          -
       Acquisition of trademarks:
          Common stock issued                             $  1,970,000     $          -     $          -
          Preferred stock cancelled                       $  1,400,000     $          -     $          -
          Net assets acquired                             $    670,000     $          -     $          -
          Cash paid                                       $    100,000     $          -     $          -

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

     All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders' equity and transaction gains and losses are recorded in the consolidated statement of income in the period incurred. During 2001, 2000 and 1999, foreign currency translation and transaction gains and losses were not material.

NATURE OF BUSINESS

     Tag-It Pacific, Inc. (the "Company") specializes in the distribution of a full range of trim items to manufacturers of fashion apparel, licensed consumer products, specialty retailers and mass merchandisers. The Company acts as a full service outsourced trim management department for manufacturers of fashion apparel such as Tarrant Apparel Group and Azteca Production International. The Company also serves as a specified supplier of trim items to specific brands, brand licensees and retailers, including Abercrombie & Fitch, A\X Armani Exchange, Express, The Limited, Lerner, Swank, VF Corporation, Savane International and Tropical Sportswear among others. In addition, we distribute zippers under our TALON brand name to apparel brands and manufacturers such as VF Corporation, Savane International and Tropical Sportswear, among others.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


REVENUE RECOGNITION

     Sales are recorded at the time of shipment, at which point title transfers to the customer, and when collection is reasonably assured.

COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"), issued by the FASB and effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There were no additional comprehensive income items for the years ended December 31, 2001, 2000 and 1999.

SEGMENTS OF AN ENTERPRISE

     The Company has adopted Statement of Financial Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), issued by the FASB and effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company believes that it operates within one segment as there is not enough difference between the types of products developed and distributed by the Company to justify segmented reporting by product type. Management decisions regarding the allocation of resources and the assessment of performance are made on a company-wide basis and are not specific to the type of product. Adoption of SFAS 131 resulted in expanded disclosures regarding geographical regions (Note 15).

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


IMPAIRMENT OF LONG-LIVED ASSETS

     The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value. The Company did not record any losses due to impairment of long-lived assets during the years ended December 31, 2001, 2000 and 1999.

RECLASSIFICATION

     Certain reclassifications have been made to the prior year financial statements to conform with the 2001 presentation.

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

STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also gives the option to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees," or SFAS 123. The Company has chosen to account for stock-based compensation for employees utilizing the intrinsic value method prescribed in APB 25 and not the fair value method established by SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock.

     Under SFAS 123, the Company presents in a footnote the effect of measuring the cost of stock-based employee compensation at the grant date based on the fair value of the award and recognizes this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the fair value of the option as determined by the model at grant date or other measurement date.

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FAIR VALUE OF FINANCIAL INFORMATION

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. ACCOUNTS RECEIVABLE AND DUE FROM FACTOR: Due to the short-term nature of the receivables, the fair value approximates the carrying value. DUE FROM RELATED PARTIES AND NOTES PAYABLE TO RELATED PARTIES: Due to the short-term nature and current market borrowing rates of the loans and notes, the fair value approximates the carrying value. LINE OF CREDIT AND NOTES PAYABLE: Estimated to approximate fair value based upon current market borrowing rates for loans with similar terms and maturities.

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

     The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $450,000 and other intangible assets is $4,110,750. Amortization expense related to goodwill and other intangibles amounted to $178,333 for the year ended December 31, 2001. Management has determined that goodwill and other intangible assets have indefinite lives. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2--EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                  December 31, 2001                      December 31, 2000                     December 31, 1999
                         -------------------------------------  ------------------------------------- -----------------------------
                                                    Per                                 Per                                   Per
                         Loss          Shares      Share      Income      Shares       Share      Income        Shares       Share
Years ended:          (Numerator)   (Denominator)  Amount   (Numerator)  (Denominator) Amount   (Numerator)  (Denominator)   Amount
--------------------  ------------  -------------  -------  -----------  ------------- ------  ------------  -------------   ------
Basic earnings per
 share:
   Income (loss)
   available
   to common
   stockholders.....  $(1,275,701)    8,017,134    $(0.16)  $1,539,185     6,838,345   $0.23    $1,730,665    6,733,500      $0.26

Effect of dilutive
 securities:
   Options..........                          -                              386,903                            427,904
   Warrants.........                          -                               58,013                            237,434
                      ------------    ---------    -------  ---------      ---------   -----   -----------    ----------     ------
Income (loss)
 available to
   common
   stockholders.......$(1,275,701)    8,017,134    $(0.16)  $1,539,185     7,283,261   $0.21    $1,730,665    7,398,838      $0.23
                      ============    =========    =======  ==========     =========   ======   ==========    ==========     ======


     Warrants to purchase 433,122 shares of common stock at between $0.71 and $6.00, options to purchase 1,546,000 shares of common stock at between $1.30 and $4.63, 759,494 shares of preferred Series C stock convertible at $4.94 per share, and convertible debt of $500,000 convertible at $4.50 per share were outstanding for the year ended December 31, 2001, but were not included in the computation of diluted earnings per share because the effect of exercise or conversion would have an antidilutive effect on earnings per share.

     Warrants to purchase 80,000 and 110,000 shares of common stock at $6.00 and $4.80, options to purchase 797,000 shares of common stock at between $4.125 and $4.50 and convertible debt of $500,000 convertible at $4.50 per share were outstanding for the year ended December 31, 2000, but were not included in the computation of diluted earnings per share because the effect of exercise or conversion would have an antidilutive effect on earnings per share. For the year ended December 31, 2000, 850,000 shares of preferred Series B stock convertible when the average trading price of the Company's common stock for a 30-day consecutive period is equal to or greater than $8.00 per share were not included in the computation of diluted earnings per share because the conversion contingency related to these preferred shares was not met.

     Warrants to purchase 80,000 shares of common stock at $6.00 were outstanding for the year ended December 31, 1999, but were not included in the computation of diluted earnings per share because the effect of exercise would have an antidilutive effect on earnings per share.

NOTE 3--DUE FROM FACTOR

     The Company has entered into a factoring agreement with East Asia Heller for the purchase of eligible receivables from its Hong Kong subsidiary, Tag-it Pacific Limited. The Company's factor purchases eligible accounts receivable and assumes the credit risk with respect to those accounts for which they have given their prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with the Company. The Company pays a fixed commission rate and may borrow up to 80% of its eligible accounts receivable. Interest is charged at 1.5% over the Hong Kong Dollar prime rate (5.125% and 9.0% at December 31, 2001 and 2000). Factored accounts receivable, without recourse, amounted to $105,749 and $25,140 at December 31, 2001 and 2000. There were no outstanding advances from the factor at December 31, 2001 and 2000.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4--ACCOUNTS RECEIVABLE, TRADE, NET

     Accounts receivable, trade is net of an allowance for doubtful accounts and subsequent returns. For the years ended December 31, 2001 and 2000, the allowance for doubtful accounts and subsequent returns was $568,625 and $299,224.

NOTE 5--INVENTORIES

     Inventories consist of the following:

                                                Year Ended December 31,
                                           ----------------------------------
                                               2001                 2000
                                           --------------        ------------
Raw materials..........................    $      41,957         $    55,268
Work-in-process........................        3,220,518           1,763,838
Finished goods.........................       17,188,265          18,049,054
                                           --------------        ------------

Total inventories......................    $  20,450,740         $19,868,160
                                           ==============        ============


     Inventories at December 31, 2001 and 2000 include goods that are subject to buy back agreements with the Company's customers. The buyback agreements contain provisions related to the inventory purchased on behalf of the Company's customers. In the event that inventories remain with the Company in excess of six months from the Company's receipt of the goods from its vendors, the customer is required to purchase the inventories from the Company under normal invoice and selling terms.


NOTE 6--PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                Year Ended December 31,
                                           ----------------------------------
                                               2001                 2000
                                           -------------       ------------
Furniture and fixtures................      $    547,152       $    943,819
Machinery and equipment...............         2,924,301          3,012,590
Leasehold improvements................           197,355            805,337
Films, dies, molds and art designs....         1,708,964          1,640,122
                                            ------------       ------------
                                               5,377,772          6,401,868
Accumulated depreciation and
  amortization........................         2,784,807          2,646,741
                                            ------------       ------------
Net property and equipment............      $  2,592,965       $  3,755,127
                                            ============       ============

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7--LINE OF CREDIT

     On May 30, 2001, the Company entered into a loan and security agreement with UPS Capital Global Trade Finance Corporation, providing for a working capital credit facility with a maximum available amount of $20,000,000. The initial term of the Agreement is three years and the facility is secured by all assets of the Company. The interest rate for the credit facility is at the prime rate plus 2% (6.75% at December 31, 2001). The credit facility requires the compliance with certain financial covenants including net worth, fixed charge coverage ratio and capital expenditures. The Company was in compliance with these covenants as of December 31, 2001. Availability under the UPS Capital credit facility is determined based on a defined formula related to eligible accounts receivable and inventory.

NOTE 8--NOTE PAYABLE

     Note payable to an unrelated party is unsecured, bears interest at 10% and is due on demand.


NOTE 9--SUBORDINATED NOTES PAYABLE TO RELATED PARTIES

     Subordinated notes payable to related parties consist of the following:

                                                                                           Year Ended December 31,
                                                                                        -----------------------------
                                                                                             2001            2000
                                                                                        --------------   ------------
Six notes payable issued in 1996, four notes payable issued in 1997, and two notes payable issued in 1998 to officers and directors of the Company with no monthly payments and interest rates ranging from 7.5% to 10% annually, due
   and payable on the fifteenth day following delivery of written demand for payment...   $    85,176    $   118,175

Convertible secured note payable to the Company's Chairman bears interest at
   11%, payable quarterly, is due on demand and convertible into common stock at the election of the holder at a rate of $4.50 per share, the market value of the Company's common stock on the date of approval by the Company's Board of
   Directors. The note is secured by substantially all of the Company's assets.........       500,000        500,000

Unsecured notes payable to directors and officers of the Company accrue interest
   at 7%, 7.5% and 11% per annum, principal and interest due on demand.................       264,795        264,795
                                                                                          ------------   ------------
                                                                                          $   849,971    $   882,970
                                                                                          ============   ============

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The notes are subordinate to UPS Capital Global Trade Finance Corporation under the Company's line of credit facility. Interest expense related to the subordinated notes payable to related parties for the years ended December 31, 2001, 2000 and 1999 amounted to $88,103, $46,335 and $35,550. Included in accrued expenses at December 31, 2001 and 2000 was $197,326 and $109,223 of accrued interest related to these notes. Interest paid during the year ended December 31, 2000 amounted to $87,938.


NOTE 10--CAPITAL LEASE OBLIGATIONS

     The Company financed equipment purchases through various capital lease obligations expiring through August 2004. These obligations bear interest at various rates ranging from 8% and 15% per annum. Future minimum annual payments under these capital lease obligations are as follows:

YEARS ENDING DECEMBER 31,                                    Amount
                                                          -------------
2002...................................................   $    200,156
2003...................................................         47,393
2004...................................................         26,456
                                                          -------------
Total payments.........................................        274,005
Less amount representing interest......................        (24,833)
                                                          -------------
Balance at December 31, 2001...........................        249,172
Less current portion...................................        180,142
                                                          -------------
Long-term portion......................................   $     69,030
                                                          =============

     At December 31, 2001, total equipment, included in property and equipment (Note 6), under capital lease obligations and related accumulated depreciation amounted to $714,887 and $303,976. At December 31, 2000, total equipment, included in property and equipment, under capital lease obligations and related accumulated depreciation amounted to $595,203 and $140,399.

NOTE 11--STOCKHOLDERS' EQUITY AND CONVERTIBLE REDEEMABLE PREFERRED STOCK

PREFERRED STOCK

SERIES C PREFERRED STOCK PURCHASE AGREEMENT AND CO-MARKETING AND SUPPLY
AGREEMENT

     In accordance with the Series C Preferred Stock Purchase Agreement entered into by the Company and Coats North America Consolidated, Inc. ("Coats") on September 20, 2001, the Company issued 759,494 shares of Series C Convertible Redeemable Preferred Stock (the "Shares") to Coats North America Consolidated, Inc. in exchange for an equity investment from Coats of $3,000,001 cash. The Shares are convertible at the option of the holder after one year at the rate of the closing price multiplied by 125% of the ten-day average closing price prior to closing. The Shares are redeemable at the option of the holder after four years. If the holders elect to redeem the Shares, the Company has the option to redeem for cash at the stated value of $3,000,001 or in the form of the Company's common stock at 85% of the market price of the Company's common stock on the date of redemption. If the market price of the Company's common stock on the date of redemption is less than $2.75 per share, the Company must redeem for cash at the stated value of the Shares. The Company can elect to redeem the Shares at any time for cash at the stated value. The Preferred Stock Purchase Agreement provides for cumulative dividends at a rate of 6% of the stated value per annum, payable in cash or the Company's common stock. The dividends are payable at the earlier of the declaration of the Board, conversion or redemption. Each Preferred Share has the right to vote for each of the Company's common shares that the

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Shares could then be converted into on the record date. Total legal and other costs associated with this transaction of $105,000 were netted against the $3,000,001 proceeds received from Coats.

     In connection with the Series C Preferred Stock Purchase Agreement, the Company also entered into a 10-year Co-Marketing and Supply Agreement with Coats. The Co-Marketing and Supply Agreement provides for selected introductions into Coats' customer base and the Company's trim packages will exclusively offer thread manufactured by Coats.

SERIES B PREFERRED STOCK PURCHASE AGREEMENT, DISTRIBUTION AGREEMENT AND TRADENAME PURCHASE AGREEMENT

     On April 3, 2000, the Company entered into a ten-year exclusive license and distribution agreement with Talon, Inc. and its parent company, Grupo Industrial Cierres Ideal, S.A. de C.V. ("GICISA"). Under this agreement, Tag-It Pacific, Inc. was the exclusive sales, marketing, distribution and e-commerce arm for "Talon" products for all customers in the United States, Mexico-based maquiladores, Canada and the Pacific Rim and had the exclusive license to market trim products under the "Talon" brand name. In exchange for these exclusive distribution rights, the Company issued 850,000 shares of Series B Convertible Preferred stock to GICISA. After a period of 30 months, the shares were convertible into the Company's common stock once the average price per share of the Company's common stock reached or exceeded $8.00 for a 30-day consecutive period. The preferred stock was automatically convertible into shares of the Company's common stock based on a rate of one minus the fraction of $2.50 over the average per share closing price of the Company's common stock for the 30-day period preceding the conversion.

     The Series B Convertible Preferred stock had a liquidation preference of $.001 per share, and was entitled to receive non-cumulative dividends on an as converted basis, if and when, such dividends were declared on the Company's common stock and was redeemable by the Company under certain conditions as outlined in the agreement.

     The estimated fair value of the Series B Convertible Preferred stock on April 3, 2000 was $1,400,000. The Company recorded the value of the license and distribution rights as a long-term asset, which was being amortized over the ten-year period of the agreement. The unamortized balance of the long-term asset at December 21, 2001 was $1,166,667.

     On September 30, 2000, the Company purchased inventory from GICISA in exchange for an unsecured note payable in the amount of $2,830,024. The note payable was non-interest bearing and was due April 1, 2002. The Company imputed interest for the holding period of the note amounting to $272,000. The note was subordinate to the obligations due under the credit facility with UPS Capital. The note payable balance at December 21, 2001 was $2,767,182, net of imputed interest of $62,842.

     On December 21, 2001, the Company entered into an Asset Purchase Agreement with Talon, Inc. and GICISA. Pursuant to the Asset Purchase Agreement, the Company acquired from Talon, Inc. and GICISA: (1) certain inventory and equipment, (2) all patent rights held by Talon, Inc. and (3) all of Talon's rights to its trade names and trademarks bearing the TALON (R) name. In addition, the Asset Purchase Agreement terminated the exclusive 10-year license and distribution agreement, dated as of April 3, 2000 by and among the Company, GICISA and Talon, Inc.

     Under the Asset Purchase Agreement, the Company issued to Talon, Inc. 500,000 shares of common stock, par value $0.001 per share, a promissory note in the amount of $4,900,000 and $100,000 in cash held in escrow. The Asset Purchase Agreement required Talon, Inc. to place 50,000 shares of the Company's common stock and $100,000 in escrow for a period of 12 months to satisfy any indemnification claims the Company may have under the Asset Purchase Agreement. The common stock was valued at the market value of the Company's stock on the date of closing. The promissory note is unsecured, bears interest at prime plus 2% (6.75% at December 31, 2001) and is subordinated to the Company's obligations

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



under its senior credit facility with UPS Capital Global Trade Finance Corporation. In connection with the Asset Purchase Agreement, the Company also entered into a mutual release with Talon, Inc. and GICISA pursuant to which Talon, Inc. and GICISA released the Company from its obligations under the unsecured note payable of $2,830,024 dated September 30, 2000 and other current liabilities under the Exclusive License and Distribution Agreement. Further, 850,000 shares of the Company's series B convertible preferred stock held by GICISA were cancelled at the closing of the Asset Purchase Agreement.

     Future minimum annual payments under the subordinated note payable are as follows:

YEARS ENDING DECEMBER 31,                                       Amount
                                                             -------------
2002..................................................       $  1,100,000
2003..................................................          1,200,000
2004..................................................          1,200,000
2005..................................................          1,400,000
                                                             -------------
Balance at December 31, 2001..........................          4,900,000
Less current portion..................................          1,100,000
                                                             -------------
Long-term portion.....................................       $  3,800,000
                                                             =============

COMMON STOCK

PRIVATE PLACEMENTS

     In a series of sales on December 28, 2001, January 7, 2002 and January 8, 2002, the Company entered into Stock and Warrant Purchase Agreements with three private investors, including Mark Dyne, the chairman of the Company's board of directors. Pursuant to the Stock and Warrant Purchase Agreements, the Company issued an aggregate of 516,665 shares of common stock at a price per share of $3.00 for aggregate proceeds of $1,549,995. The Stock and Warrant Purchase Agreements also include a commitment by one of the two non-related investors to purchase an additional 400,000 shares of common stock at a price per share of $3.00 at a second closing (subject of certain conditions) on or prior to October 1, 2002 for additional proceeds of $1,200,000. Pursuant to the Stock and Warrant purchase agreements, 258,332 warrants to purchase common stock were issued at the first closing of the transactions and 200,000 warrants are to be issued at the second closing. The warrants are exercisable immediately after closing, one half of the warrants at an exercise price of 110% and the second half at an exercise price of 120% of the market value of the Company's common stock on the date of closing. The exercise price for the warrants shall be adjusted upward by 25% of the amount, if any, that the market price of our common stock on the exercise date exceeds the initial exercise price (as adjusted) up to a maximum exercise price of $5.25. The warrants have a term of four years. The shares contain restrictions related to the sale or transfer of the shares, registration and voting rights. Total shares and warrants issued during the year ended December 31, 2001 amount to 266,666 and 133,332. Total shares and warrants issued in January 2002 amounted to 249,999 and 125,000.

     In March 2002, one of the non-related investors purchased an additional 100,000 shares of common stock at a price per share of $3.00 pursuant to the second closing provisions of the related agreement for total proceeds of $300,000. The remaining commitment under this agreement is for an additional 300,000 shares with aggregate proceeds of $900,000. Pursuant to the second closing provisions of the Stock and Warrant Purchase Agreement, 50,000 warrants were issued to the investor.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



ACQUISITION OF ASSETS

     On January 2, 2001, the Company entered into an asset purchase agreement with a Florida based corporation. The agreement provided for the acquisition of certain assets, including customer lists, fixed assets, general intangibles, among others, in exchange for 125,000 shares of the Company's common stock. The stock was issued at the market value of the Company's common stock on the closing date of the transaction.

SUPPLY AGREEMENT

     On December 22, 2000, the Company entered into a supply agreement with Azteca Production International, Inc., AZT International SA D RL and Commerce Investment Group, LLC (collectively "Azteca"). The term of the supply agreement is three years, with automatic renewals of consecutive three-year terms, and provides for a minimum of $10 million in sales for each contract year beginning April 1, 2001, if and to the extent, we are able to provide trim products on a basis that is competitive in terms of price and quality. The first contract year used to compute the minimum sales requirement is for a period of eighteen months. In accordance with the agreement, the Company purchased existing inventory from Azteca in exchange for 1,000,000 shares of the Company's common stock. The shares contain restrictions related to the sale or transfer of the shares, registration and voting rights. The value of the restricted shares was estimated at $2,800,000.

NOTE 12--STOCK OPTION INCENTIVE PLAN AND WARRANTS

STOCK OPTION INCENTIVE PLAN

     On October 1, 1997, the Company adopted the 1997 Stock Incentive Plan ("the 1997 Plan"), which authorized the granting of a variety of stock-based incentive awards. A total of 562,500 shares of Common Stock were reserved for issuance under the 1997 Plan. The 1997 Plan is administered by the Board of Directors, or a committee appointed by the Board of Directors, which determine the recipients and terms of the awards granted. In 1997 and 1998, the Company granted options to purchase 195,000 and 65,000 shares of Common Stock, respectively, at an exercise price of $3.20 per share, the estimated fair value of the Common Stock on the grant date. The options vested over four years and are exercisable through their expiration dates in 2007 and 2008.

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

         In 2001, the Company's Board of Directors further amended its 1997 Stock Incentive Plan to provide for a total of 2,077,500 shares of common stock to be reserved for issuance under the Plan. During the year ended December 31, 2001, the Company granted 485,000 options to purchase common stock at exercise prices ranging between $3.64 and $4.32 per share, the closing price of the Company's common stock on the date of grant.

         The following table summarizes the activity in the 1997 Plan:

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           Number of                Average
                                                            Shares              Exercise Price
                                                         --------------         --------------
Options outstanding - January 1, 1999.................         562,000          $        1.30
     Granted..........................................         393,000                   4.31
     Exercised........................................         (31,500)                  1.30
     Canceled.........................................         (19,000)                  2.88
                                                         --------------         --------------
Options outstanding - December 31, 1999...............         904,500                   2.57
     Granted..........................................         401,500                   4.23
     Exercised........................................         (72,689)                  1.30
     Canceled.........................................         (72,811)                  2.10
                                                         --------------         --------------
Options outstanding - December 31, 2000...............       1,160,500                   3.37
     Granted..........................................         485,000                   3.82
     Exercised........................................         (15,000)                  1.30
     Canceled.........................................         (84,500)                  4.24
                                                         --------------         --------------
Options outstanding - December 31, 2001...............       1,546,000          $        3.39
                                                         ==============         ==============


STOCK BASED COMPENSATION

     All stock options issued to employees have an exercise price not less than the fair market value of the Company's Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. If compensation cost for stock-based compensation had been determined based on the fair market value of the stock options on their dates of grant in accordance with SFAS 123, the Company's net (loss) income and (loss) income per share for the years ended December 31, 2001, 2000 and 1999 would have been amounted to the pro forma amounts presented below:

                                                                 2001             2000            1999
                                                            -------------    -------------    -------------
Net (loss) income:
      As reported.......................................    $ (1,225,751)    $  1,539,185     $  1,730,665
      Pro forma.........................................    $ (1,521,649)    $  1,023,651     $  1,198,777
Basic (loss) earnings per common share:
      As reported.......................................    $      (0.16)    $       0.23     $       0.26
      Pro forma.........................................    $      (0.19)    $       0.15     $       0.18
Diluted (loss) earnings per common share:
      As reported.......................................    $      (0.16)    $       0.21     $       0.23
      Pro forma.........................................    $      (0.19)    $       0.14     $       0.16


     The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during 2001, 2000 and 1999; expected life of option of 1.5 years, expected volatility of 17% for 2001, 60% for 2000 and 53% for 1999, risk free interest rate of 5% for 2001 and 6% for 2000 and 1999 and a 0% dividend yield. The weighted average fair value at the grant date for such options is $.37, $1.33 and $1.06 per option for the years ended December 31, 2001, 2000 and 1999.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Additional information relating to stock options and warrants outstanding and exercisable at December 31, 2001, summarized by exercise price is as follows:

                                                                                           Exercisable
                                         Outstanding Weighted Average                    Weighted Average
                                  --------------------------------------------     -----------------------------
                                                    Life           Exercise                          Exercise
  Exercise Price Per Share          Shares        (years)           Price            Shares           Price
-----------------------------     -----------    -----------     -------------     -----------     -------------
           $ 0.71 (warrants)          39,235        1.0             $ 0.71             39,235         $ 0.71
           $ 1.30                    379,000        6.5             $ 1.30            353,000         $ 1.30
           $ 1.50 (warrants)          35,555        1.0             $ 1.50             35,555         $ 1.50
           $ 4.31                    357,000        8.0             $ 4.31            357,000         $ 4.31
           $ 4.80 (warrants)         110,000        1.0             $ 4.80             82,500         $ 4.80
           $ 6.00 (warrants)          80,000        1.0             $ 6.00             60,000         $ 6.00
           $ 4.63                    106,000        8.0             $ 4.63             96,000         $ 4.63
           $ 3.78                    126,000        9.5             $ 3.78            126,000         $ 3.78
           $ 4.25                    166,000        8.5             $ 4.25            142,000         $ 4.25
           $ 4.50                     17,000        8.5             $ 4.50             10,625         $ 4.50
           $ 3.75                    156,000        9.0             $ 3.75            133,250         $ 3.75
           $ 3.64                    239,000        10.0            $ 3.64            239,000         $ 3.64
           $ 3.65 (warrants)          10,000        2.6             $ 3.65             10,000         $ 3.65
           $ 5.00 (warrants)          20,000        2.5             $ 5.00             20,000         $ 5.00
           $ 4.57 (warrants)           5,000        2.5             $ 4.57              5,000         $ 4.57
           $ 4.34 (warrants) (1)      66,666        4.0             $ 4.34             66,666         $ 4.34
           $ 4.73 (warrants) (1)      66,666        4.0             $ 4.73             66,666         $ 4.73
                                  -----------                                      -----------
           $ 3.58                  1,979,122        6.9             $ 3.58          1,842,497         $ 3.55
                                  ===========                                      ===========

(1) The exercise price of these warrants includes an upward adjustment of 25% of the amount, if any, that the market price of the Company's common stock on the exercise date exceeds the stated exercise price, up to a maximum of $5.25.


NOTE 13--INCOME TAXES

     The components of the (benefit) provision for income taxes included in the consolidated statements of operations are as follows:


                                                       Year Ended December 31,
                                            ---------------------------------------------
                                               2001             2000             1999
                                            ------------   -------------     ------------
Current:
     Federal...........................     $  (172,073)   $    161,567      $   474,351
     State.............................         (30,366)         28,512           53,343
                                            ------------    -------------     ------------
                                               (202,439)        190,079          527,694
Deferred:
     Federal...........................        (187,794)         54,839          (93,025)
     State.............................         (33,140)          9,678          (16,416)
                                            ------------    -------------     ------------
                                               (220,934)         64,517         (109,441)
                                            ------------    -------------     ------------
                                           $   (423,373)   $    254,596      $   418,253
                                            ============    =============     ============

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     A reconciliation of the statutory Federal income tax rate with the Company's effective income tax rate is as follows:

                                                                     Year Ended December 31,
                                                           ---------------------------------------------
                                                              2001            2000              1999
                                                           -----------     ------------      -----------
Current:
    Federal statutory rate...........................      $    (34.0)%    $     34.0 %      $   34.0 %
    State taxes net of Federal benefit...............            (6.0)            6.0             6.0
    Income earned from foreign subsidiaries..........             1.2           (15.0)           (6.7)
    Utilization of NOL benefit.......................            15.7            (9.6)           (8.0)
    Exercise of stock options........................             1.1            (7.2)              -
    Other............................................            (3.7)            6.0            (5.8)
                                                           -----------     ------------      -----------
                                                           $    (25.7)%    $     14.2 %      $   19.5 %
                                                           ===========     ============      ===========


         Income (loss) before income taxes are as follows:

                                                                     Year Ended December 31,
                                                         -----------------------------------------------
                                                              2001            2000              1999
                                                         -------------     ------------      -----------
    Domestic.........................................    $ (1,400,553)     $   654,555       $ 1,538,616
    Foreign..........................................        (248,571)       1,139,226          610,302
                                                         -------------     ------------      -----------
                                                         $ (1,649,124)     $ 1,793,781       $ 2,148,918
                                                         =============     ============      ===========


     The primary components of temporary differences which give rise to the Company's deferred tax assets and deferred tax liabilities are as follows:

                                                                              Year Ended December 31,
                                                                         ----------------------------------
                                                                             2001                 2000
                                                                         --------------        ------------
Net deferred tax asset (liability):
     Net operating loss carryforwards...............................     $     374,356         $   120,900
     Dies, film and art library.....................................           (86,944)           (192,641)
     Depreciation and amortization..................................          (183,457)           (102,414)
     Other..........................................................             3,644              60,820
                                                                         --------------        ------------
                                                                         $     107,599         $  (113,335)
                                                                         ==============        ============

     At December 31, 2001, the Company's subsidiary, AGS Stationery, Inc. had Federal and state NOL carryforwards of approximately $133,000 and $825,000, respectively. The Federal NOL is available to offset future taxable income through 2011, and the state NOL through 2001. The Company's ability to utilize the NOL carryforwards are dependent upon the Company's ability to generate taxable income in future periods and are limited in the annual amount of approximately $430,000 due to restrictions imposed under Federal and state laws upon a change in ownership. The NOL's stated above are subject to separate year loss limitations. At December 31, 2001, Tag-it Pacific, Inc. had Federal and state NOL carryforwards of approximately $708,000 and $650,000, respectively. The Federal NOL is available to offset future taxable income through 2016, and the state NOL expires in 2011. The Company's ability to utilize the NOL carryforwards are dependent upon the Company's ability to generate taxable income in future.

     Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

NOTE 14--COMMITMENTS AND CONTINGENCIES

LEASES

     The Company is a party to a number of non-cancelable operating lease agreements involving buildings and equipment which expire at various dates. The future minimum lease commitments as of December 31, 2001 are as follows:

                 Years Ending
                  December 31,                          Amount
         --------------------------------           ----------------
             2002...........................          $     650,661
             2003...........................                588,322
             2004...........................                366,202
             2005...........................                316,927
             2006...........................                147,720
                                                    ----------------
                Total minimum payments......          $    2,069,832
                                                    ================


     Total rental expense for the years ended December 31, 2001, 2000 and 1999 aggregated $766,962, $270,479 and $406,632, respectively.

PROFIT SHARING PLAN

     In October 1999, the Company established a 401(k) profit-sharing plan for the benefit of qualified employees. The Company may make annual contributions to the plan as determined by the Board of Directors. There were no contributions made during the years ended December 31, 2001, 2000 and 1999.

CONTINGENCIES

     The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 15--GEOGRAPHIC INFORMATION

     The Company develops and distributes complete brand-identity programs to manufacturers of fashion driven apparel, licensed consumer products and to specialty retailers and mass merchandisers. There is not enough difference between the types of products developed and distributed by the Company to account for these products separately or to justify segmented reporting by product type.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The Company distributes its products internationally and has reporting requirements based on geographic regions. Revenues and long-lived assets are attributed to countries based on the location of the customer as follows:

                                                    Year Ended December 31,
                                      ----------------------------------------------------
                                          2001              2000                 1999
                                      -------------     --------------       -------------
Sales:
     United States................    $ 14,494,035      $  18,262,860        $ 12,344,418
     Asia.........................       1,984,103          5,344,853           4,539,500
     Mexico.......................      27,089,492         25,753,953          15,500,918
                                      -------------     --------------       -------------
                                      $ 43,567,630      $  49,361,666        $ 32,384,836
                                      =============     ==============       =============
Long-lived Assets:
     United States................    $  6,610,522      $  2,684,021
     Asia.........................         199,064           284,136
     Mexico.......................         344,129           786,970
                                      -------------     --------------
                                      $  7,153,715      $  3,755,127
                                      =============     ==============


NOTE 16--MAJOR CUSTOMER & VENDORS

     Two major customers, related parties, accounted for approximately 63.0% of the Company's net sales on a consolidated basis for the year ended December 31, 2001 and one major customer, a related party, accounted for 48.1% and 47.9% of the Company's net sales on a consolidated basis for the years ended December 31, 2000 and 1999 . Included in accounts receivable related parties at December 31, 2001 and 2000 is $7,914,838 and $8,270,790 due from these customers. Terms are net 60 days.

     One major vendor, a related party, accounted for approximately 57.6% of the Company's purchases for the year ended December 31, 2001, two major vendors accounted for approximately 26.6% of the Company's purchases for the year ended December 31, 2000 and one major vendor accounted for approximately 22.2% of the Company's purchases for the year ended December 31, 1999. Included in accounts payable at December 31, 2001, 2000 and 1999 is $819,181, $3,212,449 and $351,851
due to these vendors. Terms are net 60 days.

NOTE 17--RELATED PARTY TRANSACTIONS

     The estate of the former President and Director of the Company is the general partner of D.P.S. Associates, a general partnership, which is the lessor of the Company's former executive offices in Los Angeles, California, pursuant to a lease agreement with the Company. The lease provided for base rent of $9,072 on a month-to-month basis. The Company relocated its executive offices to Woodland Hills, California in May 2001 and terminated its lease agreement with D.P.S. Associates.

     A former Director of the Company controls a financial advisory firm, Averil Associates, Inc. ("Averil Associates"), which has performed various services for the Company including investigation of strategic financing and other corporate growth initiatives. As consideration for such services, AGS Stationery paid Averil Associates the aggregate amount of $26,123, plus out of pocket expenses. As additional compensation for such services, in 1997, AGS Stationery granted to Chloe Holdings, Inc., an affiliate of Averil Associates, warrants to purchase up to 135 shares of Common Stock of AGS Stationery. Effective upon the Conversion, the Chloe Warrants became exercisable for 22,841 shares of the Common Stock of the Company at $0.76 per share and the Company also paid Averil Associates an additional $175,000 upon consummation of the Company's initial public offering for services rendered in connection therewith. The Chloe warrants were exercised in November 1999. On September 10, 2001, the Company issued an additional 20,000 warrants to Chloe Holdings, Inc. for consulting services provided to the Company. The

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



warrants are exercisable at $5.00 per share and expire on July 18, 2004. Consulting fees paid to Averil Associates for the years ended December 31, 2001, 2000 and 1999 amounted to $366,000, $18,655 and $0.

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

     Commencing in December 1998, the Company began to provide trim products to Tarrant for its operations in Mexico. In connection therewith, the Company purchased $2.25 million of Tarrant's existing inventory in December 1998 for resale to Tarrant. Total sales to Tarrant for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $18,438,000, $23,760,000 and
$15,500,000. As of December 31, 2001, 2000 and 1999, accounts receivable related parties included approximately $4,995,000, $8,270,000 and $2,047,000 due from Tarrant. Terms are net 60 days.

     Commencing in December 2000, the Company began to provide trim products to Azteca Production International, Inc for its operations in Mexico. In connection therewith, the Company purchased $4.0 million of Azteca's existing inventory in December 2000 for resale to Azteca. Total sales to Azteca for the years ended December 31, 2001 and 2000 amounted to approximately $9,016,000 and $1,878,000. As of December 31, 2001 and 2000, accounts receivable related parties included approximately $2,920,000 and $771,000 due from Azteca. Terms are net 60 days.

     Sales to Brilliant Digital Entertainment, a company in which two of its officers are also members of the Board of Directors of the Company, amounted to $144,000 for the year ended December 31, 1999. Included in accounts receivable related party at December 31, 1999 was $81,400 due from this related company. Terms are net 30 days.

     Included in due from related parties at December 31, 2001 and 2000 is $814,219 and $513,614, respectively, of unsecured notes and advances to officers, members of the Board of Directors and stockholders of the Company. The notes and advances bear interest at 7.5%, 8.5% and prime and are due on demand.

     In August 1999, Mark Dyne, a member of the Board of Directors, loaned the Company $160,000. This indebtedness is evidenced by an unsecured promissory note dated August 17, 1999. The principal, which bears an interest rate at 7% per annum, and interest are due and payable on demand. The Company repaid $95,205 of the principal balance during the year ended December 31, 2001.

     Consulting fees paid to Diversified Investments, a company owned by a member of the Board of Directors of the Company, amounted to $150,000, $87,500 and $0 for the years ended December 31, 2001, 2000 and 1999.

     Consulting fees paid for services provided by a member of the Board of Directors amounted to $64,900, $87,200 and $1,900 for the years ended December 31, 2001, 2000 and 1999.

     On February 1, 2001, 15,000 options held by a former director of the Company were exercised.

     In October 1998, the Company adopted a stockholder's rights plan. Under the rights plan the Company distributed one preferred share purchase right for each outstanding share of Common Stock

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

NOTE 18 -RESTRUCTURING CHARGES

     During the first quarter of 2001, the Company implemented a plan to restructure certain business operations. In accordance with the restructuring plan, the Company closed its Tijuana, Mexico, facilities and relocated its TALON brand operations to Miami, Florida. In addition, the Company incurred costs related to the reduction of its Hong Kong operations, the relocation of its corporate headquarters from Los Angeles, California, to Woodland Hills, California, and the downsizing of its corporate operations by eliminating certain corporate expenses related to sales and marketing, customer service and general and administrative expenses. A total of 221 employees were terminated or resigned as part of the Company's restructuring plan. Total restructuring charges for the year ended 2001 amounted to $1,561,623, including $355,769 of benefits paid to terminated employees. Included in accrued expenses at December 31, 2001 was $114,554 of accrued restructuring charges consisting of future payments to former employees.

NOTE 19 - QUARTERLY RESULTS (UNAUDITED)

     Quarterly results for the years ended December 31, 2001, 2000 and 1999 are reflected below:

                                              FOURTH (1)         THIRD          SECOND         FIRST (1)
  ---------------------------------------------------------------------------------------------------------
  2001
  Revenue                                   $  7,770,704     $ 11,039,211    $ 14,619,136    $ 10,138,579
  Operating income (loss)                   $   (611,524)    $     58,542    $ 1,233,141     $   (932,671)
  Net income (loss)                         $   (591,496)    $   (198,644)   $   709,461     $ (1,145,072)
  Basic earnings (loss) per share           $      (0.08)    $      (0.03)   $      0.09     $      (0.14)
  Diluted earnings (loss) per share         $      (0.08)    $      (0.03)   $      0.09     $      (0.14)

  2000
  Revenue                                   $ 12,297,227     $ 17,514,987    $ 11,358,628    $ 8,190,824
  Operating income                          $    564,289     $    945,751    $   600,434     $   436,209
  Net income                                $    385,566     $    546,061    $   345,451     $   262,107
  Basic earnings per share                  $       0.06     $       0.08    $      0.05     $      0.04
  Diluted earnings per share                $       0.05     $       0.08    $      0.05     $      0.04
  ---------------------------------------------------------------------------------------------------------

(1) The Company recorded a Restructuring Charge of $1,257,598 and $304,025 during the first and fourth quarters of 2001.


     Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

         INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT ON SCHEDULE II

To the Board of Directors

Tag-it Pacific, Inc.

Los Angeles, California



The audits referred to in our report, dated March 8, 2002, included the related financial statement schedule as of December 31, 2001, and for each of the three years in the period ended December 31, 2001, included in the annual report on Form 10-K of Tag-it Pacific, Inc. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.





                                BDO Seidman, LLP



Los Angeles, California

March 8, 2002

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                         COLUMN A                     COLUMN B         COLUMN C        COLUMN D       COLUMN E
                         --------                     --------         --------        --------       --------
                                                     Balance at                                      Balance at
                                                     Beginning                                         End of
                        DESCRIPTION                   of year         Additions       Deductions        Year
                        -----------                  -----------      -----------     -----------    -----------
         2001
         Allowance for doubtful accounts deducted
         from accounts receivable in the balance
         sheet.................................... $    299,224     $    600,200    $    330,799   $    568,625
         Reserve for obsolescence deducted from
         inventories on the balance sheet......... $          -     $  1,058,016    $  1,058,016   $          -
                                                     -----------      -----------     -----------    -----------
                                                   $    299,224     $  1,658,216    $  1,388,815   $    568,625
                                                     ===========      ===========     ===========    ===========
         2000
         Allowance for doubtful accounts deducted
         from accounts receivable in the balance
         sheet.................................... $     54,998     $    445,176    $    200,950   $    299,224
         Reserve for obsolescence deducted from
         inventories on the balance sheet......... $     24,050     $  1,146,563    $  1,170,613   $          -
                                                     -----------      -----------     -----------    -----------
                                                   $     79,048     $  1,591,739    $  1,371,563   $    299,224
                                                     ===========      ===========     ===========    ===========
         1999
         Allowance for doubtful accounts deducted
         from accounts receivable in the balance
         sheet.................................... $    271,113     $          -    $    216,115   $     54,998
         Reserve for obsolescence deducted from
         inventories on the balance sheet......... $    407,367     $          -    $    383,317   $     24,050
                                                     -----------      -----------     -----------    -----------
                                                   $    678,480     $          -    $    599,432   $     79,048
                                                     ===========      ===========     ===========    ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item 10 will appear in the proxy statement for the 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information regarding executive compensation will appear in the proxy statement for the 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management will appear in the proxy statement for the 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions will appear in the proxy statement for the 2002 Annual Meeting of Stockholders, and is incorporated by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)       (1)  FINANCIAL STATEMENTS - See Item 8 of this Form 10-K annual report.

          (2) REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -- See Item 8 of this Form 10-K annual report.

          (3) INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT ON SCHEDULE II -- See Item 8 of this Form 10-K annual report.

          (4) FINANCIAL STATEMENT SCHEDULE II - See Item 8 of this Form 10-K annual report.

          (5) EXHIBITS -- See Exhibit Index attached to this Form 10-K annual report.

(b)       (1)  Report on Form 8-K, filed January 7, 2002, reporting under
               Item 5, our entering into an Asset Purchase Agreement dated December 21, 2001 for the purchase of the Talon trade name.

               Report on Form 8-K, filed January 23, 2002, reporting under (2)
               Item 5, our entering into Stock and Warrant Purchase Agreements dated December 28, 2001, January 7, 2002 and January 8, 2002 with various private investors.

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

SIGNATURE                          TITLE                                   DATE


     /S/ MARK DYNE                 Chairman of the Board of Directors      March 28, 2002
---------------------------
Mark Dyne


     /S/ COLIN DYNE                Chief Executive Officer and             March 28, 2002
---------------------------        Director
Colin Dyne


     /S/ RONDA SALLMEN             Chief Financial Officer
---------------------------
Ronda Sallmen                                                              March 28, 2002


     /S/ KEVIN BERMEISTER          Director                                March 28, 2002
---------------------------
Kevin Bermeister


     /S/MICHAEL KATZ               Director
---------------------------
Michael Katz                                                               March 28, 2002


     /S/JONATHAN BURSTEIN          Director and Vice President             March 28, 2002
---------------------------        of Operations
Jonathan Burstein


     /S/ BRENT COHEN               Director
---------------------------
Brent Cohen                                                                March 28, 2002


     /S/ DONNA ARMSTRONG           Director                                March 28, 2002
---------------------------
Donna Armstrong

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                EXHIBIT DESCRIPTION

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

10.37 Guaranty, dated as of October 4, 2000, by A.G.S. Stationery, Inc. in favor or Mark I. Dyne. Incorporated by reference to Exhibit 10.40 to Form 10-K filed on April 4, 2001.

10.38 Guaranty, dated as of October 4, 2000, by Tag-It, Inc. in favor of Mark I. Dyne. Incorporated by reference to Exhibit 10.41 to Form 10-K filed on April 4, 2001.

10.39 Guaranty, dated as of October 4, 2000, by Talon International, Inc. in favor of Mark I. Dyne. Incorporated by reference to Exhibit 10.42 to Form 10-K filed on April 4, 2001.

10.40 Intercreditor Agreement, dated as of October 4, 2000, by and among Mark I. Dyne, Sanwa Bank California, the Registrant, Tag-It, Inc., Talon International, Inc. and A.G.S. Stationery, Inc. Incorporated by reference to Exhibit 10.43 to Form 10-K filed on April 4, 2001.

10.41 Security Agreement, dated as of October 4, 2000, between A.G.S. Stationery, Inc. and Mark I. Dyne. Incorporated by reference to
          Exhibit 10.44 to Form 10-K filed on April 4, 2001. Incorporated by reference to Exhibit 10.44 to Form 10-K filed on April 4, 2001.

10.42 Security Agreement, dated as of October 4, 2000, between Tag-It, Inc. and Mark I. Dyne. Incorporated by reference to Exhibit 10.45 to Form 10-K filed on April 4, 2001.

10.43 Security Agreement, dated as of October 4, 2000, between Talon International Inc. and Mark I. Dyne. Incorporated by reference to
          Exhibit 10.46 to Form 10-K filed on April 4, 2001.

10.44 Security Agreement, dated as of October 4, 2000, between Tag-It Pacific, Inc. and Mark I. Dyne. Incorporated by reference to Exhibit
          10.47 to Form 10-K filed on April 4, 2001.

10.45 Convertible Secured Subordinated Promissory Note, dated October 4, 2000, provided by Mark I. Dyne to the Registrant. Incorporated by reference to Exhibit 10.48 to Form 10-K filed on April 4, 2001.

10.46 Credit Agreement, dated as of September 30, 2000, among A.G.S. Stationery, Inc., Tag-It, Inc., Talon International, Inc. and Sanwa Bank California. Incorporated by reference to Exhibit 10.49 to Form 10-K filed on April 4, 2001.

10.47 Promissory Note, dated as of October 11, 2000, provided by Tag-It, Inc. in favor of Sanwa Bank California. Incorporated by reference to
          Exhibit 10.50 to Form 10-K filed on April 4, 2001.

10.48 Trim Handling Agreement, dated as of December 29, 1999, among the Registrant, Tarrant Apparel Group, Inc. & Tagmex and Tag-It de Mexico S.A. Incorporated by reference to Exhibit 10.51 to Form 10-K filed on April 4, 2001.

10.49 Continuing Guaranty, dated October 12, 2000, among Sanwa Bank California, Tag-It, Inc., Talon International, Inc. and A.G.S. Stationery, Inc. Incorporated by reference to Exhibit 10.52 to Form 10-K filed on April 4, 2001.

10.50 Supply Agreement entered into on December 22, 2000, by and between the Company, Hubert Guez, Paul Guez and Azteca Production International, Inc., AZT International SA D RL, and Commerce Investment Group, LLC.* Incorporated by reference to Exhibit 10.53 to Form 10-K filed on April 4, 2001.

10.51 Investor Rights Agreement entered into on December 22, 2000, by and between the Company and Commerce Investment Group, LLC. Incorporated by reference to Exhibit 10.54 to Form 10-K filed on April 4, 2001.

10.52 Voting Agreement entered into on December 22, 2000, by and between the Company, Hubert Guez, Paul Guez and Azteca Production International, Inc., AZT International SA D RL, Commerce Investment Group, LLC, and Colin Dyne. Incorporated by reference to Exhibit 10.55 to Form 10-K filed on April 4, 2001.

10.53 Right of First Refusal and Sale Agreement entered into on December 22, 2000, by and between the Company, Hubert Guez, Paul Guez and Azteca Production International, Inc., AZT International SA D RL, Commerce Investment Group, LLC, and Colin Dyne. Incorporated by reference to
          Exhibit 10.56 to Form 10-K filed on April 4, 2001.

10.54 Series C Preferred Stock Purchase Agreement, dated as of September 20, 2001, between Tag-it Pacific, Inc. and Coats North America Consolidated, Inc. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on October 15, 2001.

10.55 Investor Rights Agreement, dated as of September 20, 2001, between Tag-it Pacific, Inc. and Coats North America Consolidated, Inc. Incorporated by reference to Exhibit 99.2 to Form 8-K filed on October 15, 2001.

10.56 Co-Marketing and Supply Agreement, dated as of September 20, 2001, between Tag-it Pacific, Inc. and Coats America, Inc. Incorporated by reference to Exhibit 99.3 to Form 8-K filed on October 15, 2001.

10.57 Purchase Money Security Agreement, dated as of September 20, 2001, between Tag-it Pacific, Inc. and Coats America, Inc. Incorporated by reference to Exhibit 99.4 to Form 8-K filed on October 15, 2001.

10.58 Certificate of Designation of Series C Convertible Redeemable Preferred Stock. Incorporated by reference to Exhibit 99.5 to Form 8-K filed on October 15, 2001.

10.59 Asset Purchase Agreement, dated as of December 21, 2001, among Tag-it Pacific, Inc., Groupo Industrial Cierres Ideal, S. A. de C.V., Talon, Inc. and Industias Unidas, S.A. de C.V. Incorporated by reference to
          Exhibit 99.1 to Form 8-K filed on January 7, 2002.

10.60 Promissory Note, dated as of December 21, 2001, by Tag-it Pacific, Inc. for the benefit of Talon, Inc. Incorporated by reference to
          Exhibit 99.2 to Form 8-K filed on January 7, 2002.

10.61 Stockholders Agreement, dated as of December 21, 2001, among Tag-it Pacific, Inc. and Talon, Inc. Incorporated by reference to Exhibit
          99.3 to Form 8-K filed on January 7, 2002.

10.62 Mutual Release, dated as of December 21, 2001, among Tag-it Pacific, Inc., Etic Art S.A. de C.V. and Cierres Ideal de Mexico, S. A. de C.V. Incorporated by reference to Exhibit 99.4 to Form 8-K filed on January 7, 2002.

10.63 Escrow Agreement, dated as of December 21, 2001, among Tag-it Pacific, Inc., Talon, Inc. and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 99.5 to Form 8-K filed on January 7, 2002.

10.64 Form of Stock and Warrant Purchase Agreement dated December 28, 2001. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on January 23, 2002.

10.65 Form of Warrant to Purchase Common Stock Agreements dated December 28, 2001. Incorporated by reference to Exhibit 99.2 to Form 8-K filed on January 23, 2002.

10.66 Form of Stockholders Agreements dated December 28, 2001. Incorporated by reference to Exhibit 99.3 to Form 8-K filed on January 23, 2002.

10.67 Form of Investor Rights Agreements dated December 28, 2001. Incorporated by reference to Exhibit 99.4 to Form 8-K filed on January 23, 2002.

23.1      Consent of BDO Seidman, LLP.

24.1      Power of Attorney (included on signature page).

     * Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 406 of the General Rules and Regulations under the Securities Act of 1933, as amended.