Form 10-Q
period 2002-03-31
TAG IT PACIFIC INC
filed 2002-05-06
CIK 1047881

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2002.

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

                                Yes [X]    No [_]

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 9,282,909 shares issued and outstanding as of May 3, 2002.

================================================================================

                              TAG-IT PACIFIC, INC.

                               INDEX TO FORM 10-Q



PART I FINANCIAL INFORMATION                                                PAGE

Item 1.   Consolidated Financial Statements....................................3

          Consolidated Balance Sheets as of
          March 31, 2002 (unaudited) and December 31, 2001.....................3

          Consolidated Statements of Operations (unaudited) for the
          Three Months Ended March 31, 2002 and 2001...........................4

          Consolidated Statements of Cash Flows (unaudited) for
          the Three Months Ended March 31, 2002 and 2001.......................5

          Notes to the Consolidated Financial Statements.......................7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................10

Item 3    Quantitative and Qualitative Disclosures About Market Risk..........24


PART II OTHER INFORMATION

Item 1.   Legal Proceedings...................................................25

Item 2.   Change in Securities................................................25

Item 6.   Exhibits and Reports on Form 8-K....................................25

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.


                              TAG-IT PACIFIC, INC.
                           Consolidated Balance Sheets

                                                               March 31,        December
                                                                 2002           31, 2001
                                                              -------------   -------------
                                 Assets                       (unaudited)
Current Assets:
Cash and cash equivalents..................................   $     65,340    $     46,948
Due from factor............................................        134,356         105,749
Trade accounts receivable, net.............................      3,244,468       3,037,034
Trade accounts receivable, related parties.................      8,192,037       7,914,838
Refundable income taxes....................................        259,605         259,605
Due from related parties...................................        827,339         814,219
Inventories................................................     21,652,076      20,450,740
Prepaid expenses and other current assets..................        443,973         408,146
Deferred income taxes......................................        107,599         107,599
                                                              -------------   -------------
      Total current assets.................................     34,926,793      33,144,878

Property and Equipment, net of accumulated
  depreciation and amortization............................      2,415,375       2,592,965
Tradename..................................................      4,110,750       4,110,750
Other assets...............................................        906,450         944,912
                                                              -------------   -------------
Total assets...............................................   $ 42,359,368    $ 40,793,505
                                                              =============   =============
Liabilities, Convertible Redeemable Preferred Stock
and Stockholders' Equity
Current Liabilities:
  Line of credit...........................................   $  9,628,741    $  9,660,581
  Accounts payable.........................................      5,806,945       5,176,436
  Accrued expenses.........................................      1,808,437       1,609,378
  Note payable.............................................         25,200          25,200
  Subordinated notes payable to related parties............        849,971         849,971
  Current portion of capital lease obligations.............        104,438         180,142
  Current portion of subordinated note payable.............      1,200,000       1,100,000
                                                              -------------   -------------
        Total current liabilities..........................     19,423,732      18,601,708

Capital lease obligations, less current portion............         58,443          69,030
Subordinated note payable, less current portion............      3,500,000       3,800,000
                                                              -------------   -------------
        Total liabilities..................................     22,982,175      22,470,738
                                                              -------------   -------------
Convertible redeemable preferred stock Series C,
  $0.001 par value; 759,494 shares authorized;
  759,494 shares issued and outstanding at
  March 31, 2002 and December 31, 2001
  (stated value $3,000,000)................................      2,895,001       2,895,001

Stockholders' equity:
  Preferred stock, Series A $0.001 par value;
    250,000 shares authorized,
    no shares issued or outstanding........................              -               -
  Convertible preferred stock Series B,
    $0.001 par value; 850,000 shares
    authorized; no shares issued or outstanding............              -               -
  Common stock, $0.001 par value,
    30,000,000 shares authorized;
    9,126,409 shares issued and outstanding at
    March 31, 2002; 8,769,910 at December 31, 2001.........          9,127           8,771
  Additional paid-in capital...............................     16,094,029      15,048,971
  Retained earnings........................................        379,036         370,024
                                                              -------------   -------------
Total stockholders' equity ................................     16,482,192      15,427,766
                                                              -------------   -------------
Total liabilities, convertible redeemable
preferred stock and stockholders' equity...................   $ 42,359,368    $ 40,793,505
                                                              =============   =============


           See accompanying notes to consolidated financial statements

                              TAG-IT PACIFIC, INC.

                      Consolidated Statements of Operations
                                   (unaudited)


                                                 Three months Ended March 31,
                                                --------------------------------
                                                    2002              2001
                                                --------------    --------------
Net sales.................................      $   9,325,056     $  10,138,579

Cost of goods sold........................          6,690,713         7,295,051
                                                --------------    --------------
   Gross profit...........................          2,634,343         2,843,528

Selling expenses..........................            394,867           480,081

General and administrative expenses.......          1,905,131         2,038,520

Restructuring charges (Note 3) ...........                  -         1,257,598
                                                --------------    --------------
   Total operating expenses...............          2,299,998         3,776,199

Income (loss) from operations.............            334,345          (932,671)

Interest expense, net.....................            261,743           513,799
                                                --------------    --------------
Income (loss) before income taxes.........             72,602        (1,446,470)

Provision (benefit) for income taxes......             18,590          (301,398)
                                                --------------    --------------
   Net income (loss) .....................      $      54,012     $  (1,145,072)
                                                ==============    ==============
Less:  Preferred stock dividends..........             45,000                 -
                                                --------------    --------------
Net income (loss) to common shareholders..      $       9,012     $  (1,145,072)
                                                ==============    ==============

Basic earnings (loss) per share...........      $        0.00     $       (0.14)
                                                ==============    ==============
Diluted earnings (loss) per share.........      $        0.00     $       (0.14)
                                                ==============    ==============
Weighted average number of common shares
outstanding:

   Basic..................................          9,013,511         7,995,133
                                                ==============    ==============
   Diluted................................          9,327,641         7,995,133
                                                ==============    ==============



          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.

                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                                                    Three months Ended March 31,
                                                                              3131,31,
                                                                    ------------------------------
                                                                         2002           2001
                                                                     --------------  -------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net income (loss).............................................    $      54,012   $ (1,145,072)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
   Depreciation and amortization.................................          274,505        356,879
   Increase in allowance for doubtful accounts...................                -         67,218
   Loss on sale of assets........................................                -         27,141
Changes in operating assets and liabilities:
     Receivables, including related parties......................         (513,240)       900,607
     Inventories.................................................       (1,201,336)      (524,960)
     Other assets................................................           (9,323)         4,225
     Prepaid expenses and other current assets...................          (35,826)        47,096
     Accounts payable............................................          630,509        111,254
     Accrued restructuring charges...............................         (114,554)       808,703
     Accrued expenses............................................          256,797        432,089
     Income taxes payable........................................           18,782       (303,829)
                                                                     --------------  -------------
Net cash provided (used) by operating activities.................         (639,674)       781,351
                                                                     --------------  -------------
Cash flows from investing activities:
   Additional loans to related parties...........................          (13,120)      (118,167)
   Acquisition of property and equipment.........................          (49,129)      (146,097)
   Proceeds from sale of fixed assets............................                -        118,880
                                                                     --------------  -------------
Net cash used in investing activities............................          (62,249)      (145,384)
                                                                     --------------  -------------
Cash flows from financing activities:
   Bank overdraft................................................                -       (584,831)
   Repayment of bank line of credit, net.........................          (31,840)      (279,009)
   Proceeds from private placement transactions..................        1,029,996              -
   Proceeds from exercise of stock options.......................            8,450         19,500
   Proceeds from capital leases..................................                -         87,556
   Repayment of capital leases...................................          (86,291)       (91,333)
   Proceeds from notes payable...................................                -        180,000
   Repayment of notes payable....................................         (200,000)       (70,846)
                                                                     --------------  -------------
Net cash provided (used) by financing activities.................          720,315       (738,963)
                                                                     --------------  -------------

Net increase (decrease) in cash..................................           18,392       (102,996)
Cash at beginning of period......................................           46,948        128,093
                                                                     --------------  -------------
Cash at end of period............................................    $      65,340   $     25,097
                                                                     ==============  =============

Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest paid...............................................    $     221,834   $    513,799
     Income taxes paid...........................................    $         439   $      2,430
    Non-cash financing activity:
     Common stock issued in acquisition of assets................    $           -   $    500,000


                 See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.

                 Notes to the Consolidated Financial Statements

                                   (unaudited)



1.   PRESENTATION OF INTERIM INFORMATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of Tag-It Pacific, Inc. and Subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-K for the year ended December 31, 2001.


2.   EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                INCOME                          PER SHARE
THREE MONTHS ENDED MARCH 31, 2002:              (LOSS)           SHARES           AMOUNT
                                              -------------     ------------    -----------
Basic earnings per share:
Income available to common stockholders       $      9,012        9,013,511     $     0.00

Effect of Dilutive Securities:
Options                                                             260,253
Warrants                                                             53,877
                                              -------------     ------------    -----------
Income available to common stockholders       $      9,012        9,327,641     $     0.00
                                              =============     ============    ===========

THREE MONTHS ENDED MARCH 31, 2001:
Basic earnings per share:
Loss available to common stockholders         $ (1,145,072)       7,995,133     $    (0.14)

Effect of Dilutive Securities:
Options                                                                   -
Warrants                                                                  -
                                              -------------     ------------    -----------
Loss available to common stockholders         $ (1,145,072)       7,995,133     $    (0.14)
                                              =============     ============    ===========


     Warrants to purchase 523,332 shares of common stock at between $4.34 and $6.00, options to purchase 646,000 shares of common stock at between $4.00 and $4.63, convertible debt of $500,000 convertible at $4.50 per share and 759,494 shares of preferred Series C stock convertible at $4.94 per share were outstanding for the three months ended March 31, 2002, but were not included in the computation of diluted earnings per share because exercise or conversion would have an antidilutive effect on earnings per share.

     Warrants to purchase 80,000, 110,000, 39,235 and 35,555 shares of common stock at $6.00, $4.80, $0.71 and $1.50, options to purchase 1,262,500 shares of common stock at between $1.30 and $4.63 and convertible debt of $500,000 convertible at $4.50 per share were outstanding for the three months ended March 31, 2001, but were not included in the computation of diluted earnings per share because exercise or conversion would have an antidilutive effect on earnings per share. For the three months ended March 31, 2001, 850,000 shares of preferred Series B stock convertible when the average trading price of the Company's stock for a 30-day consecutive period is equal to or greater than $8.00 per share were not included in the computation of diluted earnings per share because the conversion contingency related to these preferred shares was not met.


3.   RESTRUCTURING CHARGES

     During the first quarter of 2001, the Company implemented a plan to restructure certain business operations. In accordance with the restructuring plan, the Company closed its Tijuana, Mexico, facilities and relocated its TALON brand operations to Miami, Florida. In addition, the Company incurred costs related to the reduction of its Hong Kong operations, the relocation of its corporate headquarters from Los Angeles, California, to Woodland Hills, California, and the downsizing of its corporate operations by eliminating certain corporate expenses related to sales and marketing, customer service and general and administrative expenses. Total restructuring charges for the first and fourth quarters of 2001 amounted to $1,257,598 and $304,025, including $355,769 of benefits paid to terminated employees. Included in accrued expenses at December 31, 2001 was $114,554 of accrued restructuring charges consisting of future payments to former employees paid in the first quarter of 2002.


4.   PRIVATE PLACEMENTS

     In a series of sales on December 28, 2001, January 7, 2002 and January 8, 2002, the Company entered into Stock and Warrant Purchase Agreements with three private investors, including Mark Dyne, the chairman of the Company's board of directors. Pursuant to the Stock and Warrant Purchase Agreements, the Company issued an aggregate of 516,665 shares of common stock at a price per share of $3.00 for aggregate proceeds of $1,549,995. The Stock and Warrant Purchase Agreements also include a commitment by one of the private investors to purchase an additional 400,000 shares of common stock at a price per share of $3.00 at second closings (subject of certain conditions) on or prior to October 1, 2002 for additional proceeds of $1,200,000. Pursuant to the Stock and Warrant purchase agreements, 258,332 warrants to purchase common stock were issued at the first closing of the transactions and 200,000 warrants are to be issued at the second closings. The warrants are exercisable immediately after closing, one half of the warrants at an exercise price of 110% and the second half at an exercise price of 120% of the market value of the Company's common stock on the date of closing. The exercise price for the warrants shall be adjusted upward by 25% of the amount, if any, that the market price of our common stock on the exercise date exceeds the initial exercise price (as adjusted) up to a maximum exercise price of $5.25. The warrants have a term of four years. The shares contain restrictions related to the sale or transfer of the shares, registration and voting rights. Total shares and warrants issued during the year ended December 31, 2001 amount to 266,666 and 133,332. Total shares and warrants issued in January 2002 amounted to 249,999 and 125,000.

     In March 2002, one of the private investors purchased an additional 100,000 shares of common stock at a price per share of $3.00 pursuant to the second closing provisions of the related agreement for total proceeds of $300,000. The remaining commitment under this agreement is for an additional 300,000 shares with aggregate proceeds of $900,000. Pursuant to the second closing provisions of the Stock and Warrant Purchase Agreement, 50,000 warrants were issued to the investor.

5.   EXCLUSIVE LICENSE AND INTELLECTUAL PROPERTY RIGHTS AGREEMENT

     On April 2, 2002, the Company entered into an Exclusive License and Intellectual Property Rights Agreement (the "Agreement") with Pro-Fit Holdings Limited ("Pro-Fit"). The Agreement gives the Company the exclusive rights to sell or sublicense waistbands manufactured under patented technology developed by Pro-Fit for garments manufactured anywhere in the world for the United States market and all United States brands. In accordance with the Agreement, the Company issued 150,000 shares of its common stock at the market value of the stock on the date of the Agreement. The shares contain restrictions related to the transfer of the shares and registration rights. The Agreement has an indefinite term that extends for the duration of the trade secrets licensed under the agreement.

     Future minimum annual royalty payments due under the Agreement are as follows:


     YEARS ENDING DECEMBER 31,                          Amount
                                                      -----------
     2002.........................................    $  150,000
     2003.........................................        75,000
     2004.........................................       200,000
     2005.........................................       400,000
     2006.........................................       225,000
                                                      ----------
     Total minimum royalties......................    $1,050,000
                                                      ===========


6.   CONTINGENCIES

     The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


7.   NEW ACCOUNTING PRONOUNCEMENTS

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

     The Company has adopted SFAS 141 and 142 effective January 1, 2002. The Company's previous business combinations were accounted for using the purchase method and there are no intangible assets acquired in connection with the business combinations that are required to be recognized separately from goodwill. The Company ceased amortization of goodwill effective as of January 1, 2002. As provided by SFAS 142, the initial testing of goodwill for possible impairment will be completed within the first six months of 2002 and final testing, if possible impairment has been identified, by the end of the year. As of March 31, 2002, the net carrying amount of goodwill is $450,000.

     Another intangible asset, totaling $4,110,750 at January 1, 2002, consists of the Talon tradename and trademarks acquired on December 21, 2001 under an asset purchase agreement with Talon, Inc. and Grupo Industrial Cierres Ideal, S.A. de C.V. The Company has determined that this intangible asset has an indefinite life and therefore, ceased amortization in accordance with SFAS 142 beginning January 1, 2002. The impairment test was completed as of January 1, 2002 and did not result in an impairment charge.

     In accordance with SFAS 142, prior period amounts were not restated. The March 31, 2001 net loss adjusted for the exclusion of amortization of goodwill would have been $12,500 less than reported and there would have been no difference in basic or diluted earnings per share.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of this Statement had no material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read together with the Consolidated Financial Statements of Tag-It Pacific, Inc. and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-Q.

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tag-It Pacific, Inc. for the three months ended March 31, 2002 and 2001. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     o Inventory is evaluated on a continual basis and reserve adjustments are made based on management's estimate of future sales value, if any, of specific inventory items. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known. Certain inventories are subject to buyback agreements with our customers. The buyback agreements contain provisions related to the inventory purchased on behalf of our customers. In the event that inventories remain with us in excess of six months from our receipt of the goods from our vendors, the customer is required to purchase the inventories from us under normal invoice and selling terms. These buyback agreements are considered in management's estimate of future market value of inventories.


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

     We also serve as specified supplier for a variety of major retail brand and private label oriented companies. We seek to expand our services as a vendor of select lines of trim items for such customers to being a preferred or single source provider of all of such brand customer's authorized trim requirements. Our ability to offer brand name and private label oriented customers a full range of trim products is attractive because it enables our customers to address their quality and supply needs for all of their trim requirements from a single source, avoiding the time and expense necessary to monitor quality and supply from multiple vendors and manufacturer sources. In addition, by becoming a specified supplier to brand customers, we have an opportunity to become the preferred or sole vendor of trim items for all contract manufacturers of apparel under that brand name.

     On April 2, 2002, we entered into an exclusive license and intellectual property rights agreement with Pro-Fit Holdings Limited. This agreement gives us the exclusive rights to sell or sublicense waistbands manufactured under patented technology developed by Pro-Fit Holdings for garments manufactured anywhere in the world for the United States market and for all United States brands. The new technology allows pant manufacturers to build a stretch factor into standard waistbands that does not alter the appearance of the garment, but allows the waist to stretch out and back by as much as two waist sizes. Through our trim package business, and our TALON line of zippers, we are already focused on the North American bottoms market. This product compliments our existing product line and we intend to integrate the production of the waistbands into our existing infrastructure. We will also target our existing customer base as a ready-made market for this product. The exclusive license and intellectual property rights agreement has an indefinite term that extends for the duration of the trade secrets licensed under the agreement.

     On December 21, 2001, we entered into an asset purchase agreement with Talon, Inc. and Grupo Industrial Cierres Ideal, S.A. de C.V. whereby we purchased certain TALON zipper assets, including the TALON(R) zipper brand name, trademarks, patents, technical field equipment and inventory. Since July 2000, we have been the exclusive distributor of TALON brand zippers. TALON is an American brand with significant name recognition and brand equity. TALON was the original pioneer of the formed wire metal zipper for the jeans industry and is a specified zipper brand for manufacturers in the sportswear and outerwear markets. The TALON acquisition is an important step in our strategy to offer a complete high quality trim package to apparel manufacturers. Our transition from a distributor to an owner of the TALON brand name better positions us to revitalize the TALON brand name and capture increased market share in the industry. As the owner of the TALON brand name, we believe we will be able to more effectively respond to customer needs and better maintain the quality and value of the TALON products.

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

     Pursuant to the terms of the preferred stock purchase agreement, we received a cash investment of $3 million from Coats North America Consolidated in exchange for 759,494 shares of series C convertible redeemable preferred stock. London-based Coats, plc is the world's largest manufacturer of industrial thread and textile-related craft products. Coats has operations in 65 countries and has a North American presence in the United States, Canada, Mexico, Central America and the Caribbean.

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

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                 ------------------------
                                                   2002           2001
                                                 ---------      ---------
    Net sales                                       100.0 %        100.0 %
    Cost of goods sold                               71.7           72.0
                                                 ---------      ---------
    Gross profit                                     28.3           28.0
    Selling expenses                                  4.2            4.7
    General and administrative expenses              20.4           20.1
    Restructuring charges                               -           12.4
                                                 ---------      ---------
    Operating income (loss)                           3.7 %         (9.2)%
                                                 =========      =========


RESTRUCTURING PLAN

     During the first quarter of 2001, we implemented a plan to restructure certain of our business operations. In accordance with the restructuring plan, we closed our Tijuana, Mexico, facilities and relocated our TALON brand operations to Miami, Florida. In addition, we incurred costs related to the reduction of our Hong Kong operations, the relocation of our corporate headquarters from Los Angeles, California, to Woodland Hills, California, and the downsizing of our corporate operations by eliminating certain corporate expenses related to sales and marketing, customer service and general and administrative expenses. Total restructuring charges for the first and fourth quarters of 2001 amounted to $1,257,598 and $304,025, including $355,769 of benefits paid to terminated employees. We believe these restructuring measures will reduce our overhead, sales and marketing and general and administrative expenses in the future.

RESULTS OF OPERATIONS

     Net sales decreased approximately $814,000, or 8.0%, to $9,325,000 for the three months ended March 31, 2002 from $10,139,000 for the three months ended March 31, 2001. The decrease in net sales was primarily due to a decrease in zipper sales under our exclusive license and distribution agreement of TALON products, which began in July 2000. Our exclusive vendor of TALON products discontinued manufacturing these products in December 2000. We have successfully negotiated with alternative vendors for TALON products and do not anticipate any further reductions of TALON sales from present levels. In addition, our purchase of the TALON brand name and trademarks in December 2001 will enable us to better control products offerings, selling prices and profit margins to our customers. The decrease in net sales for the quarter was offset by an increase in trim-related sales from our Tlaxcala, Mexico operations under our MANAGED TRIM SOLUTION program. The overall decrease in sales compared to the prior year is due to a general slow down of the economy and consumer spending. Management estimates, based on current customer orders, that there will be a rebound in our net sales through fiscal 2002 and we estimate that we will exceed 2001 sales levels.

     Gross profit decreased approximately $210,000, or 7.4%, to $2,634,000 for the three months ended March 31, 2002 from $2,844,000 for the three months ended March 31, 2001. Gross margin as a percentage of net sales increased to approximately 28.3% for the three months ended March 31, 2002 as compared to 28.0% for the three months ended March 31, 2001. The increase in gross profit as a percentage of net sales for the three months ended March 31, 2002 was primarily due to a decrease in net sales of TALON products during the quarter. Talon products have a lower gross margin than products included within the complete trim packages we offer to our customers through our MANAGED TRIM SOLUTION. The increase in gross margin for the three months ended March 31, 2002 was also attributable to a decrease in manufacturing and facility costs which was a direct result of the implementation of our restructuring plan in the first quarter of 2001.

     Selling expenses decreased approximately $85,000, or 17.7%, to $395,000 for the three months ended March 31, 2002 from $480,000 for the three months ended March 31, 2001. As a percentage of net sales, these expenses decreased to 4.2% for the three months ended March 31, 2002 compared to 4.7% for the three months ended March 31, 2001. This decrease was due to a reduction of our sales force which was part of our restructuring plan that was implemented in the first quarter of 2001.

     General and administrative expenses decreased approximately $134,000, or 6.6%, to $1,905,000 for the three months ended March 31, 2002 from $2,039,000 for the three months ended March 31, 2001. The decrease in these expenses was due to the reduction of general and administrative expenses in accordance with the implementation of our first quarter 2001 restructuring plan. As a percentage of net sales, these expenses increased to 20.4% for the three months ended March 31, 2002 compared to 20.1% for the three months ended March 31, 2001, because the rate of increase in net sales did not exceed that of general and administrative expenses.

     Interest expense decreased approximately $252,000, or 49.0%, to $262,000 for the three months ended March 31, 2002 from $514,000 for the three months ended March 31, 2001. On May 30, 2001, we replaced our credit facility with a new facility with UPS Capital Global Trade Finance Corporation which provides for increased borrowing availability of up to $20,000,000 and a more favorable interest rate of prime plus 2%. We incurred financing charges of approximately $570,000, including legal, consulting and closing costs, in the first two quarters of 2001 related to our efforts to replace our existing credit facility. As our borrowings under the new UPS Capital credit facility increase due to expanding operations, we anticipate that our interest expense will increase in future periods. This increase in interest expense will be offset by decreases in the prime rate from prior periods.

     The provision for income taxes for the three months ended March 31, 2002 amounted to approximately $19,000 compared to an income tax benefit of $301,000 for the three months ended March 31, 2001. Income taxes increased for the three months ended March 31, 2002 primarily due to increased taxable income.

     Net income was approximately $54,000 for the three months ended March 31, 2002 as compared to a net loss of $1,145,000 for the three months ended March 31, 2001, due primarily to the restructuring charges incurred during the first quarter of 2001 of approximately $1.3 million and the reduction of sales from the prior quarter, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES AND RELATED PARTY TRANSACTIONS

     Cash and cash equivalents increased to $65,000 at March 31, 2002 from $47,000 at December 31, 2001. The increase resulted from $640,000 and $62,000 of cash used by operating and investing activities, offset by $720,000 of cash provided by financing activities.

     Net cash used by operating activities was approximately $640,000 and for the three months ended March 31, 2002 and net cash provided by operating activities was approximately $781,000 for the three months ended March 31, 2001. The decrease in cash provided by operating activities for the three months ended March 31, 2002 resulted primarily from increases in inventories and receivables, which was offset by increases in accounts payable and accrued expenses. Cash provided by operating activities for the three months ended March 31, 2001 resulted primarily from decreased accounts receivable and increased accounts payable and accrued expenses, which was offset by increased inventories and net losses.

     Net cash used in investing activities was approximately $62,000 and $145,000 for the three months ended March 31, 2002 and 2001, respectively. Net cash used in investing activities for the three months ended March 31, 2002 and 2001 consisted primarily of capital expenditures for computer equipment and upgrades.

     Net cash provided by financing activities was approximately $720,000 for the three months ended March 31, 2002 and net cash used in financing activities for the three months ended March 31, 2001 was approximately $739,000. Net cash provided by financing activities for the three months ended March 31, 2002 primarily reflects funds raised from private placement transactions, offset by the repayment of subordinated notes payable. Net cash used in financing activities for the three months ended March 31, 2001 primarily reflects the repayment of a bank overdraft and decreased borrowings under our credit facility.

     On May 30, 2001, we replaced our credit facility with a new facility with UPS Capital Global Trade Finance Corporation which provides for increased borrowing availability of up to $20,000,000. The initial term of the agreement is three years and the facility is secured by substantially all of our assets. The interest rate of the credit facility is at the prime rate plus 2%. The credit facility requires the compliance with certain financial covenants including net worth, fixed charge ratio and capital expenditures. Availability under the UPS Capital credit facility is determined based on a defined formula related to eligible accounts receivable and inventory. Eligible accounts receivable are reduced if our accounts receivable customer balances are concentrated in excess of the percentages allowed under our agreement with UPS Capital. If our business becomes further dependant on one or a limited number of customers, increases in concentration levels of our receivables may limit the receivables deemed eligible under our credit facility which could correspondingly reduce our availability under the UPS Capital credit facility. At March 31, 2002, outstanding borrowings under our UPS Capital credit facility amounted to approximately $9,629,000. At March 31, 2001, outstanding borrowings under our former facility amounted to approximately $9,677,000. Open letters of credit amounted to approximately $50,000 at March 31, 2002. There were no open letters of credit at March 31, 2001.

     We currently satisfy our working capital requirements primarily through cash flow generated from operations and borrowings under our credit facility with UPS Capital. Our maximum availability under the credit facility is $20 million. Our borrowing base availability, calculated based on a defined formula related to eligible accounts receivable and inventory, ranged from approximately $9,900,000 to $13,300,000 from May 30, 2001 to March 31, 2002. A significant decrease in eligible accounts receivable and inventory due to customer concentration levels and the aging of inventory, among other factors, can have an effect on our borrowing capabilities under our credit facility and may not be adequate to satisfy our working capital requirements.

     Historically, we have experienced seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers. During these quarters, borrowing availability under our credit facility may decrease as a result of any decreases in eligible accounts receivables generated from our sales. The decrease in borrowing availability under our credit facility may result in our inability to meet our working capital requirements during the first and fourth quarters of each year.

     The UPS Capital credit facility contains customary covenants restricting our activities as well as those of our subsidiaries, including limitations on certain transactions related to the disposition of assets; mergers; entering into operating leases or capital leases; entering into transactions involving subsidiaries and related parties outside of the ordinary course of business; incurring indebtedness or granting liens or negative pledges on our assets; making loans or other investments; paying dividends or repurchasing stock or other securities; guarantying third party obligations; repaying subordinated debt; and making changes in our corporate structure. The UPS credit facility further requires the compliance with certain financial covenants including net worth, fixed charge coverage ratio and capital expenditures. As of March 31, 2002, we were in compliance with these covenants.

     In a series of sales on December 28, 2001, January 7, 2002 and January 8, 2002, we entered into stock and warrant purchase agreements with three private investors, including Mark Dyne, the chairman of our board of directors. Pursuant to the stock and warrant purchase agreements, we issued an aggregate of 516,665 shares of common stock at a price per share of $3.00 for aggregate proceeds of $1,549,995. The stock and warrant purchase agreements also include a commitment by one of the private investors to purchase an additional 400,000 shares of common stock at a price per share of $3.00 at second closings (subject of certain conditions) on or prior to October 1, 2002 for additional proceeds of $1,200,000. In March 2002, this private investor purchased 100,000 shares of common stock at a price per share of $3.00 pursuant to the second closing provisions of the stock and warrant purchase agreement for total proceeds of $300,000. The remaining commitment under the stock and warrant purchase agreement is for an additional 300,000 shares with aggregate proceeds of $900,000. Pursuant to the second closing provisions of the stock and warrant purchase agreement, 50,000 warrants were issued to the investor.

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

     Pursuant to the terms of a factoring agreement for our Hong Kong subsidiary, Tag-It Pacific Limited, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 80% of eligible accounts receivable. Interest is charged at 1.5% over the Hong Kong Dollar prime rate. As of March 31, 2002 and 2001, the amount factored without recourse was approximately $134,000 and $35,000 and the amount due from the factor and recorded as a current asset was approximately $134,000 and $35,000. There were no outstanding advances from the factor as of March 31, 2002 and 2001.

     As of March 31, 2002, we had outstanding related-party debt of approximately $850,000 at a weighted average interest rate of 10.5%, and additional non-related-party debt of $25,200 at an interest rate of 10%. The majority of related-party debt is due on demand, with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment. As of March 31, 2001, we had outstanding related-party debt, of approximately $997,000 and $2,600,000 at a weighted average interest rate of 10.5% and 10%, and additional non-related-party debt of $25,200 at an interest rate of 10%. The majority of related-party debt was cancelled in connection with the TALON trademark purchase agreement dated December 21, 2001, with the remainder due on the fifteenth day following the date of delivery of written demand for payment.

     Our receivables increased from $12,197,000 at March 31, 2001 to $12,398,000 at March 31, 2002. This increase was due primarily to increased related-party trade receivables, partially offset by a decrease in trade accounts receivable.

     In October 1998, we sold 2,390,000 shares of our common stock at a purchase price per share of $1.125 to KG Investment, LLC. We used the $2,688,750 raised in the private placement to fund a portion of our business growth plans and operations. KG Investment is owned by Gerard Guez and Todd Kay, executive officers and significant shareholders of Tarrant Apparel Group. Commencing in December 1998, we began to provide trim products to Tarrant Apparel Group for its operations in Mexico. In connection therewith, we purchased $2.25 million of Tarrant's existing inventory in December 1998 for resale to Tarrant. Total sales to Tarrant Apparel Group for the year ended December 31, 2001 amounted to approximately $18,438,000. Pricing is consistent with competitive vendors and terms are net 60 days.

     On December 22, 2000, we entered into a supply agreement with Azteca Production International, Inc., AZT International SA D RL and Commerce Investment Group, LLC. The term of the supply agreement is three years, with automatic renewals of consecutive three-year terms, and provides for a minimum of $10 million in sales for each contract year beginning April 1, 2001. The first contract year used to compute the minimum sales requirement is for a period of eighteen months. In accordance with the agreement, we purchased existing inventory from Azteca Production International in exchange for 1,000,000 shares of our common stock. Commencing in December 2000, we began to provide trim products to Azteca Production International, Inc for its operations in Mexico. In connection therewith, we purchased Azteca Production International's existing trim inventory in December 2000 for resale to Azteca Production International. Total sales to Azteca Production International for the year ended December 31, 2001 amounted to approximately $9,016,000. Pricing is consistent with competitive vendors and terms are net 60 days.

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

     Our need for additional long-term financing includes the integration and expansion of our operations to exploit our rights under our TALON trade name and the expansion of our operations in the Asian, Caribbean and Central American markets.


CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at March 31, 2002 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                    PAYMENTS DUE BY PERIOD
                              ---------------------------------------------------------------
                                            LESS THAN        1-3          4-5        AFTER
CONTRACTUAL OBLIGATIONS          TOTAL       1 YEAR         YEARS        YEARS      5 YEARS
--------------------------    ----------   ------------  ------------  ----------  ----------
Subordinated notes payable    $4,700,000   $ 1,200,000   $ 3,500,000   $       -   $       -

Capital lease obligations     $  162,881   $   104,438   $    58,443   $       -   $       -

Subordinated notes
payable to related
parties (1)                   $  849,971   $   849,971   $         -   $       -   $       -

Operating leases              $1,897,587   $   630,807   $ 1,192,920   $  73,860   $       -

Line of credit                $9,628,741   $ 9,628,741   $         -   $       -   $       -

Note payable                  $   25,200   $    25,200   $         -   $       -   $       -

--------------------
(1) The majority of subordinated notes payable to related parties are due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment.

NEW ACCOUNTING PRONOUNCEMENT

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

     IF WE LOSE OUR LARGEST CUSTOMERS OR THEY FAIL TO PURCHASE AT ANTICIPATED LEVELS, OUR SALES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED. Our largest customer, Tarrant Apparel Group, accounted for approximately 42.0% and 48.1% of our net sales, on a consolidated basis, for the years ended December 31, 2001 and 2000. In December 2000, we entered into an exclusive supply agreement with Azteca Production International, AZT International SA D RL, and Commerce Investment Group, LLC that provides for a minimum of $10,000,000 in total annual purchases by Azteca Production International and its affiliates during each year of the three-year term of the agreement. Azteca Production International is required to purchase from us only if we are able to provide trim products on a competitive basis in terms of price and quality.

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

     IF WE ARE NOT ABLE TO MANAGE OUR RAPID EXPANSION AND GROWTH, WE COULD INCUR UNFORESEEN COSTS OR DELAYS AND OUR REPUTATION AND RELIABILITY IN THE MARKETPLACE AND OUR REVENUES WILL BE ADVERSELY AFFECTED. The growth of our operations and activities has placed and will continue to place a significant strain on our management, operational, financial and accounting resources. If we cannot implement and improve our financial and management information and reporting systems, we may not be able to implement our growth strategies successfully and our revenues will be adversely affected. In addition, if we cannot hire, train, motivate and manage new employees, including management and operating personnel in sufficient numbers, and integrate them into our overall operations and culture, our ability to manage future growth, increase production levels and effectively market and distribute our products may be significantly impaired.

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

     OUR BUSINESS MODEL IS DEPENDENT ON INTEGRATION OF INFORMATION SYSTEMS ON A GLOBAL BASIS AND, TO THE EXTENT THAT WE FAIL TO MAINTAIN AND SUPPORT OUR INFORMATION SYSTEMS, IT CAN RESULT IN LOST REVENUES. We must consolidate and centralize the management of our subsidiaries and significantly expand and improve our financial and operating controls. Additionally, we must effectively integrate the information systems of our Mexican and Caribbean facilities with the information systems of our principal offices in California and Florida. Our failure to do so could result in lost revenues, delay financial reporting or adversely affect availability of funds under our credit facilities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our sales are denominated in United States dollars or the currency of the country of origin and, accordingly, we do not enter into hedging transactions with regard to any foreign currencies. Currency fluctuations can, however, increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in United States bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

We are also exposed to the impact of interest rate changes. For example, based on average bank borrowings of $10 million during a three-month period, if the interest rate indices on which our bank borrowing rates are based were to increase 100 basis points in the three-month period, interest incurred would increase and cash flows would decrease by $25,000.

                                     PART II



                                OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS.

     We currently have pending claims, suits and complaints that arise in the ordinary course of our business. We believe that we have meritorious defenses to these claims and the claims are covered by insurance or, after taking into account the insurance in place, would not have a material effect on our consolidated financial condition if adversely determined against us.

ITEM 2. CHANGES IN SECURITIES

     On April 2, 2002, we entered into an exclusive license and intellectual property rights agreement with Pro-Fit Holdings Limited. The exclusive license and intellectual property rights agreement gives us the exclusive rights to sell or sublicense waistbands manufactured under patented technology developed by Pro-Fit Holdings Limited for garments manufactured anywhere in the world for the United States market and all United States brands. In accordance with the exclusive license and intellectual property agreement, we issued 150,000 shares of our common stock at the market value of the stock on the date of the agreement in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The shares contain restrictions related to the transfer of the shares and registration rights. The agreement has an indefinite term that extends for the duration of the trade secrets licensed under the agreement.

     In a series of sales on December 28, 2001, January 7, 2002 and January 8, 2002, we entered into stock and warrant purchase agreements with three private investors, including Mark Dyne, the chairman of our board of directors. Pursuant to the stock and warrant purchase agreements, we issued an aggregate of 516,665 shares of common stock at a price per share of $3.00 for aggregate proceeds of $1,549,995 in private placements exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The stock and warrant purchase agreements also include a commitment by one of the private investors to purchase an additional 400,000 shares of common stock at a price per share of $3.00 at second closings (subject of certain conditions) on or prior to October 1, 2002 for additional proceeds of $1,200,000. Pursuant to the stock and warrant purchase agreements, 258,332 warrants to purchase common stock were issued at the first closing of the transactions and 200,000 warrants are to be issued at the second closing. The warrants are exercisable immediately after closing, one half of the warrants at an exercise price of 110% and the second half at an exercise price of 120% of the market value of the our common stock on the date of closing. The exercise price for the warrants shall be adjusted upward by 25% of the amount, if any, that the market price of our common stock on the exercise date exceeds the initial exercise price (as adjusted) up to a maximum exercise price of $5.25. The warrants have a term of four years. The shares contain restrictions related to the sale or transfer of the shares, registration and voting rights. Total shares and warrants issued during the year ended December 31, 2001 amount to 266,666 and 133,332. Total shares and warrants issued in January 2002 amounted to 249,999 and 125,000.

     In March 2002, one of the private investors purchased an additional 100,000 shares of common stock at a price per share of $3.00 pursuant to the second closing provisions of the related agreement for total proceeds of $300,000. The remaining commitment under this agreement is for an additional 300,000 shares with aggregate proceeds of $900,000. Pursuant to the second closing provisions of the stock and warrant purchase agreement, 50,000 warrants were issued to the investor.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          None.

     (b)  Report on Form 8-K.

Report on Form 8-K, Filed March 28, 2002, reporting under Item 5, our press release for the fiscal year end 2001 operating results.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: May 3, 2002                        TAG-IT PACIFIC, INC.



        `                                /S/  RONDA SALLMEN
                                         --------------------------------------
                                         By:    Ronda Sallmen

                                         Its:   Chief Financial Officer