Form 10-Q
period 2002-06-30
TAG IT PACIFIC INC
filed 2002-08-14
CIK 1047881

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2002.

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

                               Yes [X]   No [_]

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 9,307,909 shares issued and outstanding as of August 14, 2002.

================================================================================

                              TAG-IT PACIFIC, INC.

                               INDEX TO FORM 10-Q



PART I FINANCIAL INFORMATION                                                PAGE
                                                                            ----



Item 1.  Consolidated Financial Statements.................................    3

         Consolidated Balance Sheets as of
         June 30, 2002 (unaudited) and December 31, 2001...................    3

         Consolidated Statements of Operations (unaudited)
         for the Three Months and Six Months Ended
         June 30, 2002 and 2001............................................    4

         Consolidated Statements of Cash Flows (unaudited)
         for the Six Months Ended June 30, 2002 and 2001...................    5

         Notes to the Consolidated Financial Statements....................    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................   11

Item 3   Quantitative and Qualitative Disclosures About Market Risk........   26

PART II OTHER INFORMATION



Item 1.  Legal Proceedings.................................................   27

Item 4.  Submission of Matters to a Vote of Security Holders...............   27

Item 6.  Exhibits and Reports on Form 8-K..................................   27

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.
                              TAG-IT PACIFIC, INC.
                           Consolidated Balance Sheets

                                                        June 30,    December 31,
                                                          2002           2001
                                                      -----------    -----------
       Assets                                                 (unaudited)
Current Assets:
Cash and cash equivalents ........................    $    61,032    $    46,948
Due from factor ..................................        704,313        105,749
Trade accounts receivable, net ...................      3,823,449      3,037,034
Trade accounts receivable, related parties .......     16,348,542      7,914,838
Refundable income taxes ..........................        259,605        259,605
Due from related parties .........................        841,787        814,219
Inventories ......................................     23,596,638     20,450,740
Prepaid expenses and other current assets ........        635,260        408,146
Deferred income taxes ............................        107,599        107,599
                                                      -----------    -----------
       Total current assets ......................     46,378,225     33,144,878

Property and Equipment, net of accumulated
  depreciation and amortization ..................      2,284,988      2,592,965
Tradename ........................................      4,110,750      4,110,750
Other assets .....................................      1,442,657        944,912
                                                      -----------    -----------
Total assets .....................................    $54,216,620    $40,793,505
                                                      ===========    ===========
       Liabilities, Convertible Redeemable
       Preferred Stock and Stockholders' Equity
Current Liabilities:
   Line of credit ................................     15,248,558    $ 9,660,581
   Accounts payable ..............................      9,431,356      5,176,436
   Accrued expenses ..............................      3,135,456      1,609,378
   Note payable ..................................         25,200         25,200
   Subordinated notes payable to related
       parties ...................................        849,971        849,971
   Current portion of capital lease
      obligations ................................         63,592        180,142
   Current portion of subordinated note
       payable ...................................      1,200,000      1,100,000
                                                      -----------    -----------
       Total current liabilities .................     29,954,133     18,601,708

Capital lease obligations, less current
   portion .......................................         30,241         69,030
Subordinated note payable, less current
   portion .......................................      3,200,000      3,800,000
                                                      -----------    -----------
       Total liabilities .........................     33,184,374     22,470,738
                                                      -----------    -----------
Convertible redeemable preferred stock
   Series C, $0.001 par value; 759,494
   shares authorized; 759,494 shares issued
   and outstanding at June 30, 2002 and
   December 31, 2001 (stated value $3,000,000) ...      2,895,001      2,895,001

Stockholders' equity:
   Preferred stock, Series A $0.001 par
       value; 250,000 shares authorized,
       no shares issued or outstanding ...........           --             --
   Convertible preferred stock Series B,
       $0.001 par value; 850,000 shares
       authorized; no shares issued or
       outstanding ...............................           --             --
   Common stock, $0.001 par value, 30,000,000
       shares authorized; 9,307,909 shares
       issued and outstanding at June 30,
       2002; 8,769,910 at December 31, 2001 ......          9,309          8,771
   Additional paid-in capital ....................     16,747,597     15,048,971
   Retained earnings .............................      1,380,339        370,024
                                                      -----------    -----------
Total  stockholders' equity ......................     18,137,245     15,427,766
                                                      -----------    -----------
Total liabilities, convertible redeemable
   preferred stock and stockholders' equity ......    $54,216,620    $40,793,505
                                                      ===========    ===========

           See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.

                      Consolidated Statements of Operations
                                   (unaudited)


                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                             ------------------------  ------------------------
                                 2002         2001         2002        2001
                             -----------  -----------  -----------  -----------

Net sales .................  $19,793,344  $14,619,136  $29,118,400  $24,757,715
Cost of goods sold ........   14,816,081   10,615,402   21,506,794   17,910,453
                             -----------  -----------  -----------  -----------
   Gross profit ...........    4,977,263    4,003,734    7,611,606    6,847,262

Selling expenses ..........      578,051      401,043      972,918      881,124
General and administrative
   expenses ...............    2,691,781    2,369,550    4,596,912    4,408,070
Restructuring Charges
   (Note 3) ...............         --           --           --      1,257,598
                             -----------  -----------  -----------  -----------
   Total operating expenses    3,269,832    2,770,593    5,569,830    6,546,792

Income from operations ....    1,707,431    1,233,141    2,041,776      300,470
Interest expense, net .....      306,528      325,650      568,271      839,449
                             -----------  -----------  -----------  -----------
Income (loss) before income
   taxes ..................    1,400,903      907,491    1,473,505     (538,979)
Provision (benefit) for
   income taxes ...........      354,600      198,030      373,190     (103,368)
                             -----------  -----------  -----------  -----------
   Net income (loss) ......  $ 1,046,303  $   709,461  $ 1,100,315  $  (435,611)
                             ===========  ===========  ===========  ===========
Less:  Preferred stock
   dividends ..............       45,000         --         90,000         --
                             -----------  -----------  -----------  -----------
Net income (loss) to common
   shareholders ...........  $ 1,001,303  $   709,461  $ 1,010,315  $  (435,611)
                             ===========  ===========  ===========  ===========

Basic earnings per share ..  $      0.11  $      0.09  $      0.11  $     (0.05)
                             ===========  ===========  ===========  ===========
Diluted earnings per share   $      0.10  $      0.09  $      0.11  $     (0.05)
                             ===========  ===========  ===========  ===========
Weighted average number
   of common shares
   outstanding:
   Basic ..................    9,282,365    8,003,244    9,148,681    7,999,211
                             ===========  ===========  ===========  ===========
   Diluted ................    9,591,984    8,304,188    9,448,223    7,999,211
                             ===========  ===========  ===========  ===========


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.

                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                                     Six months Ended June 30,
                                                     --------------------------
                                                         2002          2001
                                                     -----------    -----------
Increase  (decrease)  in cash and cash
  equivalents
Cash flows  from  operating activities:
   Net income (loss) .............................   $ 1,100,315    $  (435,611)
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
   Depreciation and amortization .................       575,006        716,710
   Increase in allowance for doubtful accounts ...        23,315        148,852
   Loss on sale of assets ........................          --          312,418
Changes in operating assets and liabilities:
      Receivables, including related parties .....    (9,841,998)    (2,118,374)
      Inventories ................................    (3,145,898)       760,497
      Other assets ...............................       (46,439)      (455,165)
      Prepaid expenses and other current assets ..      (227,113)        (1,547)
      Accounts payable ...........................     4,254,920        599,384
      Accrued restructuring charges ..............          --          386,678
      Accrued expenses ...........................     1,081,768        172,518
      Income taxes payable .......................       369,008       (119,484)
                                                     -----------    -----------
Net cash used in operating activities ............    (5,857,116)       (33,124)
                                                     -----------    -----------

Cash flows from investing activities:
    Additional loans to related parties ..........          --         (283,003)
    Acquisition of property and equipment ........      (140,835)      (206,608)
    Proceeds from sale of fixed assets ...........          --          118,880
                                                     -----------    -----------
Net cash used in investing activities ............      (140,835)      (370,731)
                                                     -----------    -----------
Cash flows from financing activities:
    Bank overdraft ...............................          --         (584,831)
    Proceeds from bank line of credit, net .......     5,587,977      1,033,821
    Proceeds from private placement transactions .     1,029,997           --
    Proceeds from exercise of stock options ......        49,400         19,500
    Proceeds from capital leases .................          --           87,556
    Repayment of capital leases ..................      (155,339)      (127,559)
    Proceeds from notes payable ..................          --          180,000
    Repayment of notes payable ...................      (500,000)      (135,100)
                                                     -----------    -----------
Net cash provided by financing activities ........     6,012,035        473,387
                                                     -----------    -----------

Net increase in cash .............................        14,084         69,532
Cash at beginning of period ......................        46,948        128,093
                                                     -----------    -----------
Cash at end of period ............................   $    61,032    $   197,625
                                                     ===========    ===========

Supplemental  disclosures of cash flow
 information:
   Cash paid during the period for:
      Interest ...................................   $   519,156    $   839,449
      Income taxes ...............................   $     4,814    $     2,430
   Non-cash financing activity:
      Common stock issued in acquisition of
        assets ...................................   $      --      $   500,000
      Common stock issued in acquisition of
        license rights ...........................   $   577,500    $      --


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



2.   EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

THREE MONTHS ENDED JUNE 30, 2002:       INCOME         SHARES       PER SHARE
---------------------------------     ----------     ----------     ----------

Basic earnings per share:
Income available to common
   stockholders ..................    $1,001,303      9,282,365     $     0.11

Effect of Dilutive Securities:
Options ..........................                      254,634
Warrants .........................                       54,985
                                      ----------     ----------     ----------
Income available to common
   stockholders ..................    $1,001,303      9,591,984     $     0.10
                                      ==========     ==========     ==========

THREE MONTHS ENDED JUNE 30, 2001:
Basic earnings per share:
Income available to common
   stockholders ..................    $  709,461      8,003,244     $     0.09

Effect of Dilutive Securities:
Options ..........................                      248,086
Warrants .........................                       52,858
                                      ----------     ----------     ----------
Income available to common
   stockholders ..................    $  709,461      8,304,188     $     0.09
                                      ==========     ==========     ==========

SIX MONTHS ENDED JUNE 30, 2002:        (LOSS)         SHARES        PER SHARE
-------------------------------       ----------     ----------     ----------
Basic earnings per share:
Income available to common
   stockholders ..................    $1,010,315      9,148,681      $    0.11

Effect of dilutive securities:
Options ..........................                      245,101
Warrants .........................                       54,441
                                      ----------     ----------     ----------
Income available to common
   stockholders ..................    $1,010,315      9,448,223     $     0.11
                                      ==========     ==========     ==========
SIX MONTHS ENDED JUNE 30, 2001:
Basic earnings per share:
Loss available to common
   stockholders ..................    $ (435,611)     7,999,211     $    (0.05)

Effect of dilutive securities:
Options ..........................                         --
Warrants .........................                         --
                                      ----------     ----------     ----------
Loss available to common
   stockholders ..................    $ (435,611)     7,999,211     $    (0.05)
                                      ==========     ==========     ==========


     Warrants to purchase 523,332 shares of common stock at between $4.34 and $6.00, options to purchase 646,000 shares of common stock at between $4.00 and $4.63, convertible debt of $500,000 convertible at $4.50 per share and 759,494 shares of preferred Series C stock convertible at $4.94 per share were outstanding for the three and six months ended June 30, 2002, but were not included in the computation of diluted earnings per share because exercise or conversion would have an antidilutive effect on earnings per share.

     Warrants to purchase 80,000 and 110,000 shares of common stock at $6.00 and $4.80, options to purchase 1,002,500 shares of common stock at between $3.75 and $4.63, convertible debt of $500,000 convertible at $4.50 per share were outstanding for the three months ended June 30, 2001, but were not included in the computation of diluted earnings per share because exercise or conversion would have an antidilutive effect on earnings per share. During the three months ended June 30, 2001, 850,000 shares of preferred Series B stock convertible when the average trading price of the Company's stock for a 30-day consecutive period is equal to or greater than $8.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the conversion contingency related to these preferred shares was not met.

     Warrants to purchase 80,000, 110,000, 39,235 and 35,555 shares of common stock at $6.00, $4.80, $0.71 and $1.50, options to purchase 1,384,500 shares of common stock at between $1.30 and $4.63, convertible debt of $500,000 convertible at $4.50 per share were outstanding for the six months ended June 30, 2001, but were not included in the computation of diluted earnings per share because exercise or conversion would have an antidilutive effect on earnings per share. During the six months ended June 30, 2001, 850,000 shares of preferred Series B stock convertible when the average trading price of the Company's stock for a 30-day consecutive period is equal to or greater than $8.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the conversion contingency related to these preferred shares was not met.

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



4.   PRIVATE PLACEMENTS

     In a series of sales on December 28, 2001, January 7, 2002 and January 8, 2002, the Company entered into Stock and Warrant Purchase Agreements with three private investors, including Mark Dyne, the chairman of the Company's board of directors. Pursuant to the Stock and Warrant Purchase Agreements, the Company issued an aggregate of 516,665 shares of common stock at a price per share of $3.00 for aggregate proceeds of $1,549,995. The Stock and Warrant Purchase Agreements also include a commitment by one of the private investors to purchase an additional 400,000 shares of common stock at a price per share of $3.00 at second closings (subject of certain conditions) on or prior to October 1, 2002 for additional proceeds of $1,200,000. Pursuant to the Stock and Warrant purchase agreements, 258,332 warrants to purchase common stock were issued at the first closing of the transactions and 200,000 warrants are to be issued at the second closings. The warrants are exercisable immediately after closing, one half of the warrants at an exercise price of 110% and the second half at an exercise price of 120% of the market value of the Company's common stock on the date of closing. The exercise price for the warrants shall be adjusted upward by 25% of the amount, if any, that the market price of the Company's common stock on the exercise date exceeds the initial exercise price (as adjusted) up to a maximum exercise price of $5.25. The warrants have a term of four years. The shares contain restrictions related to the sale or transfer of the shares, registration and voting rights. Total shares and warrants issued during the year ended December 31, 2001 amount to 266,666 and 133,332. Total shares and warrants issued in January 2002 amounted to 249,999 and 125,000.

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



5.   EXCLUSIVE LICENSE AND INTELLECTUAL PROPERTY RIGHTS AGREEMENT

     On April 2, 2002, the Company entered into an Exclusive License and Intellectual Property Rights Agreement (the "Agreement") with Pro-Fit Holdings Limited ("Pro-Fit"). The Agreement gives the Company the exclusive rights to sell or sublicense waistbands manufactured under patented technology developed by Pro-Fit for garments manufactured anywhere in the world for the United States market and all United States brands. In accordance with the Agreement, the Company issued 150,000 shares of its common stock which were recorded at the market value of the stock on the date of the Agreement. The shares contain restrictions related to the transfer of the shares and registration rights. The Agreement has an indefinite term that extends for the duration of the trade secrets licensed under the agreement.

     Future minimum annual royalty payments due under the Agreement are as follows:



     Years ending December 31,                                  Amount
     -------------------------                               ------------
     2002 (six months)...............................        $    100,000
     2003............................................              75,000
     2004............................................             200,000
     2005............................................             400,000
     2006............................................             225,000
                                                             ------------
     Total minimum royalties.........................        $  1,000,000
                                                             ============


6.   EXCLUSIVE SUPPLY AGREEMENT

     On July 12, 2002, the Company entered into an exclusive supply agreement with Levi Strauss & Co. ("Levi"). In accordance with the supply agreement, the Company is to supply Levi with various trim products, garment components, equipment, services and technological know-how. The supply agreement has an exclusive term of two years and provides for minimum purchases of various trim products, garment components and services from the Company of $10 million over the two-year period. The supply agreement also appoints Talon(R) as an approved zipper supplier to Levi.



7.   CONTINGENCIES

     The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.



8.   NEW ACCOUNTING PRONOUNCEMENTS

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

     The Company has adopted SFAS 141 and 142 effective January 1, 2002. The Company's previous business combinations were accounted for using the purchase method and there are no intangible assets acquired in connection with the business combinations that are required to be recognized separately from goodwill. The Company ceased amortization of goodwill effective as of January 1, 2002. As provided by SFAS 142, the initial testing of goodwill for possible impairment was completed and no impairment was identified. As of June 30, 2002, the net carrying amount of goodwill is $450,000.

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

     In accordance with SFAS 142, prior period amounts were not restated. The June 30, 2001 net loss adjusted for the exclusion of amortization of goodwill would have been $25,000 less than reported and there would have been no difference in basic or diluted earnings per share.

     In  October  2001,  the  FASB  issued  SFAS  No.  144,  Accounting  for the
Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The adoption of this Statement had no material impact on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read together with the Consolidated Financial Statements of Tag-It Pacific, Inc. and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-Q.

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tag-It Pacific, Inc. for the three and six months ended June 30, 2002 and 2001. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

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

o Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectable accounts based on management's estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

OVERVIEW

     We specialize in the distribution of trim items to manufacturers of fashion apparel, licensed consumer products, specialty retailers and mass merchandisers. We act as a full service outsourced trim management department for manufacturers of fashion apparel such as Tarrant Apparel Group and Azteca Production International. We also serve as a supplier of trim items to specific brands, brand licensees and retailers, including Levi Strauss & Co., Tommy Hilfiger, A/X Armani, Express, The Limited, A&F, Lerner, among others. In addition, we
distribute   zippers   under  our  TALON  brand  name  to  apparel   brands
and manufacturers such as VF Corporation, Savane International, Tropical Sportswear, Target Stores, Abercrombie & Fitch, among others.

     We have positioned ourselves as a fully integrated single-source supplier of a full range of trim items for manufacturers of fashion apparel. Our business focuses on servicing all of the trim requirements of our customers at the manufacturing and retail brand level of the fashion apparel industry. Trim items include thread, zippers, labels, buttons, rivets, printed marketing material, polybags, packing cartons, and hangers. Trim items comprise a relatively small part of the cost of most apparel products but comprise the vast majority of components necessary to fabricate a typical apparel product. We offer customers what we call our MANAGED TRIM SOLUTION(TM), which is an Internet-based supply-chain management system covering the complete management of development, ordering, production, inventory management and just-in-time distribution of their trim and packaging requirements. Traditionally, manufacturers of apparel products have been required to operate their own apparel trim departments, requiring the manufacturers to maintain a significant amount of infrastructure to coordinate the buying of trim products from a large number of vendors. By acting as a single source provider of a full range of trim items, we allow manufacturers using our MANAGED TRIM SOLUTION(TM) to eliminate the added infrastructure, trim inventory positions, overhead costs and inefficiencies created by in-house trim departments that deal with a large number of vendors for the procurement of trim items. We also seek to leverage our position as a single source supplier of trim items as well as our extensive expertise in the field of trim distribution and procurement to more efficiently manage the trim assembly process resulting in faster delivery times and fewer production delays for our manufacturing customers. Our MANAGED TRIM SOLUTION(TM) also helps to eliminate a manufacturer's need to maintain a trim purchasing and logistics department.

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

     On July 12, 2002, we entered into an exclusive supply agreement with Levi Strauss & Co. In accordance with the supply agreement, Levi is to purchase a minimum of $10 million of various trim products, garment components and services over the next two years. Certain proprietary products, equipment and technological know-how will be supplied to Levi on an exclusive basis during this period. The supply agreement also appoints Talon(R) as an approved zipper supplier to Levi.

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

     On September 20, 2001, we entered into a ten-year co-marketing and supply agreement with Coats American, Inc., an affiliate of Coats plc, as well as a preferred stock purchase agreement with Coats North America Consolidated, Inc., also an affiliate of Coats plc. The co-marketing and supply agreement provides for selected introductions into Coats' customer base and has the potential to accelerate our growth plans and to introduce our MANAGED TRIM SOLUTION(TM) to apparel manufacturers on a broader basis. Pursuant to the terms of the co-marketing and supply agreement, our trim packages will exclusively offer thread manufactured by Coats. Coats was selected for its quality, service, brand recognition and global reach. Prior to entering into the co-marketing and supply agreement, we were a long-time customer of Coats, distributing their thread to sewing operations under our MANAGED TRIM SOLUTION(TM) program. This exclusive agreement will allow Coats to offer its customer base of contractors in Mexico, Central America and the Caribbean full-service trim management under our MANAGED TRIM SOLUTION(TM) program.

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

     We have entered into an exclusive supply agreement with Azteca Production International, Inc., AZT International SA D RL and Commerce Investment Group, LLC. Pursuant to this supply agreement, we provide all trim-related products for certain programs manufactured by Azteca Production International. The agreement provides for a minimum aggregate total of $10 million in annual purchases by Azteca Production International and its affiliates during each year of the three-year term of the agreement, if and to the extent, we are able to provide trim products on a basis that is competitive in terms of price and quality. The first contract year used to compute the minimum sales requirement is for a period of eighteen months. Azteca Production International has been a significant customer of ours for many years. This agreement is structured in a manner that has allowed us to utilize our MANAGED TRIM SOLUTION(TM) system to supply Azteca Production International with all of its trim program requirements. We expanded oUR facilities in Tlaxcala, Mexico, to service Azteca Production International's trim requirements.

     We also have an exclusive supply agreement with Tarrant Apparel Group and have been supplying Tarrant Apparel Group with all of its trim requirements under our MANAGED TRIM SOLUTION(TM) system since 1998.

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

     The following table sets forth for the periods indicated, selected statements of operations data shown as a percentage of net sales.



                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 30,             JUNE 30,
                                           ----------------    ----------------
                                            2002      2001      2002      2001
                                           ------    ------    ------    ------
Net sales ..........................       100.0%    100.0%    100.0%    100.0%
Cost of goods sold .................        74.9      72.6      73.9      72.3
                                           ------    ------    ------    ------
Gross profit .......................        25.1      27.4      26.1      27.7
Selling expenses ...................         2.9       2.7       3.3       3.6
General and administrative
  expenses .........................        13.6      16.2      15.8      17.8
Restructuring Charges ..............         --        --        --        5.1
                                           ------    ------    ------    ------
Operating Income ...................         8.6%      8.5%      7.0%      1.2%
                                           ======    ======    ======    ======


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

RESULTS OF OPERATIONS

     Net sales increased approximately $5,174,000, or 35.4%, to $19,793,000 for the three months ended June 30, 2002 from $14,619,000 for the three months ended June 30, 2001. The increase in net sales was primarily due to an increase in trim-related sales from our Tlaxcala, Mexico operations under our MANAGED TRIM
SOLUTION(TM) trim package program. The increase in net sales was also attributable to an increase in zipper sales under our TALON brand name to our MANAGED TRIM SOLUTION(TM) customers in Mexico and our other Talon customers in Mexico and Asia. TALON has been successful in becoming an approved zipper vendor for major brands and retailers which has allowed us to increase our sales to these customers. Our purchase of the TALON brand name and trademarks in December 2001 has enabled us to better control our product offerings, selling prices and profit margins.

     Net sales increased approximately $4,360,000, or 17.6%, to $29,118,000 for the six months ended June 30, 2002 from $24,758,000 for the six months ended June 30, 2001. The increase in net sales was primarily due to an increase in trim-related sales from our Tlaxcala, Mexico operations under our MANAGED TRIM
SOLUTION(TM) trim package program. The increase in net sales was also attributable, for the reasons discussed above, to an increase in zipper sales under our TALON brand name to our MANAGED TRIM SOLUTION(TM) customers in Mexico and our other Talon customers in Mexico and Asia.

     Gross profit increased approximately $973,000, or 24.3%, to $4,977,000 for the three months ended June 30, 2002 from $4,004,000 for the three months ended June 30, 2001. Gross margin as a percentage of net sales decreased to approximately 25.1% for the three months ended June 30, 2002 as compared to 27.4% for the three months ended June 30, 2001. The decrease in gross profit as a percentage of net sales for the three months ended June 30, 2002 was primarily due to an increase in zipper sales under our TALON brand name to our MANAGED TRIM SOLUTION(TM) customers in Mexico during the quarter. Talon products have a lower gross margin thAN other products included within the complete trim packages we offer to our customers through our MANAGED TRIM SOLUTION(TM).

     Gross profit increased approximately $765,000, or 11.2%, to $7,612,000 for the six months ended June 30, 2002 from $6,847,000 for the six months ended June 30, 2001. Gross margin as a percentage of net sales decreased to approximately 26.1% for the six months ended June 30, 2002 as compared to 27.7% for the six months ended June 30, 2001. The decrease in gross profit as a percentage of net sales for the six months ended June 30, 2002 was primarily due to an increase in zipper sales under our TALON brand name to our MANAGED TRIM SOLUTION(TM) customers in Mexico during the period. Talon products have a lower gross margin than other products included within the complete trim packages we offer to our customers through our MANAGED TRIM SOLUTION(TM). The decrease in gross margin as a percentage of net sales for the six months ended June 30, 2002 was offset by a further reduction of manufacturing and facility costs which was a direct result of the implementation of our restructuring plan in the first quarter of 2001.

     Selling expenses increased approximately $177,000, or 44.1%, to $578,000 for the three months ended June 30, 2002 from $401,000 for the three months ended June 30, 2001. As a percentage of net sales, these expenses increased to 2.9% for the three months ended June 30, 2002 compared to 2.7% for the three months ended June 30, 2001. This increase was due to our efforts to obtain approval from major brands and retailers of the TALON brand zipper and the implementation of our new sales and marketing plan for the TALON brand. In addition, we hired additional personnel to support the exclusive waistband license agreement we entered into in April 2002.

     Selling expenses increased approximately $92,000, or 10.4%, to $973,000 for the six months ended June 30, 2002 from $881,000 for the six months ended June 30, 2001. As a percentage of net sales, these expenses decreased to 3.3% for the six months ended June 30, 2002 compared to 3.6% for the six months ended June 30, 2001. The increase in selling expenses during the period was due to our efforts to obtain approval from major brands and retailers of the TALON brand zipper and the implementation of our new sales and marketing plan for the TALON brand. The increase in these selling expenses was partially offset by a reduction of our sales force under our MANAGED TRIM SOLUTION(TM) program, which was part of our restructuring plan that we implemented in the first quarter of 2001. For the period, selling expenses increased at a slower rate than the increase in net sales, resulting in a decrease in selling expenses as a percentage of net sales.

     General and administrative expenses increased approximately $322,000, or 13.6%, to $2,692,000 for the three months ended June 30, 2002 from $2,370,000 for the three months ended June 30, 2001. The increase in these expenses was due primarily to additional staffing and other expenses incurred related to our Tlaxcala, Mexico operations. As a percentage of net sales, these expenses decreased to 13.6% for the three months ended June 30, 2002 compared to 16.2% for the three months ended June 30, 2001, because the rate of increase in net sales exceeded that of general and administrative expenses.

     General and administrative expenses increased approximately $189,000, or 4.3%, to $4,597,000 for the six months ended June 30, 2002 from $4,408,000 for the six months ended June 30, 2001. The increase in these expenses was due primarily to additional staffing and other expenses related to our Tlaxcala, Mexico operations. As a percentage of net sales, these expenses decreased to 15.8% for the six months ended June 30, 2002 compared to 17.8% for the six months ended June 30, 2001, because the rate of increase in net sales exceeded that of general and administrative expenses.

     Interest expense decreased approximately $19,000, or 5.8%, to $307,000 for the three months ended June 30, 2002 from $326,000 for the three months ended June 30, 2001. On May 30, 2001, we replaced our credit facility with a new facility with UPS Capital Global Trade Finance Corporation, which provides for increased borrowing availability of up to $20,000,000 and a more favorable interest rate of prime plus 2%. We incurred financing charges of approximately $570,000, including legal, consulting and closing costs, in the first two quarters of 2001 related to our efforts to replace our existing credit facility. Our borrowings under the new UPS Capital credit facility increased during the second quarter of 2002 due to increased sales and expanded operations in Mexico and Asia. The increase in interest expense due to increased borrowings during the quarter was offset by decreases in the prime rate from prior periods.

     Interest expense decreased approximately $271,000, or 32.3%, to $568,000 for the six months ended June 30, 2002 from $839,000 for the six months ended June 30, 2001. As discussed above, we incurred financing charges and were charged less favorable interest rates during the first two quarters of 2001 under our former credit facility.

     The provision for income taxes for the three months ended June 30, 2002 amounted to approximately $355,000 compared to $198,000 for the three months ended June 30, 2001. Income taxes increased for the three months ended June 30, 2002 primarily due to increased taxable income.

     The provision for income taxes for the six months ended June 30, 2002 amounted to approximately $373,000 compared to an income tax benefit of $103,000 for the six months ended June 30, 2001. Income taxes increased for the six months ended June 30, 2002 primarily due to increased taxable income.

     Net income was approximately $1,046,000 for the three months ended June 30, 2002 as compared to net income of $709,000 for the three months ended June 30, 2001, due primarily to increased net sales during the quarter.

     Net income was approximately $1,100,000 for the six months ended June 30, 2002 as compared to a net loss of $436,000 for the six months ended June 30, 2001, due primarily to increased net sales during the period and restructuring charges incurred during the first quarter of 2001 of approximately $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES AND RELATED PARTY TRANSACTIONS

     Cash and cash equivalents increased to $61,000 at June 30, 2002 from $47,000 at December 31, 2001. The increase resulted from $6,012,000 of cash provided by financing activities, offset by $5,857,000 and $141,000 of cash used in operating and investing activities, respectively.

     Net cash used in operating activities was approximately $5,857,000 and $33,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease in cash provided by operating activities for the six months ended June 30, 2002 resulted primarily from increases in inventories and receivables, which was partially offset by increases in accounts payable, accrued expenses and net income. The increase in inventories during the period was due to increased customer orders for future sales. Cash used in operating activities for the six months ended June 30, 2001 resulted primarily from increased accounts receivable, other assets and net losses, which were offset by increased inventories, accounts payable and accrued expenses.

     Net cash used in investing activities was approximately $141,000 and $371,000 for the six months ended June 30, 2002 and 2001, respectively. Net cash used in investing activities for the six months ended June 30, 2002 consisted primarily of capital expenditures for computer equipment and upgrades. Net cash used in investing activities for the six months ended June 30, 2001 consisted primarily of capital expenditures for computer equipment and upgrades and additional loans to related parties.

     Net cash provided by financing activities was approximately $6,012,000 and $473,000 for the six months ended June 30, 2002 and 2001, respectively. Net cash provided by financing activities for the six months ended June 30, 2002 primarily reflects increased borrowings under our credit facility and funds raised from private placement transactions, offset by the repayment of notes payable. Net cash provided by financing activities for the six months ended June 30, 2001 primarily reflects increased borrowings under our credit facility, offset by the repayment of a bank overdraft.

     We currently satisfy our working capital requirements primarily through cash flows generated from operations and borrowings under our credit facility with UPS Capital. Our maximum availability under the credit facility is $20 million. At June 30, 2002 and 2001, outstanding borrowings under our UPS Capital credit facility amounted to approximately $15,249,000 and $10,990,000, respectively. Open letters of credit amounted to approximately $287,000 at June 30, 2002. There were no open letters of credit at June 30, 2001.

     The initial term of our agreement with UPS Capital is three years and the facility is secured by substantially all of our assets. The interest rate of the credit facility is at the prime rate plus 2%. The credit facility requires that we comply with certain financial covenants including net worth, fixed charge ratio and capital expenditures. At June 30, 2002, we were in compliance with all applicable financial covenants. The amount we can borrow under the credit facility is determined based on a defined borrowing base formula related to eligible accounts receivable and inventories. Our borrowing base availability ranged from approximately $9,921,000 to $16,319,000 from July 1, 2001 to June 30, 2002. A significant decrease in eligible accounts receivable and inventories due to customer concentration levels and the aging of inventories, among other factors, can have an adverse effect on our borrowing capabilities under our credit facility, which thereafter, may not be adequate to satisfy our working capital requirements. Eligible accounts receivable are reduced if our accounts receivable customer balances are concentrated in excess of the percentages allowed under our agreement with UPS Capital. In addition, we have typically experienced seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers. During these quarters, borrowing availability under our credit facility may decrease as a result of decreases in eligible accounts receivables generated from our sales. As a result of our concentration of business with Tarrant Apparel Group and Azteca Production International, our eligible receivables have been limited under the UPS Capital facility to various degrees over the prior six months. If our business becomes further dependant on one or a limited number of customers or if we experience future significant seasonal reductions in receivables, our availability under the UPS Capital credit facility would be correspondingly reduced. If this were to occur, we would be required to seek additional financing which may not be available on attractive terms and, if such financing is unavailable, we may be unable to meet our working capital requirements.

     Pursuant to the terms of a foreign factoring agreement under our UPS Capital credit facility, UPS Capital purchases our eligible accounts receivable and assumes the credit risk with respect to those foreign accounts for which UPS Capital has given its prior approval. If UPS Capital does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable under our credit facility. As of June 30, 2002, the amount factored without recourse was approximately $501,000. There were no receivables factored with UPS Capital at June 30, 2001.

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

     In accordance with the series C preferred stock purchase agreement entered into by us and Coats North America Consolidated, Inc. on September 20, 2001, we issued 759,494 shares of series C convertible redeemable preferred stock to Coats North America Consolidated, Inc. in exchange for an equity investment from Coats North America Consolidated of $3 million cash. The series C preferred shares are convertible at the option of the holder after one year at the rate $4.94 per share. The series C preferred shares are redeemable at the option of the holder after four years. If the holders elect to redeem the series C preferred shares, we have the option to redeem for cash at the stated value of $3 million or in the form of the our common stock at 85% of the market price of our common stock on the date of redemption. If the market price of our common stock on the date of redemption is less than $2.75 per share, we must redeem for cash at the stated value of the series C preferred shares. We can elect to redeem the series C preferred shares at any time for cash at the stated value. The preferred stock purchase agreement provides for cumulative dividends at a rate of 6% of the stated value per annum, payable in cash or our common stock. Each holder of the series C preferred shares has the right to vote with our common stock based on the number of our common shares that the series C preferred shares could then be converted into on the record date.

     Pursuant to the terms of a factoring agreement for our Hong Kong subsidiary, Tag-It Pacific Limited, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 80% of eligible accounts receivable. Interest is charged at 1.5% over the Hong Kong Dollar prime rate. As of June 30, 2002 and 2001, the amount factored without recourse was approximately $203,000 and $123,000 and the amount due from the factor and recorded as a current asset was approximately $203,000 and $123,000. There were no outstanding advances from the factor as of June 30, 2002 and 2001.

     As of June 30, 2002, we had outstanding related-party debt of approximately $850,000 at a weighted average interest rate of 10.5%, and additional non-related-party debt of $25,200 at an interest rate of 10%. The majority of related-party debt is due on demand, with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment. As of June 30, 2001, we had outstanding related-party debt, of approximately $3,618,000 at a weighted average interest rate of between 0% and 11%, and additional non-related-party debt of $25,200 at an interest rate of 10%. The majority of related-party debt was cancelled in connection with the TALON trademark purchase agreement dated December 21, 2001, with the remainder due on the fifteenth day following the date of delivery of written demand for payment.

     Our receivables increased to $20,172,000 at June 30, 2002 from $14,379,000 at June 30, 2001. This increase was due primarily to increased related-party trade receivables of approximately $5.8 million resulting from increased related party sales during the three months ended June 30, 2002.

     In October 1998, we entered into a supply agreement with Tarrant Apparel Group. In accordance with the supply agreement, we issued 2,390,000 shares of our common stock to KG Investment, LLC. KG Investment is owned by Gerard Guez and Todd Kay, executive officers and significant shareholders of Tarrant Apparel Group. Commencing in December 1998, we began to provide trim products to Tarrant Apparel Group for its operations in Mexico. Pricing is consistent with competitive vendors and terms are net 60 days.

     On December 22, 2000, we entered into a supply agreement with Azteca Production International, Inc., AZT International SA D RL and Commerce Investment Group, LLC. The term of the supply agreement is three years, with automatic renewals of consecutive three-year terms, and provides for a minimum of $10 million in sales for each contract year beginning April 1, 2001. The first contract year used to compute the minimum sales requirement is for a period of eighteen months. In accordance with the supply agreement, we issued 1,000,000 shares of our common stock to Commerce Investment Group, LLC. Commencing in December 2000, we began to provide trim products to Azteca Production International, Inc for its operations in Mexico. Pricing is consistent with competitive vendors and terms are net 60 days.

     We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and available financing will be sufficient to fund our minimum working capital and capital expenditure needs through fiscal 2002. In addition, we expect to receive quarterly cash payments of a minimum of $1.25 million under our supply agreement with Levi Strauss & Co. and an additional private placement of $900,000 by October 1, 2002 pursuant to the remaining commitment due under the stock warrant and purchase agreement we entered into with a private investor. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we will need to raise additional debt or equity financing in order to provide for our operations. We are continually evaluating various financing strategies to be used to expand our business and fund future growth or acquisitions. The extent of our future capital requirements will depend, however, on many factors, including our results of operations, future demand for our products, the size and timing of future acquisitions, our borrowing base availability limitations related to eligible accounts receivable and inventories and our expansion into foreign markets. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. If we are unable to secure additional financing, we may not be able to execute our plans for expansion, including expansion into foreign markets to promote our TALON brand tradename, and we may need to implement additional cost savings initiatives.

     Our need for additional long-term financing includes the integration and expansion of our operations to exploit our rights under our TALON trade name and the expansion of our operations in the Asian, Caribbean and Central American markets.

CONTRACTUAL OBLIGATIONS

     The following summarizes our contractual obligations at June 30, 2002 and the effects such obligations are expected to have on liquidity and cash flow in future periods:



                                         PAYMENTS DUE BY PERIOD
                          ------------------------------------------------------
                                        LESS THAN      1-3        4-5     AFTER
CONTRACTUAL OBLIGATIONS      TOTAL       1 YEAR       YEARS      YEARS   5 YEARS
-----------------------   -----------  -----------  ----------   ------  -------
Subordinated notes
  payable .............   $ 4,400,000  $ 1,200,000  $3,200,000   $  --   $  --

Capital lease
  obligations .........   $    93,833  $    63,592  $   30,241   $  --   $  --

Subordinated notes
  payable To related
  parties (1) .........   $   849,971  $   849,971  $     --     $  --   $  --

Operating leases ......   $ 1,760,829  $   616,095  $1,144,734   $  --   $  --

Line of credit ........   $15,248,558  $15,248,558  $     --     $  --   $  --

Note payable ..........   $    25,200  $    25,200  $     --     $  --   $  --

Royalty payments ......   $ 1,000,000  $   150,000  $  850,000   $  --   $  --

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

     In  October  2001,  the  FASB  issued  SFAS  No.  144,  Accounting  for the
Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of this Statement had no material impact on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.


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

     Our results of operations will depend to a significant extent upon the commercial success of Azteca Production International and Tarrant Apparel Group. If Azteca and Tarrant fail to purchase our trim products at anticipated levels, or our relationship with Azteca or Tarrant terminates, it may have an adverse affect on our results because:

o We will lose a primary source of revenue if either of Tarrant or Azteca choose not to purchase our products or services;

o We may not be able to reduce fixed costs incurred in developing the relationship with Azteca and Tarrant in a timely manner;

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

     OUR REVENUES MAY BE HARMED IF GENERAL ECONOMIC CONDITIONS CONTINUE TO WORSEN. Our revenues depend on the health of the economy and the growth of our customers and potential future customers. When economic conditions weaken, certain apparel manufacturers and retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties which increase the risk of extending credit to such customers. Customers adversely affected by economic conditions have also attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that we will remain a preferred vendor to our existing customers. A decrease in business from or loss of a major customer could have a material adverse effect on our results of operations. Further, if the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     All of our sales are denominated in United States dollars or the currency of the country in which our products originate and, accordingly, we do not enter into hedging transactions with regard to any foreign currencies. Currency fluctuations can, however, increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in United States bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

     We are also exposed to the impact of interest rate changes on our outstanding borrowings. At June 30, 2002, we had approximately $19.6 million of indebtedness subject to interest rate fluctuations. These fluctuations may increase our interest expense and decrease our cash flows from time to time. For example, based on average bank borrowings of $10 million during a three-month period, if the interest rate indices on which our bank borrowing rates are based were to increase 100 basis points in the three-month period, interest incurred would increase and cash flows would decrease by $25,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our Annual Meeting of Stockholders held on June 14, 2002, our stockholders (a) elected Michael Katz and Jonathan Burstein to serve as Class II Directors of Registrant for three years and until their respective successors have been elected, and (b) approved an amendment to our 1997 Stock Plan to increase from 2,077,500 to 2,277,500 the maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan. Each Class II Director was elected by a vote of 8,246,359 shares in favor, 44,400 shares voted against, and no shares were withheld from voting for the directors. At the annual meeting, 8,232,940 shares were voted in favor of, 57,819 shares were voted against, and no shares were withheld from voting on the amendment to our 1997 Stock Plan. There were no broker non-votes at the annual meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Report on Form 8-K:

         Report on Form 8-K, filed July 26, 2002, reporting under Item 5, our entering into an exclusive supply agreement with Levi Strauss & Co. on July 12, 2002.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: August 14, 2002                           TAG-IT PACIFIC, INC.



         `                                      /s/  Ronda Sallmen
                                                --------------------------------
                                                By:      Ronda Sallmen

                                                Its:     Chief Financial Officer