Form 10-Q
period 2002-09-30
TAG IT PACIFIC INC
filed 2002-11-15
CIK 1047881

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2002.

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

                                Yes /X/    No / /

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 9,319,909 shares issued and outstanding as of November 14, 2002.

================================================================================

                              TAG-IT PACIFIC, INC.

                               INDEX TO FORM 10-Q



PART I FINANCIAL INFORMATION                                               PAGE
                                                                           ----



Item 1.  Consolidated Financial Statements....................................3

         Consolidated Balance Sheets as of
         September 30, 2002 (unaudited) and December 31, 2001.................3

         Consolidated Statements of Operations (unaudited)
         for the Three Months and Nine Months Ended
         September 30, 2002 and 2001..........................................4

         Consolidated Statements of Cash Flows (unaudited)
         for the Nine months Ended September 30, 2002 and 2001................5

         Notes to the Consolidated Financial Statements.......................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................11

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk.........................................................27

Item 4.  Controls and Procedures.............................................27



PART II OTHER INFORMATION



Item 1.  Legal Proceedings...................................................28

Item 6.  Exhibits and Reports on Form 8-K....................................28

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.
                              TAG-IT PACIFIC, INC.
                           Consolidated Balance Sheets

                                                      September     December 31,
                                                      30, 2002          2001
                                                     -----------     -----------
     Assets                                          (unaudited)
Current Assets:
Cash and cash equivalents ......................     $   241,995     $    46,948
Due from factor ................................         775,014         105,749
Trade accounts receivable, net .................       4,750,361       3,037,034
Trade accounts receivable, related parties .....      15,898,500       7,914,838
Refundable income taxes ........................         259,605         259,605
Due from related parties .......................         855,889         814,219
Inventories ....................................      24,329,857      20,450,740
Prepaid expenses and other current assets ......         568,628         408,146
Deferred income taxes ..........................         107,599         107,599
                                                     -----------     -----------
       Total current assets ....................      47,787,448      33,144,878

Property and Equipment, net of accumulated
  depreciation and amortization ................       2,365,805       2,592,965
Tradename ......................................       4,110,750       4,110,750
Other assets ...................................       1,384,488         944,912
                                                     -----------     -----------
Total assets ...................................     $55,648,491     $40,793,505
                                                     ===========     ===========

     Liabilities, Convertible Redeemable
     Preferred Stock and Stockholders'
     Equity
Current Liabilities:
   Line of credit ..............................     $16,039,467     $ 9,660,581
   Accounts payable and accrued expenses .......      11,746,446       6,785,814
   Deferred Revenue ............................       1,250,000            --
   Note payable ................................          25,200          25,200
   Subordinated notes payable to related
     parties ...................................         849,971         849,971
   Current portion of capital lease
     obligations ...............................          71,121         180,142
   Current portion of subordinated note
     payable ...................................       1,300,000       1,100,000
                                                     -----------     -----------
         Total current liabilities .............      31,282,205      18,601,708

Capital lease obligations, less current
   portion .....................................         121,741          69,030
Subordinated note payable, less current
   portion .....................................       2,900,000       3,800,000
                                                     -----------     -----------
         Total liabilities .....................      34,303,946      22,470,738
                                                     -----------     -----------

Convertible redeemable preferred stock
   Series C, $0.001 par value; 759,494
   shares authorized; 759,494 shares
   issued and outstanding at September 30,
   2002 and December 31, 2001 (stated
   value $3,000,000) ...........................       2,895,001       2,895,001

Stockholders' equity:
   Preferred stock, Series A $0.001 par
       value; 250,000 shares authorized,
       no shares issued or outstanding .........            --              --
   Convertible preferred stock Series B,
       $0.001 par value; 850,000 shares
       authorized; no shares issued or
       outstanding .............................            --              --
   Common stock, $0.001 par value,
       30,000,000 shares authorized;
       9,314,409 shares issued and
       outstanding at September 30, 2002;
       8,769,910 at December 31, 2001 ..........           9,315           8,771
   Additional paid-in capital ..................      16,763,060      15,048,971
   Retained earnings ...........................       1,677,169         370,024
                                                     -----------     -----------
Total  stockholders' equity ....................      18,449,544      15,427,766
                                                     -----------     -----------
Total liabilities, convertible redeemable
   preferred stock and stockholders' equity ....     $55,648,491     $40,793,505
                                                     ===========     ===========

           See accompanying notes to consolidated financial statements

                              TAG-IT PACIFIC, INC.

                      Consolidated Statements of Operations
                                   (unaudited)



                               Three Months Ended         Nine Months Ended
                                  September 30,             September 30,
                            ------------------------   ------------------------
                                2002         2001          2002        2001
                            -----------  -----------   -----------  -----------

Net sales ................. $16,349,906  $11,039,211   $45,468,306  $35,796,926
Cost of goods sold ........  12,424,257    8,173,816    33,931,051   26,084,269
                            -----------  -----------   -----------  -----------
   Gross profit ...........   3,925,649    2,865,395    11,537,255    9,712,657

Selling expenses ..........     472,680      367,266     1,445,598    1,248,390
General and administrative
   expenses ...............   2,649,188    2,439,587     7,246,100    6,847,656
Restructuring Charges
   (Note 3) ...............        --           --            --      1,257,598
                            -----------  -----------   -----------  -----------
   Total operating expenses   3,121,868    2,806,853     8,691,698    9,353,644

Income from operations ....     803,781       58,542     2,845,557      359,013
Interest expense, net .....     344,585      308,426       912,856    1,147,875
                            -----------  -----------   -----------  -----------
Income (loss) before income
    taxes .................     459,196     (249,884)    1,932,701     (788,862)

Provision (benefit) for
    income taxes ..........     115,265      (51,240)      488,455     (154,607)
                            -----------  -----------   -----------  -----------
   Net income (loss) ...... $   343,931  $  (198,644)  $ 1,444,246  $  (634,255)
                            ===========  ===========   ===========  ===========
Less:  Preferred stock
   dividends ..............      47,100        4,950       137,100        4,950
                            -----------  -----------   -----------  -----------
Net income (loss) to common
   shareholders ........... $   296,831  $  (203,594)  $ 1,307,146  $  (639,205)
                            ===========  ===========   ===========  ===========

Basic earnings (loss) per
   share .................. $      0.03  $     (0.03)  $      0.14  $     (0.08)
                            ===========  ===========   ===========  ===========
Diluted earnings (loss)
   per share .............. $      0.03  $     (0.03)  $      0.14  $     (0.08)
                            ===========  ===========   ===========  ===========

Weighted average number
   of common shares
   outstanding:
   Basic ..................   9,310,099    8,003,244     9,203,078    8,000,570
                            ===========  ===========   ===========  ===========
   Diluted ................   9,615,355    8,003,244     9,499,855    8,000,570
                            ===========  ===========   ===========  ===========


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.

                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
    Net income (loss) ............................  $  1,444,246   $   (634,255)
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
   Depreciation and amortization .................       869,586      1,126,766
   Increase in allowance for doubtful accounts ...        72,096        291,518
   Loss on sale of assets ........................          --          312,418
   Warrants issued for services ..................          --            5,170
Changes in operating assets and liabilities:
      Receivables, including related parties .....   (10,438,350)    (1,560,999)
      Inventories ................................    (3,879,117)      (581,411)
      Other assets ...............................       (66,680)      (462,431)
      Prepaid expenses and other current assets ..      (160,481)        97,940
      Accounts payable and accrued expenses ......     4,347,340       (975,685)
      Accrued restructuring charges ..............          --          335,000
      Deferred revenue ...........................     1,250,000           --
      Income taxes payable .......................       483,807       (168,887)
                                                    ------------   ------------
Net cash used in operating activities ............    (6,077,553)    (2,214,856)
                                                    ------------   ------------

Cash flows from investing activities:
    Additional loans to related parties ..........          --         (251,921)
    Acquisition of property and equipment ........      (437,823)      (397,821)
    Proceeds from sale of fixed assets ...........          --          118,880
                                                    ------------   ------------
Net cash used in investing activities ............      (437,823)      (530,862)
                                                    ------------   ------------

Cash flows from financing activities:
    Bank overdraft ...............................          --         (584,831)
    Proceeds from bank line of credit, net .......     6,378,886        453,149
    Proceeds from private placement transactions .     1,029,997           --
    Proceeds from preferred stock issuance .......          --        2,895,001
    Proceeds from exercise of stock options ......        57,850         19,500
    Proceeds from capital leases .................          --          207,240
    Repayment of capital leases ..................       (56,310)      (234,415)
    Proceeds from notes payable ..................          --          180,000
    Repayment of notes payable ...................      (700,000)      (179,346)
                                                    ------------   ------------
Net cash provided by financing activities ........     6,710,423      2,756,298
                                                    ------------   ------------

Net increase in cash .............................       195,047         10,580
Cash at beginning of period ......................        46,948        128,093
                                                    ------------   ------------
Cash at end of period ............................  $    241,995   $    138,673
                                                    ============   ============

Supplemental disclosures of cash flow
  information:
    Cash paid during the period for:
      Interest ...................................  $    829,725   $  1,110,794
      Income taxes ...............................  $      5,280   $      2,430
    Non-cash financing activity:
      Common stock issued in acquisition of
         assets ..................................  $       --     $    500,000
      Common stock issued in acquisition of
         license rights ..........................  $    577,500   $       --


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.

                 Notes to the Consolidated Financial Statements

                                   (unaudited)



1.   PRESENTATION OF INTERIM INFORMATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of Tag-It Pacific, Inc. and Subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to the prior periods financial statements to conform with the 2002 presentation.



2.   EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                             INCOME                      PER
THREE MONTHS ENDED SEPTEMBER 30, 2002:       (LOSS)        SHARES       SHARE
--------------------------------------      ---------     ---------    --------
Basic earnings per share:
Income available to common stockholders     $ 296,831     9,310,099    $   0.03

Effect of Dilutive Securities:
Options ................................                    250,271
Warrants ...............................                     54,985
                                            ---------     ---------    --------
Income available to common stockholders     $ 296,831     9,615,355    $   0.03
                                            =========     =========    ========


THREE MONTHS ENDED SEPTEMBER 30, 2001:
--------------------------------------
Basic loss per share:
Loss available to common stockholders ..    $(203,594)    8,003,244    $  (0.03)

Effect of Dilutive Securities:
Options ................................                       --
Warrants ...............................                       --
                                            ---------     ---------    --------
Loss available to common stockholders ..    $(203,594)    8,003,244    $  (0.03)
                                            =========     =========    ========

                                             INCOME                      PER
THREE MONTHS ENDED SEPTEMBER 30, 2002:       (LOSS)        SHARES       SHARE
--------------------------------------      ---------     ---------    --------
BASIC EARNINGS PER SHARE:
Income available to common stockholders     $1,307,146    9,203,078    $   0.14

EFFECT OF DILUTIVE SECURITIES:
Options ................................                    242,252
Warrants ...............................                     54,525
                                            ----------    ---------    --------
Income available to common stockholders     $1,307,146    9,499,855    $   0.14
                                            ==========    =========    ========


NINE MONTHS ENDED SEPTEMBER 30, 2001:
-------------------------------------
BASIC LOSS PER SHARE:
Loss available to common stockholders ..    $ (639,205)   8,000,570    $  (0.08)

EFFECT OF DILUTIVE SECURITIES:
Options ................................                       --
Warrants ...............................                       --
                                            ----------    ---------    --------
Loss available to common stockholders ..    $ (639,205)   8,000,570    $  (0.08)
                                            ==========    =========    ========


     Warrants to purchase 523,332 shares of common stock at between $4.34 and $6.00, options to purchase 646,000 shares of common stock at between $4.00 and $4.63, convertible debt of $500,000 convertible at $4.50 per share and 759,494 shares of preferred Series C stock convertible at $4.94 per share were outstanding for the three and nine months ended September 30, 2002, but were not included in the computation of diluted earnings per share because exercise or conversion would have an antidilutive effect on earnings per share.

     Warrants to purchase 299,790 shares of common stock at between $0.71 and $6.00, options to purchase 1,384,500 shares of common stock at between $1.30 and $4.63, convertible debt of $500,000 convertible at $4.50 per share and 759,494 shares of preferred Series C stock convertible at $4.94 per share were outstanding for the three and nine months ended September 30, 2001, but were not included in the computation of diluted earnings per share because exercise or conversion would have an antidilutive effect on earnings per share. During the three and nine months ended September 30, 2001, 850,000 shares of preferred Series B stock convertible when the average trading price of the Company's stock for a 30-day consecutive period is equal to or greater than $8.00 per share were outstanding, but were not included in the computation of diluted earnings per share because the conversion contingency related to these preferred shares was not met.



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

     On October 1, 2002, the second closing provisions of one of the Stock and Warrant Purchase Agreements were amended to provide for an extension to exercise the purchase of the remaining commitment due under the agreement of 300,000 shares for total aggregate proceeds of $900,000 until March 1, 2003.



5.   EXCLUSIVE LICENSE AND INTELLECTUAL PROPERTY RIGHTS AGREEMENT

     On April 2, 2002, the Company entered into an Exclusive License and Intellectual Property Rights Agreement (the "Agreement") with Pro-Fit Holdings Limited ("Pro-Fit"). The Agreement gives the Company the exclusive rights to sell or sublicense waistbands manufactured under patented technology developed by Pro-Fit for garments manufactured anywhere in the world for the United States market and all United States brands. In accordance with the Agreement, the Company issued 150,000 shares of its common stock which were recorded at the market value of the stock on the date of the Agreement. The shares contain restrictions related to the transfer of the shares and registration rights. The Agreement has an indefinite term that extends for the duration of the trade secrets licensed under the Agreement. The Company has recorded an intangible asset amounting to $577,500 and is amortizing this asset on a straight-line basis over its estimated useful life of five years.

     Future minimum annual royalty payments due under the Agreement are as follows:



     Years ending December 31,                                      Amount
     -------------------------                                     --------
     2002 (three months) ..............................            $ 50,000
     2003 .............................................              75,000
     2004 .............................................             200,000
     2005 .............................................             400,000
     2006 .............................................             225,000
                                                                   --------
     Total minimum royalties ..........................            $950,000
                                                                   ========


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

     The Company recognizes revenue at the time goods are shipped, at which point title transfers to the customer, and collection is reasonably assured. The Company received its first quarterly minimum payment due under the supply agreement of $1.25 million from Levi in July 2002.


7.   SUBSEQUENT EVENT

     On October 4, 2002, the Company entered into a note payable agreement with a related party in the amount of $500,000. The note payable is unsecured, due on demand, bears interest at 4% and is subordinated to UPS Capital.


8.   CONTINGENCIES

     The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


9.   NEW ACCOUNTING PRONOUNCEMENTS

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

     The Company has adopted SFAS 141 and 142 effective January 1, 2002. The Company's previous business combinations were accounted for using the purchase method and there are no intangible assets acquired in connection with the business combinations that are required to be recognized separately from goodwill. The Company ceased amortization of goodwill effective as of January 1, 2002. As provided by SFAS 142, the initial testing of goodwill for possible impairment was completed and no impairment was identified. As of September 30, 2002, the net carrying amount of goodwill is $450,000.

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

     In accordance with SFAS 142, prior period amounts were not restated. The September 30, 2001 net loss adjusted for the exclusion of amortization of goodwill would have been $37,500 less than reported and there would have been no difference in basic or diluted earnings per share.

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

     In September 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read together with the Consolidated Financial Statements of Tag-It Pacific, Inc. and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-Q.

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tag-It Pacific, Inc. for the three and nine months ended September 30, 2002 and 2001. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     o Inventory is evaluated on a continual basis and reserve adjustments are made based on management's estimate of future sales value, if any, of specific inventory items. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known. A substantial portion of our total inventories is subject to buyback arrangements with our customers. The buyback arrangements contain provisions related to the inventory purchased on behalf of our customers. In the event that inventories remain with us in excess of six to nine months from our receipt of the goods from our vendors or the termination of production of a product line, the customer is required to purchase the inventories from us under normal invoice and selling terms. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to purchase inventories, an additional adjustment may be required. These buyback arrangements are considered in management's estimate of future market value of inventories.

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

     o We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies in accessing the need for a valuation allowance. If we determine that we will not realize all or part of our deferred tax assets in the future, we would make an adjustment to the carrying value of the deferred tax asset, which would be reflected as an income tax expense. Conversely, if we determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would be required to reverse the valuation allowance, which would be reflected as an income tax benefit.

     o Sales are recorded at the time of shipment, at which point title transfers to the customer, and when collection is reasonably assured.



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



RELATED PARTY SUPPLY AGREEMENTS

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

     Sales under our exclusive supply agreements with Azteca Production International and Tarrant Apparel Group amounted to approximately 63% of our total sales for the year ended December 2001. We will continue to rely on these two customers for a significant amount of our sales for the year ended December 2002. Sales under these exclusive supply agreements as a percentage of total sales for the year ended December 2002 are anticipated to be slightly higher than the year ended December 2001. Our results of operations will depend to a significant extent upon the commercial success of Azteca Production International and Tarrant Apparel Group. If Azteca Production International and Tarrant Apparel Group fail to purchase our trim products at anticipated levels, or our relationship with Azteca Production International or Tarrant Apparel Group terminates, it may have an adverse affect on our results of operations. Included in trade accounts receivable, related parties at September 30, 2002, is $15,899,000 due from Tarrant Apparel Group and Azteca Production International.

     Included in inventories at September 30, 2002 are inventories that are subject to buyback arrangements with Tarrant Apparel Group and Azteca Production International. The buyback arrangements contain provisions related to the inventory purchased on behalf of these customers. In the event that inventories remain with us in excess of six to nine months from our receipt of the goods from our vendors or the termination of production of a product line, the customer is required to purchase the inventories from us under normal invoice and selling terms. During the twelve months ended September 30, 2002, we sold approximately $1.8 million in inventory to Tarrant Apparel Group and Azteca Production International pursuant to these buyback arrangements. If the financial condition of Tarrant Apparel Group and Azteca Production International were to deteriorate, resulting in an impairment of their ability to purchase inventories, it may have an adverse affect on our results of operations.



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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, selected statements of operations data shown as a percentage of net sales.


                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                             SEPTEMBER 30,      SEPTEMBER 30,
                                          -----------------   -----------------
                                            2002      2001     2002      2001
                                          -------   -------   -------   -------
Net sales ............................      100.0%    100.0%    100.0%    100.0%
Cost of goods sold ...................       76.0      74.0      74.6      72.9
                                          -------   -------   -------   -------
Gross profit .........................       24.0      26.0      25.4      27.1
Selling expenses .....................        2.9       3.3       3.2       3.5
General and administrative expenses ..       16.2      22.1      15.9      19.1
Restructuring Charges ................       --        --        --         3.5
                                          -------   -------   -------   -------
Operating Income .....................        4.9%      0.6%      6.3%      1.0%
                                          =======   =======   =======   =======


     Net sales increased approximately $5,311,000, or 48.1%, to $16,350,000 for the three months ended September 30, 2002 from $11,039,000 for the three months ended September 30, 2001. The increase in net sales was primarily due to an increase in trim-related sales from our Tlaxcala, Mexico operations under our MANAGED TRIM SOLUTION(TM) trim package program. The increase in net sales was also attributable to an increase in zipper sales under our TALON brand name to our MANAGED TRIM SOLUTION(TM) customers in Mexico and our other Talon customers in Mexico and Asia. TALON has been successful in becoming an approved zipper vendor for major brands and retailers which has allowed us to increase our sales to these customers. Our purchase of the TALON brand name and trademarks in December 2001 has enabled us to better control our product offerings, selling prices and profit margins.

     Net sales increased approximately $9,671,000, or 27.0%, to $45,468,000 for the nine months ended September 30, 2002 from $35,797,000 for the nine months ended September 30, 2001. The increase in net sales was primarily due to an increase in trim-related sales from our Tlaxcala, Mexico operations under our MANAGED TRIM SOLUTION(TM) trim package program. The increase in net sales was also attributable, for the reasons discussed above, to an increase in zipper sales under our TALON brand name to our MANAGED TRIM SOLUTION(TM) customers in Mexico and our other Talon customers in Mexico and Asia.

     Gross profit increased approximately $1,061,000, or 37.0%, to $3,926,000 for the three months ended September 30, 2002 from $2,865,000 for the three months ended September 30, 2001. Gross margin as a percentage of net sales decreased to approximately 24.0% for the three months ended September 30, 2002 as compared to 26.0% for the three months ended September 30, 2001. The decrease in gross profit as a percentage of net sales for the three months ended September 30, 2002 was primarily due to an increase in zipper sales under our TALON brand name to our MANAGED TRIM SOLUTION(TM) customers in Mexico during the quarter. Talon products have a lower gross margin than other products included within the complete trim packages we offer to our customers through our MANAGED TRIM SOLUTION(TM).

     Gross profit increased approximately $1,824,000, or 18.8%, to $11,537,000 for the nine months ended September 30, 2002 from $9,713,000 for the nine months ended September 30, 2001. Gross margin as a percentage of net sales decreased to approximately 25.4% for the nine months ended September 30, 2002 as compared to 27.1% for the nine months ended September 30, 2001. The decrease in gross profit as a percentage of net sales for the nine months ended September 30, 2002 was primarily due to an increase in zipper sales under our TALON brand name to our MANAGED TRIM SOLUTION(TM) customers in Mexico during the period. Talon products have a lower gross margin than other products included within the complete trim packages we offer to our customers through our MANAGED TRIM SOLUTION(TM). The decrease in gross margin as a percentage of net sales for the nine months ended September 30, 2002 was offset by a further reduction of manufacturing and facility costs which was a direct result of the implementation of our restructuring plan in the first quarter of 2001.

     Selling expenses increased approximately $106,000, or 28.9%, to $473,000 for the three months ended September 30, 2002 from $367,000 for the three months ended September 30, 2001. As a percentage of net sales, these expenses decreased to 2.9% for the three months ended September 30, 2002 compared to 3.3% for the three months ended September 30, 2001. This increase was due to our efforts to obtain approval from major brands and retailers of the TALON brand zipper and the implementation of our new sales and marketing plan for the TALON brand. In addition, we hired additional personnel to support the exclusive waistband license agreement we entered into in April 2002. For the period, selling expenses increased at a slower rate than the increase in net sales, resulting in a decrease in selling expenses as a percentage of net sales.

     Selling expenses increased approximately $198,000, or 15.9%, to $1,446,000 for the nine months ended September 30, 2002 from $1,248,000 for the nine months ended September 30, 2001. As a percentage of net sales, these expenses decreased to 3.2% for the nine months ended September 30, 2002 compared to 3.5% for the nine months ended September 30, 2001. The increase in selling expenses during the period was due to our efforts to obtain approval from major brands and retailers of the TALON brand zipper and the implementation of our new sales and marketing plan for the TALON brand. The increase in these selling expenses was partially offset by a reduction of our sales force under our MANAGED TRIM SOLUTION(TM) program, which was part of our restructuring plan that we implemented in the first quarter of 2001. For the period, selling expenses increased at a slower rate than the increase in net sales, resulting in a decrease in selling expenses as a percentage of net sales.

     General and administrative expenses increased approximately $209,000, or 8.6%, to $2,649,000 for the three months ended September 30, 2002 from $2,440,000 for the three months ended September 30, 2001. The increase in these expenses was due primarily to additional staffing and other expenses incurred related to our Tlaxcala, Mexico operations and the amortization of intangible assets acquired under the exclusive waistband license agreement we entered into in April 2002. As a percentage of net sales, these expenses decreased to 16.2% for the three months ended September 30, 2002 compared to 22.1% for the three months ended September 30, 2001, because the rate of increase in net sales exceeded that of general and administrative expenses.

     General and administrative expenses increased approximately $398,000, or 5.8%, to $7,246,000 for the nine months ended September 30, 2002 from $6,848,000 for the nine months ended September 30, 2001. The increase in these expenses was due primarily to additional staffing and other expenses incurred related to our Tlaxcala, Mexico operations and the amortization of intangible assets acquired under the exclusive waistband license agreement we entered into in April 2002. As a percentage of net sales, these expenses decreased to 15.9% for the nine months ended September 30, 2002 compared to 19.1% for the nine months ended September 30, 2001, because the rate of increase in net sales exceeded that of general and administrative expenses.

     Interest expense increased approximately $37,000, or 12.0%, to $345,000 for the three months ended September 30, 2002 from $308,000 for the three months ended September 30, 2001. On May 30, 2001, we replaced our credit facility with a new facility with UPS Capital Global Trade Finance Corporation, which provides for increased borrowing availability of up to $20,000,000 and a more favorable interest rate of prime plus 2%. We incurred financing charges of approximately $570,000, including legal, consulting and closing costs, in the first two quarters of 2001 related to our efforts to replace our existing credit facility. Our borrowings under the new UPS Capital credit facility increased during the third quarter of 2002 due to increased sales and expanded operations in Mexico and Asia. The increase in interest expense due to increased borrowings during the quarter was offset by decreases in the prime rate from prior periods.

     Interest expense decreased approximately $235,000, or 20.5%, to $913,000 for the nine months ended September 30, 2002 from $1,148,000 for the nine months ended September 30, 2001. As discussed above, we incurred financing charges and were charged less favorable interest rates during the first two quarters of 2001 under our former credit facility.

     The provision for income taxes for the three months ended September 30, 2002 amounted to approximately $115,000 compared to an income tax benefit of $51,000 for the three months ended September 30, 2001. Income taxes increased for the three months ended September 30, 2002 primarily due to increased taxable income.

     The provision for income taxes for the nine months ended September 30, 2002 amounted to approximately $488,000 compared to an income tax benefit of $155,000 for the nine months ended September 30, 2001. Income taxes increased for the nine months ended September 30, 2002 primarily due to increased taxable income.

     Net income was approximately $344,000 for the three months ended September 30, 2002 as compared to a net loss of $199,000 for the three months ended September 30, 2001, due primarily to increased net sales during the quarter.

     Net income was approximately $1,444,000 for the nine months ended September 30, 2002 as compared to a net loss of $634,000 for the nine months ended September 30, 2001, due primarily to increased net sales during the period and restructuring charges incurred during the first quarter of 2001 of approximately $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES AND RELATED PARTY TRANSACTIONS

     Cash and cash equivalents increased to $242,000 at September 30, 2002 from $47,000 at December 31, 2001. The increase resulted from $6,710,000 of cash provided by financing activities, offset by $6,078,000 and $438,000 of cash used in operating and investing activities, respectively.

     Net cash used in operating activities was approximately $6,078,000 and $2,215,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase in cash used by operating activities for the nine months ended September 30, 2002 resulted primarily from increases in inventories and receivables, which was partially offset by increases in accounts payable and accrued expenses, deferred revenue and net income. The increase in inventories during the period was due primarily to increased customer orders for future sales. The increase in accounts receivable during the period was due primarily to increased sales and slower customer collections. Cash used in operating activities for the nine months ended September 30, 2001 resulted primarily from increased accounts receivable, inventories, other assets and net losses, and decreased accounts payable and accrued expenses.

     Net cash used in investing activities was approximately $438,000 and $531,000 for the nine months ended September 30, 2002 and 2001, respectively. Net cash used in investing activities for the nine months ended September 30, 2002 consisted primarily of capital expenditures for machinery and equipment. Net cash used in investing activities for the nine months ended September 30, 2001 consisted primarily of capital expenditures for computer equipment and upgrades and additional loans to related parties.

     Net cash provided by financing activities was approximately $6,710,000 and $2,756,000 for the nine months ended September 30, 2002 and 2001, respectively. Net cash provided by financing activities for the nine months ended September 30, 2002 primarily reflects increased borrowings under our credit facility and funds raised from private placement transactions, offset by the repayment of notes payable. The increase in borrowings under our credit facility during the period was due primarily to working capital requirements related to increases in accounts receivable and inventories. Net cash provided by financing activities for the nine months ended September 30, 2001 primarily reflects increased borrowings under our credit facility and proceeds from the issuance of Series C Convertible Redeemable preferred stock, offset by the repayment of a bank overdraft.

     We currently satisfy our working capital requirements primarily through cash flows generated from operations and borrowings under our credit facility with UPS Capital. Our maximum availability under the credit facility is $20 million. At September 30, 2002 and 2001, outstanding borrowings under our UPS Capital credit facility amounted to approximately $16,039,000 and $10,410,000, respectively. Open letters of credit amounted to approximately $1,080,000 at September 30, 2002. There were no open letters of credit at September 30, 2001.

     The initial term of our agreement with UPS Capital is three years and the facility is secured by substantially all of our assets. The interest rate of the credit facility is at the prime rate plus 2%. The credit facility requires that we comply with certain financial covenants including net worth, fixed charge ratio and capital expenditures. At September 30, 2002, we were in compliance with all applicable financial covenants. The amount we can borrow under the credit facility is determined based on a defined borrowing base formula related to eligible accounts receivable and inventories. Our borrowing base availability ranged from approximately $9,921,000 to $18,126,000 from October 1, 2001 to September 30, 2002. A significant decrease in eligible accounts receivable and inventories due to customer concentration levels and the aging of inventories, among other factors, can have an adverse effect on our borrowing capabilities under our credit facility, which thereafter, may not be adequate to satisfy our working capital requirements. Eligible accounts receivable are reduced if our accounts receivable customer balances are concentrated in excess of the percentages allowed under our agreement with UPS Capital. In addition, we have typically experienced seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers. During these quarters, borrowing availability under our credit facility may decrease as a result of decreases in eligible accounts receivables generated from our sales. As a result of our concentration of business with Tarrant Apparel Group and Azteca Production International, our eligible receivables have been limited under the UPS Capital facility to various degrees over the prior nine months. If our business becomes further dependant on one or a limited number of customers or if we experience future significant seasonal reductions in receivables, our availability under the UPS Capital credit facility would be correspondingly reduced. If this were to occur, we would be required to seek additional financing which may not be available on attractive terms and, if such financing is unavailable, we may be unable to meet our working capital requirements.

     Pursuant to the terms of a foreign factoring agreement under our UPS Capital credit facility, UPS Capital purchases our eligible accounts receivable and assumes the credit risk with respect to those foreign accounts for which UPS Capital has given its prior approval. If UPS Capital does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable under our credit facility. As of September 30, 2002, the amount factored without recourse was approximately $552,000. There were no receivables factored with UPS Capital at September 30, 2001.

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

     In a series of sales on December 28, 2001, January 7, 2002 and January 8, 2002, we entered into stock and warrant purchase agreements with three private investors, including Mark Dyne, the chairman of our board of directors. Pursuant to the stock and warrant purchase agreements, we issued an aggregate of 516,665 shares of common stock at a price per share of $3.00 for aggregate proceeds of $1,549,995. The stock and warrant purchase agreements also include a commitment by one of the private investors to purchase an additional 400,000 shares of common stock at a price per share of $3.00 at second closings (subject of certain conditions) on or prior to October 1, 2002 for additional proceeds of $1,200,000. In March 2002, this private investor purchased 100,000 shares of common stock at a price per share of $3.00 pursuant to the second closing provisions of the stock and warrant purchase agreement for total proceeds of $300,000. The remaining commitment under the stock and warrant purchase agreement is for an additional 300,000 shares with aggregate proceeds of $900,000. Pursuant to the second closing provisions of the stock and warrant purchase agreement, 50,000 warrants were issued to the investor. On October 1, 2002, the second closing provisions of one of the Stock and Warrant Purchase Agreements were amended to provide for an extension to exercise the purchase of the remaining commitment due under the agreement of 300,000 shares for total aggregate proceeds of $900,000 until March 1, 2003.

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

     Pursuant to the terms of a factoring agreement for our Hong Kong subsidiary, Tag-It Pacific Limited, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 80% of eligible accounts receivable. Interest is charged at 1.5% over the Hong Kong Dollar prime rate. As of September 30, 2002 and 2001, the amount factored without recourse was approximately $223,000 and $30,000 and the amount due from the factor and recorded as a current asset was approximately $223,000 and $30,000. There were no outstanding advances from the factor as of September 30, 2002 and 2001.

     As of September 30, 2002, we had outstanding related-party debt of approximately $850,000 at a weighted average interest rate of 10.5%, and additional non-related-party debt of $25,200 at an interest rate of 10%. The majority of related-party debt is due on demand, with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment. On October 4, 2002, we entered into a note payable agreement with a related party in the amount of $500,000 to fund additional working capital requirements. The note payable is unsecured, due on demand, bears interest at 4% and is subordinated to UPS Capital. As of September 30, 2001, we had outstanding related-party debt, of approximately $3,620,000 at a weighted average interest rate of between 0% and 11%, and additional non-related-party debt of $25,200 at an interest rate of 10%. The majority of related-party debt was cancelled in connection with the TALON trademark purchase agreement dated December 21, 2001, with the remainder due on the fifteenth day following the date of delivery of written demand for payment.

     Our receivables increased to $20,649,000 at September 30, 2002 from $13,773,000 at September 30, 2001. This increase was due primarily to increased related-party trade receivables of approximately $6.3 million resulting from increased related party sales during the nine months ended September 30, 2002.

     In October 1998, we entered into a supply agreement with Tarrant Apparel Group. In accordance with the supply agreement, we issued 2,390,000 shares of our common stock to KG Investment, LLC. KG Investment is owned by Gerard Guez and Todd Kay, executive officers and significant shareholders of Tarrant Apparel Group. Commencing in December 1998, we began to provide trim products to Tarrant Apparel Group for its operations in Mexico. Pricing and terms are consistent with competitive vendors.

     On December 22, 2000, we entered into a supply agreement with Azteca Production International, Inc., AZT International SA D RL and Commerce Investment Group, LLC. The term of the supply agreement is three years, with automatic renewals of consecutive three-year terms, and provides for a minimum of $10 million in sales for each contract year beginning April 1, 2001. In accordance with the supply agreement, we issued 1,000,000 shares of our common stock to Commerce Investment Group, LLC. Commencing in December 2000, we began to provide trim products to Azteca Production International, Inc for its operations in Mexico. Pricing and terms are consistent with competitive vendors.

     We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and available financing will be sufficient to fund our minimum working capital and capital expenditure needs for the next twelve months. In addition, we expect to receive quarterly cash payments of a minimum of $1.25 million under our supply agreement with Levi Strauss & Co. through August 2004 and additional funds of $900,000 by March 1, 2003 pursuant to the remaining commitment due under the stock warrant and purchase agreement we entered into with a private investor. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we will need to raise additional debt or equity financing in order to provide for our operations. We are continually evaluating various financing strategies to be used to expand our business and fund future growth or acquisitions. The extent of our future capital requirements will depend, however, on many factors, including our results of operations, future demand for our products, the size and timing of future acquisitions, our borrowing base availability limitations related to eligible accounts receivable and inventories and our expansion into foreign markets. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. If we are unable to secure additional financing, we may not be able to execute our plans for expansion, including expansion into foreign markets to promote our TALON brand tradename, and we may need to implement additional cost savings initiatives.

     Our need for additional long-term financing includes the integration and expansion of our operations to exploit our rights under our TALON trade name, the expansion of our operations in the Asian, Caribbean and Central American markets and the further development of our waistband technology.

CONTRACTUAL OBLIGATIONS

     The following summarizes our contractual obligations at September 30, 2002 and the effects such obligations are expected to have on liquidity and cash flow in future periods:



                                         PAYMENTS DUE BY PERIOD
                          ------------------------------------------------------
                                        LESS THAN      1-3        4-5     AFTER
CONTRACTUAL OBLIGATIONS      TOTAL       1 YEAR       YEARS      YEARS   5 YEARS
-----------------------   -----------  -----------  ----------   ------  -------

Subordinated notes
   payable ............   $ 4,200,000  $ 1,300,000  $2,900,000   $  --   $  --

Capital lease
   obligations ........   $   192,862  $    71,121  $  121,741   $  --   $  --

Subordinated notes
   payable to related
   parties (1) ........   $   849,971  $   849,971  $     --     $  --   $  --

Operating leases ......   $ 1,708,425  $   644,272  $1,064,153   $  --   $  --

Line of credit ........   $16,039,467  $16,039,467  $     --     $  --   $  --

Note payable ..........   $    25,200  $    25,200  $     --     $  --   $  --

Royalty payments ......   $   950,000  $   100,000  $  850,000   $  --   $  --
--------------------------------------------------------------------------------
     (1) The majority of subordinated notes payable to related parties are due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment.



NEW ACCOUNTING PRONOUNCEMENT

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after September 15, 2002. We believe the adoption of this Statement will have no material impact on our financial statements.

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

     In September 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.


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

     IF WE LOSE OUR LARGEST CUSTOMERS OR THEY FAIL TO PURCHASE AT ANTICIPATED LEVELS, OUR SALES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED. Our largest customer, Tarrant Apparel Group, accounted for approximately 42.0% and 48.1% of our net sales, on a consolidated basis, for the years ended December 31, 2001 and 2000, and 32.1% for the nine months ended September 2002. In December 2000, we entered into an exclusive supply agreement with Azteca Production International, AZT International SA D RL, and Commerce Investment Group, LLC that provides for a minimum of $10,000,000 in total annual purchases by Azteca Production International and its affiliates during each year of the three-year term of the agreement. Azteca Production International is required to purchase from us only if we are able to provide trim products on a competitive basis in terms of price and quality.

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

     THE LOSS OF KEY MANAGEMENT AND SALES PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS, INCLUDING OUR ABILITY TO OBTAIN AND SECURE ACCOUNTS AND GENERATE SALES. Our success has and will continue to depend to a significant extent upon key management and sales personnel, many of whom would be difficult to replace, particularly Colin Dyne, our Chief Executive Officer. Colin Dyne is not bound by an employment agreement. The loss of the services of Colin Dyne or the services of other key employees could have a material adverse effect on our business, including our ability to establish and maintain client relationships. Our future success will depend in large part upon our ability to attract and retain personnel with a variety of sales, operating and managerial skills.

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

     We are also exposed to the impact of interest rate changes on our outstanding borrowings. At September 30, 2002, we had approximately $20.2 million of indebtedness subject to interest rate fluctuations. These fluctuations may increase our interest expense and decrease our cash flows from time to time. For example, based on average bank borrowings of $10 million during a three-month period, if the interest rate indices on which our bank borrowing rates are based were to increase 100 basis points in the three-month period, interest incurred would increase and cash flows would decrease by $25,000.



ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures, which we have designed to ensure that material information related to Tag-it Pacific, Inc., including our consolidated subsidiaries, is disclosed in our public filings on a regular basis. In response to recent legislation and proposed regulations, we reviewed our internal control structure and our disclosure controls and procedures. We believe our pre-existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations.

     Within 90 days prior to the filing of this report, members of the Company's management, including the Company's Chief Executive Officer, Colin Dyne, and Chief Financial Officer, Ronda Sallmen, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, Mr. Dyne and Ms. Sallmen concluded that the Company's disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its SEC disclosure obligations.

CHANGES IN CONTROLS AND PROCEDURES

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

                                     PART II

                                OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

     We currently have pending claims, suits and complaints that arise in the ordinary course of our business. We believe that we have meritorious defenses to these claims and the claims are covered by insurance or, after taking into account the insurance in place, would not have a material effect on our consolidated financial condition if adversely determined against us.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               10.68 Exclusive supply agreement, dated July 12, 2002, among Tag-it Pacific, Inc. and Levi Strauss & Co.*

               99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               * Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 406 of the General Rules and Regulations under the Securities Act of 1933, as amended.

         (b)   Report on Form 8-K:

               None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: November 14, 2002                         TAG-IT PACIFIC, INC.



         `                                      /s/  Ronda Sallmen
                                                --------------------------------
                                                By:      Ronda Sallmen

                                                Its:     Chief Financial Officer

                        Certification of CEO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Colin Dyne, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Tag-It Pacific, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

                                 /s/ Colin Dyne
                                 -----------------------
                                 Colin Dyne
                                 Chief Executive Officer

                        Certification of CFO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Ronda Sallmen, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Tag-It Pacific, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

                                       /s/ Ronda Sallmen
                                       -----------------------
                                       Ronda Sallmen
                                       Chief Financial Officer