Form 10-K
period 2002-12-31
TAG IT PACIFIC INC
filed 2003-03-28
CIK 1047881

================================================================================

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

                   For the fiscal year ended December 31, 2002

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                  ON WHICH REGISTERED
     -------------------                                  -------------------
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

                                  Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [ ] No [X]

         The issuer's revenues for the fiscal year ended December 31, 2002 were $60,073,170.

         At  June  30,  2002  the  aggregate  market  value  of the  voting  and non-voting common stock held by non-affiliates of the registrant was $14,682,838. At March 28, 2003 the issuer had 9,619,909 shares of Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the issuer's proxy statement with respect to its 2003 annual meeting of stockholders are incorporated by reference into Part III of this report.

================================================================================

                              TAG-IT PACIFIC, INC.
                               INDEX TO FORM 10-K

                                                                            PAGE
                                                                            ----
PART I

Item 1.   Business.....................................................       1

Item 2.   Properties...................................................       7

Item 3.   Legal Proceedings............................................       7

Item 4.   Submission of Matters to a Vote of Security Holders..........       7

PART II

Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters......................................       7

Item 6.   Selected Financial Data......................................       9

Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................      10

Item 7A.  Quantitative and Qualitative Disclosures about
               Market Risk ............................................      27

Item 8.   Financial Statements and Supplementary Data:

          Report of Independent Certified Public Accountants...........      29

          Consolidated Balance Sheets..................................      30

          Consolidated Statements of Operations........................      31

          Consolidated Statements of Stockholders' Equity and
               Convertible Redeemable Preferred Stock..................      32

          Consolidated Statements of Cash Flows........................      33

          Notes to Consolidated Financial Statements...................      34

          Independent Certified Public Accountants' Report on
               Schedule II.............................................      57

          Schedule II - Valuation and Qualifying Accounts and
               Reserves................................................      58

Item 9.   Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure.....................      59

PART III

Item 10.  Directors and Executive Officers of the Registrant...........      59

Item 11.  Executive Compensation.......................................      59

Item 12.  Security Ownership of Certain Beneficial Owners and
               Management and Related Shareholder Matters..............      59

Item 13.  Certain Relationships and Related Transactions...............      59

Item 14.  Controls and Procedures......................................      59

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K.............................................      60

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

     Tag-It Pacific, Inc. is an apparel company that specializes in the distribution of a full range of trim items to manufacturers of fashion apparel and licensed consumer products, and specialty retailers and mass merchandisers. We act as a full service outsourced trim management department for manufacturers of fashion apparel such as Tarrant Apparel Group and Azteca Production International. We also serve as a specified supplier of trim items to owners of specific brands, brand licensees and retailers, including Abercrombie & Fitch, Express, The Limited, Lerner and Miller's Outpost, among others. We also distribute zippers under our TALON brand name to owners of apparel brands and apparel manufacturers such as Levi Strauss & Co., VF Corporation and Tropical Sportswear, among others. In 2002, we created a new division under the TEKFIT brand name. This division develops and sells apparel components that utilize the patented Pro-Fit technology, including a stretch waistband. We market these products to the same customers targeted by our MANAGED TRIM SOLUTION and TALON zipper divisions.

     We were incorporated in Delaware in September 1997. We were formed to serve as the parent holding company of Tag-It, Inc., a California corporation, Tag-It Printing & Packaging Ltd., which changed its name in 1999 to Tag-It Pacific (HK) LTD, a BVI corporation, Tagit de Mexico, S.A. de C.V., A.G.S. Stationery, Inc., a California corporation, and Pacific Trim & Belt, Inc., a California corporation. All of these companies were consolidated under a parent limited liability company in October 1997. These companies became our wholly owned subsidiaries immediately prior to the effective date of our initial public offering in January 1998. In 2000, we formed two wholly owned subsidiaries of Tag-It Pacific, Inc, Tag-It Pacific Limited, a Hong Kong corporation, and Talon International, Inc., a Delaware corporation.

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

     In December 2001, we purchased the TALON trademark and trade names for TALON brand zippers. Previously, we were the exclusive distributor of TALON brand zippers. TALON is a 100-year-old brand, which is well known for quality and product innovation. TALON was the original pioneer of the formed wire metal zipper for the jeans industry and is a specified zipper brand for manufacturers in the sportswear and outerwear markets. The TALON acquisition is an important step in our strategy to offer a complete high quality trim package to apparel manufacturers. Our transition from a distributor to an owner of the TALON brand name better positions us to revitalize the TALON brand name and capture increased market share in the industry. As the owner of the TALON brand name we will be able to more effectively respond to customer needs and better maintain the quality and value of the Talon products. We intend to make a significant investment in the TALON brand in order to re-build it to a position of prominence in the apparel market place. We have introduced a completely revised high quality line of zippers, broadened distribution to Asia and Mexico, negotiated with new distributors and initiated a new sales and marketing effort for this brand. TALON will be promoted both within our trim packages, as well as a stand-alone product line.

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

     We have assembled a team of sales representatives, program managers, creative design personnel and global production and distribution coordinators at our facilities located in the United States and Mexico, Hong Kong and the Caribbean. We plan to continue to expand operations in Mexico and the Caribbean to take advantage of the large apparel manufacturing markets in these regions. We believe our marketing strategy and international distribution operations will enable us to take advantage of and address the increasingly complicated requirements of the large and expanding demand for complete trim packages.

     A significant portion of a typical trim package is comprised of zippers and thread. In order to secure a stable high-quality source of supply for thread products, we entered into a supply and co-marketing agreement with Coats America, an affiliate of Coats, plc, which is a leading thread company in the apparel industry, in September of 2001. The supply and co-marketing agreement was accompanied by an equity investment by Coats North America Consolidated, Inc., also an affiliate of Coats, plc, in the amount of $3 million. Pursuant to the supply and co-marketing agreement, we have agreed to exclusively promote Coats brand thread in our trim packages. In addition, Coats America agreed to introduce us and our services to selected Coats America customers worldwide. Coats plc operates in more than 65 countries and is the largest manufacturer of industrial thread and textile-related craft products in the world.

PRODUCTS

     COMPLETE TRIM PACKAGES. We market and supply our customers with complete trim packages on a per-garment basis which we assemble on behalf of our customers. Each trim package includes all items of trim that a customer will need in the manufacture of a particular item of apparel. Our complete trim packages include a variety of trim items including thread, zippers, labels, buttons, rivets, polybags, packing cartons and hangers. We also provide in our complete trim packages printed marketing materials including hang tags, bar-coded hang tags, pocket flashers, waistband tickets and size stickers that are attached to products to identify and promote the products, permit automated data collection, provide brand identification and communicate consumer information such as a product's retail price, size, fabric content and care instructions.

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

     SEPARATE TRIM COMPONENTS. Separate from our marketing of complete trim packages, we also provide individual items of trim to certain of our customers who only need to source a portion of their trim requirements from us. Further, for selected customers, we also produce customized woven, leather, synthetic, embroidered and novelty labels and tapes, which can be printed on or woven into a wide range of fabrics and other materials using various types of high-speed equipment. As an additional service, we lease to our customers the machinery used to attach the buttons, rivets and snaps we distribute.

     TALON BRAND ZIPPERS. We offer a full line of metal and synthetic zippers bearing the TALON brand name. TALON zippers are used primarily by manufacturers in the apparel industry and are distributed through our distribution facilities in Miami, Mexico and Hong Kong. In addition, we are negotiating with distributors that service local apparel manufacturing regions in the United States and overseas. We offer manufacturers technologically advanced equipment for efficiently handling and applying TALON zippers into garments. The branded apparel zipper market is dominated by one company; YKK (R). We are positioning TALON to be a viable alternative to YKK (R), and to capture an increased market share position. We also plan to leverage the brand equity in the TALON name by branding other products in our line with the TALON name.

     TEKFIT. We have entered into an Exclusive License and Intellectual Property Rights agreement with Pro-Fit Holdings Limited. The agreement gives us the exclusive rights to sell or sublicense stretch waistbands manufactured under the patented technology developed by Pro-Fit for garments manufactured anywhere in the world for the U.S. market and all U.S. brands, for the life of the patent and related know-how. We now offer apparel manufacturers advanced, patented fabric technologies to utilize in their garments under the TEKFIT name. This revolutionary technology allows fabrics to be altered through the addition of stretch characteristics resulting in greatly improved fit and comfort. Currently, we are supplying Levi Strauss & Co. with TEKFIT waistbands for their Dockers(R) programs. Our exclusive supply arrangement with Levi Strauss & Co. is for twill type pants only. This new technology allows pant manufacturers to build in a stretch factor into standard waistbands that does not alter the appearance of the garment, but will allow the waist to stretch out and back by as much as two waist sizes. We are actively working with other large apparel manufacturers to develop and release the TEKFIT technology in other types of garments.

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

CUSTOMERS

     We have more than 800 customers. Our customers include well-known apparel manufacturers, such as Levi Strauss & Co., Abercrombie & Fitch, The Limited Group, Tarrant Apparel Group, Azteca Production International, VF Corporation and Tropical Sportswear, among others. Our customers also include contractors for specialty retailers such as Miller's Outpost and mass merchant retailers such as Wal-Mart.

     In July 2002, we entered into an exclusive supply contract with Levi Strauss & Co. Under the terms of the supply agreement, Levi Strauss & Co. has agreed to purchase a minimum of $10 million of various trim products, stretch waistbands, garment components and services over the next two years. Levi Strauss & Co. also appointed TALON as an approved zipper supplier.

     Commencing in December 1998, we began to provide trim products to Tarrant Apparel Group for its operations in Tlaxcala, Mexico. We opened a warehouse, distribution and partial assembly facility in Tlaxcala, Mexico to service Tarrant Apparel Group and the increasing number of other garment and apparel manufacturers operating in the region. The Chairman and President of Tarrant Apparel Group are among our significant stockholders. Tarrant Apparel Group accounted for approximately 41.5% of our net sales for the year ended December 31, 2002.

     On December 22, 2000, we entered into an exclusive supply agreement with Azteca Production International, Inc., AZT International SA D RL and Commerce
Investment Group, LLC. Pursuant to this supply agreement, we provide all trim-related products for certain programs manufactured by Azteca Production International. The agreement provides for a minimum aggregate total of $10 million in annual purchases by Azteca Production International and its affiliates during each year of the three-year term of the agreement, if and to the extent, we are able to provide trim products on a basis that is competitive in terms of price and quality. Azteca Production International has been a significant customer of ours for many years. This agreement is structured in a manner that allows us to utilize our MANAGED TRIM SOLUTION system to supply Azteca Production International with its trim program requirements. We expanded our facilities in Tlaxcala, Mexico to service Azteca Production International's trim requirements.

SALES AND MARKETING

     We sell our principal products through our own sales force based in Los Angeles, New York City, various other cities in the United States, Hong Kong and in Mexico. We also employ customer service representatives who are assigned to key customers and provide in-house customer service support. Our senior executives have developed relationships with our major customers at senior levels. These executives actively participate in marketing and sales functions and the development of our overall marketing and sales strategies. When we become the outsourcing vendor for a customer's packaging or trim requirements, we position ourselves as if we are an in-house department of the customer's trim procurement operation.

     A significant portion of our sales is to customers based in the United States. For the year ended December 31, 2002, sales to United States based customers for shipments to production facilities in Mexico, Asia and the Dominican Republic accounted for 69.7%, 9.1% and 3.1%, of our revenues, respectively. We also market our products to customers in Mexico, Asia, the Caribbean basin and Central America.

SOURCING AND ASSEMBLY

     We have developed expertise in identifying the best materials, prices and vendors for particular products and raw materials. This expertise enables us to produce a broad range of packaging and trim products at various price points. The majority of products that we procure and distribute are purchased on a finished good basis. Raw materials used in the assembly of our trim kits are available from numerous sources and are in adequate supply. We purchase products from several qualified material suppliers, including Coats North America and its affiliates which accounted for 30.6% of our purchases in 2002.

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

     Through our Hong Kong facility, we distribute TALON zippers, bar-coded hangtags, apparel packaging and coordinate the manufacture and distribution of the full range of our products. Our Hong Kong facility supplies several significant packaging programs, services customers located in Asia and the Pacific Rim and sources products for our Los Angeles, Miami and Mexico based operations.

     Our Florida facility, which opened in January 2001, distributes zipper and trim-related products to the East Coast of the United States, the Caribbean Basin, Mexico and Central America.

INTELLECTUAL PROPERTY RIGHTS AND LICENSES

     We have trademarks as well as copyrights, software copyrights and trade names for which we rely on common law protection, including the TALON trademark. Several of our other trademarks are the subject of applications for federal trademark protection through registration with the United States Patent and Trademark Office, including "Tag-It" and "Managed Trim Solution". We also rely on our Exclusive License and Intellectual Property Rights agreement with Pro-Fit Holdings Limited to sell our TEKFIT Stretch waistbands.

INVENTORIES

     In order to meet the rapid delivery requirements of our MANAGED TRIM SOLUTION customers, we are required to carry a substantial amount of inventory on their behalf. Included in inventories at December 31, 2002 are inventories that are subject to buyback arrangements with these customers. The buyback arrangements contain provisions related to the inventory purchased on behalf of these customers. In the event that inventories remain with us in excess of six to nine months from our receipt of the goods from our vendors or the termination of production of a customer's product line related to the inventories, the customer is required to purchase the inventories from us under normal invoice and selling terms.

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

     Because of our integrated materials procurement and assembly capabilities and our full service MANAGED TRIM SOLUTION, we believe that we are able to effectively compete for our customers' business, particularly where our customers require coordination of separately sourced production functions. We believe that to successfully compete in our industry we must offer superior product pricing, quality, customer service, design capabilities, delivery lead times and complete supply-chain management. We also believe the TALON brand name and the quality of our TALON brand zippers will allow us to gain market share in the zipper industry. The unique stretch quality of our TEKFIT waistbands will also allow us to compete effectively in the market for waistband components.

SEGMENT INFORMATION

     We operate primarily in one industry segment, the distribution of a full range of apparel trim products to manufacturers of fashion apparel and licensed consumer products, and specialty retailers and mass merchandisers. For information regarding the revenues and assets associated with our geographic segments, see Note 16 of the Notes to the Consolidated Financial Statements included elsewhere in this filing.

INTERNATIONAL

     We sell the majority of our products to U.S. based brands, retailers and manufacturers. The majority of these customers produce their products or contract out the production of their products in manufacturing facilities located outside of the U.S., primarily in Mexico, Hong Kong and the Dominican Republic.

     A summary of our domestic and international net revenue and net property, plant and equipment is set forth in Note 16 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Approximately 85% of our overall net revenue came from sales to U.S. based or contract manufacturers' facilities located outside of the United States during the year ended December 31, 2002.

     For a discussion of risks attendant to our foreign operations, see "IF WE EXPERIENCE DISRUPTIONS AT ANY OF OUR FOREIGN FACILITIES, WE WILL NOT BE ABLE TO MEET OUR OBLIGATIONS AND MAY LOSE SALES AND CUSTOMERS.", in Item 7, "Quantitative and Qualitative Disclosure about Market Risk" in Item 7A and Note 16 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

EMPLOYEES

     As of December 31, 2002, we had approximately 273 full-time employees, with approximately 50 employees in Los Angeles, 7 employees in Miami, 2 employees in New York, 8 employees in various other cities, 17 employees in Hong Kong, 1 employee in the Dominican Republic and 189 employees in Tlaxcala, Mexico. Our Tijuana, Mexico, facility was closed in the first quarter of 2002. Our labor forces in the United States and Hong Kong are non-union. The employees at our Mexico facility are represented by a collective bargaining unit, the Federacion De Trabajadores Del Estado de Tlaxcala. We believe that we have satisfactory employee and labor relations.

ITEM 2.   PROPERTIES

     Our headquarters is located in Woodland Hills, California, where we lease approximately 8,800 square feet of administrative and product development space. In addition to our Woodland Hills facility, we lease 2,600 square feet of office space in New York, 2,500 square feet of warehouse space in Gardena, California, 21,500 square feet of office and warehouse space in Miami, Florida, 17,000 square feet of warehouse space in Dallas, North Carolina, 5,900 square feet of office and warehouse space in Kwun Tong, Hong Kong, 4,100 square feet of warehouse space in Santiago, Dominican Republic, and 22,000 square feet of warehouse, distribution and administration space in Tlaxcala, Mexico.

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

                                                            HIGH         LOW
                                                            ----         ---
     YEAR ENDED DECEMBER 31, 2001
          First Quarter .........................        $   4.25     $   3.69
          Second Quarter ........................            4.05         3.25
          Third Quarter .........................            4.05         3.60
          Fourth Quarter ........................            3.99         3.60

     YEAR ENDED DECEMBER 31, 2002
          First Quarter .........................        $   3.99     $   3.50
          Second Quarter ........................            4.24         3.45
          Third Quarter .........................            4.20         3.60
          Fourth Quarter ........................            3.99         3.40

     On March 25, 2003, the closing sales price of our Common Stock as reported on the American Stock Exchange was $3.60 per share. As of March 26, 2003, there were 39 record holders of our Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

     In a series of transactions on December 28, 2001, January 7, 2002 and January 8, 2002, we entered into stock and warrant purchase agreements with three private investors, including Mark Dyne, the chairman of our board of directors. Pursuant to the stock and warrant purchase agreements, we issued an aggregate of 516,665 shares of common stock at a price per share of $3.00 for aggregate proceeds of $1.55 million. The stock and warrant purchase agreements also included a commitment by one of the two non-related investors to purchase an additional 400,000 shares of common stock at a price per share of $3.00 at second closing dates on or prior to March 1, 2003, as amended, for additional proceeds of $1,200,000. Pursuant to the stock and warrant purchase agreements, 258,332 warrants to purchase common stock were issued. The warrants are exercisable immediately after closing, one half of the warrants at $4.34 per share and the second half at $4.73 per shares, representing 110% and 120%, respectively, of the market value of our common stock on the date of closing.
The exercise price for the warrants shall be adjusted upward by 25% of the amount, if any, that the market price of our common stock on the exercise date exceeds the initial exercise price (as adjusted) up to a maximum exercise price of $5.25. The warrants have a term of four years. The shares contain restrictions related to the sale or transfer of the shares, registration and voting rights. In March 2002 and February 2003, one of the non-related investors purchased 100,000 and 300,000 shares, respectively, of common stock at a price per share of $3.00 pursuant to the second closing provisions of the stock and warrant purchase agreement for total proceeds of $1,200,000. Pursuant to the second closing provisions of the stock and warrant purchase agreement, 50,000 and 150,000 warrants were issued to the investor in March 2002 and February 2003, respectively, under the same terms as stated above. There are no remaining commitments due under the stock and warrant purchase agreements. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction not involving any public offering.

DIVIDENDS

     We have never paid dividends on our Common Stock. We intend to retain any future earnings for use in our business. We are restricted from making cash dividend payments on our common stock under our senior credit facility with UPS Capital Global Trade Finance Corporation.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth certain  information as of December 31, 2002
regarding  equity   compensation   plans  (including   individual   compensation
arrangements) under which our equity securities are authorized for issuance:

                                                                                NUMBER OF SECURITIES
                            NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE       REMAINING AVAILABLE
                            BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       FOR FUTURE ISSUANCE
                            OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,        UNDER EQUITY
                              WARRANTS AND RIGHTS      WARRANTS AND RIGHTS      COMPENSATION PLANS
                            -----------------------    --------------------     --------------------
Equity compensation
plans approved by
security holders .........        1,733,500                $   3.48                   544,000

Equity compensation
plans not approved
by security holders ......          608,122                $   4.35                      --

   Total .................        2,341,622                $   3.71                   544,000

     See Note 13 to the Consolidated Financial Statements for information regarding the material features of the above plans. Each of the above plans provides that the number of shares with respect to which options and warrants may be granted, and the number of shares of Common Stock subject to an outstanding option or warrant, shall be proportionately adjusted in the event of a subdivisions or consolidation of shares or the payment of a stock dividend on Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with our consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K in order to understand fully factors that may affect the comparability of the financial data presented below.

                      TAG-IT PACIFIC, INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                                                                     FISCAL YEARS ENDED DECEMBER 31,
                                                               (IN THOUSANDS EXCEPT PER SHARE INFORMATION)
                                                         1998(1)    1999       2000      2001(2)    2002
                                                       --------   --------   --------  --------   --------
OPERATIONS:
Total Revenue......................................    $ 18,808   $ 32,385   $ 49,362  $ 43,568   $ 60,073
Income (loss) from operations......................    $    824   $  2,406   $  2,547  $   (253)  $  3,044
Net Income (loss)..................................    $    527   $  1,731   $  1,539  $ (1,226)  $  1,496
Net income (loss) per share - basic................    $   0.12   $   0.26   $   0.23  $  (0.16)  $   0.14
Net income (loss) per share - diluted..............    $   0.11   $   0.23   $   0.21  $  (0.16)  $   0.14
Weighted average shares outstanding - basic........       4,419      6,734      6,838     8,017      9,232
Weighted average sharesoutstanding - diluted.......       4,960      7,399      7,283     8,017      9,531
FINANCIAL POSITION (AT PERIOD END):
Cash, cash equivalents and short-term investments..    $  2,065   $    101   $    128  $     47   $    285
Total assets.......................................    $ 14,643   $ 19,855   $ 39,099  $ 40,794   $ 54,303
Capital lease obligations and notes payable........    $    508   $  1,031   $  3,873  $  6,024   $  5,354
Convertible redeemable preferred stock.............    $      -   $      -   $      -  $  2,895   $  2,895
Stockholders' equity...............................    $  7,090   $  8,861   $ 14,791  $ 15,428   $ 18,467
Total liabilities and stockholders' equity.........    $ 14,643   $ 19,855   $ 39,099  $ 40,794   $ 54,303
PER SHARE DATA (AT END OF PERIOD):
Net book value per common share....................    $   1.05   $   1.31   $   1.88  $   1.76   $   1.98
Common shares outstanding..........................       6,727      6,778      7,863     8,770      9,320

----------

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

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tag-It Pacific, Inc. for the fiscal years ended December 31, 2002, 2001 and 2000. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

          o Inventory is evaluated on a continual basis and reserve adjustments are made based on management's estimate of future sales value, if any, of specific inventory items. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known. A substantial portion of our total inventories is subject to buyback arrangements with our customers. The buyback arrangements contain provisions related to the inventory we purchase and warehouse on behalf of our customers. In the event that inventories remain with us in excess of six to nine months from our receipt of the goods from our vendors or the termination of production of a customer's product line related to the inventories, the customer is required to purchase the inventories from us under normal invoice and selling terms. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to purchase inventories, an additional adjustment may be required. These buyback arrangements are considered in management's estimate of future market value of inventories.

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

          o Intangible assets are evaluated on a continual basis and impairment adjustments are made based on management's valuation of identified reporting units related to goodwill, the valuation of intangible assets with indefinite lives and the reassessment of the useful lives related to other intangible assets with definite useful lives. Impairment adjustments are made for the difference between the carrying value of the intangible asset and the estimated valuation and charged to operations in the period in which the facts that give rise to the adjustments become known.

          o Sales are recorded at the time of shipment, at which point title transfers to the customer, and when collection is reasonably assured.

BUSINESS OVERVIEW AND RECENT DEVELOPMENTS

     Tag-it Pacific, Inc. is an apparel company that specializes in the distribution of trim items to manufacturers of fashion apparel and licensed consumer products, and specialty retailers and mass merchandisers. We act as a full service outsourced trim management department for manufacturers of fashion apparel such as Tarrant Apparel Group and Azteca Production International. We also serve as a specified supplier of trim items to owners of specific brands, brand licensees and retailers, including Abercrombie & Fitch, The Limited, Express, Lerner and Miller's Outpost, among others. We also distribute zippers under our TALON brand name to owners of apparel brands and apparel manufacturers such as Levi Strauss & Co., VF Corporation and Tropical Sportswear, among others. In 2002, we created a new division under the TEKFIT brand name. This division develops and sells apparel components that utilize the patented Pro-Fit technology, including a stretch waistband. We market these products to the same customers targeted by our MANAGED TRIM SOLUTION and TALON zipper divisions.

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

     On July 12, 2002, we entered into an exclusive supply agreement with Levi Strauss & Co. In accordance with the supply agreement, Levi is to purchase a minimum of $10 million of various trim products, garment components and services over the next two years. Certain proprietary products, equipment and technological know-how will be supplied to Levi on an exclusive basis during this period. The supply agreement also appoints TALON as an approved zipper supplier to Levi.

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

     We also have an exclusive supply agreement with Tarrant Apparel Group and have been supplying Tarrant Apparel Group with all of its trim requirements under our MANAGED TRIM SOLUTION(TM) system since 1998. The exclusive supply agreement with Tarrant Apparel Group has an indefinite term.

     Sales under our exclusive supply agreements with Azteca Production International and Tarrant Apparel Group amounted to approximately 69.7% and 63.0% of our total sales for the years ended December 2002 and 2001, respectively. We will continue to rely on these two customers for a significant amount of our sales for the year ended December 2003. Sales under these exclusive supply agreements as a percentage of total sales for the year ended December 2003 are anticipated to be lower than the year ended December 2002 due to an increase in sales to other customers. Our results of operations will depend to a significant extent upon the commercial success of Azteca Production International and Tarrant Apparel Group. If Azteca Production International and Tarrant Apparel Group fail to purchase our trim products at anticipated levels, or our relationship with Azteca Production International or Tarrant Apparel Group terminates, it may have an adverse affect on our results of operations. Included in trade accounts receivable, related parties at December 31, 2002, is approximately $14.8 million due from Tarrant Apparel Group and Azteca Production International.

     Included in inventories at December 31, 2002 are inventories of approximately $8.5 million that are subject to buyback arrangements with Tarrant Apparel Group, Azteca Production International and other customers. The buyback arrangements contain provisions related to the inventory purchased on behalf of these customers. In the event that inventories remain with us in excess of six to nine months from our receipt of the goods from our vendors or the termination of production of a customer's product line related to the inventories, the customer is required to purchase the inventories from us under normal invoice and selling terms. If the financial condition of Tarrant Apparel Group and Azteca Production International were to deteriorate, resulting in an impairment of their ability to purchase inventories of pay receivables, it may have an adverse affect on our results of operations.

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

RESULTS OF OPERATIONS

     The following table sets forth for the years indicated selected statements of operations data shown as a percentage of net sales:

                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                    ------------------------
                                                     2002     2001      2000
                                                    -----    -----     -----
     Net sales ................................     100.0%   100.0%    100.0%
     Cost of goods sold .......................      74.3     72.7      72.6
                                                    -----    -----     -----
     Gross profit .............................      25.7     27.3      27.4
     Selling expenses .........................       3.5      3.8       4.2
     General and administrative expenses ......      17.1     20.5      18.0
     Restructuring charges ....................       --       3.6       --
                                                    -----    -----     -----
     Operating income (loss) ..................       5.1%    (0.6)%     5.2%
                                                    =====    =====     =====

     Net sales increased approximately $16,500,000 (or 37.8%) to $60,100,000 for the year ended December 31, 2002 from $43,600,000 for the year ended December 31, 2001. The increase in net sales was primarily due to an increase in trim-related sales from our Tlaxcala, Mexico operations under our MANAGED TRIM
SOLUTION(TM) trim package program. The increase in net sales was also attributable to an increase in zipper sales under our TALON brand name to our MANAGED TRIM SOLUTION(TM) customers in Mexico and our other Talon customers in Mexico and Asia. TALON has been successful in becoming an approved zipper vendor for major brands and retailers which has allowed us to increase our sales to these customers. Our purchase of the TALON brand name and trademarks in December 2001 has enabled us to better control our product offerings, selling prices and profit margins.

     Net sales decreased approximately $5,800,000 (or 11.7%) to $43,600,000 for the year ended December 31, 2001 from $49,400,000 for the year ended December 31, 2000. The decrease in net sales was primarily a result of a reduction of sales from our Hong Kong operations. Our restructuring plan, implemented in the first quarter of 2001, included the reduction of our sales force and operations in our Hong Kong facility in order to increase profitability and also included the reduction of the number of small dollar volume customers with lower gross margins. The decrease in net sales was also due to a decrease in zipper sales under our exclusive license and distribution agreement of TALON products, which began in July 2000. Our exclusive vendor of TALON products discontinued manufacturing these products in December 2000. We have successfully negotiated with alternative vendors for TALON products and do not anticipate any further reductions of TALON sales from present levels. The decrease in net sales for the year was partially offset by an increase in sales as a result of our January 2001 acquisition of a Florida-based distributor of trim products in the apparel industry. The overall decrease in sales compared to the prior year was due to a general slow down of the economy and consumer spending and a further slow down as a result of the terrorist attacks on September 11, 2001.

     Gross profit increased approximately $3,500,000 (or 29.4%) to $15,400,000 for the year ended December 31, 2002 from $11,900,000 for the year ended December 31, 2001. Gross margin as a percentage of net sales decreased to approximately 25.7% for the year ended December 31, 2002 as compared to 27.3% for the year ended December 31, 2001. The decrease in gross profit as a percentage of net sales for the year ended December 31, 2002 was primarily due to an increase in zipper sales under our TALON brand name to our MANAGED TRIM SOLUTION(TM) customers in Mexico during the year. Talon products have a lower gross margin than other products included within the complete trim packages we offer to our customers through our MANAGED TRIM SOLUTION(TM). The decrease in gross margin as a percentage of net sales for the year ended December 31, 2002 was offset by a further reduction of manufacturing and facility costs which was a direct result of the implementation of our restructuring plan in the first quarter of 2001.

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

     Selling expense increased approximately $490,000 (or 29.9%) to $2,130,000 for the year ended December 31, 2002 from $1,640,000 for the year ended December 31, 2001. As a percentage of net sales, these expenses decreased to 3.5% for the year ended December 31, 2002 compared to 3.8% for the year ended December 31, 2001. The increase in selling expenses was due to our efforts to obtain approval from major brands and retailers of the TALON brand zipper and the implementation of our new sales and marketing plan for the TALON brand. In addition, we hired additional personnel to support the exclusive waistband license agreement we entered into in April 2002. The increase in these selling expenses was partially offset by a reduction of our sales force under our MANAGED TRIM SOLUTION(TM) program, which was part of our restructuring plan that we implemented in the first quarter of 2001. For the year ended December 31, 2002, selling expenses increased at a slower rate than the increase in net sales, resulting in a decrease in selling expenses as a percentage of net sales.

     Selling expense decreased approximately $460,000 (or 21.9%) to $1,640,000 for the year ended December 31, 2001 from $2,100,000 for the year ended December 31, 2000. As a percentage of net sales, these expenses decreased to 3.8% for the year ended December 31, 2001 compared to 4.2% for the year ended December 31, 2000. This decrease was due to a reduction of our sales force which was part of our restructuring plan that was implemented in the first quarter of 2001.

     General and administrative expenses increased approximately $1,330,000 (or 14.9%) to $10,270,000 for the year ended December 31, 2002 from $8,940,000 for the year ended December 31, 2001. The increase in these expenses was due primarily to additional staffing and other expenses incurred related to our Tlaxcala, Mexico operations, the amortization of intangible assets incurred as a result of the exclusive waistband technology license rights we acquired in April 2002 and additional adjustments for bad debts of approximately $633,000 recorded during the year. As a percentage of net sales, these expenses decreased to 17.1% for the year ended December 31, 2002 compared to 20.5% for the year ended December 31, 2001, as the rate of increase in net sales exceeded that of general and administrative expenses.

     General and administrative expenses increased approximately $50,000 (or 0.6%) to $8,940,000 for the year ended December 31, 2001 from $8,890,000 for the year ended December 31, 2000. The increase in these expenses was due to additional staffing and other expenses related to our new Florida operation, offset by the reduction of general and administrative expenses in accordance with the implementation of our first quarter 2001 restructuring plan. As a percentage of net sales, these expenses increased to 20.5% for the year ended December 31, 2002 compared to 18.0% for the year ended December 31, 2000, as the rate of increase in net sales did not exceed that of general and administrative expenses.

     Interest expense decreased approximately $128,000 (or 9.2%) to $1,269,000 for the year ended December 31, 2002 from $1,397,000 for the year ended December 31, 2001. On May 30, 2001, we replaced our credit facility with a new facility with UPS Capital Global Trade Finance Corporation, which provides for increased borrowing availability of up to $20,000,000 and a more favorable interest rate of prime plus 2%. We incurred financing charges of approximately $570,000, including legal, consulting and closing costs, in the first two quarters of 2001 related to our efforts to replace our existing credit facility. Our borrowings under the new UPS Capital credit facility increased during the year ended December 31, 2002 due to increased sales and expanded operations in Mexico and Asia. The increase in interest expense due to increased borrowings during the year was offset by decreases in the prime rate from prior periods.

     Interest expense increased approximately $644,000 (or 85.5%) to $1,397,000 for the year ended December 31, 2001 from $753,000 for the year ended December 31, 2000. Due to expanded operations, we increased our borrowing under our credit facility with Sanwa Bank, which contributed to the increased interest expense for the year ended December 31, 2001 as compared to the year ended December 31, 2000. On May 30, 2001, we replaced our credit facility with Sanwa Bank with a new facility with UPS Capital Global Trade Finance Corporation. As discussed above, we incurred financing charges and were charged less favorable interest rates during the first two quarters of 2001 under our former credit facility.

     The provision for income taxes amounted to approximately $279,000 for the year ended December 31, 2002 as compared to a benefit for income taxes of $423,000 for the year ended December 31, 2001. Income taxes increased for the year ended December 31, 2002 primarily due to the increased taxable income as a result of the net loss incurred for the year ended December 31, 2001.

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

     Net income was $1,496,000 for the year ended December 31, 2002 as compared to a net loss of $1,226,000 for the year ended December 31, 2001, due primarily to an increase in net sales, offset by increases in selling and general and administrative expenses and a decrease in gross margin, as discussed above.

     Net loss was $1,226,000 for the year ended December 31, 2001 as compared to net income of $1,539,000 for the year ended December 31, 2000, due primarily to the restructuring charges incurred during 2001 of $1.6 million and the reduction of sales from the prior year of $5.8 million, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES AND RELATED PARTY TRANSACTIONS

     Cash and cash equivalents increased to $285,000 at December 31, 2002 from $47,000 at December 31, 2001. The increase resulted from $6,947,000 of cash provided by financing activities, offset by $5,440,000 and $1,268,000 of cash used in operating and investing activities, respectively.

     Net cash used in operating activities was approximately $5,440,000, $2,100,000 and $3,659,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in cash used by operating activities for the year ended December 31, 2002 resulted primarily from increases in inventories and receivables, which was partially offset by increases in accounts payable and accrued expenses and net income. The increase in inventories during the year was due primarily to increased customer orders for future sales. The increase in accounts receivable during the year was due primarily to increased sales during the fourth quarter of 2002 and slower customer collections. Cash used in operating activities for the year ended December 31, 2001 resulted primarily from increased inventories, other assets and net losses, and decreased accounts payable and accrued expenses. Cash used in operations for the year ended December 31, 2000 resulted primarily from increased accounts receivables and inventories, offset by increased accounts payable from accrued expenses.

     Net cash used in investing activities was approximately $1,268,000, $667,000 and $2,033,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Net cash used in investing activities for the year ended December 31, 2002 consisted primarily of capital expenditures for machinery and equipment. Net cash used in investing activities for the year ended December 31, 2001 consisted primarily of capital expenditures for computer equipment and upgrades and additional loans to related parties. Net cash used in investing activities for the year ended December 31, 2000 consisted primarily of capital expenditures for computer equipment and upgrades.

     Net cash provided by financing activities was approximately $6,947,000, $2,687,000 and $5,719,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Net cash provided by financing activities for the year ended December 31, 2002 primarily reflects increased borrowings under our credit facility and funds raised from private placement transactions, offset by the repayment of notes payable. The increase in borrowings under our credit facility during the year was due primarily to working capital requirements related to increases in accounts receivable and inventories. Net cash provided by financing activities for the year ended December 31, 2001 primarily reflects funds raised from private placement transactions and proceeds from the issuance of Series C Convertible Redeemable preferred stock, offset by the repayment of a bank overdraft. Net cash provided by financing activities for the year ended December 31, 2000 primarily reflects increased borrowings under our credit facility and borrowings from related parties.

     We currently satisfy our working capital requirements primarily through cash flows generated from operations and borrowings under our credit facility with UPS Capital. Our maximum availability under the credit facility is $20 million. At December 31, 2002 and 2001, outstanding borrowings under our UPS Capital credit facility amounted to approximately $16,182,000 and $9,661,000, respectively. Open letters of credit amounted to approximately $1,537,000 at December 31, 2002. There were no open letters of credit at December 31, 2001.

     The initial term of our agreement with UPS Capital is three years and the facility is secured by substantially all of our assets. The interest rate of the credit facility is at the prime rate plus 2%. The credit facility requires that we comply with certain financial covenants including net worth, fixed charge ratio and capital expenditures. At December 31, 2002, we were not in compliance with our capital expenditure covenant due to additional equipment requirements for our exclusive supply agreement with Levi Strauss & Co. UPS Capital waived the noncompliance as of December 31, 2002. We were in compliance with all other financial covenants at December 31, 2002. The amount we can borrow under the credit facility is determined based on a defined borrowing base formula related to eligible accounts receivable and inventories. Our borrowing base availability ranged from approximately $9,921,000 to $18,829,000 from January 1, 2002 to December 31, 2002. A significant decrease in eligible accounts receivable and inventories due to customer concentration levels and the aging of inventories, among other factors, can have an adverse effect on our borrowing capabilities under our credit facility, which thereafter, may not be adequate to satisfy our working capital requirements. Eligible accounts receivable are reduced if our accounts receivable customer balances are concentrated in excess of the percentages allowed under our agreement with UPS Capital. In addition, we have typically experienced seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers. During these quarters, borrowing availability under our credit facility may decrease as a result of decreases in eligible accounts receivables generated from our sales. As a result of our concentration of business with Tarrant Apparel Group and Azteca Production International, our eligible receivables have been limited under the UPS Capital facility to various degrees over the past year. If our business becomes further dependant on one or a limited number of customers or if we experience future significant seasonal reductions in receivables, our availability under the UPS Capital credit facility would be correspondingly reduced. If this were to occur, we would be required to seek additional financing which may not be available on attractive terms and, if such financing is unavailable, we may be unable to meet our working capital requirements.

     Pursuant to the terms of a foreign factoring agreement under our UPS Capital credit facility, UPS Capital purchases our eligible accounts receivable and assumes the credit risk with respect to those foreign accounts for which UPS Capital has given its prior approval. If UPS Capital does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable under our credit facility. As of December 31, 2002, the amount factored without recourse was approximately $292,000. There were no receivables factored with UPS Capital at December 31, 2001.

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

     In a series of sales on December 28, 2001, January 7, 2002 and January 8, 2002, we entered into stock and warrant purchase agreements with three private investors, including Mark Dyne, the chairman of our board of directors. Pursuant to the stock and warrant purchase agreements, we issued an aggregate of 516,665 shares of common stock at a price per share of $3.00 for aggregate proceeds of $1,549,995. The stock and warrant purchase agreements also included a commitment by one of the private investors to purchase an additional 400,000 shares of common stock at a price per share of $3.00 at second closings on or prior to March 1, 2003, as amended, for additional proceeds of $1,200,000. In March 2002 and February 2003, this private investor purchased 100,000 and 300,000 shares, respectively, of common stock at a price per share of $3.00 pursuant to the second closing provisions of the stock and warrant purchase agreement for total proceeds of $1,200,000. Pursuant to the second closing provisions of the stock and warrant purchase agreement, 50,000 and 150,000 warrants were issued to the investor in March 2002 and February 2003, respectively. There are no remaining commitments due under the stock and warrant purchase agreements.

     In accordance with the series C preferred stock purchase agreement entered into by us and Coats North America Consolidated, Inc. on September 20, 2001, we issued 759,494 shares of series C convertible redeemable preferred stock to Coats North America Consolidated, Inc. in exchange for an equity investment from Coats North America Consolidated of $3 million cash. The series C preferred shares are convertible at the option of the holder after one year at the rate $4.94 per share. The series C preferred shares are redeemable at the option of the holder after four years. If the holders elect to redeem the series C preferred shares, we have the option to redeem for cash at the stated value of $3 million or in our common stock at 85% of the market price of our common stock on the date of redemption. If the market price of our common stock on the date of redemption is less than $2.75 per share, we must redeem for cash at the stated value of the series C preferred shares. We can elect to redeem the series C preferred shares at any time for cash at the stated value. The preferred stock purchase agreement provides for cumulative dividends at a rate of 6% of the stated value per annum, payable in cash or our common stock. Each holder of the series C preferred shares has the right to vote with our common stock based on the number of our common shares that the series C preferred shares could then be converted into on the record date.

     Pursuant to the terms of a factoring agreement for our Hong Kong subsidiary, Tag-It Pacific Limited, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 80% of eligible accounts receivable. Interest is charged at 1.5% over the Hong Kong Dollar prime rate. As of December 31, 2002 and 2001, the amount factored without recourse was approximately $241,000 and $106,000.

     As of December 31, 2002, we had outstanding related-party debt of approximately $1,350,000 at interest rates ranging from 4% to 11%, and additional non-related-party debt of $25,200 at an interest rate of 10%. The majority of related-party debt is due on demand, with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment. On October 4, 2002, we entered into a note payable agreement with a related party in the amount of $500,000 to fund additional working capital requirements. The note payable was unsecured, due on demand, accrued interest at 4% and was subordinated to UPS Capital. This note was re-paid on February 28, 2003. As of December 31, 2001, we had outstanding related-party debt, of approximately $850,000 at interest rates ranging from 7% to 11%, and additional non-related-party debt of $25,200 at an interest rate of 10%. The majority of related-party debt is due on demand, with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment.

     Our receivables increased to $20,227,000 at December 31, 2002 from $10,952,000 at December 31, 2001. This increase was due primarily to increased related-party trade receivables of approximately $6.8 million resulting from increased related party sales during the year ended December 31, 2002 of approximately $14.4 million. The increase in receivables also resulted from an increase in sales to non-related parties during 2002.

     In October 1998, we entered into a supply agreement with Tarrant Apparel Group. In October 1998, we also issued 2,390,000 shares of our common stock to KG Investment, LLC. KG Investment is owned by Gerard Guez and Todd Kay, executive officers and significant shareholders of Tarrant Apparel Group. Commencing in December 1998, we began to provide trim products to Tarrant Apparel Group for its operations in Mexico. Pricing and terms are consistent with competitive vendors.

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

     Included in inventories at December 31, 2002 are inventories of approximately $8.5 million that are subject to buyback arrangements with Tarrant Apparel Group, Azteca Production International and other customers. The buyback arrangements contain provisions related to the inventory purchased on behalf of these customers. In the event that inventories remain with us in excess of six to nine months from our receipt of the goods from our vendors or the termination of production of a customer's product line related to the inventories, the customer is required to purchase the inventories from us under normal invoice and selling terms. If the financial condition of Tarrant Apparel Group and Azteca Production International were to deteriorate, resulting in an impairment of their ability to purchase inventories of pay receivables, it may have an adverse affect on our results of operations.

     We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and available financing will be sufficient to fund our minimum working capital and capital expenditure needs for the next twelve months. In addition, we expect to receive quarterly cash payments of a minimum of $1.25 million under our supply agreement with Levi Strauss & Co. through August 2004. We also received additional funds of $900,000 in February 2003 pursuant to the remaining commitment due under the stock warrant and purchase agreement we entered into with a private investor. We used a portion of these funds to repay a subordinated note payable to a related party of $500,000 in February 2003. The extent of our future capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of future acquisitions, our borrowing base availability limitations related to eligible accounts receivable and inventories and our expansion into foreign markets. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we will need to raise additional debt or equity financing in order to provide for our operations. We are continually evaluating various financing strategies to be used to expand our business and fund future growth or acquisitions. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. If we are unable to secure additional financing, we may not be able to execute our plans for expansion, including expansion into foreign markets to promote our TALON brand tradename, and we may need to implement additional cost savings initiatives.

     Our need for additional long-term financing includes the integration and expansion of our operations to exploit our rights under our TALON trade name, the expansion of our operations in the Asian and Caribbean markets and the further development of our waistband technology.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

     The following summarizes our contractual obligations at December 31, 2002 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                  Payments Due by Period
                                ----------------------------------------------------------
                                               Less than        1-3         4-5     After
   Contractual Obligations         Total         1 Year        Years       Years   5 Years
-----------------------------   -----------   -----------   -----------   ------    ------
Subordinated note payable ...   $ 3,800,000   $ 1,200,000   $ 2,600,000   $  --     $  --

Capital lease obligations ...   $   179,235   $    71,928   $   107,307   $  --     $  --

Subordinated notes payable to
related parties (1) .........   $ 1,349,971   $ 1,349,971   $      --     $  --     $  --

Operating leases ............   $ 1,559,103   $   641,373   $   917,730   $  --     $  --

Line of credit ..............   $16,182,061   $16,182,061   $      --     $  --     $  --

Note payable ................   $    25,200   $    25,200   $      --     $  --     $  --

Royalty Payments ............   $   900,000   $    75,000   $   825,000   $  --     $  --
------------------------------------------------------------------------------------------

(1) The majority of subordinated notes payable to related parties are due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment.

     On December 31, 2002, we indirectly guaranteed the indebtedness of two of its suppliers through the issuance by a related party of letters of credit to purchase goods and equipment totaling $1.5 million. Financing costs due to the related party amounted to approximately $15,000. The letters of credit expire on March 27, 2003 and June 26, 2003.

NEW ACCOUNTING PRONOUNCEMENTS

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

     In  October  2001,  the  FASB  issued  SFAS  No.  144,  Accounting  for the
Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of this Statement had no material impact on our financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on our consolidated financial statements.

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

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The expected impact of the Statement on our future financial position is not reasonably estimable. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We do not believe the adoption of FIN 46 will have a material impact on our financial position and results of operations.

     On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based compensation Transition and Disclosure." SFAS No. 148 requires certain disclosures related to stock-based compensation plans. At December 31, 2002, we had one stock-based employee compensation plan that is described in
Note 12. We have applied the recognition and measurement provisions of APB 25 and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income in 2002, 2001 or 2000, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The initial disclosure provisions of SFAS 148 are applicable to fiscal years ending after December 15, 2002 and are not expected to have a material effect on our financial statements.

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

     IF WE LOSE OUR LARGEST CUSTOMERS OR THEY FAIL TO PURCHASE AT ANTICIPATED LEVELS, OUR SALES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED. Our largest customer, Tarrant Apparel Group, accounted for approximately 41.5% and 42.3% of our net sales, on a consolidated basis, for the years ended December 31, 2002 and 2001. In December 2000, we entered into an exclusive supply agreement with Azteca Production International, AZT International SA D RL, and Commerce Investment Group, LLC that provides for a minimum of $10,000,000 in total annual purchases by Azteca Production International and its affiliates during each year of the three-year term of the agreement. Azteca Production International is required to purchase from us only if we are able to provide trim products on a competitive basis in terms of price and quality.

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

     OUR REVENUES MAY BE HARMED IF GENERAL ECONOMIC CONDITIONS WORSEN. Our revenues depend on the health of the economy and the growth of our customers and potential future customers. When economic conditions weaken, certain apparel manufacturers and retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties which increase the risk of extending credit to such customers. Customers adversely affected by economic conditions have also attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that we will remain a preferred vendor to our existing customers. A decrease in business from or loss of a major customer could have a material adverse effect on our results of operations. Further, if the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

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

     INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS. As of December 31, 2002, our officers and directors and their affiliates owned approximately 36.2% of the outstanding shares of our common stock. The Dyne family, which includes Mark Dyne, Colin Dyne, Larry Dyne, Jonathan Burstein and the estate of Harold Dyne, beneficially owned approximately 41.1% of the outstanding shares of our common stock. The number of shares beneficially owned by the Dyne family includes the shares of common stock held by Azteca Production International, which are voted by Colin Dyne pursuant to a voting agreement. The Azteca Production International shares constitute approximately 10.7% of the outstanding shares of common stock at December 31, 2002. Gerard Guez and Todd Kay, significant stockholders of Tarrant Apparel Group, own approximately 12.8% of the outstanding shares of our common stock at December 31, 2002, respectively. As a result, our officers and directors, the Dyne family and KG Investment, LLC are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

     We are also exposed to the impact of interest rate changes on our outstanding borrowings. At December 31 2002, we had approximately $20.0 million of indebtedness subject to interest rate fluctuations. These fluctuations may increase our interest expense and decrease our cash flows from time to time. For example, based on average bank borrowings of $10 million during a three-month period, if the interest rate indices on which our bank borrowing rates are based were to increase 100 basis points in the three-month period, interest incurred would increase and cash flows would decrease by $25,000.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----

Report of Independent Certified Public Accountants.......................    29
Consolidated Balance Sheets..............................................    30
Consolidated Statements of Operations....................................    31
Consolidated Statements of Stockholders' Equity and
     Convertible Redeemable Preferred Stock..............................    32
Consolidated Statements of Cash Flows....................................    33
Notes to Consolidated Financial Statements...............................    34
Independent Certified Public Accountants' Report on Schedule II..........    57
Schedule II - Valuation and Qualifying Accounts and Reserves.............    58

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Tag-It Pacific, Inc.
Los Angeles, California

     We have audited the accompanying consolidated balance sheets of Tag-It Pacific, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and convertible redeemable preferred stock and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tag-It Pacific, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Notes 1 and 7 to the consolidated financial statements, effective January 1, 2002, Tag-It Pacific, Inc. and subsidiaries adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" for its goodwill and tradename.



                                                     /s/ BDO Seidman, LLP

Los Angeles, California
March 14, 2003

                              TAG-IT PACIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                     December 31,   December 31,
                                                         2002           2001
                                                     -----------     -----------
Assets
Current assets:
   Cash and cash equivalents ...................     $   285,464     $    46,948
   Due from factor .............................         532,672         105,749
   Trade accounts receivable, net ..............       5,456,517       3,037,034
   Trade accounts receivable, related
     parties ...................................      14,770,466       7,914,838
   Refundable income taxes .....................         212,082         259,605
   Inventories, net ............................      23,105,267      20,450,740
   Prepaid expenses and other current
     assets ....................................         599,543         408,146
   Deferred income taxes .......................          90,928         107,599
                                                     -----------     -----------
Total current assets ...........................      45,052,939      32,330,659

Property and equipment, net of
  accumulated depreciation
  and amortization .............................       2,953,701       2,592,965
Tradename ......................................       4,110,750       4,110,750
Due from related parties .......................         870,251         814,219
Other assets ...................................       1,314,981         944,912
                                                     -----------     -----------
Total assets ...................................     $54,302,622     $40,793,505
                                                     ===========     ===========

Liabilities, Convertible Redeemable
Preferred Stock and Stockholders' Equity
Current liabilities:
  Line of credit ...............................     $16,182,061     $ 9,660,581
  Accounts payable and accrued expenses ........      10,375,987       6,785,814
  Deferred income ..............................       1,027,984            --
  Note payable .................................          25,200          25,200
  Subordinated demand notes payable to
     related parties ...........................       1,349,971         849,971
  Current portion of capital lease
     obligations ...............................          71,928         180,142
  Current portion of subordinated note
     payable ...................................       1,200,000       1,100,000
                                                     -----------     -----------
Total current liabilities ......................      30,233,131      18,601,708

Capital lease obligations, less current
  portion ......................................         107,307          69,030
Subordinated note payable, less current
  portion ......................................       2,600,000       3,800,000
                                                     -----------     -----------
Total liabilities ..............................      32,940,438      22,470,738
                                                     -----------     -----------

Commitments and contingencies (Note 15)

Convertible redeemable preferred stock
  Series C, $0.001 par value; 759,494
  shares authorized; 759,494 shares
  issued and outstanding at
  December 31, 2002 and 2001(stated
  value $3,000,001) ............................       2,895,001       2,895,001

Stockholders' equity:
  Preferred stock Series A, $0.001 par
     value; 250,000 shares authorized;
     no shares issued or outstanding ...........            --              --
   Convertible preferred stock Series
     B, $0.001 par value; 850,000
     shares authorized; no shares
     issued or outstanding .....................            --              --
   Common stock, $0.001 par value,
     30,000,000 shares authorized;
     9,319,909 shares issued and
     outstanding at December 31, 2002;
     8,769,910 at December 31, 2001 ............           9,321           8,771
  Additional paid-in capital ...................      16,776,012      15,048,971
  Retained earnings ............................       1,681,850         370,024
                                                     -----------     -----------
Total stockholders' equity .....................      18,467,183      15,427,766
                                                     -----------     -----------
Total liabilities, convertible
  redeemable preferred stock and
  stockholders' equity .........................     $54,302,622     $40,793,505
                                                     ===========     ===========


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Year Ended     Year Ended      Year Ended
                                     December 31,   December 31,    December 31,
                                         2002           2001            2000
                                     ------------   ------------    ------------

Net sales to unrelated parties ...   $ 18,179,970   $ 16,114,039    $ 23,723,666
Net sales to related parties .....     41,893,200     27,453,591      25,638,000
                                     ------------   ------------    ------------
Total net sales ..................     60,073,170     43,567,630      49,361,666
Cost of goods sold ...............     44,633,195     31,678,663      35,821,097
                                     ------------   ------------    ------------
Gross profit .....................     15,439,975     11,888,967      13,540,569

Selling expenses .................      2,126,227      1,639,263       2,104,614
General and administrative
   expenses ......................     10,269,672      8,940,593       8,889,272
Restructuring charges (Note 19) ..           --        1,561,623            --
                                     ------------   ------------    ------------
Total operating expenses .........     12,395,899     12,141,479      10,993,886

Income (loss) from operations ....      3,044,076       (252,512)      2,546,683
Interest expense, net ............      1,269,365      1,396,612         752,902
                                     ------------   ------------    ------------
Income (loss) before income
   taxes .........................      1,774,711     (1,649,124)      1,793,781
Provision (benefit) for
   income taxes ..................        278,685       (423,373)        254,596
                                     ------------   ------------    ------------
Net income (loss) ................   $  1,496,026   $ (1,225,751)   $  1,539,185
                                     ============   ============    ============

Less: Preferred stock dividends ..       (184,200)       (49,950)           --
                                     ------------   ------------    ------------
Net income (loss) to common
   shareholders ..................   $  1,311,826   $ (1,275,701)   $  1,539,185
                                     ============   ============    ============

Basic earnings (loss) per share ..   $       0.14   $      (0.16)   $       0.23
                                     ============   ============    ============
Diluted earnings (loss) per share    $       0.14   $      (0.16)   $       0.21
                                     ============   ============    ============
Basic weighted average shares
   outstanding ...................      9,232,405      8,017,134       6,838,345
                                     ============   ============    ============
Diluted weighted average shares
   outstanding ...................      9,531,301      8,017,134       7,283,261
                                     ============   ============    ============


          See accompanying notes to consolidated financial statements.


                              TAG-IT PACIFIC, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   AND CONVERTIBLE REDEEMABLE PREFERRED STOCK
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                              Preferred Stock        Preferred Stock
                                          Common Stock           Series A                Series B          Additional
                                      --------------------    ---------------     ----------------------     Paid-In      Retained
                                       Shares      Amount     Shares   Amount      Shares      Amount        Capital      Earnings
                                      ---------    -------    ------   ------     --------   -----------   -----------   ----------

BALANCE, JANUARY 1, 2000              6,777,556    $ 6,778        --   $   --           --   $        --   $ 8,748,157   $  106,540
   Preferred stock issued for
     distribution rights                     --         --        --       --      850,000     1,400,000            --           --
   Common stock issued for supply
     agreement and inventory          1,000,000      1,000        --       --           --            --     2,799,000           --
   Common stock issued for
     settlement agreement                12,999         13        --       --           --            --        57,546           --
   Common stock issued upon
     exercise of options and
     warrants                            72,689         73        --       --           --            --         3,827           --
   Tax benefit from exercise of
     stock options                           --         --        --       --           --            --       129,280           --
   Net income                                --         --        --       --           --            --           --     1,539,185
                                      ---------    -------    ------   ------     --------   -----------   -----------   ----------

BALANCE, DECEMBER 31, 2000            7,863,244      7,864        --       --      850,000     1,400,000    11,737,810    1,645,725
   Preferred stock issued for
     equity investment                       --         --        --       --           --            --            --           --
   Common stock issued upon
     exercise of options                 15,000         15        --       --           --            --        19,485           --
     Issuance of warrants                    --         --        --       --           --            --         5,170           --
   Common stock issued in
     acquisition of assets              125,000        125        --       --           --            --       499,875           --
   Acquisition of trademarks            500,000        500        --       --     (850,000)   (1,400,000)    1,969,500           --
   Common stock issued in private
     placement transactions             266,666        267        --       --           --            --       799,731           --
   Tax benefit from exercise of
     stock options                           --         --        --       --           --            --        17,400           --
   Preferred stock dividends                 --         --        --       --           --            --            --      (49,950)
   Net loss                                  --         --        --       --           --            --            --    (1,225,75)
                                      ---------    -------    ------   ------     --------   -----------   -----------   ----------

BALANCE, DECEMBER 31, 2001            8,769,910      8,771        --       --           --            --    15,048,971      370,024
   Common stock issued upon
   exercise of options                  50,000          50        --       --           --            --        64,948           --
   Acquisition of license rights       150,000         150        --       --           --            --       577,350           --
   Common stock issued in private
     placement transactions            349,999         350        --       --           --            --     1,029,647           --
   Tax benefit from exercise of
     stock options                          --          --        --       --           --            --        55,096           --
   Preferred stock dividends                --          --        --       --           --            --            --     (184,200)
   Net income                               --          --        --       --           --            --            --    1,496,026
                                      ---------    -------    ------   ------     --------   -----------   -----------   ----------

BALANCE, DECEMBER 31, 2002            9,319,909    $ 9,321        --   $   --           --   $        --   $16,776,012   $1,681,850
                                      =========    =======    ======   ======     ========   ===========   ===========   ==========


                                                          Preferred Stock
                                                             Series C
                                                       ---------------------
                                            Total       Shares      Amount
                                         -----------   --------   ----------

BALANCE, JANUARY 1, 2000                 $ 8,861,475         --   $       --
   Preferred stock issued for
     distribution rights                   1,400,000         --           --
   Common stock issued for supply
     agreement and inventory               2,800,000         --           --
   Common stock issued for
     settlement agreement                     57,559         --           --
   Common stock issued upon
     exercise of options and
     warrants                                  3,900         --           --
   Tax benefit from exercise of
     stock options                           129,280         --           --
   Net income                              1,539,185         --           --
                                         -----------   --------   ----------

BALANCE, DECEMBER 31, 2000                14,791,399         --           --
   Preferred stock issued for
     equity investment                            --    759,494    2,895,001
   Common stock issued upon
     exercise of options                      19,500         --           --
     Issuance of warrants                      5,170         --           --
   Common stock issued in
     acquisition of assets                   500,000         --           --
   Acquisition of trademarks                 570,000         --           --
   Common stock issued in private
     placement transactions                  799,998         --           --
   Tax benefit from exercise of
     stock options                            17,400         --           --
   Preferred stock dividends                 (49,950)        --           --
   Net loss                               (1,225,751)        --           --
                                         -----------   --------   ----------

BALANCE, DECEMBER 31, 2001                15,427,766    759,494    2,895,001
   Common stock issued upon
   exercise of options                        64,998
   Acquisition of license rights             577,500         --           --
   Common stock issued in private
     placement transactions                1,029,997         --           --
   Tax benefit from exercise of
     stock options                            55,096         --           --
   Preferred stock dividends                (184,200)        --           --
   Net income                              1,496,026         --           --
                                         -----------   --------   ----------

BALANCE, DECEMBER 31, 2002               $18,467,183    759,494   $2,895,001
                                         ===========   ========   ==========


          See accompanying notes to consolidated financial statements.


                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year Ended     Year Ended     Year Ended
                                                                    December 31,   December 31,   December 31,
                                                                        2002           2001           2000
                                                                    -----------    -----------    -----------
Increase (decrease) in cash and cash equivalents
Cash flows  from  operating activities:
   Net income (loss) ............................................   $ 1,496,026    $(1,225,751)   $ 1,539,185
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization ..............................     1,169,247      1,478,055      1,039,027
     Decrease (increase) in deferred income taxes ...............        16,671       (220,934)        64,517
     Loss (gain) on sale of assets ..............................        20,804        684,391        (14,584)
     Stock and warrants issued for services .....................          --            5,170         57,559
     (Decrease) increase in allowance for doubtful accounts .....      (167,140)       (80,599)       244,226
   Changes in operating assets and liabilities:
     Receivables, including related parties .....................    (9,534,894)       788,022     (7,622,086)
     Inventories ................................................    (2,654,527)    (2,497,580)    (4,408,021)
     Prepaid expenses and other current assets ..................      (191,396)       330,588        454,338
     Other assets ...............................................       (75,580)      (447,618)       (48,207)
     Accounts payable and accrued expenses ......................     3,197,895       (604,798)     5,058,534
     Deferred income ............................................     1,027,984           --             --
     Income taxes payable .......................................       254,663       (309,147)       (23,088)
                                                                    -----------    -----------    -----------
Net cash used in operating activities ...........................    (5,440,247)    (2,100,201)    (3,658,600)
                                                                    -----------    -----------    -----------
Cash flows from investing activities:
   Additional loans to related parties ..........................          --         (251,489)      (217,107)
   Acquisition of property and equipment ........................    (1,290,087)      (534,873)    (1,832,816)
   Proceeds from sale of equipment ..............................        22,312        118,880         17,000
                                                                    -----------    -----------    -----------
Net cash used in investing activities ...........................    (1,267,775)      (667,482)    (2,032,923)
                                                                    -----------    -----------    -----------
Cash flows from financing activities:
   Bank overdraft ...............................................          --         (584,831)       584,831
   Proceeds from preferred stock issuance .......................          --        2,895,001           --
   Proceeds from common stock issuance ..........................     1,029,997        799,998           --
   Proceeds from exercise of stock options and warrants .........        64,998         19,500          3,900
   Proceeds (repayment) from bank line of credit, net ...........     6,521,480       (295,855)     4,889,178
   Proceeds from capital lease obligations ......................       125,000        207,240           --
   Payment of capital lease obligations .........................      (194,937)      (321,516)      (236,912)
   Proceeds from notes payable ..................................       500,000        180,000        685,000
   Repayment of notes payable ...................................    (1,100,000)      (212,999)      (207,179)
                                                                    -----------    -----------    -----------
Net cash provided by financing activities .......................     6,946,538      2,686,538      5,718,818
                                                                    -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents ............       238,516        (81,145)        27,295
Cash and cash equivalents, beginning of year ....................        46,948        128,093        100,798
                                                                    -----------    -----------    -----------
Cash and cash equivalents, end of year ..........................   $   285,464    $    46,948    $   128,093
                                                                    ===========    ===========    ===========
Supplemental  disclosures of cash flow information:
   Cash paid (received) during the year for:
     Interest paid ..............................................   $ 1,203,663    $ 1,312,805    $   746,433
     Interest received ..........................................   $      (180)        (2,430)          --
     Income taxes paid ..........................................   $     7,984    $    22,780    $   237,415

     Income taxes received ......................................   $      --      $   (10,389)   $   (21,400)
   Non-cash financing activity:
     Common stock issued in acquisition of assets ...............   $      --      $   500,000    $      --
     Common stock issued in acquisition of license rights .......   $   577,500    $      --      $      --
     Preferred stock issued in exchange for distribution rights .   $      --      $      --      $ 1,400,000
     Note to related party issued in exchange for inventory of
     $2,830,024, less imputed interest of $272,000 ..............   $      --      $      --      $ 2,558,024
     Common stock issued in exchange for inventory ..............   $      --      $      --      $ 2,800,000
       Acquisition of trademarks:
          Common stock issued ...................................   $      --      $ 1,970,000    $      --
          Preferred stock cancelled .............................   $      --      $ 1,400,000    $      --
          Net assets acquired ...................................   $      --      $   670,000    $      --
          Cash paid .............................................   $      --      $   100,000    $      --


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

     Tag-It Pacific, Inc. (the "Company") is the parent holding company of Tag-It, Inc., a California corporation, Tag-It Pacific (HK) Ltd., a BVI corporation (formerly Tag-it Printing & Packaging Ltd.), Tag-it de Mexico, S.A. de C.V., A.G.S. Stationery, Inc., a California corporation ("AGS Stationery") and Pacific Trim & Belt, Inc., a California corporation (collectively, the "Subsidiaries"), all of which were consolidated under a parent limited liability company on October 17, 1997 (the "Consolidation") and became wholly-owned subsidiaries of the Company immediately prior to the effective date of the Company's initial public offering in January 1998 (the "Offering"). Immediately prior to the Offering, the outstanding membership units of Tag-It Pacific LLC were converted to 2,470,001 shares of Common Stock of the Company (the Exchange and such conversions are referred to as the "Conversion"). In November 1998, the Company formed a wholly-owned subsidiary, Pacific Trim, SA de CV located in Tlaxcala, Mexico (now included in "Subsidiaries"). All the activities of this company were merged into Tag-It de Mexico, SA de CV, in 1999. In January 2000, the Company formed Tag-it Pacific Limited, a Hong Kong corporation, and in April 2000, the Company formed Talon International, Inc., a Delaware corporation. Both newly formed corporations are 100% wholly-owned Subsidiaries of Tag-it Pacific, Inc. Pacific Trim & Belt, Inc. was dissolved during 2000.

     The accompanying consolidated financial statements consist of the Company and its Subsidiaries presented on a consolidated basis to give effect to the Conversion as of the earliest period presented. The Conversion is treated as a reorganization of entities under common control and was accounted for in a manner similar to a pooling of interest. Accordingly, all references to shares of Common Stock and related share prices have assumed the effects of the Conversion. Effective in 1997, the Company changed its fiscal year-end from August 31 to December 31. On July 8, 1999, the Company changed the number of authorized common shares from 15,000,000 to 30,000,000.

     All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders' equity and transaction gains and losses are recorded in the consolidated statement of income in the period incurred. During 2002, 2001 and 2000, foreign currency translation and transaction gains and losses were not material.

NATURE OF BUSINESS

     The Company specializes in the distribution of a full range of trim items to manufacturers of fashion apparel and licensed consumer products, and specialty retailers and mass merchandisers. The Company acts as a full service outsourced trim management department for manufacturers of fashion apparel such as Tarrant Apparel Group and Azteca Production International. The Company also serves as a specified supplier of trim items to specific brands, brand licensees and retailers, including Abercrombie & Fitch, The Limited, Lerner and Miller's Outpost, among others. In addition, the Company distributes zippers under our TALON brand name to apparel brands and manufacturers such as Levi Strauss & Co., VF Corporation and Tropical Sportswear, among others. In 2002, the Company created a new division under the TEKFIT brand name. This division develops and sells apparel components that utilize the patented Pro-Fit technology, including a stretch waistband. These products are sold to the same customers that are targeted by the Company's MANAGED TRIM SOLUTION and TALON zipper divisions.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REVENUE RECOGNITION

     Sales are recorded at the time of shipment, at which point title transfers to the customer, and when collection is reasonably assured.

COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"), issued by the FASB and effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There were no additional comprehensive income items for the years ended December 31, 2002, 2001 and 2000.

SEGMENTS OF AN ENTERPRISE

     The Company has adopted Statement of Financial Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), issued by the FASB and effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company believes that it operates within one segment as there is not enough difference between the types of products developed and distributed by the Company to justify segmented reporting by product type. Management decisions regarding the allocation of resources and the assessment of performance are made on a company-wide basis and are not specific to the type of product. Adoption of SFAS 131 resulted in expanded disclosures regarding geographical regions (Note 16).

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

     Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives ranging from five to ten years. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated life of the related improvements, whichever is shorter.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IMPAIRMENT OF LONG-LIVED ASSETS

     On January 1, 2002, the Company adopted SFAS 142 which requires, among other things, that the Company no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2002, the net carrying amount of goodwill is $450,000, tradename is $4,110,750 and other intangible assets is $490,875. Management has determined that goodwill and tradename have indefinite lives. Amortization expense related to other intangibles amounted to $86,625 for the year ended December 31, 2002.

 RECLASSIFICATION

     Certain reclassifications have been made to the prior year financial statements to conform with 2002 presentation.

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

STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also gives the option to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees," or SFAS 123. The Company has chosen to account for stock-based compensation for employees utilizing the intrinsic value method prescribed in APB 25 and not the fair value method established by SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock. All stock options issued to employees had an exercise price not less than the fair market value of the Company's Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements for the years ended December 31, 2002, 2001 and 2000.

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In  October  2001,  the  FASB  issued  SFAS  No.  144,  Accounting  for the
Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of this Statement had no material impact on the Company's financial statements.

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The expected impact of the Statement on the Company's future financial position is not reasonably estimable. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not believe the adoption of FIN 46 will have a material impact on its financial position and results of operations.

     On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." SFAS No. 148 requires certain disclosures related to stock-based compensation plans of the Company. At December 31, 2002, the Company had one stock-based employee compensation plan that is described in Note 12. The Company has applied the recognition and measurement provisions of APB 25 and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income in 2002, 2001 or 2000, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The initial disclosure provisions of SFAS 148 are applicable to fiscal years ending after December 15, 2002 and are not expected to have a material effect on the Company's financial statements. The Company intends to continue accounting for its stock-based employee compensation plan under the recognition and measurement provisions of APB 25.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                             December 31, 2002                    December 31, 2001                December 31, 2000
                      --------------------------------   ---------------------------------  --------------------------------
                                                 Per                                Per                                Per
                       Income        Shares     Share      Loss         Shares     Share     Income       Shares      Share
Years ended:         (Numerator) (Denominator)  Amount  (Numerator) (Denominator)  Amount  (Numerator) (Denominator)  Amount
--------------------- ---------   -----------  -------   ---------   -----------  --------  ---------   -----------  -------
Basic earnings per
share:
    Income (loss)
    available
    to common
    stockholders...   1,311,826     9,232,405  $ 0.14    $(1,275,70)   8,017,134  $ (0.16)  $1,539,185    6,838,345  $  0.23

Effect of dilutive
securities:
    Options........                   244,706                                 --                            386,903
    Warrants.......                    54,191                                 --                             58,013
                      ---------   -----------  -------   ----------  -----------  -------   ----------  -----------  -------
Income (loss)
available to
common
stockholders.......   1,311,826     9,531,302  $  0.14   $(1,275,70)   8,017,134  $ (0.16)  $1,539,185    7,283,261  $  0.21
                      =========   ===========  =======   ==========  ===========  =======   ==========  ===========  =======

     Warrants to purchase 523,332 shares of common stock at between $4.34 and $6.00, options to purchase 643,000 shares of common stock at between $4.00 and $4.63, 759,494 shares of preferred Series C stock convertible at $4.94 per share, and convertible debt of $500,000 convertible at $4.50 per share were outstanding for the year ended December 31, 2002, but were not included in the computation of diluted earnings per share because the effect of exercise or conversion would have an antidilutive effect on earnings per share.

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

NOTE 3--DUE FROM FACTOR

     The Company has entered into a factoring agreement with East Asia Heller for the purchase of eligible receivables from its Hong Kong subsidiary, Tag-it Pacific Limited. The Company's factor purchases eligible accounts receivable and assumes the credit risk with respect to those accounts for which they have given their prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with the Company. The Company pays a fixed commission rate and may borrow up to 80% of its eligible accounts receivable. Interest is charged at 1.5% over the Hong Kong Dollar prime rate (5% and 5.125% at December 31, 2002 and 2001). Factored accounts receivable, without recourse, amounted to $241,138 and $105,749 at December 31, 2002 and 2001. There were no outstanding advances from the factor at December 31, 2002 and 2001.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company also has a factoring agreement with UPS Capital Global Trade Finance Corporation, whereby UPS Capital purchases our eligible accounts receivable and assumes the credit risk with respect to those foreign accounts for which UPS Capital has given its prior approval. If UPS Capital does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. The Company pays a fixed commission rate and may borrow up to 85% of eligible accounts receivable under our credit facility. As of December 31, 2002, the amount factored without recourse was approximately $291,534.

NOTE 4--ACCOUNTS RECEIVABLE, TRADE, NET

     Accounts receivable, trade is net of an allowance for doubtful accounts and subsequent returns. For the years ended December 31, 2002 and 2001, the allowance for doubtful accounts and subsequent returns was $401,485 and $568,625.

NOTE 5--INVENTORIES

     Inventories consist of the following:

                                                      Year Ended December 31,
                                                --------------------------------
                                                    2002                 2001
                                                -----------          -----------

Raw materials ........................          $    10,937          $    41,957
Work-in-process ......................               83,105            3,220,518
Finished goods .......................           23,011,225           17,188,265
                                                -----------          -----------

Total inventories ....................          $23,105,267          $20,450,740
                                                ===========          ===========


     Inventories at December 31, 2002 and 2001 include goods that are subject to buy back agreements with the Company's customers. The buyback agreements contain provisions related to the inventory purchased on behalf of the Company's customers. In the event that inventories remain with the Company in excess of six to nine months from the Company's receipt of the goods from its vendors, the customer is required to purchase the inventories from the Company under normal invoice and selling terms. Included in inventories at December 31, 2002 are inventories of approximately $8.5 million that are subject to buyback arrangements with Tarrant Apparel Group, Azteca Production International (Note
18) and other customers.


NOTE 6--PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                         Year Ended December 31,
                                                       -------------------------
                                                          2002           2001
                                                       ----------     ----------

Furniture and fixtures ...........................     $  571,923     $  547,152
Machinery and equipment ..........................      4,003,402      2,924,301
Leasehold improvements ...........................        168,785        197,355
Films, dies, molds and art designs ...............      1,838,364      1,708,964
                                                       ----------     ----------

                                                        6,582,474      5,377,772
Accumulated depreciation and amortization ........      3,628,773      2,784,807
                                                       ----------     ----------

Net property and equipment .......................     $2,953,701     $2,592,965
                                                       ==========     ==========

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7--GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets consist of goodwill, tradename and exclusive license and intellectual property rights. In accordance with SFAS No. 142, all of the Company's intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives. Goodwill and other intangible assets with indefinite lives are evaluated to determine if the fair value of the asset has decreased below its carrying value. At December 31, 2002, the Company evaluated its goodwill and tradename assets and determined that no impairment adjustment was necessary. Amortization expense of $50,000 recognized in 2001, would not have been recognized under SFAS No. 142. Goodwill and other intangible assets as of December 31, 2002 and 2001 are as follows:

                                                      Year Ended December 31,
                                                  -----------------------------
                                                      2002             2001
                                                  -----------       -----------

Goodwill ...................................      $   500,000       $   500,000
Accumulated amortization ...................          (50,000)          (50,000)
                                                  -----------       -----------
Goodwill, net ..............................          450,000           450,000
                                                  -----------       -----------
Tradename ..................................        4,110,750         4,110,750
Accumulated amortization ...................             --                --
                                                  -----------       -----------
Tradename, net .............................        4,110,750         4,110,750
                                                  -----------       -----------

Exclusive license and intellectual
  property rights ..........................          577,500              --
Accumulated amortization ...................          (86,625)             --
                                                  -----------       -----------
Exclusive license and intellectual
  property rights, net .....................          490,875              --
                                                  -----------       -----------
Intangible assets, net .....................      $ 5,051,625       $ 4,560,750
                                                  ===========       ===========

     There were no changes in the net carrying amounts of goodwill and tradename for the years ended December 31, 2002 and 2001.

     Amortization expense consists of the following:

                                                     Year Ended December 31,
                                              ----------------------------------
                                                2002         2001         2000
                                              --------     --------     --------

Goodwill ................................     $   --       $ 50,000     $   --

Tradename ...............................         --           --           --
Exclusive license and intellectual
  property rights .......................       86,625         --           --
Other intangible assets .................         --        128,333      105,000
                                              --------     --------     --------
                                              $ 86,625     $178,333     $105,000
                                              ========     ========     ========

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The  weighted  average  amortization  period  for  intangible  assets  with
definite  lives  is  five  years.   The  following  table  shows  the  estimated
amortization expense for these assets for each of the succeeding years:

     Years ending December 31,                                      Amount
     -------------------------                                     --------
     2003 ..............................................           $115,500
     2004 ..............................................            115,500
     2005 ..............................................            115,500
     2006 ..............................................            115,500
     2007 ..............................................             28,875
                                                                   --------
     Total amortization expense ........................           $490,875
                                                                   ========

     Had SFAS No. 142 been in effect prior to January 1, 2002, the Company's reported net income (loss) and net income (loss) per share would have been as follows:

                                                   Year Ended December 31,
                                           -------------------------------------
                                              2002          2001         2000
                                           ----------    ----------   ----------
Net income (loss):
   Reported............................    $1,496,026   $(1,225,751)  $1,539,185
   Goodwill amortization...............            --        50,000           --
                                           ----------    ----------   ----------
   Adjusted............................    $1,496,026   $(1,175,751)  $1,539,185
                                           ==========    ==========   ==========

Basic net income (loss) per common
  share:
   Reported............................    $     0.14   $     (0.16)  $     0.23
   Effect of goodwill amortization.....            --          0.01           --
                                           ----------   -----------   ----------
   Adjusted............................    $     0.14   $     (1.15)  $     0.23
                                           ==========   ===========   ==========

Diluted net income (loss) per common
  share:
   Reported............................    $     0.14   $     (0.16)  $     0.21
   Effect of goodwill amortization.....            --          0.01           --
                                           ----------   -----------   ----------
   Adjusted............................    $     0.14   $     (0.15)  $     0.21
                                           ==========   ===========   ==========

NOTE 8--LINE OF CREDIT

     On May 30, 2001, the Company entered into a loan and security agreement with UPS Capital Global Trade Finance Corporation, providing for a working capital credit facility with a maximum available amount of $20,000,000. The initial term of the Agreement is three years and the facility is secured by all assets of the Company. The interest rate for the credit facility is at the prime rate plus 2% (6.25% at December 31, 2002). The credit facility requires the compliance with certain financial covenants including net worth, fixed charge coverage ratio and capital expenditures. At December 31, 2002, we were not in compliance with our capital expenditure covenant due to additional equipment requirements for our exclusive supply agreement with Levi Strauss & Co. UPS Capital waived the noncompliance as of December 31, 2002. We were in compliance with all other financial covenants at December 31, 2002. Availability under the UPS Capital credit facility is determined based on a defined formula related to eligible accounts receivable and inventory. Open letters of credit amounted to $1,537,416 at December 31, 2002. There were no open letters of credit at December 31, 2001.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9--NOTE PAYABLE

     Note payable to an unrelated party is unsecured, bears interest at 10% and is due on demand.

NOTE 10--SUBORDINATED NOTES PAYABLE TO RELATED PARTIES

     Subordinated notes payable to related parties consist of the following:

                                                         Year Ended December 31,
                                                       -------------------------
                                                          2002           2001
                                                       ----------     ----------

Six notes payable issued in 1996, four
   notes payable issued in 1997, and two
   notes payable issued in 1998 to officers
   and directors of the Company with no
   monthly payments and interest rates
   ranging from 7.5% to 10% annually, due
   and payable on the fifteenth day following
   delivery of written demand for payment ........     $   85,176     $   85,176

Convertible secured note payable to the
   Company's Chairman bears interest at
   11%, payable quarterly, is due on demand
   and convertible into common stock at
   the election of the holder at a rate of
   $4.50 per share, the market value of
   the Company's common stock on the date
   of approval by the Company's Board of
   Directors. The note is secured by
   substantially all of the Company's assets .....        500,000        500,000

Unsecured notes payable to  shareholders,
   directors and officers of the Company
   accrue interest at 4%, 7%, 7.5% and 11%
   per annum, principal and interest due
   on demand and fifteen days from demand ........        764,795        264,795
                                                       ----------     ----------

                                                       $1,349,971     $  849,971
                                                       ==========     ==========

     The notes are subordinate to UPS Capital Global Trade Finance Corporation under the Company's line of credit facility. Interest expense related to the subordinated notes payable to related parties for the years ended December 31, 2002, 2001 and 2000 amounted to $88,102, $88,103and $46,335. Included in accrued expenses at December 31, 2002 and 2001 was $285,428 and $197,326 of accrued interest related to these notes. Interest paid during the years ended December 31, 2002 and 2001 amounted to $0 and $87,938.

     On February 28, 2003, the Company re-paid an unsecured note payable to a shareholder in the amount of $500,000.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11--CAPITAL LEASE OBLIGATIONS

     The Company financed equipment purchases through various capital lease obligations expiring through June 2006. These obligations bear interest at various rates ranging from 8% and 15% per annum. Future minimum annual payments under these capital lease obligations are as follows:

Years ending December 31,                                               Amount
-------------------------                                             ---------
2003 ......................................................           $  87,960
2004 ......................................................              63,184
2005 ......................................................              40,567
2006 ......................................................              20,284
                                                                      ---------

Total payments ............................................             211,995

Less amount representing interest .........................             (32,760)
                                                                      ---------

Balance at December 31, 2002 ..............................             179,235

Less current portion ......................................              71,928
                                                                      ---------

Long-term portion .........................................           $ 107,307
                                                                      =========

     At December 31, 2002, total equipment, included in property and equipment (Note 6), under capital lease obligations and related accumulated depreciation amounted to $729,342 and $482,414. At December 31, 2001, total equipment, included in property and equipment, under capital lease obligations and related accumulated depreciation amounted to $714,887 and $303,976.

NOTE  12--STOCKHOLDERS'   EQUITY  AND  CONVERTIBLE  REDEEMABLE  PREFERRED  STOCK
PREFERRED STOCK

SERIES  C  PREFERRED  STOCK  PURCHASE  AGREEMENT  AND  CO-MARKETING  AND  SUPPLY
AGREEMENT

     In accordance with the Series C Preferred Stock Purchase Agreement entered into by the Company and Coats North America Consolidated, Inc. ("Coats") on September 20, 2001, the Company issued 759,494 shares of Series C Convertible Redeemable Preferred Stock (the "Shares") to Coats North America Consolidated, Inc. in exchange for an equity investment from Coats of $3,000,001 cash. The Shares are convertible at the option of the holder after one year at the rate of the closing price multiplied by 125% of the ten-day average closing price prior to closing. The Shares are redeemable at the option of the holder after four years. If the holders elect to redeem the Shares, the Company has the option to redeem for cash at the stated value of $3,000,001 or in the form of the Company's common stock at 85% of the market price of the Company's common stock on the date of redemption. If the market price of the Company's common stock on the date of redemption is less than $2.75 per share, the Company must redeem for cash at the stated value of the Shares. The Company can elect to redeem the Shares at any time for cash at the stated value. The Preferred Stock Purchase Agreement provides for cumulative dividends at a rate of 6% of the stated value per annum, payable in cash or the Company's common stock. The dividends are payable at the earlier of the declaration of the Board, conversion or redemption. Each Preferred Share has the right to vote for each of the Company's common shares that the Shares could then be converted into on the record date. Total legal and other costs associated with this transaction of $105,000 were netted against the $3,000,001 proceeds received from Coats. Dividends accrued but unpaid at December 31, 2002 and 2001 amounted to $234,150 and $49,950.

     In connection with the Series C Preferred Stock Purchase Agreement, the Company also entered into a 10-year Co-Marketing and Supply Agreement with Coats. The Co-Marketing and Supply Agreement provides for selected introductions into Coats' customer base and the Company's trim packages will exclusively offer thread manufactured by Coats.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Under the Asset Purchase Agreement, the Company issued to Talon, Inc. 500,000 shares of common stock, par value $0.001 per share, a promissory note in the amount of $4,900,000 and $100,000 in cash held in escrow. The Asset Purchase Agreement required Talon, Inc. to place 50,000 shares of the Company's common stock and $100,000 in escrow for a period of 12 months to satisfy any indemnification claims the Company may have under the Asset Purchase Agreement. The common stock was valued at the market value of the Company's stock on the date of closing. The promissory note is unsecured, bears interest at prime plus 2% (6.25% at December 31, 2002) and is subordinated to the Company's obligations under its senior credit facility with UPS Capital Global Trade Finance Corporation. In connection with the Asset Purchase Agreement, the Company also entered into a mutual release with Talon, Inc. and GICISA pursuant to which Talon, Inc. and GICISA released the Company from its obligations under the unsecured note payable of $2,830,024 dated September 30, 2000 and other current liabilities under the Exclusive License and Distribution Agreement. Further, 850,000 shares of the Company's series B convertible preferred stock held by GICISA were cancelled at the closing of the Asset Purchase Agreement.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Future minimum annual payments under the subordinated note payable are as follows:

     Years ending December 31,                                     Amount
     -------------------------                                   ----------
     2003 .............................................          $1,200,000
     2004 .............................................           1,200,000
     2005 .............................................           1,400,000
                                                                 ----------

     Balance at December 31, 2002 .....................           3,800,000

     Less current portion .............................           1,200,000
                                                                 ----------

     Long-term portion ................................          $2,600,000
                                                                 ==========

COMMON STOCK

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

     Future minimum annual royalty payments due under the Agreement are as follows:

     Years ending December 31,                                      Amount
     -------------------------                                     --------
     2003 .............................................            $ 75,000
     2004 .............................................             200,000
     2005 .............................................             400,000
     2006 .............................................             225,000
                                                                   --------
     Total minimum royalties ..........................            $900,000
                                                                   ========

PRIVATE PLACEMENTS

     In a series of sales on December 28, 2001, January 7, 2002 and January 8, 2002, the Company entered into Stock and Warrant Purchase Agreements with three private investors, including Mark Dyne, the chairman of the Company's board of directors. Pursuant to the Stock and Warrant Purchase Agreements, the Company issued an aggregate of 516,665 shares of common stock at a price per share of $3.00 for aggregate proceeds of $1,549,995. The Stock and Warrant Purchase Agreements also included a commitment by one of the two non-related investors to purchase an additional 400,000 shares of common stock at a price per share of $3.00 at a second closing (subject of certain conditions) on or prior to March 1, 2003, as amended, for additional proceeds of $1,200,000. Pursuant to the Stock and Warrant purchase agreements, 258,332 warrants to purchase common stock were issued at the first closing of the transactions and 200,000 warrants are to be issued at the second closing. The warrants are exercisable immediately after closing, one half of the warrants at an exercise price of 110% and the second half at an exercise price of 120% of the market value of the Company's common stock on the date of closing. The exercise price for the warrants shall be adjusted upward by 25% of the amount, if any, that the market price of our common stock on the

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exercise date exceeds the initial exercise price (as adjusted) up to a maximum exercise price of $5.25. The warrants have a term of four years. The shares contain restrictions related to the sale or transfer of the shares, registration and voting rights.

     In March 2002 and February 2003, one of the non-related investors purchased an additional 100,000 and 300,000 shares, respectively, of common stock at a price per share of $3.00 pursuant to the second closing provisions of the related agreement for total proceeds of $1,200,000. Pursuant to the second closing provisions of the Stock and Warrant Purchase Agreement, 50,000 and 150,000 warrants were issued to the investor in March 2002 and February 2003, respectively. There are no remaining commitments due under the stock and warrant purchase agreements.

ACQUISITION OF ASSETS

     On January 2, 2001, the Company entered into an asset purchase agreement with a Florida based corporation. The agreement provided for the acquisition of certain assets, including customer lists, fixed assets, general intangibles, among others, in exchange for 125,000 shares of the Company's common stock. The stock was issued and recorded at the market value of the Company's common stock on the closing date of the transaction.

SUPPLY AGREEMENT

     On December 22, 2000, the Company entered into a supply agreement with Azteca Production International, Inc., AZT International SA D RL and Commerce Investment Group, LLC (collectively "Azteca"). The term of the supply agreement is three years, with automatic renewals of consecutive three-year terms, and provides for a minimum of $10 million in sales for each contract year beginning April 1, 2001, if and to the extent, the Company is able to provide trim products on a basis that is competitive in terms of price and quality. In accordance with the agreement, the Company purchased existing inventory from Azteca in exchange for 1,000,000 shares of the Company's common stock. The shares contain restrictions related to the sale or transfer of the shares, registration and voting rights. The value of the restricted shares was estimated at $2,800,000.

NOTE 13--STOCK OPTION INCENTIVE PLAN AND WARRANTS

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In 2002, the Company's Board of Directors further amended its 1997 Stock Incentive Plan to provide for a total of 2,277,500 shares of common stock to be reserved for issuance under the Plan. During the year ended December 31, 2002, the Company granted 270,000 options to purchase common stock at an exercise price of $3.63 per share, the closing price of the Company's common stock on the date of grant.

     The following table summarizes the activity in the 1997 Plan:

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Average
                                                       Number of        Exercise
                                                         Shares          Price
                                                      ----------        --------

Options outstanding -
  January 1, 2000 .............................          904,500        $   2.57
     Granted ..................................          401,500            4.23
     Exercised ................................          (72,689)           1.30
     Canceled .................................          (72,811)           2.10
                                                      ----------        --------

Options outstanding -
  December 31, 2000 ...........................        1,160,500            3.37
     Granted ..................................          485,000            3.82
     Exercised ................................          (15,000)           1.30
     Canceled .................................          (84,500)           4.24
                                                      ----------        --------

Options outstanding -
  December 31, 2001 ...........................        1,546,000            3.39
     Granted ..................................          270,000            3.63
     Exercised ................................          (50,000)           1.30
     Canceled .................................          (32,500)           3.40
                                                      ----------        --------

Options outstanding -
  December 31, 2002 ...........................        1,733,500        $   3.48
                                                      ==========        ========

STOCK BASED COMPENSATION

     All stock options issued to employees had an exercise price not less than the fair market value of the Company's Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements for the years ended December 31, 2002, 2001 and 2000. If compensation cost for stock-based compensation had been determined based on the fair market value of the stock options on their dates of grant in accordance with SFAS 123, the Company's net income (loss) and income (loss) per share for the years ended December 31, 2002, 2001 and 2000 would have amounted to the pro forma amounts presented below:

                                                         2002              2001               2000
-------------------------------------------------    ------------      -----------     --------------
Net income (loss), as reported.................      $  1,496,026      $(1,225,751)    $    1,539,185
Add:  Stock-based employee compensation expense
     included in reported net income, net of
     related tax effects ......................                -                -                  -

Deduct:  Total stock-based employee
     compensation expense determined under fair
     value based method for all awards, net of
     related tax effects ......................          (121,073)        (295,898)          (515,534)
                                                     ------------      -----------     --------------

Pro forma net income (loss)....................      $  1,374,953      $(1,521,649)    $    1,023,651
                                                     ============      ===========     ==============

Earnings (loss) per share:
     Basic - as reported.......................      $       0.14      $     (0.16)    $         0.23
     Basic - pro forma.........................      $       0.13      $     (0.19)    $         0.15

     Diluted - as reported.....................      $       0.14      $     (0.16)    $         0.21
     Diluted - pro forma.......................      $       0.13      $     (0.19)    $         0.14

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during 2002, 2001 and 2000; expected life of option of 1.5 years, expected volatility of 19% for 2002, 17% for 2001 and 60%
for 2000, risk free interest rate of 3% for 2002, 5% for 2001 and 6% for 2000 and a 0% dividend yield. The weighted average fair value at the grant date for such options is $.38, $.37 and $1.33 per option for the years ended December 31, 2002, 2001 and 2000.

     Additional information relating to stock options and warrants outstanding and exercisable at December 31, 2002, summarized by exercise price is as follows:

                                                                              Exercisable
                                      Outstanding Weighted Average         Weighted Average
                                   ---------------------------------    ----------------------
                                                  Life      Exercise                  Exercise
  Exercise Price Per Share          Shares      (years)      Price        Shares       Price
-----------------------------      ---------    -------     --------    ---------     --------
           $ 0.71 (warrants)          39,235      5.0       $ 0.71         39,235     $ 0.71
           $ 1.30                    324,500      5.5       $ 1.30        324,500     $ 1.30
           $ 1.50 (warrants)          35,555      0.1       $ 1.50         35,555     $ 1.50
           $ 4.31                    357,000      7.0       $ 4.31        357,000     $ 4.31
           $ 4.80 (warrants)         110,000      0.1       $ 4.80        110,000     $ 4.80
           $ 6.00 (warrants)          80,000      0.1       $ 6.00         80,000     $ 6.00
           $ 4.63                    105,000      7.0       $ 4.63        105,000     $ 4.63
           $ 3.78                    126,000      8.5       $ 3.78        126,000     $ 3.78
           $ 4.25                    166,000      7.5       $ 4.25        151,000     $ 4.25
           $ 4.50                     15,000      7.5       $ 4.50          9,375     $ 4.50
           $ 3.75                    156,000      8.0       $ 3.75        156,000     $ 3.75
           $ 3.63                    270,000     10.0       $ 3.63        100,000     $ 3.63
           $ 3.64                    214,000      9.0       $ 3.64        214,000     $ 3.64
           $ 3.65 (warrants)          10,000      1.6       $ 3.65         10,000     $ 3.65
           $ 5.00 (warrants)          20,000      1.5       $ 5.00         20,000     $ 5.00
           $ 4.57 (warrants)           5,000      1.5       $ 4.57          5,000     $ 4.57
           $ 4.34 (warrants) (1)     154,166      3.0       $ 4.34        154,166     $ 4.34
           $ 4.73 (warrants) (1)     154,166      3.0       $ 4.73        154,166     $ 4.73
                                   ---------                            ---------

           $ 3.48                  2,341,622      6.2       $ 3.71      2,150,997     $ 3.71
                                   =========                            =========
----------

(1) The exercise price of these warrants includes an upward adjustment of 25% of the amount, if any, that the market price of the Company's common stock on the exercise date exceeds the stated exercise price, up to a maximum of $5.25.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14--INCOME TAXES

     The components of the provision (benefit) for income taxes included in the consolidated statements of operations are as follows:

                                               Year Ended December 31,
                                   ---------------------------------------------
                                      2002              2001             2000
                                   ---------         ---------         ---------
Current:
     Federal ..............        $ 222,713         $(172,073)        $ 161,567
     State ................           39,301           (30,366)           28,512
                                   ---------         ---------         ---------
                                     262,014          (202,439)          190,079
Deferred:
     Federal ..............           14,170          (187,794)           54,839
     State ................            2,501           (33,140)            9,678
                                   ---------         ---------         ---------
                                      16,671          (220,934)           64,517
                                   ---------         ---------         ---------
                                   $ 278,685         $(423,373)        $ 254,596
                                   =========         =========         =========

     A reconciliation of the statutory Federal income tax rate with the Company's effective income tax rate is as follows:

                                                       Year Ended December 31,
                                                     --------------------------
                                                      2002      2001      2000
                                                     ------    ------    ------
Current:
    Federal statutory rate .......................     34.0%    (34.0)%    34.0%
    State taxes net of Federal benefit ...........      6.0      (6.0)      6.0
    Income earned from foreign subsidiaries ......    (18.2)      1.2     (15.0)
    Utilization of NOL benefit ...................      --       15.7      (9.6)
    Exercise of stock options ....................     (3.1)      1.1      (7.2)
    Other ........................................     (3.0)     (3.7)      6.0
                                                     ------    ------    ------

                                                       15.7%    (25.7)%    14.2%
                                                     ======    ======    ======

     Income (loss) before income taxes are as follows:

                                           Year Ended December 31,
                            -----------------------------------------------
                                2002              2001              2000
                            -----------       -----------       -----------

     Domestic ........      $   428,473       $(1,400,553)      $   654,555
     Foreign .........        1,346,238          (248,571)        1,139,226
                            -----------       -----------       -----------

                            $ 1,774,711       $(1,649,124)      $ 1,793,781
                            ===========       ===========       ===========

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The primary components of temporary differences which give rise to the Company's deferred tax assets and deferred tax liabilities are as follows:

                                                        Year Ended December 31,
                                                      -------------------------
                                                         2002           2001
                                                      ---------       ---------
Net deferred tax asset:
     Net operating loss carryforwards ..........      $ 334,292       $ 374,356
     Dies, film and art library ................        (37,766)        (86,944)
     Depreciation and amortization .............         42,951        (183,457)
     Intangible assets .........................       (173,620)           --
     Bad debt reserve ..........................        (75,737)           --
     Other .....................................            808           3,644
                                                      ---------       ---------

                                                      $  90,928       $ 107,599
                                                      =========       =========

     At December 31, 2002, Tag-it Pacific, Inc. had Federal and state NOL carryforwards of approximately $890,000 and $507,000, respectively. The Federal NOL is available to offset future taxable income through 2016, and the state NOL expires in 2011. The Company's ability to utilize NOL carryforwards are dependent upon the Company's ability to generate taxable income in the future.

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

NOTE 15--COMMITMENTS AND CONTINGENCIES

EXCLUSIVE SUPPLY AGREEMENT

     On July 12, 2002, the Company entered into an exclusive supply agreement with Levi Strauss & Co. ("Levi"). In accordance with the supply agreement, the Company is to supply Levi with various trim products, garment components, equipment, services and technological know-how. The supply agreement has an exclusive term of two years and provides for minimum purchases of various trim products, garment components and services from the Company of $10 million over the two-year period. The supply agreement also appoints Talon as an approved zipper supplier to Levi.

     The Company recognizes revenue at the time goods are shipped, at which point title transfers to the customer, and collection is reasonably assured. The Company received its first quarterly minimum payment due under the supply agreement of $1.25 million from Levi in July 2002. Total deferred income at December 31, 2002 amounted to $1,027,984.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LEASES

     The Company is a party to a number of non-cancelable operating lease agreements involving buildings and equipment which expire at various dates through June 2006. The future minimum lease commitments as of December 31, 2002 are as follows:

     Years Ending December 31,                                     Amount
     -------------------------                                   ----------

     2003 ............................................           $  641,373
     2004 ............................................              419,253
     2005 ............................................              346,031
     2006 ............................................              152,446
                                                                 ----------
        Total minimum payments .......................           $1,559,103
                                                                 ==========

     Total rental expense for the years ended December 31, 2002, 2001 and 2000 aggregated $820,194, $766,962 and $270,479, respectively.

PROFIT SHARING PLAN

     In October 1999, the Company established a 401(k) profit-sharing plan for the benefit of qualified employees. The Company may make annual contributions to the plan as determined by the Board of Directors. There were no contributions made during the years ended December 31, 2002, 2001 and 2000.

CONTINGENCIES

     The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     On December 31, 2002, the Company indirectly guaranteed the indebtedness of two of its suppliers thru the issuance by a related party of letters of credit to purchase goods and equipment totaling $1.5 million. Financing costs due to this related party amounted to approximately $15,000. The letters of credit expire on March 27, 2003 and June 26, 2003.

NOTE 16--GEOGRAPHIC INFORMATION

     The Company specializes in the distribution of a full range of trim items to manufacturers of fashion apparel, licensed consumer products, specialty retailers and mass merchandisers. There is not enough difference between the types of products developed and distributed by the Company to account for these products separately or to justify segmented reporting by product type.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company distributes its products internationally and has reporting requirements based on geographic regions. Revenues and long-lived assets are attributed to countries based on the location of the customer as follows:

                                                Year Ended December 31,
                                     -------------------------------------------
                                         2002           2001            2000
                                     -----------     -----------     -----------
Sales:
     United States .............     $ 8,709,833     $14,494,035     $18,262,860
     Asia ......................       5,436,927       1,984,103       5,344,853
     Mexico ....................      44,087,714      27,089,492      25,753,953
     Dominican Republic ........       1,838,696            --              --
                                     -----------     -----------     -----------
                                     $60,073,170     $43,567,630     $49,361,666
                                     ===========     ===========     ===========
Long-lived Assets:
     United States .............     $ 6,998,595     $ 6,610,522
     Asia ......................         117,534         199,064
     Mexico ....................         308,671         344,129
     Dominican Republic ........         580,526            --
                                     -----------     -----------
                                     $ 8,005,326     $ 7,153,715
                                     ===========     ===========

NOTE 17--MAJOR CUSTOMER & VENDORS

     Two major customers, both related parties, accounted for approximately 69.7% and 63.0% of the Company's net sales on a consolidated basis for the years ended December 31, 2002 and 2001, and one major customer, a related party, accounted for 48.1% of the Company's net sales on a consolidated basis for the year ended December 31, 2000. Included in trade accounts receivable related parties at December 31, 2002 and 2001 is $14,770,466 and $7,914,838 due from these customers. Terms are net 60 days. The Company holds inventories of approximately $8.5 million at December 31, 2002 that are subject to buyback arrangements with its customers. The Company's results of operations will depend to a significant extent upon the commercial success of these customers. If either of these customers fails to purchase trim products at anticipated levels, or the relationship terminates, it may have an adverse affect on the Company's results of operations. If the financial condition of either of these customers were to deteriorate, resulting in an impairment of their ability to purchase inventories or repay receivables, it may also have an adverse affect on the Company's results of operations.

     One major vendor, a related party, accounted for approximately 30.6% and 57.6% of the Company's purchases for the years ended December 31, 2002 and 2001, and two major vendors accounted for approximately 26.6% of the Company's purchases for the year ended December 31, 2000. Included in accounts payable and accrued expenses at December 31, 2002 and 2001 is $3,684,660 and $819,181 due to these vendors. Terms are net 60 days.

NOTE 18--RELATED PARTY TRANSACTIONS

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

     A former Director of the Company controls a financial advisory firm, Averil Associates, Inc. ("Averil Associates"), which has performed various services for the Company including investigation of strategic financing and other corporate growth initiatives. As consideration for such services, AGS Stationery paid Averil Associates the aggregate amount of $26,123, plus out of pocket expenses. As additional compensation

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for such services, in 1997, AGS Stationery granted to Chloe Holdings, Inc., an affiliate of Averil Associates, warrants to purchase up to 135 shares of Common Stock of AGS Stationery. Effective upon the Conversion, the Chloe Warrants became exercisable for 22,841 shares of the Common Stock of the Company at $0.76 per share and the Company also paid Averil Associates an additional $175,000 upon consummation of the Company's initial public offering for services rendered in connection therewith. The Chloe warrants were exercised in November 1999. On September 10, 2001, the Company issued an additional 20,000 warrants to Chloe Holdings, Inc. for consulting services provided to the Company. The warrants are exercisable at $5.00 per share and expire on July 18, 2004. Consulting fees paid to Averil Associates for the years ended December 31, 2002, 2001 and 2000 amounted to $0, $366,000 and $18,655.

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

     Commencing in December 1998, the Company began to provide trim products to Tarrant for its operations in Mexico. In connection therewith, the Company purchased $2.25 million of Tarrant's existing inventory in December 1998 for resale to Tarrant. Total sales to Tarrant for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $24,947,000, $18,438,000 and
$23,760,000. As of December 31, 2002 and 2001, accounts receivable related parties included approximately $9,362,000 and $4,995,000 due from Tarrant. Terms are net 60 days.

     Commencing in December 2000, the Company began to provide trim products to Azteca Production International, Inc for its operations in Mexico. In connection therewith, the Company purchased $4.0 million of Azteca's existing inventory in December 2000 for resale to Azteca. Total sales to Azteca for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $16,946,000, $9,016,000 and $1,878,000. As of December 31, 2002 and 2001, accounts receivable related parties included approximately $5,408,000 and $2,920,000 due from Azteca. Terms are net 60 days.

     Transportation fees paid to a company that has common ownership with Azteca for the years ended December 31, 2002 and 2001 amounted to $225,000 and $15,000.

     Included in due from related parties at December 31, 2002 and 2001 is $870,251 and $814,219, respectively, of unsecured notes and advances to officers, members of the Board of Directors and stockholders of the Company. The notes and advances bear interest at 7.5%, 8.5% and prime and are due on demand.

     In August 1999, Mark Dyne, Chairman of the Board of Directors, loaned the Company $160,000. This indebtedness is evidenced by an unsecured promissory note dated August 17, 1999. The principal, which bears an interest rate at 7% per annum, and interest are due and payable on demand. The Company repaid $95,205 of the principal balance during the year ended December 31, 2001.

     Consulting fees paid to Diversified Investments, a company owned by a member of the Board of Directors of the Company, amounted to $150,000, $150,000 and $87,500 for the years ended December 31, 2002, 2001 and 2000.

     Consulting fees paid for services provided by a member of the Board of Directors amounted to $70,800, $64,900 and $87,200 for the years ended December 31, 2002, 2001 and 2000.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 19 -RESTRUCTURING CHARGES

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

NOTE 20 - QUARTERLY RESULTS (UNAUDITED)

     Quarterly results for the years ended December 31, 2002 and 2001 are reflected below:


                                      FOURTH (1)        THIRD          SECOND         FIRST (1)
------------------------------------------------------------------------------------------------
2002
----
Revenue .........................   $ 14,604,864    $ 16,349,906    $ 19,793,344    $  9,325,056
Operating income ................   $    198,519    $    803,781    $  1,707,431    $    334,345
Net income ......................   $     51,780    $    343,931    $  1,046,303    $     54,012
Basic earnings per share ........   $       0.00    $       0.03    $       0.11    $       0.00
Diluted earnings per share ......   $       0.00    $       0.03    $       0.10    $       0.00

2001
----
Revenue .........................   $  7,770,704    $ 11,039,211    $ 14,619,136    $ 10,138,579
Operating income (loss) .........   $   (611,524)   $     58,542    $  1,233,141    $   (932,671)
Net income (loss) ...............   $   (591,496)   $   (198,644)   $    709,461    $ (1,145,072)
Basic earnings (loss) per share .   $      (0.08)   $      (0.03)   $       0.09    $      (0.14)
Diluted earnings (loss) per share   $      (0.08)   $      (0.03)   $       0.09    $      (0.14)

------------------------------------------------------------------------------------------------

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

         INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT ON SCHEDULE II

To the Board of Directors
Tag-it Pacific, Inc.
Los Angeles, California

The audits referred to in our report, dated March 14, 2003, included the related financial statement schedule as of December 31, 2002, and for each of the three years in the period ended December 31, 2002, included in the annual report on Form 10-K of Tag-it Pacific, Inc. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



                                            /s/ BDO Seidman, LLP



Los Angeles, California
March 14, 2003

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                COLUMN A                    COLUMN B     COLUMN C     COLUMN D     COLUMN E
                --------                   ----------   ----------   ----------   ----------
                                           Balance at                             Balance at
                                           Beginning                                End of
              DESCRIPTION                   of year     Additions    Deductions      Year
              -----------                  ----------   ----------   ----------   ----------
2002
----
Allowance for doubtful accounts deducted
from accounts receivable in the balance
sheet ..................................   $  568,625   $  743,113   $  910,253   $  401,485
Reserve for obsolescence deducted from
inventories on the balance sheet .......         --        155,500         --        155,500
                                           ----------   ----------   ----------   ----------
                                           $  568,625   $  898,613   $  910,253   $  556,985
                                           ==========   ==========   ==========   ==========

2001
----
Allowance for doubtful accounts deducted
from accounts receivable in the balance
sheet ..................................   $  299,224   $  600,200   $  330,799   $  568,625
Reserve for obsolescence deducted from
inventories on the balance sheet .......         --      1,058,016    1,058,016         --
                                           ----------   ----------   ----------   ----------
                                           $  299,224   $1,658,216   $1,388,815   $  568,625
                                           ==========   ==========   ==========   ==========

2000
----
Allowance for doubtful accounts deducted
from accounts receivable in the balance
sheet ..................................   $   54,998   $  445,176   $  200,950   $  299,224
Reserve for obsolescence deducted from
inventories on the balance sheet .......       24,050    1,146,563    1,170,613         --
                                           ----------   ----------   ----------   ----------
                                           $   79,048   $1,591,739   $1,371,563   $  299,224
                                           ==========   ==========   ==========   ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item 10 will appear in the proxy statement for the 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information regarding executive compensation will appear in the proxy statement for the 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management will appear in the proxy statement for the 2003 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions will appear in the proxy statement for the 2003 Annual Meeting of Stockholders, and is incorporated by reference.

ITEM 14.  CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a)  (1)   FINANCIAL STATEMENTS -- See Item 8 of this Form 10-K annual report.

               (2)   REPORT OF  INDEPENDENT CERTIFIED PUBLIC  ACCOUNTANTS -- See
                     Item 8 of this Form 10-K annual report.

               (3)   INDEPENDENT   CERTIFIED  PUBLIC   ACCOUNTANTS'  REPORT   ON
                     SCHEDULE II -- See Item 8 of this Form 10-K annual report.

               (4) FINANCIAL STATEMENT SCHEDULE II -- See Item 8 of this Form 10-K annual report.

               (5) EXHIBITS -- See Exhibit Index attached to this Form 10-K annual report.

          (b)        Reports on Form 8-K:

                     None

          (c)        Exhibits:

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

SIGNATURE                         TITLE                           DATE
---------                         -----                           ---

     /S/ MARK DYNE                Chairman of the Board           March 26, 2003
---------------------------       of Directors
Mark Dyne

     /S/ COLIN DYNE               Chief Executive Officer         March 26, 2003
---------------------------       and Director
Colin Dyne

     /S/ RONDA SALLMEN            Chief Financial Officer         March 26, 2003
---------------------------
Ronda Sallmen

     /S/ KEVIN BERMEISTER         Director                        March 26, 2003
---------------------------
Kevin Bermeister

     /S/ MICHAEL KATZ             Director                        March 26, 2003
---------------------------
Michael Katz

     /S/ JONATHAN BURSTEIN        Director and Vice               March 26, 2003
---------------------------       President of Operations
Jonathan Burstein

     /S/ BRENT COHEN              Director                        March 26, 2003
---------------------------
Brent Cohen

     /S/ DONNA ARMSTRONG          Director                        March 26, 2003
---------------------------
Donna Armstrong

                        Certification of CEO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Colin Dyne, certify that:

        1. I have reviewed this annual report on Form 10-K of Tag-It Pacific, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                 c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date:    March 26, 2003

                                           /S/ COLIN DYNE
                                           -----------------------
                                           Colin Dyne
                                           Chief Executive Officer

                        Certification of CEO Pursuant to
                 Securities Exchange Act Rules 13a-14 and 15d-14
                             as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Ronda Sallmen, certify that:

        1. I have reviewed this annual report on Form 10-K of Tag-It Pacific, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                 c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date:    March 26, 2003

                                           /S/ RONDA SALLMEN
                                           -----------------------
                                           Ronda Sallmen
                                           Chief Financial Officer

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

4.1            Specimen  Stock   Certificate  of  Common  Stock  of  Registrant.
               Incorporated by reference to Exhibit 4.1 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

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

10.1           Form of Indemnification  Agreement.  Incorporated by reference to
               Exhibit 10.1to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.2           Intentionally Left Blank.

10.3           Intentionally Left Blank.

10.4           Intentionally Left Blank.

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

10.11          Intentionally Left Blank.

10.12 Registrant's 1997 Stock Incentive Plan. Incorporated by reference to Exhibit 10.29 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.13 Form of Non-statutory Stock Option Agreement. Incorporated by reference to Exhibit 10.30 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.14          Intentionally Left Blank.

10.15 Promissory Note, dated August 31, 1997, provided by Harold Dyne to Pacific Trim & Belt, Inc. Incorporated by reference to Exhibit
               10.32 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.16          Intentionally Left Blank.

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

10.19          Intentionally Left Blank.

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

10.23          Intentionally Left Blank.

10.24          Intentionally Left Blank.

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

10.27          Intentionally Left Blank.

10.28          Intentionally Left Blank.

10.29          Intentionally Left Blank.

10.30          Intentionally Left Blank.

10.31          Intentionally Left Blank.

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

10.35 Talon License and Distribution Agreement, dated April 3, 2000, between the Registrant and Grupo Industrial Cierres Ideal, S.A. de C.V. Incorporated by reference to Exhibit 10.2 to Form 10-QSB filed on August 14, 2000.*

10.36 Consignment Inventory Purchase Agreement, dated September 30, 2000, between the Registrant and Grupo Industrial Cierres Ideal, S.A. de C.V. Incorporated by reference to Exhibit 10.1 to Form 10-QSB filed on November 14, 2000.

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

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
-------        -------------------

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

10.46          Intentionally Left Blank.

10.47          Intentionally Left Blank.

10.48 Trim Handling Agreement, dated as of December 29, 1999, among the Registrant, Tarrant Apparel Group, Inc. & Tagmex and Tag-It de Mexico S.A. Incorporated by reference to Exhibit 10.51 to Form 10-K filed on April 4, 2001.

10.49          Intentionally Left Blank.

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

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
-------        -------------------

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

10.66          Form  of  Stockholders   Agreements   dated  December  28,  2001.
               Incorporated by reference to Exhibit 99.3 to Form 8-K filed on January 23, 2002.

10.67          Form of Investor  Rights  Agreements  dated  December  28,  2001.
               Incorporated by reference to Exhibit 99.4 to Form 8-K filed on January 23, 2002.

10.68 Form of Exclusive Supply Agreement dated July 12, 2002, among Tag-it Pacific, Inc. and Levi Strauss & Co.* Incorporated by reference to Exhibit 10.68 to Form 10-Q filed on November 15, 2002.

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
-------        -------------------

10.69 Intellectual Property Rights Agreement, dated April 2, 2002, between the Company and Pro-Fit Holdings, Ltd.*

10.70 Amendment to Exclusive Supply Agreement, dated July 12, 2002, between Tag-it Pacific, Inc. and Levi Strauss & Co.*

23.1           Consent of BDO Seidman, LLP.

24.1           Power of Attorney (included on signature page).

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.


     * Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 406 of the General Rules and Regulations under the Securities Act of 1933, as amended.