Form 10-Q
period 2003-03-31
TAG IT PACIFIC INC
filed 2003-05-15
CIK 1047881

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2003.

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


                                 (818) 444-4100
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [_] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 9,619,909 shares issued and outstanding as of May 15, 2003.
================================================================================

                              TAG-IT PACIFIC, INC.
                               INDEX TO FORM 10-Q


                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.................................... 3

         Consolidated Balance Sheets as of March 31, 2003
         (unaudited) and December 31, 2002.................................... 3

         Consolidated Statements of Income (unaudited) for
         the Three Months Ended March 31, 2003 and 2002....................... 4

         Consolidated Statements of Cash Flows (unaudited)
         for the Three Months Ended March 31, 2003 and 2002................... 5

         Notes to the Consolidated Financial Statements....................... 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........26

Item 4.  Controls and Procedures..............................................27

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................27

Item 6.  Exhibits and Reports on Form 8-K.....................................27

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.

                              TAG-IT PACIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                         March 31,  December 31,
                                                           2003          2002
                                                       -----------   -----------
                      Assets                            (unaudited)
Current Assets:
   Cash and cash equivalents .......................   $   154,561   $   285,464
   Due from factor .................................       656,308       532,672
   Trade accounts receivable, net ..................     6,858,036     5,456,517
   Trade accounts receivable, related parties ......    13,399,559    14,770,466
   Refundable income taxes .........................          --         212,082
   Inventories .....................................    24,632,717    23,105,267
   Prepaid expenses and other current assets .......       883,491       599,543
   Deferred income taxes ...........................        90,928        90,928
                                                       -----------   -----------
      Total current assets .........................    46,675,600    45,052,939

Property and Equipment, net of accumulated
   depreciation and amortization ...................     3,405,563     2,953,701
Tradename ..........................................     4,110,750     4,110,750
Due from related parties ...........................       884,128       870,251
Other assets .......................................     1,239,165     1,314,981
                                                       -----------   -----------
Total assets .......................................   $56,315,206   $54,302,622
                                                       ===========   ===========

    Liabilities, Convertible Redeemable Preferred
         Stock and Stockholders' Equity

Current Liabilities:
   Line of credit ..................................   $15,403,486   $16,182,061
   Accounts payable and accrued expenses ...........    12,796,562    10,401,187
   Deferred income .................................     1,027,984     1,027,984
   Subordinated notes payable to related parties ...       849,971     1,349,971
   Current portion of capital lease obligations ....        72,804        71,928
   Current portion of subordinated note payable ....     1,200,000     1,200,000
                                                       -----------   -----------
      Total current liabilities ....................    31,350,807    30,233,131

Capital lease obligations, less current portion ....        88,447       107,307
Subordinated note payable, less current portion ....     2,300,000     2,600,000
                                                       -----------   -----------
      Total liabilities ............................    33,739,254    32,940,438
                                                       -----------   -----------

Convertible redeemable preferred stock Series C,
   $0.001 par value; 759,494 shares authorized;
   759,494 shares issued and outstanding at
   March 31, 2003 and December 31, 2002
   (stated value $3,000,000) .......................     2,895,001     2,895,001
Stockholders' equity:
   Preferred stock, Series A $0.001 par value;
     250,000 shares authorized, no shares issued
     or outstanding ................................          --            --
   Convertible preferred stock Series B, $0.001
     par value; 850,000 shares authorized; no
     shares issued or outstanding ..................          --            --
   Common stock, $0.001 par value, 30,000,000
     shares authorized; 9,619,909 shares issued
     and outstanding at March 31, 2003;
     9,319,909 at December 31, 2002 ................         9,621         9,321
   Additional paid-in capital ......................    17,675,712    16,776,012
   Retained earnings ...............................     1,995,618     1,681,850
                                                                     -----------
 Total stockholders' equity ........................    19,680,951    18,467,183
                                                       -----------   -----------
 Total liabilities, convertible redeemable
   preferred stock and stockholders' equity.........   $56,315,206   $54,302,622
                                                       ===========   ===========

          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2003             2002
                                                    -----------      -----------

Net sales ....................................      $14,358,833      $ 9,325,056
Cost of goods sold ...........................       10,059,252        6,690,713
                                                    -----------      -----------
     Gross profit ............................        4,299,581        2,634,343

Selling expenses .............................          829,144          394,867
General and administrative expenses ..........        2,698,504        1,905,131
                                                    -----------      -----------
     Total operating expenses ................        3,527,648        2,299,998

Income from operations .......................          771,933          334,345
Interest expense, net ........................          320,848          261,743
                                                    -----------      -----------
Income before income taxes ...................          451,085           72,602
Provision for income taxes ...................           90,217           18,590
                                                    -----------      -----------
     Net income ..............................      $   360,868      $    54,012
                                                    ===========      ===========
Less:  Preferred stock dividends .............           47,100           45,000
                                                    -----------      -----------
Net income available to common
   shareholders ..............................      $   313,768      $     9,012
                                                    ===========      ===========
Basic earnings per share .....................      $      0.03      $      0.00
                                                    ===========      ===========
Diluted earnings per share ...................      $      0.03      $      0.00
                                                    ===========      ===========

Weighted average number of common
   shares outstanding:
     Basic ...................................        9,423,242        9,013,511
                                                    ===========      ===========
     Diluted .................................        9,686,457        9,327,641
                                                    ===========      ===========

          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Three Months Ended March 31,
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------
Increase  (decrease)  in cash and cash
  equivalents
Cash flows  from  operating activities:
    Net income ...................................   $   360,868    $    54,012
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Depreciation and amortization ................       308,364        274,505
    Increase in allowance for doubtful accounts ..        94,965           --
Changes in operating assets and liabilities:
      Receivables, including related parties .....      (249,213)      (513,240)
      Inventories ................................    (1,527,450)    (1,201,336)
      Other assets ...............................        (2,592)        (9,323)
      Prepaid expenses and other current assets ..      (283,948)       (35,826)
      Accounts payable and accrued expenses ......     2,247,601        874,186
      Accrued restructuring charges ..............          --         (114,554)
      Income taxes payable .......................       298,879         18,782
                                                     -----------    -----------
Net cash provided (used) by operating activities .     1,247,474       (652,794)
                                                     -----------    -----------

Cash flows from investing activities:
    Acquisition of property and equipment ........      (681,818)       (49,129)
                                                     -----------    -----------

Cash flows from financing activities:
    Repayment of bank line of credit, net ........      (778,575)       (31,840)
    Proceeds from private placement transactions .       900,000      1,029,996
    Proceeds from exercise of stock options ......          --            8,450
    Repayment of capital leases ..................       (17,984)       (86,291)
    Repayment of notes payable ...................      (800,000)      (200,000)
                                                     -----------    -----------
Net cash (used) provided by financing activities .      (696,559)       720,315
                                                     -----------    -----------

Net (decrease) increase in cash ..................      (130,903)        18,392
Cash at beginning of period ......................       285,464         46,948
                                                     -----------    -----------
Cash at end of period ............................   $   154,561    $    65,340
                                                     ===========    ===========

Supplemental  disclosures of cash flow
  information:
Cash received (paid) during the period for:
      Interest paid ..............................   $  (314,009)   $  (221,834)
      Income taxes paid ..........................   $    (2,566)   $      (439)
      Income taxes received ......................   $   212,082    $      --


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       PRESENTATION OF INTERIM INFORMATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of Tag-It Pacific, Inc. and Subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-K for the year ended December 31, 2002.

2.       EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                                           PER
THREE MONTHS ENDED MARCH 31, 2003:            INCOME         SHARES       SHARE
---------------------------------            ---------      ---------     ------
Basic earnings per share:
Income available to common stockholders      $ 313,768      9,423,242      $0.03

Effect of Dilutive Securities:
Options ...............................                       210,718
Warrants ..............................                        52,497
                                             ---------      ---------      -----
Income available to common stockholders      $ 313,768      9,686,457      $0.03
                                             =========      =========      =====

THREE MONTHS ENDED MARCH 31, 2002:
---------------------------------
Basic earnings per share:
Income available to common stockholders      $   9,012      9,013,511      $0.00

Effect of Dilutive Securities:
Options ...............................                       260,253
Warrants ..............................                        53,877
                                             ---------      ---------      -----
Income available to common stockholders      $   9,012      9,327,641      $0.00
                                             =========      =========      =====


         Warrants to purchase 683,332 shares of common stock at between $3.65 and $6.00, options to purchase 925,000 shares of common stock at between $3.75 and $4.63, convertible debt of $500,000 convertible at $4.50 per share and 759,494 shares of preferred Series C stock convertible at $4.94 per share were outstanding for the three months ended March 31, 2003, but were not included in the computation of diluted earnings per share because exercise or conversion would have an antidilutive effect on earnings per share.

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

3.       STOCK BASED COMPENSATION

         All stock options issued to employees had an exercise price not less than the fair market value of the Company's Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements for the three months ended March 31, 2003 and 2002. If compensation cost for stock-based compensation had been determined based on the fair market value of the stock options on their dates of grant in accordance with SFAS 123, the Company's net income and earnings per share for the three months ended March 31, 2003 and 2002 would have amounted to the pro forma amounts presented below:

                                                    Three Months Ended March 31,
                                                          2003          2002
                                                      -----------    ----------
Net income, as reported ...........................   $   360,868    $   54,012

Add:  Stock-based employee compensation expense ...          --            --
     included in reported net income, net of
     related tax effects

Deduct:  Total stock-based employee
     compensation expense determined under fair
     value based method for all awards, net of
     related tax effects ..........................        (5,282)      (30,268)
                                                      -----------    ----------


Pro forma net income ..............................   $   355,586    $   23,744
                                                      ===========    ==========

Earnings per share:

       Basic - as reported ........................   $      0.03    $     0.00

       Basic - pro forma ..........................   $      0.03    $     0.00


       Diluted - as reported ......................   $      0.03    $     0.00

       Diluted - pro forma ........................   $      0.03    $     0.00

4.       PRIVATE PLACEMENTS

         In a series of sales on December 28, 2001, January 7, 2002 and January 8, 2002, the Company entered into Stock and Warrant Purchase Agreements with three private investors, including Mark Dyne, the chairman of the Company's board of directors. Pursuant to the Stock and Warrant Purchase Agreements, the Company issued an aggregate of 516,665 shares of common stock at a price per share of $3.00 for aggregate proceeds of $1,549,995. The Stock and Warrant Purchase Agreements also included a commitment by one of the two non-related investors to purchase an additional 400,000 shares of common stock at a price per share of $3.00 at a second closing (subject of certain conditions) on or prior to March 1, 2003, as amended, for additional proceeds of $1,200,000. Pursuant to the Stock and Warrant purchase agreements, 258,332 warrants to purchase common stock were issued at the first closing of the transactions and 200,000 warrants were issued at the second closings. The warrants are exercisable immediately after closing, one half of the warrants at an exercise price of 110% and the second half at an exercise price of 120% of the market value of the Company's common stock on the date of closing. The exercise price for the warrants shall be adjusted upward by 25% of the amount, if any, that the market price of our common stock on the exercise date exceeds the initial exercise price (as adjusted) up to a maximum exercise price of $5.25. The warrants have a term of four years. The shares contain restrictions related to the sale or transfer of the shares, registration and voting rights.

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


5.       GUARANTEES AND CONTINGENCIES

         In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others - and interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of the Company's agreements that it has determined are within the scope of FIN 45:

         In accordance with the bylaws of the Company, officers and directors are indemnified for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the lifetime of the officer or director. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions of its bylaws is unlimited. However, the Company has a director and officer liability insurance policy that reduces its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of the indemnification provisions of its bylaws is minimal and therefore, the Company has not recorded any related liabilities.

         The Company enters into indemnification provisions under its agreements with investors and its agreements with other parties in the normal course of business, typically with suppliers, customers and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the

Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded any related liabilities.


         As of March 31, 2003, we indirectly guaranteed the indebtedness of two of our suppliers through the issuance by a related party of letters of credit to purchase goods and equipment totaling $3.3 million. Financing costs due to the related party amounted to approximately $328,000. The letters of credit expire on various dates thru July 2003.

         The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

6.       SUBSEQUENT EVENT

         On April 3, 2003, the Company entered into a financing agreement for the purchase and implementation of computer equipment and software. The capital lease obligation bears interest at 6% and expires in March 2006. Future minimum annual payments under the capital lease obligation are as follows:

Years ending December 31,                                              Amount
-------------------------                                           -----------

2003 ....................................................           $   423,660
2004 ....................................................               564,880
2005 ....................................................               466,756
2006 ....................................................               152,117
                                                                    -----------

Total payments ..........................................             1,607,413

Less amount representing interest .......................              (133,360)
                                                                    -----------

Balance at April 3, 2003 ................................             1,474,053

Less current portion ....................................               376,287
                                                                    -----------

Long-term portion .......................................           $ 1,097,766
                                                                    ===========


7.       NEW ACCOUNTING PRONOUNCEMENTS

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

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tag-It Pacific, Inc. for the three months ended March 31, 2003 and 2002. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

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

         On July 12, 2002, we entered into an exclusive supply agreement with Levi Strauss & Co. In accordance with the supply agreement, Levi is to purchase a minimum of $10 million of waistbands, various trim products, garment components and services over the two-year term of the agreement. Certain proprietary products, equipment and technological know-how will be supplied to Levi on an exclusive basis during this period. The supply agreement also appoints TALON as an approved zipper supplier to Levi.

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

         Sales under our exclusive supply agreements with Azteca Production International and Tarrant Apparel Group amounted to approximately 69.7% and 63.0% of our total sales for the years ended December 2002 and 2001, and 51.4% of our total sales for the three months ended March 31, 2003. We will continue to rely on these two customers for a significant amount of our sales for the year ended December 2003. Sales under these exclusive supply agreements as a percentage of total sales for the year ended December 2003 are anticipated to be lower than the year ended December 2002 due to an increase in sales to other customers. Our results of operations will depend to a significant extent upon the commercial success of Azteca Production International and Tarrant Apparel Group. If Azteca Production International and Tarrant Apparel Group fail to purchase our trim products at anticipated levels, or our relationship with Azteca Production International or Tarrant Apparel Group terminates, it may have an adverse affect on our results of operations. Included in trade accounts receivable, related parties at March 31, 2003, is approximately $13.4 million due from Tarrant Apparel Group and Azteca Production International.

         Included in inventories at March 31, 2003 are inventories of approximately $11 million that are subject to buyback arrangements with Tarrant Apparel Group, Azteca Production International and other customers. The buyback arrangements contain provisions related to the inventory purchased on behalf of these customers. In the event that inventories remain with us in excess of six to nine months from our receipt of the goods from our vendors or the termination of production of a customer's product line related to the inventories, the customer is required to purchase the inventories from us under normal invoice and selling terms. During the three months ended March 31, 2003, we sold approximately $688,000 in inventory to Tarrant Apparel Group and Azteca Production International pursuant to these buyback arrangements. If the financial condition of Tarrant Apparel Group and Azteca Production International were to deteriorate, resulting in an impairment of their ability to purchase inventories or pay receivables, it may have an adverse affect on our results of operations.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, selected statements of operations data shown as a percentage of net sales:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           -----------------
                                                            2003        2002
                                                           -----       -----
     Net sales ....................................        100.0%      100.0%
     Cost of goods sold ...........................         70.1        71.7
                                                           -----       -----
     Gross profit .................................         29.9        28.3
     Selling expenses .............................          5.7         4.2
     General and administrative expenses ..........         18.8        20.4
                                                           -----       -----
     Operating income .............................          5.4%        3.7%
                                                           =====       =====

         Net sales increased approximately $5,034,000, or 54.0%, to $14,359,000 for the three months ended March 31, 2003 from $9,325,000 for the three months ended March 31, 2002. The increase in net sales was primarily due to an increase in sales under our TEKFIT stretch waistband division. In late 2002, we created a new division under the TEKFIT brand name. This division develops and sells apparel components that utilize the patented Pro-Fit technology, including a stretch waistband sold under our exclusive supply agreement with Levi Strauss & Co. The increase in net sales was also attributable to an increase in trim-related sales from our Tlaxcala, Mexico operations under our MANAGED TRIM SOLUTION(TM) trim package program and an increase in zipper sales under our TALON brand name to our MANAGED TRIM SOLUTION(TM) customers in Mexico and our other Talon customers in Mexico and Asia. The increase in net sales was further attributable to an increase in sales from our Hong Kong subsidiary for programs related to major U.S. retailers.

         Gross profit increased approximately $1,666,000, or 63.2%, to $4,300,000 for the three months ended March 31, 2003 from $2,634,000 for the three months ended March 31, 2002. Gross margin as a percentage of net sales increased to approximately 29.9% for the three months ended March 31, 2003 as compared to 28.3% for the three months ended March 31, 2002. The increase in gross profit as a percentage of net sales for the three months ended March 31, 2003 was due to a change in our product mix during the current quarter.

         Selling expenses increased approximately $434,000, or 109.9%, to $829,000 for the three months ended March 31, 2003 from $395,000 for the three months ended March 31, 2002. As a percentage of net sales, these expenses increased to 5.7% for the three months ended March 31, 2003 compared to 4.2% for the three months ended March 31, 2002. The increase in selling expenses was due to our efforts to obtain approval from major brands and retailers of the TALON brand zipper and the implementation of our sales and marketing plan for the complete trim packages we offer to our customers through our MANAGED TRIM SOLUTION. In addition, we hired additional sales personnel for our TEKFIT division, formed in the second half of 2002, and we also incurred royalty expenses related to the exclusive license and intellectual property rights agreement with Pro-Fit Holdings Limited during the period.

         General and administrative expenses increased approximately $794,000, or 41.7%, to $2,699,000 for the three months ended March 31, 2003 from $1,905,000 for the three months ended March 31, 2002. The increase in these expenses was due primarily to additional staffing and other expenses incurred related to our exclusive waistband license agreement, the amortization of intangible assets incurred as a result of the exclusive waistband technology license rights we acquired in April 2002 and the relocation of our Hong Kong office during the period. As a percentage of net sales, these expenses decreased to 18.8% for the three months ended March 31, 2003 compared to 20.4% for the three months ended March 31, 2002, because the rate of increase in general and administrative expenses did not exceed that of net sales.

         Interest expense increased approximately $59,000, or 22.5%, to $321,000 for the three months ended March 31, 2003 from $262,000 for the three months ended March 31, 2002. Borrowings under our UPS Capital credit facility increased during the period ended March 31, 2003 due to increased sales and expanded operations in Mexico, the Dominican Republic and Asia.

         The provision for income taxes for the three months ended March 31, 2003 amounted to approximately $90,000 compared to $19,000 for the three months ended March 31, 2002. Income taxes increased for the three months ended March 31, 2003 primarily due to increased taxable income.

         Net income was approximately $361,000 for the three months ended March 31, 2003 as compared to $54,000 for the three months ended March 31, 2002, due primarily to an increase in net sales and gross margin, offset by increases in selling and general and administrative expenses, as discussed above.

         Preferred stock dividends amounted to $47,000 for the three months ended March 31, 2003 as compared to $45,000 for the three months ended March 31, 2002. Preferred stock dividends represent earned dividends at 6% of the stated value per annum of the Series C convertible redeemable preferred stock. Net income available to common shareholders amounted to $314,000 for the three months ended March 31, 2003 compared to $9,000 for the three months ended March 31, 2002 and basic and diluted earnings per share were $0.03 and $0.00 for the three months ended March 31, 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES AND RELATED PARTY TRANSACTIONS

         Cash and cash equivalents decreased to $155,000 at March 31, 2003 from $285,000 at December 31, 2002. The decrease resulted from approximately $1,247,000 of cash provided by operating activities, offset by $682,000 and $697,000 of cash used by investing and financing activities.

         Net cash provided by operating activities was approximately $1,247,000 for the three months ended March 31, 2003 as compared to net cash used in operating activities of approximately $653,000 for the three months ended March 31, 2002. The increase in cash provided by operating activities for the three months ended March 31, 2003 resulted primarily from increases in accounts payable and accrued expenses, which were partially offset by increases in inventories and receivables. The increase in inventories during the period was due primarily to increased customer orders for future sales. The increase in accounts receivable during the period was due primarily to increased sales during the first quarter of 2003 and slower customer collections. Cash used in operating activities for the three months ended March 31, 2002 resulted primarily from increases in inventories and receivables, which were offset by increases in accounts payable and accrued expenses.

         Net cash used in investing activities was approximately $682,000 and $49,000 for the three months ended March 31, 2003 and 2002, respectively. Net cash used in investing activities for the three months ended March 31, 2003 consisted primarily of capital expenditures for equipment related to the exclusive supply agreement we entered into with Levi Strauss & Co. Net cash used in investing activities for the three months ended March 31, 2002 consisted primarily of capital expenditures for computer equipment and upgrades.

         Net cash used in financing activities was approximately $697,000 for the three months ended March 31, 2003 as compared to net cash provided by financing activities of approximately $720,000 for the three months ended March 31, 2002. Net cash used in financing activities for the three months ended March 31, 2003 primarily reflects the repayment of borrowings under our credit facility and subordinated notes payable of approximately $1,579,000, offset by funds raised from a private placement transaction of 900,000. Net cash provided by financing activities for the three months ended March 31, 2002 primarily reflects funds raised from private placement transactions of approximately $1,030,000, offset by the repayment of subordinated notes payable of $200,000.

         We currently satisfy our working capital requirements primarily through cash flows generated from operations and borrowings under our credit facility with UPS Capital. Our maximum availability under the credit facility is $20 million. At March 31, 2003 and 2002, outstanding borrowings under our UPS Capital credit facility amounted to approximately $15,403,000 and $9,629,000, respectively. Open letters of credit amounted to approximately $500,000 and $50,000 at March 31, 2003 and 2002, respectively.

         The initial term of our agreement with UPS Capital is three years and the facility is secured by substantially all of our assets. The interest rate of the credit facility is at the prime rate plus 2%. The credit facility requires that we comply with certain financial covenants including net worth, fixed charge ratio and capital expenditures. At March 31, 2003, we were not in compliance with our capital expenditure covenant due to additional equipment requirements for our exclusive supply agreement with Levi Strauss & Co. UPS Capital waived the noncompliance as of March 31, 2003. We were in compliance with all other financial covenants at March 31, 2003. The amount we can borrow under the credit facility is determined based on a defined borrowing base formula related to eligible accounts receivable and inventories. Our borrowing base availability ranged from approximately $10,768,000 to $18,829,000 from April 1, 2002 to March 31, 2003. A significant decrease in eligible accounts receivable and inventories due to customer concentration levels and the aging of inventories, among other factors, can have an adverse effect on our borrowing capabilities under our credit facility, which thereafter, may not be adequate to satisfy our working capital requirements. Eligible accounts receivable are reduced if our accounts receivable customer balances are concentrated in excess of the percentages allowed under our agreement with UPS Capital. In addition, we have typically experienced seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers. During these quarters, borrowing availability under our credit facility may decrease as a result of decreases in eligible accounts receivables generated from our sales. As a result of our concentration of business with Tarrant Apparel Group and Azteca Production International, our eligible receivables have been limited under the UPS Capital facility over the past year. If our business becomes further dependant on one or a limited number of customers or if we experience future significant seasonal reductions in receivables, our availability under the UPS Capital credit facility would be correspondingly reduced. If this were to occur, we would be required to seek additional financing which may not be available on attractive terms and, if such financing is unavailable, we may be unable to meet our working capital requirements.

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

         Pursuant to the terms of a foreign factoring agreement under our UPS Capital credit facility, UPS Capital purchases our eligible accounts receivable and assumes the credit risk with respect to those foreign accounts for which UPS Capital has given its prior approval. If UPS Capital does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable under our credit facility. As of March 31, 2003, the amount factored without recourse was approximately $399,000. There were no receivables factored with UPS Capital at March 31, 2002.

         Pursuant to the terms of a factoring agreement for our Hong Kong subsidiary, Tag-It Pacific Limited, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 80% of eligible accounts receivable. Interest is charged at 1.5% over the Hong Kong Dollar prime rate. As of March 31, 2003 and 2002, the amount factored without recourse was approximately $257,000 and $134,000.

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

         As of March 31, 2003 and 2002, we had outstanding related-party debt of approximately $850,000 at interest rates ranging from 7% to 11%, and additional non-related-party debt of $25,200 at an interest rate of 10%. The majority of related-party debt is due on demand, with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment. On October 4, 2002, we entered into a note payable agreement with a related party in the amount of $500,000 to fund additional working capital requirements. The note payable was unsecured, due on demand, accrued interest at 4% and was subordinated to UPS Capital. This note was re-paid on February 28, 2003.

         Our receivables increased to $20,258,000 at March 31, 2003 from $11,437,000 at March 31, 2002. This increase was due primarily to increased related-party trade receivables of approximately $5.2 million resulting from increased related party sales during the period and an increase in the days outstanding. The increase in receivables also resulted from an increase in sales to non-related parties during the period.

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

         Included in inventories at March 31, 2003 are inventories of approximately $11 million that are subject to buyback arrangements with Tarrant Apparel Group, Azteca Production International and other customers. The buyback arrangements contain provisions related to the inventory purchased on behalf of these customers. In the event that inventories remain with us in excess of six to nine months from our receipt of the goods from our vendors or the termination of production of a customer's product line related to the inventories, the customer is required to purchase the inventories from us under normal invoice and selling terms. During the three months ended March 31, 2003, we sold approximately $688,000 in inventory to Tarrant Apparel Group and Azteca Production International pursuant to these buyback arrangements. If the financial condition of Tarrant Apparel Group and Azteca Production International were to deteriorate, resulting in an impairment of their ability to purchase inventories or pay receivables, it may have an adverse affect on our results of operations.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at March 31, 2003 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                         Payments Due by Period
                     -----------------------------------------------------------
                                                                          After
Contractual                         Less than       1-3          4-5        5
Obligations             Total        1 Year        Years        Years     Years
------------------   -----------   -----------   ----------   ---------   ------
Subordinated note
payable ..........   $ 3,500,000   $ 1,200,000   $2,300,000   $    --     $ --

Capital lease
obligations ......   $ 1,768,664   $   496,464   $1,272,200   $    --     $ --

Subordinated notes
payable to related
parties (1) ......   $   849,971   $   849,971   $     --     $    --     $ --

Operating leases .   $ 1,532,472   $   634,699   $  890,835   $   6,938   $ --

Line of credit ...   $15,403,486   $15,403,486   $     --     $    --     $ --

Note payable .....   $    25,200   $    25,200   $     --     $    --     $ --

Royalty payments .   $   725,000   $      --     $  725,000   $    --     $ --
----------
       (1) The majority of subordinated notes payable to related parties are due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment.

         As of March 31, 2003, we indirectly guaranteed the indebtedness of two of our suppliers through the issuance by a related party of letters of credit to purchase goods and equipment totaling $3.3 million. Financing costs due to the related party amounted to approximately $328,000. The letters of credit expire on various dates thru July 2003.

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

         IF WE LOSE OUR LARGEST CUSTOMERS OR THEY FAIL TO PURCHASE AT ANTICIPATED LEVELS, OUR SALES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED. Our largest customer, Tarrant Apparel Group, accounted for approximately 41.5% and 42.3% of our net sales, on a consolidated basis, for the years ended December 31, 2002 and 2001, and 22.4% of our total sales for the three months ended March 31, 2003. In December 2000, we entered into an exclusive supply agreement with Azteca Production International, AZT International SA D RL, and Commerce Investment Group, LLC that provides for a minimum of $10,000,000 in total annual purchases by Azteca Production International and its affiliates during each year of the three-year term of the agreement. Azteca Production International is required to purchase from us only if we are able to provide trim products on a competitive basis in terms of price and quality.

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

         BECAUSE WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS, WE MAY NOT BE ABLE TO ALWAYS OBTAIN MATERIALS WHEN WE NEED THEM AND WE MAY LOSE SALES AND CUSTOMERS. Lead times for materials we order can vary significantly and depend on many factors, including the specific supplier, the contract terms and the demand for particular materials at a given time. From time to time, we may experience fluctuations in the prices, and disruptions in the supply, of materials. Shortages or disruptions in the supply of materials, or our inability to procure materials from alternate sources at acceptable prices in a timely manner, could lead us to miss deadlines for orders and lose sales and customers.

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

         WE OPERATE IN AN INDUSTRY THAT IS SUBJECT TO SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS FROM QUARTER TO QUARTER, THAT MAY RESULT IN UNEXPECTED REDUCTIONS IN REVENUE AND STOCK PRICE VOLATILITY. Factors that may influence our quarterly operating results include:

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

         INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS. As of December 31, 2002, our officers and directors and their affiliates owned approximately 36.2% of the outstanding shares of our common stock. The Dyne family, which includes Mark Dyne, Colin Dyne, Larry Dyne, Jonathan Burstein and the estate of Harold Dyne, beneficially owned approximately 41.1% of the outstanding shares of our common stock. The number of shares beneficially owned by the Dyne family includes the shares of common stock held by Azteca Production International, which are voted by Colin Dyne pursuant to a voting agreement. The Azteca Production International shares constitute approximately 10.7% of the outstanding shares of common stock at December 31, 2002. Gerard Guez and Todd Kay, significant stockholders of Tarrant Apparel Group, each own approximately 12.8% of the outstanding shares of our common stock at December 31, 2002. As a result, our officers and directors, the Dyne family and Messrs. Kay and Guez are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

         We are also exposed to the impact of interest rate changes on our outstanding borrowings. At March 31 2003, we had approximately $19.0 million of indebtedness subject to interest rate fluctuations. These fluctuations may increase our interest expense and decrease our cash flows from time to time. For example, based on average bank borrowings of $10 million during a three-month period, if the interest rate indices on which our bank borrowing rates are based were to increase 100 basis points in the three-month period, interest incurred would increase and cash flows would decrease by $25,000.

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

         (b)      Report on Form 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated:   May 15, 2003                           TAG-IT PACIFIC, INC.

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

Date:    May 15, 2003

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

Date:    May 15, 2003

                                                   /s/ Ronda Sallmen
                                                -----------------------
                                                Ronda Sallmen
                                                Chief Financial Officer