Form 10-Q
period 2003-06-30
TAG IT PACIFIC INC
filed 2003-08-14
CIK 1047881

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2003.

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

                                Yes [_]   No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 11,451,909 shares issued and outstanding as of August 14, 2003.

================================================================================

                              TAG-IT PACIFIC, INC.

                               INDEX TO FORM 10-Q



PART I FINANCIAL INFORMATION                                                PAGE
                                                                            ----



Item 1.     Consolidated Financial Statements..................................3

            Consolidated Balance Sheets as of
            June 30, 2003 (unaudited) and December 31, 2002....................3

            Consolidated Statements of Operations (unaudited)
            for the Three Months and Six Months Ended
            June 30, 2003 and 2002.............................................4

            Consolidated Statements of Cash Flows (unaudited)
            for the Six Months Ended June 30, 2003 and 2002....................5

            Notes to the Consolidated Financial Statements.....................6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................13

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk.......................................................31

Item 4.     Controls and Procedures...........................................31



PART II OTHER INFORMATION



Item 1.     Legal Proceedings.................................................32

Item 2.     Changes in Securities and Use of Proceeds.........................32

Item 4.     Submission of Matters to a Vote of Security Holders...............32

Item 6.     Exhibits and Reports on Form 8-K..................................33

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.
                              TAG-IT PACIFIC, INC.
                           Consolidated Balance Sheets

                                                        June 30,    December 31,
                                                          2003          2002
                                                       -----------   -----------
                       Assets                          (unaudited)
Current Assets:
   Cash and cash equivalents .......................   $ 1,376,892   $   285,464
   Due from factor .................................        26,517       532,672
   Trade accounts receivable, net ..................     8,036,297     5,456,517
   Trade accounts receivable, related parties ......    17,043,719    14,770,466
   Refundable income taxes .........................          --         212,082
   Inventories .....................................    24,586,332    23,105,267
   Prepaid expenses and other current assets .......     1,557,273       599,543
   Deferred income taxes ...........................        90,928        90,928
                                                       -----------   -----------
     Total current assets ..........................    52,717,958    45,052,939

Property and Equipment, net of accumulated
   depreciation and amortization ...................     4,937,066     2,953,701
Tradename ..........................................     4,110,750     4,110,750
Goodwill ...........................................       450,000       450,000
License rights .....................................       459,375       490,875
Due from related parties ...........................       899,256       870,251
Other assets .......................................       264,078       374,106
                                                       -----------   -----------
Total assets .......................................   $63,838,483   $54,302,622
                                                       ===========   ===========

     Liabilities, Convertible Redeemable
   Preferred Stock and Stockholders' Equity
Current Liabilities:
   Line of credit ..................................   $15,495,637   $16,182,061
   Accounts payable and accrued expenses ...........    12,785,951    10,401,187
   Deferred income .................................     1,027,984     1,027,984
   Subordinated notes payable to related parties ...       849,971     1,349,971
   Current portion of capital lease obligations ....       561,933        71,928
   Current portion of subordinated note payable ....     1,200,000     1,200,000
                                                       -----------   -----------
     Total current liabilities .....................    31,921,476    30,233,131

Capital lease obligations, less current portion ....       920,991       107,307
Subordinated note payable, less current portion ....     2,000,000     2,600,000
                                                       -----------   -----------
     Total liabilities .............................    34,842,467    32,940,438
                                                       -----------   -----------

Convertible  redeemable  preferred  stock
   Series C,  $0.001 par value; 759,494
   shares authorized; 759,494 shares issued
   and outstanding at June 30, 2003 and
   December 31, 2002 (stated value $3,000,000) .....     2,895,001     2,895,001
Stockholders' equity:
   Preferred stock, Series A $0.001 par value;
     250,000 shares authorized, no shares
     issued or outstanding .........................          --            --
   Convertible preferred stock Series B,
     $0.001 par value; 850,000 shares
     authorized; no shares issued or
     outstanding ...................................          --            --
   Common stock, $0.001 par value, 30,000,000
     shares authorized; 11,394,909 shares
     issued and outstanding at June 30, 2003;
     9,319,909 at December 31, 2002 ................        11,396         9,321
   Additional paid-in capital ......................    23,392,437    16,776,012
   Retained earnings ...............................     2,697,182     1,681,850
                                                       -----------   -----------
Total stockholders' equity .........................    26,101,015    18,467,183
                                                       -----------   -----------
Total liabilities, convertible redeemable
   preferred stock and stockholders' equity ........   $63,838,483   $54,302,622
                                                       ===========   ===========

          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.

                      Consolidated Statements of Operations
                                   (unaudited)

                                    Three Months Ended          Six Months Ended
                                         June 30,                   June 30,
                                -------------------------   -------------------------
                                    2003          2002         2003          2002
                                -----------   -----------   -----------   -----------
Net sales ...................   $20,731,573   $19,793,344   $35,090,407   $29,118,400
Cost of goods sold ..........    15,267,058    14,816,081    25,326,310    21,506,794
                                -----------   -----------   -----------   -----------
   Gross profit .............     5,464,515     4,977,263     9,764,097     7,611,606

Selling expenses ............     1,245,769       578,051     2,074,913       972,918
General and administrative
   expenses .................     2,939,927     2,691,781     5,638,432     4,596,912
                                -----------   -----------   -----------   -----------
   Total operating expenses .     4,185,696     3,269,832     7,713,345     5,569,830

Income from operations ......     1,278,819     1,707,431     2,050,752     2,041,776
Interest expense, net .......       342,989       306,528       663,837       568,271
                                -----------   -----------   -----------   -----------
Income before income taxes ..       935,830     1,400,903     1,386,915     1,473,505
Provision for income taxes ..       187,166       354,600       277,383       373,190
                                -----------   -----------   -----------   -----------
   Net income ...............   $   748,664   $ 1,046,303   $ 1,109,532   $ 1,100,315
                                ===========   ===========   ===========   ===========
Less:  Preferred stock
   dividends ................        47,100        45,000        94,200        90,000
                                -----------   -----------   -----------   -----------
Net income to common
   shareholders .............   $   701,564   $ 1,001,303   $ 1,015,332   $ 1,010,315
                                ===========   ===========   ===========   ===========

Basic earnings per share ....   $      0.07   $      0.11   $      0.10   $      0.11
                                ===========   ===========   ===========   ===========
Diluted earnings per share ..   $      0.07   $      0.10   $      0.10   $      0.11
                                ===========   ===========   ===========   ===========

Weighted average number of
   common shares outstanding:
   Basic ....................    10,209,195     9,282,365     9,818,390     9,148,681
                                ===========   ===========   ===========   ===========
   Diluted ..................    10,737,427     9,591,984    10,169,168     9,448,223
                                ===========   ===========   ===========   ===========


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.

                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                                     Six Months Ended June 30,
                                                   ----------------------------
                                                      2003             2002
                                                   -----------      -----------
Increase (decrease) in cash and cash
  equivalents
Cash flows from operating activities:
    Net income ...............................     $ 1,109,532      $ 1,100,315
Adjustments to reconcile net income
  to net cash used in operating
  activities:
   Depreciation and amortization .............         617,925          575,006
   Increase in allowance for doubtful
     accounts ................................         163,489           23,315
Changes in operating assets and
  liabilities:
      Receivables, including related
        parties and due from factor ..........      (4,660,629)      (9,841,998)
      Inventories ............................      (1,481,065)      (3,145,898)
      Other assets ...........................          (5,663)         (46,439)
      Prepaid expenses and other
        current assets .......................        (957,730)        (227,113)
      Accounts payable and accrued
        expenses .............................       2,035,362        5,336,688
      Income taxes payable ...................         479,479          369,008
                                                   -----------      -----------
Net cash used in operating activities ........      (2,699,300)      (5,857,116)
                                                   -----------      -----------

Cash flows from investing activities:
    Acquisition of property and
      equipment ..............................        (980,046)        (140,835)
                                                   -----------      -----------

Cash flows from financing activities:
    (Repayment) proceeds from bank
      line of credit, net ....................        (536,162)       5,587,977
    Proceeds from private placement
      transactions ...........................       6,395,300        1,029,997
    Proceeds from exercise of stock
      options ................................         182,000           49,400
    Repayment of capital leases ..............        (170,364)        (155,339)
    Repayment of notes payable ...............      (1,100,000)        (500,000)
                                                   -----------      -----------
Net cash provided by financing
  activities .................................       4,770,774        6,012,035
                                                   -----------      -----------

Net increase in cash .........................       1,091,428           14,084
Cash at beginning of period ..................         285,464           46,948
                                                   -----------      -----------
Cash at end of period ........................     $ 1,376,892      $    61,032
                                                   ===========      ===========

Supplemental disclosures of cash flow
  information:
    Cash paid (received) during the
    period for:
      Interest ...............................     $   637,930      $   519,156
      Income taxes paid ......................     $     9,131      $     4,814
      Income taxes received ..................     $  (212,082)     $      --
     Non-cash financing activity:
      Common stock issued in acquisition
        of license rights ....................     $      --        $   577,500
      Capital lease obligation ...............     $ 1,474,053      $      --


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



2.       EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                                          PER
THREE MONTHS ENDED JUNE 30, 2003:         INCOME          SHARES         SHARE
                                        ----------      ----------      --------
Basic earnings per share:
Income available to common
  stockholders ...................      $  701,564      10,209,195      $   0.07

Effect of Dilutive Securities:
Options ..........................                         482,937
Warrants .........................                          45,295
                                        ----------      ----------      --------
Income available to common
  stockholders ...................      $  701,564      10,737,427      $   0.07
                                        ==========      ==========      ========

THREE MONTHS ENDED JUNE 30, 2002:

Basic earnings per share:
Income available to common
  stockholders ...................      $1,001,303       9,282,365      $   0.11

Effect of Dilutive Securities:
Options ..........................                         254,634
Warrants .........................                          54,985
                                        ----------      ----------      --------
Income available to common
  stockholders ...................      $1,001,303       9,591,984      $   0.10
                                        ==========      ==========      ========

                              TAG-IT PACIFIC, INC.

                 Notes to the Consolidated Financial Statements

                                   (unaudited)



                                                                          PER
SIX MONTHS ENDED JUNE 30, 2003:           INCOME          SHARES         SHARE
                                        ----------      ----------      --------
Basic earnings per share:
Income available to common
  stockholders ...................      $1,015,332       9,818,390      $   0.10

Effect of Dilutive Securities:
Options ..........................                          33,488
Warrants .........................                         317,290
                                        ----------      ----------      --------
Income available to common
  stockholders ...................      $1,015,332      10,169,168      $   0.10
                                        ==========      ==========      ========

SIX MONTHS ENDED JUNE 30, 2002:

Basic earnings per share:
Income available to common
  stockholders ...................      $1,010,315       9,148,681      $   0.11

Effect of Dilutive Securities:
Options ..........................                         245,101
Warrants .........................                          54,441
                                        ----------      ----------      --------
Income available to common
  stockholders ...................      $1,010,315       9,448,223      $   0.11
                                        ==========      ==========      ========


         Warrants to purchase 426,666 shares of common stock at between $4.57 and $5.06, options to purchase 105,000 shares of common stock at $4.63, convertible debt of $500,000 convertible at $4.50 per share and 759,494 shares of preferred Series C stock convertible at $4.94 per share were outstanding for the three months ended June 30, 2003, but were not included in the computation of diluted earnings per share because exercise or conversion would have an antidilutive effect on earnings per share.

         Warrants to purchase 655,832 shares of common stock at between $4.34 and $5.06, options to purchase 568,000 shares of common stock at between $4.25 and $4.63, convertible debt of $500,000 convertible at $4.50 per share and 759,494 shares of preferred Series C stock convertible at $4.94 per share were outstanding for the six months ended June 30, 2003, but were not included in the computation of diluted earnings per share because exercise or conversion would have an antidilutive effect on earnings per share.

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

                              TAG-IT PACIFIC, INC.

                 Notes to the Consolidated Financial Statements

                                   (unaudited)



3.       STOCK BASED COMPENSATION


         All stock options issued to employees had an exercise price not less than the fair market value of the Company's Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements for the three and six months ended June 30, 2003 and 2002. If compensation cost for stock-based compensation had been determined based on the fair market value of the stock options on their dates of grant in accordance with SFAS 123, the Company's net income and earnings per share for the three and six months ended June 30, 2003 and 2002 would have amounted to the pro forma amounts presented below:

                                            Three Months Ended June 30,        Six Months Ended June 30,
                                                2003           2002             2003              2002
                                            -----------    -------------    -------------    -------------
Net income, as reported .................   $   748,664    $   1,046,303    $   1,109,532    $   1,100,315
Add:  Stock-based employee compensation
     expense included in reported net
     income, net of related tax effects .          --               --               --               --

Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax
     effects ............................       (44,838)         (30,268)         (50,120)         (60,536)
                                            -----------    -------------    -------------    -------------

Pro forma net income ....................   $   703,826    $   1,016,035    $   1,059,412    $   1,039,779
                                            ===========    =============    =============    =============

Earnings per share:

       Basic - as reported ..............   $      0.07    $        0.11    $        0.10    $        0.11

       Basic - pro forma ................   $      0.06    $        0.11    $        0.10    $        0.10


       Diluted - as reported ............   $      0.07    $        0.10    $        0.10    $        0.11

       Diluted - pro forma ..............   $      0.06    $        0.10    $        0.10    $        0.10

                              TAG-IT PACIFIC, INC.

                 Notes to the Consolidated Financial Statements

                                   (unaudited)



4.       PRIVATE PLACEMENTS

         On May 30, 2003, the Company raised approximately $6,037,500 in a private placement transaction with five institutional investors. Pursuant to a securities purchase agreement with these institutional investors, the Company sold 1,725,000 shares of its common stock at a price per share of $3.50. After commissions and expenses, the Company received net proceeds of approximately $5.5 million. The Company has agreed to register the shares issued in the private placement with the Securities and Exchange Commission for resale by the investors. In conjunction with the private placement transaction, the Company issued 172,500 warrants to the placement agent. The warrants are exercisable beginning August 30, 2003 through May 30, 2008 and have a per share exercise price of $5.06.

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

                              TAG-IT PACIFIC, INC.

                 Notes to the Consolidated Financial Statements

                                   (unaudited)



5.       CAPITAL LEASE OBLIGATION

         On April 3, 2003, the Company entered into a financing agreement for the purchase and implementation of computer equipment and software. The capital lease obligation bears interest at 6% and expires in March 2006. Future minimum annual payments under the capital lease obligation are as follows:

Years ending December 31,                                              Amount
                                                                    -----------

2003 (six months) .......................................           $   282,440
2004 ....................................................               564,880
2005 ....................................................               466,756
2006 ....................................................               152,117
                                                                    -----------

Total payments ..........................................             1,466,193

Less amount representing interest .......................              (126,278)
                                                                    -----------

Balance at June 30, 2003 ................................             1,339,995

Less current portion ....................................               491,982
                                                                    -----------

Long-term portion .......................................           $   847,933
                                                                    ===========


6.       GUARANTEES AND CONTINGENCIES

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

                              TAG-IT PACIFIC, INC.

                 Notes to the Consolidated Financial Statements

                                   (unaudited)



         As of June 30, 2003, the Company indirectly guaranteed the indebtedness of one of its suppliers through the issuance by a related party of letters of credit to purchase goods totaling $528,000. Financing costs due to the related party amounted to approximately $43,000. The letters of credit expire on various dates thru July 2003.

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

                              TAG-IT PACIFIC, INC.

                 Notes to the Consolidated Financial Statements

                                   (unaudited)



         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for the hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The Company does not believe the adoption of SFAS 150 will have a material impact on its fiancial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read together with the Consolidated Financial Statements of Tag-It Pacific, Inc. and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-Q.

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tag-It Pacific, Inc. for the three and six months ended June 30, 2003 and 2002. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

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

         On May 30, 2003, we raised approximately $6,037,500 in a private placement transaction with five institutional investors. Pursuant to a securities purchase agreement with these institutional investors, we sold 1,725,000 shares of our common stock at a price per share of $3.50. After commissions and expenses, we received net proceeds of approximately $5.5 million. We have agreed to register the shares issued in the private placement with the Securities and Exchange Commission for resale by the investors. In conjunction with the private placement transaction, we issued 172,500 warrants to the placement agent. The warrants are exercisable beginning August 30, 2003 through May 30, 2008 and have a per share exercise price of $5.06.

         On July 12, 2002, we entered into an exclusive supply agreement with Levi Strauss & Co. In accordance with the supply agreement, Levi is to purchase a minimum of $10 million of waistbands, various trim products, garment components and services over the two-year term of the agreement. Certain proprietary products, equipment and technological know-how will be supplied to Levi on an exclusive basis during this period. The supply agreement also appoints TALON as an approved zipper supplier to Levi. As an addendum to the supply agreement, we have also been granted approval as a specified vendor of woven labels and printed tags by Levi Strauss & Co.

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

         Sales under our exclusive supply agreements with Azteca Production International and Tarrant Apparel Group amounted to approximately 69.7% and 63.0% of our total sales for the years ended December 2002 and 2001, and 47.3% of our total sales for the six months ended June 30, 2003. We will continue to rely on these two customers for a significant amount of our sales for the year ended December 2003. Sales under these exclusive supply agreements as a percentage of total sales for the year ended December 2003 are anticipated to be lower than the year ended December 2002 due mainly to an increase in sales to other customers. Our results of operations will depend to a significant extent upon the commercial success of Azteca Production International and Tarrant Apparel Group. If Azteca Production International and Tarrant Apparel Group fail to purchase our trim products at anticipated levels, or our relationship with Azteca Production International or Tarrant Apparel Group terminates, it may have an adverse affect on our results of operations. Included in trade accounts receivable, related parties at June

30, 2003, is approximately $17.0 million due from Tarrant Apparel Group and Azteca Production International.

         Included in inventories at June 30, 2003 are inventories of approximately $10.5 million that are subject to buyback arrangements with Levi Strauss & Co., Tarrant Apparel Group, Azteca Production International and other customers. The buyback arrangements contain provisions related to the inventory purchased on behalf of these customers. In the event that inventories remain with us in excess of six to nine months from our receipt of the goods from our vendors or the termination of production of a customer's product line related to the inventories, the customer is required to purchase the inventories from us under normal invoice and selling terms. During the six months ended June 30, 2003, we sold approximately $1.3 million in inventory to Tarrant Apparel Group and Azteca Production International pursuant to these buyback arrangements. If the financial condition of Tarrant Apparel Group and Azteca Production International were to deteriorate, resulting in an impairment of their ability to purchase inventories or pay receivables, it may have an adverse affect on our results of operations.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, selected statements of operations data shown as a percentage of net sales.


                                               THREE MONTHS       SIX MONTHS
                                                  ENDED              ENDED
                                                 JUNE 30,          JUNE 30,
                                              --------------    --------------
                                               2003     2002     2003     2002
                                              -----    -----    -----    -----
Net sales ...............................     100.0%   100.0%   100.0%   100.0%
Cost of goods sold ......................      73.6     74.9     72.2     73.9
                                              -----    -----    -----    -----
Gross profit ............................      26.4     25.1     27.8     26.1
Selling expenses ........................       6.0      2.9      5.9      3.3
General and administrative expenses .....      14.2     13.6     16.1     15.8
                                              -----    -----    -----    -----
Operating Income ........................       6.2%     8.6%     5.8%     7.0%
                                              =====    =====    =====    =====



         Net sales increased approximately $939,000, or 4.7%, to $20,732,000 for the three months ended June 30, 2003 from $19,793,000 for the three months ended June 30, 2002. The increase in net sales was primarily due to the addition of sales under our TEKFIT stretch waistband division, for which there were no sales in the three months ended June 30, 2002. In late 2002, we created a new division under the TEKFIT brand name. This division develops and sells apparel components that utilize the patented Pro-Fit technology, including a stretch waistband sold under our exclusive supply agreement with Levi Strauss & Co. The increase in net sales was also attributable to an increase in sales from our Hong Kong subsidiary for programs related to major U.S. retailers and an increase in zipper sales under our TALON brand name to our MANAGED TRIM SOLUTION(TM) customers in Mexico and our other Talon customers in Mexico and Asia. The increase in net sales was offset by a decrease in trim-related sales from our Tlaxcala, Mexico operations under our MANAGED TRIM SOLUTION(TM) trim package program. This decrease is due in part to our efforts to decrease our reliance on our major customers and to further diversify our customer base.

         Net sales increased approximately $5,972,000, or 20.5%, to $35,090,000 for the six months ended June 30, 2003 from $29,118,000 for the six months ended June 30, 2002. The increase in net sales was primarily due to the addition of sales under our TEKFIT stretch waistband division, as discussed above. The increase in net sales was also attributable to an increase in sales from our Hong Kong subsidiary for programs related to major U.S. retailers and an increase in zipper sales under our TALON brand name to our MANAGED TRIM SOLUTION(TM) customers in Mexico and our other Talon customers in Mexico and Asia. The increase in net sales was offset by a decrease in trim-related sales from our Tlaxcala, Mexico operations under our MANAGED TRIM SOLUTION(TM) trim package program. This decrease is due in part to our efforts to decrease our reliance on our major customers and to further diversify our customer base.

         Gross profit increased approximately $488,000, or 9.8%, to $5,465,000 for the three months ended June 30, 2003 from $4,977,000 for the three months ended June 30, 2002. Gross margin as a percentage of net sales increased to approximately 26.4% for the three months ended June 30, 2003 as compared to 25.1% for the three months ended June 30, 2002. The increase in gross profit as a percentage of net sales for the three months ended June 30, 2003 was due to a change in our product mix during the current quarter, resulting in an increase in sales of products with higher gross margins.

         Gross profit increased approximately $2,152,000, or 28.3%, to $9,764,000 for the six months ended June 30, 2003 from $7,612,000 for the six months ended June 30, 2002. Gross margin as a percentage of net sales increased to approximately 27.8% for the six months ended June 30, 2003 as compared to 26.1% for the six months ended June 30, 2002. The increase in gross profit as a percentage of net sales for the six months ended June 30, 2003 was due to a change in our product mix during the period, resulting in an increase in sales of products with higher gross margins.

         Selling expenses increased approximately $668,000, or 115.6%, to $1,246,000 for the three months ended June 30, 2003 from $578,000 for the three months ended June 30, 2002. As a percentage of net sales, these expenses increased to 6.0% for the three months ended June 30, 2003 compared to 2.9% for the three months ended June 30, 2002. The increase in selling expenses during the quarter was due primarily to royalty expenses related to our exclusive license and intellectual property rights agreement with Pro-Fit Holdings Limited incurred during the period, the addition of sales personnel in our Hong Kong facility and increased marketing efforts to promote our updated Oracle-based MANAGED TRIM SOLUTION system. We are in the process of completing an update of our MANAGED TRIM SOLUTION system which will enable us to further sell complete trim packages to new locations on a global basis.

         Selling expenses increased approximately $1,102,000, or 113.3%, to $2,075,000 for the six months ended June 30, 2003 from $973,000 for the six months ended June 30, 2002. As a percentage of net sales, these expenses increased to 5.9% for the six months ended June 30, 2003 compared to 3.3% for the six months ended June 30, 2002. The increase in selling expenses during the period was due primarily to royalty expenses related to our exclusive license and intellectual property rights agreement with Pro-Fit Holdings Limited incurred during the period and additional sales personnel hired for our TEKFIT division.

         General and administrative expenses increased approximately $248,000, or 9.2%, to $2,940,000 for the three months ended June 30, 2003 from $2,692,000 for the three months ended June 30, 2002. The increase in these expenses was due primarily to expenses incurred related to our exclusive waistband license agreement and the amortization of intangible assets incurred as a result of the exclusive waistband technology license rights we acquired in April 2002. As a percentage of net sales, these expenses increased to 14.2% for the three months ended June 30, 2003 compared to 13.6% for the three months ended June 30, 2002, because the rate of increase in net sales did not exceed that of general and administrative expenses.

         General and administrative expenses increased approximately $1,041,000, or 22.6%, to $5,638,000 for the six months ended June 30, 2003 from $4,597,000 for the six months ended June 30, 2002. The increase in these expenses was due primarily to expenses incurred related to our exclusive waistband license agreement, the amortization of intangible assets incurred as a result of the exclusive waistband technology license rights we acquired in April 2002 and the relocation of our Hong Kong office during the period. As a percentage of net sales, these expenses increased to 16.1% for the six months ended June 30, 2003 compared to 15.8% for the six months ended June 30, 2002, because the rate of increase in net sales did not exceed that of general and administrative expenses.

         Interest expense increased approximately $36,000, or 11.7%, to $343,000 for the three months ended June 30, 2003 from $307,000 for the three months ended June 30, 2002. Borrowings under our UPS Capital credit facility increased during the quarter ended June 30, 2003 due to increased sales and expanded operations in Mexico, the Dominican Republic and Asia. The additional borrowings during the quarter were offset by the application of the proceeds from our private placement transaction in which we raised approximately $6 million from the sale of common stock.

         Interest expense increased approximately $96,000, or 16.9%, to $664,000 for the six months ended June 30, 2003 from $568,000 for the six months ended June 30, 2002. Borrowings under our UPS Capital credit facility increased during the period ended June 30, 2003 due to increased sales and expanded operations in Mexico, the Dominican Republic and Asia. The additional borrowings during the period were offset by the application of the proceeds from our private placement transaction in which we raised approximately $6 million in May 2003.

         The provision for income taxes for the three months ended June 30, 2003 amounted to approximately $187,000 compared to $355,000 for the three months ended June 30, 2002. Income taxes decreased for the three months ended June 30, 2003 primarily due to decreased taxable income.

         The provision for income taxes for the six months ended June 30, 2003 amounted to approximately $277,000 compared to an income tax benefit of $373,000 for the six months ended June 30, 2002. Income taxes decreased for the six months ended June 30, 2003 primarily due to decreased taxable income.

         Net income was approximately $749,000 for the three months ended June 30, 2003 as compared to net income of $1,046,000 for the three months ended June 30, 2002, due primarily to an increase in net sales and gross margin, offset by increases in selling and general and administrative expenses, as discussed above.

         Net income was approximately $1,110,000 for the six months ended June 30, 2003 as compared to net income of $1,100,000 for the six months ended June 30, 2002, due primarily to an increase in net sales and gross margin, offset by increases in selling and general and administrative expenses, as discussed above.

         Preferred stock dividends amounted to $47,100 for the three months ended June 30, 2003 as compared to $45,000 for the three months ended June 30, 2002. Preferred stock dividends represent earned dividends at 6% of the stated value per annum of the Series C convertible redeemable preferred stock. Net income available to common shareholders amounted to $702,000 for the three months ended June 30, 2003 compared to $1,001,000 for the three months ended June 30, 2002. Basic and diluted earnings per share were $0.07 for the three months ended June 30, 2003. Basic and diluted earnings per share were $0.11 and $0.10 for the three months ended June 30, 2002.

         Preferred stock dividends amounted to $94,200 for the six months ended June 30, 2003 as compared to $90,000 for the six months ended June 30, 2002. Preferred stock dividends represent earned dividends at 6% of the stated value per annum of the Series C convertible redeemable preferred stock.

Net income available to common shareholders amounted to $1,015,000 for the six months ended June 30, 2003 compared to $1,010,000 for the six months ended June 30, 2002 and basic and diluted earnings per share were $0.10 and $0.11 for the six months ended June 30, 2003 and 2002.



LIQUIDITY AND CAPITAL RESOURCES AND RELATED PARTY TRANSACTIONS

         Cash and cash equivalents increased to $1,377,000 at June 30, 2003 from $285,000 at December 31, 2002. The increase resulted from $4,771,000 of cash provided by financing activities, offset by $2,699,000 and $980,000 of cash used in operating and investing activities, respectively.

         Net cash used in operating activities was approximately $2,699,000 and $5,857,000 for the six months ended June 30, 2003 and 2002, respectively. Cash used in operating activities for the six months ended June 30, 2003 resulted primarily from increases in inventories and receivables, which was partially offset by increases in accounts payable and accrued expenses and net income. The increase in inventories during the period was due to increased customer orders for future sales. The increase in accounts receivable during the period was due primarily to increased sales during 2003 and slower collections from related parties. Cash used in operating activities for the six months ended June 30, 2002 resulted primarily from increases in inventories and accounts receivable, which was partially offset by increases in accounts payable and accrued expenses and net income.

         Net cash used in investing activities was approximately $980,000 and $141,000 for the six months ended June 30, 2003 and 2002, respectively. Net cash used in investing activities for the six months ended June 30, 2003 consisted primarily of capital expenditures for equipment related to the exclusive supply agreement we entered into with Levi Strauss & Co. During the period, we also purchased computer equipment and software for the implementation of a new Oracle-based computer system. This purchase was treated as a non-cash capital lease obligation. Net cash used in investing activities for the six months ended June 30, 2002 consisted primarily of capital expenditures for computer equipment and upgrades

         Net cash provided by financing activities was approximately $4,771,000 and $6,012,000 for the six months ended June 30, 2003 and 2002, respectively. Net cash provided by financing activities for the six months ended June 30, 2003 primarily reflects funds raised from private placement transactions, offset by the repayment of notes payable and decreased borrowings under our credit facility. Net cash provided by financing activities for the six months ended June 30, 2002 primarily reflects increased borrowings under our credit facility and funds raised from private placement transactions, offset by the repayment of notes payable.

         We currently satisfy our working capital requirements primarily through cash flows generated from operations and borrowings under our credit facility with UPS Capital. Our maximum availability under the credit facility is $20 million, although historically we have been unable to borrow up to this maximum amount due to borrowing restrictions under our credit facility. At June 30, 2003 and 2002, outstanding borrowings under our UPS Capital credit facility, including amounts borrowed under the foreign factoring agreement, amounted to approximately $15,314,000 and $15,249,000, respectively. There were no open letters of credit under our UPS Capital credit facility at June 30, 2003. Open letters of credit amounted to approximately $287,000 at June 30, 2002.

         The initial term of our agreement with UPS Capital is three years and the facility is secured by substantially all of our assets. The interest rate of the credit facility is at the prime rate plus 2%. The credit facility requires that we comply with certain financial covenants including net worth, fixed charge ratio and capital expenditures. We were in compliance with all financial covenants at June 30, 2003. The amount we can borrow under the credit facility is determined based on a defined borrowing base formula related to eligible accounts receivable and inventories. Our borrowing base availability ranged from approximately $14,801,000 to $18,829,000 from July 1, 2002 to June 30, 2003. A significant decrease in eligible accounts receivable and inventories due to customer concentration levels and the aging of inventories, among other factors, can have an adverse effect on our borrowing capabilities under our credit facility, which thereafter, may not be adequate to satisfy our working capital requirements. Eligible accounts receivable are reduced if our accounts receivable customer balances are concentrated with a particular customer in excess of the percentages allowed under our agreement with UPS Capital. In addition, we have typically experienced seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers. During these quarters, borrowing availability under our credit facility may decrease as a result of decreases in eligible accounts receivables generated from our sales. As a result of our concentration of business with Tarrant Apparel Group and Azteca Production International, our eligible receivables have been limited under the UPS Capital facility over the past year. If our business becomes further dependant on one or a limited number of customers or if we experience future significant seasonal reductions in receivables, our availability under the UPS Capital credit facility would be correspondingly reduced. If this were to occur, we would be required to seek additional financing which may not be available on attractive terms and, if such financing is unavailable, we may be unable to meet our working capital requirements.

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

         Pursuant to the terms of a foreign factoring agreement under our UPS Capital credit facility, UPS Capital purchases our eligible accounts receivable and assumes the credit risk with respect to those foreign accounts for which UPS Capital has given its prior approval. If UPS Capital does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable under our credit facility. Included in due from factor as of June 30, 2003 and 2002, are trade accounts receivable factored without recourse of approximately $177,000 and $501,000, respectively. Included in due from factor are outstanding advances due to UPS Capital under this factoring arrangement amounting to approximately $150,000 and $426,000 at June 30, 2003 and 2002, respectively.

         Pursuant to the terms of a factoring agreement for our Hong Kong subsidiary, Tag-It Pacific Limited, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 80% of eligible accounts receivable. Interest is charged at 1.5% over the Hong Kong Dollar prime rate. As of June 30, 2003 and 2002, the amount factored with recourse and included in trade accounts receivable was approximately $542,000 and $203,000. Outstanding advances as of June 30, 2003 and 2002 amounted to approximately $332,000 and $59,000, respectively, and are included in the line of credit balance.

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

         As of June 30, 2003 and 2002, we had outstanding related-party debt of approximately $850,000 at interest rates ranging from 7% to 11%, and additional non-related-party debt of $25,200 at an interest rate of 10%. The majority of related-party debt is due on demand, with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment. On October 4, 2002, we entered into a note payable agreement with a related party in the amount of $500,000 to fund additional working capital requirements. The note payable was unsecured, due on demand, accrued interest at 4% and was subordinated to UPS Capital. This note was re-paid on February 28, 2003.

         Our receivables increased to $25,080,000 at June 30, 2003 from $20,172,000 at June 30, 2002. This increase was due primarily to increased non-related trade receivables of approximately $4.2 million resulting from increased sales to non-related parties during the period.

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

         Included in inventories at June 30, 2003 are inventories of approximately $10.5 million that are subject to buyback arrangements with Levi Strauss & Co., Tarrant Apparel Group, Azteca Production International and other customers. The buyback arrangements contain provisions related to the inventory purchased on behalf of these customers. In the event that inventories remain with us in excess of six to nine months from our receipt of the goods from our vendors or the termination of production of a customer's product line related to the inventories, the customer is required to purchase the inventories from us under normal invoice and selling terms. During the six months ended June 30, 2003, we sold approximately $1.3 million in inventory to Tarrant Apparel Group and Azteca Production International pursuant to these buyback arrangements. If the financial condition of Tarrant Apparel Group and Azteca Production International were to deteriorate, resulting in an impairment of their ability to purchase inventories or pay receivables, it may have an adverse affect on our results of operations.

         We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and available financing will be sufficient to fund our minimum working capital and capital expenditure needs for the next twelve months. In May 2003, we raised approximately $6 million in a private placement transaction with five institutional investors. Net proceeds received from the private placement amounted to approximately $5.5 million. As of June 30, 2003, we have applied approximately $4.25 million of the proceeds against vendor payables, equipment purchases and other working capital requirements. We expect to receive quarterly cash payments of a minimum of $1.25 million under our supply agreement with Levi Strauss & Co. through August 2004. We also received additional funds of $900,000 in February 2003 pursuant to the remaining commitment due under the stock warrant and purchase agreement we entered into with a related party private investor. We used a portion of these funds to repay a subordinated note payable to this related party private investor of $500,000 in February 2003. The extent of our future capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of future acquisitions, our borrowing base availability limitations related to eligible accounts receivable and inventories and our expansion into foreign markets. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we will need to raise additional debt or equity financing in order to provide for our operations. We are continually evaluating various financing strategies to be used to expand our business and fund future growth or acquisitions. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. If we are unable to secure additional financing, we may not be able to execute our plans for expansion, including expansion into foreign markets to promote our TALON brand tradename, and we may need to implement additional cost savings initiatives.

         Our need for additional long-term financing includes the integration and expansion of our operations to exploit our rights under our TALON trade name, the expansion of our operations in the Asian and Caribbean markets and the further development of our waistband technology.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at June 30, 2003 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                               Payments Due by Period
                             -------------------------------------------------------------
                                             Less than        1-3         4-5       After
  Contractual Obligations        Total        1 Year         Years       Years     5 Years
--------------------------   -----------   -----------   -----------   ---------   -------
Subordinated note payable    $ 3,200,000   $ 1,200,000   $ 2,000,000   $    --     $    --

Capital lease obligations    $ 1,482,924   $   561,933   $   920,991   $    --     $    --

Subordinated notes payable
to related parties (1) ...   $   849,971   $   849,971   $      --     $    --     $    --

Operating leases .........   $ 1,357,346   $   571,733   $   780,890   $   4,723   $    --

Line of credit ...........   $15,495,637   $15,495,637   $      --     $    --     $    --

Note payable .............   $    25,200   $    25,200   $      --     $    --     $    --

Royalty Payments .........   $   453,460   $      --     $   453,460   $    --     $    --

       (1) The majority of subordinated notes payable to related parties are due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment.

         As of June 30, 2003, we indirectly guaranteed the indebtedness of one of our suppliers through the issuance by a related party of letters of credit to purchase goods totaling $528,000. Financing costs due to the related party amounted to approximately $43,000. The letters of credit expire on various dates thru July 2003.

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for the hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The Company does not believe the adoption of SFAS 150 will have a material impact on its fiancial statements.

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

         IF WE LOSE OUR LARGEST CUSTOMERS OR THEY FAIL TO PURCHASE AT ANTICIPATED LEVELS, OUR SALES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED. Our largest customer, Tarrant Apparel Group, accounted for approximately 41.5% and 42.3% of our net sales, on a consolidated basis, for the years ended December 31, 2002 and 2001, and 24.1% of our total sales for the six months ended June 30, 2003. In December 2000, we entered into an exclusive supply agreement with Azteca Production International, AZT International SA D RL, and Commerce Investment Group, LLC that provides for a minimum of $10,000,000 in total annual purchases by Azteca Production International and its affiliates during each year of the three-year term of the agreement. Azteca Production International is required to purchase from us only if we are able to provide trim products on a competitive basis in terms of price and quality.

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

         CONCENTRATION OF RECEIVABLES FROM OUR LARGEST CUSTOMERS MAKES RECEIVABLE BASED FINANCING DIFFICULT AND INCREASES THE RISK THAT IF OUR LARGEST CUSTOMERS FAIL TO PAY US, OUR CASH FLOW WOULD BE SEVERELY AFFECTED. Our business relies heavily on a relatively small number of customers, including Levi Strauss & Co., Tarrant Apparel Group and Azteca Production International. This concentration of our business reduces the amount we can borrow from our lenders under receivables based financing agreements. Under our credit agreement with UPS Capital, for instance, if accounts receivable due us from a particular customer exceed a specified percentage of the total eligible accounts receivable against which we can borrower, UPS Capital will not lend against the receivables that exceed the specified percentage. Further, if we are unable to collect any large receivables due us, our cash flow would be severely impacted.

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

            We are also exposed to the impact of interest rate changes on our outstanding borrowings. At June 30, 2003, we had approximately $18.7 million of indebtedness subject to interest rate fluctuations. These fluctuations may increase our interest expense and decrease our cash flows from time to time. For example, based on average bank borrowings of $10 million during a three-month period, if the interest rate indices on which our bank borrowing rates are based were to increase 100 basis points in the three-month period, interest incurred would increase and cash flows would decrease by $25,000.

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

         As of June 30, 2003, the end of the period covered by this report, members of the Company's management, including the Company's Chief Executive Officer, Colin Dyne, and Chief Financial Officer, Ronda Sallmen, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, Mr. Dyne and Ms. Sallmen concluded that the Company's disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its SEC disclosure obligations.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In May 2003, we entered into a securities purchase agreement, pursuant to which we sold shares of our common stock, with the following investors: Neil I Goldman, Prism Offshore Fund, Ltd, Prism Partners, LP, SF Capital Partners, Ltd., MicroCapital Fund Limited Partner, MicroCapital LLC, Lagunitas Partners LP, Gruber & McBaine International, Jon D. Gruber and Linda W. Gruber, and J. Patterson McBaine. Pursuant to this securities purchase agreement, on June 2, 2003 we sold 1,725,000 shares of our common stock at a price per share of $3.50 for aggregate proceeds to us of $6,037,500. Roth Capital Partners LLC acted as placement agent in connection with this private placement financing transaction. For their services as placement agent, we paid Roth Capital Partners LLC a fee equal to 8% of our gross proceeds from the financing ($483,000) and a $25,000 non-accountable expense allowance. In addition, we issued to Roth Capital Partners LLC a warrant to purchase up to 172,500 shares of our common stock at an exercise price of $5.06 per share. The warrants have a term of 5 years. These warrants vest and become exercisable on August 30, 2003. Each of the investors in the transaction represented to us, and we reasonably believed, that the investor (i) was acquiring the securities for his or its own account with the present intention of holding such securities for investment purposes only and not with a view to, or for sale in connection with, any distribution of such securities (other than a distribution in compliance with all applicable federal and state securities laws); (ii) was an experienced and sophisticated investor and has such knowledge and experience in financial and business matters that it is capable of evaluating the relative merits and the risks of an investment in the securities and of protecting his or its own interests in connection with the transaction; (iii) was willing to bear and was capable of bearing the economic risk of an investment in the securities; and (iv) was an "accredited investor" as that term is defined under Rule 501(a)(8) of Regulation D promulgated by the Commission under the Securities Act. Each of the certificates representing the securities contained a customary legend restricting resale of the securities. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act (in accordance with Rule 506 of Regulation D) as a transaction not involving any public offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our Annual Meeting of Stockholders held on June 14, 2003, our stockholders (a) elected Colin Dyne, Mark Dyne and Donna Armstrong to serve as Class III Directors on our Board of Directors for three years and until their respective successors have been elected, and (b) approved an amendment to our 1997 Stock Plan to increase from 2,277,500 to 2,577,500 the maximum number of shares of common stock that may be issued pursuant to awards granted under the 1997 Stock Plan. Each Class III Director was elected by a vote of 7,981,485 shares in favor, 44,700 shares voted against, and no shares were withheld from voting for the directors. At the annual meeting, 7,974,835 shares were voted in favor of, 51,350 shares were voted against, and no shares were withheld from voting on the amendment to our 1997 Stock Plan. There were no broker non-votes at the annual meeting. Immediately prior to and following the meeting, the Board of Directors was comprised of Mark Dyne, Colin Dyne, Donna Armstrong, Kevin Bermeister, Brent Cohen, Michael Katz and Jonathan Burstein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended

                  31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended

                  32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

         (b)      Reports on Form 8-K:

                  Current Report on Form 8-K dated May 15, 2003, reporting Items 7 and 9, as filed on May 15, 2003.

                  Current Report on Form 8-K dated May 30, 2003, reporting Items 5 and 7, as filed on June 4, 2003.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: August 14, 2003                       TAG-IT PACIFIC, INC.



                                            /s/  Ronda Sallmen
                                            -----------------------------
                                            By:  Ronda Sallmen
                                            Its: Chief Financial Officer