Form 10-K/A
period 2002-12-31
TAG IT PACIFIC INC
filed 2003-10-01
CIK 1047881

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-K/A

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

                               Yes [X]     No [_]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [_] No [X]

         The issuer's revenues for the fiscal year ended December 31, 2002 were $60,073,170.

         At  June  30,  2002  the  aggregate  market  value  of the  voting  and non-voting common stock held by non-affiliates of the registrant was $14,682,838. At March 28, 2003 the issuer had 9,619,909 shares of Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                 AMENDMENT NO. 1

                   TO THE ANNUAL REPORT ON FORM 10-K FILED BY

                     TAG-IT PACIFIC, INC. ON MARCH 28, 2003



         The following amends the Annual Report on Form 10-K filed by Tag-It Pacific, Inc. on March 28, 2003, as permitted by the rules and regulations promulgated by the Securities and Exchange Commission. Item 15 of the Form 10-K is hereby amended in its entirety as set forth herein.





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

              (2)   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -- See
                    Item 8 of this Form 10-K annual report.

              (3) INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT ON SCHEDULE II -- See Item 8 of this Form 10-K annual report.

              (4) FINANCIAL STATEMENT SCHEDULE II - See Item 8 of this Form 10-K annual report.

              (5) EXHIBITS -- See Exhibit Index attached to this Form 10-K annual report.

         (b)  Reports on Form 8-K:

              None

         (c)  Exhibits:

              See Exhibit Index attached to this Form 10-K annual report.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
-------        -------------------

2.1 Exchange Agreement, dated October 17, 1997. Incorporated by reference to Exhibit 2.1 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

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

10.66          Form  of  Stockholders   Agreements   dated  December  28,  2001.
               Incorporated by reference to Exhibit 99.3 to Form 8-K filed on January 23, 2002.

10.67          Form of Investor  Rights  Agreements  dated  December  28,  2001.
               Incorporated by reference to Exhibit 99.4 to Form 8-K filed on January 23, 2002.

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
-------        -------------------

10.68 Form of Exclusive Supply Agreement dated July 12, 2002, among Tag-it Pacific, Inc. and Levi Strauss & Co.* Incorporated by reference to Exhibit 10.68 to Form 10-Q filed on November 15, 2002.

10.69 Intellectual Property Rights Agreement, dated April 2, 2002, between the Company and Pro-Fit Holdings, Ltd.*

10.70 Amendment to Exclusive Supply Agreement, dated July 12, 2002, between Tag-it Pacific, Inc. and Levi Strauss & Co.*+

23.1           Consent of BDO Seidman, LLP.+

24.1           Power of Attorney.+

31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.


         * Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 24b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended.

         + Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

SIGNATURE                              TITLE                          DATE
---------                              -----                          ----

         +                    Chairman of the Board of         October 1, 2003
------------------------      Directors
Mark Dyne
         +                    Chief Executive Officer          October 1, 2003
------------------------      and Director
Colin Dyne
     /S/ RONDA SALLMEN        Chief Financial Officer          October 1, 2003
------------------------
Ronda Sallmen
         +                    Director                         October 1, 2003
------------------------
Kevin Bermeister
         +                    Director                         October 1, 2003
------------------------
Michael Katz
         +                    Director and Vice President      October 1, 2003
------------------------      of Operations
Jonathan Burstein
         +                    Director                         October 1, 2003
------------------------
Brent Cohen
         +                    Director                         October 1, 2003
------------------------
Donna Armstrong


+  By:   /S/ RONDA SALLMEN
       -----------------------

Ronda Sallmen

Attorney-In-Fact