Form 10-Q
period 2003-09-30
TAG IT PACIFIC INC
filed 2003-11-14
CIK 1047881

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2003.

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 11,506,909 shares issued and outstanding as of November 14, 2003.

================================================================================

                              TAG-IT PACIFIC, INC.
                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Consolidated Financial Statements.....................................3

         Consolidated Balance Sheets as of
         September 30, 2003 (unaudited) and December 31, 2002..................3

         Consolidated Statements of Operations (unaudited)
         for the Three Months and Nine Months Ended
         September 30, 2003 and 2002...........................................4

         Consolidated Statements of Cash Flows (unaudited)
         for the Nine Months Ended September 30, 2003 and 2002.................5

         Notes to the Consolidated Financial Statements........................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................13

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk..........................................................31

Item 4.  Controls and Procedures..............................................31


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................32

Item 6.  Exhibits and Reports on Form 8-K.....................................32

                                      PART I
                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                              TAG-IT PACIFIC, INC.
                           Consolidated Balance Sheets

                                                     September 30,  December 31,
                                                           2003          2002
                                                       -----------   -----------
                   Assets                              (unaudited)
Current Assets:
   Cash and cash equivalents .......................   $   288,360   $   285,464
   Due from factor .................................        17,606        43,730
   Trade accounts receivable, net ..................     7,043,930     5,697,655
   Trade accounts receivable, related parties ......    15,977,758    14,770,466
   Refundable income taxes .........................          --         212,082
   Inventories .....................................    22,978,398    23,105,267
   Prepaid expenses and other current assets .......     1,624,760       599,543
   Deferred income taxes ...........................        90,928        90,928
                                                       -----------   -----------
      Total current assets .........................    48,021,740    44,805,135

   Property and Equipment, net of accumulated
      depreciation and amortization ................     6,035,842     2,953,701
   Tradename .......................................     4,110,750     4,110,750
   Goodwill ........................................       450,000       450,000
   License rights ..................................       428,750       490,875
   Due from related parties ........................       914,426       870,251
   Other assets ....................................       207,057       374,106
                                                       -----------   -----------
   Total assets ....................................   $60,168,565   $54,054,818
                                                       ===========   ===========

 Liabilities, Convertible Redeemable Preferred
       Stock and Stockholders' Equity
Current Liabilities:
   Line of credit ..................................   $13,265,244   $15,934,257
   Accounts payable and accrued expenses ...........    12,084,456    10,401,187
   Deferred income .................................       449,984     1,027,984
   Subordinated notes payable to related parties ...       849,971     1,349,971
   Current portion of capital lease obligations ....       562,330        71,928
   Current portion of subordinated note payable ....     1,200,000     1,200,000
                                                       -----------   -----------
      Total current liabilities ....................    28,411,985    29,985,327

Capital lease obligations, less current portion ....       782,780       107,307
Subordinated note payable, less current portion ....     1,700,000     2,600,000
                                                       -----------   -----------
     Total liabilities .............................    30,894,765    32,692,634

Convertible redeemable preferred stock Series C,
   $0.001 par value; 759,494 shares authorized;
   759,494 shares issued and outstanding at
   September 30, 2003 and December 31, 2002
   (stated value $3,000,000) .......................     2,895,001     2,895,001
Stockholders' equity:
   Preferred stock, Series A $0.001 par value;
      250,000 shares authorized, no shares
      issued or outstanding ........................          --            --
   Convertible preferred stock Series B, $0.001
      par value; 850,000 shares authorized; no
      shares issued or outstanding .................          --            --
   Common stock, $0.001 par value, 30,000,000
      shares authorized; 11,464,909 shares
      issued and outstanding at September 30,
      2003; 9,319,909 at December 31, 2002 .........        11,466         9,321
   Additional paid in capital ......................    23,624,907    16,776,012
   Retained earnings ...............................     2,742,426     1,681,850
                                                       -----------   -----------
Total stockholders' equity .........................    26,378,799    18,467,183
                                                       -----------   -----------
Total liabilities, convertible redeemable
   preferred stock and stockholders' equity ........   $60,168,565   $54,054,818
                                                       ===========   ===========

          See accompanying notes to consolidated financial statements.


                              TAG-IT PACIFIC, INC.
                      Consolidated Statements of Operations
                                   (unaudited)


                                         Three Months Ended            Nine Months Ended
                                            September 30,                September 30,
                                      -------------------------   -------------------------
                                          2003         2002          2003           2002
                                      -----------   -----------   -----------   -----------
Net sales .........................   $16,467,896   $16,349,906   $51,558,303   $45,468,306
Cost of goods sold ................    12,237,757    12,424,257    37,564,067    33,931,051
                                      -----------   -----------   -----------   -----------
    Gross profit ..................     4,230,139     3,925,257    13,994,236    11,537,255

Selling expenses ..................       967,688       472,680     3,042,601     1,445,598
General and administrative expenses     2,831,140     2,649,188     8,469,572     7,246,100
                                      -----------   -----------   -----------   -----------
    Total operating expenses ......     3,798,828     3,121,868    11,512,173     8,691,698

Income from operations ............       431,311       803,781     2,482,063     2,845,557
Interest expense, net .............       307,253       344,585       971,090       912,856
                                      -----------   -----------   -----------   -----------
Income before income taxes ........       124,058       459,196     1,510,973     1,932,701
Provision for income taxes ........        28,888       115,265       306,271       488,455
                                      -----------   -----------   -----------   -----------
    Net income ....................   $    95,170   $   343,931   $ 1,204,702   $ 1,444,246
                                      ===========   ===========   ===========   ===========
Less:  Preferred stock dividends ..        49,926        47,100       144,126       137,100
                                      -----------   -----------   -----------   -----------
Net income to common stockholders .   $    45,244   $   296,831   $ 1,060,576   $ 1,307,146
                                      ===========   ===========   ===========   ===========

Basic earnings per share ..........   $      0.00   $      0.03   $      0.10   $      0.14
                                      ===========   ===========   ===========   ===========
Diluted earnings per share ........   $      0.00   $      0.03   $      0.10   $      0.14
                                      ===========   ===========   ===========   ===========

Weighted average number of common
shares outstanding:
    Basic .........................    11,436,702     9,310,099    10,363,755     9,203,078
                                      ===========   ===========   ===========   ===========
    Diluted .......................    12,245,083     9,615,355    10,809,895     9,499,855
                                      ===========   ===========   ===========   ===========


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                 Nine Months Ended September 30,
                                                  -----------------------------
                                                      2003             2002
                                                  ------------     ------------
Increase (decrease) in cash and cash
   equivalents
Cash flows from operating activities:
     Net income ..............................    $  1,204,702     $  1,444,246
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization ...........         956,742          869,586
     Increase in allowance for
       doubtful accounts .....................         238,440           72,096
Changes in operating assets and
   Liabilities:
        Receivables, including related
           parties and due from factor .......      (2,765,882)     (10,438,350)
        Inventories ..........................         126,869       (3,879,117)
        Other assets .........................          (6,050)         (66,680)
        Prepaid expenses and other
           current assets ....................      (1,025,217)        (160,481)
        Accounts payable and accrued
           expenses ..........................         782,998        4,347,340
        Deferred revenue .....................            --          1,250,000
        Income taxes payable .................         504,291          483,807
                                                  ------------     ------------
Net cash provided by (used in)
   operating activities ......................          16,893       (6,077,553)
                                                  ------------     ------------

Cash flows from investing activities:
     Acquisition of property and equipment ...      (2,329,606)        (437,823)
                                                  ------------     ------------

Cash flows from financing activities:
     (Repayment) proceeds from bank line
        of credit, net .......................      (2,669,013)       6,378,886
     Proceeds from private placement
        transactions .........................       6,395,300        1,029,997
     Proceeds from exercise of stock
        options ..............................         297,500           57,850
     Repayment of capital leases .............        (308,178)         (56,310)
     Repayment of notes payable ..............      (1,400,000)        (700,000)
                                                  ------------     ------------
Net cash provided by financing activities ....       2,315,609        6,710,423
                                                  ------------     ------------

Net increase in cash .........................           2,896          195,047
Cash at beginning of period ..................         285,464           46,948
                                                  ------------     ------------
Cash at end of period ........................    $    288,360     $    241,995
                                                  ============     ============

Supplemental  disclosures of cash flow
  information:
     Cash paid (received) during the
       period for:
        Interest .............................    $    953,732     $    829,725
        Income taxes paid ....................    $     13,208     $      5,280
        Income taxes received ................    $   (212,082)    $       --
     Non-cash financing activity:
        Common stock issued in
           acquisition of license rights .....    $       --       $    577,500
        Capital lease obligation .............    $  1,474,053     $       --

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

2.       EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

THREE MONTHS ENDED SEPTEMBER 30, 2003:                                 PER SHARE
                                                 INCOME      SHARES      AMOUNT
                                               ---------   ----------   --------
Basic earnings per share:
Income available to common stockholders ....   $  45,244   11,436,702   $   0.00

Effect of Dilutive Securities:
Options ....................................                  684,740
Warrants ...................................                  123,641
                                               ---------   ----------   --------
Income available to common stockholders ....   $  45,244   12,245,083   $   0.00
                                               =========   ==========   ========

THREE MONTHS ENDED SEPTEMBER 30, 2002:
Basic earnings per share:
Income available to common stockholders ....   $ 296,831    9,310,099   $   0.03

Effect of Dilutive Securities:
Options ....................................                  250,271
Warrants ...................................                   54,985
                                               ---------   ----------   --------
Income available to common stockholders ....   $ 296,831    9,615,355   $   0.03
                                               =========   ==========   ========

                              TAG-IT PACIFIC, INC.
                 Notes to the Consolidated Financial Statements
                                   (unaudited)


NINE MONTHS ENDED SEPTEMBER 30, 2003:                                  PER SHARE
                                                INCOME       SHARES      AMOUNT
                                              ----------   ----------   --------
Basic earnings per share:
Income available to common stockholders ...   $1,060,576   10,363,755   $   0.10

Effect of Dilutive Securities:
Options ...................................                    44,609
Warrants ..................................                   401,531
                                              ----------   ----------   --------
Income available to common stockholders ...   $1,060,576   10,809,895   $   0.10
                                              ==========   ==========   ========

NINE MONTHS ENDED SEPTEMBER 30, 2002:
Basic earnings per share:
Income available to common stockholders ...   $1,307,146    9,203,078   $   0.14

Effect of Dilutive Securities:
Options ...................................                   242,252
Warrants ..................................                    54,525
                                              ----------   ----------   --------
Income available to common stockholders ...   $1,307,146    9,499,855   $   0.14
                                              ==========   ==========   ========

         Convertible debt of $500,000 convertible at $4.50 per share and 759,494 shares of preferred Series C stock convertible at $4.94 per share were outstanding for the three months ended September 30, 2003, but were not included in the computation of diluted earnings per share because exercise or conversion would have an antidilutive effect on earnings per share.

         Warrants to purchase 426,666 shares of common stock at between $4.57 and $5.06, options to purchase 105,000 shares of common stock at $4.63, convertible debt of $500,000 convertible at $4.50 per share and 759,494 shares of preferred Series C stock convertible at $4.94 per share were outstanding for the nine months ended September 30, 2003, but were not included in the computation of diluted earnings per share because exercise or conversion would have an antidilutive effect on earnings per share.

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

                              TAG-IT PACIFIC, INC.
                 Notes to the Consolidated Financial Statements
                                   (unaudited)


3.       STOCK BASED COMPENSATION

         All stock options issued to employees had an exercise price not less than the fair market value of the Company's Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements for the three and nine months ended September 30, 2003 and 2002. If compensation cost for stock-based compensation had been determined based on the fair market value of the stock options on their dates of grant in accordance with SFAS 123, the Company's net income and earnings per share for the three and nine months ended September 30, 2003 and 2002 would have amounted to the pro forma amounts presented below:


                                                      Three Months Ended           Nine Months Ended
                                                         September 30,               September 30,
                                                --------------------------    --------------------------
                                                   2003           2002           2003           2002
                                                -----------    -----------    -----------    -----------
Net Income, as reported...................      $    95,170    $   343,931    $ 1,204,702    $ 1,444,246
Add:  Stock-based employee compensation
    expense included in reported net
    income, net of related tax effects....               --             --             --             --

Deduct:  Total stock-based employee
    compensation expense determined under
    fair value based methods for all
    awards, net of related tax effects....          (44,838)       (30,268)       (94,948)       (90,804)
                                                -----------    -----------    -----------    -----------

Pro forma net income......................      $    50,332    $   313,663    $ 1,109,754    $ 1,353,442
                                                ===========    ===========    ===========    ===========

Earnings per share:

    Basic - as reported...................      $      0.00    $      0.03    $      0.10    $      0.14

    Basic - pro forma.....................      $      0.00    $      0.03    $      0.09    $      0.13

    Diluted - as reported.................      $      0.00    $      0.03    $      0.10    $      0.14

    Diluted - pro forma...................      $      0.00    $      0.03    $      0.09    $      0.13

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

                              TAG-IT PACIFIC, INC.
                 Notes to the Consolidated Financial Statements
                                   (unaudited)


5.       CAPITAL LEASE OBLIGATION

         On April 3, 2003, the Company entered into a financing agreement for the purchase and implementation of computer equipment and software. The capital lease obligation bears interest at 6% and expires in March 2006. Future minimum annual payments under the capital lease obligation are as follows:

YEARS ENDING DECEMBER 31,                                             Amount
                                                                  -------------
2003 (three months)........................................       $     141,220
2004.......................................................             564,880
2005.......................................................             466,756
2006.......................................................             152,117
                                                                  -------------
Total payments.............................................           1,324,973
Less amount representing interest..........................            (105,187)
                                                                  -------------
Balance at September 30, 2003..............................           1,219,786
Less current Portion.......................................             499,726
                                                                  -------------
Long-term portion..........................................       $     720,060
                                                                  =============

6.       CONTINGENCIES

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

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, ("SFAS 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for the hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging

                              TAG-IT PACIFIC, INC.
                 Notes to the Consolidated Financial Statements
                                   (unaudited)


Activities. SFAS 149 is generally effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The adoption of SFAS 149 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003 for public companies. The Company adopted SFAS 150 on July 1, 2003 and the adoption of this statement had no material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read together with the Consolidated Financial Statements of Tag-It Pacific, Inc. and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-Q.

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tag-It Pacific, Inc. for the three and nine months ended September 30, 2003 and 2002. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

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

BUSINESS OVERVIEW AND RECENT DEVELOPMENTS

         Tag-It Pacific, Inc. is an apparel company that specializes in the distribution of trim items to manufacturers of fashion apparel and licensed consumer products, and specialty retailers and mass merchandisers. We act as a full service outsourced trim management department for manufacturers of fashion apparel such as Tarrant Apparel Group and Azteca Production International. We also serve as a specified supplier of trim items to owners of specific brands, brand licensees and retailers, including Abercrombie & Fitch, The Limited, Express, Lerner and Miller's Outpost, among others. We also distribute zippers under our TALON brand name to owners of apparel brands and apparel manufacturers such as Levi Strauss & Co., VF Corporation and Tropical Sportswear, among others. In 2002, we created a new division under the TEKFIT brand name. This division develops and sells apparel components that utilize the patented Pro-Fit technology, including a stretch waistband. We market these products to the same customers targeted by our MANAGED TRIM SOLUTION(TM) and TALON zipper divisions.

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

         We also serve as a specified supplier for a variety of major retail brand and private label oriented companies. A specified supplier is a supplier that has been approved for quality and service by a major retail brand or private label company. We seek to expand our services as a vendor of select lines of trim items for such customers to being a preferred or single source provider of all of such brand customer's authorized trim requirements. Our ability to offer brand name and private label oriented customers a full range of trim products is attractive because it enables our customers to address their quality and supply needs for all of their trim requirements from a single source, avoiding the time and expense necessary to monitor quality and supply from multiple vendors and manufacturer sources. In addition, by becoming a specified supplier to brand customers, we have an opportunity to become the preferred or sole vendor of trim items for all contract manufacturers of apparel under that brand name.

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

         Sales under our exclusive supply agreements with Azteca Production International and Tarrant Apparel Group amounted to approximately 69.7% and 63.0% of our total sales for the years ended December 2002 and 2001, and 43.7% of our total sales for the nine months ended September 30, 2003. We will continue to rely on these two customers for a significant amount of our sales for the year ending December 2004. Sales under these exclusive supply agreements as a percentage of total sales for the year ending December 2004 are anticipated to be lower than the year ending December 30, 2003 due to an increase in sales to other customers and a decrease in sales to these major customers as part of our plan to further diversify our customer base. Our results of operations will depend to a significant extent upon the commercial success of Azteca Production International and Tarrant Apparel Group. If Azteca Production International and Tarrant Apparel Group fail to purchase our trim products at anticipated levels, or our relationship with Azteca Production International or Tarrant Apparel Group terminates, it may have an adverse affect on our results of operations. Included in trade accounts receivable, related parties at September 30, 2003, is approximately $16.0 million due from Tarrant Apparel Group and Azteca Production International.

         Included in inventories at September 30, 2003 are inventories of approximately $9.2 million that are subject to buyback arrangements with Levi Strauss & Co., Tarrant Apparel Group, Azteca Production International and other customers. The buyback arrangements contain provisions related to the inventory purchased on behalf of these customers. In the event that inventories remain with us in excess of six to nine months from our receipt of the goods from our vendors or the termination of production of a customer's product line related to the inventories, the customer is required to purchase the inventories from us under normal invoice and selling terms. During the nine months ended September 30, 2003, we sold approximately $2.4 million in inventory to Tarrant Apparel Group and Azteca Production International pursuant to these buyback arrangements. If the financial condition of Tarrant Apparel Group and Azteca Production International were to deteriorate, resulting in an impairment of their ability to purchase inventories or pay receivables, it may have an adverse affect on our results of operations.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, selected statements of operations data shown as a percentage of net sales:

                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                          ----------------     ----------------
                                            2003     2002       2003      2002
                                          -------  -------     -------  -------
Net sales .............................     100.0%   100.0%      100.0%   100.0%
Cost of goods sold ....................      74.3     76.0        72.9     74.6
                                          -------  -------     -------  -------
   Gross profit .......................      25.7     24.0        27.1     25.4
Selling expenses ......................       5.9      2.9         5.9      3.2
General and administrative expenses ...      17.2     16.2        16.4     15.9
                                          -------  -------     -------  -------
   Operating Income ...................       2.6%     4.9%       4.8%     6.3%
                                          =======  =======     =======  =======

         Net sales increased approximately $118,000, or 0.7%, to $16,468,000 for the three months ended September 30, 2003 from $16,350,000 for the three months ended September 30, 2002. The increase in net sales was primarily due to the addition of sales under our TEKFIT stretch waistband division, for which there were no sales in the three months ended September 30, 2002. In late 2002, we created a new division under the TEKFIT brand name. This division develops and sells apparel components that utilize the patented Pro-Fit technology, including a stretch waistband sold under our exclusive supply agreement with Levi Strauss & Co. The increase in net sales was also attributable to an increase in sales from our Hong Kong subsidiary for programs related to major U.S. retailers and an increase in zipper sales under our TALON brand name to our MANAGED TRIM SOLUTION(TM) customers in Mexico and our other TALON customers in Mexico and Asia. The increase in net sales was offset by a decrease in trim-related sales from our Tlaxcala, Mexico operations under our MANAGED TRIM SOLUTION(TM) trim package program. This decrease is due in part to our efforts to decrease our reliance on our major customers and to further diversify our customer base.

         Net sales increased approximately $6,090,000, or 13.4%, to $51,558,000 for the nine months ended September 30, 2003 from $45,468,000 for the nine months ended September 30, 2002. The increase in net sales was primarily due to the addition of sales under our TEKFIT stretch waistband division, as discussed above. The increase in net sales was also attributable to an increase in sales from our Hong Kong subsidiary for programs related to major U.S. retailers and an increase in zipper sales under our Talon brand name to our MANAGED TRIM SOLUTION(TM) customers in Mexico and our other TALON customers in Mexico and Asia. The increase in net sales was partially offset by a decrease in trim-related sales from our Tlaxcala, Mexico operations under our MANAGED TRIM SOLUTION(TM) trim package program. This decrease is due in part to our efforts to decrease our reliance on our major customers and to further diversify our customer base.

         Gross profit increased approximately $304,000, or 7.7%, to $4,230,000 for the three months ended September 30, 2003 from $3,926,000 for the three months ended September 30, 2002. Gross margin as a percentage of net sales increased to approximately 25.7% for the three months ended September 30, 2003 as compared to 24.0% for the three months ended September 30, 2002. The increase in gross profit as a percentage of net sales for the three months ended September 30, 2003 was due to a change in our product mix during the current quarter, resulting in an increase in sales of products with higher gross margins.

         Gross profit increased approximately $2,457,000, or 21.3%, to $13,994,000 for the nine months ended September 30, 2003 from $11,537,000 for the nine months ended September 30, 2002. Gross margin as a percentage of net sales increased to approximately 27.1% for the nine months ended September 30, 2003 as compared to 25.4% for the nine months ended September 30, 2002. The increase in gross profit as a percentage of net sales for the nine months ended September 30, 2003 was due to a change in our product mix during the period, resulting in an increase in sales of products with higher gross margins.

         Selling expenses increased approximately $495,000, or 104.7%, to $968,000 for the three months ended September 30, 2003 from $473,000 for the three months ended September 30, 2002. As a percentage of net sales, these expenses increased to 5.9% for the three months ended September 30, 2003 compared to 2.9% for the three months ended September 30, 2002. The increase in selling expenses during the quarter was due primarily to royalty and other expenses related to our exclusive license and intellectual property rights agreement with Pro-Fit Holdings Limited incurred during the period, the addition of sales personnel in our Hong Kong facility and increased marketing efforts to promote our updated Oracle-based MANAGED TRIM SOLUTION(TM) system. We are in the process of completing an update of our MANAGED TRIM SOLUTION(TM) system which will enable us to further sell complete trim packages to new locations on a global basis. Royalty expense related to our exclusive license and intellectual property rights agreement with Pro-Fit Holdings Limited amounted to approximately $199,000 for the three months ended September 30, 2003. We pay royalties of 6% on related sales of up to $10 million, 4% of related sales from $10-20 million and 3% on related sales in excess of $20 million. There were no royalties incurred for the three months ended September 30, 2002.

         Selling expenses increased approximately $1,597,000, or 110.4%, to $3,043,000 for the nine months ended September 30, 2003 from $1,446,000 for the nine months ended September 30, 2002. As a percentage of net sales, these expenses increased to 5.9% for the nine months ended September 30, 2003 compared to 3.2% for the nine months ended September 30, 2002. The increase in selling expenses during the period was due primarily to royalty and other expenses related to our exclusive license and intellectual property rights agreement with Pro-Fit Holdings Limited incurred during the period and additional sales personnel hired in our Hong Kong facility and for our TEKFIT division. Royalty expense related to our exclusive license and intellectual property rights agreement with Pro-Fit Holdings Limited amounted to approximately $705,000 for the nine months ended September 30, 2003. There were no royalties incurred for the nine months ended September 30, 2002.

         General and administrative expenses increased approximately $182,000, or 6.9%, to $2,831,000 for the three months ended September 30, 2003 from $2,649,000 for the three months ended September 30, 2002. The increase in these expenses was due primarily to expenses incurred related to our exclusive waistband license agreement and the amortization of intangible assets incurred as a result of the exclusive waistband technology license rights we acquired in April 2002. In addition, we incurred approximately $156,000 of non-recurring severance costs during the three months ended September 30, 2003 related to the reduction of our workforce in certain divisions. As a percentage of net sales, these expenses increased to 17.2% for the three months ended September 30, 2003 compared to 16.2% for the three months ended September 30, 2002, because the rate of increase in net sales did not exceed that of general and administrative expenses.

         General and administrative expenses increased approximately $1,224,000, or 16.9%, to $8,470,000 for the nine months ended September 30, 2003 from $7,246,000 for the nine months ended September 30, 2002. The increase in these expenses was due primarily to expenses incurred related to our exclusive waistband license agreement, the amortization of intangible assets incurred as a result of the exclusive waistband technology license rights we acquired in April 2002 and the relocation of our Hong Kong office during the year. In addition, we incurred approximately $249,000 of non-recurring severance costs during the three months ended September 30, 2003 related to the reduction of our workforce in certain divisions. As a percentage of net sales, these expenses increased to 16.4% for the nine months ended September 30, 2003 compared to 15.9% for the nine months ended September 30, 2002, because the rate of increase in net sales did not exceed that of general and administrative expenses.

         Interest expense decreased approximately $38,000, or 11.0%, to $307,000 for the three months ended September 30, 2003 from $345,000 for the three months ended September 30, 2002. Borrowings under our UPS Capital credit facility decreased during the quarter ended September 30, 2003 due to proceeds received from our private placement transaction in which we raised approximately $6 million from the sale of common stock.

         Interest expense increased approximately $58,000, or 6.4%, to $971,000 for the nine months ended September 30, 2003 from $913,000 for the nine months ended September 30, 2002. Borrowings under our UPS Capital credit facility increased during the period ended September 30, 2003 due to increased sales and expanded operations in Mexico, the Dominican Republic and Asia. The additional borrowings during the period were offset by the application of the proceeds from our private placement transaction in which we raised approximately $6 million in May 2003.

         The provision for income taxes for the three months ended September 30, 2003 amounted to approximately $29,000 compared to $115,000 for the three months ended September 30, 2002. Income taxes decreased for the three months ended September 30, 2003 primarily due to decreased taxable income.

         The provision for income taxes for the nine months ended September 30, 2003 amounted to approximately $306,000 compared to $488,000 for the nine months ended September 30, 2002. Income taxes decreased for the nine months ended September 30, 2003 primarily due to decreased taxable income.

         Net income was approximately $95,000 for the three months ended September 30, 2003 as compared to net income of $344,000 for the three months ended September 30, 2002, due primarily to increases in selling and general and administrative expenses, offset by an increase in net sales and gross margin, as discussed above.

         Net income was approximately $1,205,000 for the nine months ended September 30, 2003 as compared to net income of $1,444,000 for the nine months ended September 30, 2002, due primarily to increases in selling and general and administrative expenses, offset by an increase in net sales and gross margin, as discussed above.

         Preferred stock dividends amounted to approximately $50,000 for the three months ended September 30, 2003 as compared to $47,000 for the three months ended September 30, 2002. Preferred stock dividends represent earned dividends at 6% of the stated value per annum of the Series C convertible redeemable preferred stock. Net income available to common stockholders amounted to $45,000 for the three months ended September 30, 2003 compared to $297,000 for the three months ended September 30, 2002. Basic and diluted earnings per share were $0.00 for the three months ended September 30, 2003. Basic and diluted earnings per share were $0.03 for the three months ended September 30, 2002.

         Preferred stock dividends amounted to approximately $144,000 for the nine months ended September 30, 2003 as compared to $137,100 for the nine months ended September 30, 2002. Preferred stock dividends represent earned dividends at 6% of the stated value per annum of the Series C convertible redeemable preferred stock. Net income available to common stockholders amounted to $1,061,000 for the nine months ended September 30, 2003 compared to $1,307,000 for the nine months ended September 30, 2002 and basic and diluted earnings per share were $0.10 for the nine months ended September 30, 2003. Basic and diluted earnings per share were $0.14 for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES AND RELATED PARTY TRANSACTIONS

         Cash and cash equivalents increased to $288,000 at September 30, 2003 from $285,000 at December 31, 2002. The increase resulted from $17,000 and $2,316,000 of cash provided by operating and financing activities, respectively, offset by $2,330,000 of cash used in investing activities.

         Net cash provided by operating activities was approximately $17,000 for the nine months ended September 30, 2003 and net cash used in operating activities was $6,078,000 for the nine months ended September 30, 2002. Cash provided by operating activities for the nine months ended September 30, 2003 resulted primarily from increases in accounts payable and accrued expenses, income taxes payable and net income, which was offset primarily by increases in receivables and prepaid expenses. The increase in accounts receivable during the period was due primarily to increased sales during 2003 and slower customer collections. Cash used in operating activities for the nine months ended September 30, 2002 resulted primarily from increases in inventories and accounts receivable, which was partially offset by increases in accounts payable and accrued expenses, deferred revenue and net income.

         Net cash used in investing activities was approximately $2,330,000 and $438,000 for the nine months ended September 30, 2003 and 2002, respectively. Net cash used in investing activities for the nine months ended September 30, 2003 consisted primarily of capital expenditures for equipment related to the exclusive supply agreement we entered into with Levi Strauss & Co. and the purchase of additional TALON zipper equipment. During the period, we also purchased computer equipment and software for the implementation of a new Oracle-based computer system. This purchase was treated as a non-cash capital lease obligation. Net cash used in investing activities for the nine months ended September 30, 2002 consisted primarily of capital expenditures for machinery and equipment.

         Net cash provided by financing activities was approximately $2,316,000 and $6,710,000 for the nine months ended September 30, 2003 and 2002, respectively. Net cash provided by financing activities for the nine months ended September 30, 2003 primarily reflects funds raised from private placement transactions, offset by the repayment of notes payable and decreased borrowings under our credit facility. Net cash provided by financing activities for the nine months ended September 30, 2002 primarily reflects increased borrowings under our credit facility and funds raised from private placement transactions, offset by the repayment of notes payable.

         We currently satisfy our working capital requirements primarily through cash flows generated from operations and borrowings under our credit facility with UPS Capital. Our maximum availability under the credit facility is $20 million, although historically we have been unable to borrow up to this maximum amount due to borrowing restrictions under our credit facility. At September 30, 2003 and 2002, outstanding borrowings under our UPS Capital credit facility, including amounts borrowed under the foreign factoring agreement, amounted to approximately $13,265,000 and $15,688,000, respectively. There were no open letters of credit under our UPS Capital credit facility at September 30, 2003. Open letters of credit amounted to approximately $1,080,000 at September 30, 2002.

         The initial term of our agreement with UPS Capital is three years and the facility is secured by substantially all of our assets. The interest rate of the credit facility is at the prime rate plus 2%. The credit facility requires that we comply with certain financial covenants including net worth, fixed charge ratio and capital expenditures. We were in compliance with all financial covenants at September 30, 2003. The amount we can borrow under the credit facility is determined based on a defined borrowing base formula related to eligible accounts receivable and inventories. Our borrowing base availability ranged from approximately $14,801,000 to $18,829,000 from October 1, 2002 to September 30, 2003. A significant decrease in eligible accounts receivable and inventories due to customer concentration levels and the aging of inventories, among other factors, can have an adverse effect on our borrowing capabilities under our credit facility, which thereafter, may not be adequate to satisfy our working capital requirements. Eligible accounts receivable are reduced if our accounts receivable customer balances are concentrated with a particular customer  in excess of the  percentages  allowed  under our  agreement  with UPS
Capital. From time to time, we may be in an overadvance position due to borrowing base constraints under our credit facility related to customer concentration levels and other reductions in eligible collateral. We were in an overadvance position as of the date of this report. UPS Capital has accommodated us in these periods of overadvance. There can be no assurance, however, that UPS Capital will continue to accommodate us in the future. In addition, we have typically experienced seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers. During these quarters, borrowing availability under our credit facility may decrease as a result of decreases in eligible accounts receivables generated from our sales. As a result of our concentration of business with Tarrant Apparel Group and Azteca Production International, our eligible receivables have been limited under the UPS Capital facility over the past year. If our business becomes further dependant on one or a limited number of customers or if we experience future significant seasonal reductions in receivables, our availability under the UPS Capital credit facility would be correspondingly reduced. If this were to occur, we would be required to seek additional financing which may not be available on attractive terms and, if such financing is unavailable, we may be unable to meet our working capital requirements.

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

         Pursuant to the terms of a foreign factoring agreement under our UPS Capital credit facility, UPS Capital purchases our eligible accounts receivable and assumes the credit risk with respect to those foreign accounts for which UPS Capital has given its prior approval. If UPS Capital does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable under our credit facility. Included in due from factor as of September 30, 2003 and 2002, are trade accounts receivable factored without recourse of approximately $117,000 and $552,000, respectively. Included in due from factor are outstanding advances due to UPS Capital under this factoring arrangement amounting to approximately $100,000 and $469,000 at September 30, 2003 and 2002, respectively.

         Pursuant to the terms of a factoring agreement for our Hong Kong subsidiary, Tag-It Pacific Limited, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 80% of eligible accounts receivable. Interest is charged at 1.5% over the Hong Kong Dollar prime rate. As of September 30, 2003 and 2002, the amount factored with recourse and included in trade accounts receivable was approximately $260,000 and $223,000. Outstanding advances as of September 30, 2003 and 2002 amounted to approximately $213,000 and $118,000, respectively, and are included in the line of credit balance.

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

         As of September 30, 2003 and 2002, we had outstanding related-party debt of approximately $850,000 at interest rates ranging from 7% to 11%, and additional non-related-party debt of $25,200 at an interest rate of 10%. The majority of related-party debt is due on demand, with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment. On October 4, 2002, we entered into a note payable agreement with a related party in the amount of $500,000 to fund additional working capital requirements. The note payable was unsecured, due on demand, accrued interest at 4% and was subordinated to UPS Capital. This note was re-paid on February 28, 2003.

         Our receivables increased to $23,022,000 at September 30, 2003 from $20,872,000 at September 30, 2002. This increase was due to increased non-related trade receivables of approximately $2.1 million resulting from increased sales to non-related parties during the period.

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

         Included in inventories at September 30, 2003 are inventories of approximately $9.2 million that are subject to buyback arrangements with Levi Strauss & Co., Tarrant Apparel Group, Azteca Production International and other customers. The buyback arrangements contain provisions related to the inventory purchased on behalf of these customers. In the event that inventories remain with us in excess of six to nine months from our receipt of the goods from our vendors or the termination of production of a customer's product line related to the inventories, the customer is required to purchase the inventories from us under normal invoice and selling terms. During the nine months ended September 30, 2003, we sold approximately $2.4 million in inventory to Tarrant Apparel Group and Azteca Production International pursuant to these buyback arrangements. If the financial condition of Tarrant Apparel Group and Azteca Production International were to deteriorate, resulting in an impairment of their ability to purchase inventories or pay receivables, it may have an adverse affect on our results of operations.

         We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and available financing will be sufficient to fund our minimum working capital and capital expenditure needs for the next twelve months. In May 2003, we raised approximately $6 million in a private placement transaction with five institutional investors. Net proceeds received from the private placement amounted to approximately $5.5 million. As of September 30, 2003, we have applied the proceeds against vendor payables, equipment purchases and other working capital requirements. We expect to receive quarterly cash payments of a minimum of $1.25 million under our supply agreement with Levi Strauss & Co. through August 2004. We also received additional funds of $900,000 in February 2003 pursuant to the remaining commitment due under the stock warrant and purchase agreement we entered into with a related party private investor. We used a portion of these funds to repay a subordinated note payable to this related party private investor of $500,000 in February 2003. The extent of our future capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of future acquisitions, our borrowing base availability limitations related to eligible accounts receivable and inventories and our expansion into foreign markets. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we will need to raise additional debt or equity financing in order to provide for our operations. We are continually evaluating various financing strategies to be used to expand our business and fund future growth or acquisitions. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. If we are unable to secure additional financing, we may not be able to execute our plans for expansion, including expansion into foreign markets to promote our TALON brand tradename, and we may need to implement additional cost savings initiatives.

         Our need for additional long-term financing includes the integration and expansion of our operations to exploit our rights under our TALON trade name, the expansion of our operations in the Asian and Caribbean markets and the further development of our waistband technology.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at September 30, 2003 and the effects such obligations are expected to have on liquidity and cash flow in future periods:


                                                  Payments Due by Period
                             --------------------------------------------------------------------
                                            Less than        1-3           4-5          After
 Contractual Obligations         Total       1 Year         Years         Years        5 Years
--------------------------   -----------   -----------   -----------   -----------   ------------
Subordinated notes payable   $ 2,900,000   $ 1,200,000   $ 1,700,000   $      --     $      --
Capital lease obligations    $ 1,345,110   $   562,330   $   782,780   $      --     $      --
Subordinated notes payable
    to related parties(1)    $   849,971   $   849,971   $      --     $      --     $      --
Operating leases .........   $ 1,251,565   $   534,542   $   714,661   $     2,362   $      --
Line of credit ...........   $13,265,244   $13,265,244   $      --     $      --     $      --
Note payable .............   $    25,200   $    25,200   $      --     $      --     $      --
Royalty Payments .........   $   453,460   $      --     $   453,460   $      --     $      --
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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for the hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The adoption of SFAS 149 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003 for public companies. The Company adopted SFAS 150 on July 1, 2003 and the adoption of this statement had no material impact on its financial statements.

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

         IF WE LOSE OUR LARGEST CUSTOMERS OR THEY FAIL TO PURCHASE AT ANTICIPATED LEVELS, OUR SALES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED. Our largest customer, Tarrant Apparel Group, accounted for approximately 41.5% and 42.3% of our net sales, on a consolidated basis, for the years ended December 31, 2002 and 2001, and 22.5% of our total sales for the nine months ended September 30, 2003. In December 2000, we entered into an exclusive supply agreement with Azteca Production International, AZT International SA D RL, and Commerce Investment Group, LLC that provides for a minimum of $10,000,000 in total annual purchases by Azteca Production International and its affiliates during each year of the three-year term of the agreement. Azteca Production International is required to purchase from us only if we are able to provide trim products on a competitive basis in terms of price and quality.

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

         CONCENTRATION OF RECEIVABLES FROM OUR LARGEST CUSTOMERS MAKES RECEIVABLE BASED FINANCING DIFFICULT AND INCREASES THE RISK THAT IF OUR LARGEST CUSTOMERS FAIL TO PAY US, OUR CASH FLOW WOULD BE SEVERELY AFFECTED. Our business relies heavily on a relatively small number of customers, including Levi Strauss & Co., Tarrant Apparel Group and Azteca Production International. This concentration of our business reduces the amount we can borrow from our lenders under receivables based financing agreements. Under our credit agreement with UPS Capital, for instance, if accounts receivable due us from a particular customer exceed a specified percentage of the total eligible accounts receivable against which we can borrower, UPS Capital will not lend against the receivables that exceed the specified percentage. In addition, Gerard Guez, the founder, Chairman and Chief Executive Officer, and a significant stockholder of Tarrant Apparel Group and Hubert Guez, the founder, Chief Executive Officer and President, and a significant stockholder of Azteca Production International, are brothers. This relationship between our two largest customers further concentrates our receivables risk significantly among this family group. Further, if we are unable to collect any large receivables due us, our cash flow would be severely impacted.

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

         INTERNET-BASED SYSTEMS THAT HOST OUR MANAGED TRIM SOLUTION(TM) MAY EXPERIENCE DISRUPTIONS AND AS A RESULT WE MAY LOSE REVENUES AND CUSTOMERS. Our Managed Trim Solution(TM) is an Internet-based business-to-business e-commerce system. To the extent that we fail to adequately continue to update and maintain the hardware and software implementing the Managed Trim Solution(TM), our customers mAY experience interruptions in service due to defects in our hardware or our source code. In addition, since our Managed Trim Solution(TM) is Internet-based, interruptions in Internet service generally can negatively impact our customers' ability to use the Managed Trim Solution(TM) to monitor and manage various aspects of their trim needs. Such defects or interruptions could result in lost revenues aND lost customers.

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

         We are also exposed to the impact of interest rate changes on our outstanding borrowings. At September 30, 2003, we had approximately $17.0 million of indebtedness subject to interest rate fluctuations. These fluctuations may increase our interest expense and decrease our cash flows from time to time. For example, based on average bank borrowings of $10 million during a three-month period, if the interest rate indices on which our bank borrowing rates are based were to increase 100 basis points in the three-month period, interest incurred would increase and cash flows would decrease by $25,000.

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

         As of September 30, 2003, the end of the period covered by this report, members of the Company's management, including the Company's Chief Executive Officer, Colin Dyne, and Chief Financial Officer, Ronda Sallmen, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, Mr. Dyne and Ms. Sallmen concluded that the Company's disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its SEC disclosure obligations.

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

         (b)      Reports on Form 8-K:

                  Current Report on Form 8-K, reporting Items 7 and 12, as filed on August 18, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 2003                     TAG-IT PACIFIC, INC.


                                             /S/  RONDA SALLMEN
                                             -----------------------------------
                                             By:      Ronda Sallmen
                                             Its:     Chief Financial Officer