Form 10-K
period 2003-12-31
TAG IT PACIFIC INC
filed 2004-03-30
CIK 1047881

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

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

         At  June  30,  2003  the  aggregate  market  value  of the  voting  and non-voting common stock held by non-affiliates of the registrant was $46,426,706. At March 23, 2004 the issuer had 18,035,316 shares of Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the issuer's proxy statement with respect to its 2004 annual meeting of stockholders are incorporated by reference into Part III of this report.


================================================================================

                              TAG-IT PACIFIC, INC.
                               INDEX TO FORM 10-K

PART I                                                                      Page

Item 1.       Business..................................................       1

Item 2.       Properties................................................       7

Item 3.       Legal Proceedings.........................................       7

Item 4.       Submission of Matters to a Vote of Security Holders.......       7

PART II

Item 5.       Market for Registrant's Common Equity, Related
                Stockholder Matters and Issuer Purchases of Equity......       7

Item 6.       Selected Financial Data...................................      11

Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................      12

Item 7A.      Quantitative and Qualitative Disclosures about
                Market Risk ............................................      29

Item 8.       Financial Statements and Supplementary Data:

              Report of Independent Certified Public Accountants........      32

              Consolidated Balance Sheets...............................      33

              Consolidated Statements of Operations.....................      34

              Consolidated Statements of Stockholders' Equity and
                Convertible Redeemable Preferred Stock..................      35

              Consolidated Statements of Cash Flows.....................      36

              Notes to Consolidated Financial Statements................      37

              Independent Certified Public Accountants' Report
                on Schedule II..........................................      63

              Schedule II - Valuation and Qualifying Accounts
                and Reserves............................................      64

Item 9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.....................      65

Item 9A.      Controls and Procedures...................................      65

PART III

Item 10.      Directors and Executive Officers of the Registrant........      65

Item 11.      Executive Compensation....................................      65

Item 12.      Security Ownership of Certain Beneficial Owners
                and Management and Related Shareholder Matters.........       65

Item 13.      Certain Relationships and Related Transactions............      65

Item 14.      Principal Accountant Fees and Services....................      66

PART IV

Item 15.      Exhibits, Financial Statement Schedules and
                Reports on Form 8-K.....................................      66

                                     PART I

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as "believes", "intends", "expects", "anticipates", "plans", "may", "will" and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections of the report. All forward-looking statements, including, but not limited to, projections or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, international businesses, competitive position, adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the success of our product offerings, our ability to expand our customer base, and all other risks described below in the section entitled "Cautionary Statements and Risk Factors" appearing in "Management's Discussion and Analysis of Financial Condition and Risk of Operations" and elsewhere in this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

ITEM 1.  BUSINESS

GENERAL

         Tag-It Pacific, Inc. is an apparel company that specializes in the distribution of a full range of trim items to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We act as a full service outsourced trim management department for manufacturers of fashion apparel such as Abercrombie & Fitch, Tarrant Apparel Group, Kentucky Apparel and Azteca Production International. We also serve as a specified supplier of trim items to owners of specific brands, brand licensees and retailers, including Abercrombie & Fitch, Levi Strauss & Co., Express, The Limited, Lerner and Miller's Outpost, among others. In addition, we distribute zippers under our TALON brand name to manufacturers for apparel brands and retailers such as Levi Strauss & Co., Wal-Mart, JC Penny and Tropical Sportswear, among others. In 2002, we created a new division under the TEKFIT brand name. This division develops and sells apparel components that utilize the patented Pro-Fit technology, including a stretch waistband. We market these products to the same customers targeted by our MANAGED TRIM SOLUTION and TALON zipper divisions.

         We were incorporated in Delaware in September 1997. We were formed to serve as the parent holding company of Tag-It, Inc., a California corporation, Tag-It Printing & Packaging Ltd., which changed its name in 1999 to Tag-It Pacific (HK) LTD, a BVI corporation, Tagit de Mexico, S.A. de C.V., A.G.S. Stationery, Inc., a California corporation, and Pacific Trim & Belt, Inc., a California corporation. All of these companies were consolidated under a parent limited liability company in October 1997. These companies became our wholly owned subsidiaries immediately prior to the effective date of our initial public offering in January 1998. In 2000, we formed two wholly owned subsidiaries of Tag-It Pacific, Inc: Tag-It Pacific Limited, a Hong Kong corporation, and Talon International, Inc., a Delaware corporation. Our website is www.tagitpacific.com.

BUSINESS SUMMARY

         We have positioned ourselves as a fully integrated single-source supplier of a full range of trim items for manufacturers of fashion apparel. Our business focuses on servicing all of the trim requirements of our customers at the manufacturing and retail brand level of the fashion apparel industry. Trim items include thread, zippers, stretch waistbands, labels, buttons, rivets, printed marketing material, polybags, packing cartons, and hangers. Trim items comprise a relatively small part of the cost of most apparel products but comprise the vast majority of components necessary to fabricate a typical apparel product. We offer customers what we call our MANAGED TRIM SOLUTION, which is an Internet-based supply-chain management system covering the complete management of development, ordering, production, inventory management and just-in-time distribution of their trim and packaging requirements. Traditionally, manufacturers of apparel products have been required to operate their own apparel trim departments, requiring the manufacturer to maintain a significant amount of infrastructure to coordinate the buying of trim products from a large number of vendors. By acting as a single source provider of a full range of trim items, we allow manufacturers using our MANAGED TRIM SOLUTION to eliminate the added infrastructure, trim inventory positions, overhead costs and inefficiencies created by in-house trim departments that deal with a large number of vendors for the procurement of trim items. We also seek to leverage our position as a single source supplier of trim items as well as our extensive expertise in the field of trim distribution and procurement to more efficiently manage the trim assembly process resulting in faster delivery times and fewer production delays for our manufacturing customers. Our MANAGED TRIM SOLUTION also helps to eliminate a manufacturer's need to maintain a trim purchasing and logistics department.

         We distribute zippers under our TALON trademark and trade names to apparel brands and manufacturers. TALON is a 100-year-old brand, which is well known for quality and product innovation. TALON was the original pioneer of the formed wire metal zipper for the jeans industry and is a specified zipper brand for manufacturers in the sportswear and outerwear markets. We have introduced a completely revised high quality line of zippers, broadened distribution to Asia, Mexico and Central America, negotiated with new distributors and initiated a new sales and marketing effort for this brand. TALON is promoted both within our trim packages, as well as a stand-alone product line. TALON enjoys tremendous brand recognition and brand equity in the apparel industry worldwide.

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

         We have assembled a team of sales representatives, program managers, creative design personnel and global production and distribution coordinators at our facilities located in the United States, Mexico, Hong Kong and the Caribbean. We plan to continue to expand operations in Hong Kong, Central America and the Caribbean to take advantage of the large apparel manufacturing markets in these regions. We believe our marketing strategy and international distribution operations will enable us to take advantage of and address the increasingly complicated requirements of the large and expanding demand for complete trim packages.

         A significant portion of a typical trim package is comprised of zippers and thread. In order to secure a stable high-quality source of supply for thread products, we entered into a supply and co-marketing agreement with Coats America, an affiliate of Coats, plc, which is a leading thread company in the apparel industry and operates in more than 65 countries worldwide. The supply and co-marketing agreement was accompanied by an equity investment by Coats North America Consolidated, Inc., also an affiliate of Coats, plc, in the amount of $3 million. Pursuant to the supply and co-marketing agreement, we have agreed to exclusively promote Coats brand thread in our trim packages.

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

         The upcoming launch of TRIMNET, our Oracle based e-sourcing system will allow us to seamlessly supply complete trim packages to apparel brands, retailers and manufacturers around the world, greatly expanding upon our success in offering complete trim packages to customers in Mexico over the past several years. TRIMNET is an upgrade of our MANAGED TRIM SOLUTION software and will allow us to provide additional services to customers on a global platform.

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

         TALON BRAND ZIPPERS. We offer a full line of metal and synthetic zippers bearing the TALON brand name. TALON zippers are used primarily by manufacturers in the apparel industry and are distributed through our distribution facilities in the United States, Mexico and Hong Kong. In addition, we are negotiating with distributors that service local apparel manufacturing regions in the United States and overseas. We offer manufacturers technologically advanced equipment for efficiently handling TALON zippers and applying them into garments. The branded apparel zipper market is dominated by one company; YKK (R). We are positioning TALON to be a viable alternative to YKK
(R), and to capture an increased market share position. We also plan to leverage the brand equity in the TALON name by branding other products in our line with the TALON name.

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

DESIGN AND DEVELOPMENT

         We have assembled an in-house creative team to produce products with innovative technology and designs that we believe distinguish our products from those of our competitors. We support our skills and expertise in material procurement and product-manufacturing coordination with product technology and designs intended to meet fashion demands, as well as functional and cost parameters. Many specialty design companies with which we compete have limited sourcing or manufacturing experience. These companies create designs that often cannot be implemented due to difficulties in the manufacturing process, the expenses of required materials, or a lack of functionality in the resulting product. We attempt to design products to function within the limitations imposed by the applicable manufacturing framework. Using our manufacturing and sourcing experience, we attempt to minimize the time-consuming delays that often arise in coordinating the efforts of independent design houses and manufacturing facilities. By supporting our material procurement and product manufacturing services with design services, we believe that we reduce development and production costs and deliver products to our customers sooner than many of our competitors. Our development costs are low, most of which are borne by our customers. Our design teams are based out of our California and Hong Kong facilities, including our design team related to our TEKFIT division.

CUSTOMERS

         We have more than 300 customers. Our customers include well-known apparel manufacturers, such as Levi Strauss & Co., Abercrombie & Fitch, The Limited Group, Tarrant Apparel Group, Kentucky Apparel, Azteca Production International, VF Corporation and Tropical Sportswear, among others. Our customers also include contractors for specialty retailers such as Miller's Outpost and mass merchant retailers such as Wal-Mart.

         In July 2002, we entered into an exclusive supply contract with Levi Strauss & Co. Under the terms of the supply agreement, Levi Strauss & Co. has agreed to purchase a minimum of $10 million of stretch waistbands, various other trim products, garment components and services over the two-year term of the agreement. Levi Strauss & Co. also appointed TALON as an approved zipper supplier.

SALES AND MARKETING

         We sell our principal products through our own sales force based in Los Angeles, various other cities in the United States, Hong Kong and Mexico. We also employ customer service representatives who are assigned to key customers and provide in-house customer service support. Our senior executives have developed relationships with our major customers at senior levels. These executives actively participate in marketing and sales functions and the development of our overall marketing and sales strategies. When we become the outsourcing vendor for a customer's packaging or trim requirements, we position ourselves as if we are an in-house department of the customer's trim procurement operation.

         A significant portion of our sales is to customers based in the United States. For the year ended December 31, 2003, sales to United States based customers for shipments to production facilities in Mexico, Asia and the Dominican Republic accounted for 44.7%, 19.1% and 23.9%, of our revenues, respectively. We also market our products to customers in Mexico, Asia, the Caribbean basin and Central America.

SOURCING AND ASSEMBLY

         We have developed expertise in identifying the best materials, prices and vendors for particular products and raw materials. This expertise enables us to produce a broad range of packaging and trim products at various price points. The majority of products that we procure and distribute are purchased on a finished good basis. Raw materials, including paper products and metals used to manufacture zippers, used in the assembly of our trim kits are available from numerous sources and are in adequate supply. We purchase products from several qualified material suppliers, including Coats North America and its affiliates which accounted for 19.3% of our purchases in 2003.

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

         Through our Hong Kong facility, we distribute TALON zippers, trim items and apparel packaging and coordinate the manufacture and distribution of the full range of our products. Our Hong Kong facility supplies several significant packaging programs, services customers located in Asia and the Pacific Rim and sources products for our Los Angeles and Mexico based operations.

INTELLECTUAL PROPERTY RIGHTS AND LICENSES

         We have trademarks as well as copyrights, software copyrights and trade names for which we rely on common law protection, including the TALON trademark. Several of our other trademarks are the subject of applications for federal trademark protection through registration with the United States Patent and Trademark Office, including "Tag-It", "Managed Trim Solution" and "TekFit". We also rely on our Exclusive License and Intellectual Property Rights agreement with Pro-Fit Holdings Limited to sell our TEKFIT Stretch waistbands. The agreement gives us the exclusive rights to sell or sublicense stretch waistbands manufactured under the patented technology developed by Pro-Fit for garments manufactured anywhere in the world for the U.S. market and all U.S. brands, for an indefinite term that extends for the duration of the patent and trade secrets licensed under the agreement.

SEASONALITY

         We typically experience seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers. The apparel industry typically experiences higher sales volume in the second quarter in preparation for back-to-school purchases, and the third quarter in preparation for year-end holiday purchases.

INVENTORIES

         In order to meet the rapid delivery requirements of our MANAGED TRIM SOLUTION customers, we are required to carry a substantial amount of inventory on their behalf. Included in inventories at December 31, 2003 are inventories that are subject to buyback arrangements with these customers. The buyback arrangements contain provisions related to the inventory purchased on behalf of these customers. In the event that inventories remain with us in excess of six to nine months from our receipt of the goods from our vendors or the termination of production of a customer's product line related to the inventories, the customer is required to purchase the inventories from us under normal invoice and selling terms.

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

SEGMENT INFORMATION

         We operate primarily in one industry segment, the distribution of a full range of apparel trim products to manufacturers of fashion apparel, specialty retailers and mass merchandisers. For information regarding the revenues and assets associated with our geographic segments, see Note 15 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which is incorporated herein by reference.

INTERNATIONAL

         We sell the majority of our products to U.S. based brands, retailers and manufacturers. The majority of these customers produce their products or contract out the production of their products in manufacturing facilities located outside of the U.S., primarily in Mexico, Asia, the Dominican Republic and Central America.

         A summary of our domestic and international net revenue and long-lived assets is set forth in Note 15 of the Notes to the Consolidated Financial Statements in Item 8 of this Report, which is incorporated herein by reference. Approximately 88% of our overall net revenue came from sales to U.S. based or contract manufacturers' facilities located outside of the United States during the year ended December 31, 2003.

         For a discussion of risks attendant to our foreign operations, see "IF WE EXPERIENCE DISRUPTIONS AT ANY OF OUR FOREIGN FACILITIES, WE WILL NOT BE ABLE TO MEET OUR OBLIGATIONS AND MAY LOSE SALES AND CUSTOMERS.", under Cautionary Statements and Risk Factors, in Item 7 of this Report, "Quantitative and Qualitative Disclosure about Market Risk" in Item 7A of this Report and Note 15 of the Notes to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

EMPLOYEES

         As of December 31, 2003, we had approximately 188 full-time employees, with approximately 45 employees in Los Angeles, 9 employees in North Carolina, 10 employees in various other cities, 30 employees in Hong Kong, 8 employees in the Dominican Republic and 86 employees in Tlaxcala, Mexico. Our labor forces in the United States and Hong Kong are non-union. The employees at our Mexico facility are represented by a collective bargaining unit, the Federacion De Trabajadores Del Estado de Tlaxcala. We believe that we have satisfactory employee and labor relations.

ITEM 2.  PROPERTIES

         Our headquarters is located in Woodland Hills, California, where we lease approximately 8,800 square feet of administrative and product development space. In addition to our Woodland Hills facility, we lease 2,500 square feet of warehouse space in Gardena, California, 2,175 square feet of office space in Goleta, California, 168 square feet of office space in Columbus, Ohio, 54,000 square feet of warehouse space in Gastonia, North Carolina, 17,000 square feet of warehouse space in Dallas, North Carolina, 5,900 square feet of office and warehouse space in Kwun Tong, Hong Kong, 4,100 square feet of warehouse space in Santiago, Dominican Republic, and 22,000 square feet of warehouse, distribution and administration space in Tlaxcala, Mexico.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK

         Tag-It Pacific's Common Stock is traded on the American Stock Exchange under the symbol "TAG". The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the American Stock Exchange.

                                                            HIGH            LOW
                                                            ----            ---
         YEAR ENDED DECEMBER 31, 2002
              First Quarter......................         $  3.99        $  3.50
              Second Quarter.....................            4.24           3.45
              Third Quarter......................            4.20           3.60
              Fourth Quarter.....................            3.99           3.40

         YEAR ENDED DECEMBER 31, 2003
              First Quarter......................         $  3.79        $  3.50
              Second Quarter.....................            5.80           3.50
              Third Quarter......................            6.20           4.15
              Fourth Quarter.....................            5.25           4.39

         On March 19, 2004, the closing sales price of our Common Stock as reported on the American Stock Exchange was $5.84 per share. As of March 19, 2004, there were 69 record holders of our Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

CONVERTIBLE PREFERRED STOCK FINANCING

         In December 2003, we sold shares of our Series D Convertible Preferred Stock to the following investors: Apogee Fund, L.P.; Atlas Capital (Q.P.) L.P.; Atlas Capital Management Master Fund, Ltd.; George L. Ball; Bellfield Capital Partners, L.P.; Bonanza Master Fund, Ltd; Rodger A. Clemens, Special Retirement Account; Richard Perlman; B.L. Corley, Jr.; Flyline Holdings, Ltd.; John H. Gray; Incline Capital, L.P.; Tom and Nancy Juda Living Trust; Richard D. Kinder; Robert Larry Kinney; Luke J. Drury Non-Exempt Trust; Mark J. Drury Non-Exempt Trust; Matthew J. Drury Non-Exempt Trust; Michaelyn J. Drury Non-Exempt Trust; Tanya Drury; John S. Lemak; Ben T. Morris; John I. Mundy; Pequot Navigator Offshore Fund Inc.; Pequot Navigator Onshore Fund LP; Pequot Scout Fund, LP; The Pinnacle Fund, L.P.; Precept Capital Master Fund, G.P.; James Price; Portside Growth and Opportunity Fund; RAM Trading, Ltd.; David May; Nolan Ryan; Brad D. Sanders; Bret D. Sanders; Christine M. Sanders; Don A. Sanders; Katherine U. Sanders; Laura K. Sanders; Sanders Opportunity Fund, L.P.; Sanders Opportunity Fund (Institutional), L.P.; Sandor Capital Master Fund, L.P.; Grant E. Sims and Patricia Sims; Southwell Partners, L.P.; Susan Sanders Todd; Paul Tate & Laura
M. Tate TIC; Walker Smith Capital Master Fund; Walker Smith International Fund, Ltd.; Don Weir and Julie Ellen Weir; Eric Glen Weir; Lisa Dawn Weir; Westpark Capital, L.P.; WS Opportunity Fund International, Ltd.; and WS Opportunity Master Fund. Pursuant to the terms of the subscription agreements, we sold to the investors an aggregate of 572,818 shares of our Series D Convertible Preferred Stock at a price per share of $44.00 for gross proceeds to us of approximately $25,200,000 before commissions and expenses. Except as required by law, the preferred shares had no voting rights. Commencing June 1, 2004, each preferred share would have begun to accrue a quarterly dividend of $0.55 (as adjusted for stock dividends, combinations, splits or similar events), payable March 31, June 30, September 30, and December 31 of each year with the first payment due September 30, 2004. In the event of a liquidation, dissolution or winding-up of the Company, the preferred shares would have been entitled to receive, prior to any distribution on the common stock, a distribution equal to $44.00 per preferred share (as adjusted for stock dividends, combinations, splits or similar events) plus all accrued and unpaid dividends.

         At a special meeting of stockholders on February 11, 2004, our stockholders approved the issuance of 5,728,180 shares of our common stock upon conversion of the Series D Convertible Preferred Stock held by the investors. At the conclusion of this meeting, each preferred share automatically converted into 10 shares of our common stock, for an aggregate of 5,728,180 shares of common stock.

         Sanders Morris Harris Inc. acted as placement agent in connection with the December 2003 private placement financing transaction. For their services as placement agent, we paid Sanders Morris Harris Inc. a fee equal to 7.5%, or approximately $1,890,000, of our gross proceeds from the financing. We also paid for the out-of-pocket expenses incurred by Sanders Morris Harris Inc. of $45,000. In addition, we issued to Sanders Morris Harris Inc. a warrant to purchase 572,818 shares of our common stock at an exercise price of $4.74 per share. The warrant has a term of 5 years, and vests and becomes exercisable in full on June 18, 2004.

         Pursuant to the purchase agreements, each of the recipients of the securities represented, and we reasonably believed, that such recipient (i) was acquiring the securities for his or its own account with the present intention of holding such securities for investment purposes only and not with a view to, or for sale in connection with, any distribution of such securities (other than a distribution in compliance with all applicable federal and state securities laws); (ii) was an experienced and sophisticated investor and has such knowledge and experience in financial and business matters that it is capable of evaluating the relative merits and the risks of an investment in the securities and of protecting his or its own interests in connection with the transaction; (iii) was willing to bear and was capable of bearing the economic risk of an investment in the securities; and
(iv) was an "accredited investor" as that term is defined under Rule 501(a)(8) of Regulation D promulgated by the Securities Exchange Commission under the Securities Act of 1933. Each of the certificates representing the securities contained a customary legend restricting resale of the securities. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 (in accordance with Rule 506 of Regulation D) as a transaction not involving any public offering.

STOCK GRANT AGREEMENTS

         Pursuant to Stock Grant Agreements between us and Herman Roup, dated December 1, 2001, January 1, 2002 and July 17, 2002, we issued to Mr. Roup an aggregate of 42,000 shares of common stock during the year ended December 31, 2003 and 20,500 shares of common stock in 2004 for services provided to the Company. Pursuant to the agreements, Mr. Roup represented, and we reasonably believed, that he (i) was acquiring the securities for his or its own account with the present intention of holding such securities for investment purposes only and not with a view to, or for sale in connection with, any distribution of such securities (other than a distribution in compliance with all applicable federal and state securities laws); (ii) was an experienced and sophisticated investor and has such knowledge and experience in financial and business matters that it is capable of evaluating the relative merits and the risks of an investment in the securities and of protecting his or its own interests in connection with the transaction; (iii) was willing to bear and was capable of bearing the economic risk of an investment in the securities; and (iv) was an "accredited investor" as that term is defined under Rule 501(a)(8) of Regulation D promulgated by the Securities Exchange Commission under the Securities Act of 1933. Each of the certificates representing the securities contained a customary legend restricting resale of the securities. The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 (in accordance with Rule 506 of Regulation D) as a transaction not involving any public offering.

DIVIDENDS

         We have never paid dividends on our Common Stock. We intend to retain any future earnings for use in our business. We are restricted from making cash dividend payments on our common stock under our senior credit facility with UPS Capital Global Trade Finance Corporation.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain information as of December 31, 2003 regarding equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

                                                                                     NUMBER OF SECURITIES
                                   NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE      REMAINING AVAILABLE
                                   BE ISSUED UPON EXERCISE    EXERCISE PRICE OF      FOR FUTURE ISSUANCE
                                   OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,       UNDER EQUITY
                                     WARRANTS AND RIGHTS     WARRANTS AND RIGHTS     COMPENSATION PLANS
                                   -----------------------   --------------------    --------------------
Equity compensation plans
approved by security holders.....         1,978,000                 $3.55                  599,500
Equity compensation plans not
approved by security holders.....         1,277,885                 $4.58                        -
                                   -----------------------   --------------------    --------------------
   Total.........................         3,255,885                 $3.95                  599,500
                                   =======================   ====================    ====================

         See Note 12 to the Consolidated Financial Statements for information regarding the material features of the above security holders approved plan.

         Warrants issued pursuant to equity compensation plans not approved by security holders are summarized as follows:

         o 20,000 warrants issued for services in 2001, are exercisable at $5.00 per share and expire in July 2004.

         o 5,000 warrants issued for services in 2001, are exercisable at $4.57 per share and expire in July 2004.

         o 10,000 warrants issued for services in 2001, are exercisable at $3.65 per share and expire in August 2004.

         o 39,235 warrants issued for services in 1997, are exercisable at $0.71 per share and expire in December 2007.

         o 172,500 warrants issued for services in 2003, are exercisable at $5.06 per share and expire in May 2008.

         o 572,818 warrants issued for services in 2003, are exercisable at $4.74 per share and expire in December 2008.

         o 229,166 warrant issued in conjunction with private placement transaction in 2001 and 2002, are exercisable at $4.34 per share and expire at various date through February 2007.

         o 229,166 warrant issued in conjunction with private placement transaction in 2001 and 2002, are exercisable at $4.73 per share and expire at various date through February 2007.


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

                      TAG-IT PACIFIC, INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                                                                 FISCAL YEARS ENDED DECEMBER 31,
                                                            (In Thousands Except Per Share Information)
                                                        1999       2000      2001(1)      2002      2003(2)
                                                      --------   --------   --------    --------   --------
OPERATIONS:
-----------
Total revenue .....................................   $ 32,385   $ 49,362   $ 43,568    $ 60,073   $ 64,443
Income (loss) from operations .....................   $  2,406   $  2,547   $   (253)   $  3,044   $ (5,881)
Net income (loss) .................................   $  1,731   $  1,539   $ (1,226)   $  1,496   $ (4,745)
Net income (loss) per share - basic ...............   $   0.26   $   0.23   $  (0.16)   $   0.14   $  (0.46)
Net income (loss) per share - diluted .............   $   0.23   $   0.21   $  (0.16)   $   0.14   $  (0.46)
Weighted average shares outstanding - basic .......      6,734      6,838      8,017       9,232     10,651
Weighted average sharesoutstanding - diluted ......      7,399      7,283      8,017       9,531     10,651

FINANCIAL POSITION (AT PERIOD END):
-----------------------------------
Cash, cash equivalents and short-term investments .   $    101   $    128   $     47    $    285   $ 14,443
Total assets ......................................   $ 19,855   $ 39,099   $ 40,794    $ 54,055   $ 67,770
Capital lease obligations and notes payable .......   $  1,031   $  3,873   $  6,024    $  5,329   $  4,664
Convertible redeemable preferred stock ............   $   --     $   --     $  2,895    $  2,895   $  2,895
Stockholders' equity ..............................   $  8,861   $ 14,791   $ 15,428    $ 18,467   $ 43,564
Total liabilities and stockholders' equity ........   $ 19,855   $ 39,099   $ 40,794    $ 54,055   $ 67,770
PER SHARE DATA (AT END OF PERIOD):
Net book value per common share ...................   $   1.31   $   1.88   $   1.76    $   1.98   $   3.79
Common shares outstanding .........................      6,778      7,863      8,770       9,320     11,508

----------

(1) We incurred restructuring charges of $1,561,623 during the year ended December 31, 2001. See Note 18 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

(2) We incurred restructuring charges of $7,700,047 during the year ended December 31, 2003. See Note 18 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tag-It Pacific, Inc. for the fiscal years ended December 31, 2003, 2002 and 2001. The following discussion and analysis should be read together with the Consolidated Financial Statements of Tag-It Pacific, Inc. and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-K.

OVERVIEW

         Tag-It Pacific, Inc. is an apparel company that specializes in the distribution of trim items to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We act as a full service outsourced trim management department for manufacturers, a specified supplier of trim items to owners of specific brands, brand licensees and retailers, a distributor of zippers under our TALON brand name and a distributor of stretch waistbands that utilize licensed patented technology.

         The global apparel industry served by our company continues to undergo dramatic change within its traditional supply chain. Large retail brands such as Levi Strauss & Co. and other major brands have largely moved away from owning their manufacturing operations and have increasingly embraced an outsourced production model. These brands today are primarily focused on design, marketing and sourcing. As sourcing has gained prominence in these organizations, they have become increasingly adept at responding to changing market conditions with respect to labor costs, trade policies and other areas, and are more capable of shifting production to new geographic areas.

         As the separation of the retail brands and apparel production has grown, the disintermediation of the retail brands and the underlying suppliers of apparel component products such as trim has become substantially more pronounced. The management of trim procurement, including ordering, production, inventory management and just-in-time distribution to a brand's manufacturers, has become an increasingly cumbersome task given (i) the proliferation of brands, styles and divisions within the major retail brands and (ii) the growing pace of globalization within the apparel manufacturing industry.

         While the global apparel industry is in the midst of restructuring its supply chain, the trim product industry has not evolved and remains highly fragmented, with no single player providing the global scope, integrated product set or service focus required for the broader industry evolution to succeed. We believe these trends present an attractive opportunity for a fully-integrated single source supplier of trim products, to successfully interface between the retail brands, their manufacturing partners and other underlying trim component suppliers. Our objective is to provide the global apparel industry with innovative products and distribution solutions that improve both the quality of fashion apparel and the efficiency of the industry itself.

         The upcoming launch of TRIMNET, our Oracle based e-sourcing system will allow us to seamlessly supply complete trim packages to apparel brands, retailers and manufacturers around the world, greatly expanding upon our success in offering complete trim packages to customers in Mexico over the past several years. TRIMNET is an upgrade of our MANAGED TRIM SOLUTION software and will allow us to provide additional services to customers on a global platform.

2003 RESTRUCTURING PLAN

         During the fourth quarter of 2003, we implemented a plan to restructure certain business operations. In accordance with the restructuring plan, we incurred costs related to the reduction of our Mexico operations, including the relocation of our Florida operations to North Carolina and the downsizing of our corporate operations by eliminating certain corporate expenses related to operations, sales and marketing and general and administrative expenses. The reduction of our operations in Mexico was in response to the following:

         o An anticipated reduction in sales volume from our larger Mexico customers;

         o Our efforts to decrease our reliance on our larger Mexico customers; and

         o Our difficulty obtaining financing in Mexico due to the location of assets outside the U.S. and customer concentration and other limits imposed by financial institutions.

         The reduction of our operations in Mexico is estimated to reduce our working capital requirements and improve our cash flow, among other things.

         Total restructuring charges for the year ended 2003 amounted to $7,700,047. Restructuring charges include approximately $4.3 million of inventory write-downs, $1.6 million of additional reserves for doubtful accounts receivable, $1 million of costs incurred related to the reduction of operations in Mexico, including the relocation of inventory and facilities, $500,000 of benefits paid to terminated employees and $300,000 of other costs. We do not anticipate any further charges as a result of this restructuring plan. All restructuring costs were incurred and paid for in the fourth quarter of 2003 and, therefore, there are no liabilities related to restructuring charges included in the balance sheet at December 31, 2003.

         Restructuring charges for the year ended December 31, 2003 related to the following expense categories included in the Company's statement of operations are as follows:

                                                                        Amount
                                                                      ----------

Cost of goods sold ........................................           $4,931,218
Selling expenses ..........................................              143,442
General and administrative expenses .......................            2,625,387
                                                                      ----------

Total restructuring charges ...............................           $7,700,047
                                                                      ==========


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

2001 RESTRUCTURING PLAN

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

RESULTS OF OPERATIONS

         The following table sets forth for the years indicated selected statements of operations data shown as a percentage of net sales:

                                                          YEAR ENDED
                                                         DECEMBER 31,
                                              --------------------------------
                                                2003         2002        2001
                                              -------      -------     -------
Net sales ..............................        100.0%       100.0%      100.0%
Cost of goods sold .....................         74.3         74.3        72.7
                                              -------      -------     -------
Gross profit ...........................         25.7         25.7        27.3
Selling expenses .......................          5.8          3.5         3.8
General and administrative expenses ....         17.1         17.1        20.5
Restructuring charges ..................         11.9         --           3.6
                                              -------      -------     -------
Operating (loss) income ................         (9.1)%        5.1%       (0.6)%
                                              =======      =======     =======


         The following table sets forth for the years indicated revenues attributed to countries based on the location of the customer as a percentage of net sales:

                                                  Year Ended December 31,
                                          -------------------------------------
                                            2003           2002           2001
                                          -------        -------        -------

United States ...................            12.3%          14.5%          33.3%
Asia ............................            19.1            9.0            4.5
Mexico ..........................            44.7           73.4           62.2
Dominican Republic ..............            23.9            3.1            --
                                          -------        -------        -------
                                            100.0%         100.0%         100.0%
                                          =======        =======        =======


         Net sales increased approximately $4,370,000 (or 7.3%) to $64,443,000 for the year ended December 31, 2003 from $60,073,000 for the year ended December 31, 2002. The increase in net sales was primarily due to the addition of sales under our TEKFIT stretch waistband division. In late 2002, we created a new division under the TEKFIT brand name. This division develops and sells apparel components that utilize the patented Pro-Fit technology, including a stretch waistband sold under our exclusive supply agreement with Levi Strauss & Co. The increase in net sales was also attributable to an increase in sales from our Hong Kong subsidiary for programs related to major U.S. retailers and an increase in zipper sales under our TALON brand name to our MANAGED TRIM SOLUTION(TM) customers in Mexico and our other Talon customers in Mexico and Asia. The increase in net sales was offset by a decrease in trim-related sales from our Tlaxcala, Mexico operations under our MANAGED TRIM SOLUTION(TM) trim package program. This decrease is due in part to our efforts to decrease our reliance on certain customers and to further diversify our customer base.

         Net sales increased approximately $16,505,000 (or 37.9%) to $60,073,000 for the year ended December 31, 2002 from $43,568,000 for the year ended December 31, 2001. The increase in net sales was primarily due to an increase in trim-related sales from our Tlaxcala, Mexico operations under our MANAGED TRIM
SOLUTION(TM) trim package program. The increase in net sales was also attributable to an increase in zipper sales under our TALON brand name to our MANAGED TRIM SOLUTION(TM) customers in Mexico and our other Talon customers in Mexico and Asia. TALON has been successful in becoming an approved zipper vendor for major brands and retailers which has allowed us to increase our sales to these customers. Our purchase of the TALON brand name and trademarks in December 2001 has enabled us to better control our product offerings, selling prices and profit margins.

         Gross profit increased approximately $1,113,000 (or 7.2%) to $16,553,000 for the year ended December 31, 2003 from $15,440,000 for the year ended December 31, 2002. Gross margin as a percentage of net sales remained consistent at approximately 25.7% for the years ended December 31, 2003 and 2002. The increase in gross profit for the year ended December 31, 2003 resulted from an increase in net sales during the year.

         Gross profit increased approximately $3,551,000 (or 29.9%) to $15,440,000 for the year ended December 31, 2002 from $11,889,000 for the year ended December 31, 2001. Gross margin as a percentage of net sales decreased to approximately 25.7% for the year ended December 31, 2002 as compared to 27.3% for the year ended December 31, 2001. The decrease in gross profit as a percentage of net sales for the year ended December 31, 2002 was primarily due to an increase in zipper sales under our TALON brand name to our MANAGED TRIM SOLUTION(TM) customers in Mexico during the year. Talon products have a lower gross margin than other products included within the complete trim packages we offer to our customers through our MANAGED TRIM SOLUTION(TM). The decrease in gross margin as a percentage of net sales for the year ended December 31, 2002 was offset by a further reduction of manufacturing and facility costs which was a direct result of the implementation of our restructuring plan in the first quarter of 2001.

         Selling expense increased approximately $1,580,000 (or 74.3%) to $3,706,000 for the year ended December 31, 2003 from $2,126,000 for the year ended December 31, 2002. As a percentage of net sales, these expenses increased to 5.8% for the year ended December 31, 2003 compared to 3.5% for the year ended December 31, 2002. The increase in selling expenses during the year was due primarily to royalty and other expenses related to our exclusive license and intellectual property rights agreement with Pro-Fit Holdings Limited incurred during the year, the addition of sales personnel in our Hong Kong facility and increased marketing efforts to promote our updated Oracle-based MANAGED TRIM SOLUTION(TM) system. We are in the process of completing an update of our MANAGED TRIM SOLUTION(TM) system which will enable us to further sell complete trim packages to new locations on a global basis. Royalty expense related to our exclusive license and intellectual property rights agreement with Pro-Fit Holdings Limited amounted to approximately $780,000 for the year ended December 31, 2003. We pay royalties of 6% on related sales of up to $10 million, 4% of related sales from $10-20 million and 3% on related sales in excess of $20 million. Royalties incurred for the year ended December 31, 2002 amounted to approximately $110,000.

         Selling expense increased approximately $487,000 (or 29.7%) to $2,126,000 for the year ended December 31, 2002 from $1,639,000 for the year ended December 31, 2001. As a percentage of net sales, these expenses decreased to 3.5% for the year ended December 31, 2002 compared to 3.8% for the year ended December 31, 2001. The increase in selling expenses was due to our efforts to obtain approval from major brands and retailers of the TALON brand zipper and the implementation of our new sales and marketing plan for the TALON brand. In addition, we hired additional personnel to support the exclusive waistband license agreement we entered into in April 2002. The increase in these selling expenses was partially offset by a reduction of our sales force under our MANAGED TRIM SOLUTION(TM) program, which was part of our restructuring plan that we implemented in the first quarter of 2001. For the year ended December 31, 2002, selling expenses increased at a slower rate than the increase in net sales, resulting in a decrease in selling expenses as a percentage of net sales.

         General and administrative expenses increased approximately $758,000 (or 7.4%) to $11,028,000 for the year ended December 31, 2003 from $10,270,000 for the year ended December 31, 2002. The increase in these expenses was due primarily to expenses incurred related to our exclusive waistband license agreement and the amortization of intangible assets incurred as a result of the exclusive waistband technology license rights we acquired in April 2002. As a percentage of net sales, these expenses remained consistent at 17.1% for the years ended December 31, 2003 and 2002, because the rate of increase in net sales did not exceed that of general and administrative expenses.

         General and administrative expenses increased approximately $1,329,000 (or 14.9%) to $10,270,000 for the year ended December 31, 2002 from $8,941,000 for the year ended December 31, 2001. The increase in these expenses was due primarily to additional staffing and other expenses incurred related to our Tlaxcala, Mexico operations, the amortization of intangible assets incurred as a result of the exclusive waistband technology license rights we acquired in April 2002 and additional adjustments for bad debts of approximately $633,000 recorded during the year. As a percentage of net sales, these expenses decreased to 17.1% for the year ended December 31, 2002 compared to 20.5% for the year ended December 31, 2001, as the rate of increase in net sales exceeded that of general and administrative expenses.

         Interest expense decreased approximately $73,000 (or 5.8%) to $1,196,000 for the year ended December 31, 2003 from $1,269,000 for the year ended December 31, 2002. Borrowings under our UPS Capital credit facility decreased during the year ended December 31, 2003 due to proceeds received from our private placement transactions in May and December 2003 in which we raised approximately $29 million from the sale of common and preferred stock. The decrease in borrowings under our UPS Capital credit facility was offset by increased borrowings due to expanded operations in Asia and the Dominican Republic.

         Interest expense decreased approximately $128,000 (or 9.2%) to $1,269,000 for the year ended December 31, 2002 from $1,397,000 for the year ended December 31, 2001. On May 30, 2001, we replaced our credit facility with a new facility with UPS Capital Global Trade Finance Corporation, which provided for increased borrowing availability and a more favorable interest rate of prime plus 2%. We incurred financing charges of approximately $570,000, including legal, consulting and closing costs, in the first two quarters of 2001 related to our efforts to replace our prior credit facility. Our borrowings under the new UPS Capital credit facility increased during the year ended December 31, 2002 due to increased sales and expanded operations in Mexico and Asia. The increase in interest expense due to increased borrowings during the year was offset by decreases in the prime rate from prior periods.

         The benefit for income taxes amounted to approximately $2,333,000 for the year ended December 31, 2003 as compared to a provision for income taxes of $279,000 for the year ended December 31, 2002. Income taxes decreased for the year ended December 31, 2003 primarily due to the decreased taxable income as a result of the net loss incurred for the year ended December 31, 2003.

         The provision for income taxes amounted to approximately $279,000 for the year ended December 31, 2002 as compared to a benefit for income taxes of $423,000 for the year ended December 31, 2001. Income taxes increased for the year ended December 31, 2003 primarily due to the increased taxable income as a result of the net loss incurred for the year ended December 31, 2001.

         Net loss was $4,745,000 for the year ended December 31, 2003 as compared to net income of $1,496,000 for the year ended December 31, 2002, due primarily to the restructuring charges incurred during 2003 of $7.7 million and increases in selling and general and administrative expenses, offset by an increase in net sales of $4.4 million, as discussed above.

         Net income was $1,496,000 for the year ended December 31, 2002 as compared to a net loss of $1,226,000 for the year ended December 31, 2001, due primarily to an increase in net sales, offset by increases in selling and general and administrative expenses and a decrease in gross margin, as discussed above.

         Preferred stock dividends amounted to approximately $194,000 for the year ended December 31, 2003 as compared to $184,000 for the year ended December 31, 2002. Preferred stock dividends represent earned dividends at 6% of the stated value per annum of the Series C convertible redeemable preferred stock. In February 2004, the holders of the Series C convertible redeemable preferred stock converted all 759,494 shares of the Series C Preferred Stock, plus $458,707 of accrued dividends, into 700,144 shares of our common stock. Net loss available to common stockholders amounted to $4,939,000 for the year ended December 31, 2003 compared to net income available to common stockholders of $1,312,000 for the year ended December 31, 2002. Basic and diluted loss per share was $0.46 for the year ended December 31, 2003. Basic and diluted earnings per share was $0.14 for the year ended December 31, 2002.

         Preferred stock dividends amounted to approximately $184,000 for the year ended December 31, 2002 as compared to $50,000 for the year ended December 31, 2001. Preferred stock dividends represent earned dividends at 6% of the stated value per annum of the Series C convertible redeemable preferred stock. Net income available to common stockholders amounted to $1,312,000 for the year ended December 31, 2002 compared to net loss available to common stockholders of $1,276,000 for the year ended December 31, 2001. Basic and diluted earnings per share was $0.14 for the year ended December 31, 2002. Basic and diluted loss per share was $0.16 for the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased to $14,443,000 at December 31, 2003 from $285,000 at December 31, 2002. The increase resulted from $18,759,000 of cash provided by financing activities, offset by $2,086,000 and $2,516,000 of cash used in operating and investing activities, respectively.

         Net cash used in operating activities was approximately $2,086,000, $5,440,000 and $2,100,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Cash used by operating activities for the year ended December 31, 2003 resulted primarily from a net loss of approximately $4,745,000, offset by depreciation and amortization expense of approximately $1,280,000, a write-down in inventory of approximately $4,266,000 and an increase in allowance for doubtful accounts of approximately $1,642,000, both related to our corporate restructuring. Cash used by operating activities further resulted from the realization of deferred income of approximately $1,028,000 due to advances made by a customer in 2002, an increase in deferred income taxes of approximately $2,709,000 due primarily to current year losses, and a reduction in accounts payable and accrued expenses of approximately $1,139,000, offset by a further decrease in inventory of $1,742,000. Cash used in operating activities for the year ended December 31, 2002 resulted primarily from increased inventories and receivables, which was partially offset by increases in accounts payable and accrued expenses and net income. Cash used in operations for the year ended December 31, 2001 resulted primarily from increased inventories, other assets and net losses, and decreased accounts payable and accrued expenses.

         Net cash used in investing activities was approximately $2,516,000, $1,268,000 and $667,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Net cash used in investing activities for the year ended December 31, 2003 consisted primarily of capital expenditures for equipment related to the exclusive supply agreement we entered into with Levi Strauss & Co. and the purchase of additional TALON zipper equipment. During the period, we also purchased computer equipment and software for the implementation of a new Oracle-based computer system. This purchase was treated as a non-cash capital lease obligation. Net cash used in investing activities for the year ended December 31, 2002 consisted primarily of capital expenditures for machinery and equipment. Net cash used in investing activities for the year ended December 31, 2001 consisted primarily of capital expenditures for computer equipment and upgrades and additional loans to related parties.

         Net  cash   provided  by   financing   activities   was   approximately
$18,759,000,  $6,947,000  and  $2,687,000 for the years ended December 31, 2003,
2002 and 2001, respectively. Net cash provided by financing activities for the year ended December 31, 2003 primarily reflects funds raised from private placement transactions of approximately $29.4 million, offset by decreased borrowings under our credit facility and the repayment of notes payable. Net cash provided by financing activities for the year ended December 31, 2002 primarily reflects increased borrowings under our credit facility and funds raised from private placement transactions, offset by the repayment of notes payable. Net cash provided by financing activities for the year ended December 31, 2001 primarily reflects funds raised from private placement transactions and proceeds from the issuance of Series C Convertible Redeemable preferred stock, offset by the repayment of a bank overdraft.

         We currently satisfy our working capital requirements primarily through cash flows generated from operations, sales of equity securities and borrowings under our credit facility with UPS Capital. Our maximum availability under the credit facility is $13 million. At December 31, 2003 and 2002, outstanding borrowings under our UPS Capital credit facility, including amounts borrowed under the term loan and foreign factoring agreement, amounted to approximately $7,096,000 and $15,934,000, respectively. There were no open letters of credit under our UPS Capital credit facility at December 31, 2003. Open letters of credit amounted to approximately $1,5370,000 at December 31, 2002.

         The initial term of our agreement with UPS Capital is three years, expiring May 30, 2004, and the facility is secured by substantially all of our assets. The interest rate of the credit facility is at the prime rate plus 2% on advances and the prime rate plus 4% on the term loan. On November 17, 2003, the credit facility was amended to provide for a term loan of $6 million in addition to the revolving credit facility with a maximum availability of $7 million. The term loan provides for monthly payments beginning December 15, 2003 through March 1, 2004. We are currently pursuing alternative working capital credit arrangements to replace the UPS Capital credit facility upon its expiration.

         The credit facility requires that we comply with certain financial covenants including net worth, fixed charge ratio and capital expenditures. We were in compliance with all financial covenants at December 31, 2003. The amount we can borrow under the credit facility is determined based on a defined borrowing base formula related to eligible accounts receivable and inventories. Our borrowing base availability ranged from approximately $4,192,000 to $18,829,000 from January 1, 2003 to December 31, 2003. A significant decrease in eligible accounts receivable and inventories due to customer concentration levels and the aging of inventories, among other factors, can have an adverse effect on our borrowing capabilities under our credit facility, which thereafter, may not be adequate to satisfy our working capital requirements. Eligible accounts receivable are reduced if our accounts receivable customer balances are concentrated with a particular customer in excess of the percentages allowed under our agreement with UPS Capital. In addition, we have typically experienced seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers. During these quarters, borrowing availability under our credit facility may decrease as a result of decreases in eligible accounts receivables generated from our sales. As a result of our concentration of business with Tarrant Apparel Group and Azteca Production International, our eligible receivables have been limited under the UPS Capital facility over the past year. If our business becomes further dependant on one or a limited number of customers or if we experience future significant seasonal reductions in receivables, our availability under the UPS Capital credit facility would be correspondingly reduced. If this were to occur, we would be required to seek additional financing which may not be available on attractive terms and, if such financing is unavailable, we may be unable to meet our working capital requirements.

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

         Pursuant to the terms of a foreign factoring agreement under our UPS Capital credit facility, UPS Capital purchases our eligible accounts receivable and assumes the credit risk with respect to those foreign accounts for which UPS Capital has given its prior approval. If UPS Capital does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable under our credit facility. Included in due from factor as of December 31, 2003 and 2002 are trade accounts receivable factored without recourse of approximately $65,000 and $292,000. Included in due from factor are outstanding advances due to UPS Capital under this factoring arrangement amounting to approximately $55,000 and $248,000 at December 31, 2003 and 2002.

         Pursuant to the terms of a factoring agreement for our Hong Kong subsidiary, Tag-It Pacific Limited, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 80% of eligible accounts receivable. Interest is charged at 1.5% over the Hong Kong Dollar prime rate. As of December 31, 2003 and 2002, the amount factored with recourse and included in trade accounts receivable was approximately $316,000 and $241,000. Outstanding advances as of December 31, 2003 amounted to approximately $411,000 and are included in the line of credit balance. There were no outstanding advances as of December 31, 2002.

         As we continue to respond to the current industry trend of large retail brands to outsource apparel manufacturing to offshore locations, our foreign customers, though backed by U.S. brands and retailers, are increasing. This makes receivables based financing with traditional U.S. banks more difficult. Our current credit facility may not provide the level of financing we may need to expand into additional foreign markets. As a result, we are continuing to evaluate non-traditional financing of our foreign assets.

         On December 18, 2003, we sold an aggregate of 572,818 shares of non-voting Series D Convertible Preferred Stock, at a price of $44.00 per share, to institutional investors and individual accredited investors in a private placement transaction. We received net proceeds of $23,083,693 after commissions and other offering expenses. As of December 31, 2003, we have applied approximately $9.2 million of the proceeds against our credit facility with UPS Capital and vendor payables. Each share of Series D Convertible Preferred Stock was automatically converted into 10 shares of common stock, for an aggregate of 5,728,180 shares of common stock, following approval of the conversion by our stockholders at a special meeting held on February 11, 2004. We have registered the common shares issued upon conversion of the Series D Convertible Preferred Stock with the Securities and Exchange Commission for resale by the investors. In conjunction with the private placement transaction, we issued 572,818 warrants to the placement agent. The warrants are exercisable beginning June 18, 2004 through December 18, 2008 and have a per share exercise price of $4.74.

         On May 30, 2003, we raised approximately $6,037,500 in a private placement transaction with five institutional investors. Pursuant to a securities purchase agreement with these institutional investors, we sold 1,725,000 shares of our common stock at a price per share of $3.50. After commissions and expenses, we received net proceeds of approximately $5.5 million. We have applied the proceeds against vendor payables, equipment purchases and other working capital requirements. We have registered the shares issued in the private placement with the Securities and Exchange Commission for resale by the investors. In conjunction with the private placement transaction, we issued 172,500 warrants to the placement agent. The warrants are exercisable beginning August 30, 2003 through May 30, 2008 and have a per share exercise price of $5.06.

         Our trade receivables decreased to $19,253,000 at December 31, 2003 from $20,468,000 at December 31, 2002. This decrease was due primarily to decreased related party trade receivables of approximately $3.0 million resulting from decreased sales to related parties during the year. The decrease in related party receivables was offset by an increase in non-related party receivables of approximately $1.8 million due to increased sales to non-related party customers, offset by increased collections from non-related party customers.

         During the year ended 2003, we increased our net deferred tax asset to $2,800,000 from $91,000 at December 31, 2002. The increase in our net deferred tax asset results primarily from current year losses. At December 31, 2003, we had Federal and state net operating loss carryforwards of approximately $9.2 million and $5.1 million, respectively, available to offset future taxable income.

         We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and available financing will be sufficient to fund our minimum working capital and capital expenditure needs for at least the next twelve months. We expect to receive quarterly cash payments of a minimum of $1.25 million under our supply agreement with Levi Strauss & Co. through August 2004. The extent of our future capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of future acquisitions, our borrowing base availability limitations related to eligible accounts receivable and inventories and our expansion into foreign markets. Our need for additional long-term financing includes the integration and expansion of our operations to exploit our rights under our TALON trade name, the expansion of our operations in the Asian, Central American and Caribbean markets and the further development of our waistband technology. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we may need to raise additional debt or equity financing in order to provide for our operations. We are continually evaluating various financing strategies to be used to expand our business and fund future growth or acquisitions. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. If we are unable to secure additional financing, we may not be able to execute our plans for expansion, including expansion into foreign markets to promote our TALON brand tradename, and we may need to implement additional cost savings initiatives.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at December 31, 2003 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                    Payments Due by Period
                                -----------------------------------------------------------
                                             Less than        1-3        4-5         After
   Contractual Obligations         Total       1 Year        Years      Years       5 Years
-----------------------------   ----------   ----------   ----------   -------     --------
Subordinated note payable ...   $2,600,000   $1,200,000   $1,400,000   $    --     $     --
Capital lease obligations ...   $1,213,933   $  562,742   $  651,191   $    --     $     --
Subordinated notes payable to
related parties (1) .........   $  849,971   $  849,971   $     --     $    --     $     --
Operating leases ............   $1,660,855   $  721,211   $  939,644   $    --     $     --
Line of credit ..............   $7,095,514   $7,095,514   $     --     $    --     $     --
Note payable ................   $   25,200   $   25,200   $     --     $    --     $     --
Royalty Payments ............   $  369,315   $     --     $  369,315   $    --     $     --

----------

(1) The majority of subordinated notes payable to related parties are due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment.

         On December 31, 2002, we indirectly guaranteed the indebtedness of two of our suppliers through the issuance by a related party of letters of credit to purchase goods and equipment totaling $1.5 million. Financing costs due to the related party amounted to approximately $15,000. The letters of credit expired on March 27, 2003 and June 26, 2003. There were no outstanding letters of credit at December 31, 2003.

         At December 31, 2003 and 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

         On September 20, 2001, we entered into a ten-year co-marketing and supply agreement with Coats American, Inc., an affiliate of Coats plc, as well as a preferred stock purchase agreement with Coats North America Consolidated, Inc., also an affiliate of Coats plc. The co-marketing and supply agreement provides for selected introductions into Coats' customer base and has the potential to accelerate our growth plans and to introduce our MANAGED TRIM SOLUTION(TM) to apparel manufacturers on a broader basis. Pursuant to the terms of the co-marketing and supply agreement, our trim packages will exclusively offer thread manufactured by Coats. Pursuant to the terms of the preferred stock purchase agreement, we received a cash investment of $3 million from Coats North America Consolidated in exchange for 759,494 shares of series C convertible redeemable preferred stock. In February 2004, Coats converted all 759,494 shares of Series C Preferred Stock, plus $458,707 of accrued dividends, into 700,144 shares of our common stock.

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

         We also have a supply agreement with Tarrant Apparel Group and have been supplying Tarrant Apparel Group with all of its trim requirements under our MANAGED TRIM SOLUTION(TM) system since 1998. The exclusive supply agreement with Tarrant Apparel Group has an indefinite term. Pricing and terms are consistent with competitive vendors. At the time we entered into this supply agreement, we also sold 2,390,000 shares of our common stock to KG Investment, LLC, an entity then owned by Gerard Guez and Todd Kay, executive officers and significant shareholders of Tarrant Apparel Group.

         Sales under our supply agreements with Azteca Production International and Tarrant Apparel Group, and their affiliates, amounted to approximately 40.2% and 69.7% of our total sales for the years ended December 2003 and 2002, respectively. Sales under these supply agreements as a percentage of total sales for the year ending December 2004 are anticipated to be lower than the year ended December 2003. This decrease is due in part to our efforts to decrease our reliance on these customers and to further diversify our customer base. Our results of operations will depend to an extent upon the commercial success of Azteca Production International and Tarrant Apparel Group. If Azteca Production International and Tarrant Apparel Group fail to purchase our trim products at anticipated levels, or our relationship with Azteca Production International or Tarrant Apparel Group terminates, it may have an adverse affect on our results of operations. Included in trade accounts receivable, related parties at December 31, 2003, is approximately $11.7 million due from Tarrant Apparel Group and Azteca Production International, and their affiliates.

         Included in inventories at December 31, 2003 are inventories of approximately $6.5 million that are subject to buyback arrangements with Tarrant Apparel Group and Azteca Production International. The buyback arrangements contain provisions related to the inventory purchased on behalf of these customers. In the event that inventories remain with us in excess of six to nine months from our receipt of the goods from our vendors or the termination of production of a customer's product line related to the inventories, the customer is required to purchase the inventories from us under normal invoice and selling terms. During the year ended December 31, 2003, we sold approximately $4.6 million in inventory to Tarrant Apparel Group and Azteca Production International pursuant to these buyback arrangements. If the financial condition of Tarrant Apparel Group and Azteca Production International were to deteriorate, resulting in an impairment of their ability to purchase inventories or pay receivables, it may have an adverse affect on our results of operations.

         As of December 31, 2003 and 2002, we had outstanding related-party debt of approximately $850,000 and $1,350,000, respectively, at interest rates ranging from 7% to 11%, and additional non-related-party debt of $25,200 at an interest rate of 10%. The majority of related-party debt is due on demand, with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment. On October 4, 2002, we entered into a note payable agreement with a related party in the amount of $500,000 to fund additional working capital requirements. The note payable was unsecured, due on demand, accrued interest at 4% and was subordinated to UPS Capital. This note was re-paid on February 28, 2003.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB No. 104), "REVENUE RECOGNITION", which codifies, revises and rescinds certain sections of SAB No. 101, "REVENUE
Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, ACCOUNTING FOR CERTAIN INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("FAS 150"), which establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. FAS 150 requires an issuer to classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. We adopted this Statement as of July 1, 2003 and it had no material impact on our financial statements.

         In April 2003, the FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("FAS No. 149"). FAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. We do not have any contracts that are derivatives or that contain embedded derivatives.

         In January 2003, the FASB issued FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, an interpretation of Accounting Research Bulletins ("ARB") No. 51, CONSOLIDATED FINANCIAL STATEMENTS ("FIN 46"). FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have a material impact on our financial position and results of operations.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -- TRANSITION AND DISCLOSURE ("FAS 148"), which amends Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("FAS 123"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of FAS 148 did not have a material impact on our consolidated balance sheet or results of operations as we intend to continue to account for our equity based compensation plans using the intrinsic value method. We have provided the interim disclosures required by FAS 148 beginning in the first quarter of 2003.

         In November 2002, the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS TO OTHERS, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. We adopted this Statement as of January 1, 2003 and it had no material impact on our financial statements.

         In June 2002, the FASB issued FAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses accounting for restructuring and similar costs. FAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. We have adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. FAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. FAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, FAS No. 146 affects the timing of recognizing current and future restructuring costs as well as the amount recognized.

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

         IF WE LOSE OUR LARGEST CUSTOMERS OR THEY FAIL TO PURCHASE AT ANTICIPATED LEVELS, OUR SALES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED. Our results of operations will depend to a significant extent upon the commercial success of our largest customers. If these customers fail to purchase our trim products at anticipated levels, or our relationship with these customers terminates, it may have an adverse affect on our results because:

         o We will lose a primary source of revenue if these customers choose not to purchase our products or services;

         o We may not be able to reduce fixed costs incurred in developing the relationship with these customers in a timely manner;

         o        We may not be able to recoup setup and inventory costs;

         o We may be left holding inventory that cannot be sold to other customers; and

         o        We may not be able to collect our receivables from them.

         CONCENTRATION OF RECEIVABLES FROM OUR LARGEST CUSTOMERS MAKES RECEIVABLE BASED FINANCING DIFFICULT AND INCREASES THE RISK THAT IF OUR LARGEST CUSTOMERS FAIL TO PAY US, OUR CASH FLOW WOULD BE SEVERELY AFFECTED. Our business relies heavily on a relatively small number of customers, including Levi Strauss & Co., Tarrant Apparel Group and its affiliate, United Apparel Ventures, LLC and Azteca Production International Inc. and its affiliates. This concentration of our business reduces the amount we can borrow from our lenders under receivables based financing agreements. Under our credit agreement with UPS Capital, for instance, if accounts receivable due us from a particular customer exceed a specified percentage of the total eligible accounts receivable against which we can borrower, UPS Capital will not lend against the receivables that exceed the specified percentage. Gerard Guez, the founder, Chairman and Chief Executive Officer, and a significant stockholder of Tarrant Apparel Group and Hubert Guez, the founder, Chief Executive Officer and President, and a significant stockholder of Azteca Production International, are brothers. In addition, Tarrant Apparel Group and Azteca Production International combined own United Apparel Ventures, LLC. This relationship between our customers further concentrates our receivables risk significantly among this family group. Further, if we are unable to collect any large receivables due us, our cash flow would be severely impacted.

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

         OUR BUSINESS MODEL IS DEPENDENT ON INTEGRATION OF INFORMATION SYSTEMS ON A GLOBAL BASIS AND, TO THE EXTENT THAT WE FAIL TO MAINTAIN AND SUPPORT OUR
INFORMATION SYSTEMS, IT CAN RESULT IN LOST REVENUES. We must consolidate and centralize the management of our subsidiaries and significantly expand and improve our financial and operating controls. Additionally, we must effectively integrate the information systems of our Hong Kong, Mexico and Caribbean facilities with the information systems of our principal offices in California. Our failure to do so could result in lost revenues, delay financial reporting or adversely affect availability of funds under our credit facilities.

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

         INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS. As of March 1, 2004, our officers and directors and their affiliates beneficially owned approximately 19.1% of the outstanding shares of our common stock. The Dyne family, which includes Mark Dyne, Colin Dyne, Larry Dyne, Jonathan Burstein and the estate of Harold Dyne, beneficially owned approximately 21.2% of the outstanding shares of our common stock at March 1, 2004. The number of shares beneficially owned by the Dyne family includes the shares of common stock held by Azteca Production International, which are voted by Colin Dyne pursuant to a voting agreement. The Azteca Production International shares constitute approximately 3.3% of the outstanding shares of common stock at March 1, 2004. Gerard Guez and Todd Kay, significant stockholders of Tarrant Apparel Group, own approximately 5.6% of the outstanding shares of our common stock at March 1, 2004. As a result, our officers and directors, the Dyne family, Gerard Guez and Todd Kay are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

         We are also exposed to the impact of interest rate changes on our outstanding borrowings. At December 31 2003, we had approximately $10.5 million of indebtedness subject to interest rate fluctuations. These fluctuations may increase our interest expense and decrease our cash flows from time to time. For example, based on average bank borrowings of $10 million during a three-month period, if the interest rate indices on which our bank borrowing rates are based were to increase 100 basis points in the three-month period, interest incurred would increase and cash flows would decrease by $25,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS
                                                                            PAGE

Report of Independent Certified Public Accountants...................        32
Consolidated Balance Sheets..........................................        33
Consolidated Statements of Operations................................        34
Consolidated Statements of Stockholders' Equity and Convertible
   Redeemable Preferred Stock........................................        35
Consolidated Statements of Cash Flows................................        36
Notes to Consolidated Financial Statements...........................        37
Independent Certified Public Accountants' Report on Schedule II......        63
Schedule II - Valuation and Qualifying Accounts and Reserves.........        64

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Tag-It Pacific, Inc.
Los Angeles, California

         We have audited the accompanying consolidated balance sheets of Tag-It Pacific, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and convertible redeemable preferred stock and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tag-It Pacific, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



                                                     /s/ BDO Seidman, LLP

Los Angeles, California
March 8, 2004

                              TAG-IT PACIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      December 31,  December 31,
                                                          2003         2002
                                                      -----------   -----------
Assets
Current assets:
   Cash and cash equivalents ......................   $14,442,769   $   285,464
   Due from factor ................................         9,743        43,730
   Trade accounts receivable, net .................     7,531,079     5,697,655
   Trade accounts receivable, related parties, net     11,721,465    14,770,466
   Refundable income taxes ........................          --         212,082
   Inventories, net ...............................    17,096,879    23,105,267
   Prepaid expenses and other current assets ......     2,124,366       599,543
   Deferred income taxes ..........................     2,800,000        90,928
                                                      -----------   -----------
Total current assets ..............................    55,726,301    44,805,135

Property and equipment, net of accumulated
   depreciation and amortization ..................     6,144,863     2,953,701
Tradename .........................................     4,110,750     4,110,750
Goodwill ..........................................       450,000       450,000
License Rights ....................................       375,375       490,875
Due from related parties ..........................       762,076       870,251
Other assets ......................................       200,949       374,106
                                                      -----------   -----------
Total assets ......................................   $67,770,314   $54,054,818
                                                      ===========   ===========

Liabilities, Convertible Redeemable Preferred
  Stock and Stockholders' Equity
Current liabilities:
  Line of credit ..................................   $ 7,095,514    $15,934,257
  Accounts payable and accrued expenses ...........     9,552,196     10,401,187
  Deferred income .................................          --        1,027,984
  Subordinated demand notes payable to
    related parties ...............................       849,971      1,349,971
  Current portion of capital lease obligations ....       562,742         71,928
  Current portion of subordinated note payable ....     1,200,000      1,200,000
                                                      -----------    -----------
Total current liabilities .........................    19,260,423     29,985,327

Capital lease obligations, less current portion ...       651,191        107,307
Subordinated note payable, less current portion ...     1,400,000      2,600,000
                                                      -----------    -----------
Total liabilities .................................    21,311,614     32,692,634
                                                      -----------    -----------

Commitments and contingencies (Note 14)

Convertible  redeemable  preferred  stock
  Series C,  $0.001 par value; 759,494
  shares authorized; 759,494 shares issued
  and outstanding at December 31, 2003
  and 2002 (stated value $3,000,001) ..............     2,895,001      2,895,001

Stockholders' equity:
   Preferred stock Series A, $0.001 par value;
     250,000 shares authorized; no shares
     issued or outstanding ........................          --             --
   Convertible preferred stock Series B, $0.001
     par value; 850,000 shares authorized; no
     shares issued or outstanding .................          --             --
   Convertible preferred stock Series D, $0.001
     par value; 572,818 shares authorized;
     572,818 shares issued and outstanding at
     December 31, 2003 ............................    22,918,693           --

   Common stock,  $0.001 par value, 30,000,000
     shares  authorized;  11,508,201 shares
     issued and outstanding at December 31, 2003;
     9,319,909 at December 31, 2002 ...............        11,510          9,321
  Additional paid-in capital ......................    23,890,356     16,776,012
  (Accumulated deficit) retained earnings .........    (3,256,860)     1,681,850
                                                      -----------    -----------
Total stockholders' equity ........................    43,563,699     18,467,183
                                                      -----------    -----------
Total liabilities, convertible redeemable
  preferred stock and stockholders' equity ........   $67,770,314    $54,054,818
                                                      ===========    ===========

          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Year Ended      Year Ended      Year Ended
                                        December 31,    December 31,    December 31,
                                            2003            2002            2001
                                        ------------    ------------    ------------
Net sales to unrelated parties ......   $ 38,560,045    $ 18,179,970    $ 16,114,039
Net sales to related parties ........     25,882,770      41,893,200      27,453,591
                                        ------------    ------------    ------------
Total net sales .....................     64,442,815      60,073,170      43,567,630
Cost of goods sold ..................     47,889,762      44,633,195      31,678,663
                                        ------------    ------------    ------------
Gross profit ........................     16,553,053      15,439,975      11,888,967
Selling expenses ....................      3,706,143       2,126,227       1,639,263
General and administrative expenses .     11,028,291      10,269,672       8,940,593
Restructuring charges (Note 18) .....      7,700,047            --         1,561,623
                                        ------------    ------------    ------------
Total operating expenses ............     22,434,481      12,395,899      12,141,479

(Loss) income from operations .......     (5,881,428)      3,044,076        (252,512)
Interest expense, net ...............      1,196,110       1,269,365       1,396,612
                                        ------------    ------------    ------------

(Loss) income before income taxes ...     (7,077,538)      1,774,711      (1,649,124)
(Benefit) provision for income taxes      (2,332,880)        278,685        (423,373)
                                        ------------    ------------    ------------
Net (loss) income ...................   $ (4,744,658)   $  1,496,026    $ (1,225,751)
                                        ============    ============    ============

Less: Preferred stock dividends .....       (194,052)       (184,200)        (49,950)
                                        ------------    ------------    ------------
Net (loss) income available to common
   shareholders .....................   $ (4,938,710)   $  1,311,826    $ (1,275,701)
                                        ============    ============    ============

Basic (loss) earnings per share .....   $      (0.46)   $       0.14    $      (0.16)
                                        ============    ============    ============
Diluted (loss) earnings per share ...   $      (0.46)   $       0.14    $      (0.16)
                                        ============    ============    ============

Basic weighted average shares
   outstanding ......................     10,650,684       9,232,405       8,017,134
                                        ============    ============    ============

Diluted weighted average shares
   outstanding ......................     10,650,684       9,531,301       8,017,134
                                        ============    ============    ============


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                     CONVERTIBLE REDEEMABLE PREFERRED STOCK
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                              Preferred Stock         Preferred Stock          Preferred Stock
                                       Common Stock              Series A                Series B                  Series D
                                 -----------------------    -------------------   -----------------------    ----------------------
                                    Shares       Amount      Shares     Amount     Shares       Amount       Shares      Amount
                                 -----------    --------    --------   --------   --------    -----------    -------   ------------
BALANCE, JANUARY 1, 2001 .....     7,863,244    $  7,864        --     $   --      850,000    $ 1,400,000       --     $       --
   Preferred stock issued
     for equity investment ...          --          --          --         --         --             --         --             --
   Common stock issued upon
     exercise of options .....        15,000          15        --         --         --             --         --             --
   Issuance of warrants ......          --          --          --         --         --             --         --             --
   Common stock issued in
     acquisition of assets ...       125,000         125        --         --         --             --         --             --
   Acquisition of trademarks .       500,000         500        --         --     (850,000)    (1,400,000)      --             --
   Common stock issued in
     private placement
     transactions ............       266,666         267        --         --         --             --         --             --
   Tax benefit from exercise
     of stock options ........          --          --          --         --         --             --         --             --
   Preferred stock dividends .          --          --                                --             --         --             --
   Net loss ..................          --          --          --         --         --             --         --             --
                                 -----------    --------    --------   --------   --------    -----------    -------   ------------
BALANCE, DECEMBER 31, 2001 ...     8,769,910       8,771        --         --         --             --         --             --
   Common stock issued upon
     exercise of options .....        50,000          50                                                        --             --
   Acquisition of license
     rights ..................       150,000         150        --         --         --             --         --             --
   Common stock issued in
     private placement
     transactions ............       349,999         350        --         --         --             --         --             --
   Tax benefit from exercise
     of stock options ........          --          --          --         --         --             --         --             --
   Preferred stock dividends .          --          --                     --         --             --         --             --
   Net income ................          --          --          --         --         --             --         --             --
                                 -----------    --------    --------   --------   --------    -----------    -------   ------------
BALANCE, DECEMBER 31, 2002 ...     9,319,909       9,321        --         --         --             --         --             --
   Preferred stock issued in .          --          --          --         --         --             --      572,818     22,918,693
     private placement
     transaction
   Common stock cancelled in
     settlement agreement ....        (5,208)         (5)       --         --         --             --         --             --
   Common stock issued upon
     exercise of options .....       126,500         127        --         --         --             --         --             --
   Common stock issued in
     private placement
     transactions ............     2,025,000       2,025        --         --         --             --         --             --
   Common stock issued for
     services ................        42,000          42        --         --         --             --         --             --
   Tax benefit from exercise
     of stock options ........          --          --          --         --         --             --         --             --
   Preferred stock dividends .          --          --                     --         --             --         --             --
   Net loss ..................          --          --                     --         --             --         --             --
                                 -----------    --------    --------   --------   --------    -----------    -------   ------------
BALANCE, DECEMBER 31, 2003 ...    11,508,201    $ 11,510        --     $   --         --      $      --      572,818   $ 22,918,693
------------------------------   ===========    ========    ========   ========   ========    ===========    =======   ============


                                                                                   Preferred Stock
                                  Additional      Retained                            Series C
                                   Paid-In        Earnings                      --------------------
                                   Capital        (Deficit)        Total        Shares      Amount
                                 ------------    -----------    ------------    -------   ----------

BALANCE, JANUARY 1, 2001 .....   $ 11,737,810    $ 1,645,725    $ 14,791,399       --     $     --
   Preferred stock issued
     for equity investment ...           --             --              --      759,494    2,895,001
   Common stock issued upon
     exercise of options .....         19,485           --            19,500       --           --
   Issuance of warrants ......          5,170           --             5,170       --           --
   Common stock issued in
     acquisition of assets ...        499,875           --           500,000       --           --
   Acquisition of trademarks .      1,969,500           --           570,000       --           --
   Common stock issued in
     private placement
     transactions ............        799,731           --           799,998       --           --
   Tax benefit from exercise
     of stock options ........         17,400           --            17,400       --           --
   Preferred stock dividends .           --          (49,950)        (49,950)      --           --
   Net loss ..................           --        (1,225,75)      (1,225,75)      --           --
                                 ------------    -----------    ------------    -------   ----------
BALANCE, DECEMBER 31, 2001 ...     15,048,971        370,024      15,427,766    759,494    2,895,001
   Common stock issued upon
     exercise of options .....         64,948           --            64,998       --           --
   Acquisition of license
      rights .................        577,350           --           577,500       --           --
   Common stock issued in
     private placement
     transactions ............      1,029,647           --         1,029,997       --           --
   Tax benefit from exercise
     of stock options ........         55,096           --            55,096       --           --
   Preferred stock dividends .           --         (184,200)       (184,200)      --           --
   Net income ................           --        1,496,026       1,496,026       --           --
                                 ------------    -----------    ------------    -------   ----------
BALANCE, DECEMBER 31, 2002 ...     16,776,012      1,681,850      18,467,183    759,494    2,895,001
   Preferred stock issued in .        165,000           --        23,083,693       --           --
     private placement
     transaction
   Common stock cancelled in
     settlement agreement ....        (31,712)          --           (31,717)      --           --
   Common stock issued upon
     exercise of options .....        317,823           --           317,950       --           --
   Common stock issued in
     private placement
     transactions ............      6,333,475           --         6,335,500       --           --
   Common stock issued for
     services ................        166,698           --           166,740       --           --
   Tax benefit from exercise
     of stock options ........        163,060           --           163,060       --           --
   Preferred stock dividends .           --         (194,052)       (194,052)      --           --
   Net loss ..................           --       (4,744,65)      (4,744,65)       --           --
                                 ------------    -----------    ------------    -------   ----------
BALANCE, DECEMBER 31, 2003 ...   $ 23,890,356    $(3,256,860)     43,563,699    759,494   $2,895,001
------------------------------   ============    ===========    ============    =======   ==========

          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     Year Ended      Year Ended      Year Ended
                                                                    December 31,    December 31,    December 31,
                                                                        2003            2002            2001
                                                                    ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents
Cash flows  from  operating activities:
   Net (loss) income ............................................   $ (4,744,658)   $  1,496,026    $ (1,225,751)
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Depreciation and amortization ..............................      1,280,380       1,169,247       1,478,055
     (Increase) decrease in deferred income taxes ...............     (2,709,072)         16,671        (220,934)
     Loss on sale of assets .....................................           --            20,804         684,391
     Stock and warrants issued for services .....................        135,023            --             5,170
     Increase (decrease) in allowance for doubtful accounts .....      1,642,086        (167,140)        (80,599)
   Changes in operating assets and liabilities:
     Receivables, including related parties .....................       (392,522)     (9,534,894)        788,022
     Inventories ................................................      6,008,388      (2,654,527)     (2,497,580)
     Prepaid expenses and other current assets ..................     (1,524,823)       (191,396)        330,588
     Other assets ...............................................        (24,976)        (75,580)       (447,618)
     Accounts payable and accrued expenses ......................     (1,138,946)      3,197,895        (604,798)
     Deferred income ............................................     (1,027,984)      1,027,984            --
     Income taxes payable .......................................        411,420         254,663        (309,147)
                                                                    ------------    ------------    ------------
Net cash used in operating activities ...........................     (2,085,684)     (5,440,247)     (2,100,201)
                                                                    ------------    ------------    ------------
Cash flows from investing activities:
   Decrease (increase) in loans to related parties ..............        167,801            --          (251,489)
   Acquisition of property and equipment ........................     (2,683,857)     (1,290,087)       (534,873)
   Proceeds from sale of equipment ..............................           --            22,312         118,880
                                                                    ------------    ------------    ------------
Net cash used in investing activities ...........................     (2,516,056)     (1,267,775)       (667,482)
                                                                    ------------    ------------    ------------
Cash flows from financing activities:
   Bank overdraft ...............................................           --              --          (584,831)
   Proceeds from preferred stock issuance .......................     23,083,693            --         2,895,001
   Proceeds from common stock issuance ..........................      6,335,500       1,029,997         799,998
   Proceeds from exercise of stock options and warrants .........        317,950          64,998          19,500
   (Repayment) proceeds from bank line of credit, net ...........     (8,838,743)      6,521,480        (295,855)
   Proceeds from capital lease obligations ......................           --           125,000         207,240
   Payment of capital lease obligations .........................       (439,355)       (194,937)       (321,516)
   Proceeds from notes payable ..................................           --           500,000         180,000
   Repayment of notes payable ...................................     (1,700,000)     (1,100,000)       (212,999)
                                                                    ------------    ------------    ------------
Net cash provided by financing activities .......................     18,759,045       6,946,538       2,686,538
                                                                    ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents ............     14,157,305         238,516         (81,145)
Cash and cash equivalents, beginning of year ....................        285,464          46,948         128,093
                                                                    ------------    ------------    ------------
Cash and cash equivalents, end of year ..........................   $ 14,442,769    $    285,464    $     46,948
                                                                    ============    ============    ============
Supplemental  disclosures of cash flow information:
   Cash paid (received) during the year for:
     Interest paid ..............................................   $  1,149,357    $  1,203,663    $  1,312,805
     Interest received ..........................................   $       (179)           (180)         (2,430)
     Income taxes paid ..........................................   $    177,455    $      7,984    $     22,780
     Income taxes received ......................................   $   (212,082)   $       --      $    (10,389)
   Non-cash financing activity:
     Common stock issued in acquisition of assets ...............   $       --      $       --      $    500,000
     Common stock issued in acquisition of license rights .......   $       --      $    577,500    $       --
     Capital lease obligation ...................................   $  1,474,053    $       --      $       --
       Acquisition of trademarks:
          Common stock issued ...................................   $       --      $       --      $  1,970,000
          Preferred stock cancelled .............................   $       --      $       --      $  1,400,000
          Net assets acquired ...................................   $       --      $       --      $    670,000
          Cash paid .............................................   $       --      $       --      $    100,000

          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

         Tag-It Pacific, Inc. (the "Company") is the parent holding company of Tag-It, Inc., a California corporation, Tag-It Pacific (HK) Ltd., a BVI corporation, Tag-It de Mexico, S.A. de C.V., A.G.S. Stationery, Inc., a California corporation and Pacific Trim & Belt, Inc., a California corporation (collectively, the "Subsidiaries"), all of which were consolidated under a parent limited liability company on October 17, 1997 and became wholly-owned subsidiaries of the Company immediately prior to the effective date of the Company's initial public offering in January 1998. Immediately prior to the initial public offering, the outstanding membership units of Tag-It Pacific LLC were converted to 2,470,001 shares of Common Stock of the Company. In November 1998, the Company formed a wholly-owned subsidiary, Pacific Trim, SA de CV located in Tlaxcala, Mexico (now included in "Subsidiaries"). All the activities of this company were merged into Tag-It de Mexico, SA de CV, in 1999. In January 2000, the Company formed Tag-It Pacific Limited, a Hong Kong corporation, in April 2000, the Company formed Talon International, Inc., a Delaware corporation. All newly formed corporations are 100% wholly-owned Subsidiaries of Tag-It Pacific, Inc. Pacific Trim & Belt, Inc. was dissolved during 2000.

         All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders' equity and transaction gains and losses are recorded in the consolidated statement of income in the period incurred. During 2003, 2002 and 2001, foreign currency translation and transaction gains and losses were not material.

NATURE OF BUSINESS

         The Company specializes in the distribution of a full range of trim items to manufacturers of fashion apparel, specialty retailers and mass merchandisers. The Company acts as a full service outsourced trim management department for manufacturers of fashion apparel such as Abercrombie & Fitch, Tarrant Apparel Group, Kentucky Apparel and Azteca Production International. The Company also serves as a specified supplier of trim items to specific brands, brand licensees and retailers, including Abercrombie & Fitch, Express, Levi Strauss & Co., The Limited, Lerner and Miller's Outpost, among others. In addition, the Company distributes zippers under the TALON brand name to manufacturers for apparel brands and retailers such as Levi Strauss & Co., Wall-Mart, JC Penny and Tropical Sportswear, among others. In 2002, the Company created a new division under the TEKFIT brand name. This division develops and sells apparel components that utilize the patented Pro-Fit technology, including a stretch waistband. These products are sold to the same customers that are targeted by the Company's MANAGED TRIM SOLUTION and TALON zipper divisions.

REVENUE RECOGNITION

         The Company generates revenue primarily from two sources:

         o        Trim product sales, including zippers and waistbands, and

         o        Complete trim package sales under our MANAGED TRIM SOLUTION.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Trim product and trim package sales are recorded at the time of shipment, at which point title transfers to the customer, and when collection is reasonably assured.

COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"), issued by the FASB and effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There were no additional comprehensive income items for the years ended December 31, 2003, 2002 and 2001.

CLASSIFICATION OF EXPENSES

         COST OF SALES - Cost of good sold includes expenses primarily related to inventory purchases, customs, duty, freight and overhead expenses. Overhead expenses primarily consist of warehouse and operations salaries, and warehouse expenses.

         SELLING EXPENSE - Selling expenses primarily include royalty expense, selling salaries, commissions, marketing and other selling expenses, including travel and entertainment.

         GENERAL  AND  ADMINISTRATIVE  EXPENSES  -  General  and  administrative expenses primarily include administrative salaries, employee benefits, professional service fees, facility expenses, information technology, investor relations, travel and entertainment, depreciation, bad debts and other general corporate expenses.

SHIPPING AND HANDLING COSTS

         In accordance with Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, the Company records shipping and handling costs billed to customers as a component of revenue, and shipping and handling costs incurred by the Company for inbound and outbound freight are recorded as a component of cost of sales.

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Depreciation   of  property  and   equipment  is  computed   using  the
straight-line method based on estimated useful lives as follows:

         Furniture and fixtures                    5 years

         Machinery and equipment                   5 to 10 years

         Computer equipment                        5 years

         Leasehold improvements                    Term   of  the  lease  or the
                                                   estimated life of the related
                                                   improvements,   whichever  is
                                                   shorter.

         Films, dies, molds and art designs        3 to 5 years

IMPAIRMENT OF LONG-LIVED ASSETS

         On January 1, 2002, the Company adopted SFAS 142 which requires, among other things, that the Company no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2003, the net carrying amount of goodwill is $450,000, tradename is $4,110,750 and other intangible assets is $375,375. Management has determined that goodwill and tradename have indefinite lives. Amortization expense related to other intangibles amounted to $115,500 and $86,625 for the years ended December 31, 2003 and 2002.

 RECLASSIFICATION

         Certain reclassifications have been made to the prior year financial statements to conform with 2003 presentation.

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also gives the option to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees," or SFAS 123. The Company has chosen to account for stock-based compensation for employees utilizing the intrinsic value method prescribed in APB 25 and not the fair value method established by SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock. All stock options issued to employees had an exercise price not less than the fair market value of the Company's Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements for the years ended December 31, 2003, 2002 and 2001.

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

         All stock options issued to employees had an exercise price not less than the fair market value of the Company's Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements for the years ended December 31, 2003, 2002 and 2001. If compensation cost for stock-based compensation had been determined based on the fair market value of the stock options on their dates of grant in accordance with SFAS 123, the Company's net (loss) income and (loss) income per share for the years ended December 31, 2003, 2002 and 2001 would have amounted to the pro forma amounts presented below:

                                                       2003            2002              2001
                                                  -------------    -------------    -------------
Net (loss) income, as reported ................   $  (4,744,658)   $   1,496,026    $  (1,225,751)
Add:  Stock-based employee compensation expense
     included in reported net income, net of
     related tax effects ......................            --               --               --

Deduct:  Total stock-based employee
     compensation expense determined under fair
     value based methods for all awards, net of
     related tax effects ......................        (139,796)        (121,073)        (295,898)
                                                  -------------    -------------    -------------

Pro forma net (loss) income ...................   $  (4,884,454)   $   1,374,953    $  (1,521,649)
                                                  =============    =============    =============

(Loss) earnings per share:
     Basic - as reported ......................   $       (0.46)   $        0.14    $       (0.16)
     Basic - pro forma ........................   $       (0.48)   $        0.13    $       (0.20)

     Diluted - as reported ....................   $       (0.46)   $        0.14    $       (0.16)
     Diluted - pro forma ......................   $       (0.48)   $        0.13    $       (0.20)

         The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during 2003, 2002 and 2001; expected life of option of 1.5 years, expected volatility of 19% for 2003 and 2002 and 17% for 2001,

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

risk free interest rate of 3% for 2003 and 2002 and 5% for 2001 and a 0% dividend yield. The weighted average fair value at the grant date for such options is $.37, $.38 and $.37 per option for the years ended December 31, 2003, 2002 and 2001.

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

RESTRUCTURING CHARGES

         Upon approval of a restructuring plan by management, the Company records restructuring reserves for certain costs associated with facility closures and business reorganization activities as they are incurred or when they become probable and estimable. Such costs are recorded as a current liability. Restructuring costs associated with initiatives commenced prior to January 1, 2003 were recorded in compliance with Emerging Issues Task Force No. 94-3 as a current liability.

         For initiatives after December 31, 2002, the Company recorded restructuring reserves in compliance with SFAS 146, resulting in the recognition of employee severance and related termination benefits for recurring arrangements when they became probable and estimable and on the accrual basis for one-time benefit arrangements. The Company records other costs associated with exit activities as they are incurred. Employee severance and termination benefits are estimates based on agreements with the relevant union representatives or plans adopted by the Company that are applicable to employees not affiliated with unions. These costs are not associated with nor do they benefit continuing activities. Inherent in the estimation of these costs are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities. The Company reviews the status of restructuring activities on a quarterly basis and, if appropriate, records changes based on updated estimates.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB No. 104), "REVENUE RECOGNITION", which codifies, revises and rescinds certain sections of SAB No. 101, "REVENUE
Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, ACCOUNTING FOR CERTAIN INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("FAS 150"), which establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. FAS 150 requires an issuer to classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The Company adopted this Statement as of July 1, 2003 and it had no material impact on its financial statements.

         In April 2003, the FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("FAS No. 149"). FAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company does not have any contracts that are derivatives or that contain embedded derivatives.

         In January 2003, the FASB issued FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, an interpretation of Accounting Research Bulletins ("ARB") No. 51, CONSOLIDATED FINANCIAL STATEMENTS ("FIN 46"). FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have a material impact on the Company's financial position and results of operations.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -- TRANSITION AND DISCLOSURE ("FAS 148"), which amends Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("FAS 123"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of FAS 148 did not have a material impact on the Company's consolidated balance sheet or results of operations as the Company intends to continue to account for its equity based compensation plans using the intrinsic value method. The Company provided the interim disclosures required by FAS 148 beginning in the first quarter of 2003.

         In November 2002, the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS TO OTHERS, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The Company adopted this Statement as of January 1, 2003 and it had no material impact on its financial statements.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In June 2002, the FASB issued FAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses accounting for restructuring and similar costs. FAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. The Company adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. FAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. FAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, FAS No. 146 affects the timing of recognizing current and future restructuring costs as well as the amount recognized.

NOTE 2--EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


                               December 31, 2003                 December 31, 2002                     December 31, 2001
                      ----------------------------------   --------------------------------   ----------------------------------
Years ended:                                      Per                                Per                                  Per
                         Loss         Shares      Share      Income       Shares     Share       Loss         Shares      Share
                      (Numerator)  (Denominator)  Amount   (Numerator) (Denominator) Amount   (Numerator)  (Denominator)  Amount
                      -----------   ----------    ------   ----------    ---------   ------   -----------    ---------    ------
Basic earnings per
share:
    (Loss) income
    to common
    stockholders...   $(4,938,710)  10,650,684    $(0.46)  $1,311,826    9,232,405   $ 0.14   $(1,275,701)   8,017,134    $(0.16)

Effect of dilutive
securities:
    Options........         --          --          --          --         244,706      --          --           --          --
    Warrants.......         --          --          --          --          54,191      --          --           --          --

                      -----------   ----------    ------   ----------    ---------   ------   -----------     ---------   ------

(Loss) income
available to common
stockholders.......   $(4,938,710)  10,650,684    $(0.46)  $1,311,826    9,531,302   $ 0.14   $(1,275,701)   8,017,134    $(0.16)
                      ===========   ==========    ======   ==========    =========   ======   ===========    =========    ======


         Warrants to purchase 1,277,885 shares of common stock at between $0.71 and $5.06, options to purchase 1,978,000 shares of common stock at between $1.30 and $4.63, 759,494 shares of preferred Series C stock convertible at $4.94 per share, and convertible debt of $500,000 convertible at $4.50 per share were outstanding for the year ended December 31, 2003, but were not included in the computation of diluted earnings per share because the effect of exercise or conversion would have an antidilutive effect on earnings per share. For the year ended December 31, 2003, 572,818 shares of preferred Series D stock, convertible into 5,728,180 shares of common stock after shareholder approval on February 11, 2004, were not included in the computation of diluted earnings per share because the conversion contingency related to the preferred shares was not met.

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--DUE FROM FACTOR

         The Company has entered into a factoring agreement with East Asia Heller for the purchase of eligible receivables from its Hong Kong subsidiary, Tag-It Pacific Limited. The Company's factor purchases eligible accounts receivable and assumes the credit risk with respect to those accounts for which they have given their prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with the Company. The Company pays a fixed commission rate and may borrow up to 80% of its eligible accounts receivable. Interest is charged at 1.5% over the Hong Kong Dollar prime rate (6.5% and 5% at December 31, 2003 and
2002). As of December 31, 2003 and 2002, the amount factored with recourse and included in trade accounts receivable was approximately $316,000 and $241,000. Outstanding advances as of December 31, 2003 amounted to approximately $411,000 and are included in the line of credit balance. There were no outstanding advances as of December 31, 2002.

         The Company also has a factoring agreement with UPS Capital Global Trade Finance Corporation, whereby UPS Capital purchases eligible accounts receivable and assumes the credit risk with respect to those foreign accounts for which UPS Capital has given its prior approval. If UPS Capital does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. The Company pays a fixed commission rate and may borrow up to 85% of eligible accounts receivable under the credit facility. Included in due from factor as of December 31, 2003 and 2002 are trade accounts receivable factored without recourse of approximately $65,000 and $292,000. Included in due from factor are outstanding advances due to UPS Capital under this factoring arrangement amounting to approximately $55,000 and $248,000 at December 31, 2003 and 2002.

         The Company measures the value of its retained interest in receivables factored without recourse based on the fair value of the factored receivable at the time the sale is initiated. Fair value is determined based on management's estimate of the expected amount to be collected from the factored receivable. Adjustments to the fair value of the Company's retained interest in the factored receivable are made when management becomes aware of factors that could result in a reduction of the amount paid by the customer. Adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. The Company has not recorded any adjustments to reduce the carrying amount of its retained interest in factored receivables for the years ended December 31, 2003 and 2002.

NOTE 4--TRADE ACCOUNTS RECEIVABLE

         Trade accounts receivable and trade accounts receivable related parties are net of allowances for doubtful accounts and subsequent returns. For the years ended December 31, 2003 and 2002, the total allowance for doubtful accounts and subsequent returns was $2,043,571 and $401,485.

NOTE 5--INVENTORIES

         Inventories consist of the following:

                                                      Year Ended December 31,
                                                --------------------------------
                                                    2003                 2002
                                                -----------          -----------

Raw materials ........................          $    11,210          $    10,937
Work-in-process ......................                 --                 83,105
Finished goods .......................           17,085,669           23,011,225
                                                -----------          -----------

Total inventories ....................          $17,096,879          $23,105,267
                                                ===========          ===========

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Inventories at December 31, 2003 and 2002 include goods that are subject to buy back agreements with the Company's customers. The buyback agreements contain provisions related to the inventory purchased on behalf of the Company's customers. In the event that inventories remain with the Company in excess of six to nine months from the Company's receipt of the goods from its vendors, the customer is required to purchase the inventories from the Company under normal invoice and selling terms. Included in inventories at December 31, 2003 are inventories of approximately $6.5 million that are subject to buyback arrangements with Levi Strauss & Co., Tarrant Apparel Group, Azteca Production International (Note 17) and other customers.

NOTE 6--PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                        Year Ended December 31,
                                                     ---------------------------
                                                         2003            2002
                                                     -----------     -----------

Furniture and fixtures .........................     $   627,826     $   571,923
Machinery and equipment ........................       5,032,427       2,752,352
Computer equipment .............................       2,861,459       1,251,050
Leasehold improvements .........................         259,789         168,785
Films, dies, molds and art designs .............       1,958,883       1,838,364
                                                     -----------     -----------
                                                      10,740,384       6,582,474
Accumulated depreciation and amortization ......       4,595,521       3,628,773
                                                     -----------     -----------

Net property and equipment .....................     $ 6,144,863     $ 2,953,701
                                                     ===========     ===========

NOTE 7--GOODWILL AND OTHER INTANGIBLE ASSETS

         Intangible assets consist of goodwill, tradename and exclusive license and intellectual property rights. In accordance with SFAS No. 142, all of the Company's intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives. Goodwill and other intangible assets with indefinite lives are evaluated to determine if the fair value of the asset has decreased below its carrying value. At December 31, 2003, the Company evaluated its goodwill and tradename assets and determined that no impairment adjustment was necessary. Amortization expense of $50,000 recognized in 2001, would not have been recognized under SFAS No. 142.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Goodwill and other intangible assets as of December 31, 2003 and 2002 are as follows:

                                                      Year Ended December 31,
                                                  ------------------------------
                                                      2003              2002
                                                  -----------       -----------

Goodwill ...................................      $   500,000       $   500,000
Accumulated amortization ...................          (50,000)          (50,000)
                                                  -----------       -----------
Goodwill, net ..............................          450,000           450,000
                                                  -----------       -----------
Tradename ..................................        4,110,750         4,110,750
Accumulated amortization ...................             --                --
                                                  -----------       -----------
Tradename, net .............................        4,110,750         4,110,750
                                                  -----------       -----------
Exclusive license and intellectual
   property rights .........................          577,500           577,500
Accumulated amortization ...................         (202,125)          (86,625)
                                                  -----------       -----------
Exclusive license and intellectual
   property rights, net ....................          375,375           490,875
                                                  -----------       -----------
Intangible assets, net .....................      $ 4,936,125       $ 5,051,625
                                                  ===========       ===========

         There were no changes in the net carrying amounts of goodwill and tradename for the years ended December 31, 2003 and 2002.

         Amortization expense consists of the following:

                                                     Year Ended December 31,
                                              ----------------------------------
                                                2003         2002         2001
                                              --------     --------     --------

Goodwill ................................     $   --       $   --       $ 50,000
Tradename ...............................         --           --           --
Exclusive license and intellectual
   property rights ......................      115,500       86,625         --
Other intangible assets .................         --           --        128,333
                                              --------     --------     --------
                                              $115,500     $ 86,625     $178,333
                                              ========     ========     ========

         The weighted  average  amortization  period for intangible  assets with
definite  lives  is  five  years.   The  following  table  shows  the  estimated
amortization expense for these assets for each of the succeeding years:

YEARS ENDING DECEMBER 31,                                                AMOUNT
-------------------------                                               --------

2004 ......................................................             $115,500
2005 ......................................................              115,500
2006 ......................................................              115,500
2007 ......................................................               28,875
                                                                        --------
Total amortization expense ................................             $375,375
                                                                        ========

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Had SFAS No. 142 been in effect prior to January 1, 2002, the Company's reported net (loss) income and net (loss) income per share would have been as follows:

                                                           Year Ended December 31,
                                              ----------------------------------------------
                                                   2003             2002            2001
                                              -------------    -------------   -------------
Net (loss) income:
   Reported ...............................   $  (4,744,658)   $   1,496,026   $  (1,225,751)
   Goodwill amortization ..................            --               --            50,000
                                              -------------    -------------   -------------
   Adjusted ...............................   $  (4,744,658)   $   1,496,026   $  (1,175,751)
                                              =============    =============   =============

Basic net (loss) income per common share:
   Reported ...............................   $       (0.46)   $        0.14   $       (0.16)
   Effect of goodwill amortization ........            --               --              0.01
                                              -------------    -------------   -------------
   Adjusted ...............................   $       (0.46)   $        0.14   $       (0.15)
                                              =============    =============   =============

Diluted net (loss) income per common share:
   Reported ...............................   $       (0.46)   $        0.14   $       (0.16)
   Effect of goodwill amortization ........            --               --              0.01
                                              -------------    -------------   -------------
   Adjusted ...............................   $       (0.46)   $        0.14   $       (0.15)
                                              =============    =============   =============

NOTE 8--LINE OF CREDIT

         On May 30, 2001, the Company entered into a loan and security agreement with UPS Capital Global Trade Finance Corporation, providing for a working capital credit facility with a maximum available amount of $13 million. On November 17, 2003, the credit facility was amended to provide for a term loan of $6 million in addition to the revolving credit facility with a maximum availability of $7 million. The term loan provides for monthly payments beginning December 15, 2003 through March 1, 2004. The initial term of the
Agreement is three years and the facility is secured by all assets of the Company. The interest rate for the credit facility is at the prime rate plus 2% (6% at December 31, 2003) on advances and the prime rate plus 4% (8.25% at December 31, 2003) on the term loan. The credit facility requires the compliance with certain financial covenants including net worth, fixed charge coverage ratio and capital expenditures. At December 31, 2003, the Company was in compliance with its financial covenants. Availability under the UPS Capital credit facility is determined based on a defined formula related to eligible accounts receivable and inventory. There were no open letters of credit at December 31, 2003. There were $1,537,416 of open letters of credit at December 31, 2002.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9--SUBORDINATED DEMAND NOTES PAYABLE TO RELATED PARTIES

         Subordinated notes payable to related parties consist of the following:

                                                         Year Ended December 31,
                                                        ------------------------
                                                           2003          2002
                                                        ----------    ----------

Sixnotes  payable  issued in 1996,  four notes
   payable  issued in 1997,  and two notes
   payable issued in 1998 to officers and
   directors of the Company with no monthly
   payments and interest  rates ranging from
   7.5% to 10% annually, due and payable on
   the fifteenth day following delivery of
   written demand for payment ......................    $   85,176    $   85,176


Convertible  secured note payable to the
   Company's  Chairman  bears  interest at
   11%, payable quarterly, is due on demand
   and convertible into common stock at the
   election of the holder at a rate of $4.50
   per share, the market value of the Company's
   common stock on the date of approval by the
   Company's Board of Directors. The note is
   secured by substantially all of the Company's
   assets ..........................................       500,000       500,000

Unsecured notes payable to  shareholders,
   directors and officers of the Company accrue
   interest at 7%, 7.5% and 8.5% per annum,
   principal and interest due on demand and
   fifteen days from demand ........................       264,795       764,795
                                                        ----------    ----------

                                                        $  849,971    $1,349,971
                                                        ==========    ==========

         The  notes  are   subordinate  to  UPS  Capital  Global  Trade  Finance
Corporation under the Company's line of credit facility. Interest expense related to the subordinated notes payable to related parties for the years ended December 31, 2003, 2002 and 2001 amounted to $88,102, $88,102 and $88,103.
Included in accrued expenses at December 31, 2003 and 2002 was $373,530 and $285,428 of accrued interest related to these notes. There was no interest paid on the subordinated notes for the years ended December 31, 2003 and 2002.

         On February 28, 2003, the Company re-paid an unsecured note payable to a shareholder in the amount of $500,000.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--CAPITAL LEASE OBLIGATIONS

         The Company financed equipment purchases through various capital lease obligations expiring through June 2006. These obligations bear interest at various rates ranging from 8% to 15% per annum. Future minimum annual payments under these capital lease obligations are as follows:

YEARS ENDING DECEMBER 31,                                              AMOUNT
-------------------------                                           -----------

2004 ....................................................           $   632,285
2005 ....................................................               511,545
2006 ....................................................               175,567
                                                                    -----------
Total payments ..........................................             1,319,397
Less amount representing interest .......................              (105,464)
                                                                    -----------
Balance at December 31, 2003 ............................             1,213,933
Less current portion ....................................               562,742
                                                                    -----------

Long-term portion .......................................           $   651,191
                                                                    ===========

         At December 31, 2003, total equipment, included in property and equipment (Note 6), under capital lease obligations and related accumulated depreciation amounted to $2,198,390 and $650,878. At December 31, 2002, total equipment, included in property and equipment, under capital lease obligations and related accumulated depreciation amounted to $729,342 and $482,414.

NOTE 11--STOCKHOLDERS' EQUITY AND CONVERTIBLE REDEEMABLE PREFERRED STOCK

PREFERRED STOCK

SERIES D PREFERRED STOCK PRIVATE PLACEMENT TRANSACTION

         On December 18, 2003, the Company sold an aggregate of 572,818 shares of non-voting Series D Convertible Preferred Stock, at a price of $44.00 per share, to institutional investors and individual accredited investors in a private placement transaction. The Company received net proceeds of $23,083,693 after commissions and other offering expenses. The Series D Convertible
Preferred Stock is convertible after approval at a special meeting of stockholders at a rate of 10 common shares for each share of Series D Convertible Preferred Stock. Except as required by law, the Preferred Shares have no voting rights. The Preferred Shares accrue dividends, commencing on June 1, 2004, at an annual rate of 5% of the initial stated value of $44.00 per share, payable quarterly. In the event of a liquidation, dissolution or winding-up of the Company, the Preferred Shares will be entitled to receive, prior to any distribution on the common stock, a distribution equal to the initial stated value of the Preferred Shares plus all accrued and unpaid dividends.

         At a special meeting of stockholders held on February 11, 2004, the stockholders of the Company approved the issuance of 5,728,180 shares of common stock upon conversion of the Series D Preferred Stock. At the conclusion of the meeting, all of the shares of the Series D Convertible Preferred Stock automatically converted into common shares.

         The Company has registered the common shares issued upon conversion of the Series D Convertible Preferred Stock with the Securities and Exchange Commission for resale by the investors. In conjunction with the private placement transaction, the Company issued a warrant to purchase 572,818 common shares to the placement agent. The warrant is exercisable beginning June 18, 2004 through December 18, 2008. The fair value of the warrant was estimated at approximately $165,000 utilizing the Black-Scholes option-pricing model.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SERIES  C  PREFERRED  STOCK  PURCHASE  AGREEMENT  AND  CO-MARKETING  AND  SUPPLY
AGREEMENT

         In accordance with the Series C Preferred Stock Purchase Agreement entered into by the Company and Coats North America Consolidated, Inc. ("Coats") on September 20, 2001, the Company issued 759,494 shares of Series C Convertible Redeemable Preferred Stock (the "Shares") to Coats North America Consolidated, Inc. in exchange for an equity investment from Coats of $3,000,001 cash. The Shares are convertible at the option of the holder after one year at the rate of the closing price multiplied by 125% of the ten-day average closing price prior to closing. The Shares are redeemable at the option of the holder after four years. If the holders elect to redeem the Shares, the Company has the option to redeem for cash at the stated value of $3,000,001 or in the form of the Company's common stock at 85% of the market price of the Company's common stock on the date of redemption. If the market price of the Company's common stock on the date of redemption is less than $2.75 per share, the Company must redeem for cash at the stated value of the Shares. The Company can elect to redeem the Shares at any time for cash at the stated value. The Preferred Stock Purchase Agreement provides for cumulative dividends at a rate of 6% of the stated value per annum, payable in cash or the Company's common stock. The dividends are payable at the earlier of the declaration of the Board, conversion or redemption. Each Preferred Share has the right to vote for each of the Company's common shares that the Shares could then be converted into on the record date. Total legal and other costs associated with this transaction of $105,000 were netted against the $3,000,001 proceeds received from Coats. Dividends accrued but unpaid at December 31, 2003 and 2002 amounted to $428,202 and $234,150.

         In connection with the Series C Preferred Stock Purchase Agreement, the Company also entered into a 10-year Co-Marketing and Supply Agreement with Coats. The Co-Marketing and Supply Agreement provides for selected introductions into Coats' customer base and the Company's trim packages will exclusively offer thread manufactured by Coats.

         On February 25, 2004, the holders of the Series C Preferred Stock converted all 759,494 shares of Series C Preferred Stock, plus $458,707 of accrued dividends, into 700,144 shares of common stock.


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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Under the Asset Purchase Agreement, the Company issued to Talon, Inc. 500,000 shares of common stock, par value $0.001 per share, a promissory note in the amount of $4,900,000 and $100,000 in cash held in escrow. The Asset Purchase Agreement required Talon, Inc. to place 50,000 shares of the Company's common stock and $100,000 in escrow for a period of 12 months to satisfy any indemnification claims the Company may have under the Asset Purchase Agreement. The common stock was valued at the market value of the Company's stock on the date of closing. The promissory note is unsecured, bears interest at prime plus 2% (6.25% at December 31, 2003) and is subordinated to the Company's obligations under its senior credit facility with UPS Capital Global Trade Finance Corporation. In connection with the Asset Purchase Agreement, the Company also entered into a mutual release with Talon, Inc. and GICISA pursuant to which Talon, Inc. and GICISA released the Company from its obligations under the unsecured note payable of $2,830,024 dated September 30, 2000 and other current liabilities under the Exclusive License and Distribution Agreement. Further, 850,000 shares of the Company's series B convertible preferred stock held by GICISA were cancelled at the closing of the Asset Purchase Agreement.

         Future minimum annual payments under the subordinated note payable are as follows:

YEARS ENDING DECEMBER 31,                                               AMOUNT
-------------------------                                             ----------

2004 .....................................................            $1,200,000
2005 .....................................................             1,400,000
                                                                      ----------
Balance at December 31, 2003 .............................             2,600,000
Less current portion .....................................             1,200,000
                                                                      ----------

Long-term portion ........................................            $1,400,000
                                                                      ==========

COMMON STOCK

2003 PRIVATE PLACEMENT

         On May 30, 2003, the Company raised approximately $6,037,500 in a private placement transaction with five institutional investors. Pursuant to a securities purchase agreement with these institutional investors, the Company sold 1,725,000 shares of its common stock at a price per share of $3.50. After commissions and expenses, the Company received net proceeds of approximately $5.5 million. The Company has registered the shares issued in the private placement with the Securities and Exchange Commission for resale by the investors. In conjunction with the private placement transaction, the Company

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issued warrants to purchase 172,500 shares of common stock to the placement agent. The warrants are exercisable beginning August 30, 2003 through May 30, 2008 and have a per share exercise price of $5.06.

STOCK GRANT AGREEMENTS

         Pursuant to Stock Grant Agreements between the Company and Herman Roup, dated December 1, 2001, January 1, 2002 and July 17, 2002, the Company issued to Mr. Roup an aggregate of 42,000 shares of common stock during the year ended December 31, 2003 and 20,500 shares of common stock in 2004 for services provided to the Company valued at $166,740 and $74,825 in 2003 and 2004, respectively.

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

         Future minimum annual royalty payments due under the Agreement are as follows:

YEARS ENDING DECEMBER 31,                                                AMOUNT
-------------------------                                               --------

2004 .....................................................              $   --
2005 .....................................................               144,315
2006 .....................................................               225,000
                                                                        --------

Total minimum royalties ..................................              $369,315
                                                                        ========

2002 PRIVATE PLACEMENTS

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         In 2000, the Company's Board of Directors further amended its 1997 Stock Incentive Plan to provide for a total of 1,777,500 shares of common stock to be reserved for issuance under the Plan. During the year ended December 31, 2000, the Company granted 401,500 options to purchase common stock at exercise prices ranging between $3.75 and $4.625 per share, the closing price of the Company's common stock on the date of grants.

         In 2001, the Company's Board of Directors further amended its 1997 Stock Incentive Plan to provide for a total of 2,077,500 shares of common stock to be reserved for issuance under the Plan. During the year ended December 31, 2001, the Company granted 485,000 options to purchase common stock at

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exercise prices ranging between $3.64 and $4.32 per share, the closing price of the Company's common stock on the date of grants.

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

         In 2003, the Company's Board of Directors further amended its 1997 Stock Incentive Plan to provide for a total of 2,577,500 shares of common stock to be reserved for issuance under the Plan. During the year ended December 31, 2003, the Company granted 510,000 options to purchase common stock at exercise prices of $3.50 and $3.70 per share, the closing price of the Company's common stock on the date of grants.

         The following table summarizes the activity in the 1997 Plan:

                                                                        Weighted
                                                                         Average
                                                      Number of         Exercise
                                                        Shares           Price
                                                      ----------        --------

Options outstanding - January 1, 2001 .........        1,160,500        $   3.37
     Granted ..................................          485,000            3.82
     Exercised ................................          (15,000)           1.30
     Canceled .................................          (84,500)           4.24
                                                      ----------        --------

Options outstanding - December 31, 2001 .......        1,546,000            3.39
     Granted ..................................          270,000            3.63
     Exercised ................................          (50,000)           1.30
     Canceled .................................          (32,500)           3.40
                                                      ----------        --------

Options outstanding - December 31, 2002 .......        1,733,500            3.48
     Granted ..................................          510,000            3.59
     Exercised ................................         (126,500)           2.51
     Canceled .................................         (139,000)           3.84
                                                      ----------        --------

Options outstanding - December 31, 2003 .......        1,978,000        $   3.55
                                                      ==========        ========

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Additional   information   relating  to  stock   options  and  warrants
outstanding and exercisable at December 31, 2003, summarized by exercise price is as follows:

                        Outstanding Weighted Average        Exercisable
                                                          Weighted Average
                       ------------------------------    -------------------
     Exercise                       Life     Exercise               Exercise
 Price Per Share         Shares     (years)    Price      Shares      Price
------------------     ---------   -------   --------   ---------   --------
$ 0.71 (warrants)         39,235     4.0      $ 0.71       39,235    $ 0.71
$ 1.30                   255,000     4.5      $ 1.30      255,000    $ 1.30
$ 4.31                   317,000     6.0      $ 4.31      317,000    $ 4.31
$ 4.63                   105,000     6.0      $ 4.63      105,000    $ 4.63
$ 3.78                   126,000     7.5      $ 3.78      126,000    $ 3.78
$ 4.25                   130,000     6.5      $ 4.25      127,188    $ 4.25
$ 4.50                    15,000     6.5      $ 4.50       13,125    $ 4.50
$ 3.75                   149,000     7.0      $ 3.75      149,000    $ 3.75
$ 3.63                   230,000     9.0      $ 3.63      207,500    $ 3.63
$ 3.64                   146,000     8.0      $ 3.64      146,000    $ 3.64
$ 3.50                   285,000     9.3      $ 3.50      263,750    $ 3.50
$ 3.70                   220,000     9.3      $ 3.70      120,750    $ 3.70
$ 3.65 (warrants)         10,000     0.6      $ 3.65       10,000    $ 3.65
$ 5.00 (warrants)         20,000     0.5      $ 5.00       20,000    $ 5.00
$ 4.57 (warrants)          5,000     0.5      $ 4.57        5,000    $ 4.57
$ 4.34 (warrants) (1)    229,166     2.3      $ 4.34      229,166    $ 4.34
$ 4.73 (warrants) (1)    229,166     2.3      $ 4.73      229,166    $ 4.73
$ 4.74 (warrants)        572,818     5.0      $ 4.74            -    $ 4.74
$ 5.06 (warrants)        172,500     4.5      $ 5.06      172,500    $ 5.06
                       ---------                        ---------
                       3,255,885     6.0      $ 3.95    2,535,380    $ 3.79
                       =========                        =========
----------
(1) The exercise price of these warrants includes an upward adjustment of 25% of the amount, if any, that the market price of the Company's common stock on the exercise date exceeds the stated exercise price, up to a maximum of $5.25.


NOTE 13--INCOME TAXES

         The components of the (benefit) provision for income taxes included in the consolidated statements of operations are as follows:

                                             Year Ended December 31,
                                -----------------------------------------------
                                    2003              2002              2001
                                -----------       -----------       -----------
Current:
     Federal .............      $   360,000       $   222,713       $  (172,073)
     State ...............           16,193            39,301           (30,366)
                                -----------       -----------       -----------
                                    376,193           262,014          (202,439)
Deferred:
     Federal .............       (2,302,711)           14,170          (187,794)
     State ...............         (406,362)            2,501           (33,140)
                                -----------       -----------       -----------
                                 (2,709,073)           16,671          (220,934)
                                -----------       -----------       -----------
                                $(2,332,880)      $   278,685       $  (423,373)
                                ===========       ===========       ===========

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A reconciliation of the statutory Federal income tax rate with the Company's effective income tax rate is as follows:

                                                      Year Ended December 31,
                                                    --------------------------
                                                     2003      2002      2001
                                                    ------    ------    ------
Current:
    Federal statutory rate .....................     (34.0)%    34.0%    (34.0)%
    State taxes net of Federal benefit .........      (6.0)      6.0      (6.0)
    Income earned from foreign subsidiaries ....       6.4     (18.2)      1.2
    Utilization of NOL benefit .................       --        --       15.7
    Exercise of stock options ..................       2.3      (3.1)      1.1
    Other ......................................      (1.7)     (3.0)     (3.7)
                                                    ------    ------    ------
                                                     (33.0)%    15.7%    (25.7)%
                                                    ======    ======    ======

         (Loss) income before income taxes are as follows:

                                            Year Ended December 31,
                              -------------------------------------------------
                                  2003               2002               2001
                              -----------        -----------        -----------

Domestic ..............       $(9,303,639)       $   428,473        $(1,400,553)
Foreign ...............         2,226,101          1,346,238           (248,571)
                              -----------        -----------        -----------
                              $(7,077,538)       $ 1,774,711        $(1,649,124)
                              ===========        ===========        ===========

         The primary components of temporary differences which give rise to the Company's deferred tax assets and deferred tax liabilities are as follows:

                                                      Year Ended December 31,
                                                   ----------------------------
                                                       2003            2002
                                                   -----------      -----------
Net deferred tax asset:
     Net operating loss carryforwards ........     $ 3,447,744      $   334,292
     Dies, film and art library ..............         (22,959)         (37,766)
     Depreciation and amortization ...........         199,629           42,951
     Intangible assets .......................        (347,240)        (173,620)
     Bad debt reserve ........................         584,481          (75,737)
     Related Party Interest ..................          72,165             --
     Other ...................................         (14,820)             808
                                                   -----------      -----------
                                                     3,919,000           90,928
     Less:  Valuation Allowance ..............      (1,119,000)            --
                                                   -----------      -----------
                                                   $ 2,800,000      $    90,928
                                                   ===========      ===========

         At December 31, 2003, Tag-It Pacific, Inc. had Federal and state NOL carryforwards of approximately $9,243,000 and $5,084,000, respectively. The Federal NOL is available to offset future taxable income through 2023, and the state NOL expires in 2013. The Company's ability to utilize NOL carryforwards are dependent upon the Company's ability to generate taxable income in the future.

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 14--COMMITMENTS AND CONTINGENCIES

EXCLUSIVE SUPPLY AGREEMENT

         On July 12, 2002, the Company entered into an exclusive supply agreement with Levi Strauss & Co. ("Levi"). In accordance with the supply agreement, the Company is to supply Levi with stretch waistbands, various other trim products, garment components, equipment, services and technological know-how. The supply agreement has an exclusive term of two years and provides for minimum purchases of stretch waistbands, various other trim products, garment components and services from the Company of $10 million over the two-year period. The supply agreement also appoints Talon as an approved zipper supplier to Levi.

         The Company recognizes revenue at the time goods are shipped, at which point title transfers to the customer, and collection is reasonably assured. Total deferred income at December 31, 2002 amounted to $1,027,984 and was fully recognized into revenue in 2003.

LEASES

         The Company is a party to a number of non-cancelable operating lease agreements involving buildings and equipment which expire at various dates through December 2007. The Company accounts for its leases in accordance with SFAS No. 13, whereby step provisions, escalation clauses, tenant improvement allowances, increases based on an existing index or rate, and other lease concessions are accounted for in the minimum lease payments and are charged to the income statement on a straight line basis over the related lease term.

         The future minimum lease commitments as of December 31, 2003 are as follows:

YEARS ENDING DECEMBER 31,                                               AMOUNT
-------------------------                                             ----------
2004 ....................................................             $  721,211
2005 ....................................................                601,039
2006 ....................................................                324,845
2007 ....................................................                 13,760
                                                                      ----------
   Total minimum payments ...............................             $1,660,855
                                                                      ==========

         Total rental expense for the years ended December 31, 2003, 2002 and 2001 aggregated $966,867, $820,194 and $766,962, respectively.

PROFIT SHARING PLAN

         In October 1999, the Company established a 401(k) profit-sharing plan for the benefit of qualified employees. The Company may make annual contributions to the plan as determined by the Board of Directors. There were no contributions made during the years ended December 31, 2003, 2002 and 2001.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINGENCIES

         The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         On December 31, 2002, the Company indirectly guaranteed the indebtedness of two of its suppliers through the issuance by a related party of letters of credit to purchase goods and equipment totaling $1.5 million. Financing costs due to this related party amounted to approximately $15,000. The letters of credit expired on March 27, 2003 and June 26, 2003. There were no letters of credit outstanding as of December 31, 2003.

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

NOTE 15--GEOGRAPHIC INFORMATION

         The Company specializes in the distribution of a full range of trim items to manufacturers of fashion apparel, specialty retailers and mass merchandisers. There is not enough difference between the types of products developed and distributed by the Company to account for these products separately or to justify segmented reporting by product type.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company distributes its products internationally and has reporting requirements based on geographic regions. Revenues and long-lived assets are attributed to countries based on the location of the customer as follows:

                                                Year Ended December 31,
                                     -------------------------------------------
                                         2003            2002            2001
                                     -----------     -----------     -----------
Sales:
     United States .............     $ 7,899,890     $ 8,709,833     $14,494,035
     Asia ......................      12,308,093       5,436,927       1,984,103
     Mexico ....................      28,811,197      44,087,714      27,089,492
     Dominican Republic ........      15,423,635       1,838,696            --
                                     -----------     -----------     -----------
                                     $64,442,815     $60,073,170     $43,567,630
                                     ===========     ===========     ===========
Long-lived Assets:
     United States .............     $ 8,594,804     $ 6,998,595     $ 6,610,522
     Asia ......................       1,243,388         117,534         199,064
     Mexico ....................         267,704         308,671         344,129
     Dominican Republic ........         975,092         580,526            --
                                     -----------     -----------     -----------
                                     $11,080,988     $ 8,005,326     $ 7,153,715
                                     ===========     ===========     ===========

NOTE 16--MAJOR CUSTOMERS & VENDORS

         Three major customers, two of which are related parties, accounted for approximately 64.1% of the Company's net sales on a consolidated basis for the year ended December 31, 2003. Two major customers, both related parties, accounted for approximately 69.7% and 63.0% of the Company's net sales on a consolidated basis for the years ended December 31, 2002 and 2001. Included in trade accounts receivable and accounts receivable related parties at December 31, 2003 is $1,524,211 and $11,721,465 due from these customers. Included in trade accounts receivable related parties at December 31, 2002 is $14,770,466 due from these customers. Terms are net 30 and 60 days. The Company holds inventories of approximately $6.5 million at December 31, 2003 that are subject to buyback arrangements with its customers. The Company's results of operations will depend to a significant extent upon the commercial success of these customers. If these customers fail to purchase trim products at anticipated levels, or the relationship terminates, it may have an adverse affect on the Company's results of operations. If the financial condition of these customers were to deteriorate, resulting in an impairment of their ability to purchase inventories or repay receivables, it may also have an adverse affect on the Company's results of operations.

         Two major vendors, one a related party, accounted for approximately 43.2% of the Company's purchases for the year ended December 31, 2003. One major vendor, a related party, accounted for approximately 30.6% and 57.6% of the Company's purchases for the years ended December 31, 2002 and 2001. Included in accounts payable and accrued expenses at December 31, 2003 and 2002 is $607,179 and $3,684,660 due to these vendors. Terms are sight and 60 days.

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

         A former Director of the Company controls a financial advisory firm, Averil Associates, Inc. ("Averil Associates"), which has performed various services for the Company including investigation of strategic financing and other corporate growth initiatives. As consideration for such services, AGS Stationery paid

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Averil Associates the aggregate amount of $26,123, plus out of pocket expenses. As additional compensation for such services, in 1997, AGS Stationery granted to Chloe Holdings, Inc., an affiliate of Averil Associates, warrants to purchase up to 135 shares of Common Stock of AGS Stationery. Effective upon the Conversion, the Chloe Warrants became exercisable for 22,841 shares of the Common Stock of the Company at $0.76 per share and the Company also paid Averil Associates an additional $175,000 upon consummation of the Company's initial public offering for services rendered in connection therewith. The Chloe warrants were exercised in November 1999. On September 10, 2001, the Company issued an additional 20,000 warrants to Chloe Holdings, Inc. for consulting services provided to the Company. The warrants are exercisable at $5.00 per share and expire on July 18, 2004. Consulting fees paid to Averil Associates for the years ended December 31, 2003, 2002 and 2001 amounted to $0, $0 and $366,000.

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

         Commencing in December 1998, the Company began to provide trim products to Tarrant for its operations in Mexico. In connection therewith, the Company purchased $2.25 million of Tarrant's existing inventory in December 1998 for resale to Tarrant. Commencing in December 2000, the Company began to provide trim products to Azteca Production International, Inc. for its operations in Mexico. In connection therewith, the Company purchased $4.0 million of Azteca's existing inventory in December 2000 for resale to Azteca.

         Total sales to Tarrant and Azteca and their affiliates for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $25,883,000, $41,893,000 and $27,454,000. As of December 31, 2003 and 2002, accounts receivable related parties included approximately $11,721,000 and $14,770,000 due from Tarrant and Azteca and their affiliates. Terms are net 60 days.

         Transportation fees paid to a company that has common ownership with Azteca for the years ended December 31, 2003, 2002 and 2001 amounted to $210,000, $225,000 and $15,000.

         Included in due from related parties at December 31, 2003 and 2002 is $762,076 and $870,251, respectively, of unsecured notes and advances to officers, members of the Board of Directors and stockholders of the Company. The notes and advances bear interest at 7.5%, 8.5% and prime and are due on demand.

         In August 1999, Mark Dyne, Chairman of the Board of Directors, loaned the Company $160,000. This indebtedness is evidenced by an unsecured promissory note dated August 17, 1999. The principal, which bears an interest rate at 7% per annum, and interest are due and payable on demand. The Company repaid $95,205 of the principal balance during the year ended December 31, 2001.

         Transportation fees paid to a company that has common ownership with Mark Dyne, Chairman of the Board of Directors, for the year ended December 31, 2003 amounted to $20,000.

         Consulting fees paid to Diversified Investments, a company owned by a member of the Board of Directors of the Company, amounted to $137,000, $150,000 and $150,000 for the years ended December 31, 2003, 2002 and 2001.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Consulting fees paid for services provided by a member of the Board of Directors amounted to $41,300, $70,800 and $64,900 for the years ended December 31, 2003, 2002 and 2001.

         On February 1, 2001, options to purchase 15,000 shares of the Company's common stock held by a former director of the Company were exercised.

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

NOTE 18 -RESTRUCTURING CHARGES

2003 RESTRUCTURING PLAN

         During the fourth quarter of 2003, the Company implemented a plan to restructure certain business operations. In accordance with the restructuring plan, the Company incurred costs related to the reduction of its Mexico operations, including the relocation of its Florida operations to North Carolina and the downsizing of its corporate operations by eliminating certain corporate expenses related to operations, sales and marketing and general and administrative expenses. The reduction of operations in Mexico was in response to the following:

         o An anticipated reduction in sales volume from the Company's larger Mexico customers;

         o The Company's efforts to decrease its reliance on its larger Mexico customers;

         o The difficulty in obtaining financing in Mexico due to the location of assets outside the U.S. and customer concentration and other limits imposed by financial institutions.

         The reduction of operations in Mexico is estimated to reduce the Company's working capital requirements and improve its cash flow, among other things.

         Total restructuring charges for the year ended 2003 amounted to $7,700,047. Restructuring charges include approximately $4.3 million of inventory write-downs, $1.6 million of additional reserves for doubtful accounts receivable, $1 million of costs incurred related to the reduction of operations in Mexico, including the relocation of inventory and facilities, $500,000 of benefits paid to terminated employees and $300,000 of other costs. The Company does not anticipate any further charges as a result of this restructuring plan. All restructuring costs were incurred and paid for in the fourth quarter of 2003 and, therefore, there are no liabilities related to restructuring charges included in the balance sheet at December 31, 2003.

         Restructuring charges for the year ended December 31, 2003 related to the following expense categories included in the Company's statement of operations are as follows:

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Amount
                                                                      ----------

Cost of goods sold ........................................           $4,931,218
Selling expenses ..........................................              143,442
General and administrative expenses .......................            2,625,387
                                                                      ----------
Total restructuring charges ...............................           $7,700,047
                                                                      ==========


2001 RESTRUCTURING PLAN

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

NOTE 19 - QUARTERLY RESULTS (UNAUDITED)

         Quarterly results for the years ended December 31, 2003 and 2002 are reflected below:

                                       FOURTH(1)        THIRD          SECOND         FIRST
----------------------------------------------------------------------------------------------
2003
----
Revenue .........................   $ 12,884,512    $ 16,467,896   $ 20,731,573   $ 14,358,834
Operating (loss) income .........   $ (8,363,491)   $    431,311   $  1,278,819   $    771,933
Net (loss) income ...............   $ (5,949,360)   $     95,170   $    748,664   $    360,868
Basic (loss) earnings per share .   $      (0.52)   $       0.00   $       0.07   $       0.03
Diluted (loss) earnings per share   $      (0.52)   $       0.00   $       0.07   $       0.03

2002
----
Revenue .........................   $ 14,604,864    $ 16,349,906   $ 19,793,344   $  9,325,056
Operating income ................   $    198,519    $    803,781   $  1,707,431   $    334,345
Net income ......................   $     51,780    $    343,931   $  1,046,303   $     54,012
Basic earnings per share ........   $       0.00    $       0.03   $       0.11   $       0.00
Diluted earnings per share ......   $       0.00    $       0.03   $       0.10   $       0.00

----------

         (1) The Company recorded a Restructuring Charge of $7.7 million during the fourth quarter of 2003.

         Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

         INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT ON SCHEDULE II

To the Board of Directors
Tag-It Pacific, Inc.
Los Angeles, California

The audits referred to in our report, dated March 8, 2004, included the related financial statement schedule as of December 31, 2003, and for each of the three years in the period ended December 31, 2003, included in the annual report on Form 10-K of Tag-It Pacific, Inc. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



                                            BDO Seidman, LLP



Los Angeles, California
March 8, 2004

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                COLUMN A                COLUMN B     COLUMN C    COLUMN D     COLUMN E
                --------                --------     --------    --------     --------
                                       Balance at                            Balance at
                                       Beginning                               End of
               DESCRIPTION              of year     Additions   Deductions      Year
               -----------             ----------   ---------   ----------   ----------
2003
----
Allowance for doubtful accounts
deducted from accounts receivable
in the balance sheet... ...........    $  401,485   $1,822,116  $  180,030   $2,043,571
Reserve for obsolescence
deducted from inventories on
the balance sheet..................       155,500    4,665,000   4,820,500            -
                                       ----------   ----------  ----------   ----------
                                       $  556,985   $6,487,116  $5,000,530   $2,043,571
                                       ==========   ==========  ==========   ==========
2002
----
Allowance for doubtful accounts
deducted from accounts receivable
in the balance sheet...............    $  568,625      743,113  $  910,253   $  401,485
Reserve for obsolescence
deducted from inventories on
the balance sheet..................             -      155,500           -      155,500
                                       ----------   ----------  ----------   ----------
                                       $  568,625   $  898,613  $  910,253   $  556,985
                                       ==========   ==========  ==========   ==========
2001
----
Allowance for doubtful accounts
deducted from accounts receivable
in the balance sheet...............    $  299,224   $  600,200  $  330,799   $  568,625

Reserve for obsolescence
deducted from inventories on
the balance sheet..................             -    1,058,016   1,058,016            -
                                       ----------   ----------  ----------   ----------
                                       $  299,224   $1,658,216  $1,388,815   $  568,625
                                       ==========   ==========  ==========   ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

         Within 90 days prior to the filing of this report, members of the Company's management, including the Company's Chief Executive Officer, Colin Dyne, and Chief Financial Officer, Ronda Ferguson, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, Mr. Dyne and Ms. Ferguson concluded that the Company's disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its SEC disclosure obligations.

CHANGES IN CONTROLS AND PROCEDURES

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item 10 will appear in the proxy statement for the 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         Information regarding executive compensation will appear in the proxy statement for the 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in the proxy statement for the 2004 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information regarding certain relationships and related transactions will appear in the proxy statement for the 2004 Annual Meeting of Stockholders, and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Information regarding principal accountant fees and services will appear in the proxy statement for the 2004 Annual Meeting of Stockholders, and is incorporated by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) FINANCIAL STATEMENTS - See Item 8 of this Form 10-K annual report.

         (b)      Reports on Form 8-K:

                  Current Report on Form 8-K, reporting item 7 and 12, as filed on November 14, 2003.

                  Current Report on Form 8-K, reporting item 5 and 7, as filed on December 22, 2003.

         (c)      Exhibits:

                  See Exhibit Index attached to this Form 10-K annual report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TAG-IT PACIFIC, INC.

                                       /S/ RONDA FERGUSON
                                       --------------------------------
                                       By:      Ronda Ferguson
                                       Its:     Chief Financial Officer


                                POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints Colin Dyne and Ronda Ferguson, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                          TITLE                      DATE
         ---------                          -----                      ----

     /S/ MARK DYNE                 Chairman of the Board          March 30, 2004
---------------------------        of Directors
Mark Dyne

     /S/ COLIN DYNE                Chief Executive Officer        March 30, 2004
---------------------------        and Director
Colin Dyne

     /S/ RONDA FERGUSON            Chief Financial Officer        March 30, 2004
---------------------------
Ronda Ferguson

                                   Director
---------------------------
Kevin Bermeister

     /S/MICHAEL KATZ               Director                       March 30, 2004
---------------------------
Michael Katz

     /S/JONATHAN BURSTEIN          Director and Vice President    March 30, 2004
---------------------------        of Operations
Jonathan Burstein

                                   Director
---------------------------
Brent Cohen

     /S/ G. MAXWELL PERKS          Director                       March 30, 2004
---------------------------
G. Maxwell Perks

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
-------        -------------------

3.1 Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

3.2 Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

3.3 Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock. Incorporated by reference to Exhibit A to the Rights Agreement filed as Exhibit 4.1 to Current Report on Form 8-K filed as of November 4, 1998.

3.4            Certificate  of  Amendment of  Certificate  of  Incorporation  of
               Registrant. Incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-KSB, filed March 28, 2000.

3.5 Certificate of Designation of Series C Convertible Redeemable Preferred Stock. Incorporated by reference to Exhibit 99.5 to Form 8-K filed on October 15, 2001.

3.6 Certificate of Designation of Series D Convertible Preferred Stock. Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 18, 2003.

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

10.1           Form of Indemnification  Agreement.  Incorporated by reference to
               Exhibit 10.1to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.2 Promissory Note, dated September 30, 1996, provided by Tag-It, Inc. to Harold Dyne. Incorporated by reference to Exhibit 10.21 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.3 Promissory Note, dated June 30, 1991, provided by Tag-It, Inc. to Harold Dyne. Incorporated by reference to Exhibit 10.23 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.4           Promissory Note, dated January 31, 1997,  provided by Tag-It Inc.
               to Mark Dyne. Incorporated by reference to Exhibit 10.24 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.5           Promissory  Note,  dated  February 29,  1996,  provided by A.G.S.
               Stationary, Inc. to Monto Holdings Pty. Ltd. Incorporated by reference to Exhibit 10.25o Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.6 Promissory Note, dated January 19, 1995, provided by Pacific Trim & Belt, Inc. to Monto Holdings Pty. Ltd. Incorporated by reference to Exhibit 10.26 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
-------        -------------------

10.7           Registrant's 1997 Stock Incentive Plan, as amended.

10.8 Form of Non-statutory Stock Option Agreement. Incorporated by reference to Exhibit 10.30 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.9 Promissory Note, dated August 31, 1997, provided by Harold Dyne to Pacific Trim & Belt, Inc. Incorporated by reference to Exhibit
               10.32 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.10 Promissory Note, dated October 15, 1997, provided by Harold Dyne to Pacific Trim & Belt, Inc. Incorporated by reference to Exhibit
               10.34 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.11 Warrant Agreement, dated June 1, 1994, between Jonathan Markiles and Tag-It, Inc. Incorporated by reference to Exhibit 10.39 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.12 Contract for Manufacturing Services between USA and Mexico, between Tag-It, Inc. and Tagit de Mexico, S.A. de C.V. Incorporated by reference to Exhibit 10.44 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.13          Promissory  Note,  dated  October  15,  1997,  provided by A.G.S.
               Stationary Inc. to Monto Holdings Pty. Ltd. Incorporated by reference to Exhibit 10.48 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.14 Promissory Note, dated November 4, 1997, provided by Pacific Trim & Belt, Inc. to Monto Holdings Pty. Ltd. Incorporated by reference to Exhibit 10.49 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.15          Binding  Letter  of   Understanding,   dated  October  14,  1998.
               Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed as of October 29, 1998.

10.16 Side Letter Agreement, dated October 14, 1998. Incorporated by reference to Exhibit 99.4 to Current Report Form 8-K filed as of October 29, 1998.

10.17          Guaranty, dated as of October 4, 2000, by A.G.S. Stationery, Inc.
               in favor or Mark I. Dyne.  Incorporated  by  reference to Exhibit
               10.40 to Form 10-K filed on April 4, 2001.

10.18 Guaranty, dated as of October 4, 2000, by Tag-It, Inc. in favor of Mark I. Dyne. Incorporated by reference to Exhibit 10.41 to Form 10-K filed on April 4, 2001.

10.19 Guaranty, dated as of October 4, 2000, by Talon International, Inc. in favor of Mark I. Dyne. Incorporated by reference to
               Exhibit 10.42 to Form 10-K filed on April 4, 2001.

10.20 Intercreditor Agreement, dated as of October 4, 2000, by and among Mark I. Dyne, Sanwa Bank California, the Registrant, Tag-It, Inc., Talon International, Inc. and A.G.S. Stationery, Inc. Incorporated by reference to Exhibit 10.43 to Form 10-K filed on April 4, 2001.

10.21          Security  Agreement,  dated as of October 4, 2000, between A.G.S.
               Stationery,  Inc. and Mark I. Dyne.  Incorporated by reference to
               Exhibit 10.44 to Form 10-K filed on April 4, 2001. Incorporated by reference to Exhibit 10.44 to Form 10-K filed on April 4, 2001.

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
-------        -------------------

10.22 Security Agreement, dated as of October 4, 2000, between Tag-It, Inc. and Mark I. Dyne. Incorporated by reference to Exhibit 10.45 to Form 10-K filed on April 4, 2001.

10.23 Security Agreement, dated as of October 4, 2000, between Talon International Inc. and Mark I. Dyne. Incorporated by reference to
               Exhibit 10.46 to Form 10-K filed on April 4, 2001.

10.24 Security Agreement, dated as of October 4, 2000, between Tag-It Pacific, Inc. and Mark I. Dyne. Incorporated by reference to
               Exhibit 10.47 to Form 10-K filed on April 4, 2001.

10.25 Convertible Secured Subordinated Promissory Note, dated October 4, 2000, provided by Mark I. Dyne to the Registrant. Incorporated by reference to Exhibit 10.48 to Form 10-K filed on April 4, 2001.

10.26 Trim Handling Agreement, dated as of December 29, 1999, among the Registrant, Tarrant Apparel Group, Inc. & Tagmex and Tag-It de Mexico S.A. Incorporated by reference to Exhibit 10.51 to Form 10-K filed on April 4, 2001.

10.27 Supply Agreement entered into on December 22, 2000, by and between the Company, Hubert Guez, Paul Guez and Azteca Production International, Inc., AZT International SA D RL, and Commerce Investment Group, LLC.* Incorporated by reference to Exhibit
               10.53 to Form 10-K filed on April 4, 2001.

10.28 Investor Rights Agreement entered into on December 22, 2000, by and between the Company and Commerce Investment Group, LLC. Incorporated by reference to Exhibit 10.54 to Form 10-K filed on April 4, 2001.

10.29 Voting Agreement entered into on December 22, 2000, by and between the Company, Hubert Guez, Paul Guez and Azteca Production International, Inc., AZT International SA D RL, Commerce Investment Group, LLC, and Colin Dyne. Incorporated by reference to Exhibit 10.55 to Form 10-K filed on April 4, 2001.

10.30 Right of First Refusal and Sale Agreement entered into on December 22, 2000, by and between the Company, Hubert Guez, Paul Guez and Azteca Production International, Inc., AZT International SA D RL, Commerce Investment Group, LLC, and Colin Dyne. Incorporated by reference to Exhibit 10.56 to Form 10-K filed on April 4, 2001.

10.31 Co-Marketing and Supply Agreement, dated as of September 20, 2001, between Tag-It Pacific, Inc. and Coats America, Inc. Incorporated by reference to Exhibit 99.3 to Form 8-K filed on October 15, 2001.

10.32 Purchase Money Security Agreement, dated as of September 20, 2001, between Tag-It Pacific, Inc. and Coats America, Inc. Incorporated by reference to Exhibit 99.4 to Form 8-K filed on October 15, 2001.

10.33 Promissory Note, dated as of December 21, 2001, by Tag-It Pacific, Inc. for the benefit of Talon, Inc. Incorporated by reference to Exhibit 99.2 to Form 8-K filed on January 7, 2002.

10.34 Form of Warrant to Purchase Common Stock Agreements dated December 28, 2001. Incorporated by reference to Exhibit 99.2 to Form 8-K filed on January 23, 2002.

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
-------        -------------------

10.35          Form  of  Stockholders   Agreements   dated  December  28,  2001.
               Incorporated by reference to Exhibit 99.3 to Form 8-K filed on January 23, 2002.

10.36          Form of Investor  Rights  Agreements  dated  December  28,  2001.
               Incorporated by reference to Exhibit 99.4 to Form 8-K filed on January 23, 2002.

10.37 Form of Exclusive Supply Agreement dated July 12, 2002, among Tag-It Pacific, Inc. and Levi Strauss & Co.* Incorporated by reference to Exhibit 10.68 to Form 10-Q filed on November 15, 2002.

10.38 Intellectual Property Rights Agreement, dated April 2, 2002, between the Company and Pro-Fit Holdings, Ltd.* Incorporated by reference to Exhibit 10.69 to Form 10-K/A filed on October 1, 2003.

10.39 Amendment to Exclusive Supply Agreement, dated July 12, 2002, between Tag-It Pacific, Inc. and Levi Strauss & Co.* Incorporated by reference to Exhibit 10.70 to Form 10-K filed on May 28, 2003.

10.40 Securities Purchase Agreement dated May 23, 2003, by and among the Company and the Purchasers identified on the signature pages thereto. Incorporated by reference to Exhibit 99.2 to Form 8-K filed on June 4, 2003.


10.41 Registration Rights Agreement dated May 23, 2003, by and among the Company and the Purchasers identified on the signature pages thereto. Incorporated by reference to Exhibit 99.3 to Form 8-K filed on June 4, 2003.

10.42 Common Stock Purchase Warrant dated May 30, 2003 between the Company and Roth Capital Partners LLC. Incorporated by reference to Exhibit 10.15 to Form S-3 Registration Statement filed on June 25, 2003.

10.43 Form of Subscription Agreement between the Company and the Purchaser to be identified therein dated December 18, 2003. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on December 22, 2003.

10.44 Form of Registration Rights Agreement dated December 18, 2003 among the Company and the Purchasers identified therein. Incorporated by reference to Exhibit 99.2 to Form 8-K filed on December 22, 2003.

10.45 Placement Agent Agreement dated December 18, 2003 between the Company and Sanders Morris Harris Inc. Incorporated by reference to Exhibit 99.3 to Form 8-K filed on December 22, 2003.

10.46 Common Stock Purchase Warrant dated December 18, 2003 between the Company and Sanders Morris Harris Inc. Incorporated by reference to Exhibit 99.4 to Form 8-K filed on December 22, 2003.

14.1           Code of Ethics.

21.1           Subsidiaries.

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
-------        -------------------

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