Form 10-Q
period 2004-03-31
TAG IT PACIFIC INC
filed 2004-05-17
CIK 1047881

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

                 For the quarterly period ended March 31, 2004.

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 18,053,316 shares issued and outstanding as of May 15, 2004.



================================================================================

                              TAG-IT PACIFIC, INC.
                               INDEX TO FORM 10-Q



PART I    FINANCIAL INFORMATION                                             PAGE
                                                                            ----

Item 1.   Consolidated Financial Statements....................................3

          Consolidated Balance Sheets as of March 31, 2004
          (unaudited) and December 31, 2003....................................3

          Consolidated Statements of Operations (unaudited)
          for the Three Months Ended March 31, 2004 and 2003...................4

          Consolidated Statements of Cash Flows (unaudited) for the
          Three Months Ended March 31, 2004 and 2003...........................5

          Notes to the Consolidated Financial Statements.......................6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........25

Item 4.   Controls and Procedures.............................................26

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...................................................26

Item 2.   Changes in Securities and Use of Proceeds...........................26

Item 4.   Submission of Matters to a Vote of Security Holders.................27

Item 6.   Exhibits and Reports on Form 8-K....................................27

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.

                              TAG-IT PACIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,     DECEMBER 31,
                                                          2004             2003
                                                      ------------    ------------
                                                      (unaudited)
                   ASSETS
Current Assets:
   Cash and cash equivalents ......................   $  7,106,130    $ 14,442,769
   Due from factor ................................          8,963           9,743
   Trade accounts receivable, net .................     10,324,965       7,531,079
   Trade accounts receivable, related parties .....     10,901,949      11,721,465
   Inventories ....................................     18,800,461      17,096,879
   Prepaid expenses and other current assets ......      1,193,729       2,124,366
   Deferred income taxes ..........................      2,800,000       2,800,000
                                                      ------------    ------------
     Total current assets .........................     51,136,197      55,726,301

Property and equipment, net of accumulated
   depreciation and amortization ..................      6,093,255       6,144,863
Tradename .........................................      4,110,750       4,110,750
Goodwill ..........................................        450,000         450,000
License rights ....................................        367,500         375,375
Due from related parties ..........................        775,290         762,076
Other assets ......................................        127,254         200,949
                                                      ------------    ------------
Total assets ......................................   $ 63,060,246    $ 67,770,314
                                                      ============    ============

    LIABILITIES, CONVERTIBLE REDEEMABLE
  PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Line of credit .................................   $  4,686,461    $  7,095,514
   Accounts payable and accrued expenses ..........      7,381,488       9,552,196
   Subordinated notes payable to related parties ..        849,971         849,971
   Current portion of capital lease obligations ...        560,402         562,742
   Current portion of subordinated note payable ...      1,500,000       1,200,000
                                                      ------------    ------------
     Total current liabilities ....................     14,978,322      19,260,423

Capital lease obligations, less current portion ...        510,111         651,191
Subordinated note payable, less current portion ...        800,000       1,400,000
                                                      ------------    ------------
     Total liabilities ............................     16,288,433      21,311,614
                                                      ------------    ------------

Convertible redeemable preferred stock Series C,
   $0.001 par value; 759,494 shares authorized;
   no shares issued and outstanding at March 31,
   2004; 759,494 shares issued and outstanding at
   December 31, 2003 (stated value $3,000,000) ....           --         2,895,001
Stockholders' equity:
   Preferred stock, Series A $0.001 par value;
     250,000 shares authorized, no shares issued
     or outstanding ...............................           --              --
   Convertible preferred stock Series D, $0.001
     par value; 572,818 shares authorized; no
     shares issued or outstanding at March 31,
     2004; 572,818 shares issued and outstanding
     at December 31, 2003 .........................           --        22,918,693
   Common stock, $0.001 par value, 30,000,000
     shares authorized; 18,035,316 shares issued
     and outstanding at March 31, 2004; 11,508,201
     at December 31, 2003 .........................         18,037          11,510
   Additional paid-in capital .....................     50,593,171      23,890,356
   Accumulated Deficit ............................     (3,839,395)     (3,256,860)
                                                      ------------    ------------
Total stockholders' equity ........................     46,771,813      43,563,699
                                                      ------------    ------------
Total liabilities, convertible redeemable
   preferred stock and stockholders' equity .......   $ 63,060,246    $ 67,770,314
                                                      ============    ============


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------
                                                      2004              2003
                                                  ------------      ------------

Net sales ...................................     $ 10,160,298      $ 14,358,833
Cost of goods sold ..........................        7,168,248        10,059,252
                                                  ------------      ------------
     Gross profit ...........................        2,992,050         4,299,581

Selling expenses ............................          772,116           829,144
General and administrative expenses .........        2,857,140         2,698,504
                                                  ------------      ------------
     Total operating expenses ...............        3,629,256         3,527,648

(Loss) income from operations ...............         (637,206)          771,933
Interest expense, net .......................          186,719           320,848
                                                  ------------      ------------
(Loss) income before income taxes ...........         (823,925)          451,085
(Benefit) provision for income taxes ........         (271,895)           90,217
                                                  ------------      ------------
     Net (loss) income ......................     $   (552,030)     $    360,868
                                                  ============      ============
Less:  Preferred stock dividends ............           30,505            47,100
                                                  ------------      ------------
Net (loss) income available to common
  shareholders ..............................     $   (582,535)     $    313,768
                                                  ============      ============

Basic (loss) earnings per share .............     $      (0.04)     $       0.03
                                                  ============      ============
Diluted (loss) earnings per share ...........     $      (0.04)     $       0.03
                                                  ============      ============

Weighted average number of common shares
  outstanding:
     Basic ..................................       14,921,591         9,423,242
                                                  ============      ============
     Diluted ................................       14,921,591         9,686,457
                                                  ============      ============


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                          2004            2003
                                                      ------------    ------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
    Net (loss) income .............................   $   (552,030)   $    360,868
Adjustments to reconcile net (loss) income to net
  cash (used) provided by operating activities:
   Depreciation and amortization ..................        377,580         308,364
   Increase in allowance for doubtful accounts ....         75,000          94,965
   Stock issued for services ......................         74,825            --
Changes in operating assets and liabilities:
      Receivables, including related parties ......     (2,048,590)       (249,213)
      Inventories .................................     (1,703,582)     (1,527,450)
      Other assets ................................          3,162          (2,592)
      Prepaid expenses and other current assets ...        930,637        (283,948)
      Accounts payable and accrued expenses .......     (1,308,107)      2,247,601
      Income taxes payable ........................       (433,738)        298,879
                                                      ------------    ------------
Net cash (used) provided by operating activities ..     (4,584,843)      1,247,474
                                                      ------------    ------------

Cash flows from investing activities:
    Acquisition of property and equipment .........       (247,564)       (681,818)
                                                      ------------    ------------

Cash flows from financing activities:
    Repayment of bank line of credit, net .........     (2,409,053)       (778,575)
    Proceeds from private placement transactions ..           --           900,000
    Proceeds from exercise of stock options and
      warrants ....................................        348,241            --
    Repayment of capital leases ...................       (143,420)        (17,984)
    Repayment of notes payable ....................       (300,000)       (800,000)
                                                      ------------    ------------
Net cash used by financing activities .............     (2,504,232)       (696,559)
                                                      ------------    ------------

Net decrease in cash ..............................     (7,336,639)       (130,903)
Cash at beginning of period .......................     14,442,769         285,464
                                                      ------------    ------------
Cash at end of period .............................   $  7,106,130    $    154,561
                                                      ============    ============

Supplemental  disclosures of cash flow information:
Cash received (paid) during the period for:
      Interest paid ...............................   $   (189,949)   $   (314,009)
      Income taxes paid ...........................   $   (170,016)   $     (2,566)
      Income taxes received .......................   $       --      $    212,082
Non-cash financing activities:
    Preferred Series D stock converted to common
      stock .......................................   $ 22,918,693    $       --
    Preferred Series C stock converted to common
      stock .......................................   $  2,895,001    $       --
    Accrued dividends converted to common stock ...   $    458,707    $       --


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       PRESENTATION OF INTERIM INFORMATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of Tag-It Pacific, Inc. and Subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-K for the year ended December 31, 2003.

2.       EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


THREE MONTHS ENDED MARCH 31, 2004:         (LOSS) INCOME        SHARES        PER SHARE
---------------------------------          -------------      ------------    ---------
Basic loss per share:
Loss available to common stockholders       $  (582,535)       14,921,591     $  (0.04)

Effect of Dilutive Securities:
Options                                                                -
Warrants                                                               -
                                            -----------       -----------     --------
Loss available to common stockholders       $  (582,535)       14,921,591     $  (0.04)
                                            ===========       ===========     ========

THREE MONTHS ENDED MARCH 31, 2003:
Basic earnings per share:
Income available to common stockholders     $   313,768         9,423,242     $   0.03

Effect of Dilutive Securities:
Options                                                           210,718
Warrants                                                           52,497
                                            -----------       -----------     --------
Income available to common stockholders     $   313,768         9,686,457     $   0.03
                                            ===========       ===========     ========


         Warrants to purchase 1,236,219 shares of common stock at between $0.71 and $5.06, options to purchase 1,927,000 shares of common stock at between $1.30 and $4.63 and convertible debt of $500,000 convertible at $4.50 per share were outstanding for the three months ended March 31, 2004, but were not included in the computation of diluted earnings per share because the effect of exercise or conversion would have an antidilutive effect on earnings per share.

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

3.       STOCK BASED COMPENSATION

         All stock options issued to employees had an exercise price not less than the fair market value of the Company's Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements for the three months ended March 31, 2004 and 2003. If compensation cost for stock-based compensation had been determined based on the fair market value of the stock options on their dates of grant in accordance with SFAS 123, the Company's net (loss) income and (loss) earnings per share for the three months ended March 31, 2004 and 2003 would have amounted to the pro forma amounts presented below:

                                                    THREE MONTHS ENDED MARCH 31,
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------
Net (loss) income, as reported ...................   $  (552,030)   $   360,868

Add:  Stock-based employee compensation expense
     included in reported net (loss) income,
     net of related tax effects ..................          --             --

Deduct:  Total stock-based employee
     compensation expense determined under fair
     value based method for all awards, net of
     related tax effects .........................       (39,556)        (5,282)
                                                     -----------    -----------
Pro forma net (loss) income ......................   $  (591,586)   $   355,586
                                                     ===========    ===========

(Loss) earnings per share:
     Basic - as reported .........................   $     (0.04)   $      0.03
     Basic - pro forma ...........................   $     (0.04)   $      0.03

     Diluted - as reported .......................   $     (0.04)   $      0.03
     Diluted - pro forma .........................   $     (0.04)   $      0.03

4.       SERIES D PREFERRED STOCK

         On December 18, 2003, the Company sold an aggregate of 572,818 shares of non-voting Series D Convertible Preferred Stock, at a price of $44.00 per share, to institutional investors and individual accredited investors in a private placement transaction. The Company received net proceeds of $23,083,693 after commissions and other offering expenses. The Series D Convertible
Preferred Stock was convertible after approval at a special meeting of stockholders at a rate of 10 common shares for each share of Series D Convertible Preferred Stock. Except as required by law, the Preferred Shares had no voting rights. The Preferred Shares would have accrued dividends, commencing on June 1, 2004, at an annual rate of 5% of the initial stated value of $44.00 per share, payable quarterly. In the event of a liquidation, dissolution or winding-up of the Company, the holders of the Preferred Shares would have been entitled to receive, prior to any distribution on the common stock, a distribution equal to the initial stated value of the Preferred Shares plus all accrued and unpaid dividends.

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

5.       SERIES C PREFERRED STOCK

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

7.       NEW ACCOUNTING PRONOUNCEMENTS

         In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB No. 104), "REVENUE RECOGNITION," which codifies, revises and rescinds certain sections of SAB No. 101, "REVENUE
RECOGNITION," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, ACCOUNTING FOR CERTAIN INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("FAS 150"), which establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. FAS 150 requires an issuer to classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability. This Statement is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The Company adopted this Statement as of July 1, 2003 and it had no material impact on its financial statements.

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

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tag-It Pacific, Inc. for the three months ended March 31, 2004 and 2003. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

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

         While the global apparel industry is in the midst of restructuring its supply chain, the trim product industry has not evolved and remains highly fragmented, with no single player providing the global scope, integrated product set or service focus required for the broader industry evolution to succeed. We believe these trends present an attractive opportunity for a fully-integrated single source supplier of trim products to successfully interface between the retail brands, their manufacturing partners and other underlying trim component suppliers. Our objective is to provide the global apparel industry with innovative products and distribution solutions that improve both the quality of fashion apparel and the efficiency of the industry itself.

         The launch of TRIMNET, our Oracle based e-sourcing system will allow us to seamlessly supply complete trim packages to apparel brands, retailers and manufacturers around the world, greatly expanding upon our success in offering complete trim packages to customers in Mexico over the past several years. TRIMNET is an upgrade of our MANAGED TRIM SOLUTION software and will allow us to provide additional services to customers on a global platform.

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



RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, selected statements of operations data shown as a percentage of net sales:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                  -----------------------------
                                                      2004              2003
                                                  -----------       -----------
Net sales........................................      100.0 %           100.0 %
Cost of goods sold...............................       70.6              70.1
                                                  -----------       -----------
Gross profit.....................................       29.4              29.9
Selling expenses.................................        7.6               5.7
General and administrative expenses..............       28.1              18.8
                                                  -----------       -----------
Operating (loss) income..........................       (6.3)%             5.4 %
                                                  ===========       ===========


         The following table sets forth for the periods indicated revenues attributed to geographical regions based on the location of the customer as a percentage of net sales:


                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                  -----------------------------
                                                     2004              2003
                                                  -----------       -----------
    United States...............................         8.2 %            12.3 %
    Asia                                                20.3              19.1
    Mexico......................................        36.0              44.7
    Dominican Republic..........................        21.3              23.9
    Central and South America...................        14.0                 -
    Other.......................................         0.2                 -
                                                  -----------       -----------
                                                       100.0 %           100.0 %
                                                  ===========       ===========

         Net sales decreased approximately $4,199,000, or 29.2%, to $10,160,000 for the three months ended March 31, 2004 from $14,359,000 for the three months ended March 31, 2003. The decrease in net sales was primarily due to a decrease in trim-related sales of approximately $6.1 million from our Tlaxcala, Mexico, operations under our MANAGED TRIM SOLUTION(TM) trim package program. During the fourth quarter of 2003, we implemented a plan to restructure certain business operations, including the reduction of our reliance on two significant customers in Mexico, which contributed approximately 51.4% of revenues in the first quarter of 2003. These customers contributed approximately 6.0% of revenues in the first quarter of 2004. The reduction of our operations in Mexico was in response to an anticipated reduction in sales volume from our larger Mexico customers, our efforts to decrease our reliance on our larger Mexico customers, and our difficulty obtaining financing in Mexico due to the location of assets outside the U.S. and customer concentration and other limits imposed by financial institutions. The first quarter of 2004 was a transitional quarter as we experienced the effects of diversifying our customer base. We are no longer reliant on Tarrant Apparel Group for the majority of our sales. The decrease in net sales was offset by an increase in sales under our TEKFIT stretch waistband division. The decrease in net sales was also offset by an increase in sales from our Hong Kong subsidiary for programs related to major U.S. retailers and an increase in zipper sales under our TALON brand name in Asia.

         Gross profit decreased approximately $1,308,000, or 30.4%, to $2,992,000 for the three months ended March 31, 2004 from $4,300,000 for the three months ended March 31, 2003. Gross margin as a percentage of net sales decreased to approximately 29.4% for the three months ended March 31, 2004 as compared to 29.9% for the three months ended March 31, 2003. The decrease in gross profit as a percentage of net sales for the three months ended March 31, 2004 was due to a change in our product mix during the current quarter.

         Selling expenses decreased approximately $57,000, or 6.9%, to $772,000 for the three months ended March 31, 2004 from $829,000 for the three months ended March 31, 2003. As a percentage of net sales, these expenses increased to 7.6% for the three months ended March 31, 2004 compared to 5.7% for the three months ended March 31, 2003. The decrease in selling expenses during the period was due primarily to a decrease in the royalty rate related to our exclusive license and intellectual property rights agreement with Pro-Fit Holdings
Limited. We incurred royalties related to this agreement of approximately $115,000 for the three months ended March 31, 2004 compared to $155,000 for the three months ended March 31, 2003. We pay royalties of 6% on related sales of up to $10 million, 4% of related sales from $10-20 million and 3% on related sales in excess of $20 million. The majority of our sales force is on a non-commission basis, which accounts for the increase in selling expenses as a percentage of net sales during the period ended March 31, 2004.

         General and administrative expenses increased approximately $158,000, or 5.9%, to $2,857,000 for the three months ended March 31, 2004 from $2,699,000 for the three months ended March 31, 2003. The increase in these expenses was due primarily to a one-time charge of approximately $400,000 related to the final residual costs associated with our restructuring plan implemented in the fourth quarter of 2003. This on-time charge was offset by a decrease in salaries and related benefits as a result of the implementation of our restructuring plan in the fourth quarter of 2003. As a percentage of net sales, these expenses increased to 28.1% for the three months ended March 31, 2004 compared to 18.8% for the three months ended March 31, 2003, due to the decrease in net sales.

         Interest expense decreased approximately $134,000, or 41.7%, to $187,000 for the three months ended March 31, 2004 from $321,000 for the three months ended March 31, 2003. Borrowings under our UPS Capital credit facility decreased during the period ended March 31, 2004 due to proceeds received from our private placement transactions in May and December 2003 in which we raised approximately $29 million from the sale of common and convertible preferred stock.

         The income tax benefit for the three months ended March 31, 2004 amounted to approximately $272,000 compared to a provision for income taxes of $90,000 for the three months ended March 31, 2003. Income taxes decreased for the three months ended March 31, 2004 primarily due to decreased taxable income.

         Net loss was approximately $552,000 for the three months ended March 31, 2004 as compared to net income of $361,000 for the three months ended March 31, 2003, due primarily to a decrease in net sales and an increase in general and administrative expenses, as discussed above.

         Preferred stock dividends amounted to $31,000 for the three months ended March 31, 2004 as compared to $47,000 for the three months ended March 31, 2003. Preferred stock dividends represent earned dividends at 6% of the stated value per annum of the Series C convertible redeemable preferred stock. In February 2004, the holders of the Series C convertible redeemable preferred stock converted all 759,494 shares of the Series C Preferred Stock, plus $458,707 of accrued dividends, into 700,144 shares of our common stock. Net loss available to common shareholders amounted to $583,000 for the three months ended March 31, 2004 compared to net income available to common shareholders of $314,000 for the three months ended March 31, 2003. Basic and diluted loss per share were $0.04 for the three months ended March 31, 2004 and basic and diluted earnings per share were $0.03 for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES AND RELATED PARTY TRANSACTIONS

         Cash and cash equivalents decreased to $7,106,000 at March 31, 2004 from $14,443,000 at December 31, 2003. The decrease resulted from approximately $4,585,000 of cash used by operating activities, $248,000 of cash used in investing activities and $2,504,000 of cash used in financing activities.

         Net cash used in operating activities was approximately $4,585,000 for the three months ended March 31, 2004 as compared to net cash provided by operating activities of approximately $1,247,000 for the three months ended
March 31, 2003. Cash used in operating activities for the three months ended March 31, 2004 resulted primarily from increased accounts receivable and inventories and decreased accounts payable and accrued expenses. The increase in inventories during the period was due primarily to increased customer orders for future sales. The increase in accounts receivable during the period was due primarily to slower customer collections. Cash provided by operating activities for the three months ended March 31, 2003 resulted primarily from increases in accounts payable and accrued expenses, which were partially offset by increases in inventories and receivables.

         Net cash used in investing activities was approximately $248,000 and $682,000 for the three months ended March 31, 2004 and 2003, respectively. Net cash used in investing activities for the three months ended March 31, 2004 consisted primarily of capital expenditures for computer equipment and the purchase of additional TALON zipper equipment. Net cash used in investing activities for the three months ended March 31, 2003 consisted primarily of capital expenditures for equipment related to the exclusive supply agreement we entered into with Levi Strauss & Co.

         Net cash used in financing activities was approximately $2,504,000 and $697,000 for the three months ended March 31, 2004 and 2003, respectively. Net cash used in financing activities for the three months ended March 31, 2004 primarily reflects the repayment of borrowings under our credit facility and subordinated notes payable, offset by funds raised from the exercise of stock options and warrants. Net cash provided by financing activities for the three months ended March 31, 2003 primarily reflects the repayment of borrowings under our credit facility and subordinated notes payable, offset by funds raised from a private placement transaction.

         We currently satisfy our working capital requirements primarily through cash flows generated from operations, sales of equity securities and borrowings under our credit facility with UPS Capital. Our maximum availability under the credit facility is $7 million. At March 31, 2004 and 2003, outstanding borrowings under our UPS Capital credit facility, including amounts borrowed under our foreign factoring agreement, amounted to approximately $4,686,000 and $15,250,000, respectively. Open letters of credit under our UPS Capital credit facility amounted to approximately $110,000 and $500,000 at March 31, 2004 and 2003.

         The initial term of our agreement with UPS Capital is three years, expiring May 30, 2004, and the facility is secured by substantially all of our assets. The interest rate of the credit facility is at the prime rate plus 2% on advances and the prime rate plus 4% on the term loan. On November 17, 2003, the credit facility was amended to provide for a term loan of $6 million in addition to the revolving credit facility with a maximum availability of $7 million. The term loan provided for monthly payments beginning December 15, 2003 through March 1, 2004 and has been paid in full as of March 31, 2004. On May 14, 2004, the credit facility was further amended to provide for an additional term expiring August 28, 2004 and an increased interest rate of prime plus 2.75% on advances. We are currently pursuing alternative working capital credit arrangements to replace the UPS Capital credit facility upon its expiration.

         The credit facility requires that we comply with certain financial covenants including net worth, fixed charge ratio and capital expenditures. We were not in compliance with one of the financial covenants at March 31, 2004. The non-compliance was subsequently waived by the bank. The amount we can borrow under the credit facility is determined based on a defined borrowing base formula related to eligible accounts receivable and inventories. Our borrowing base availability ranged from approximately $3,434,000 to $4,560,000 from January 1, 2004 to March 31, 2004. A significant decrease in eligible accounts receivable and inventories due to customer concentration levels and the aging of inventories, among other factors, can have an adverse effect on our borrowing capabilities under our credit facility, which thereafter, may not be adequate to satisfy our working capital requirements. Eligible accounts receivable are reduced if our accounts receivable customer balances are concentrated with a particular customer in excess of the percentages allowed under our agreement with UPS Capital. In addition, we have typically experienced seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers. During these quarters, borrowing availability under our credit facility may decrease as a result of decreases in eligible accounts receivables generated from our sales. If our business becomes dependent on one or a limited number of customers or if we experience future significant seasonal reductions in receivables, our availability under the UPS Capital credit facility would be correspondingly reduced. If this were to occur, we would be required to seek additional financing which may not be available on attractive terms and, if such financing is unavailable, we may be unable to meet our working capital requirements.

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

         Pursuant to the terms of a foreign factoring agreement under our UPS Capital credit facility, UPS Capital purchases our eligible accounts receivable and assumes the credit risk with respect to those foreign accounts for which UPS Capital has given its prior approval. If UPS Capital does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable under our credit facility. Included in due from factor as of March 31, 2004 and 2003 are trade accounts receivable factored without recourse of approximately $60,000 and $399,000. Included in due from factor are outstanding advances due to UPS Capital under this factoring arrangement amounting to approximately $51,000 and $339,000 at March 31, 2004 and 2003.

         Pursuant to the terms of a factoring agreement for our Hong Kong subsidiary, Tag-It Pacific Limited, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 80% of eligible accounts receivable. Interest is charged at 1.5% over the Hong Kong Dollar prime rate. As of March 31, 2004 and 2003, the amount factored with recourse and included in trade accounts receivable was approximately $375,000 and $257,000. Outstanding advances as of March 31, 2004 and 2003 amounted to approximately $164,000 and $185,000 and are included in the line of credit balance.

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

         Our trade receivables increased to $21,227,000 at March 31, 2004 from $20,515,000 at March 31, 2003. This increase was due primarily to increased non-related party receivables of approximately $3.2 million due to increased sales to non-related party customers. The increase in non-related party receivables was offset by a decrease in related party trade receivables of approximately $2.5 million resulting from decreased sales to related parties during the period, offset by slower collections.

         Our net deferred tax asset increased to $2,800,000 at March 31, 2004 from $91,000 at March 31, 2003. The increase in our net deferred tax asset results primarily from 2003 losses. At December 31, 2003, we had Federal and state net operating loss carryforwards of approximately $9.2 million and $5.1 million, respectively, available to offset future taxable income.

         We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and available financing will be sufficient to fund our minimum working capital and capital expenditure needs for at least the next twelve months. We expect to receive quarterly cash payments of a minimum of $1.25 million under our supply agreement with Levi Strauss & Co. through August 2004. The extent of our future capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of future acquisitions, our borrowing base availability limitations related to eligible accounts receivable and inventories and our expansion into foreign markets. Our need for additional long-term financing includes the integration and expansion of our operations to exploit our rights under our TALON trade name, the expansion of our operations in the Asian, Central American, South America and Caribbean markets and the further development of our waistband technology. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we may need to raise additional debt or equity financing in order to provide for our operations. We are continually evaluating various financing strategies to be used to expand our business and fund future growth or acquisitions. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. If we are unable to secure additional financing, we may not be able to execute our plans for expansion, including expansion into foreign markets to promote our TALON brand tradename, and we may need to implement additional cost savings initiatives.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at March 31, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                           Payments Due by Period
                                  ---------------------------------------------------------------------
                                                   Less than         1-3            4-5        After
    Contractual Obligations          Total          1 Year          Years          Years      5 Years
--------------------------------  -------------  --------------  -------------   -----------  ---------
Subordinated note payable         $  2,300,000   $   1,500,000   $    800,000    $       --   $     --
Capital lease obligations         $  1,070,513   $     560,402   $    510,111    $       --   $     --
Subordinated notes payable to
related parties (1)               $    849,971   $     849,971   $         --    $       --   $     --
Operating leases                  $  1,397,627   $     635,925   $    761,702    $       --   $     --
Line of credit                    $  4,686,461   $   4,686,461   $         --    $       --   $     --
Note payable                      $     25,200   $      25,200   $         --    $       --   $     --
Royalty Payments                  $    369,315   $          --   $    369,315    $       --   $     --
-------------------------------------------------------------------------------------------------------

(1) The majority of subordinated notes payable to related parties are due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment.

         As of March 31, 2003, we indirectly guaranteed the indebtedness of two of our suppliers through the issuance by a related party of letters of credit to purchase goods and equipment totaling $3.3 million. Financing costs due to the related party amounted to approximately $328,000. The letters of credit expired on various dates through July 2003. There were no outstanding letters of credit at March 31, 2004.

         At March 31, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

         On September 20, 2001, we entered into a ten-year co-marketing and supply agreement with Coats American, Inc., an affiliate of Coats plc, as well as a preferred stock purchase agreement with Coats North America Consolidated, Inc., also an affiliate of Coats plc. The co-marketing and supply agreement provides for selected introductions into Coats' customer base and has the potential to accelerate our growth plans and to introduce our MANAGED TRIM SOLUTION(TM) and TRIMNET to apparel manufacturers on a broader basis. Pursuant to the terms of the co-marketing and supply agreement, our trim packages will exclusively offer thread manufactured by Coats. Pursuant to the terms of the preferred stock purchase agreement, we received a cash investment of $3 million from Coats North America Consolidated in exchange for 759,494 shares of series C convertible redeemable preferred stock. In February 2004, Coats converted all 759,494 shares of Series C Preferred Stock, plus $458,707 of accrued dividends, into 700,144 shares of our common stock.

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

         Sales under our supply agreements with Azteca Production International and Tarrant Apparel Group, and their affiliates, amounted to approximately 40.2% and 69.7% of our total sales for the years ended December 2003 and 2002, respectively, and 6.0% and 51.4% of our total sales for the three months ended March 31, 2004 and 2003. Sales under these supply agreements as a percentage of total sales for the year ending December 2004 are anticipated to be significantly lower than the year ended December 2003. This decrease is due in part to our efforts to decrease our reliance on these customers and to further diversify our customer base. Our results of operations will depend, to a lesser extent than in prior periods, upon the commercial success of Azteca Production International and Tarrant Apparel Group. If our relationship with Azteca Production International or Tarrant Apparel Group terminates, it may have an adverse affect on our results of operations. Included in trade accounts receivable, related parties at March 31, 2004 and 2003 and December 31, 2003, is approximately $10.9, $13.4 and $11.7 million due from Tarrant Apparel Group and Azteca Production International, and their affiliates. As of May 12, 2004, outstanding receivables due from Tarrant Apparel Group and Azteca Production International, and their affiliates, amounted to $10.7.

         Included in inventories at March 31, 2004 are inventories of approximately $6.8 million that are subject to buyback arrangements with Tarrant Apparel Group, Azteca Production International and others. The buyback arrangements contain provisions related to the inventory purchased on behalf of these customers. In the event that inventories remain with us in excess of six to nine months from our receipt of the goods from our vendors or the termination of production of a customer's product line related to the inventories, the customer is required to purchase the inventories from us under normal invoice and selling terms. During the three months ended March 31, 2004 and 2003, we sold approximately $100,000 and $700,000 in inventory to Tarrant Apparel Group and Azteca Production International pursuant to these buyback arrangements. If the financial condition of Tarrant Apparel Group and Azteca Production International were to deteriorate, resulting in an impairment of their ability to purchase inventories or pay receivables, it may have an adverse affect on our results of operations.

         As of March 31, 2004 and 2003, we had outstanding related-party debt of approximately $850,000, at interest rates ranging from 7% to 11%, and additional non-related-party debt of $25,200 at an interest rate of 10%. The majority of related-party debt is due on demand, with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment. On October 4, 2002, we entered into a note payable agreement with a related party in the amount of $500,000 to fund additional working capital requirements. The note payable was unsecured, due on demand, accrued interest at 4% and was subordinated to UPS Capital. This note was re-paid on February 28, 2003.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB No. 104), "REVENUE RECOGNITION," which codifies, revises and rescinds certain sections of SAB No. 101, "REVENUE
RECOGNITION," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, ACCOUNTING FOR CERTAIN INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("FAS 150"), which establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. FAS 150 requires an issuer to classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability. This Statement is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. We adopted this Statement as of July 1, 2003 and it had no material impact on our financial statements.

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

         IF WE LOSE OUR LARGER CUSTOMERS OR THEY FAIL TO PURCHASE AT ANTICIPATED LEVELS, OUR SALES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED. Our results of operations will depend to a significant extent upon the commercial success of our larger customers. If these customers fail to purchase our trim products at anticipated levels, or our relationship with these customers terminates, it may have an adverse affect on our results because:

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

         CONCENTRATION OF RECEIVABLES FROM OUR LARGER CUSTOMERS MAKES RECEIVABLE BASED FINANCING DIFFICULT AND INCREASES THE RISK THAT IF OUR LARGER CUSTOMERS FAIL TO PAY US, OUR CASH FLOW WOULD BE SEVERELY AFFECTED. Our business relies heavily on a relatively small number of customers. This concentration of our business reduces the amount we can borrow from our lenders under receivables based financing agreements. Under our credit agreement with UPS Capital, for instance, if accounts receivable due us from a particular customer exceed a specified percentage of the total eligible accounts receivable against which we can borrower, UPS Capital will not lend against the receivables that exceed the specified percentage. If we are unable to collect any large receivables due us, our cash flow would be severely impacted.

         OUR GROWTH AND OPERATING RESULTS COULD BE MATERIALLY, ADVERSELY EFFECTED IF WE ARE UNSUCCESSFUL IN RESOLVING A DISPUTE THAT NOW EXISTS REGARDING OUR RIGHTS UNDER OUR EXCLUSIVE LICENSE AND INTELLECTUAL PROPERTY AGREEMENT ("AGREEMENT") WITH PRO-FIT HOLDINGS. Pursuant to our Agreement with Pro-Fit
Holdings Limited, we have exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. By letter dated April 6, 2004, Pro-Fit alleged various breaches of the Agreement which we dispute. To prevent Pro-Fit in the future from terminating the Agreement based on alleged breaches that we do not regard as meritorious, we filed a lawsuit against Pro-Fit in the U.S. District Court for the Central District of California, based on various contractual and tort claims seeking declaratory relief, injunctive relief and damages. Representatives of Pro-Fit and our representatives have met to resolve the dispute. We and Pro-Fit have mutually expressed general terms to be incorporated into an amendment to the Agreement to resolve the dispute. On April 30, 2004 we signed a letter agreement with Pro-Fit continuing discussions to resolve the dispute assuring that no party takes any act to disturb the status quo and the existence and enforceability of the Agreement while discussions were ongoing to conclude an amendment to the Agreement. The parties have agreed in writing to conclude and execute an agreement during the month of May 2004. We intend to proceed with the lawsuit if these negotiations are not concluded in a manner satisfactory to us.

         We derive a significant amount of revenues from the sale of products incorporating the stretch waistband technology. Our business, results of operations and financial condition could be materially adversely affected if we are unable to conclude our present negotiations in a manner acceptable to us and ensuing litigation is not resolved in a manner favorable to us.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         All of our sales are denominated in United States dollars or the currency of the country in which our products originate. We are exposed to market risk for fluctuations in the foreign currency exchange rates for certain product purchases that are denominated in British Pounds. At March 31, 2004, we purchased forward exchange contracts for British Pounds to hedge the payments of product purchases through June 30, 2004. These contracts have an aggregate notional amount of $565,000. The market value of these contracts approximated their carrying value at March 31, 2004. The Company intends to purchase additional contracts to hedge the British Pound exposure for future product purchases. Currency fluctuations can increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in United States bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

         We are also exposed to the impact of interest rate changes on our outstanding borrowings. At March 31 2004, we had approximately $7.8 million of indebtedness subject to interest rate fluctuations. These fluctuations may increase our interest expense and decrease our cash flows from time to time. For example, based on average bank borrowings of $10 million during a three-month period, if the interest rate indices on which our bank borrowing rates are based were to increase 100 basis points in the three-month period, interest incurred would increase and cash flows would decrease by $25,000.

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

         Members of the Company's management, including the Company's Chief Executive Officer, Colin Dyne, and Chief Financial Officer, Ronda Ferguson, have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004, the end of the period covered by this report. Based upon that evaluation, Mr. Dyne and Ms. Ferguson concluded that the Company's disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its SEC disclosure obligations.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls over financial reporting after the date of our most recent evaluation.



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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At Special Meeting of Stockholders held on February 11, 2004, our stockholders approved the issuance of 5,728,180 shares of common stock issuable upon conversion of the outstanding shares of Series D Preferred Stock. At the special meeting, 8,797,569 shares were voted in favor of, 88,450 shares were voted against, and 200 shares abstained from voting on the approval of the issuance of 5,728,180 shares of common stock issuable upon conversion of the outstanding shares of Series D Preferred Stock. There were no broker non-votes at the special meeting.

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

         (b)      Reports on Form 8-K:

                  Current Report on Form 8-K dated February 11, 2004,  reporting
                  Item 5, as filed on February 13, 2004.

                  Current Report on Form 8-K dated March 30, 2004, reporting Items 7 and 12, as filed on March 30, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated:   May 17, 2004                    TAG-IT PACIFIC, INC.

         `                               /S/  RONDA FERGUSON
                                         ---------------------------------------
                                         By:      Ronda Ferguson
                                         Its:     Chief Financial Officer