Form 10-Q
period 2004-06-30
TAG IT PACIFIC INC
filed 2004-08-16
CIK 1047881

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

                  For the quarterly period ended June 30, 2004.

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 18,085,116 shares issued and outstanding as of August 16, 2004.

================================================================================

                              TAG-IT PACIFIC, INC.
                               INDEX TO FORM 10-Q



PART I      FINANCIAL INFORMATION                                           PAGE
                                                                            ----
Item 1.     Consolidated Financial Statements..................................3

            Consolidated Balance Sheets as of June 30, 2004 (unaudited)
            and December 31, 2003..............................................3

            Consolidated Statements of Operations (unaudited)
            for the Three and Six Months
            Ended June 30, 2004 and 2003.......................................4

            Consolidated Statements of Cash Flows (unaudited)
            for the Six Months Ended June 30, 2004 and 2003....................5

            Notes to the Consolidated Financial Statements.....................6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................11

Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk.................................................26

Item 4.     Controls and Procedures...........................................26

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings.................................................27

Item 4.     Submission of Matters to a Vote of Security Holders...............27

Item 6.     Exhibits and Reports on Form 8-K..................................27

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.

                              TAG-IT PACIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                     June 30,       December 31,
                                                       2004            2003
                                                   ------------    ------------
                    Assets                         (unaudited)
Current Assets:
   Cash and cash equivalents ...................   $  5,353,375    $ 14,442,769
   Due from factor .............................          8,297           9,743
   Trade accounts receivable, net ..............     20,396,222       7,531,079
   Trade accounts receivable, related parties ..      5,488,123      11,721,465
   Inventories .................................     19,004,055      17,096,879
   Prepaid expenses and other current assets ...      1,194,951       2,124,366
   Deferred income taxes .......................      2,800,000       2,800,000
                                                   ------------    ------------
     Total current assets ......................     54,245,023      55,726,301

Property and equipment, net of accumulated
   depreciation and amortization ...............      6,047,142       6,144,863
Tradename ......................................      4,110,750       4,110,750
Goodwill .......................................        450,000         450,000
License rights .................................        336,875         375,375
Due from related parties .......................        788,758         762,076
Other assets ...................................        430,372         200,949
                                                   ------------    ------------
Total assets ...................................   $ 66,408,920    $ 67,770,314
                                                   ============    ============

 Liabilities, Convertible Redeemable Preferred
        Stock and Stockholders' Equity
Current Liabilities:
   Line of credit ..............................   $  5,935,362    $  7,095,514
   Accounts payable and accrued expenses .......      9,394,972       9,552,196
   Subordinated notes payable to related
      parties ..................................        849,971         849,971
   Current portion of capital lease
      obligations ..............................        570,980         562,742
   Current portion of subordinated note
      payable ..................................      1,800,000       1,200,000
                                                   ------------    ------------
     Total current liabilities .................     18,551,285      19,260,423
Capital lease obligations, less current
   portion .....................................        592,994         651,191
Subordinated note payable, less current
   portion .....................................        200,000       1,400,000
                                                   ------------    ------------
    Total liabilities ..........................     19,344,279      21,311,614
                                                   ------------    ------------
Convertible redeemable preferred stock Series
   C, $0.001 par value; 759,494 authorized; no
   shares issued and outstanding at June 30,
   2004; 759,494 shares issued and outstanding
   at December 31, 2003 (stated value
   $3,000,000) .................................           --         2,895,001
Stockholders' equity:
   Preferred stock, Series A $0.001 par value;
   250,000 shares authorized, no shares issued
   or outstanding ..............................           --              --
   Convertible preferred stock Series D,
     $0.001 par value; 572,818 shares
     authorized; no shares issued or
     outstanding at June 30, 2004; 572,818
     shares issued and outstanding at December
     31, 2003 ..................................           --        22,918,693
   Common stock, $0.001 par value, 30,000,000
     shares authorized; 18,085,116 shares
     issued and outstanding at June 30, 2004;
     11,508,201 at December 31, 2003 ...........         18,087          11,510
   Additional paid-in capital ..................     50,715,629      23,890,356
   Accumulated deficit .........................     (3,669,075)     (3,256,860)
                                                   ------------    ------------
Total stockholders' equity .....................     47,064,641      43,563,699
                                                   ------------    ------------
Total liabilities, convertible redeemable
   preferred stock and stockholders' equity ....   $ 66,408,920    $ 67,770,314
                                                   ============    ============

         See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                       Three Months Ended June 30,     Six Months Ended June 30,
                                       ---------------------------   ----------------------------
                                           2004           2003           2004            2003
                                       ------------   ------------   ------------    ------------
Net sales ..........................   $ 14,923,121   $ 20,731,573   $ 25,083,419    $ 35,090,407
Cost of goods sold .................     11,030,867     15,267,058     18,199,115      25,326,310
                                       ------------   ------------   ------------    ------------
   Gross profit ....................      3,892,254      5,464,515      6,884,304       9,764,097

Selling expenses ...................        702,482      1,245,769      1,474,598       2,074,913
General and administrative expenses       2,791,209      2,939,927      5,648,349       5,638,432
                                       ------------   ------------   ------------    ------------
   Total operating expenses ........      3,493,691      4,185,696      7,122,947       7,713,345

Income (loss) from operations ......        398,563      1,278,819       (238,643)      2,050,752
Interest expense, net ..............        144,355        342,989        331,074         663,837
                                       ------------   ------------   ------------    ------------
Income (loss) before income taxes ..        254,208        935,830       (569,717)      1,386,915
Provision (benefit) for income taxes         83,889        187,166       (188,007)        277,383
                                       ------------   ------------   ------------    ------------
   Net income (loss) ...............   $    170,319   $    748,664   $   (381,710)   $  1,109,532
                                       ============   ============   ============    ============
Less:  Preferred stock dividends ...           --           47,100         30,505          94,200
                                       ------------   ------------   ------------    ------------
Net income (loss) to common
   shareholders ....................   $    170,319   $    701,564   $   (412,215)      1,015,332
                                       ============   ============   ============    ============

Basic earnings (loss) per share ....   $       0.01   $       0.07   $      (0.02)   $       0.10
                                       ============   ============   ============    ============
Diluted earnings (loss) per share ..   $       0.01   $       0.07   $      (0.02)   $       0.10
                                       ============   ============   ============    ============

Weighted average number of common
shares outstanding:
   Basic ...........................     18,061,778     10,209,195     16,491,684       9,818,390
                                       ============   ============   ============    ============
   Diluted .........................     18,779,239     10,737,427     16,491,684      10,169,168
                                       ============   ============   ============    ============

          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Six Months Ended June 30,
                                                              -----------------------------
                                                                   2004            2003
                                                              -------------   -------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
    Net (loss) income .....................................   $   (381,710)   $  1,109,532
Adjustments to reconcile net (loss) income to net cash used
  by operating activities:
    Depreciation and amortization .........................        730,153         617,925
    Increase in allowance for doubtful accounts ...........        147,282         163,489
    Common stock issued for services ......................         74,825            --
Changes in operating assets and liabilities:
      Receivables, including related parties ..............     (6,777,637)     (4,660,629)
      Inventories .........................................     (1,907,176)     (1,481,065)
      Other assets ........................................       (236,854)         (5,663)
      Prepaid expenses and other current assets ...........        929,415        (957,730)
      Accounts payable and accrued expenses ...............        739,019       2,035,362
      Income taxes payable ................................       (434,901)        479,479
                                                              ------------    ------------
Net cash used by operating activities .....................     (7,117,584)     (2,699,300)
                                                              ------------    ------------
Cash flows from investing activities:
    Acquisition of property and equipment .................       (337,082)       (980,046)
                                                              ------------    ------------
Cash flows from financing activities:
    Repayment of bank line of credit, net .................     (1,160,152)       (536,162)
    Proceeds from private placement transactions ..........           --         6,395,300
    Proceeds from exercise of stock options and warrants ..        424,801         182,000
    Repayment of capital leases ...........................       (299,377)       (170,364)
    Repayment of notes payable ............................       (600,000)     (1,100,000)
                                                              ------------    ------------
Net cash used (provided) by financing activities ..........     (1,634,728)      4,770,774
                                                              ------------    ------------

Net (decrease) increase in cash ...........................     (9,089,394)      1,091,428
Cash at beginning of period ...............................     14,442,769         285,464
                                                              ------------    ------------
Cash at end of period .....................................   $  5,353,375    $  1,376,892
                                                              ============    ============
Supplemental disclosures of cash flow information:
    Cash received (paid) during the period for:
      Interest paid .......................................   $   (324,292)   $   (637,930)
      Income taxes paid ...................................   $   (255,067)   $     (9,131)
      Income taxes received ...............................   $       --      $    212,082
Non-cash financing activities:
    Preferred Series D stock converted to common stock ....   $ 22,918,693    $       --
    Preferred Series C stock converted to common stock ....   $  2,895,001    $       --
    Accrued dividends converted to common stock ...........   $    458,707    $       --
    Capital lease obligation ..............................   $    249,418    $  1,474,053

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

2.       EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                            INCOME       SHARES     PER SHARE
                                          ----------   ----------   ----------
THREE MONTHS ENDED JUNE 30, 2004:
Basic earnings per share:
Income available to common stockholders   $  170,319   18,061,778   $     0.01

Effect of Dilutive Securities:
Options ...............................         --        584,415          --
Warrants ..............................         --        133,046          --
                                          ----------   ----------   ----------
Income available to common stockholders   $  170,319   18,779,239   $     0.01
                                          ==========   ==========   ==========

THREE MONTHS ENDED JUNE 30, 2003:
Basic earnings per share:
Income available to common stockholders   $  701,564   10,209,195   $     0.07

Effect of Dilutive Securities:
Options                                         --        482,937          --
Warrants                                        --         45,295          --
                                          ----------   ----------   ----------
Income available to common stockholders   $  701,564   10,737,427   $     0.07
                                          ==========   ==========   ==========

                                            (LOSS)
                                            INCOME       SHARES     PER SHARE
SIX MONTHS ENDED JUNE 30, 2004:           ----------   ----------   ----------
Basic loss per share:
Loss available to common stockholders     $ (412,215)  16,491,684   $    (0.02)

Effect of Dilutive Securities:
Options                                         --           --            --
Warrants                                        --           --            --
                                          ----------   ----------   ----------
Loss available to common stockholders     $ (412,215)  16,491,684   $    (0.02)
                                          ==========   ==========   ==========

SIX MONTHS ENDED JUNE 30, 2003:
Basic earnings per share:
Income available to common stockholders   $1,015,332    9,818,390   $     0.10

Effect of Dilutive Securities:
Options                                         --         33,488          --
Warrants                                        --        317,290          --
                                          ----------   ----------   ----------
Income available to common stockholders   $1,015,332   10,169,168   $     0.10
                                          ==========   ==========   ==========

         Convertible debt of $500,000, convertible at $4.50 per common share, was outstanding for the three months ended June 30, 2004, but was not included in the computation of diluted earnings per share because the effect of conversion would have an antidilutive effect on earnings per share.

         Warrants to purchase 1,236,219 shares of common stock at between $0.71 and $5.06, options to purchase 1,875,200 shares of common stock at between $1.30 and $4.63 and convertible debt of $500,000 convertible at $4.50 per share were outstanding for the six months ended June 30, 2004, but were not included in the computation of diluted earnings per share because exercise or conversion would have an antidilutive effect on earnings per share.

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

3.       STOCK BASED COMPENSATION

         All stock options issued to employees had an exercise price not less than the fair market value of the Company's Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements for the three and six months ended June 30, 2004 and 2003. If compensation cost for stock-based compensation had been determined based on the fair market value of the stock options on their dates of grant in accordance with SFAS 123, the Company's net income (loss) and earnings (loss) per share for the three and six months ended June 30, 2004 and 2003 would have amounted to the pro forma amounts presented below:

                                                            Three Months                     Six Months
                                                           Ended June 30,                  Ended June 30,
                                                      ---------------------------    --------------------------
                                                        2004             2003           2004            2003
                                                      -----------     -----------    -----------    -----------

Net income, as reported........................       $   170,319     $   748,664    $  (381,710)   $ 1,109,532
Add:  Stock-based employee compensation expense
     included in reported net income, net of
     related tax effects ......................              --             --             --             --

Deduct: Total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax
     effects ..................................            (5,224)        (44,838)       (44,780)       (50,120)
                                                      -----------     -----------    -----------    -----------

Pro forma net income...........................       $   165,095     $   703,826    $  (426,490)   $ 1,059,412
                                                      ===========     ===========    ===========    ===========

Earnings per share:
     Basic - as reported.......................       $      0.01     $      0.07    $     (0.02)   $      0.10
     Basic - pro forma.........................       $      0.01     $      0.06    $     (0.03)   $      0.10
     Diluted - as reported.....................       $      0.01     $      0.07    $     (0.02)   $      0.10
     Diluted - pro forma.......................       $      0.01     $      0.06    $     (0.03)   $      0.10

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

6.       SUBSEQUENT EVENT

         On July 16, 2004, we amended our exclusive supply agreement with Levi Strauss & Co. to provide for an additional two-year term through November 2006. In accordance with the supply agreement, Levi is to purchase waistbands for specific product categories over the term of the agreement. Certain proprietary products, equipment and technological know-how will be supplied to Levi on an exclusive basis for specific product categories during the extended period.

7.       GUARANTEES AND CONTINGENCIES

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

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tag-It Pacific, Inc. for the six months ended June 30, 2004 and 2003. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

OVERVIEW

         Tag-It Pacific, Inc. is an apparel company that specializes in the distribution of trim items to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We act as a full service outsourced trim management department for manufacturers, a specified supplier of trim items to owners of specific brands, brand licensees and retailers, a manufacturer and distributor of zippers under our TALON brand name and a distributor of stretch waistbands that utilize licensed patented technology under our TEKFIT brand name.

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

         On July 16, 2004, we amended our exclusive supply agreement with Levi Strauss & Co. to provide for an additional two-year term through November 2006. In accordance with the supply agreement, Levi is to purchase waistbands for specific product categories over the term of the agreement. Certain proprietary products, equipment and technological know-how will be supplied to Levi on an exclusive basis for specific product categories during the extended period.

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

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         o Inventory is evaluated on a continual basis and reserve adjustments are made based on management's estimate of future sales value, if any, of specific inventory items. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to the adjustments become known. A substantial portion of our total inventories is subject to buyback arrangements with our customers. The buyback arrangements contain provisions related to the inventory we purchase and warehouse on behalf of our customers. In the event that inventories remain with us in excess of six to nine months from our receipt of the goods from our vendors or the termination of production of a customer's product line related to the inventories, the customer is required to purchase the inventories from us under normal invoice and selling terms. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to purchase inventories, an additional adjustment may be required. These buyback arrangements are considered in management's estimate of future market value of inventories.

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

         o We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine that we will not realize all or part of our deferred tax assets in the future, we would make an adjustment to the carrying value of the deferred tax asset, which would be reflected as an income tax expense. Conversely, if we determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would be required to reverse the valuation allowance, which would be reflected as an income tax benefit.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, selected statements of operations data shown as a percentage of net sales:


                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                            JUNE 30,               JUNE 30,
                                        ----------------      -----------------
                                         2004       2003       2004        2003
                                        -----      -----      -----       -----

Net sales .........................     100.0%     100.0%     100.0%      100.0%
Cost of goods sold ................      73.9       73.6       72.6        72.2
                                        -----      -----      -----       -----
Gross profit ......................      26.1       26.4       27.4        27.8
Selling expenses ..................       4.7        6.0        5.9         5.9
General and administrative
   expenses .......................      18.7       14.2       22.5        16.1
                                        -----      -----      -----       -----
Operating Income (loss) ...........       2.7%       6.2%      (1.0)%       5.8%
                                        =====      =====      =====       =====


         The following table sets forth for the periods indicated revenues attributed to geographical regions based on the location of the customer as a percentage of net sales:

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,               JUNE 30,
                                         ----------------      ----------------
                                          2004       2003       2004       2003
                                         -----      -----      -----      -----
United States ......................       7.7%      16.6%       8.2%      16.3%
Asia ...............................      24.3       13.8       24.1       12.3
Mexico .............................      39.1       38.6       37.1       42.6
Dominican Republic .................      19.7       23.0       19.7       22.7
Central and South America ..........       8.7        5.5       10.5        4.5
Other ..............................       0.5        2.5        0.4        1.6
                                         -----      -----      -----      -----
                                         100.0%     100.0%     100.0%     100.0%
                                         =====      =====      =====      =====

         Net sales decreased approximately $5,809,000, or 28.0%, to $14,923,000 for the three months ended June 30, 2004 from $20,732,000 for the three months ended June 30, 2003. The decrease in net sales for the three months ended June 30, 2004 was primarily due to a decrease in trim-related sales of approximately $8.3 million from our Tlaxcala, Mexico, operations under our MANAGED TRIM SOLUTION(TM) trim package program. During the fourth quarter of 2003, we implemented a plan to restructure certain business operations, including the reduction of our reliance on two significant customers in Mexico, Tarrant Apparel Group and Azteca Production International, which contributed approximately $8.9 million or 43.2% of revenues in the second quarter of 2003. These customers contributed approximately $600,000 or 3.9% of revenues in the second quarter of 2004. This plan was accelerated when Tarrant Apparel Group unexpectedly exited its Mexico operations. We were able to replace approximately 22% of the lost revenue during the three months ended June 30, 2004. The reduction of our operations in Mexico was also in response to our efforts to decrease our reliance on our larger Mexico customers, and our difficulty obtaining financing in Mexico due to the location of assets in Mexico and customer concentration and other limits imposed by financial institutions. Fiscal 2004 continues to be a transitional year as we experience the effects of diversifying our customer base. We are no longer reliant on Tarrant Apparel Group and Azteca Production International for a significant portion of our sales. The decrease in net sales was also offset by an increase in sales from our Hong Kong subsidiary for TRIMNET programs related to major U.S. retailers and an increase in zipper sales under our TALON brand name in Asia.

         Net sales decreased approximately $10,007,000, or 28.5%, to $25,083,000 for the six months ended June 30, 2004 from $35,090,000 for the six months ended June 30, 2003. The decrease in net sales for the six months ended June 30, 2004 was primarily due to a decrease in trim-related sales of approximately $15.4 million from our Tlaxcala, Mexico operations, as discussed above. Our previous reliance on two significant customers in Mexico, Tarrant Apparel Group and Azteca Production International, during the six months ended June 30, 2003 contributed approximately $16.6 million or 47.3% of revenues compared to approximately $1.2 million or 4.8% of revenues for the six months ended June 30, 2004. We were able to replace approximately 29% of lost revenue during the six months ended June 30, 2004. The decrease in net sales was also offset by an increase in sales from our Hong Kong subsidiary for TRIMNET programs related to major U.S. retailers and an increase in zipper sales under our TALON brand name in Asia.

         Gross profit decreased approximately $1,573,000, or 28.8%, to $3,892,000 for the three months ended June 30, 2004 from $5,465,000 for the three months ended June 30, 2003. Gross margin as a percentage of net sales decreased to approximately 26.1% for the three months ended June 30, 2004 as compared to 26.4% for the three months ended June 30, 2003. The decrease in gross profit as a percentage of net sales for the three months ended June 30, 2004 was due to a change in our product mix during the current quarter.

         Gross profit decreased approximately $2,880,000, or 29.5%, to $6,884,000 for the six months ended June 30, 2004 from $9,764,000 for the six months ended June 30, 2003. Gross margin as a percentage of net sales decreased to approximately 27.4% for the six months ended June 30, 2004 as compared to 27.8% for the six months ended June 30, 2003. The decrease in gross profit as a percentage of net sales for the six months ended June 30, 2004 was due to a change in our product mix during the current period.

         Selling expenses decreased approximately $544,000, or 43.7%, to $702,000 for the three months ended June 30, 2004 from $1,246,000 for the three months ended June 30, 2003. As a percentage of net sales, these expenses decreased to 4.7% for the three months ended June 30, 2004 compared to 6.0% for the three months ended June 30, 2003. The decrease in selling expenses during the period was due in part to a decrease in the royalty rate related to our exclusive license and intellectual property rights agreement with Pro-Fit
Holdings   Limited.   We  incurred   royalties  related  to  this  agreement  of
approximately

$110,000 for the three months ended June 30, 2004 compared to $346,000 for the three months ended June 30, 2003. Over the life of the contract, we pay royalties of 6% on related sales of up to $10 million, 4% of related sales from $10-20 million and 3% on related sales in excess of $20 million. Selling expenses also decreased due to the implementation of our restructuring plan in the fourth quarter of 2003.

         Selling expenses decreased approximately $600,000, or 28.9%, to $1,475,000 for the six months ended June 30, 2004 from $2,075,000 for the six months ended June 30, 2003. As a percentage of net sales, these expenses remained consistent at 5.9% for the six months ended June 30, 2004 and the six months ended June 30, 2003. The decrease in selling expenses during the period was due in part to a decrease in the royalty rate related to our exclusive license and intellectual property rights agreement with Pro-Fit Holdings
Limited. We incurred royalties related to this agreement of approximately $225,000 for the six months ended June 30, 2004 compared to $501,000 for the six months ended June 30, 2003. Selling expenses also decreased due to the implementation of our restructuring plan in the fourth quarter of 2003.

         General and administrative expenses decreased approximately $149,000, or 5.1%, to $2,791,000 for the three months ended June 30, 2004 from $2,940,000 for the three months ended June 30, 2003. The decrease in these expenses was due primarily to a reduction in salaries and related benefits and other costs associated with our restructuring plan implemented in the fourth quarter of 2003. As a percentage of net sales, these expenses increased to 18.7% for the three months ended June 30, 2004 compared to 14.2% for the three months ended June 30, 2003, due to the decrease in net sales.

         General and administrative expenses increased approximately $10,000, or 0.2%, to $5,648,000 for the six months ended June 30, 2004 from $5,638,000 for the six months ended June 30, 2003. The increase in these expenses was due primarily to a one-time charge of approximately $400,000 in the first quarter of 2004 related to the final residual costs associated with our restructuring plan implemented in the fourth quarter of 2003. This one-time charge was offset by a decrease in salaries and related benefits and other costs as a result of the implementation of our restructuring plan in the fourth quarter of 2003. As a percentage of net sales, these expenses increased to 22.5% for the six months ended June 30, 2004 compared to 16.1% for the six months ended June 30, 2003, due to the decrease in net sales.

         Interest expense decreased approximately $199,000, or 58.0%, to $144,000 for the three months ended June 30, 2004 from $343,000 for the three months ended June 30, 2003. Borrowings under our UPS Capital credit facility decreased during the period ended June 30, 2004 due to proceeds received from our private placement transactions in May and December 2003 in which we raised approximately $29 million from the sale of common and convertible preferred stock.

         Interest expense decreased approximately $333,000, or 50.2%, to $331,000 for the six months ended June 30, 2004 from $664,000 for the six months ended June 30, 2003. Borrowings under our UPS Capital credit facility decreased during the period ended June 30, 2004 due to proceeds received from our private placement transactions in May and December 2003 in which we raised approximately $29 million from the sale of common and convertible preferred stock.

         The provision for income taxes for the three months ended June 30, 2004 amounted to approximately $84,000 compared to $187,000 for the three months ended June 30, 2003. Income taxes decreased for the three months ended June 30, 2004 primarily due to decreased taxable income.

         The income tax benefit for the six months ended June 30, 2004 amounted to approximately $188,000 compared to a provision for income taxes of $277,000 for the six months ended June 30, 2003. Income taxes decreased for the six months ended June 30, 2004 primarily due to decreased taxable income.

         Net income was approximately $170,000 for the three months ended June 30, 2004 as compared to $749,000 for the three months ended June 30, 2003, due primarily to a decrease in net sales offset by decreases in selling, general and administrative and interest expenses, as discussed above.

         Net loss was approximately $382,000 for the six months ended June 30, 2004 as compared to net income of $1,110,000 for the six months ended June 30, 2003, due primarily to a decrease in net sales offset by decreases in selling and interest expenses, as discussed above.

         There were no preferred stock dividends for the three months ended June 30, 2004 as compared to $47,000 for the three months ended June 30, 2003. Preferred stock dividends represent earned dividends at 6% of the stated value per annum of the Series C convertible redeemable preferred stock. In February 2004, the holders of the Series C convertible redeemable preferred stock converted all 759,494 shares of the Series C Preferred Stock, plus $458,707 of accrued dividends, into 700,144 shares of our common stock. Net income available to common shareholders amounted to $170,000 for the three months ended June 30, 2004 compared to $702,000 for the three months ended June 30, 2003. Basic and diluted earnings per share were $0.01 for the three months ended June 30, 2004 and $0.07 for the three months ended June 30, 2003.

         Preferred stock dividends amounted to $31,000 for the six months ended June 30, 2004 as compared to $94,000 for the six months ended June 30, 2003. Preferred stock dividends represent earned dividends at 6% of the stated value per annum of the Series C convertible redeemable preferred stock. In February 2004, the holders of the Series C convertible redeemable preferred stock converted all 759,494 shares of the Series C Preferred Stock, plus $458,707 of accrued dividends, into 700,144 shares of our common stock. Net loss available to common shareholders amounted to $412,000 for the six months ended June 30, 2004 compared to net income available to common shareholders of $1,015,000 for the six months ended June 30, 2003. Basic and diluted loss per share was $0.02 for the six months ended June 30, 2004 and basic and diluted earnings per share was $0.10 for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES AND RELATED PARTY TRANSACTIONS

         Cash and cash equivalents decreased to $5,353,000 at June 30, 2004 from $14,443,000 at December 31, 2003. The decrease resulted from approximately $7,118,000 of cash used by operating activities, $337,000 of cash used in investing activities and $1,635,000 of cash used in financing activities.

         Net cash used in operating activities was approximately $7,118,000 for the six months ended June 30, 2004 and approximately $2,699,000 for the six months ended June 30, 2003. Cash used in operating activities for the six months ended June 30, 2004 resulted primarily from increased accounts receivable and inventories. The increase in inventories during the period was due primarily to increased customer orders for future sales. The increase in accounts receivable during the period was due primarily to slower customer collections of non-related party receivables during the months of May and June 2004. Cash used in operating activities for the six months ended June 30, 2003 resulted primarily from increases in inventories and receivables, which was partially offset by increases in accounts payable and accrued expenses and net income.

         Net cash used in investing activities was approximately $337,000 and $980,000 for the six months ended June 30, 2004 and 2003, respectively. Net cash used in investing activities for the six months ended June 30, 2004 consisted primarily of capital expenditures for computer equipment and the purchase of additional TALON zipper equipment. Net cash used in investing activities for the six months ended June 30, 2003 consisted primarily of capital expenditures for equipment related to the exclusive supply agreement we entered into with Levi Strauss & Co. We also purchased computer equipment and software for the implementation of a new Oracle-based computer system during the six months ended June 30, 2003. This purchase was treated as a non-cash capital lease obligation.

         Net cash used in financing activities was approximately $1,635,000 for the six months ended June 30, 2004 compared to net cash provided by financing activities of $4,771,000 for the six months ended June 30, 2003. Net cash used in financing activities for the six months ended June 30, 2004 primarily reflects the repayment of borrowings under our credit facility and subordinated notes payable, offset by funds raised from the exercise of stock options and warrants. Net cash provided by financing activities for the six months ended June 30, 2003 primarily reflects funds raised from private placement transactions, offset by the repayment of notes payable and decreased borrowings under our credit facility.

         We currently satisfy our working capital requirements primarily through cash flows generated from operations, sales of equity securities and borrowings under our credit facility with UPS Capital. Our maximum availability under the credit facility is $7 million. At June 30, 2004 and 2003, outstanding borrowings under our UPS Capital credit facility, including amounts borrowed under our foreign factoring agreement, amounted to approximately $5,935,000 and $15,495,000, respectively. Open letters of credit under our UPS Capital credit facility amounted to approximately $481,000 at June 30, 2004. There were no open letters of credit at June 30, 2003.

         The initial term of our agreement with UPS Capital was three years, expiring May 30, 2004, and the facility is secured by substantially all of our assets. The interest rate of the credit facility is at the prime rate plus 2% on advances and the prime rate plus 4% on the term loan. On November 17, 2003, the credit facility was amended to provide for a term loan of $6 million in addition to the revolving credit facility with a maximum availability of $7 million. The term loan provided for monthly payments beginning December 15, 2003 through March 1, 2004 and has been paid in full as of June 30, 2004. On May 14, 2004, the credit facility was further amended to provide for an additional term expiring August 28, 2004 and an increased interest rate of prime plus 2.75% on advances. We are currently pursuing alternative working capital credit arrangements to replace the UPS Capital credit facility upon its expiration.

         The credit facility requires that we comply with certain financial covenants including net worth, fixed charge ratio and capital expenditures. We were not in compliance with one of the financial covenants at June 30, 2004. The non-compliance was subsequently waived by the bank. The amount we can borrow under the credit facility is determined based on a defined borrowing base formula related to eligible accounts receivable and inventories. Our borrowing base availability ranged from approximately $3,434,000 to $6,442,000 from January 1, 2004 to June 30, 2004. A significant decrease in eligible accounts receivable and inventories due to customer concentration levels and the aging of inventories, among other factors, can have an adverse effect on our borrowing capabilities under our credit facility, which thereafter, may not be adequate to satisfy our working capital requirements. Eligible accounts receivable are reduced if our accounts receivable customer balances are concentrated with a particular customer in excess of the percentages allowed under our agreement with UPS Capital. In addition, we have typically experienced seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers. During these quarters, borrowing availability under our credit facility may decrease as a result of decreases in eligible accounts receivables generated from our sales. If our business becomes dependent on one or a limited number of customers or if we experience future significant seasonal reductions in receivables, our availability under the UPS Capital credit facility would be correspondingly reduced. If this were to occur, we would be required to seek additional financing which may not be available on attractive terms and, if such financing is unavailable, we may be unable to meet our working capital requirements.

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

         Pursuant to the terms of a foreign factoring agreement under our UPS Capital credit facility, UPS Capital purchases our eligible accounts receivable and assumes the credit risk with respect to those foreign accounts for which UPS Capital has given its prior approval. If UPS Capital does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable under our credit facility. Included in due from factor as of June 30, 2004 and 2003 are trade accounts receivable factored without recourse of approximately $55,000 and $177,000. Included in due from factor are outstanding advances due to UPS Capital under this factoring arrangement amounting to approximately $47,000 and $150,000 at June 30, 2004 and 2003.

         Pursuant to the terms of a factoring agreement for our Hong Kong subsidiary, Tag-It Pacific Limited, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 80% of eligible accounts receivable. Interest is charged at 1.5% over the Hong Kong Dollar prime rate. As of June 30, 2004 and 2003, the amount factored with recourse and included in trade accounts receivable was approximately $883,000 and $542,000. Outstanding advances as of June 30, 2004 and 2003 amounted to approximately $215,000 and $332,000 and are included in the line of credit balance.

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

         Our trade receivables increased to $25,884,000 at June 30, 2004 from $25,080,000 at June 30, 2003. This increase was due primarily to increased non-related party receivables of approximately $9.1 million due to increased sales to non-related party customers and slower collections in the months of May and June 2004. Non-related party trade receivables increased by an additional $3.3 million due to the inclusion of receivables that were previously classified as related party trade receivables. As a result of the sale of its ownership in our common stock, Azteca Production International is no longer considered a related party customer. The increase in non-related party receivables was offset by a decrease in related party trade receivables of approximately $8.3 million resulting from decreased sales to related parties during the period, offset by slower collections.

         Our net deferred tax asset increased to $2,800,000 at June 30, 2004 from $91,000 at June 30, 2003. The increase in our net deferred tax asset results primarily from 2003 losses. At December 31, 2003, we had Federal and state net operating loss carryforwards of approximately $9.2 million and $5.1 million, respectively, available to offset future taxable income.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS


         The following summarizes our contractual obligations at June 30, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                  Payments Due by Period
                             --------------------------------------------------------------
                                           Less than      1-3           4-5        After
  Contractual Obligations      Total        1 Year       Years         Years      5 Years
--------------------------   ----------   ----------   ----------   ----------   ----------
Subordinated note payable    $2,000,000   $1,800,000   $  200,000   $     --     $     --
Capital lease obligations    $1,163,974   $  570,980   $  592,994   $     --     $     --
Subordinated notes payable
   to related parties (1)    $  849,971   $  849,971   $     --     $     --     $     --
Operating leases .........   $1,339,022   $  685,006   $  649,293   $    4,723   $     --
Line of credit ...........   $5,935,362   $5,935,362   $     --     $     --     $     --
Notes payable ............   $   25,200   $   25,200   $     --     $     --     $     --
Royalty payments .........   $  369,315   $     --     $  369,315   $     --     $     --
----------

(1) The majority of subordinated notes payable to related parties are due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment.

         As of June 30, 2003, we indirectly guaranteed the indebtedness of two of our suppliers through the issuance by a related party of letters of credit to purchase goods and equipment totaling $528,000. Financing costs due to the related party amounted to approximately $43,000. The letters of credit expired on various dates through July 2003. There were no outstanding letters of credit at June 30, 2004.

         At June 30, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

         We have an exclusive supply agreement with Tarrant Apparel Group and have been supplying Tarrant Apparel Group with all of its trim requirements under our MANAGED TRIM SOLUTION(TM) system since 1998. The supply agreement with Tarrant Apparel Group has an indefinite term. Pricing and terms are consistent with competitive vendors. At the time we entered into this supply agreement, we also sold

2,390,000 shares of our common stock to KG Investment, LLC, an entity then owned by Gerard Guez and Todd Kay, executive officers and significant shareholders of Tarrant Apparel Group.

         Sales under our supply agreements with Tarrant Apparel Group and Azteca Production International (a former related party), and their affiliates, amounted to approximately 40.2% and 69.7% of our total sales for the years ended December 2003 and 2002, respectively, and 4.8% and 47.3% of our total sales for the six months ended June 30, 2004 and 2003. Sales under these supply agreements as a percentage of total sales for the year ending December 2004 are anticipated to be significantly lower than the year ended December 2003. This decrease is due in part to our efforts to decrease our reliance on these customers and to further diversify our customer base. Our results of operations will depend, to a lesser extent than in prior periods, upon the commercial success of Azteca Production International and Tarrant Apparel Group. If our relationship with Azteca Production International or Tarrant Apparel Group terminates, it may have an adverse affect on our results of operations. Included in trade accounts receivable at June 30, 2004 and 2003 and December 31, 2003, is approximately $8.8, $17.0 and $11.7 million due from Tarrant Apparel Group and Azteca Production International, and their affiliates.

         Included in inventories at June 30, 2004 and 2003 are inventories of approximately $6.6 and $8.0 million that are subject to buyback arrangements with Tarrant Apparel Group and Azteca Production International. The buyback arrangements contain provisions related to the inventory purchased on behalf of these customers. In the event that inventories remain with us in excess of six to nine months from our receipt of the goods from our vendors or the termination of production of a customer's product line related to the inventories, the customer is required to purchase the inventories from us under normal invoice and selling terms. During the six months ended June 30, 2004 and 2003, we sold approximately $130,000 and $1,300,000 in inventory to Tarrant Apparel Group and Azteca Production International pursuant to these buyback arrangements. If the financial condition of Tarrant Apparel Group and Azteca Production International were to deteriorate, resulting in an impairment of their ability to purchase inventories or pay receivables, it may have an adverse affect on our results of operations.

         As of June 30, 2004 and 2003, we had outstanding related-party debt of approximately $850,000, at interest rates ranging from 7% to 11%, and additional non-related-party debt of $25,200 at an interest rate of 10%. The majority of related-party debt is due on demand, with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment.

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

         OUR GROWTH AND OPERATING RESULTS COULD BE MATERIALLY, ADVERSELY EFFECTED IF WE ARE UNSUCCESSFUL IN RESOLVING A DISPUTE THAT NOW EXISTS REGARDING OUR RIGHTS UNDER OUR EXCLUSIVE LICENSE AND INTELLECTUAL PROPERTY AGREEMENT ("AGREEMENT") WITH PRO-FIT HOLDINGS. Pursuant to our Agreement with Pro-Fit
Holdings Limited, we have exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. By letter dated April 6, 2004, Pro-Fit alleged various breaches of the Agreement which we dispute. To prevent Pro-Fit in the future from terminating the Agreement based on alleged breaches that we do not regard as meritorious, we filed a lawsuit against Pro-Fit in the U.S. District Court for the Central District of California, based on various contractual and tort claims seeking declaratory relief, injunctive relief and damages. There has been no activity in the litigation pending the outcome of ongoing negotiations with Pro-Fit. We intend to proceed with the lawsuit if these negotiations are not concluded in a manner satisfactory to us.

         We derive a significant amount of revenues from the sale of products incorporating the stretch waistband technology. Our business, results of operations and financial condition could be materially adversely affected if we are unable to conclude our present negotiations in a manner acceptable to us and ensuing litigation is not resolved in a manner favorable to us.

         IF CUSTOMERS DEFAULT ON BUYBACK AGREEMENTS WITH US, WE WILL BE LEFT HOLDING UNSALABLE INVENTORY. Inventories include goods that are subject to buyback agreements with our customers. Under these buyback agreements, the customer must purchase the inventories from us under normal invoice and selling terms, if any inventory which we purchase on their behalf remains in our hands longer than agreed by the customer from the time we received the goods from our vendors. If any customer defaults on these buyback provisions or insists on markdowns, we may incur a charge in connection with our holding significant amounts of unsalable inventory and this would have a negative impact on the income of the company.

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

         INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS. As of August 1, 2004, our officers and directors and their affiliates beneficially owned approximately 16.0% of the outstanding shares of our common stock. The Dyne family, which includes Mark Dyne, Colin Dyne, Larry Dyne, Jonathan Burstein and the estate of Harold Dyne, beneficially owned approximately 18.2% of the outstanding shares of our common stock at August 1, 2004. Gerard Guez and Todd Kay, significant stockholders of Tarrant Apparel Group, own approximately 5.6% of the outstanding shares of our common stock at August 1, 2004. As a result, our officers and directors, the Dyne family, Gerard Guez and Todd Kay are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         All of our sales are denominated in United States dollars or the currency of the country in which our products originate. We are exposed to market risk for fluctuations in the foreign currency exchange rates for certain product purchases that are denominated in British Pounds. At June 30, 2004, we purchased forward exchange contracts for British Pounds to hedge the payments of product purchases through September 2004. These contracts have an aggregate notional amount of $360,000. The market value of these contracts approximated their carrying value at June 30, 2004. The Company intends to purchase additional contracts to hedge the British Pound exposure for future product purchases. Currency fluctuations can increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in United States bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

         We are also exposed to the impact of interest rate changes on our outstanding borrowings. At June 30 2004, we had approximately $7.9 million of indebtedness subject to interest rate fluctuations. These fluctuations may increase our interest expense and decrease our cash flows from time to time. For example, based on average bank borrowings of $10 million during a three-month period, if the interest rate indices on which our bank borrowing rates are based were to increase 100 basis points in the three-month period, interest incurred would increase and cash flows would decrease by $25,000.

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

         Members of the Company's management, including the Company's Chief Executive Officer, Colin Dyne, and Chief Financial Officer, Ronda Ferguson, have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004, the end of the period covered by this report. Based upon that evaluation, Mr. Dyne and Ms. Ferguson concluded that the Company's disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its SEC disclosure obligations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At our Annual Meeting of Stockholders held on May 12, 2004 our stockholders (a) elected Kevin Bermeister and Brent Cohen to serve as Class I Directors on our Board of Directors for three years and until their respective successors have been elected, and (b) approved an amendment to our 1997 Stock Plan to increase from 2,577,500 to 3,077,500 the maximum number of shares of common stock that may be issued pursuant to awards granted under the 1997 Stock Plan. Kevin Bermeister was elected by a vote of 15,193,784 shares in favor, 67,800 shares voted against, and no shares were withheld from voting for the directors. Brent Cohen was elected by a vote of 15,160,184 shares in favor, 101,400 shares voted against, and no shares were withheld from voting for the directors. At the annual meeting, 10,299,282 shares were voted in favor of, 326,863 shares were voted against, and 228,870 shares were withheld from voting on the amendment to our 1997 Stock Plan. There were 4,406,569 broker non-votes at the annual meeting. Immediately prior to and following the meeting, the Board of Directors was comprised of Mark Dyne, Colin Dyne, G. Maxwell Perks, Kevin Bermeister, Brent Cohen, Michael Katz and Jonathan Burstein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         10.1     Tag-It Pacific, Inc. Amended and Restated 1997 Stock Plan

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

    (b)  Reports on Form 8-K:

         Current Report on Form 8-K, reporting items 7 and 12, filed on May 18, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated:   August 16, 2004                        TAG-IT PACIFIC, INC.

                                                /S/  RONDA FERGUSON
                                                --------------------------------
                                                By:      Ronda Ferguson
                                                Its:     Chief Financial Officer