Form 10-Q
period 2004-09-30
TAG IT PACIFIC INC
filed 2004-11-15
CIK 1047881

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2004.

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

                                Yes [_]    No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 18,144,351 shares issued and outstanding as of November 15, 2004.

                             TAG-IT PACIFIC, INC.
                               INDEX TO FORM 10-Q

PART I      FINANCIAL INFORMATION                                           PAGE
                                                                            ----

Item 1.     Consolidated Financial Statements..................................3

            Consolidated Balance Sheets as of September 30, 2004
               (unaudited) and December 31, 2003...............................3

            Consolidated Statements of Operations (unaudited)
               For the Three and Nine Months
               Ended September 30, 2004 and 2003...............................4

            Consolidated Statements of Cash Flows (unaudited) for the
               Nine Months Ended September 30, 2004 and 2003...................5

            Notes to the Consolidated Financial Statements.....................6

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................11

Item 3.     Quantitative and Qualitative Disclosures
               About Market Risk..............................................28

Item 4.     Controls and Procedures...........................................29

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings.................................................30

Item 6.     Exhibits..........................................................30

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.

                              TAG-IT PACIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                   September 30,   December 31,
                                                       2004            2003
                                                   ------------    ------------
                    Assets                         (unaudited)
 Current Assets:
    Cash and cash equivalents ..................   $  1,566,027    $ 14,442,769
    Due from factor ............................          8,003           9,743
    Trade accounts receivable, net .............     22,511,020       7,531,079
    Trade accounts receivable, related
       parties .................................      5,431,885      11,721,465
    Inventories ................................     16,483,353      17,096,879
    Prepaid expenses and other current
       assets ..................................      3,845,050       2,124,366
    Deferred income taxes ......................      2,800,000       2,800,000
                                                   ------------    ------------
      Total current assets .....................     52,645,338      55,726,301

 Property and equipment, net of accumulated
   depreciation and amortization ...............      7,396,746       6,144,863
 Tradename .....................................      4,110,750       4,110,750
 Goodwill ......................................        450,000         450,000
 License rights ................................        306,250         375,375
 Due from related parties ......................        802,484         762,076
 Other assets ..................................        698,464         200,949
                                                   ------------    ------------
 Total assets ..................................   $ 66,410,032      67,770,314
                                                   ============    ============

  Liabilities, Convertible Redeemable Preferred
        Stock and Stockholders' Equity
 Current Liabilities:
    Line of credit .............................   $  4,597,480    $  7,095,514
    Accounts payable and accrued expenses ......      9,051,494       9,552,196
    Subordinated notes payable to
       related parties .........................        849,971         849,971
    Current portion of capital lease
       obligations .............................        806,134         562,742
    Current portion of mortgage note
       payable .................................         20,137            --
    Current portion of subordinated
       note payable ............................      1,700,000       1,200,000
                                                   ------------    ------------
      Total current liabilities ................     17,025,216      19,260,423

 Capital lease obligations, less
    current portion ............................      1,281,949         651,191
 Mortgage note payable, less current
    portion ....................................        744,863            --
 Subordinated note payable, less
    current portion ............................           --         1,400,000
                                                   ------------    ------------
     Total liabilities .........................     19,052,028      21,311,614
                                                   ------------    ------------

 Convertible redeemable preferred stock
    Series C, $0.001 par value; 759,494
    shares authorized; no shares
    issued and outstanding at September
    30, 2004; 759,494 shares issued
    and outstanding at December 31, 2003
    (stated value $3,000,000) ..................           --         2,895,001
 Stockholders' equity:
    Preferred stock, Series A $0.001
      par value; 250,000 shares
      authorized, no shares issued or
      outstanding ..............................           --              --
    Convertible preferred stock Series D,
      $0.001 par value; 572,818 shares
      authorized; no shares issued or
      outstanding at September 30, 2004;
      572,818 shares issued and
      outstanding at December 31, 2003 .........           --        22,918,693
    Common stock, $0.001 par value,
      30,000,000 shares authorized;
      18,144,351 shares issued and
      outstanding at September 30, 2004;
      11,508,201 at December 31, 2003 ..........         18,146          11,510
    Additional paid-in capital .................     50,797,929      23,890,356
    Accumulated deficit ........................     (3,458,071)     (3,256,860)
                                                   ------------    ------------
 Total stockholders' equity ....................     47,358,004      43,563,699
                                                   ------------    ------------
 Total liabilities, convertible
    redeemable preferred stock and
    stockholders equity ........................   $ 66,410,032    $ 67,770,314
                                                   ============    ============

           See accompanying notes to consolidated financial statements

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                        ---------------------------   ----------------------------
                                                            2004           2003          2004             2003
                                                        ------------   ------------   ------------    ------------
Net sales ...........................................   $ 17,004,775   $ 16,467,896   $ 42,088,194    $ 51,558,303
Cost of goods sold ..................................     12,658,879     12,237,757     30,857,994      37,564,067
                                                        ------------   ------------   ------------    ------------
   Gross profit .....................................      4,345,896      4,230,139     11,230,200      13,994,236

Selling expenses ....................................        646,000        967,688      2,120,598       3,042,601
General and administrative expenses .................      3,226,995      2,831,140      8,875,344       8,469,572
                                                        ------------   ------------   ------------    ------------
   Total operating expenses .........................      3,872,995      3,798,828     10,995,942      11,512,173

Income from operations ..............................        472,901        431,311        234,258       2,482,063
Interest expense, net ...............................        161,828        307,253        492,902         971,090
                                                        ------------   ------------   ------------    ------------
Income (loss) before income taxes ...................        311,073        124,058       (258,644)      1,510,973
Provision (benefit) for income taxes ................        100,069         28,888        (87,938)        306,271
                                                        ------------   ------------   ------------    ------------
   Net income (loss) ................................   $    211,004   $     95,170   $   (170,706)   $  1,204,702
                                                        ============   ============   ============    ============
Less:  Preferred stock dividends ....................           --           49,926         30,505         144,126
                                                        ------------   ------------   ------------    ------------
Net income (loss) to common shareholders ............   $    211,004   $     45,244   $   (201,211)   $  1,060,576
                                                        ============   ============   ============    ============

Basic earnings (loss) per share .....................   $       0.01   $       0.00   $      (0.01)   $       0.10
                                                        ============   ============   ============    ============
Diluted earnings (loss) per share ...................   $       0.01   $       0.00   $      (0.01)   $       0.10
                                                        ============   ============   ============    ============

Weighted average number of common shares outstanding:
   Basic ............................................     18,112,802     11,436,702     17,036,001      10,363,755
                                                        ============   ============   ============    ============
   Diluted ..........................................     18,269,005     12,245,083     17,036,001      10,809,895
                                                        ============   ============   ============    ============

          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            Nine Months
                                                         Ended September 30,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
Increase  (decrease)  in cash and cash
   equivalents
Cash flows  from  operating activities:

    Net (loss) income ..........................   $   (170,706)   $  1,204,702
Adjustments to reconcile net (loss)
  income to net cash (used in)
  provided by operating activities:
   Depreciation and amortization ...............      1,100,886         956,742
   Increase in allowance for doubtful accounts .        421,943         238,440
   Common stock issued for services ............         74,825            --
   Warrants issued for services ................         10,906            --
Changes in operating assets and liabilities:
      Receivables, including related parties ...     (9,110,564)     (2,765,882)
      Inventories ..............................        613,526         126,869
      Other assets .............................       (504,946)         (6,050)
      Prepaid expenses and other current assets      (1,720,684)     (1,025,217)
      Accounts payable and accrued expenses ....        377,567         782,998
      Income taxes payable .....................       (413,212)        504,291
                                                   ------------    ------------
Net cash (used in) provided by operating
   activities ..................................     (9,320,459)         16,893
                                                   ------------    ------------

Cash flows from investing activities:
    Acquisition of property and equipment ......     (1,261,795)     (2,329,606)
                                                   ------------    ------------

Cash flows from financing activities:
    Repayment of bank line of credit, net ......     (2,498,034)     (2,669,013)
    Proceeds from private placement transactions           --         6,395,300
    Proceeds from exercise of stock options and
       warrants ................................        478,814         297,500
    Repayment of capital leases ................       (325,268)       (308,178)
    Proceeds from capital lease ................        950,000            --
    Repayment of notes payable .................       (900,000)     (1,400,000)
                                                   ------------    ------------
Net cash (used in) provided by financing
   activities ..................................     (2,294,488)      2,315,609
                                                   ------------    ------------

Net (decrease) increase in cash ................    (12,876,742)          2,896
Cash at beginning of period ....................     14,442,769         285,464
                                                   ------------    ------------
Cash at end of period ..........................   $  1,566,027    $    288,360
                                                   ============    ============

Supplemental  disclosures of cash flow
   information:
    Cash received (paid) during the period for:
      Interest paid ............................   $   (474,619)   $   (953,732)
      Income taxes paid ........................   $   (340,119)   $    (13,208)
      Income taxes received ....................   $      2,585    $    212,082
Non-cash financing activities:
    Preferred Series D stock converted to
       common stock ............................   $ 22,918,693    $       --
    Preferred Series C stock converted to
       common stock ............................   $  2,895,001    $       --
    Accrued dividends converted to common stock    $    458,707    $       --
    Capital lease obligation ...................   $    249,418    $  1,474,053
    Mortgage note payable ......................   $    765,000    $       --

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

2.       EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


                                            INCOME       SHARES     PER SHARE
                                          ----------   ----------   ----------
THREE MONTHS ENDED SEPTEMBER 30, 2004:
Basic earnings per share:
Income available to common stockholders   $  211,004   18,112,802   $     0.01

Effect of Dilutive Securities:
Options ...............................         --        156,203          --
Warrants ..............................         --           --            --
                                          ----------   ----------   ----------
Income available to common stockholders   $  211,004   18,269,005   $     0.01
                                          ==========   ==========   ==========

THREE MONTHS ENDED SEPTEMBER 30, 2003:
Basic earnings per share:
Income available to common stockholders   $   45,244   11,436,702   $     0.00

Effect of Dilutive Securities:
Options                                         --        684 740          --
Warrants                                        --        123,641          --
                                          ----------   ----------   ----------
Income available to common stockholders   $   45,244   12,245,083   $     0.00
                                          ==========   ==========   ==========

                                            (LOSS)
                                            INCOME       SHARES     PER SHARE
NINE MONTHS ENDED SEPTEMBER 30, 2004:     ----------   ----------   ----------
Basic loss per share:
Loss available to common stockholders     $ (201,211)  17,036,001   $    (0.01)

Effect of Dilutive Securities:
Options                                         --           --            --
Warrants                                        --           --            --
                                          ----------   ----------   ----------
Loss available to common stockholders     $ (201,221)  17,036,001   $    (0.01)
                                          ==========   ==========   ==========

NINE MONTHS ENDED SEPTEMBER 30, 2003:
Basic earnings per share:
Income available to common stockholders   $1,060,576   10,363,755   $     0.10

Effect of Dilutive Securities:
Options                                         --         44,609          --
Warrants                                        --        401,531          --
                                          ----------   ----------   ----------
Income available to common stockholders   $1,060,576   10,806,895   $     0.10
                                          ==========   ==========   ==========


         Warrants to purchase 1,191,984 shares of common stock at between $4.29 and $5.06, options to purchase 1,270,200 shares of common stock at between $3.63 and $4.63, and convertible debt of $500,000 convertible at $4.50 per share, were outstanding for the three months ended September 30, 2004, but were not included in the computation of diluted earnings per share because exercise or conversion would have an antidilutive effect on earnings per share.

         Warrants to purchase 1,191,984 shares of common stock at between $4.29 and $5.06, options to purchase 1,790,200 shares of common stock at between $1.30 and $4.63, and convertible debt of $500,000 convertible at $4.50 per share, were outstanding for the nine months ended September 30, 2004, but were not included in the computation of diluted earnings per share because exercise or conversion would have an antidilutive effect on earnings per share.

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

3.       STOCK BASED COMPENSATION

         All stock options issued to employees had an exercise price not less than the fair market value of the Company's Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements for the three and nine months ended September 30, 2004 and 2003. If compensation cost for stock-based compensation had been determined based on the fair market value of the stock options on their dates of grant in accordance with SFAS 123, the Company's net income (loss) and earnings (loss) per share for the three and nine months ended September 30, 2004 and 2003 would have amounted to the pro forma amounts presented below:


                                                            Three Months                    Nine Months
                                                         Ended September 30,             Ended September 30,
                                                      ---------------------------    --------------------------
                                                        2004             2003           2004            2003
                                                      -----------     -----------    -----------    -----------
Net income (loss), as reported.................       $   211,004     $    95,170    $  (170,706)   $ 1,204,702
Add:  Stock-based employee compensation expense
     included in reported net income, net of
     related tax effects ......................              --             --             --             --

Deduct: Total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax
     effects ..................................            (5,224)        (44,838)       (50,004)       (94,948)
                                                      -----------     -----------    -----------    -----------

Pro forma net income (loss) ...................       $   205,780     $    50,332    $  (220,710)   $ 1,109,754
                                                      ===========     ===========    ===========    ===========

Earnings per share:
     Basic - as reported.......................       $      0.01     $      0.00    $     (0.01)   $      0.10
     Basic - pro forma.........................       $      0.01     $      0.00    $     (0.01)   $      0.09
     Diluted - as reported.....................       $      0.01     $      0.00    $     (0.01)   $      0.10
     Diluted - pro forma.......................       $      0.01     $      0.00    $     (0.01)   $      0.09


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

6.       EXCLUSIVE SUPPLY AGREEMENT

         On July 16, 2004, we amended our exclusive supply agreement with Levi Strauss & Co. ("Levi") to provide for an additional two-year term through November 2006. In accordance with the supply agreement, Levi is to purchase waistbands for specific product categories over the term of the agreement. Certain proprietary products, equipment and technological know-how will be supplied to Levi on an exclusive basis for specific product categories during the extended period.

7.       SUBSEQUENT EVENTS

         REFINANCING OF WORKING CAPITAL CREDIT FACILITY

         On November 10, 2004, the Company raised $12.5 million from the sale of Secured Convertible Notes Payable (the "Notes") to existing shareholders. The Notes are convertible into common stock at a price of $3.65 per share, bear interest at 6% payable quarterly, are due November 9, 2007 and are secured by the TALON trademarks. The Notes are convertible at the option of the holder at any time after closing. The Company may repay the Notes at any time after one year from the closing date with a 15% prepayment penalty. At maturity, the Company may repay the Notes in cash or require conversion if certain conditions are met. In connection with the issuance of the Notes, 171,235 warrants were issued to the Note holders. The warrants have a term of five years, an exercise price of $3.65 and vest 30 days after closing. The Company is required to register the shares issuable upon conversion of the options and exercise of the warrants. In connection with this financing, the Company paid the placement agent $704,000 in cash, and issued the placement agent a warrant to purchase 215,754 common shares at an exercise price of $3.65 per share. The warrant is exercisable beginning May 10, 2004 through November 10, 2009.

         A portion of the proceeds from the Secured Convertible Notes Payable was used to pay off all existing indebtedness under our credit facility with UPS Capital Global Trade Finance Corporation.

FRANCHISE AGREEMENTS

         On October 21, 2004, the Company entered into a franchise agreement for the sale of TALON zippers in Central Asia. The agreement provides for minimum purchases from the Company of $9.5 million of TALON zipper products to be received over a term beginning October 21, 2004 through April 21, 2008.

         On November 10, 2004, the Company entered into a second franchise agreement for the sale of TALON zippers in South East Asia. The agreement provides for minimum purchases from the Company of $10.5 million of TALON zipper products to be received over a term beginning November 10, 2004 through May 10, 2008.

8.       GUARANTEES AND CONTINGENCIES

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

9.       NEW ACCOUNTING PRONOUNCEMENT

         In March 2004, the Financial Accounting Standards Board ("FASB") published an Exposure Draft, "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." The proposed change in accounting would replace existing requirements under SFAS No. 123 and APB Opinion No. 25. The proposed statement would require public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. The proposed statement would also affect the pattern in which compensation costs would be recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. The Exposure Draft also notes that the use of a lattice model, such as the binomial model, to determine the fair value of employee stock options, is preferable. The Company currently uses the Black-Scholes pricing model to determine the fair value of its employee stock options. Use of a lattice model to determine the fair value of employee stock options may result in compensation costs materially different from those pro forma costs disclosed in Note 3 to the consolidated financial information. The Company is currently determining what impact the proposed statement would have on its results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read together with the Consolidated Financial Statements of Tag-It Pacific, Inc. and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-Q.

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tag-It Pacific, Inc. for the nine months ended September 30, 2004 and 2003. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

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

         On November 10, 2004, we refinanced our working capital credit facility with UPS Capital Global Trade Finance Corporation with a portion of the proceeds received from a private placement of $12.5 million Secured Convertible Notes Payable. See further discussion under the LIQUIDITY AND CAPITAL RESOURCES section of this document.

         We have developed, and are now implementing, what were refer to as our TALON franchise strategy, whereby we locate suitable candidates in various geographic international regions to finish and sell zippers under the TALON brand name. Our designated franchisees purchase and install locally equipment for producing finished zippers, thus minimizing our capital outlay. The franchisee will then purchase from us large zippers rolls and produce finished zippers locally, according to their customers' specifications, in markets around the world, becoming in essence a local marketer and distributor of the TALON brand. The benefits of this strategy are profound, as we expect to dramatically expand the geographic footprint of our TALON division without the need to build factories, commit significant capital resources and hire sales people in the markets we target.

         On October 21, 2004, we entered into a franchise agreement for the sale of TALON zippers in Central Asia. The agreement provides for minimum purchases from us of $9.5 million in TALON zipper products to be received over a term beginning October 21, 2004 through April 21, 2008.

         On November 10, 2004, we entered into our second franchise agreement for the sale of TALON zippers in South East Asia. The agreement provides for minimum purchases from us of $10.5 million in TALON zipper products to be received over a term beginning November 10, 2004 through May 10, 2008.

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


RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, selected statements of operations data shown as a percentage of net sales:


                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                   SEPTEMBER 30,              SEPTEMBER 30,
                              ----------------------     ---------------------
                                 2004        2003         2004         2003
                              ---------   ----------   ----------   ---------
Net sales                        100.0%       100.0%       100.0%      100.0%
Cost of goods sold                74.4         74.3         73.3        72.9
                              ---------   ----------   ----------   ---------
Gross profit                      25.6         25.7         26.7        27.1
Selling expenses                   3.8          5.9          5.0         5.9
General and administrative
   expenses                       19.0         17.2         21.1        16.4
                              ---------   ----------   ----------   ---------
Operating Income                   2.8%         2.6%        0.6%         4.8%
                              =========   ==========   ==========   =========


         The following table sets forth for the periods indicated revenues attributed to geographical regions based on the location of the customer as a percentage of net sales:

                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                   SEPTEMBER 30,             SEPTEMBER 30,
                              ----------------------   ----------------------
                                2004         2003         2004         2003
                              ---------   ----------   ----------   ---------
United States.................     9.7%         5.4%         8.7%       12.9%
Asia                              19.3         15.9         22.2        13.6
Mexico........................    44.9         43.0         40.2        42.3
Dominican Republic............    15.8         22.1         18.2        22.5
Central and South America.....     7.4          8.6          9.3         5.9
Other.........................     2.9          5.0          1.4         2.8
                              ---------   ----------   ----------   ---------
                                 100.0%       100.0%       100.0%      100.0%
                              =========   ==========   ==========   =========

         Net sales increased approximately $537,000, or 3.3%, to $17,005,000 for the three months ended September 30, 2004 from $16,468,000 for the three months ended September 30, 2003. The increase in net sales for the three months ended September 30, 2004 was primarily due to an increase in sales from our TRIMNET programs related to major U.S. retailers in our Hong Kong and Mexico facilities and an increase in zipper sales under our TALON brand name in Asia. The increase in net sales was offset by a decrease in trim-related sales of approximately $3.0 million from our Tlaxcala, Mexico, operations under our MANAGED TRIM SOLUTION(TM) trim package program. During the fourth quarter of 2003, we implemented a plan to restructure certain business operations, including the reduction of our reliance on two significant customers in Mexico, Tarrant Apparel Group and Azteca Production International, which contributed approximately $6.0 million or 36.2% of revenues in the third quarter of 2003. These customers contributed approximately $3.0 million or 17.9% of revenues in the third quarter of 2004. This plan was accelerated when Tarrant Apparel Group unexpectedly exited its Mexico operations. We were able to replace in excess of 100% of the lost revenue during the three months ended September 30, 2004. The reduction of our operations in Mexico was also in response to our efforts to decrease our reliance on our larger Mexico customers. Fiscal 2004 continues to be a transitional year as we experience the effects of diversifying our customer base.

         Net sales decreased approximately $9,470,000, or 18.4%, to $42,088,000 for the nine months ended September 30, 2004 from $51,558,000 for the nine months ended September 30, 2003. The decrease in net sales for the nine months ended September 30, 2004 was primarily due to a decrease in trim-related sales of approximately $18.3 million from our Tlaxcala, Mexico operations, as discussed above. Our previous reliance on two significant customers in Mexico, Tarrant Apparel Group and Azteca Production International, during the nine months ended September 30, 2003 contributed approximately $22.5 million or 43.7% of revenues compared to approximately $4.2 million or 10.1% of revenues for the nine months ended September 30, 2004. We were able to replace approximately 48% of lost revenue during the nine months ended September 30, 2004. The decrease in net sales was offset by an increase in sales from our TRIMNET programs related to major U.S. retailers in our Hong Kong and Mexico facilities and an increase in zipper sales under our TALON brand name in Asia.

         Gross profit increased approximately $116,000, or 2.7%, to $4,346,000 for the three months ended September 30, 2004 from $4,230,000 for the three months ended September 30, 2003. Gross margin as a percentage of net sales decreased to approximately 25.6% for the three months ended September 30, 2004 as compared to 25.7% for the three months ended September 30, 2003. The decrease in gross profit as a percentage of net sales for the three months ended September 30, 2004 was due to a change in our product mix during the quarter.

         Gross profit decreased approximately $2,764,000, or 19.8%, to $11,230,000 for the nine months ended September 30, 2004 from $13,994,000 for the nine months ended September 30, 2003. Gross margin as a percentage of net sales decreased to approximately 26.7% for the nine months ended September 30, 2004 as compared to 27.1% for the nine months ended September 30, 2003. The decrease in gross profit as a percentage of net sales for the nine months ended September 30, 2004 was due to a change in our product mix during the period.

         Selling expenses decreased approximately $322,000, or 33.3%, to $646,000 for the three months ended September 30, 2004 from $968,000 for the three months ended September 30, 2003. As a percentage of net sales, these expenses decreased to 3.8% for the three months ended September 30, 2004 compared to 5.9% for the three months ended September 30, 2003. The decrease in selling expenses during the period was due in part to a decrease in the royalty rate related to our exclusive license and intellectual property rights agreement with Pro-Fit Holdings Limited. We incurred royalties related to this agreement of approximately $85,000 for the three months ended September 30, 2004 compared to $199,000 for the three months ended September 30, 2003. Over the life of the contract, we pay royalties of 6% on related sales of up to $10 million, 4% of related sales from $10-20 million and 3% on related sales in excess of $20 million. Selling expenses also decreased due to the implementation of our restructuring plan in the fourth quarter of 2003.

         Selling expenses decreased approximately $922,000, or 30.3%, to $2,121,000 for the nine months ended September 30, 2004 from $3,043,000 for the nine months ended September 30, 2003. As a percentage of net sales, these expenses decreased to 5.0% for the nine months ended September 30, 2004 compared to $5.9% for the nine months ended September 30, 2003. The decrease in selling expenses during the period was due in part to a decrease in the royalty rate related to our exclusive license and intellectual property rights agreement with Pro-Fit Holdings Limited. We incurred royalties related to this agreement of approximately $312,000 for the nine months ended September 30, 2004 compared to $705,000 for the nine months ended September 30, 2003. Selling expenses also decreased due to the implementation of our restructuring plan in the fourth quarter of 2003.

         General and administrative expenses increased approximately $396,000, or 14.0%, to $3,227,000 for the three months ended September 30, 2004 from $2,831,000 for the three months ended September 30, 2003. The increase in general and administrative expenses was due primarily to the hiring of additional employees related to the expansion of our Asian operations, including our TALON franchising strategy. Additional administrative employees were also hired for our new TALON manufacturing facility in North Carolina. This facility is estimated to begin production in December 2004. As a percentage of net sales, these expenses increased to 19.0% for the three months ended September 30, 2004 compared to 17.2% for the three months ended September 30, 2003, as the rate of increase in general and administrative expenses exceeded the rate of increase in net sales.

         General and administrative expenses increased approximately $405,000, or 4.8%, to $8,875,000 for the nine months ended September 30, 2004 from $8,470,000 for the nine months ended September 30, 2003. The increase in general and administrative expenses was due primarily to the hiring of additional employees related to the expansion of our Asian operations, including our TALON franchising strategy. Additional administrative employees were also hired for our new TALON manufacturing facility in North Carolina. This facility is estimated to begin production in December 2004. The increase in these expenses was also due to a one-time charge of approximately $400,000 in the first quarter of 2004 related to the final residual costs associated with our restructuring plan implemented in the fourth quarter of 2003. This one-time charge was offset by a decrease in salaries and related benefits and other costs as a result of the implementation of our restructuring plan in the fourth quarter of 2003. As a percentage of net sales, these expenses increased to 21.1% for the nine months ended September 30, 2004 compared to 16.4% for the nine months ended September 30, 2003, due to the decrease in net sales.

         Interest expense decreased approximately $145,000, or 47.2%, to $162,000 for the three months ended September 30, 2004 from $307,000 for the three months ended September 30, 2003. Borrowings under our UPS Capital credit facility decreased during the period ended September 30, 2004 due to proceeds received from our private placement transactions in May and December 2003 in which we raised approximately $29 million from the sale of common and convertible preferred stock.

         Interest expense decreased approximately $478,000, or 49.2%, to $493,000 for the nine months ended September 30, 2004 from $971,000 for the nine months ended September 30, 2003. Borrowings under our UPS Capital credit facility decreased during the period ended September 30, 2004 due to proceeds received from our private placement transactions in May and December 2003 in which we raised approximately $29 million from the sale of common and convertible preferred stock.

         The provision for income taxes for the three months ended September 30, 2004 amounted to approximately $100,000 compared to $29,000 for the three months ended September 30, 2003. Income taxes increased for the three months ended September 30, 2004 primarily due to increased taxable income.

         The income tax benefit for the nine months ended September 30, 2004 amounted to approximately $88,000 compared to a provision for income taxes of $306,000 for the nine months ended September 30, 2003. Income taxes decreased for the nine months ended September 30, 2004 primarily due to decreased taxable income.

         Net income was approximately $211,000 for the three months ended September 30, 2004 as compared to $95,000 for the three months ended September 30, 2003, due primarily to an increase in net sales, decreases in selling and interest expenses, offset by an increase in general and administrative, as discussed above.

         Net loss was approximately $171,000 for the nine months ended September 30, 2004 as compared to net income of $1,205,000 for the nine months ended September 30, 2003, due primarily to a decrease in net sales and an increase in general and administrative expenses, offset by decreases in selling and interest expenses, as discussed above.

         There were no preferred stock dividends for the three months ended September 30, 2004 as compared to $50,000 for the three months ended September 30, 2003. Preferred stock dividends represent earned dividends at 6% of the stated value per annum of the Series C convertible redeemable preferred stock. In February 2004, the holders of the Series C convertible redeemable preferred stock converted all 759,494 shares of the Series C Preferred Stock, plus $458,707 of accrued dividends, into 700,144 shares of our common stock. Net income available to common shareholders amounted to $211,000 for the three months ended September 30, 2004 compared to $45,000 for the three months ended September 30, 2003. Basic and diluted earnings per share were $0.01 for the three months ended September 30, 2004 and $0.00 for the three months ended September 30, 2003.

         Preferred stock dividends amounted to $31,000 for the nine months ended September 30, 2004 as compared to $144,000 for the nine months ended September 30, 2003. Preferred stock dividends represent earned dividends at 6% of the stated value per annum of the Series C convertible redeemable preferred stock. In February 2004, the holders of the Series C convertible redeemable preferred stock converted all 759,494 shares of the Series C Preferred Stock, plus $458,707 of accrued dividends, into 700,144 shares of our common stock. Net loss available to common shareholders amounted to $201,000 for the nine months ended September 30, 2004 compared to net income available to common shareholders of $1,061,000 for the nine months ended September 30, 2003. Basic and diluted loss per share was $0.01 for the nine months ended September 30, 2004 and basic and diluted earnings per share was $0.10 for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES AND RELATED PARTY TRANSACTIONS

         Cash and cash equivalents decreased to $1,566,000 at September 30, 2004 from $14,443,000 at December 31, 2003. The decrease resulted from approximately $9,320,000 of cash used by operating activities, $1,262,000 of cash used in investing activities and $2,294,000 of cash used in financing activities.

         Net cash used in operating activities was approximately $9,320,000 for the nine months ended September 30, 2004 and cash provided by operations was approximately $17,000 for the nine months ended September 30, 2003. Cash used in operating activities for the nine months ended September 30, 2004 resulted primarily from increased accounts receivable and prepaid and other current assets. The increase in accounts receivable during the period was due primarily to slower customer collections of non-related party receivables during the nine-month period. Non-related party trade receivables increased by an additional $5.4 million due to the inclusion of receivables that were previously classified as related party trade receivables. Cash provided by operating activities for the nine months ended September 30, 2003 resulted primarily from increases in accounts payable and accrued expenses, income taxes payable and net income, which was offset primarily by increases in receivables and prepaid expenses.

         Net cash used in investing activities was approximately $1,262,000 and $2,330,000 for the nine months ended September 30, 2004 and 2003, respectively. Net cash used in investing activities for the nine months ended September 30, 2004 consisted primarily of capital expenditures for computer equipment, the purchase of additional TALON zipper equipment and leasehold improvements related to our new TALON manufacturing facility. During the quarter, we also purchased a building and land in North Carolina for the manufacturing of TALON zippers. This purchase was treated as a non-cash financing transaction. Net cash used in investing activities for the nine months ended September 30, 2003 consisted primarily of capital expenditures for equipment related to the exclusive supply agreement we entered into with Levi Strauss & Co. and the purchase of additional TALON zipper equipment. During the period, we also purchased computer equipment and software for the implementation of a new Oracle-based computer system. This purchase was treated as a non-cash capital lease obligation.

         Net cash used in financing activities was approximately $2,294,000 for the nine months ended September 30, 2004 compared to net cash provided by financing activities of $2,316,000 for the nine months ended September 30, 2003. Net cash used in financing activities for the nine months ended September 30, 2004 primarily reflects the repayment of borrowings under our credit facility and subordinated notes payable, offset by funds raised from the exercise of stock options and warrants and proceeds from a capital lease obligation. Net cash provided by financing activities for the nine months ended September 30, 2003 primarily reflects funds raised from private placement transactions, offset by the repayment of notes payable and decreased borrowings under our credit facility.

         We currently satisfy our working capital requirements primarily through cash flows generated from operations, sales of equity securities and borrowings from institutional investors and individual accredited investors. On November 10, 2004, we refinanced our working capital credit facility with UPS Capital Global Trade Finance Corporation with a portion of the proceeds received from a private placement of $12.5 million of Secured Convertible Promissory Notes. The Secured Convertible Promissory Notes are convertible into common stock at a price of $3.65 per share, bear interest at 6% payable quarterly, are due
November 9, 2007 and are secured by the TALON trademarks. The Notes are convertible at the option of the holder at any time after closing. We may repay the Notes at any time after one year from the closing date with a 15% prepayment penalty. At maturity, we may repay the Notes in cash or require conversion if certain conditions are met. In connection with the issuance of the Notes, 171,235 warrants were issued to the Note holders. The warrants have a term of five years, an exercise price of $3.65 and vest 30 days after closing. We are required to register the shares issuable upon conversion of the options and exercise of the warrants.

         At September 30, 2004 and 2003, outstanding borrowings under our UPS Capital credit facility, including amounts borrowed under our foreign factoring agreement, amounted to approximately $4,597,000 and $13,265,000, respectively. Open letters of credit under our UPS Capital credit facility amounted to approximately $96,000 at September 30, 2004. There were no open letters of credit at September 30, 2003.

         Pursuant to the terms of a foreign factoring agreement under our UPS Capital credit facility, UPS Capital purchased our eligible accounts receivable and assumed the credit risk with respect to those foreign accounts for which UPS Capital had given its prior approval. If UPS Capital did not assume the credit risk for a receivable, the collection risk associated with the receivable remained with us. We paid a fixed commission rate and borrowed up to 85% of eligible accounts receivable under our credit facility. Included in due from factor as of September 30, 2004 and 2003 are trade accounts receivable factored without recourse of approximately $53,000 and $117,000. Included in due from factor are outstanding advances due to UPS Capital under this factoring arrangement amounting to approximately $45,000 and $100,000 at September 30, 2004 and 2003.

         Pursuant to the terms of a factoring agreement for our Hong Kong subsidiary, Tag-It Pacific Limited, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 80% of eligible accounts receivable. Interest is charged at 1.5% over the Hong Kong Dollar prime rate. As of September 30, 2004 and 2003, the amount factored with recourse and included in trade accounts receivable was approximately $872,000 and $260,000. Outstanding advances as of September 30, 2004 and 2003 amounted to approximately $512,000 and $213,000 and are included in the line of credit balance.

         As we continue to respond to the current industry trend of large retail brands to outsource apparel manufacturing to offshore locations, our foreign customers, though backed by U.S. brands and retailers, are increasing. This makes receivables based financing with traditional U.S. banks more difficult. Our current borrowings may not provide the level of financing we may need to expand into additional foreign markets. As a result, we are continuing to evaluate non-traditional financing of our foreign assets.

         Our trade receivables increased to $27,943,000 at September 30, 2004 from $23,022,000 at September 30, 2003. This increase was due primarily to increased non-related party receivables of approximately $10 million due to increased sales to non-related party customers and slower collections. Non-related party trade receivables increased by an additional $5.4 million due to the inclusion of receivables that were previously classified as related party trade receivables. As a result of the sale of its ownership in our common stock, Azteca Production International is no longer considered a related party customer. The increase in non-related party receivables was offset by a decrease in related party trade receivables of approximately $10.5 million resulting from decreased sales to related parties during the period, offset by slower collections. We are currently in negotiations with the management of Tarrant Apparel Group to resolve its outstanding accounts receivable position. We believe we can come to an agreement and have recorded a reserve against outstanding accounts receivable based on these negotiations. If Tarrant does not execute against its commitments, we will be required to record a write-down of all or a portion of the outstanding receivables due from Tarrant.

         Our net deferred tax asset increased to $2,800,000 at September 30, 2004 from $91,000 at September 30, 2003. The increase in our net deferred tax asset results primarily from 2003 losses. At December 31, 2003, we had Federal and state net operating loss carryforwards of approximately $9.2 million and $5.1 million, respectively, available to offset future taxable income.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS


         The following summarizes our contractual obligations at September 30, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                  Payments Due by Period
                             --------------------------------------------------------------
                                           Less than      1-3           4-5        After
  Contractual Obligations      Total        1 Year       Years         Years      5 Years
--------------------------   ----------   ----------   ----------   ----------   ----------
Subordinated note payable    $1,700,000   $1,700,000   $     --     $     --     $     --
Capital lease obligations    $2,088,083   $  806,134   $1,049,608   $  232,341   $     --
Subordinated notes payable
   to related parties (1)    $  849,971   $  849,971   $     --     $     --     $     --
Operating leases .........   $1,162,387   $  662,385   $  500,002   $     --     $     --
Line of credit ...........   $4,597,480   $4,597,480   $     --     $     --     $     --
Notes payable ............   $   25,200   $   25,200   $     --     $     --     $     --
Mortgage note payments....   $  765,000   $   20,137   $   44,411   $   50,559   $  649,893
Royalty payments .........   $  119,947   $     --     $  119,947   $     --     $     --
----------

(1) The majority of subordinated notes payable to related parties are due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment.


         At September 30, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

         Sales under our supply agreements with Tarrant Apparel Group and Azteca Production International (a former related party), and their affiliates, amounted to approximately 40.2% and 69.7% of our total sales for the years ended December 2003 and 2002, respectively, and 10.1% and 43.7% of our total sales for the nine months ended September 30, 2004 and 2003. Sales under these supply agreements as a percentage of total sales for the year ending December 2004 are anticipated to be significantly lower than for the year ended December 2003. This decrease is due in part to our efforts to decrease our reliance on these customers and to further diversify our customer base. Our results of operations will depend, to a lesser extent than in prior periods, upon the commercial success of Azteca Production International and Tarrant Apparel Group. If our relationship with Azteca Production International or Tarrant Apparel Group terminates, it may have an adverse affect on our results of operations. Included in trade accounts receivable at September 30, 2004 and 2003 and December 31, 2003, is approximately $10.8, $16.0 and $11.7 million due from Tarrant Apparel Group and Azteca Production International, and their affiliates.

         We are currently in negotiations with the management of Tarrant Apparel Group to resolve its outstanding accounts receivable position. We believe we can come to an agreement and have recorded a reserve against outstanding accounts receivable based on these negotiations. If Tarrant does not execute against its commitments, we will be required to record a write-down of all or a portion of the outstanding receivables due from Tarrant.

         Included in inventories at September 30, 2004 and 2003 are inventories of approximately $5.1 and $8.4 million that are subject to buyback arrangements with Tarrant Apparel Group and Azteca Production International. The buyback arrangements contain provisions related to the inventory purchased on behalf of these customers. In the event that inventories remain with us in excess of six to nine months from our receipt of the goods from our vendors or the termination of production of a customer's product line related to the inventories, the customer is required to purchase the inventories from us under normal invoice and selling terms. During the nine months ended September 30, 2004 and 2003, we sold approximately $1,735,000 and $2,400,000 in inventory to Tarrant Apparel
Group and Azteca Production International pursuant to these buyback arrangements. If the financial condition of Tarrant Apparel Group and Azteca Production International were to deteriorate, resulting in an impairment of their ability to purchase inventories or pay receivables, it may have an adverse affect on our results of operations. Of the $5.1 million of buyback inventories with Tarrant Apparel Group and Azteca Production International at September 30, 2004, approximately $3.9 million represent generic goods that can be sold to other customers. We are in the process of selling these goods to other customers.

         As of September 30, 2004 and 2003, we had outstanding related-party debt of approximately $850,000, at interest rates ranging from 7% to 11%, and additional non-related-party debt of $25,200 at an interest rate of 10%. The majority of related-party debt is due on demand, with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment.

NEW ACCOUNTING PRONOUNCEMENT

         In March 2004, the Financial Accounting Standards Board ("FASB") published an Exposure Draft, "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." The proposed change in accounting would replace existing requirements under SFAS No. 123 and APB Opinion No. 25. The proposed statement would require public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. The proposed statement would also affect the pattern in which compensation costs would be recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. The Exposure Draft also notes that the use of a lattice model, such as the binomial model, to determine the fair value of employee stock options, is preferable. We currently use the Black-Scholes pricing model to determine the fair value of its employee stock options. Use of a lattice model to determine the fair value of employee stock options may result in compensation costs materially different from those pro forma costs disclosed in Note 3 to the consolidated financial information. We are currently determining what impact the proposed statement would have on its results of operations or financial position.

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

         OUR GROWTH AND OPERATING RESULTS COULD BE MATERIALLY, ADVERSELY EFFECTED IF WE ARE UNSUCCESSFUL IN RESOLVING A DISPUTE THAT NOW EXISTS REGARDING OUR RIGHTS UNDER OUR EXCLUSIVE LICENSE AND INTELLECTUAL PROPERTY AGREEMENT ("AGREEMENT") WITH PRO-FIT HOLDINGS. Pursuant to our Agreement with Pro-Fit
Holdings Limited, we have exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. By letter dated April 6, 2004, Pro-Fit alleged various breaches of the Agreement which we dispute. To prevent Pro-Fit in the future from terminating the Agreement based on alleged breaches that we do not regard as meritorious, we filed a lawsuit against Pro-Fit in the U.S. District Court for the Central District of California, based on various contractual and tort claims seeking declaratory relief, injunctive relief and damages. Pro-Fit filed an answer denying the material allegations of the complaint and filed a counterclaim alleging various contractual and tort claims seeking injunctive relief and damages. We filed a reply denying the material allegations of Pro-Fit's pleading. Discovery in this case has not yet commenced and no date has been set for trial of this matter. There have been ongoing negotiations with Pro-Fit to attempt to resolve these disputes. We intend to proceed with the lawsuit if these negotiations are not concluded in a manner satisfactory to us.

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

         INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS. As of October 29, 2004, our officers and directors and their affiliates beneficially owned approximately 15.0% of the outstanding shares of our common stock. The Dyne family, which includes Mark Dyne, Colin Dyne, Larry Dyne,
Jonathan Burstein and the estate of Harold Dyne, beneficially owned approximately 17.8% of the outstanding shares of our common stock at October 29, 2004. Gerard Guez and Todd Kay, significant stockholders of Tarrant Apparel Group, each own approximately 5.5% of the outstanding shares of our common stock at October 29, 2004. As a result, our officers and directors, the Dyne family, Gerard Guez and Todd Kay are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         All of our sales are denominated in United States dollars or the currency of the country in which our products originate. We are exposed to market risk for fluctuations in the foreign currency exchange rates for certain product purchases that are denominated in British Pounds. At September 30, 2004, we purchased forward exchange contracts for British Pounds to hedge the payments of product purchases through December 2004. These contracts have an aggregate notional amount of $814,000. The market value of these contracts approximated their carrying value at September 30, 2004. The Company intends to purchase additional contracts to hedge the British Pound exposure for future product purchases. Currency fluctuations can increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in United States bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

         We are also exposed to the impact of interest rate changes on our outstanding borrowings. At September 30 2004, we had approximately $7.1 million of indebtedness subject to interest rate fluctuations. These fluctuations may increase our interest expense and decrease our cash flows from time to time. For example, based on average bank borrowings of $10 million during a three-month period, if the interest rate indices on which our bank borrowing rates are based were to increase 100 basis points in the three-month period, interest incurred would increase and cash flows would decrease by $25,000.

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

         Members of the Company's management, including the Company's Chief Executive Officer, Colin Dyne, and Chief Financial Officer, Ronda Ferguson, have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004, the end of the period covered by this report. Based upon that evaluation, Mr. Dyne and Ms. Ferguson concluded that the Company's disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized and reported by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its SEC disclosure obligations.

         Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

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


Dated:   November 15, 2004               TAG-IT PACIFIC, INC.

                                         /S/  RONDA FERGUSON
                                         ---------------------------------------
                                         By:      Ronda Ferguson
                                         Its:     Chief Financial Officer