Form 10-K
period 2004-12-31
TAG IT PACIFIC INC
filed 2005-04-07
CIK 1047881

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

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

         At  June  30,  2004  the  aggregate  market  value  of the  voting  and non-voting common stock held by non-affiliates of the registrant was $65,632,028. At March 31, 2005 the issuer had 18,241,045 shares of Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the issuer's proxy statement with respect to its 2005 annual meeting of stockholders are incorporated by reference into Part III of this report.

================================================================================

                              TAG-IT PACIFIC, INC.
                               INDEX TO FORM 10-K

PART I                                                                      PAGE

Item 1.       Business....................................................     1

Item 2.       Properties..................................................     7

Item 3.       Legal Proceedings...........................................     7

Item 4.       Submission of Matters to a Vote of Security Holders.........     8

PART II

Item 5.       Market for Registrant's Common Equity, Related
                 Stockholder Matters and Issuer Purchases of
                 Equity Securities........................................     9

Item 6.       Selected Financial Data.....................................    10

Item 7.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................    11

Item 7A.      Quantitative and Qualitative Disclosures about
                 Market Risk .............................................    28

Item 8.       Financial Statements and Supplementary Data:

              Report of Independent Registered Public Accounting Firm.....    30

              Consolidated Balance Sheets.................................    31

              Consolidated Statements of Operations.......................    32

              Consolidated Statements of Stockholders' Equity and
              Convertible Redeemable Preferred Stock......................    33

              Consolidated Statements of Cash Flows.......................    34

              Notes to Consolidated Financial Statements..................    35

              Independent Registered Public Accounting Firm's Report
                 on Schedule II...........................................    62

              Schedule II - Valuation and Qualifying Accounts
                 and Reserves.............................................    63

Item 9.       Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure......................    64

Item 9A.      Controls and Procedures.....................................    64

Item 9B.      Other Information...........................................    64

PART III

Item 10.      Directors and Executive Officers of the Registrant..........    65

Item 11.      Executive Compensation......................................    65

Item 12.      Security Ownership of Certain Beneficial Owners and
                 Management and Related Shareholder Matters...............    65

Item 13.      Certain Relationships and Related Transactions..............    65

Item 14.      Principal Accounting Fees and Services......................    65

PART IV

Item 15.      Exhibits and Financial Statement Schedules..................    65

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

ITEM 1.       BUSINESS

GENERAL

         Tag-It Pacific, Inc. is an apparel company that specializes in the distribution of a full range of trim items to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We act as a full service outsourced trim management department for manufacturers of fashion apparel such as Abercrombie & Fitch, Kellwood and Azteca Production International. We also serve as a specified supplier of trim items to owners of specific brands, brand licensees and retailers, including Levi Strauss & Co., Express, The Limited, Lerner, Motherworks and Miller's Outpost, among others. In addition, we manufacture and distribute zippers under our TALON brand name to manufacturers for apparel brands and retailers such as Levi Strauss & Co., Wal-Mart and JC Penny, among others. In 2002, we created a new division under the TEKFIT brand name. This division develops and sells apparel components that utilize the patented Pro-Fit technology, including a stretch waistband.

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

         We manufacture and distribute zippers under our TALON trademark and trade names to apparel brands and manufacturers. TALON enjoys tremendous brand recognition and brand equity in the apparel industry worldwide. TALON is a 100-year-old brand, which is well known for quality and product innovation. TALON was the original pioneer of the formed wire metal zipper for the jeans industry and is a specified zipper brand for manufacturers in the sportswear and outerwear markets. We have introduced a completely revised high quality line of zippers, broadened distribution to Asia, Mexico and Central America and initiated a new sales and marketing effort for this brand. We have also developed, and are now implementing, what we refer to as our TALON franchise strategy, whereby we appoint suitable distributors in various geographic international regions to finish and sell zippers under the TALON brand name. Our distributors purchase and install locally equipment for dying and producing finished zippers. We expect this program to dramatically expand the geographic footprint of our TALON division. To date, we have entered into six distribution agreements for the sale of TALON zippers. TALON is promoted both within our trim packages, as well as a stand-alone product line.

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

         Our team of sales representatives, program managers, creative design personnel and global production and distribution coordinators at our facilities located in the United States, Mexico, Hong Kong and the Caribbean enable us to take advantage of and address the increasingly complicated requirements of the large and expanding demand for complete trim packages. We plan to continue to expand operations in Asia, Central and South America and the Caribbean to take advantage of the large apparel manufacturing markets in these regions.

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

         The launch of TRIMNET, our Oracle based e-sourcing system has allowed us to seamlessly supply complete trim packages to apparel brands, retailers and manufacturers around the world, expanding upon our success in offering complete trim packages to customers in Mexico over the past several years. TRIMNET is an upgrade of our MANAGED TRIM SOLUTION software and allows us to provide additional services to customers on a global platform.

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

         TALON BRAND ZIPPERS. We offer a full line of metal and synthetic zippers bearing the TALON brand name. TALON zippers are used primarily by manufacturers in the apparel industry and are distributed through our distribution facilities in the United States, Mexico and Hong Kong and through distributors, who we refer to as franchisees, in other international markets. We have negotiated with distributors that service local markets in Asia and Africa and have signed six franchise agreements to date. We are continuing to negotiate with distributors that service local apparel manufacturing regions in the United States and overseas. We offer manufacturers technologically advanced equipment for efficiently handling TALON zippers and applying them into garments. The branded apparel zipper market is dominated by one company; YKK (R). We are positioning TALON to be a viable alternative to YKK (R), and to capture an increased market share position. We also plan to leverage the brand equity in the TALON name by branding other products in our line with the TALON name.

         TEKFIT. We distribute a proprietary stretch waistband under our Exclusive License and Intellectual Property Rights agreement with Pro-Fit Holdings Limited. The agreement gives us the exclusive rights to sell or sublicense stretch waistbands manufactured under the patented technology developed by Pro-Fit for garments manufactured anywhere in the world for the U.S. market and all U.S. brands, for the life of the patent and related know-how. We now offer apparel manufacturers advanced, patented fabric technologies to utilize in their garments under the TEKFIT name. This revolutionary technology allows fabrics to be altered through the addition of stretch characteristics resulting in greatly improved fit and comfort. Currently, we are supplying Levi Strauss & Co. with TEKFIT waistbands for their Dockers(R) programs. Our exclusive supply arrangement with Levi Strauss & Co. is for twill type pants only. This new technology allows pant manufacturers to build in a stretch factor into standard waistbands that does not alter the appearance of the garment, but will allow the waist to stretch out and back by as much as two waist sizes.

         We are presently in litigation with Pro-Fit relating to our rights under the agreement, as described more fully elsewhere in this report. As we derive a significant amount of revenue from the sale of products incorporating the stretch waistband technology, our business, results of operations and financial condition could be materially adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us.

DESIGN AND DEVELOPMENT

         Our in-house creative team produces products with innovative technology and designs that we believe distinguish our products from those of our competitors. We support our skills and expertise in material procurement and product-manufacturing coordination with product technology and designs intended to meet fashion demands, as well as functional and cost parameters. Many specialty design companies with which we compete have limited sourcing or manufacturing experience. These companies create designs that often cannot be implemented due to difficulties in the manufacturing process, the expenses of required materials, or a lack of functionality in the resulting product. We attempt to design products to function within the limitations imposed by the applicable manufacturing framework. Using our manufacturing and sourcing experience, we attempt to minimize the time-consuming delays that often arise in coordinating the efforts of independent design houses and manufacturing facilities. By supporting our material procurement and product manufacturing services with design services, we believe that we reduce development and production costs and deliver products to our customers sooner than many of our competitors. Our development costs are low, most of which are borne by our customers. Our design teams are based out of our California and Hong Kong facilities.

CUSTOMERS

         We have more than 300 active customers. Our customers include well-known apparel manufacturers, such as Levi Strauss & Co., The Limited Group, Motherworks, Kellwood, Azteca Production International and VF Corporation, among others. Our customers also include contractors for specialty retailers such as Miller's Outpost and mass merchant retailers such as Wal-Mart.

         In July 2002, we entered into an exclusive supply contract with Levi Strauss & Co. Under the terms of the supply agreement, Levi Strauss & Co. agreed to purchase a minimum of $10 million of TEKFIT stretch waistbands, various other trim products, garment components and services over the two-year term of the agreement. On July 16, 2004, we amended our exclusive supply agreement with Levi Strauss & Co. to provide for an additional two-year term through November 2006. Levi Strauss & Co. also appointed TALON as an approved zipper supplier.

         Two major customers accounted for approximately 21.9% of our net sales on a consolidated basis for the year ended December 31, 2004. Three major customers, two of which were related parties, accounted for approximately 64.1% of our net sales on a consolidated basis for the year ended December 31, 2003. Two major customers, both related parties, accounted for approximately 69.7% of our net sales on a consolidated basis for the year ended December 31, 2002. Our results of operations will depend to an extent upon the commercial success of these customers. If these customers fail to purchase trim products at anticipated levels, or the relationship terminates, it may have an adverse affect on our results of operations.

If the financial condition of these customers were to deteriorate, resulting in an impairment of their ability to purchase inventories or repay receivables, it may also have an adverse affect on our results of operations.

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

SOURCING AND ASSEMBLY

         We have developed expertise in identifying high quality materials, competitive prices and approved vendors for particular products and raw materials. This expertise enables us to produce a broad range of packaging and trim products at various price points. The majority of products that we procure and distribute are purchased on a finished good basis. Raw materials, including paper products and metals used to manufacture zippers, used in the assembly of our trim kits are available from numerous sources and are in adequate supply. We purchase products from several qualified material suppliers, including Coats North America and its affiliates which accounted for 11.4% of our purchases in 2004.

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

         During 2004, we set up a TALON manufacturing facility in Kings Mountain, North Carolina. This facility manufactures TALON zippers for use in the Western Hemisphere and will reduce our reliance on our major zipper supplier. The facility began production in January 2005.

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

INVENTORIES

         In order to meet the rapid delivery requirements of our TRIMNET customers, we may be required to carry a substantial amount of inventory on their behalf. Included in inventories at December 31, 2004 are inventories that are subject to buyback arrangements with some of these customers. The buyback arrangements contain provisions related to the inventory purchased on behalf of these customers. In the event that inventories remain with us in excess of six to nine months from our receipt of the goods from our vendors or the termination of production of a customer's product line related to the inventories, the customer is required, as provided by the buyback agreements, to purchase the inventories from us under normal invoice and selling terms.

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

SEGMENT INFORMATION

         We operate primarily in one industry segment, the distribution of a full range of apparel trim products to manufacturers of fashion apparel, specialty retailers and mass merchandisers. For information regarding the revenues and assets associated with our geographic segments, see Note 18 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

INTERNATIONAL

         We sell the majority of our products to U.S. based brands, retailers and manufacturers. The majority of these customers produce their products or contract out the production of their products in manufacturing facilities located outside of the U.S., primarily in Mexico, Asia, the Dominican Republic and Central and South America.

         A summary of our domestic and international net revenue and long-lived assets is set forth in Note 18 of the Notes to the Consolidated Financial Statements in Item 8 of this Report. Approximately 91% of our overall net revenue came from sales to U.S. based or contract manufacturers' facilities located outside of the United States during the year ended December 31, 2004.

         For a discussion of risks attendant to our foreign operations, see "IF WE EXPERIENCE DISRUPTIONS AT ANY OF OUR FOREIGN FACILITIES, WE WILL NOT BE ABLE TO MEET OUR OBLIGATIONS AND MAY LOSE SALES AND CUSTOMERS.", under Cautionary Statements and Risk Factors in Item 7 of this Report, "Quantitative and Qualitative Disclosure about Market Risk" in Item 7A of this Report and Note 18 of the Notes to the Consolidated Financial Statements in Item 8.

EMPLOYEES

         As of December 31, 2004, we had approximately 206 full-time employees, with approximately 43 employees in Los Angeles, 10 employees in North Carolina, 8 employees in various other cities, 60 employees in Asia, 7 employees in the Dominican Republic, and 78 employees in Mexico and Central America. Our labor forces in the United States and Hong Kong are non-union. The employees at our Mexico facility are represented by a collective bargaining unit, the Federacion De Trabajadores Del Estado de Tlaxcala. We believe that we have satisfactory employee and labor relations.

ITEM 2.       PROPERTIES

         Our headquarters is located in Woodland Hills, California, where we lease approximately 8,800 square feet of administrative and product development space. In addition to our Woodland Hills facility, we lease 2,500 square feet of warehouse space in Gardena, California, 2,175 square feet of office space in Goleta, California, 675 square feet of office space in Columbus, Ohio, 54,000 square feet of warehouse space in Gastonia, North Carolina, 5,400 square feet of office and warehouse space in Kwun Tong, Hong Kong, 4,100 square feet of warehouse space in Santiago, Dominican Republic, and 22,000 square feet of warehouse, distribution and administration space in Tlaxcala, Mexico. The lease agreements related to these properties expire at various dates through October 2006. We also own a building with 41,650 square feet of manufacturing and warehouse space in Kings Mountain, North Carolina.

ITEM 3.       LEGAL PROCEEDINGS

         We have filed suit against Pro-Fit Holdings Limited in the U.S. District Court for the Central District of California -- TAG-IT PACIFIC, INC. V. PRO-FIT HOLDINGS LIMITED, CV 04-2694 LGB (RCx) - based on various contractual and tort claims relating to our exclusive license and intellectual property agreement, seeking declaratory relief, injunctive relief and damages. Our agreement with Pro-Fit gives us exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. Pro-Fit filed an answer denying the material allegations of the complaint and filed a counterclaim alleging various contractual and tort claims seeking injunctive relief and damages. We filed a reply denying the material allegations of Pro-Fit's pleading. Pro-Fit has since purported to terminate our exclusive license and intellectual property agreement based on the same alleged breaches of the agreement that are the subject of our existing litigation, as well as on an additional basis unsupported by fact. In February 2005, we amended our pleadings in the litigation to assert additional breaches by Pro-Fit of its obligations to us under our agreement and under certain additional letter agreements, and for a declaratory judgment that Pro-Fit's patent No. 5,987,721 is invalid and not infringed by us. Discovery in this case has commenced. There have been ongoing negotiations with Pro-Fit to attempt to resolve these disputes. We intend to proceed with the lawsuit if these negotiations are not concluded in a manner satisfactory to us. As we derive a significant amount of revenue from the sale of products incorporating the stretch waistband technology, our business, results of operations and financial condition could be materially adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us.

         We currently have pending a number of other claims, suits and complaints that arise in the ordinary course of our business. We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or, after taking into account the insurance in place, would not have a material effect on our consolidated financial condition if adversely determined against us.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

         Tag-It Pacific's Common Stock is traded on the American Stock Exchange under the symbol "TAG." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the American Stock Exchange.

                                                           HIGH           LOW
                                                         -------        --------
         YEAR ENDED DECEMBER 31, 2004
              First Quarter.........................     $  6.14        $   4.30
              Second Quarter........................        5.99            4.20
              Third Quarter.........................        4.35            3.09
              Fourth Quarter........................        4.58            2.81

         YEAR ENDED DECEMBER 31, 2003
              First Quarter.........................     $  3.79        $   3.50
              Second Quarter........................        5.80            3.50
              Third Quarter.........................        6.20            4.15
              Fourth Quarter........................        5.25            4.39

         On March 30, 2005, the closing sales price of our Common Stock as reported on the American Stock Exchange was $5.04 per share. As of March 30, 2005, there were 33 record holders of our Common Stock.

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

                      TAG-IT PACIFIC, INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA

                                                                   FISCAL YEARS ENDED DECEMBER 31,
                                                            (in thousands except per share information)
                                                        2000      2001(1)      2002      2003(2)    2004(2,3)
                                                      --------   --------    --------   --------    --------
OPERATIONS:
Total revenue .....................................   $ 49,362   $ 43,568    $ 60,073   $ 64,443    $ 55,109
Income (loss) from operations .....................   $  2,547   $   (253)   $  3,044   $ (5,881)   $(14,527)
Net income (loss) .................................   $  1,539   $ (1,226)   $  1,496   $ (4,745)   $(17,609)
Net income (loss) per share - basic ...............   $   0.23   $  (0.16)   $   0.14   $  (0.46)   $  (1.02)
Net income (loss) per share - diluted .............   $   0.21   $  (0.16)   $   0.14   $  (0.46)   $  (1.02)
Weighted average shares outstanding - basic .......      6,838      8,017       9,232     10,651      17,316
Weighted average shares outstanding - diluted .....      7,283      8,017       9,531     10,651      17,316

FINANCIAL POSITION (AT PERIOD END):
Cash and cash equivalents .........................   $    128   $     47    $    285   $ 14,443    $  5,461
Total assets ......................................   $ 39,099   $ 40,794    $ 54,055   $ 67,770    $ 56,448
Capital lease obligations, line of credit and notes
payable ...........................................   $ 13,828   $ 15,685    $ 21,263   $ 11,759    $ 18,792
Convertible redeemable preferred stock ............   $   --     $  2,895    $  2,895   $  2,895    $   --
Stockholders' equity ..............................   $ 14,791   $ 15,428    $ 18,467   $ 43,564    $ 30,195
Total liabilities and stockholders' equity ........   $ 39,099   $ 40,794    $ 54,055   $ 67,770    $ 56,448

PER SHARE DATA (AT END OF PERIOD):
Net book value per common share ...................   $   1.88   $   1.76    $   1.98   $   3.79    $   1.66
Common shares outstanding .........................      7,863      8,770       9,320     11,508      18,171

----------

(1) We incurred restructuring charges of $1.6 million during the year ended December 31, 2001.

(2) We incurred restructuring charges of $7.7 million during the year ended December 31, 2003 and $414,675 during the year ended December 31, 2004. See Note 22 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

(3) We incurred net charges of $4.3 million from the write-off of obligations, primarily accounts receivable and inventories, due from a former major customer (see Note 21 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report) and other fourth quarter adjustments totaling $9.5 million during the year ended December 31, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tag-It Pacific, Inc. for the fiscal years ended December 31, 2004, 2003 and 2002. The following discussion and analysis should be read together with the Consolidated Financial Statements of Tag-It Pacific, Inc. and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-K. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

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

         The launch of TRIMNET, our Oracle based e-sourcing system has allowed us to seamlessly supply complete trim packages to apparel brands, retailers and manufacturers around the world, greatly expanding upon our success in offering complete trim packages to customers in Mexico over the past several years. TRIMNET is an upgrade of our MANAGED TRIM SOLUTION software and has allowed us to provide additional services to customers on a global platform.

         On November 10, 2004, we refinanced our working capital credit facility with UPS Capital Global Trade Finance Corporation with a portion of the proceeds received from a private placement of $12.5 million

Secured Convertible Notes Payable. See further discussion under the LIQUIDITY AND CAPITAL RESOURCES section of this document.

         We have developed, and are now implementing, what we refer to as our TALON franchise strategy, whereby we appoint suitable distributors in various geographic international regions to finish and sell zippers under the TALON brand name. Our designated franchisees purchase and install locally equipment for dying and producing finished zippers, thus minimizing our capital outlay. The franchisee will then purchase from us large zipper rolls with other materials such as sliders and produce finished zippers locally, according to their customers' specifications, in markets around the world, becoming in essence a local marketer and distributor of the TALON brand. This strategy is expected to expand the geographic footprint of our TALON division.

         We have entered into six franchise agreements for the sale of TALON zippers. The agreements provide for minimum purchases of TALON zipper products to be received over the term of the agreements as follows:

                                      Agreement
        Region                           Date                        Term
----------------------            -----------------               ---------
Central Asia                      October 21, 2004                42 Months
South East Asia                   November 10, 2004               42 Months
Southern Hemisphere               December 21, 2004               66 Months
Asia                              December 28, 2004               42 Months
South East Asia                   January 7, 2005                 42 Months
Middle East and Africa            February 19, 2005               42 Months


         During 2004, we set up a TALON manufacturing facility in Kings Mountain, North Carolina. This facility manufactures TALON zippers for use in the Western Hemisphere and will reduce our reliance on our current major zipper supplier. The facility began production in January 2005.

         On July 16, 2004, we amended our exclusive supply agreement with Levi Strauss & Co. to provide for an additional two-year term through November 2006. In accordance with the supply agreement, Levi is to purchase TEKFIT waistbands for specific product categories over the term of the agreement. Certain proprietary products, equipment and technological know-how will be supplied to Levi on an exclusive basis for specific product categories during the extended period.

         As described more fully elsewhere in this report, we are presently in litigation with Pro-Fit Holdings Limited relating to our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit's patented technology. We supply Levi with waistbands in reliance on our agreement with Pro-Fit. As we derive a significant amount of revenue from the sale of products incorporating the stretch waistband technology, our business, results of operations and financial condition could be materially adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us.

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

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         o Inventory is evaluated on a continual basis and reserve adjustments are made based on management's estimate of future sales value, if any, of specific inventory items. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to the adjustments become known. A portion of our total inventories is subject to buyback arrangements with our customers. The buyback arrangements contain provisions related to the inventory we purchase and warehouse on behalf of our customers. In the event that inventories remain with us in excess of six to nine months from our receipt of the goods from our vendors or the termination of production of a customer's product line related to the inventories, the customer is required to purchase the inventories from us under normal invoice and selling terms. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to purchase inventories, an additional adjustment may be required. These buyback arrangements are considered in management's estimate of future market value of inventories. See further discussion of inventory write-downs recorded in the fourth quarter of 2004 below.

         o Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectibility of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. See further discussion of accounts receivable reserves recorded during the fourth quarter of 2004 below.

         o We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine that we may not realize all or part of our deferred tax assets in the future, we will make an adjustment to the carrying value of the deferred tax asset, which would be reflected as an income tax expense. Conversely, if we determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would be required to reverse the valuation allowance, which would be reflected as an income tax benefit.

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

2004  WRITE-OFF  OF ACCOUNTS  RECEIVABLE  AND  INVENTORIES  FROM A FORMER  MAJOR
CUSTOMER

         Following negotiations with United Apparel Ventures and its affiliate, Tarrant Apparel Group, a former major customer of ours, we determined that a significant portion of the obligations due from this customer, primarily related to accounts receivable and inventories, was uncollectable. As a result, we wrote-off a net of $4.3 million of obligations due from this customer, with a remaining receivable balance due from UAV of $4.5 million. Included in general and administrative expenses for the year ended December 31, 2004 are $4,289,436 of expenses related to the write-off of obligations due from UAV and Tarrant. UAV agreed to pay the $4.5 million receivable balance over a nine-month period beginning May 2005. We do not anticipate any further charges as a result of this write-off.

2004 ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Our allowance for doubtful accounts as of December 31, 2004 includes a reserve of $5.0 million recorded in the fourth quarter of 2004 based on management's estimate of the collectability of accounts receivable primarily related to two customers.

2004 RESERVE FOR INVENTORY OBSOLESCENCE

         In the fourth quarter of 2004, we recorded inventory write-downs totaling $2.7 million based on management's estimate of the net realizable value of certain inventories.

2004 NET DEFERRED TAX ASSET

         In 2004, we incurred additional net operating losses and, as a result, increased our valuation allowance to $8.9 million from $1.1 million, which reduced the carrying value of our net deferred tax asset to $1.0 million from $2.8 million at December 31, 2003. The decrease in the net deferred tax asset resulted in a charge of $1.8 million against the provision for income taxes in the fourth quarter of 2004.

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

         Total restructuring charges for the year ended 2003 amounted to $7,700,047. Restructuring charges included approximately $4.3 million of inventory write-downs, $1.6 million of additional reserves for doubtful accounts receivable, $1 million of costs incurred related to the reduction of operations in Mexico, including the relocation of inventory and facilities, $500,000 of benefits paid to terminated employees and $300,000 of other costs. All restructuring costs were incurred and paid for in the fourth quarter of 2003, and we did not anticipate any further charges as a result of this restructuring plan. Therefore, no liabilities related to restructuring charges were included in the balance sheet at December 31, 2003. During the first quarter of 2004, however, we incurred and recorded residual restructuring charges of $414,675.

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
                                                                      ==========

RESULTS OF OPERATIONS

         The following table sets forth for the years indicated selected statements of operations data shown as a percentage of net sales:

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                --------------------------------
                                                2004(1)       2003         2002
                                                -----        -----        -----
Net sales ................................      100.0 %      100.0 %      100.0%
Cost of goods sold .......................       81.3         74.3         74.3
                                                -----        -----        -----
Gross profit .............................       18.7         25.7         25.7
Selling expenses .........................        5.3          5.8          3.5
General and administrative expenses ......       39.0         17.1         17.1
Restructuring charges ....................         .8         11.9         --
                                                -----        -----        -----
Operating (loss) income ..................      (26.4)%       (9.1)%        5.1%
                                                =====        =====        =====
----------
(1) Included in general and administrative expenses for the year ended December 31, 2004 are $4,289,436 (7.8% of net sales) of expenses related to the write-off of obligations due from United Apparel Ventures and its affiliate, Tarrant Apparel Group. See further discussion above and Notes 5 and 21 to the Consolidated Financial Statements included in Item 8. Included in cost of sales and general and administrative expenses for the year ended December 31, 2004 are $2,746,000 (5.0% of net sales) and $5.0 million (9.1% of net sales) of expenses related to fourth quarter inventory and accounts receivable reserve adjustments.

         The following table sets forth for the years indicated revenues attributed to countries based on customer delivery locations as a percentage of net sales:

                                                    Year Ended December 31,
                                              ---------------------------------
                                               2004          2003          2002
                                              -----         -----         -----

United States ........................          8.8%         13.7%         14.5%
Asia .................................         23.2          15.0           9.0
Mexico ...............................         39.0          41.1          73.4
Dominican Republic ...................         17.6          22.1           3.1
Central and South America ............          9.9           5.6          --
Other ................................          1.5           2.5          --
                                              -----         -----         -----
                                              100.0%        100.0%        100.0%
                                              =====         =====         =====

         Net sales decreased approximately $9,334,000 (or 14.5%) to $55,109,000 for the year ended December 31, 2004 from $64,443,000 for the year ended December 31, 2003. The decrease in net sales for the year ended December 31, 2004 was primarily due to a decrease in trim-related sales of approximately

$19.1 million from our Tlaxcala, Mexico operations. During the fourth quarter of 2003, we implemented a plan to restructure certain business operations, including the reduction of our reliance on two significant customers in Mexico, Tarrant Apparel Group (and its affiliate United Apparel Ventures) and Azteca Production International, which contributed approximately $25.9 million or 40.2% of revenues for the year ended December 31, 2003. These customers contributed approximately $6.8 million or 12.3% of revenues for the year ended December 31, 2004. We were able to replace in excess of 50% of the lost revenue from our Tlaxcala, Mexico operations during the year ended December 31, 2004 with new customers primarily in Mexico and Asia. The reduction of our operations in Mexico was also in response to our efforts to decrease our reliance on our larger Mexico customers. The decrease in net sales from our Tlaxcala, Mexico operations was offset by an increase in sales from our TRIMNET programs related to major U.S. retailers in our Hong Kong and Mexico facilities and an increase in zipper sales under our TALON brand name in Asia. Fiscal 2004 has been a transitional year as we experienced the effects of diversifying our customer base.

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

         Gross profit decreased approximately $6,257,000 (or 37.8%) to $10,296,000 for the year ended December 31, 2004 from $16,553,000 for the year ended December 31, 2003. Gross margin as a percentage of net sales decreased to approximately 18.7% for the year ended December 31, 2004 as compared to 25.7% for the year ended December 31, 2003. In the fourth quarter of 2004, we recorded inventory write-downs totaling $2,746,000 (or 5.0% of net sales) based on management's estimate of the net realizable value of certain inventory. The decrease in gross profit as a percentage of net sales for the year ended December 31, 2004 was also due to a change in our product mix during the year.

         Gross profit increased approximately $1,113,000 (or 7.2%) to $16,553,000 for the year ended December 31, 2003 from $15,440,000 for the year ended December 31, 2002. Gross margin as a percentage of net sales remained consistent at approximately 25.7% for the years ended December 31, 2003 and 2002. The increase in gross profit for the year ended December 31, 2004 resulted from an increase in net sales during the year.

         Selling expense decreased approximately $807,000 (or 21.8%) to $2,899,000 for the year ended December 31, 2004 from $3,706,000 for the year ended December 31, 2003. As a percentage of net sales, these expenses decreased to 5.3% for the year ended December 31, 2004 compared to 5.8% for the year ended December 31, 2003. The decrease in selling expenses during the period was due in part to a contractual decrease in the royalty rate related to our exclusive license and intellectual property rights agreement with Pro-Fit Holdings
Limited. We incurred royalties related to this agreement of approximately $411,000 for the year ended December 31, 2004 compared to $780,000 for the year ended December 31, 2003. Over the life of the contract, we pay royalties of 6% on related sales of up to $10 million, 4% of related sales from $10-20 million and 3% on related sales in excess of $20 million. Selling expenses also decreased due to the implementation of our restructuring plan in the fourth quarter of 2003.

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

         General and administrative expenses increased approximately $10,481,000 (or 95.0%) to $21,509,000 for the year ended December 31, 2004 from $11,028,000 for the year ended December 31, 2003. Following negotiations with United Apparel Ventures and its affiliate, Tarrant Apparel Group, a former customer of ours, we determined that a significant portion of the obligations due from this customer were uncollectable. Included in general and administrative expenses for the year ended December 31, 2004 are charges of $4,289,000 (or 7.8% of net sales) related primarily to the write-down of receivables due from UAV and Tarrant. We also recorded an accounts receivable reserve of $5.0 million (or 9.1% of net sales) in the fourth quarter of 2004 based on management's estimate of the collectability of accounts receivable primarily related to two other customers. The increase in general and administrative expenses was also due to the hiring of additional employees related to the expansion of our Asian operations, including our TALON franchising strategy. Additional administrative employees were also hired for our new TALON manufacturing facility in North Carolina. This facility began production in January 2005. In the first quarter of 2004, we incurred additional restructuring charges of $414,675 (or .8% of net sales) related to the final residual costs associated with our restructuring plan implemented in the fourth quarter of 2003. This one-time charge was offset by a decrease in salaries and related benefits and other costs as a result of the implementation of our restructuring plan in the fourth quarter of 2003. As a percentage of net sales, these expenses increased to 39.0% (22.2% before customer write-offs and other fourth quarter charges) for the year ended December 31, 2004 compared to 17.1% for the year ended December 31, 2003.

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

         Interest expense decreased approximately $391,000 (or 32.7%) to $805,000 for the year ended December 31, 2004 from $1,196,000 for the year ended December 31, 2003. Borrowings under our UPS Capital credit facility decreased during the year ended December 31, 2004 due to proceeds received from our private placement transactions in May and December 2003 in which we raised approximately $29 million from the sale of common and preferred stock. In November 2004, we raised $12.5 million from the sale of 6% secured convertible notes payable. Borrowings under our UPS credit facility were at prime plus 2% and 4%.

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

         The provision for income taxes amounted to approximately $2,277,000 for the year ended December 31, 2004 as compared to a benefit for income taxes of $2,333,000 for the year ended December 31, 2003. The income tax provision as a percentage of loss before income taxes increased to 14.9% for the year ended December 31, 2004 from an income tax benefit of 33.0% for the year ended December 31, 2003 due primarily to the increase in the net deferred tax asset valuation allowance related to net operating loss carryforwards to $8.9 million at December 31, 2004 from $1.1 million at December 31, 2003,which reduced the carrying value of our net deferred tax asset to $1.0 million from $2.8 million. The decrease in the net deferred tax asset resulted in a charge of $1.8 million against the provision for income taxes in 2004.

         The benefit for income taxes amounted to approximately $2,333,000 for the year ended December 31, 2003 as compared to a provision for income taxes of $279,000 for the year ended December 31, 2002. Income taxes decreased for the year ended December 31, 2003 primarily due to the decreased taxable income as a result of the net loss incurred for the year ended December 31, 2003.

         Net loss was $17,609,000 for the year ended December 31, 2004, as compared to $4,745,000 for the year ended December 31, 2003, due primarily to the write-off of obligations, primarily accounts receivable and inventories, from a former major customer incurred during the fourth quarter of 2004 of $4.3 million, other fourth quarter losses of $7.7 million, a decrease in the net deferred tax asset of $1.8 million and decreases in net sales, as discussed above.

         Net loss was $4,745,000 for the year ended December 31, 2003 as compared to net income of $1,496,000 for the year ended December 31, 2002, due primarily to the restructuring charges incurred during 2003 of $7.7 million and increases in selling and general and administrative expenses, offset by an increase in net sales of $4.4 million, as discussed above.

         Preferred stock dividends amounted to approximately $31,000 for the year ended December 31, 2004 as compared to $194,000 for the year ended December 31, 2003. Preferred stock dividends represent earned dividends at 6% of the stated value per annum of the Series C convertible redeemable preferred stock. In February 2004, the holders of the Series C convertible redeemable preferred stock converted all 759,494 shares of the Series C Preferred Stock, plus $458,707 of accrued dividends, into 700,144 shares of our common stock. Net loss available to common stockholders amounted to $17,639,000 and $4,939,000 for the years ended December 31, 2004 and 2003. Basic and diluted loss per share was $1.02 and $0.46 for the years ended December 31, 2004 and 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased to $5,461,000 at December 31, 2004 from $14,443,000 at December 31, 2003. The decrease resulted from approximately $11,382,000 of cash used by operating activities, $3,616,000 of cash used in investing activities, partially offset by $6,016,000 of cash provided by financing activities.

         Net cash used in operating activities was approximately $11,382,000, $2,086,000 and $5,440,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Cash used in operating activities for the year ended December 31, 2004 resulted primarily from a net loss of approximately $17.6 million, which includes $4.3 million in charges related to the write-off of obligations, primarily accounts receivable and inventories, from a former major customer incurred in the fourth quarter of 2004, $7.7 million of fourth quarter adjustments related to accounts receivable and inventories and increased accounts receivable of $7.6 million, offset by decreased inventories of $7.8 million, depreciation and amortization of $1.5 million, a $1.8 million decrease in the net deferred tax asset, increased allowance for doubtful accounts of $4.0 million and accounts payable and accrued expenses of $1.6 million. The increase in accounts receivable during the period was due primarily to slower customer collections of non-related party receivables during the year. Non-related party trade receivables increased by an additional $6.6 million due to the inclusion of receivables that were previously classified as related party trade receivables. Cash used by operating activities for the year ended December 31, 2003 resulted primarily from a net loss of approximately $4,745,000, offset by depreciation and amortization expense of approximately $1,280,000, a write-down in inventory of approximately $4,266,000 and an increase in allowance for doubtful accounts of approximately $1,642,000, both related to our corporate restructuring. Cash used by operating activities further resulted from the realization of deferred income of approximately $1,028,000 due to advances made by a customer in 2002, an increase in deferred income taxes of approximately $2,709,000 due primarily to current year losses, and a reduction in accounts payable and accrued expenses of approximately $1,139,000, offset by a further decrease in inventory of $1,742,000. Cash used in operating activities for the year ended December 31, 2002 resulted primarily from increased inventories and receivables, which was partially offset by increases in accounts payable and accrued expenses and net income.

         Net cash used in investing activities was approximately $3,616,000, $2,516,000 and $1,268,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Net cash used in investing activities for the year ended December 31, 2004 consisted primarily of capital expenditures for computer equipment, the purchase of additional TALON zipper equipment and building, land and leasehold improvements related to our new TALON manufacturing facility in North Carolina. The building and land purchase of the TALON manufacturing facility was treated as a non-cash financing transaction. Net cash used in investing activities for the year ended December 31, 2003 consisted primarily of capital expenditures for equipment related to the exclusive supply agreement we entered into with Levi Strauss & Co. and the purchase of additional TALON zipper equipment. During the period, we also purchased computer equipment and software for the implementation of a new Oracle-based computer system. This purchase was treated as a non-cash capital lease obligation. Net cash used in investing activities for the year ended December 31, 2002 consisted primarily of capital expenditures for machinery and equipment.

         Net cash provided by financing activities was approximately $6,016,000, $18,759,000 and $6,947,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Net cash provided by financing activities for the year ended December 31, 2004 primarily reflects funds raised from secured convertible promissory notes of $12.5 million, the exercise of stock options and warrants, proceeds from notes payable and a capital lease obligation, offset by the repayment of borrowings under our credit facility and notes payable. Net cash provided by financing activities for the year ended December 31, 2003 primarily reflects funds raised from private placement transactions of approximately $29.4 million, offset by decreased borrowings under our credit facility and the repayment of notes payable. Net cash provided by financing activities for the year ended December 31, 2002 primarily reflects increased borrowings under our credit facility and funds raised from private placement transactions, offset by the repayment of notes payable.

         We currently satisfy our working capital requirements primarily through cash flows generated from operations, sales of equity securities and borrowings from institutional investors and individual accredited investors. On November 10, 2004, we paid off our working capital credit facility with UPS Capital Global Trade Finance Corporation with a portion of the proceeds received from a private placement of $12.5 million of Secured Convertible Promissory Notes. The Secured Convertible Promissory Notes are convertible into common stock at a price of $3.65 per share, bear interest at 6% payable quarterly, are due
November 9, 2007 and are secured by the TALON trademarks. The Notes are convertible at the option of the holder at any time after closing. We may repay the Notes at any time after one year from the closing date with a 15% prepayment penalty. At maturity, we may repay the Notes in cash or require conversion if certain conditions are met. In connection with the issuance of the Notes, we issued to the Note holders warrants to purchase up to 171,235 shares of common stock. The warrants have a term of five years, an exercise price of $3.65 per share and vested 30 days after closing. We have registered with the SEC, the resale by the holders of the shares issuable upon conversion of the options and exercise of the warrants.

         At December 31, 2004, there were no outstanding borrowings under our UPS Capital credit facility which was terminated in November 2004. Amounts borrowed under our foreign factoring agreement as of December 31, 2004 amounted to approximately $615,000. At December 31, 2003, outstanding borrowings under our UPS Capital credit facility, including amounts borrowed under our foreign factoring agreement, amounted to approximately $7,096,000. There were no open letters of credit at December 31, 2004 and 2003.

         Pursuant to the terms of a foreign factoring agreement under our UPS Capital credit facility, UPS Capital purchased our eligible accounts receivable and assumed the credit risk with respect to those foreign accounts for which UPS Capital had given its prior approval. If UPS Capital did not assume the credit risk for a receivable, the collection risk associated with the receivable remained with us. We paid a fixed commission rate and borrowed up to 85% of eligible accounts receivable under our credit facility. Included in due from factor as of December 31, 2003 are trade accounts receivable factored without recourse of approximately $65,000. Included in due from factor are outstanding advances due to UPS Capital under this factoring arrangement amounting to approximately $55,000 at December 31, 2003. There were no factored accounts receivable of advances from factor under the UPS credit facility as of December 31, 2004.

         Pursuant to the terms of a factoring agreement for our Hong Kong subsidiary, Tag-It Pacific Limited, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 80% of eligible accounts receivable. Interest is charged at 1.5% over the Hong Kong Dollar prime rate. As of December 31, 2004 and 2003, the amount factored with recourse and included in trade accounts receivable was approximately $1,559,000 and $316,000. Outstanding advances as of December 31, 2004 and 2003 amounted to approximately $615,000 and $411,000 and are included in the line of credit balance.

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

         Our trade receivables, net of allowance for doubtful accounts, increased to $22,390,000 at December 31, 2004 from $19,253,000 at December 31, 2003. This increase was due primarily to increased non-related party receivables of approximately $3.7 million due to increased sales to non-related party customers and slower collections. This increase is net of a $5.0 million reserve for bad debts provided in the fourth quarter of 2004, based on management's estimate of the collectability of our customer accounts. Non-related party trade receivables increased by an additional $6.6 million due to the inclusion of receivables that were previously classified as related party trade receivables. As a result of the sale of its ownership in our common stock, Azteca Production International is no longer considered a related party customer. The increase in non-related party receivables was offset by a decrease in related party trade receivables of approximately $7.2 million resulting from decreased sales to related parties during the year and the write-off of outstanding accounts receivable obligations due from United Apparel Ventures and its affiliate, Tarrant Apparel Group. Following negotiations with United Apparel Ventures and its affiliate, Tarrant Apparel Group, a former major customer of ours, we determined that a significant portion of the obligations due from this customer were uncollectable. This resulted in a write-off of $6.9 million of accounts receivable due from Tarrant and

UAV and a net receivable balance due from UAV of $4.5 million at December 31, 2004. UAV agreed to pay the $4.5 million receivable balance over a nine-month period beginning May 2005.

         Our net deferred tax asset at December 31, 2004 amounted to $1.0 million compared to $2.8 million at December 31, 2003. Our deferred tax asset valuation allowance increased to $8.9 million at December 31, 2004 from $1.1 million at December 31, 2003. The decrease in the net deferred tax asset resulted in a charge of $1.8 million against the provision for income taxes in the fourth quarter of 2004. At December 31, 2004, we had Federal and state net operating loss carryforwards of approximately $21.6 million and $12.9 million, respectively, available to offset future taxable income. Our net operating losses may be limited in future periods if the ownership of the Company changes by more than 50% within a three-year period. As of December 31, 2004, none of our net operating losses have been limited.

         We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and available financing will be sufficient to fund our minimum working capital and capital expenditure needs for at least the next twelve months. The extent of our future capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of future acquisitions and our expansion into foreign markets. Our need for additional long-term financing includes the integration and expansion of our operations to exploit our rights under our TALON trade name, the expansion of our operations in the Asian, Central and South American and Caribbean markets and the further development of our waistband technology. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we may need to raise additional debt or equity financing in order to provide for our operations. We are continually evaluating various financing strategies to be used to expand our business and fund future growth or acquisitions. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. If we are unable to secure additional financing, we may not be able to execute our plans for expansion, including expansion into foreign markets to promote our TALON brand tradename, and we may need to implement additional cost savings initiatives.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at December 31, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                   Payments Due by Period
                            -------------------------------------------------------------------
                                           Less than        1-3           4-5          After
Contractual Obligations        Total        1 Year         Years         Years        5 Years
-------------------------   -----------   -----------   -----------   -----------   -----------
Note payable ............   $ 1,501,500   $ 1,501,500   $      --     $      --     $      --
Capital lease obligations   $ 2,454,068   $ 1,023,793   $ 1,251,263   $   179,012   $      --
Notes payable to related
parties (1) .............   $   734,021   $   734,021   $      --     $      --     $      --
Operating leases ........   $ 1,145,827   $   724,009   $   421,818   $      --     $      --
Line of credit ..........   $   654,449   $   654,449   $      --     $      --     $      --
Note payable ............   $    27,720   $    27,720   $      --     $      --     $      --
Notes payable ...........   $ 2,060,326   $   276,009   $   828,027   $   956,290   $      --
Convertible notes payable   $14,645,205   $   750,000   $13,895,205   $      --     $      --
----------

(1) The majority of notes payable to related parties are due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment.

         At December 31, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

         For a description of transactions to which we were or will be a party, and in which any director, executive officer, shareholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest, see Note 20 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We have evaluated the effects of the adoption of this pronouncement and have determined it will not have a material impact on our financial statements.

         In November 2004, the FASB issued SFAS No. 151 "Inventory  Costs" (SFAS
151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, we are required to adopt these provisions at the beginning of fiscal 2006. The adoption of this pronouncement is not expected to have material effect on our financial statements.

         In December 2004, the FASB issued Statement Accounting Standard ("SFAS") No. 153 "Exchanges of Nonmonetary Assets." This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The adoption of this pronouncement is not expected to have material effect on our financial statements.

         In October 2004, the American Jobs Creation Act of 2004 (Act) became effective in the U.S. Two provisions of the Act may impact the provision
(benefit) for income taxes in future periods, namely those related to the Qualified Production Activities Deduction (QPA) and Foreign Earnings Repatriation (FER).

         The QPA will be effective for our U.S. federal tax return year beginning after December 31, 2004. In summary, the Act provides for a percentage deduction of earnings from qualified production activities, as defined, commencing with an initial deduction of 3 percent for tax years beginning in 2005 and increasing to 9 percent for tax years beginning after 2009, with the result that the Statutory federal tax rate currently applicable to our qualified production activities of 35 percent could be reduced initially to 33.95 percent and ultimately to 31.85 percent. However, the Act also provides for the phased elimination of the Extraterritorial Income Exclusion provisions of the Internal Revenue Code, which have previously resulted in tax benefits to both CCN and IMC. Due to the interaction of the law provisions noted above as well as the particulars of our tax position, the ultimate effect of the QPA on our future provision (benefit) for income taxes has not been determined at this time. The FASB issued FASB Staff Position FAS 109-1, Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, (FSP 109-1) in December 2004. FSP 109-1 requires that tax benefits resulting from the QPA should be recognized no earlier than the year in which they are reported in the entity's tax return, and that there is to be no revaluation of recorded deferred tax assets and liabilities as would be the case had there been a change in an applicable statutory rate.

         The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the Act. In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. At this time, we have not undertaken an evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision and its potential benefit to the us, if any. We intend to examine the issue and will provide updates in subsequent periods.

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

         OUR GROWTH AND OPERATING RESULTS COULD BE MATERIALLY, ADVERSELY EFFECTED IF WE ARE UNSUCCESSFUL IN RESOLVING A DISPUTE THAT NOW EXISTS REGARDING OUR RIGHTS UNDER OUR EXCLUSIVE LICENSE AND INTELLECTUAL PROPERTY AGREEMENT ("AGREEMENT") WITH PRO-FIT HOLDINGS. Pursuant to our Agreement with Pro-Fit
Holdings Limited, we have exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. By letter dated April 6, 2004, Pro-Fit alleged various breaches of the Agreement which we dispute. To prevent Pro-Fit in the future from terminating the Agreement based on alleged breaches that we do not regard as meritorious, we filed a lawsuit against Pro-Fit in the U.S. District Court for the Central District of California, based on various contractual and tort claims seeking declaratory relief, injunctive relief and damages. Pro-Fit filed an answer denying the material allegations of the complaint and filed a counterclaim alleging various contractual and tort claims seeking injunctive relief and damages. We filed a reply denying the material allegations of Pro-Fit's pleading. Pro-Fit has since purported to terminate our exclusive license and intellectual property agreement based on the same alleged breaches of the agreement that are the subject of our existing litigation, as well as on an additional basis unsupported by fact. In February 2005, we amended our pleadings in the litigation to assert additional breaches by Pro-Fit of its obligations to us under our agreement and under certain additional letter agreements, and for a declaratory judgment that Pro-Fit's patent No. 5,987,721 is invalid and not infringed by us. Discovery in this case has commenced. There have been ongoing negotiations with Pro-Fit to attempt to resolve these disputes. We intend to proceed with the lawsuit if these negotiations are not concluded in a manner satisfactory to us.

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

         WE MAY NOT BE ABLE TO ENFORCE THE MINIMUM PURCHASE REQUIREMENTS AND OTHER OBLIGATIONS OF OUR TALON DISTRIBUTORS. Expansion of our TALON zipper business depends in a large part on what we refer to as our TALON franchise strategy. We appoint distributors in various geographic international regions to finish and sell zippers under the TALON brand name. In return for the exclusive right to finish and sell zippers in selected territories, each distributor agrees to purchase a minimum quantity of zipper components from us over the term of our agreement. These distributors are foreign entities located primarily in emerging markets in Asia, Latin America, the Middle East and Africa. Despite a distributor's contractual commitments to us, we may be unable to enforce the distributor's minimum purchase guarantee or recover damages or other relief following a default, which could result in lower than projected revenues for our TALON division.

         CONCENTRATION OF RECEIVABLES FROM OUR LARGER CUSTOMERS MAKES RECEIVABLE BASED FINANCING DIFFICULT AND INCREASES THE RISK THAT IF OUR LARGER CUSTOMERS FAIL TO PAY US, OUR CASH FLOW WOULD BE SEVERELY AFFECTED. Our business relies heavily on a relatively small number of customers. This concentration of our business reduces the amount we can borrow from our lenders under receivables based financing agreements. Under a borrowing base credit agreement, for instance, if accounts receivable due us from a particular customer exceed a specified percentage of the total eligible accounts receivable against which we can borrower, the lender will not lend against the receivables that exceed the specified percentage. If we are unable to collect any large receivables due us, our cash flow would be severely impacted.

         IF CUSTOMERS DEFAULT ON BUYBACK AGREEMENTS WITH US, WE WILL BE LEFT HOLDING UNSALABLE INVENTORY. Inventories include goods that are subject to buyback agreements with our customers. Under these buyback agreements, some of our customers are required to purchase inventories from us under normal invoice and selling terms, if any inventory which we purchase on their behalf remains in our hands longer than agreed by the customer from the time we received the goods from our vendors. If any customer defaults on these buyback provisions or insists on markdowns, we may incur a charge in connection with our holding significant amounts of unsalable inventory and this would have a negative impact on our income.

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

         WE MAY NOT BE ABLE TO REALIZE THE ANTICIPATED BENEFITS OF ACQUISITIONS. We may consider strategic acquisitions as opportunities arise, subject to the obtaining of any necessary financing. Acquisitions involve numerous risks, including diversion of our management's attention away from our operating activities. We cannot assure our stockholders that we will not encounter unanticipated problems or liabilities relating to the integration of an acquired company's operations, nor can we assure our stockholders that we will realize the anticipated benefits of any future acquisitions. We currently do not have any plans to pursue any potential acquisitions.

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

         INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS. As of March 9, 2005, our officers and directors and their affiliates beneficially owned approximately 15.1% of the outstanding shares of our common stock. The Dyne family, which includes Mark Dyne, Colin Dyne, Larry Dyne, Jonathan Burstein and the estate of Harold Dyne, beneficially owned approximately 17.6% of the outstanding shares of our common stock at March 9, 2005. As a result, our officers and directors and the Dyne family are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         All of our sales are denominated in United States dollars or the currency of the country in which our products originate. We are exposed to market risk for fluctuations in the foreign currency exchange rates for certain product purchases that are denominated in British Pounds. During 2004, we purchased forward exchange contracts for British Pounds to hedge the payments of product purchases. We intend to purchase additional contracts to hedge the British Pound exposure for future product purchases. There were no hedging contracts outstanding as of December 31, 2004. Currency fluctuations can increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in United States bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

         We are also exposed to the impact of interest rate changes on our outstanding borrowings. At December 31 2004, we had approximately $1.0 million of indebtedness subject to interest rate fluctuations. These fluctuations may increase our interest expense and decrease our cash flows from time to time. For example, based on average bank borrowings of $10 million during a three-month period, if the interest rate indices on which our bank borrowing rates are based were to increase 100 basis points in the three-month period, interest incurred would increase and cash flows would decrease by $25,000.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm...................    30
Consolidated Balance Sheets...............................................    31
Consolidated Statements of Operations.....................................    32
Consolidated Statements of Stockholders' Equity and Convertible
   Redeemable Preferred Stock.............................................    33
Consolidated Statements of Cash Flows.....................................    34
Notes to Consolidated Financial Statements................................    35
Independent Registered Public Accounting Firm's Report on Schedule II.....    62
Schedule II - Valuation and Qualifying Accounts and Reserves..............    63

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Tag-It Pacific, Inc.
Los Angeles, California

         We have audited the accompanying consolidated balance sheets of Tag-It Pacific, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and convertible redeemable preferred stock and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tag-It Pacific, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.



                                                     /s/ BDO Seidman, LLP
                                                     --------------------

Los Angeles, California
March 31, 2005

                              TAG-IT PACIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                       December 31,    December 31,
                                                           2004            2003
                                                       ------------    ------------
Assets
Current assets:
   Cash and cash equivalents .......................   $  5,460,662    $ 14,442,769
   Due from factor .................................           --             9,743
   Trade accounts receivable, net ..................     17,890,044       7,531,079
   Trade accounts receivable, related parties, net .      4,500,000      11,721,465
   Inventories, net ................................      9,305,819      17,096,879
   Prepaid expenses and other current assets .......      2,326,245       2,124,366
   Deferred income taxes ...........................      1,000,000       2,800,000
                                                       ------------    ------------
Total current assets ...............................     40,482,770      55,726,301

Property and equipment, net of accumulated
   depreciation and amortization ...................      9,380,026       6,144,863
Due from related parties ...........................        556,550         762,076
Tradename ..........................................      4,110,750       4,110,750
Goodwill ...........................................        450,000         450,000
License rights .....................................        259,875         375,375
Other assets .......................................      1,207,885         200,949
                                                       ------------    ------------
Total assets .......................................   $ 56,447,856    $ 67,770,314
                                                       ============    ============

Liabilities, Convertible Redeemable Preferred
  Stock and Stockholders' Equity
Current liabilities:
  Line of credit ...................................   $    614,506    $  7,095,514
  Accounts payable and accrued expenses ............      7,460,916       9,552,196
  Demand notes payable to related parties ..........        664,971         849,971
  Current portion of capital lease obligations .....        859,799         562,742
  Current portion of notes payable .................        174,975            --
  Note payable .....................................      1,400,000       1,200,000
                                                       ------------    ------------
Total current liabilities ..........................     11,175,167      19,260,423

Capital lease obligations, less current portion ....      1,220,969         651,191
Notes payable, less current portion ................      1,447,855            --
Note payable, less current portion .................           --         1,400,000
Secured convertible promissory notes ...............     12,408,623            --
                                                       ------------    ------------
Total liabilities ..................................     26,252,614      21,311,614
                                                       ------------    ------------

Commitments and contingencies (Note 17)

Convertible redeemable preferred stock Series
  C, $0.001 par value; 759,494 shares authorized;
  no shares issued and outstanding at December 31,
  2004; 759,494 shares issued and outstanding at
  December 31, 2003 (stated value $3,000,001) ......           --         2,895,001

Stockholders' equity:
   Preferred stock Series A, $0.001 par value;
   250,000 shares authorized; no shares issued or
   outstanding .....................................           --              --

   Convertible preferred stock Series D, $0.001
     par value; 572,818 shares authorized; no
     shares issued and outstanding at December 31,
     2004, 572,818 shares issued and outstanding
     at December 31, 2003 ..........................           --        22,918,693

   Common stock, $0.001 par value, 30,000,000
     shares authorized; 18,171,301 shares issued
     and outstanding at December 31, 2004;
     11,508,201 at December 31, 2003 ...............         18,173          11,510
  Additional paid-in capital .......................     51,073,402      23,890,356
  Accumulated deficit ..............................    (20,896,333)     (3,256,860)
                                                       ------------    ------------
Total stockholders' equity .........................     30,195,242      43,563,699
                                                       ------------    ------------
Total liabilities, convertible redeemable
  preferred stock and stockholders' equity .........   $ 56,447,856    $ 67,770,314
                                                       ============    ============

          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year Ended      Year Ended      Year Ended
                                                     December 31,    December 31,    December 31,
                                                         2004            2003            2002
                                                     ------------    ------------    ------------
Net sales to unrelated parties ...................   $ 54,351,108    $ 38,560,045    $ 18,179,970
Net sales to related parties .....................        758,373      25,882,770      41,893,200
                                                     ------------    ------------    ------------
Total net sales ..................................     55,109,481      64,442,815      60,073,170
Cost of goods sold ...............................     44,813,736      47,889,762      44,633,195
                                                     ------------    ------------    ------------
Gross profit .....................................     10,295,745      16,553,053      15,439,975

Selling expenses .................................      2,899,329       3,706,143       2,126,227
General and administrative expenses (Note 21) ....     21,508,607      11,028,291      10,269,672
Restructuring charges (Note 22) ..................        414,675       7,700,047            --
                                                     ------------    ------------    ------------
Total operating expenses .........................     24,822,611      22,434,481      12,395,899

(Loss) income from operations ....................    (14,526,866)     (5,881,428)      3,044,076
Interest expense, net ............................        804,888       1,196,110       1,269,365
                                                     ------------    ------------    ------------

(Loss) income before income taxes ................    (15,331,754)     (7,077,538)      1,774,711
Provision (benefit) for income taxes .............      2,277,214      (2,332,880)        278,685
                                                     ------------    ------------    ------------
Net (loss) income ................................   $(17,608,968)   $ (4,744,658)   $  1,496,026
                                                     ============    ============    ============

Less: Preferred stock dividends ..................        (30,505)       (194,052)       (184,200)
                                                     ------------    ------------    ------------
Net (loss) income available to common shareholders   $(17,639,473)   $ (4,938,710)   $  1,311,826
                                                     ============    ============    ============

Basic (loss) earnings per share ..................   $      (1.02)   $      (0.46)   $       0.14
                                                     ============    ============    ============
Diluted (loss) earnings per share ................   $      (1.02)   $      (0.46)   $       0.14
                                                     ============    ============    ============

Basic weighted average shares outstanding ........     17,316,202      10,650,684       9,232,405
                                                     ============    ============    ============

Diluted weighted average shares outstanding ......     17,316,202      10,650,684       9,531,301
                                                     ============    ============    ============

          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                     CONVERTIBLE REDEEMABLE PREFERRED STOCK
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                                                     Preferred Stock               Preferred Stock
                                       Common Stock                     Series A                       Series D
                               ----------------------------    ---------------------------   ----------------------------
                                  Shares          Amount         Shares          Amount         Shares          Amount
                               ------------    ------------    ------------   ------------   ------------    ------------

BALANCE, JANUARY 1, 2002 ...      8,769,910    $      8,771            --     $       --             --      $       --
   Common stock issued upon
     exercise of options ...         50,000              50            --             --             --              --
   Acquisition of license
     rights ................        150,000             150            --             --             --              --
   Common stock issued in
     private placement
     transactions ..........        349,999             350            --             --             --              --
   Tax benefit from exercise
     of stock options ......           --              --              --             --             --              --
   Preferred stock dividends           --              --              --             --             --              --
   Net income ..............           --              --              --             --             --              --
                               ------------    ------------    ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 2002 .      9,319,909           9,321            --             --             --              --
   Preferred stock issued in
     private placement
     transaction ...........           --              --              --             --          572,818      22,918,693
   Common stock cancelled in
     settlement agreement ..         (5,208)             (5)           --             --             --              --
   Common stock issued upon
     exercise of options ...        126,500             127            --             --             --              --
   Common stock issued in
     private placement
     transactions ..........      2,025,000           2,025            --             --             --              --
   Common stock issued for
     services ..............         42,000              42            --             --             --              --
   Tax benefit from exercise
     of stock options ......           --              --              --             --             --              --
   Preferred stock dividends           --              --              --             --             --              --
   Net loss ................           --              --              --             --             --              --
                               ------------    ------------    ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 2003 .     11,508,201          11,510            --             --          572,818      22,918,693
   Conversion of preferred
     stock Series C and
     accrued dividends .....        700,144             700            --             --             --              --
   Conversion of preferred
     stock Series D ........      5,728,180           5,728            --             --         (572,818)    (22,918,693)
   Warrants issued in
     private placement
     transaction ...........           --              --              --             --             --              --
   Common stock issued upon
     exercise of options and
     warrants ..............        214,276             214            --             --             --              --
   Common stock and warrants
     issued for services ...         20,500              21            --             --             --              --
   Tax benefit from exercise
     of stock options ......           --              --              --             --             --              --
   Preferred stock dividends           --              --              --             --             --              --
   Net loss ................           --              --              --             --             --              --
                               ------------    ------------    ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 2004 .     18,171,301    $     18,173            --     $       --             --      $       --
                               ============    ============    ============   ============   ============    ============


                                                                                      Preferred Stock
                                Additional      Retained                                 Series C
                                 Paid-In        Earnings                       ----------------------------
                                 Capital        (Deficit)         Total           Shares          Amount
                               ------------    ------------    ------------    ------------    ------------
BALANCE, JANUARY 1, 2002 ...   $ 15,048,971    $    370,024    $ 15,427,766         759,494    $  2,895,001
   Common stock issued upon
     exercise of options ...         64,948            --            64,998            --              --
   Acquisition of license
     rights ................        577,350            --           577,500            --              --
   Common stock issued in
     private placement
     transactions ..........      1,029,647            --         1,029,997            --              --
   Tax benefit from exercise
     of stock options ......         55,096            --            55,096            --              --
   Preferred stock dividends           --          (184,200)       (184,200)           --              --
   Net income ..............           --         1,496,026       1,496,026            --              --
                               ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2002 .     16,776,012       1,681,850      18,467,183         759,494       2,895,001
   Preferred stock issued in
     private placement
     transaction ...........        165,000            --        23,083,693            --              --
   Common stock cancelled in
     settlement agreement ..        (31,712)           --           (31,717)           --              --
   Common stock issued upon
     exercise of options ...        317,823            --           317,950            --              --
   Common stock issued in
     private placement
     transactions ..........      6,333,475            --         6,335,500            --              --
   Common stock issued for
     services ..............        166,698            --           166,740            --              --
   Tax benefit from exercise
     of stock options ......        163,060            --           163,060            --              --
   Preferred stock dividends           --          (194,052)       (194,052)           --              --
   Net loss ................           --        (4,744,658)     (4,744,658)           --              --
                               ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2003 .     23,890,356      (3,256,860)     43,563,699         759,494       2,895,001
   Conversion of preferred
     stock Series C and
     accrued dividends .....      3,353,008            --         3,353,708        (759,494)     (2,895,001)
   Conversion of preferred
     stock Series D ........     22,912,965            --              --              --              --
   Warrants issued in
     private placement
     transaction ...........        189,815            --           189,815            --              --
   Common stock issued upon
     exercise of options and
     warrants ..............        557,514            --           557,728            --              --
   Common stock and warrants
     issued for services ...         85,710            --            85,731            --              --
   Tax benefit from exercise
     of stock options ......         84,034            --            84,034            --              --
   Preferred stock dividends           --           (30,505)        (30,505)           --              --
   Net loss ................           --       (17,608,968)    (17,608,968)           --              --
                               ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2004 .   $ 51,073,402    $(20,896,333)   $ 30,195,242            --      $       --
                               ============    ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ended      Year Ended      Year Ended
                                                            December 31,    December 31,    December 31,
                                                                2004            2003            2002
                                                            ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net (loss) income ....................................   $(17,608,968)   $ (4,744,658)   $  1,496,026
   Adjustments to reconcile net (loss) income to net
     cash used in operating activities:
     Depreciation and amortization ......................      1,547,223       1,280,380       1,169,247
     Decrease (increase) in deferred income taxes .......      1,800,000      (2,709,072)         16,671
     Loss on sale of assets .............................           --              --            20,804
     Common stock and warrants issued for services ......         85,731         135,023            --
     Increase (decrease) in allowance for doubtful
       accounts .........................................      4,042,428       1,642,086        (167,140)
   Changes in operating assets and liabilities:
     Receivables, including related parties .............     (7,640,984)       (392,522)     (9,534,894)
     Inventories ........................................      7,791,060       6,008,388      (2,654,527)
     Prepaid expenses and other current assets ..........         13,121      (1,524,823)       (191,396)
     Other assets .......................................        147,046         (24,976)        (75,580)
     Accounts payable and accrued expenses ..............     (1,570,550)     (1,138,946)      3,197,895
     Deferred income ....................................           --        (1,027,984)      1,027,984
     Income taxes payable ...............................         12,032         411,420         254,663
                                                            ------------    ------------    ------------
Net cash used in operating activities ...................    (11,381,861)     (2,085,684)     (5,440,247)
                                                            ------------    ------------    ------------
Cash flows from investing activities:
   Decrease in loans to related parties .................           --           167,801            --
   Acquisition of property and equipment ................     (3,615,899)     (2,683,857)     (1,290,087)
   Proceeds from sale of equipment ......................           --              --            22,312
                                                            ------------    ------------    ------------
Net cash used in investing activities ...................     (3,615,899)     (2,516,056)     (1,267,775)
                                                            ------------    ------------    ------------
Cash flows from financing activities:
   Proceeds from secured convertible promissory notes ...     11,663,685            --              --
   Proceeds from preferred stock issuance ...............           --        23,083,693            --
   Proceeds from common stock issuance ..................           --         6,335,500       1,029,997
   Proceeds from exercise of stock options and warrants .        557,728         317,950          64,998
   (Repayment) proceeds from bank line of credit, net ...     (6,481,007)     (8,838,743)      6,521,480
   Proceeds from capital lease obligation ...............        950,000            --           125,000
   Payment of capital lease obligations .................       (332,583)       (439,355)       (194,937)
   Proceeds from notes payable ..........................        880,000            --           500,000
   Repayment of notes payable ...........................     (1,222,170)     (1,700,000)     (1,100,000)
                                                            ------------    ------------    ------------
Net cash provided by financing activities ...............      6,015,653      18,759,045       6,946,538
                                                            ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents ....     (8,982,107)     14,157,305         238,516
Cash and cash equivalents, beginning of year ............     14,442,769         285,464          46,948
                                                            ------------    ------------    ------------
Cash and cash equivalents, end of year ..................   $  5,460,662    $ 14,442,769    $    285,464
                                                            ============    ============    ============
Supplemental  disclosures of cash flow information:
   Cash paid (received) during the year for:
     Interest paid ......................................   $    693,045    $  1,149,357    $  1,203,663
     Interest received ..................................   $    (32,340)   $       (179)   $       (180)
     Income taxes paid ..................................   $    495,345    $    177,455    $      7,984
     Income taxes received ..............................   $    (17,903)   $   (212,082)   $       --
   Non-cash financing activity:
     Common stock issued in acquisition of license rights   $       --      $       --      $    577,500
     Capital lease obligation ...........................   $    249,418    $  1,474,053    $       --
     Preferred Series D stock converted to common stock .   $ 22,918,693    $       --      $       --
     Preferred Series C stock converted to common stock .   $  2,895,001    $       --      $       --
     Accrued dividends converted to common stock ........   $    458,707    $       --      $       --
     Mortgage note payable ..............................   $    765,000    $       --      $       --
     Warrants issued to placement agent .................   $     93,815    $       --      $       --
     Accounts receivable converted to notes receivable ..   $    470,799    $       --      $       --

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

         All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders' equity and transaction gains and losses are recorded in the consolidated statement of income in the period incurred. During 2004, 2003 and 2002, foreign currency translation and transaction gains and losses were not material.

NATURE OF BUSINESS

         Tag-It Pacific, Inc. is an apparel company that specializes in the distribution of trim items to manufacturers of fashion apparel, specialty retailers and mass merchandisers. The Company acts as a full service outsourced trim management department for manufacturers, a specified supplier of trim items to owners of specific brands, brand licensees and retailers, a manufacturer and distributor of zippers under the TALON brand name and a distributor of stretch waistbands that utilize licensed patented technology under the TEKFIT brand name.

REVENUE RECOGNITION

         The Company generates revenue primarily from two sources:

         o        Trim product sales, including zippers and waistbands, and

         o        Complete trim package sales under TRIMNET.

         Trim product and trim package sales are recorded at the time of shipment, at which point title transfers to the customer, and when collection is reasonably assured. Our customers are not given extended terms or dating and have return rights with proper prior authorization.

COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"), issued by the FASB and effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income and its components in a full set of general-purpose financial statements. There were no material other comprehensive income items for the years ended December 31, 2004, 2003 and 2002.

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

         GENERAL  AND  ADMINISTRATIVE  EXPENSES  -  General  and  administrative expenses primarily include administrative salaries, employee benefits, professional service fees, facility expenses, information technology, investor relations, travel and entertainment, depreciation and amortization, bad debts and other general corporate expenses.

SHIPPING AND HANDLING COSTS

         In accordance with Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, the Company records shipping and handling costs billed to customers as a component of revenue, and shipping and handling costs incurred by the Company for inbound and outbound freight are recorded as a component of cost of sales. Total shipping and handling costs included as component of revenue for the years ended December 31, 2004, 2003 and 2002 amounted to $194,000, $428,000 and $245,000. Total shipping and handling costs included as a component of cost of sales amounted to $1,002,000, $827,000 and $813,000.

SEGMENTS OF AN ENTERPRISE

         The Company has adopted Statement of Financial Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), issued by the FASB and effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company believes that it operates within one segment as there is not enough difference between the types of products developed and distributed by the Company to justify segmented reporting by product type. Management decisions regarding the allocation of resources and the assessment of performance are made on a company-wide basis and are not specific to the type of product. Adoption of SFAS 131 resulted in expanded disclosures regarding geographical regions (Note 18).

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company had approximately $5.4 million at financial institutions in excess of federally insured limits.

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

         Films, dies, molds and art designs        3 to 5 years

         Building                                  39 years

IMPAIRMENT OF LONG-LIVED ASSETS

         On January 1, 2002, the Company adopted SFAS 142 which requires, among other things, that the Company no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2004, the net carrying amount of goodwill is $450,000, tradename is $4,110,750 and other intangible assets is $259,875 (Note 8). Management has determined that goodwill and tradename have indefinite lives. Amortization expense related to other intangibles amounted to $115,500 for the years ended December 31, 2004 and 2003.

 RECLASSIFICATION

         Certain reclassifications have been made to the prior year financial statements to conform to 2004 presentation.

INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carry-forwards. Deferred tax liabilities and assets at the end of each period are determined using enacted tax rates. We record deferred tax assets arising from temporary timing differences between recorded net income and taxable net income when and if we believe that future earnings will be sufficient to realize the tax benefit. For those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The provisions of SFAS No. 109, "Accounting for Income Taxes," require the establishment of a valuation allowance when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. SFAS No. 109 provides that an important factor in determining whether a deferred tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset.

         The Company believes that its estimate of deferred tax assets and determination to record a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income, which is susceptible to change and dependent upon events that may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on the balance sheet and results of operations.

STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also gives the option to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees," or SFAS 123. The Company has chosen to account for stock-based compensation for employees utilizing the intrinsic value method prescribed in APB 25 and not the fair value method established by SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock. All stock options issued to employees had an exercise price not less than the fair market value of the Company's Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements for the years ended December 31, 2004, 2003 and 2002.

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         All stock options issued to employees had an exercise price not less than the fair market value of the Company's Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements for the years ended December 31, 2004, 2003 and 2002. If compensation cost for stock-based compensation had been determined based on the fair market value of the stock options on their dates of grant in accordance with SFAS 123, the Company's net (loss) income and (loss) income per share for the years ended December 31, 2004, 2003 and 2002 would have amounted to the pro forma amounts presented below:

                                                       2004              2003             2002
                                                  --------------    --------------   --------------
Net (loss) income, as reported ................   $  (17,608,968)   $   (4,744,658)  $    1,496,026

Add:  Stock-based employee compensation expense
     included in reported net income, net of
     related tax effects ......................             --                --               --

Deduct:  Total stock-based employee
     compensation expense determined under fair
     value based methods for all awards, net of
     related tax effects ......................          (55,228)         (139,796)        (121,073)
                                                  --------------    --------------   --------------

Pro forma net (loss) income ...................   $  (17,664,196)   $   (4,884,454)  $    1,374,953
                                                  ==============    ==============   ==============

(Loss) earnings per share:
     Basic - as reported ......................   $        (1.02)   $        (0.46)  $         0.14
     Basic - pro forma ........................   $        (1.02)   $        (0.48)  $         0.13

     Diluted - as reported ....................   $        (1.02)   $        (0.46)  $         0.14
     Diluted - pro forma ......................   $        (1.02)   $        (0.48)  $         0.13

         The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during 2003 and 2002; expected life of option of 1.5 years, expected volatility of 19%, risk free interest rate of 3% and a 0% dividend yield. The weighted average fair value at the grant date for such options is $.37 and $.38 per option for the years ended December 31, 2003 and 2002. There were no options granted during the year ended December 31, 2004.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the effects of the adoption of this pronouncement and has determined it will not have a material impact on the Company's financial statements.

         In November 2004, the FASB issued SFAS No. 151 "Inventory  Costs" (SFAS
151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal 2006. The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

         In December 2004, the FASB issued Statement Accounting Standard ("SFAS") No. 153 "Exchanges of Nonmonetary Assets." This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

applied prospectively. The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

         In October 2004, the American Jobs Creation Act of 2004 (Act) became effective in the U.S. Two provisions of the Act may impact the provision
(benefit) for income taxes in future periods, namely those related to the Qualified Production Activities Deduction (QPA) and Foreign Earnings Repatriation (FER).

         The QPA will be effective for the U.S. federal tax return year beginning after December 31, 2004. In summary, the Act provides for a percentage deduction of earnings from qualified production activities, as defined, commencing with an initial deduction of 3 percent for tax years beginning in 2005 and increasing to 9 percent for tax years beginning after 2009, with the result that the Statutory federal tax rate currently applicable to our qualified production activities of 35 percent could be reduced initially to 33.95 percent and ultimately to 31.85 percent. However, the Act also provides for the phased elimination of the Extraterritorial Income Exclusion provisions of the Internal Revenue Code, which have previously resulted in tax benefits to both CCN and IMC. Due to the interaction of the law provisions noted above as well as the particulars of the Company's tax position, the ultimate effect of the QPA on the Company's future provision (benefit) for income taxes has not been determined at this time. The FASB issued FASB Staff Position FAS 109-1, Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, (FSP 109-1) in December 2004. FSP 109-1 requires that tax benefits resulting from the QPA should be recognized no earlier than the year in which they are reported in the entity's tax return, and that there is to be no revaluation of recorded deferred tax assets and liabilities as would be the case had there been a change in an applicable statutory rate.

         The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the Act. In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. At this time, the Company has not undertaken an evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision and its potential benefit to the Company, if any. The Company intends to examine the issue and will provide updates in subsequent periods.

NOTE 2--EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                   December 31, 2004                             December 31, 2003
                     ------------------------------------------    ------------------------------------------
                          Loss          Shares        Per Share        Loss            Shares       Per Share
Years ended:           (Numerator)   (Denominator)     Amount       (Numerator)     (Denominator)    Amount
------------------   ------------    ------------   -----------    ------------    ------------   -----------
Basic earnings per
share:
    (Loss) income
    available
    to common
    stockholders ..   $(17,639,473)     17,316,202   $     (1.02)   $ (4,938,710)     10,650,684   $     (0.46)

Effect of dilutive
securities:
    Options .......                           --                                           --
    Warrants ......                           --                                           --

                      ------------    ------------   -----------    ------------    ------------   -----------
(Loss) income
available to common
stockholders ......   $(17,639,473)     17,316,202   $     (1.02)   $ (4,938,710)     10,650,684   $     (0.46)
                      ============    ============   ===========    ============    ============   ===========


                                  December 31, 2002
                      ------------------------------------------
                         Income         Shares        Per Share
Years ended:           (Numerator)   (Denominator      Amount
------------------    -------------   ------------   -----------
Basic earnings per
share:
    (Loss) income
    available
    to common
    stockholders ..   $  1,311,826       9,232,405   $      0.14

Effect of dilutive
securities:
    Options .......                       244,706
    Warrants ......                        54,190

                       ------------   ------------   -----------
(Loss) income
available to common
stockholders ......   $  1,311,826       9,531,301   $      0.14
                      ============    ============   ===========

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Warrants to purchase 1,578,973 shares of common stock at between $3.50 and $5.06, options to purchase 1,742,000 shares of common stock at between $1.30 and $4.63, convertible debt of $12,500,000 convertible at $3.65 per share, and other convertible debt of $500,000 convertible at $4.50 per share were outstanding for the year ended December 31, 2004, but were not included in the computation of diluted earnings per share because the effect of exercise or conversion would have an antidilutive effect on earnings per share.

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

NOTE 3--DUE FROM FACTOR

         The Company has entered into a factoring agreement with East Asia Heller for the purchase of eligible receivables from its Hong Kong subsidiary, Tag-It Pacific Limited. The Company's factor purchases eligible accounts receivable and assumes the credit risk with respect to those accounts for which they have given their prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with the Company. The Company pays a fixed commission rate and may borrow up to 80% of its eligible accounts receivable. Interest is charged at 1.5% over the Hong Kong Dollar prime rate (6.5% at December 31, 2004 and 2003). As of December 31, 2004 and 2003, the amount factored with recourse and included in trade accounts receivable was approximately $1,559,000 and $316,000. Outstanding advances as of December 31, 2004 and 2003 amounted to approximately $615,000 and $411,000 and are included in the line of credit balance.

         The Company also had a factoring agreement with UPS Capital Global Trade Finance Corporation, whereby UPS Capital purchased eligible accounts receivable and assumed the credit risk with respect to those foreign accounts for which UPS Capital had given its prior approval. If UPS Capital did not assume the credit risk for a receivable, the collection risk associated with the receivable remained with the Company. The Company paid a fixed commission rate and borrowed up to 85% of eligible accounts receivable under the credit facility. Included in due from factor as of December 31, 2003 are trade accounts receivable factored without recourse of approximately $65,000. Included in due from factor are outstanding advances due to UPS Capital under this factoring arrangement amounting to approximately $55,000 at December 31, 2003. The UPS Capital factoring agreement was cancelled in November 2004 as a result of the Company's debt refinancing. There were no outstanding obligations due under this agreement as of December 31, 2004.

         The Company measures the value of its retained interest in receivables factored without recourse based on the fair value of the factored receivable at the time the sale is initiated. Fair value is determined based on management's estimate of the expected amount to be collected from the factored receivable. Adjustments to the fair value of the Company's retained interest in the factored receivable are made when

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

management becomes aware of factors that could result in a reduction of the amount paid by the customer. Adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. The Company has not recorded any adjustments to reduce the carrying amount of its retained interest in factored receivables for the years ended December 31, 2004 and 2003.

NOTE 4--TRADE ACCOUNTS RECEIVABLE

         Trade accounts receivable are net of an allowance for doubtful accounts and subsequent returns. At December 31, 2004 and 2003, the total allowance for doubtful accounts and subsequent returns was $6,085,999 and $2,043,571.

NOTE 5--TRADE ACCOUNTS RECEIVABLE RELATED PARTY

         Following negotiations with United Apparel Ventures and its affiliate, Tarrant Apparel Group, a former major customer, the Company determined that a significant portion of the obligations due from this customer, primarily related to accounts receivable and inventories, was uncollectable. As a result, the Company wrote-off a net of $4.3 million of obligations due from this customer, with a remaining receivable balance due from UAV of $4.5 million (Note 21). Included in trade accounts receivable, related parties at December 31, 2004 is $4.5 million due from this customer. UAV agreed to pay the $4.5 million receivable balance over a nine-month period beginning May 2005. Trade accounts receivable, related party at December 31, 2003 included amounts due from Tarrant Apparel Group and its affiliate, United Apparel Ventures, and Azteca Production International (a former related party) totaling $11,721,465.

NOTE 6--INVENTORIES

         Inventories consist of the following:

                                                     Year Ended December 31,
                                                --------------------------------
                                                    2004                 2003
                                                -----------          -----------

Raw materials ........................          $   127,270          $    11,210
Work-in-process ......................               11,439                 --
Finished goods .......................            9,167,110           17,085,669
                                                -----------          -----------

Total inventories ....................          $ 9,305,819          $17,096,879
                                                ===========          ===========

         Inventories at December 31, 2004 and 2003 include goods that are subject to buy back agreements with some of the Company's customers. The buyback agreements contain provisions related to the inventory purchased on behalf of the Company's customers. In the event that inventories remain with the Company in excess of six to nine months from the Company's receipt of the goods from its vendors, the customer is required to purchase, as provided by the buyback agreement, the inventories from the Company under normal invoice and selling terms. Included in inventories at December 31, 2004 are inventories of approximately $3.2 million that are subject to buyback arrangements with Levi Strauss & Co., Azteca Production International and other customers.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7--PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                        Year Ended December 31,
                                                     ---------------------------
                                                        2004             2003
                                                     -----------     -----------

Furniture and fixtures .........................     $   670,988     $   627,826
Machinery and equipment ........................       7,981,012       5,032,427
Computer equipment .............................       3,337,986       2,861,459
Leasehold improvements .........................         292,273         259,789
Films, dies, molds and art designs .............       2,163,627       1,958,883
Land ...........................................          81,000            --
Building .......................................         748,859            --
                                                     -----------     -----------

                                                      15,275,745      10,740,384
Accumulated depreciation and amortization ......       5,895,719       4,595,521
                                                     -----------     -----------

Net property and equipment .....................     $ 9,380,026     $ 6,144,863
                                                     ===========     ===========

NOTE 8--GOODWILL AND OTHER INTANGIBLE ASSETS

         Intangible assets consist of goodwill, tradename and exclusive license and intellectual property rights. In accordance with SFAS No. 142, all of the Company's intangible assets that have definite lives are being amortized on a straight-line basis over their estimated useful lives. Goodwill and other intangible assets with indefinite lives are evaluated to determine if the fair value of the asset has decreased below its carrying value. At December 31, 2004, the Company evaluated its goodwill and tradename assets and determined that no impairment adjustment was necessary.

         Goodwill and other intangible assets as of December 31, 2004 and 2003 are as follows:

                                                      Year Ended December 31,
                                                  -----------------------------
                                                      2004              2003
                                                  -----------       -----------

Goodwill ...................................      $   500,000       $   500,000
Accumulated amortization ...................          (50,000)          (50,000)
                                                  -----------       -----------
Goodwill, net ..............................          450,000           450,000
                                                  -----------       -----------

Tradename ..................................        4,110,750         4,110,750
Accumulated amortization ...................             --                --
                                                  -----------       -----------
Tradename, net .............................        4,110,750         4,110,750
                                                  -----------       -----------

Exclusive license and intellectual
   property rights .........................          577,500           577,500
Accumulated amortization ...................         (317,625)         (202,125)
                                                  -----------       -----------
Exclusive license and intellectual
   property rights, net ....................          259,875           375,375
                                                  -----------       -----------
Intangible assets, net .....................      $ 4,820,625       $ 4,936,125
                                                  ===========       ===========

         There were no changes in the net carrying amounts of goodwill and tradename for the years ended December 31, 2004 and 2003.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Amortization expense amounted to $115,500, $115,500 and $86,625 for the years ended December 31, 2004, 2003 and 2002. The weighted average amortization period for intangible assets with definite lives is five years.


         The following table shows the estimated amortization expense for these assets for each of the succeeding years:

YEARS ENDING DECEMBER 31,                                                AMOUNT
-----------------------------------------------------------             --------

2005 ......................................................             $115,500
2006 ......................................................              115,500
2007 ......................................................               28,875
                                                                        --------

Total amortization expense ................................             $259,875
                                                                        ========

NOTE 9--LINE OF CREDIT

         On May 30, 2001, the Company entered into a loan and security agreement with UPS Capital Global Trade Finance Corporation, providing for a working capital credit facility with a maximum available amount of $13 million. On November 10, 2004, the Company refinanced its working capital credit facility with UPS Capital Global Trade Finance Corporation with a portion of the proceeds received from a private placement of $12.5 million of Secured Convertible Promissory Notes (Note 12). The initial term of the loan and security agreement with UPS Capital was three years and the facility was secured by all assets of the Company. The interest rate for the credit facility was at the prime rate plus 2%. The credit facility required the compliance with certain financial covenants including net worth, fixed charge coverage ratio and capital expenditures. At December 31, 2003, the Company was in compliance with these financial covenants. Availability under the UPS Capital credit facility was determined based on a defined formula related to eligible accounts receivable and inventory. There were no open letters of credit at December 31, 2003.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--DEMAND NOTES PAYABLE TO RELATED PARTIES

         Demand notes payable to related parties consist of the following:

                                                      Year Ended December 31,
                                                 -------------------------------
                                                     2004               2003
                                                 -------------      ------------

Six  notes payable issued  in 1996, four notes
  payable   issued  in  1997,  and  two  notes
  payable  issued  in  1998  to  officers  and
  directors  of the  Company  with no  monthly
  payments  and  interest  rates  ranging from
  7.5% to 10% annually, due and payable on the
  fifteenth day following  delivery of written
  demand for payment..........................   $      85,176      $     85,176

Convertible  secured  note   payable  to   the
  Company's  Chairman  bears  interest at 11%,
  payable  quarterly,  is  due on  demand  and
  convertible   into   common   stock  at  the
  election  of the  holder  at a rate of $4.50
  per share, the market value of the Company's
  common  stock on the date of approval by the
  Company's  Board of  Directors.  The note is
  secured   by   substantially   all   of  the
  Company's assets............................         500,000           500,000

Unsecured  notes   payable  to   shareholders,
  directors and officers of the Company accrue
  interest at 7% and 8.5% per annum, principal
  and  interest due on demand and fifteen days
  from demand.................................          79,795           264,795
                                                 -------------      ------------

                                                 $     664,971      $    849,971
                                                 =============      ============

         As of December 31, 2003, the demand notes were subordinated to UPS Capital Global Trade Finance Corporation under the Company's former line of credit facility. Interest expense related to the demand notes payable to related parties for the years ended December 31, 2004, 2003 and 2002 amounted to $81,628, $88,102 and $88,102. Included in accrued expenses at December 31, 2004 and 2003 was $380,233 and $373,530 of accrued interest related to these demand notes. There was no interest paid on the demand notes for the years ended December 31, 2004 and 2003.

         On February 28, 2003, the Company repaid an unsecured note payable to a shareholder in the amount of $500,000.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11--CAPITAL LEASE OBLIGATIONS

         The Company financed equipment purchases through various capital lease obligations expiring through August 2009. These obligations bear interest at various rates ranging from 6.3% to 15% per annum. Future minimum annual payments under these capital lease obligations are as follows:

YEARS ENDING DECEMBER 31,                                              AMOUNT
---------------------------------------------------------           -----------

2005 ....................................................           $ 1,023,793
2006 ....................................................               592,938
2007 ....................................................               371,878
2008 ....................................................               286,447
2009 ....................................................               179,012
                                                                    -----------
Total payments ..........................................             2,454,068

Less amount representing interest .......................              (373,300)
                                                                    -----------
Balance at December 31, 2004 ............................             2,080,768

Less current portion ....................................               859,799
                                                                    -----------
Long-term portion .......................................           $ 1,220,969
                                                                    ===========

         At December 31, 2004, total equipment, included in property and equipment (Note 7), under capital lease obligations and related accumulated depreciation amounted to $3,258,589 and $316,826. At December 31, 2003, total equipment, included in property and equipment, under capital lease obligations and related accumulated depreciation amounted to $2,198,390 and $650,878.

NOTE 12--NOTES PAYABLE

         The Company financed building, land and equipment purchases through note payable obligations expiring through June 2011. These obligations bear interest at rates of 6.5% and 6.6% per annum. Future minimum annual payments under these note payable obligations are as follows:

YEARS ENDING DECEMBER 31,                                               AMOUNT
--------------------------------------------------------              ----------

2005 ...................................................              $  174,975
2006 ...................................................                 186,837
2007 ...................................................                 199,504
2008 ...................................................                 213,030
2009 ...................................................                 210,218
2010 and thereafter ....................................                 638,266
                                                                      ----------
Total payments .........................................               1,622,830

Less current portion ...................................                 174,975
                                                                      ----------
Long-term portion ......................................              $1,447,855
                                                                      ==========


NOTE 13--SECURED CONVERTIBLE PROMISSORY NOTES

         On November 10, 2004, the Company raised $12.5 million from the sale of Secured Convertible Promissory Notes (the "Notes") to existing shareholders. The Notes are convertible into common stock at a price of $3.65 per share, bear interest at 6% payable quarterly, are due November 9, 2007 and are secured by the TALON trademarks. The Notes are convertible at the option of the holder at any time after closing. The Company may repay the Notes at any time after one year from the closing date with a 15% prepayment

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

penalty. At maturity, the Company may repay the Notes in cash or require conversion if certain conditions are met. In connection with the issuance of the Notes, the Company issued to the Note holders, warrants to purchase up to 171,235 shares of common stock. The warrants have a term of five years, an exercise price of $3.65 per share and vested 30 days after closing. The fair value of the warrants was estimated at approximately $96,000 utilizing the Black-Scholes option-pricing model and recorded as a discount against the face value of the Notes. The discount will be amortized over the three-year term of the Notes on a straight-line basis. The Company has registered with the SEC the resale by the holders of the shares issuable upon conversion of the Notes and exercise of the warrants. In connection with this financing, the Company paid the placement agent $704,000 in cash, and issued the placement agent a warrant to purchase 215,754 common shares at an exercise price of $3.65 per share. The warrant is exercisable beginning May 10, 2005 through November 10, 2009. The fair value of the warrant was estimated at $93,815 utilizing the Black-Scholes option-pricing model and recorded as deferred financing costs which are amortized over the three- year term of the Notes.

         A portion of the proceeds from the Secured Convertible Notes Payable was used to pay off all existing indebtedness under our credit facility with UPS Capital Global Trade Finance Corporation (Note 9). The Company has determined that this transaction did not result in a beneficial conversion feature.

NOTE 14--STOCKHOLDERS' EQUITY AND CONVERTIBLE REDEEMABLE PREFERRED STOCK

PREFERRED STOCK

SERIES D PREFERRED STOCK PRIVATE PLACEMENT TRANSACTION

         On December 18, 2003, the Company sold an aggregate of 572,818 shares of non-voting Series D Convertible Preferred Stock, at a price of $44.00 per share, to institutional investors and individual accredited investors in a private placement transaction. The Company received net proceeds of $23,083,693 after commissions and other offering expenses. The Series D Convertible
Preferred Stock was convertible after approval at a special meeting of stockholders at a rate of 10 common shares for each share of Series D Convertible Preferred Stock. Except as required by law, the Preferred Shares had no voting rights. The Preferred Shares accrued dividends, commencing on June 1, 2004, at an annual rate of 5% of the initial stated value of $44.00 per share, payable quarterly. In the event of a liquidation, dissolution or winding-up of the Company, the Preferred Shares would have been entitled to receive, prior to any distribution on the common stock, a distribution equal to the initial stated value of the Preferred Shares plus all accrued and unpaid dividends.

         At a special meeting of stockholders held on February 11, 2004, the stockholders of the Company approved the issuance of 5,728,180 shares of common stock upon conversion of the Series D Preferred Stock. At the conclusion of the meeting, all of the shares of the Series D Convertible Preferred Stock automatically converted into common shares.

         The Company has registered the common shares issued upon conversion of the Series D Convertible Preferred Stock with the Securities and Exchange Commission for resale by the investors. In conjunction with the private placement transaction, the Company issued a warrant to purchase 572,818 common shares to the placement agent. The warrant is exercisable beginning June 18, 2004 through December 18, 2008. The fair value of the warrant was estimated at approximately $165,000 utilizing the Black-Scholes option-pricing model and was recorded as a reduction of the proceeds from the placement of the Series D Convertible Preferred Stock. The Company has determined that this transaction did not result in a beneficial conversion feature.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SERIES  C  PREFERRED  STOCK  PURCHASE  AGREEMENT  AND  CO-MARKETING  AND  SUPPLY
AGREEMENT

         In accordance with the Series C Preferred Stock Purchase Agreement entered into by the Company and Coats North America Consolidated, Inc. ("Coats") on September 20, 2001, the Company issued 759,494 shares of Series C Convertible Redeemable Preferred Stock (the "Shares") to Coats North America Consolidated, Inc. in exchange for an equity investment from Coats of $3,000,001 cash. The Shares were convertible at the option of the holder after one year at the rate of the closing price multiplied by 125% of the ten-day average closing price prior to closing. The Shares were redeemable at the option of the holder after four years. If the holders elected to redeem the Shares, the Company had the option to redeem for cash at the stated value of $3,000,001 or in the form of the Company's common stock at 85% of the market price of the Company's common stock on the date of redemption. If the market price of the Company's common stock on the date of redemption was less than $2.75 per share, the Company was required to redeem for cash at the stated value of the Shares. The Company could elect to redeem the Shares at any time for cash at the stated value. The Preferred Stock Purchase Agreement provided for cumulative dividends at a rate of 6% of the stated value per annum, payable in cash or the Company's common stock. The dividends were payable at the earlier of the declaration of the Board, conversion or redemption. Each Preferred Share had the right to vote for each of the Company's common shares that the Shares could then be converted into on the record date. Total legal and other costs associated with this transaction of $105,000 were netted against the $3,000,001 proceeds received from Coats. Dividends accrued but unpaid at December 31, 2003 and 2002 amounted to $428,202 and $234,150.

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Under the Asset Purchase Agreement, the Company issued to Talon, Inc. 500,000 shares of common stock, par value $0.001 per share, a promissory note in the amount of $4,900,000 and $100,000 in cash held in escrow. The Asset Purchase Agreement required Talon, Inc. to place 50,000 shares of the Company's common stock and $100,000 in escrow for a period of 12 months to satisfy any indemnification claims the Company may have under the Asset Purchase Agreement. The common stock was valued at the market value of the Company's stock on the date of closing. The promissory note is unsecured, bears interest at prime plus 2% (7.25% at December 31, 2004). In connection with the Asset Purchase
Agreement, the Company also entered into a mutual release with Talon, Inc. and GICISA pursuant to which Talon, Inc. and GICISA released the Company from its obligations under the unsecured note payable of $2,830,024 dated September 30, 2000 and other current liabilities under the Exclusive License and Distribution Agreement. Further, 850,000 shares of the Company's series B convertible preferred stock held by GICISA were cancelled at the closing of the Asset Purchase Agreement.

         Future minimum payments under the note payable amount to $1,400,000 through June 1, 2005.

COMMON STOCK

2003 PRIVATE PLACEMENT

         On May 30, 2003, the Company raised approximately $6,037,500 in a private placement transaction with five institutional investors. Pursuant to a securities purchase agreement with these institutional investors, the Company sold 1,725,000 shares of its common stock at a price per share of $3.50. After commissions and expenses, the Company received net proceeds of approximately $5.5 million. The Company has registered the shares issued in the private placement with the Securities and Exchange Commission for resale by the investors. In conjunction with the private placement transaction, the Company issued warrants to purchase 172,500 shares of common stock to the placement agent. The warrants are exercisable beginning August 30, 2003 through May 30, 2008 and have a per share exercise price of $5.06.

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXCLUSIVE LICENSE AND INTELLECTUAL PROPERTY RIGHTS AGREEMENT

         On April 2, 2002, the Company entered into an Exclusive License and Intellectual Property Rights Agreement (the "Agreement") with Pro-Fit Holdings Limited ("Pro-Fit"). The Agreement gives the Company the exclusive rights to sell or sublicense waistbands manufactured under patented technology developed by Pro-Fit for garments manufactured anywhere in the world for the United States market and all United States brands. In accordance with the Agreement, the Company issued 150,000 shares of its common stock which were recorded at the market value of the stock on the date of the Agreement. The shares contain restrictions related to the transfer of the shares and registration rights. The Agreement has an indefinite term that extends for the duration of the trade secrets licensed under the Agreement. The Company has recorded an intangible asset amounting to $577,500 and is amortizing this asset on a straight-line basis over its estimated useful life of five years. The Company is currently in litigation with this supplier (Note 17).

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

NOTE 15--STOCK OPTION INCENTIVE PLAN AND WARRANTS

STOCK OPTION INCENTIVE PLAN

         On October 1, 1997, the Company adopted the 1997 Stock Incentive Plan ("the 1997 Plan"), which authorized the granting of a variety of stock-based incentive awards. The 1997 Plan is administered by the Board of Directors, or a committee appointed by the Board of Directors, which determine the recipients and terms of the awards granted

         In 2002, the Company's Board of Directors amended its 1997 Stock Incentive Plan to provide for a total of 2,277,500 shares of common stock to be reserved for issuance under the Plan. During the year

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ended December 31, 2002, the Company granted 270,000 options to purchase common stock at an exercise price of $3.63 per share, the closing price of the Company's common stock on the date of grant.

         In 2003, the Company's Board of Directors further amended its 1997 Stock Incentive Plan to provide for a total of 2,577,500 shares of common stock to be reserved for issuance under the Plan. During the year ended December 31, 2004, the Company granted 510,000 options to purchase common stock at exercise prices of $3.50 and $3.70 per share, the closing price of the Company's common stock on the date of grants.

         In 2004, the Company's Board of Directors further amended its 1997 Stock Incentive Plan to provide for a total of 3,077,500 shares of common stock to be reserved for issuance under the Plan. There were no options granted during the year ended December 31, 2004.

         The following table summarizes the activity in the 1997 Plan:

                                                                    Weighted
                                                                     Average
                                                  Number of         Exercise
                                                   Shares             Price
                                                  ---------         --------

Options outstanding - January 1, 2002 ........    1,546,000         $   3.39
     Granted .................................      270,000             3.63
     Exercised ...............................      (50,000)            1.30
     Canceled ................................      (32,500)            3.40
                                                  ---------

Options outstanding - December 31, 2002 ......    1,733,500             3.48
     Granted .................................      510,000             3.59
     Exercised ...............................     (126,500)            2.51
     Canceled ................................     (139,000)            3.84
                                                  ---------

Options outstanding - December 31, 2003 ......    1,978,000             3.55
     Granted .................................         --                --
     Exercised ...............................     (115,375)            3.36
     Canceled ................................     (120,625)            4.00
                                                  ---------

Options outstanding - December 31, 2004 ......    1,742,000         $   3.53
                                                  =========

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Additional   information   relating  to  stock   options  and  warrants
outstanding and exercisable at December 31, 2004, summarized by exercise price is as follows:

                                                                                  Exercisable
                                    Outstanding Weighted Average               Weighted Average
                             ----------------------------------------     --------------------------
                                              Life         Exercise                        Exercise
Exercise Price Per Share       Shares        (years)        Price           Shares          Price
------------------------     -----------    ---------    ------------     -----------    -----------
      $ 1.30                    235,000        3.5           $ 1.30          235,000        $ 1.30
      $ 4.31                    292,000        5.0           $ 4.31          292,000        $ 4.31
      $ 4.63                     90,000        5.0           $ 4.63           90,000        $ 4.63
      $ 3.78                    126,000        6.5           $ 3.78          126,000        $ 3.78
      $ 4.25                    118,000        5.5           $ 4.25          117,063        $ 4.25
      $ 3.75                    120,000        6.0           $ 3.75          120,000        $ 3.75
      $ 3.63                    166,250        8.0           $ 3.63          166,250        $ 3.63
      $ 3.64                    141,000        7.0           $ 3.64          141,000        $ 3.64
      $ 3.50                    285,000        8.3           $ 3.50          285,000        $ 3.50
      $ 3.70                    168,750        8.3           $ 3.70          148,250        $ 3.70
                             -----------                                  -----------
                              1,742,000                                    1,720,563
                             -----------                                  -----------
      $ 3.65 (warrants)         386,989        9.9           $ 3.65          386,989        $ 3.65
      $ 4.29 (warrants)          30,000        2.5           $ 4.29           30,000        $ 4.29
      $ 3.50 (warrants) (1)     150,000        2.1           $ 3.50          150,000        $ 3.50
      $ 4.34 (warrants) (1)     133,333        1.3           $ 4.34          133,333        $ 4.34
      $ 4.73 (warrants) (1)     133,333        1.3           $ 4.73          133,333        $ 4.73
      $ 4.74 (warrants)         572,818        4.0           $ 4.74          572,818        $ 4.74
      $ 5.06 (warrants)         172,500        3.5           $ 5.06          172,500        $ 5.06
                             -----------                                  -----------
                              1,578,973                                    1,578,973
                             -----------                                  -----------

                              3,320,973        5.6           $ 3.92        3,299,536        $ 3.91
                             ===========                                  ===========
----------

(1) The exercise price of these warrants includes an upward adjustment of 25% of the amount, if any, that the market price of the Company's common stock on the exercise date exceeds the stated exercise price, up to a maximum of $5.25.


NOTE 16--INCOME TAXES

         The components of the provision (benefit) for income taxes included in the consolidated statements of operations are as follows:

                                             Year Ended December 31,
                             ---------------------------------------------------
                                 2004               2003                 2002
                             -----------         -----------         -----------
Current:
     Federal ........        $   405,632         $   360,000         $   222,713
     State ..........             71,582              16,193              39,301
                             -----------         -----------         -----------
                                 477,214             376,193             262,014
Deferred:
     Federal ........          1,530,000          (2,302,711)             14,170
     State ..........            270,000            (406,362)              2,501
                             -----------         -----------         -----------
                               1,800,000          (2,709,073)             16,671
                             -----------         -----------         -----------
                             $ 2,277,214         $(2,332,880)        $   278,685
                             ===========         ===========         ===========

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A reconciliation of the statutory Federal income tax rate with the Company's effective income tax rate is as follows:

                                                       Year Ended December 31,
                                                  -----------------------------
                                                   2004        2003        2002
                                                  -----       -----       -----
Current:
    Federal statutory rate .................      (34.0)%     (34.0)%      34.0%
    State taxes net of Federal benefit .....       (6.0)       (6.0)        6.0
    Income earned from foreign subsidiaries         3.1         6.4       (18.2)
    Net operating loss valuation allowance .       51.3         2.3        (3.1)
    Other ..................................        0.5        (1.7)       (3.0)
                                                  -----       -----       -----

                                                   14.9%      (33.0)%      15.7%
                                                  =====       =====       =====

         (Loss) income before income taxes are as follows:

                                           Year Ended December 31,
                        --------------------------------------------------------
                            2004                  2003                  2002
                        ------------          ------------          ------------

Domestic ......         $(17,574,926)         $ (9,303,639)         $    428,473
Foreign .......            2,243,172             2,226,101             1,346,238
                        ------------          ------------          ------------

                        $(15,331,754)         $ (7,077,538)         $  1,774,711
                        ============          ============          ============

         The primary components of temporary differences which give rise to the Company's deferred tax assets and deferred tax liabilities are as follows:

                                                      Year Ended December 31,
                                                 ------------------------------
                                                     2004               2003
                                                 -----------        -----------
Net deferred tax asset:
     Net operating loss carryforwards ....       $ 8,110,000        $ 3,447,744
     Dies, film and art library ..........          (103,894)           (22,959)
     Depreciation and amortization .......            83,078            199,629
      Intangible assets ..................          (494,193)          (347,240)
      Bad debt reserve ...................         2,198,402            584,481
      Related party interest .............           105,824             72,165
     Other ...............................               783            (14,820)
                                                 -----------        -----------
                                                   9,900,000          3,919,000
     Less:  Valuation Allowance ..........        (8,900,000)        (1,119,000)
                                                 -----------        -----------
                                                 $ 1,000,000        $ 2,800,000
                                                 ===========        ===========

         At December 31, 2004, Tag-It Pacific, Inc. had Federal and state NOL carryforwards of approximately $21.6 and $12.9 million, respectively. The Federal NOL is available to offset future taxable income through 2024, and the state NOL expires in 2014. Section 382 ("Section 382") of the Internal Revenue Code of 1986, as amended (the "Code"), places a limitation on the realizability of net operating losses in future periods if the ownership of the Company has changed more than 50% within a three-year period. As of December 31, 2004, some of our net operating losses may be limited by the Section 382 rules. The amount of such limitations, if any, has not yet been determined.

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carry-forwards. Deferred tax liabilities and assets at the end of each period are determined using enacted tax rates. The Company records deferred tax assets arising from temporary timing differences between recorded net income and taxable net income when and if it believes that future earnings will be sufficient to realize the tax benefit. For those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided.

         The provisions of SFAS No. 109, "Accounting for Income Taxes," require the establishment of a valuation allowance when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. SFAS No. 109 provides that an important factor in determining whether a deferred tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset.

         In 2003, the Company determined, based upon its operating loss, that it was more likely than not that it would not be in a position to fully realize all of its deferred tax assets in future years. Accordingly, in 2003, the Company recorded a valuation allowance of $1.1 million, which reduced the carrying value of its net deferred tax assets to $2.8 million. In 2004, the Company incurred additional net operating losses and, as a result, increased its valuation allowance to $8.9 million, which reduced the carrying value of its net deferred tax asset to $1.0 million. The Company intends to maintain a valuation allowance for its deferred tax assets until sufficient evidence exists to support the reversal or reduction of the allowance. At the end of each quarter, the Company will review supporting evidence, including the performance against sales and income projections, to determine if a release of the valuation allowance is warranted. If in future periods it is determined that it is more likely than not that the Company will be able to recognize all or a greater portion of its deferred tax assets, the Company will at that time reverse or reduce the valuation allowance.

         The Company believes that its estimate of deferred tax assets and determination to record a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income, which is susceptible to change and dependent upon events that may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on its balance sheet and results of operations.

         The Company has not provided withholding and U.S. federal income taxes on undistributed earnings of its foreign subsidiaries because the Company intends to reinvest those earnings indefinitely or any taxes on these earnings will be offset by the approximate credits for foreign taxes paid. It is not practical to determine the U.S. federal tax liability, if any, which would be payable if such earnings were not invested indefinitely.

NOTE 17--COMMITMENTS AND CONTINGENCIES

EXCLUSIVE SUPPLY AGREEMENT

         On July 12, 2002, the Company entered into an exclusive supply agreement with Levi Strauss & Co. ("Levi"). In accordance with the supply agreement, the Company is to supply Levi with stretch waistbands, various other trim products, garment components, equipment, services and technological know-how. The supply agreement has an exclusive term of two years and provides for minimum purchases of stretch waistbands, various other trim products, garment components and services from the Company of $10 million over the two-year period. On July 16, 2004, the Company amended its exclusive supply agreement with Levi to provide for an additional two-year term through November 2006. The supply agreement also appoints Talon as an approved zipper supplier to Levi.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FRANCHISE AGREEMENTS

         The Company has entered into six franchise agreements for the sale of TALON zippers. The agreements provides for minimum purchases from the Company of TALON zipper products to be received over the term of the agreements as follows:

                                    Agreement
        Region                         Date                        Term
----------------------          ------------------              ----------
Central Asia                    October 21, 2004                42 Months
South East Asia                 November 10, 2004               42 Months
Southern Hemisphere             December 21, 2004               66 Months
Asia                            December 28, 2004               42 Months
South East Asia                 January 7, 2005                 42 Months
Middle East and Africa          February 19, 2005               42 Months


LEASES

         The Company is a party to a number of non-cancelable operating lease agreements involving buildings and equipment which expire at various dates through November 2008. The Company accounts for its leases in accordance with SFAS No. 13, whereby step provisions, escalation clauses, tenant improvement allowances, increases based on an existing index or rate, and other lease concessions are accounted for in the minimum lease payments and are charged to the income statement on a straight line basis over the related lease term.

         The future minimum lease commitments as of December 31, 2004 are as follows:

         Years Ending December 31,                             Amount
         -----------------------------------------           ----------

         2005 ....................................           $  724,009
         2006 ....................................              362,058
         2007 ....................................               37,760
         2008 ....................................               22,000
                                                             ----------
            Total minimum payments ...............           $1,145,827
                                                             ==========

         Total rental expense for the years ended December 31, 2004, 2003 and 2002 aggregated $696,590, $966,867 and $820,194, respectively.

PROFIT SHARING PLAN

         In October 1999, the Company established a 401(k) profit-sharing plan for the benefit of eligible employees. The Company may make annual contributions to the plan as determined by the Board of Directors. There were no contributions made during the years ended December 31, 2004, 2003 and 2002.

CONTINGENCIES

         The Company has filed suit against Pro-Fit Holdings Limited in the U.S. District Court for the Central District of California -- TAG-IT PACIFIC, INC. V. PRO-FIT HOLDINGS LIMITED, CV 04-2694 LGB (RCx) - based on various contractual and tort claims relating to the Company's exclusive license and intellectual property agreement, seeking declaratory relief, injunctive relief and damages. The agreement with Pro-Fit gives the Company exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. Pro-Fit filed an answer denying the material allegations of the complaint and filed a counterclaim

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

alleging various contractual and tort claims seeking injunctive relief and damages. The Company filed a reply denying the material allegations of Pro-Fit's pleading. Pro-Fit has since purported to terminate the exclusive license and intellectual property agreement based on the same alleged breaches of the agreement that are the subject of the parties' existing litigation, as well as on an additional basis unsupported by fact. In February 2005, the Company amended its pleadings in the litigation to assert additional breaches by Pro-Fit of its obligations to the Company under the agreement and under certain additional letter agreements, and for a declaratory judgment that Pro-Fit's patent No. 5,987,721 is invalid and not infringed by the Company. Discovery in this case has commenced. There have been ongoing negotiations with Pro-Fit to attempt to resolve these disputes. The Company intends to proceed with the lawsuit if these negotiations are not concluded in a manner satisfactory to it.

         The Company is subject to certain other legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

NOTE 18--GEOGRAPHIC INFORMATION

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company distributes its products internationally and has reporting requirements based on geographic regions. Long-lived assets are attributed to countries based on the location of the assets and revenues are attributed to countries based on customer delivery locations, as follows:

                                                  Year Ended December 31,
                                       -----------------------------------------
                                           2004           2003           2002
                                       -----------    -----------    -----------
Sales:
     United States ................    $ 4,822,935    $ 8,836,546    $ 8,709,833
     Asia .........................     12,785,977      9,637,268      5,436,927
     Mexico .......................     21,452,805     26,472,044     44,087,714
     Dominican Republic ...........      9,678,078     14,219,236      1,838,696
     Central and South America ....      5,504,761      3,620,848           --
     Other ........................        864,925      1,656,873           --
                                       -----------    -----------    -----------
                                       $55,109,481    $64,442,815    $60,073,170
                                       ===========    ===========    ===========
Long-lived Assets:
     United States ................    $12,911,377    $ 8,594,804    $ 6,998,595
     Asia .........................        234,746      1,243,388        117,534
     Mexico .......................        187,721        267,704        308,671
     Dominican Republic ...........        866,807        975,092        580,526
                                       -----------    -----------    -----------
                                       $14,200,651    $11,080,988    $ 8,005,326
                                       ===========    ===========    ===========

NOTE 19--MAJOR CUSTOMERS AND VENDORS

         Two major customers accounted for approximately 21.9% of the Company's net sales on a consolidated basis for the year ended December 31, 2004. Three major customers, two of which were related parties, accounted for approximately 64.1% of the Company's net sales on a consolidated basis for the year ended December 31, 2003. Two major customers, both related parties, accounted for approximately 69.7% of the Company's net sales on a consolidated basis for the year ended December 31, 2002. Included in trade accounts receivable at December 31, 2004 is $8,133,471 due from these customers. Included in trade accounts receivable and accounts receivable related parties at December 31, 2003 is $1,524,211 and $11,721,465 due from these customers. Terms are net 30 and 60 days. The Company holds inventories of approximately $3.2 million at December 31, 2004 that are subject to buyback arrangements with its customers. The Company's results of operations will depend to an extent upon the commercial success of these customers. If these customers fail to purchase trim products at anticipated levels, or the relationship terminates, it may have an adverse affect on the Company's results of operations. If the financial condition of these customers were to deteriorate, resulting in an impairment of their ability to purchase inventories or repay receivables, it may also have an adverse affect on the Company's results of operations.

         Four major vendors accounted for approximately 70.0% of the Company's purchases for the year ended December 31, 2004. Two major vendors, one a related party, accounted for approximately 43.2% of the Company's purchases for the year ended December 31, 2003. One major vendor, a related party, accounted for approximately 30.6% of the Company's purchases for the year ended December 31, 2002. Included in accounts payable and accrued expenses at December 31, 2004 and 2003 is $2,547,809 and $607,179 due to these vendors. Terms are sight and 60 days.

NOTE 20--RELATED PARTY TRANSACTIONS

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

restrictions on the transfer and voting of the shares it purchased and has been granted piggyback registration rights.

         Commencing in December 1998, the Company began to provide trim products to Tarrant for its operations in Mexico. In connection therewith, the Company purchased $2.25 million of Tarrant's existing inventory in December 1998 for resale to Tarrant. The Company has terminated its supply relationship with Tarrant. In December 2004, the Company wrote-off the remaining obligations due from Tarrant, see Notes 5 and 21 to the financial statements.

         Commencing in December 2000, the Company began to provide trim products to Azteca Production International, Inc. for its operations in Mexico. In connection therewith, the Company purchased $4.0 million of Azteca's existing inventory in December 2000 for resale to Azteca. As a result of the sale of its ownership in the Company's common stock, Azteca Production International is no longer considered a related party customer for the year ended December 31, 2004.

         Total sales to Tarrant and Azteca and their affiliates for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $6,784,000, $25,883,000 and $41,893,000. As of December 31, 2004, accounts receivable included approximately $6,596,000 due from Azteca and its affiliates. As of December 31, 2004, accounts receivable, related party included $4.5 million due from Tarrant's affiliate, Untied Apparel Ventures. As of December 31, 2003, accounts receivable related parties included approximately $11,721,000 due from Tarrant and Azteca and their affiliates. Terms are net 60 days.

         Transportation fees paid to a company that has common ownership with Azteca for the years ended December 31, 2004, 2003 and 2002 amounted to $200,000, $210,000 and $225,000.

         Included in due from related parties at December 31, 2004 and 2003 is $556,550 and $762,076, respectively, of unsecured notes and advances from an officer and stockholder of the Company. The notes and advances bear interest at 8.5% and prime and are due on demand.

         In August 1999, Mark Dyne, Chairman of the Board of Directors, loaned the Company $160,000. This indebtedness is evidenced by an unsecured promissory note dated August 17, 1999. The principal, that bears an interest rate at 7% per annum, and interest are due and payable on demand. The Company repaid $95,205 of the principal balance during the year ended December 31, 2001.

         Transportation fees paid to or on behalf of a company that has common ownership with Mark Dyne, Chairman of the Board of Directors, and Colin Dyne, Chief Executive Officer of the Company, for the years ended December 31, 2004 and 2003 amounted to $211,000 and $20,000.

         Consulting fees paid to Diversified Investments, a company owned by a member of the Board of Directors of the Company, amounted to $150,000, $137,000 and $150,000 for the years ended December 31, 2004, 2003 and 2002.

         Consulting fees paid for services provided by a member of the Board of Directors amounted to $40,700, $41,300 and $70,800 for the years ended December 31, 2004, 2003 and 2002. Consulting fees paid for services provided by another member of the Board of Directors amounted to $57,375 for the year ended December 31, 2004.

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 21 -WRITE-OFF OF ACCOUNTS RECEIVABLE AND INVENTORIES FROM A FORMER MAJOR CUSTOMER

         Following negotiations with United Apparel Ventures and its affiliate, Tarrant Apparel Group, a former major customer, the Company determined that a significant portion of the obligations due from this customer, primarily related to accounts receivable and inventories, was uncollectable. As a result, the Company wrote-off a net $4.3 million of obligations due from this customer with a remaining receivable balance due from UAV of $4.5 million. Included in general and administrative expenses for the year ended December 31, 2004 are $4,289,436 of expenses related to the write-off of obligations due from United Apparel Ventures and its affiliate, Tarrant Apparel Group. UAV agreed to pay the $4.5 million receivable over a nine-month period beginning May 2005. The Company does not anticipate any further charges as a result of this write-off.

NOTE 22 -RESTRUCTURING CHARGES

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

         Total restructuring charges for the year ended 2003 amounted to $7,700,047. Restructuring charges include approximately $4.3 million of inventory write-downs, $1.6 million of additional reserves for doubtful accounts receivable, $1 million of costs incurred related to the reduction of operations in Mexico, including the relocation of inventory and facilities, $500,000 of benefits paid to terminated employees and $300,000 of other costs. All restructuring costs were incurred and paid for in the fourth quarter of 2003, and we did not anticipate any further charges as a result of this restructuring plan. Therefore, no liabilities related to restructuring charges were included in the balance sheet at December 31, 2003. During the first quarter of 2004, however, we incurred residual restructuring charges of $414,675.

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
                                                                      ==========

NOTE 23 - QUARTERLY RESULTS (UNAUDITED)

         Quarterly results for the years ended December 31, 2004 and 2003 are reflected below:

                                        FOURTH          THIRD          SECOND         FIRST
----------------------------------------------------------------------------------------------
2004
----
Revenue .........................   $ 13,021,287    $ 17,004,775   $ 14,923,121   $ 10,160,298
Operating (loss) income (1,2) ...   $(14,761,124)   $    472,901   $    398,563   $   (637,206)
Net (loss) income (2) ...........   $(17,438,261)        211,004        170,319   $   (552,030)
Basic (loss) earnings per share .   $      (0.96)   $       0.01   $       0.01   $      (0.04)
Diluted (loss) earnings per share   $      (0.96)   $       0.01   $       0.01   $      (0.04)

2003
----
Revenue .........................   $ 12,884,512    $ 16,467,896   $ 20,731,573   $ 14,358,834
Operating (loss) income (1) .....   $ (8,363,491)   $    431,311   $  1,278,819   $    771,933
Net (loss) income ...............   $ (5,949,360)   $     95,170   $    748,664   $    360,868
Basic (loss) earnings per share .   $      (0.52)   $       0.00   $       0.07   $       0.03
Diluted (loss) earnings per share   $      (0.52)   $       0.00   $       0.07   $       0.03
----------

(1) The Company recorded restructuring charges of $7.7 million during the fourth quarter of 2003 and $414,675 during the first quarter of 2004 (Note 22).
(2) The Company recorded net charges of $4.3 million from the write-off of obligations, primarily accounts receivable and inventories, due from a former major customer (Note 21), an additional allowance for bad debts of $5.0 million, inventory write-downs of $2.7 million and a decrease in net deferred tax asset resulting in a charge to the provision for income taxes of $1.8 million during the fourth quarter of 2004.

         Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

      INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON SCHEDULE II

To the Board of Directors
Tag-It Pacific, Inc.
Los Angeles, California

The audits referred to in our report, dated March 31, 2005, included the related financial statement schedule as of December 31, 2004, and for each of the three years in the period ended December 31, 2004, included in the annual report on Form 10-K of Tag-It Pacific, Inc. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



                                                     /s/ BDO Seidman, LLP
                                                     -------------------------


Los Angeles, California
March 31, 2005

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                COLUMN A                    COLUMN B     COLUMN C     COLUMN D     COLUMN E
                --------                   ----------   ----------   ----------   ----------
                                           Balance at                             Balance at
                                           Beginning                                End of
               DESCRIPTION                  of Year     Additions    Deductions      Year
----------------------------------------   ----------   ----------   ----------   ----------
2004
----
Allowance for doubtful accounts deducted
from accounts receivable in the balance
sheet ..................................   $2,043,571   $5,500,000   $1,457,572   $6,085,999
Reserve for obsolescence deducted from
inventories on the balance sheet .......         --      2,240,000    1,945,884      294,116
                                           ----------   ----------   ----------   ----------
                                           $2,043,571   $7,740,000   $3,403,456   $6,380,115
                                           ==========   ==========   ==========   ==========
2003
----
Allowance for doubtful accounts deducted
from accounts receivable in the balance
sheet ..................................   $  401,485   $1,822,116   $  180,030   $2,043,571
Reserve for obsolescence deducted from
inventories on the balance sheet .......      155,500    4,665,000    4,820,500         --
                                           ----------   ----------   ----------   ----------
                                           $  556,985   $6,487,116   $5,000,530   $2,043,571
                                           ==========   ==========   ==========   ==========
2002
----
Allowance for doubtful accounts deducted
from accounts receivable in the balance
sheet ..................................   $  568,625   $  743,113   $  910,253   $  401,485
Reserve for obsolescence deducted from
inventories on the balance sheet .......         --        155,500         --        155,500
                                           ----------   ----------   ----------   ----------
                                           $  568,625   $  898,613   $  910,253   $  556,985
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

         We have identified a material weakness in the controls related to the identification of approximately $1.0 million of our inventory located in a third party warehouse. We have taken steps and will continue to take additional steps to remedy this material weakness and believe the risk as to the existence of this inventory at December 31, 2004 has been sufficiently mitigated.

         We recorded fourth quarter post-closing adjustments related to the allowance for doubtful accounts and deferred tax asset in our financial statements for the year ended December 31, 2004 which is considered a material weakness surrounding the controls related to our financial reporting.

         Members of the Company's management, including the Company's Chief Executive Officer, Colin Dyne, and Chief Financial Officer, Ronda Ferguson, have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004, the end of the period covered by this report. Based upon that evaluation, with the exceptions discussed above, Mr. Dyne and Ms. Ferguson concluded that the Company's disclosure controls and procedures are effective.

CHANGES IN CONTROLS AND PROCEDURES

         There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls over financial reporting after the date of our most recent evaluation.

ITEM 9B.      OTHER INFORMATION.

         NONE.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item 10 will appear in the proxy statement for the 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION.

         Information regarding executive compensation will appear in the proxy statement for the 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in the proxy statement for the 2005 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information regarding certain relationships and related transactions will appear in the proxy statement for the 2005 Annual Meeting of Stockholders, and is incorporated by reference.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

         Information regarding principal accounting fees and services will appear in the proxy statement for the 2005 Annual Meeting of Stockholders, and is incorporated by reference.

                                     PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a) FINANCIAL STATEMENTS AND SCHEDULES - See Item 8 of this Form 10-K Annual Report.

         (b)      Exhibits:

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

SIGNATURE                         TITLE                           DATE
---------                         -----                           ----

     /S/ MARK DYNE                Chairman of the Board           March 31, 2005
---------------------------       of Directors
Mark Dyne

     /S/ COLIN DYNE               Chief Executive Officer         March 31, 2005
---------------------------       and Director
Colin Dyne                        (Principal Executive Officer)

     /S/ RONDA FERGUSON           Chief Financial Officer         March 31, 2005
---------------------------       (Principal Accounting
Ronda Ferguson                    and Financial Officer)

     /S/ KEVIN BERMEISTER         Director                        March 31, 2005
---------------------------
Kevin Bermeister

     /S/MICHAEL KATZ              Director                        March 31, 2005
---------------------------
Michael Katz

     /S/JONATHAN BURSTEIN         Director,Vice President of      March 31, 2005
---------------------------       Operations and Secretary
Jonathan Burstein

     /S/ BRENT COHEN              Director                        March 31, 2005
---------------------------
Brent Cohen

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

10.5          Promissory  Note,  dated  February  29,  1996,  provided by A.G.S.
              Stationary, Inc. to Monto Holdings Pty. Ltd. Incorporated by reference to Exhibit 10.25 of Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.6 Promissory Note, dated January 19, 1995, provided by Pacific Trim & Belt, Inc. to Monto Holdings Pty. Ltd. Incorporated by reference to Exhibit 10.26 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.7          Registrant's   1997  Stock   Incentive   Plan,  as  amended.   (2)
              Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 16, 2004.

EXHIBIT
NUMBER        EXHIBIT DESCRIPTION
-------       -------------------

10.8 Form of Non-statutory Stock Option Agreement. (2) Incorporated by reference to Exhibit 10.30 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

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

10.27 Supply Agreement entered into on December 22, 2000, by and between the Company, Hubert Guez, Paul Guez and Azteca Production
              International, Inc., AZT International SA D RL, and Commerce Investment Group, LLC. (1) Incorporated by reference to Exhibit
              10.53 to Form 10-K filed on April 4, 2001.

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

10.35         Form  of   Stockholders   Agreements   dated  December  28,  2001.
              Incorporated by reference to Exhibit 99.3 to Form 8-K filed on January 23, 2002.

EXHIBIT
NUMBER        EXHIBIT DESCRIPTION
-------       -------------------

10.36         Form of  Investor  Rights  Agreements  dated  December  28,  2001.
              Incorporated by reference to Exhibit 99.4 to Form 8-K filed on January 23, 2002.

10.37 Exclusive Supply Agreement dated July 12, 2002, among Tag-It Pacific, Inc. and Levi Strauss & Co. (1) Incorporated by reference to Exhibit 10.68 to Form 10-Q filed on November 15, 2002.

10.37.1 Amendment to Exclusive Supply Agreement, dated July 12, 2002, between Tag-It Pacific, Inc. and Levi Strauss & Co. (1) Incorporated by reference to Exhibit 10.70 to Form 10-K filed on March 28, 2003.

10.37.2 Amendment, dated June 29, 2004, to Exclusive Supply Agreement, dated July 12, 2002, between Tag-It Pacific, Inc. and Levi Strauss & Co.

10.38 Intellectual Property Rights Agreement, dated April 2, 2002, between the Company and Pro-Fit Holdings, Ltd. (1) Incorporated by reference to Exhibit 10.69 to Form 10-K/A filed on October 1, 2003.

10.39 Securities Purchase Agreement dated May 23, 2003, by and among the Company and the Purchasers identified on the signature pages thereto. Incorporated by reference to Exhibit 99.2 to Form 8-K filed on June 4, 2003.

10.40 Registration Rights Agreement dated May 23, 2003, by and among the Company and the Purchasers identified on the signature pages thereto. Incorporated by reference to Exhibit 99.3 to Form 8-K filed on June 4, 2003.

10.41 Common Stock Purchase Warrant dated May 30, 2003 between the Company and Roth Capital Partners LLC. Incorporated by reference to Exhibit 10.15 to Form S-3 Registration Statement filed on June 25, 2003.

10.42 Form of Subscription Agreement between the Company and the Purchaser to be identified therein dated December 18, 2003. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on December 22, 2003.

10.43 Form of Registration Rights Agreement dated December 18, 2003 among the Company and the Purchasers identified therein. Incorporated by reference to Exhibit 99.2 to Form 8-K filed on December 22, 2003.

10.44 Placement Agent Agreement dated December 18, 2003 between the Company and Sanders Morris Harris Inc. Incorporated by reference to Exhibit 99.3 to Form 8-K filed on December 22, 2003.

10.45 Common Stock Purchase Warrant dated December 18, 2003 between the Company and Sanders Morris Harris Inc. Incorporated by reference to Exhibit 99.4 to Form 8-K filed on December 22, 2003.

10.46         Form of  Subscription  Agreement,  dated as of  November  9, 2004, between the Company and the Purchaser identified therein. Incorporated by reference to Exhibit 10.1 to Form S-3 filed on December 9, 2004.

EXHIBIT
NUMBER        EXHIBIT DESCRIPTION
-------       -------------------

10.47 Form of Secured Convertible Promissory Note, dated as of November 9, 2004. Incorporated by reference to Exhibit 10.2 to Form S-3 filed on December 9, 2004.

10.48 Form of Common Stock Purchase Warrant, dated as of November 9, 2004. Incorporated by reference to Exhibit 10.3 to Form S-3 filed on December 9, 2004.

10.49 Trademark Security Agreement, dated as of November 9, 2004, among the Registrant and the Secured Parties identified on the signature page thereto. Incorporated by reference to Exhibit 10.4 to Form S-3 filed on December 9, 2004.

10.50 Registration Rights Agreement, dated as of November 9, 2004, among the Registrant, Sanders Morris Harris Inc. and the Purchasers identified therein. Incorporated by reference to Exhibit 10.5 to Form S-3 filed on December 9, 2004.

10.51 Placement Agent Agreement, dated as of November 9, 2004, between the Registrant and Sanders Morris Harris Inc. Incorporated by reference to Exhibit 10.6 to Form S-3 filed on December 9, 2004.

10.52 Common Stock Purchase Warrant dated as of November 9, 2004, issued by the Registrant in favor of Sanders Morris Harris Inc. Incorporated by reference to Exhibit 10.7 to Form S-3 filed on December 9, 2004.

14.1 Code of Ethics. Incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 30, 2004.

21.1 Subsidiaries. Incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 30, 2004.

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

(1) Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 406 of the General Rules and Regulations under the Securities Act of 1933, as amended.
(2)  Indicates a management contract or compensatory plan.