Form 10-Q
period 2005-03-31
TAG IT PACIFIC INC
filed 2005-05-16
CIK 1047881

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

                 For the quarterly period ended March 31, 2005.

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

                             Yes  [_]          No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 18,241,045 shares issued and outstanding as of May 13, 2005.

================================================================================


                              TAG-IT PACIFIC, INC.
                               INDEX TO FORM 10-Q



PART I   FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Consolidated Financial Statements (unaudited).........................3

         Consolidated Balance Sheets as of March 31, 2005
         and December 31, 2004 (unaudited).....................................3

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 2005 and 2004 (unaudited).............................4

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2005 and 2004 (unaudited)................5

         Notes to the Consolidated Financial Statements........................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........26

Item 4.  Controls and Procedures..............................................26

PART II  OTHER INFORMATION

Item 6.  Exhibits.............................................................28

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.

                              TAG-IT PACIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                      March 31,     December 31,
                                                        2005            2004
                                                    ------------   ------------
                     ASSETS
 Current Assets:
    Cash and cash equivalents ...................   $  2,863,254   $  5,460,662
    Trade accounts receivable, net ..............     16,463,294     17,890,044
    Trade accounts receivable, related party ....      4,500,000      4,500,000
    Inventories .................................     11,117,904      9,305,819
    Prepaid expenses and other current assets ...      2,890,810      2,326,245
    Deferred income taxes .......................      1,000,000      1,000,000
                                                    ------------   ------------
      Total current assets ......................     38,835,262     40,482,770

 Property and equipment, net of accumulated
    depreciation and amortization ...............      9,791,606      9,380,026
 Tradename ......................................      4,110,750      4,110,750
 Goodwill .......................................        450,000        450,000
 License rights .................................        229,250        259,875
 Due from related parties .......................        567,341        556,550
 Other assets ...................................      1,076,611      1,207,885
                                                    ------------   ------------
 Total assets ...................................   $ 55,060,820   $ 56,447,856
                                                    ============   ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Line of credit ..............................   $    598,682   $    614,506
    Accounts payable and accrued expenses .......      8,080,233      7,460,916
    Subordinated notes payable to related parties        664,971        664,971
    Current portion of capital lease obligations         915,069        859,799
    Current portion of notes payable ............        177,868        174,975
    Note payable ................................        800,000      1,400,000
                                                    ------------   ------------
      Total current liabilities .................     11,236,823     11,175,167

 Capital lease obligations, less current portion       1,203,855      1,220,969
 Notes payable, less current portion ............      1,402,289      1,447,855
 Secured convertible promissory notes ...........     12,416,513     12,408,623
                                                    ------------   ------------
      Total liabilities .........................     26,259,480     26,252,614
                                                    ------------   ------------

 Stockholders' equity:
    Preferred stock, Series A $0.001 par value;
      250,000 shares authorized, no shares issued
      or outstanding ............................           --             --
    Common stock, $0.001 par value, 30,000,000
      shares authorized; 18,241,045 shares issued
      and outstanding at March 31, 2005;
      18,171,301 at December 31, 2004 ...........         18,243         18,173
    Additional paid-in capital ..................     51,327,873     51,073,402
    Accumulated deficit .........................    (22,544,776)   (20,896,333)
                                                    ------------   ------------
 Total stockholders' equity .....................     28,801,340     30,195,242
                                                    ------------   ------------
 Total liabilities and stockholders' equity .....   $ 55,060,820   $ 56,447,856
                                                    ============   ============


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                      2005             2004
                                                  ------------     ------------

Net sales ....................................    $ 13,055,277     $ 10,160,298
Cost of goods sold ...........................       9,803,454        7,168,248
                                                  ------------     ------------
     Gross profit ............................       3,251,823        2,992,050

Selling expenses .............................         742,334          772,116
General and administrative expenses ..........       3,727,260        2,442,465
Restructuring charges ........................            --            414,675
                                                  ------------     ------------
     Total operating expenses ................       4,469,594        3,629,256

Loss from operations .........................      (1,217,771)        (637,206)
Interest expense, net ........................         268,655          186,719
                                                  ------------     ------------
Loss before income taxes .....................      (1,486,426)        (823,925)
Provision (benefit) for income taxes .........         162,017         (271,895)
                                                  ------------     ------------
     Net loss ................................    $ (1,648,443)    $   (552,030)
                                                  ============     ============
Less:  Preferred stock dividends .............            --             30,505
                                                  ------------     ------------
Net loss available to common shareholders ....    $ (1,648,443)    $   (582,535)
                                                  ============     ============

Basic loss per share .........................    $      (0.09)    $      (0.04)
                                                  ============     ============
Diluted loss per share .......................    $      (0.09)    $      (0.04)
                                                  ============     ============

Weighted average number of common
   shares outstanding:
     Basic ...................................      18,179,426       14,921,591
                                                  ============     ============
     Diluted .................................      18,179,426       14,921,591
                                                  ============     ============


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                               2005            2004
                                                           ------------    ------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
    Net loss ...........................................   $ (1,648,443)   $   (552,030)
Adjustments to reconcile net loss to net cash used
  by operating activities:
   Depreciation and amortization .......................        555,148         377,580
   Increase in allowance for doubtful accounts .........         74,941          75,000
   Stock issued for services ...........................           --            74,825
Changes in operating assets and liabilities:
      Receivables, including related party .............      1,351,809      (2,048,590)
      Inventories ......................................     (1,812,085)     (1,703,582)
      Other assets .....................................          1,581           3,162
      Prepaid expenses and other current assets ........       (504,565)        930,637
      Accounts payable and accrued expenses ............        468,930      (1,308,107)
      Income taxes payable .............................        139,596        (433,738)
                                                           ------------    ------------
Net cash used by operating activities ..................     (1,373,088)     (4,584,843)
                                                           ------------    ------------

Cash flows from investing activities:
    Acquisition of property and equipment ..............       (587,923)       (247,564)
                                                           ------------    ------------

Cash flows from financing activities:
    Repayment of bank line of credit, net ..............        (15,824)     (2,409,053)
    Proceeds from exercise of stock options and warrants        254,541         348,241
    Repayment of capital leases ........................       (232,441)       (143,420)
    Repayment of notes payable .........................       (642,673)       (300,000)
                                                           ------------    ------------
Net cash used by financing activities ..................       (636,397)     (2,504,232)
                                                           ------------    ------------

Net decrease in cash ...................................     (2,597,408)     (7,336,639)
Cash at beginning of period ............................      5,460,662      14,442,769
                                                           ------------    ------------
Cash at end of period ..................................   $  2,863,254    $  7,106,130
                                                           ============    ============

Supplemental  disclosures of cash flow information:
Cash received (paid) during the period for:
      Interest paid ....................................   $   (358,887)   $   (189,949)
      Income taxes paid ................................   $    (32,071)   $   (170,016)
      Interest received ................................   $     14,009    $       --
Non-cash financing activities:
    Capital lease obligation ...........................   $    270,597    $       --
    Preferred Series D stock converted to common stock .   $       --      $ 22,918,693
    Preferred Series C stock converted to common stock .   $       --      $  2,895,001
    Accrued dividends converted to common stock ........   $       --      $    458,707


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       PRESENTATION OF INTERIM INFORMATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of Tag-It Pacific, Inc. and Subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-K for the year ended December 31, 2004. The balance sheet as of December 31, 2004 has been derived from the audited financial statements as of that date but omits certain information and footnotes required for complete financial statements.

2.       EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                LOSS          SHARES       PER SHARE
                                             (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                             -----------    -----------   -----------
THREE MONTHS ENDED MARCH 31, 2005:
Basic loss per share:
Loss available to common stockholders        $(1,648,443)    18,179,426   $     (0.09)

Effect of Dilutive Securities:
Options .......................                     --             --            --
Warrants ......................                     --             --            --
                                             -----------    -----------   -----------
Loss available to common stockholders        $(1,648,443)    18,179,426   $     (0.09)
                                             ===========    ===========   ===========

THREE MONTHS ENDED MARCH 31, 2004:
Basic loss per share:
Loss available to common stockholders        $  (582,535)    14,921,591   $     (0.04)

Effect of Dilutive Securities:
Options .......................                     --             --            --
Warrants ......................                     --             --            --
                                             -----------    -----------   -----------
Loss available to common stockholders        $  (582,535)    14,921,591   $     (0.04)
                                             ===========    ===========   ===========

         Warrants to purchase 1,510,479 shares of common stock at between $3.50 and $5.06, options to purchase 1,872,000 shares of common stock at between $1.30 and $5.23 and convertible debt of $500,000 convertible at $4.50 per share were outstanding for the three months ended March 31, 2005, but were not included in the computation of diluted earnings per share because the effect of exercise or conversion would have an antidilutive effect on earnings per share.

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

3.       STOCK BASED COMPENSATION

         All stock options issued to employees had an exercise price not less than the fair market value of the Company's Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements for the three months ended March 31, 2005 and 2004. If compensation cost for stock-based compensation had been determined based on the fair market value of the stock options on their dates of grant in accordance with SFAS 123, the Company's net loss and loss per share for the three months ended March 31, 2005 and 2004 would have amounted to the pro forma amounts presented below:

                                                            Three Months Ended March 31,
                                                          --------------------------------
                                                              2005                 2004
                                                          ------------         -----------
Net loss, as reported..................................   $ (1,648,443)        $  (552,030)
Add:  Stock-based employee compensation expense
     included in reported net loss, net of related tax
     effects ..........................................             --                 --

Deduct:  Total stock-based employee compensation
     expense determined under fair value based method
     for all awards ...................................        (11,730)            (39,556)
                                                          ------------         -----------
Pro forma net loss.....................................   $ (1,660,173)        $  (591,586)
                                                          ============         ===========

Loss per share:
     Basic - as reported...............................   $      (0.09)        $     (0.04)
     Basic - pro forma.................................   $      (0.09)        $     (0.04)

     Diluted - as reported.............................   $      (0.09)        $     (0.04)
     Diluted - pro forma...............................   $      (0.09)        $     (0.04)

4.       GUARANTEES AND CONTINGENCIES

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

         The Company has filed suit against Pro-Fit Holdings Limited in the U.S. District Court for the Central District of California -- TAG-IT PACIFIC, INC. V. PRO-FIT HOLDINGS LIMITED, CV 04-2694 LGB (RCx) - based on various contractual and tort claims relating to the Company's exclusive license and intellectual property agreement, seeking declaratory relief, injunctive relief and damages. The agreement with Pro-Fit gives the Company exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. Pro-Fit filed an answer denying the material allegations of the complaint and filed a counterclaim alleging various contractual and tort claims seeking injunctive relief and damages. The Company filed a reply denying the material allegations of Pro-Fit's pleading. Pro-Fit has since purported to terminate the exclusive license and intellectual property agreement based on the same alleged breaches of the agreement that are the subject of the parties' existing litigation, as well as on an additional basis unsupported by fact. In February 2005, the Company amended its pleadings in the litigation to assert additional breaches by Pro-Fit of its obligations to the Company under the agreement and under certain additional letter agreements, and for a declaratory judgment that Pro-Fit's patent No. 5,987,721 is invalid and not infringed by the Company. Discovery in this case has commenced. There have been ongoing negotiations with Pro-Fit to attempt to resolve these disputes. The Company intends to proceed with the lawsuit if these negotiations are not concluded in a manner satisfactory to it. As we derive a significant amount of revenue from the sale of products incorporating the stretch waistband technology, our business, results of operations and financial condition could be materially adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

         The Company is subject to certain other legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

5.       NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company has evaluated the effects of the adoption of this pronouncement and has determined it will not have a material impact on the Company's financial statements.

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

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tag-It Pacific, Inc. for the three months ended March 31, 2005 and 2004. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

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

         We have entered into seven franchise agreements for the sale of TALON zippers. The agreements provide for minimum purchases of TALON zipper products to be received over the term of the agreements as follows:

Region                          Agreement Date              Term
----------------------          -----------------           ----------
Central Asia                    October 21, 2004            42 Months
South East Asia                 November 10, 2004           42 Months
Southern Hemisphere             December 21, 2004           66 Months
Asia                            December 28, 2004           42 Months
South East Asia                 January 7, 2005             42 Months
Middle East and Africa          February 19, 2005           42 Months
Central Asia                    March 31, 2005              39 Months
----------------------          -----------------           ----------

         During 2004, we set up a TALON manufacturing facility in Kings Mountain, North Carolina. This facility manufactures TALON zippers for use in the Western Hemisphere and will reduce our reliance on our current major zipper supplier. The facility began production in January 2005 and is expected to reach capacity in the third quarter of 2005.

         As described more fully elsewhere in this report, we are presently in litigation with Pro-Fit Holdings Limited relating to our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit's patented technology. We supply Levi with waistbands in reliance on our agreement with Pro-Fit. As we derive a significant amount of revenue from the sale of products incorporating the stretch waistband technology, our business, results of operations and financial condition could be materially adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us.
Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         o Inventory is evaluated on a continual basis and reserve adjustments are made based on management's estimate of future sales value, if any, of specific inventory items. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to the adjustments become known. A portion of our total inventories is subject to buyback arrangements with our customers. The buyback arrangements contain provisions related to the inventory we purchase and warehouse on behalf of our customers, and require that these customers purchase the inventories from us in accordance with the applicable buyback arrangements. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to purchase inventories, an additional adjustment may be required. These buyback arrangements are considered in management's estimate of future market value of inventories. See further discussion of inventory write-downs recorded in the fourth quarter of 2004 below.

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

2004  WRITE-OFF  OF ACCOUNTS  RECEIVABLE  AND  INVENTORIES  FROM A FORMER  MAJOR
CUSTOMER

         Following negotiations with United Apparel Ventures and its affiliate, Tarrant Apparel Group, a former major customer of ours, we determined that a significant portion of the obligations due from this customer, primarily related to accounts receivable and inventories, was uncollectable. As a result, we wrote-off a net of $4.3 million of obligations due from this customer, with a remaining receivable balance due from UAV of $4.5 million. Included in general and administrative expenses for the year ended December 31, 2004 are $4,289,436 of expenses related to the write-off of obligations due from UAV and Tarrant. UAV agreed to pay the $4.5 million receivable balance over an eight-month period beginning May 2005. There were no further charges as a result of this write-off in the first quarter of 2005.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, selected statements of operations data shown as a percentage of net sales:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                  -----------------------------
                                                     2005              2004
                                                  -----------       -----------
Net sales........................................      100.0 %           100.0 %
Cost of goods sold...............................       75.1              70.6
                                                  -----------       -----------
Gross profit.....................................       24.9              29.4
Selling expenses.................................        5.7               7.6
General and administrative expenses..............       28.5              24.0
Restructuring charges............................          -               4.1
                                                  -----------       -----------
Operating loss...................................       (9.3)%            (6.3)%
                                                  ===========       ===========

         The following table sets forth for the periods indicated revenues attributed to geographical regions based on the location of the customer as a percentage of net sales:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                  ------------------------------
                                                     2005              2004
                                                  -----------       -----------
         United States..........................         4.5 %             8.2 %
         Asia                                           32.9              20.3
         Mexico.................................        35.4              36.0
         Dominican Republic.....................        17.0              21.3
         Central and South America..............         9.1              14.0
         Other..................................         1.1               0.2
                                                  -----------       -----------
                                                       100.0 %           100.0 %
                                                  ===========       ===========

         Net sales increased approximately $2,895,000, or 28.5%, to $13,055,000 for the three months ended March 31, 2005 from $10,160,000 for the three months ended March 31, 2004. The increase in net sales was due primarily to an increase in sales from our TRIMNET programs related to major U.S. retailers in our Hong Kong and Mexico facilities and an increase in zipper sales under our TALON brand name in Asia. During the fourth quarter of 2003, we implemented a plan to restructure certain business operations, including the reduction of our reliance on two significant customers in Mexico and reported a decrease in net sales of approximately $4.2 million for the three months ended March 31, 2004 as compared to net sales of approximately $14.4 million for the three months ended March 31, 2003. We have been able to replace substantially all of the lost revenue from our Tlaxcala, Mexico operations during the quarter ended March 31, 2005 with new customers primarily in Mexico and Asia.

         Gross profit increased approximately $260,000, or 8.7%, to $3,252,000 for the three months ended March 31, 2005 from $2,992,000 for the three months ended March 31, 2004. Gross margin as a percentage of net sales decreased to approximately 24.9% for the three months ended March 31, 2005 as compared to 29.4% for the three months ended March 31, 2004. The decrease in gross profit as a percentage of net sales for the three months ended March 31, 2005 was due to overhead costs incurred in our new TALON manufacturing facility in North
Carolina. This facility began production in January 2005 and is expected to reach capacity in the third quarter of 2005. Gross profit was also adversely affected by credits we issued to a customer during the first quarter of 2005 for defective products received from Pro-Fit Holdings. The decrease in gross profit as a percentage of net sales for the quarter was also due to a change in our product mix.

         Selling expenses decreased approximately $30,000, or 3.9%, to $742,000 for the three months ended March 31, 2005 from $772,000 for the three months ended March 31, 2004. As a percentage of net sales, these expenses decreased to 5.7% for the three months ended March 31, 2005 compared to 7.6% for the three months ended March 31, 2004 since employee costs increased at a slower rate than sales. The decrease in selling expenses during the period was due primarily to a decrease in the royalty rate related to our exclusive license and intellectual property rights agreement with Pro-Fit Holdings Limited. We incurred royalties related to this agreement of approximately $97,000 for the three months ended March 31, 2005 compared to $115,000 for the three months ended March 31, 2004. We pay royalties of 6% on related sales of up to $10 million, 4% of related sales from $10-20 million and 3% on related sales in excess of $20 million.

         General and administrative expenses increased approximately $1,285,000, or 52.6%, to $3,727,000 for the three months ended March 31, 2005 from $2,442,000 for the three months ended March 31, 2004. The increase in general and administrative expenses was partially due to the hiring of additional employees related to the expansion of our Asian operations, including our TALON franchising strategy. Additional travel expenses associated with our Asian expansion were incurred during the current period. We also incurred additional legal costs related to our litigation with Pro-Fit Holdings Limited during the quarter. Unless this case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial. In the first quarter of 2004, we incurred additional restructuring charges of $414,675 related to the final residual costs associated with our restructuring plan implemented in the fourth quarter of 2003. This one-time charge was offset by a decrease in salaries and related benefits and other costs as a result of the implementation of our restructuring plan in the fourth quarter of 2003. As a percentage of net sales, these expenses increased to 28.5% for the three months ended March 31, 2005 compared to 24.0% for the three months ended March 31, 2004, due to the factors described above.

         Interest expense increased approximately $82,000, or 43.9%, to $269,000 for the three months ended March 31, 2005 from $187,000 for the three months ended March 31, 2004. The interest expense increase was primarily due to higher debt levels. Borrowings under our UPS Capital credit facility decreased during the period ended March 31, 2004 due to proceeds received from our private placement transactions in May and December 2003 in which we raised approximately $29 million from the sale of common and convertible preferred stock. In November 2004, we raised $12.5 million from the sale of 6% secured convertible notes payable.

         The provision for income taxes for the three months ended March 31, 2005 amounted to approximately $162,000 compared to an income tax benefit of $272,000 for the three months ended March 31, 2004. Income taxes increased for the three months ended March 31, 2005 due to taxes provided for earned income in our foreign subsidiary. Based on our net operating losses, there is not sufficient evidence to determine that it is more likely than not that we will be able to utilize our net operating loss carryforwards to offset future taxable income. As a result, we have not recorded a benefit for income taxes for the three months ended March 31, 2005.

         Net loss was approximately $1,648,000 for the three months ended March 31, 2005 as compared to $552,000 for the three months ended March 31, 2004, due primarily to an increase in general and administrative expenses and a decrease in gross profit, as discussed above.

         Preferred stock dividends amounted to $31,000 for the three months ended March 31, 2004. There were no dividends for the three months ended March 31, 2005. Preferred stock dividends represent earned dividends at 6% of the stated value per annum of the Series C convertible redeemable preferred stock. In February 2004, the holders of the Series C convertible redeemable preferred stock converted all 759,494 shares of the Series C Preferred Stock, plus $458,707 of accrued dividends, into 700,144 shares of our common stock. Net loss available to common shareholders amounted to $1,648,000 for the three months ended March 31, 2005 compared to $583,000 for the three months ended March 31, 2004. Basic and diluted loss per share were $0.09 and $0.04 for the three months ended March 31, 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES AND RELATED PARTY TRANSACTIONS

         Cash and cash equivalents decreased to $2,863,000 at March 31, 2005 from $5,461,000 at December 31, 2004. The decrease resulted from approximately $1,373,000 of cash used by operating activities, $588,000 of cash used in investing activities and $636,000 of cash used in financing activities.

         Net cash used in operating activities was approximately $1,373,000 and $4,585,000 for the three months ended March 31, 2005 and 2004. Cash used in operating activities for the three months ended March 31, 2005 resulted primarily from the net loss, increased inventories and prepaid expenses, offset by decreased accounts receivable. The increase in inventories during the period was due primarily to increased customer orders for future sales. The decrease in accounts receivable during the period was due primarily to increased customer collections. Cash used in operating activities for the three months ended March 31, 2004 resulted primarily from increased accounts receivable and inventories and decreased accounts payable and accrued expenses.

         Net cash used in investing activities was approximately $588,000 and $248,000 for the three months ended March 31, 2005 and 2004, respectively. Net cash used in investing activities for the three months ended March 31, 2005 consisted primarily of capital expenditures for TALON zipper equipment and leasehold improvements related to our new TALON manufacturing facility in North Carolina. Net cash used in investing activities for the three months ended March 31, 2004 consisted primarily of capital expenditures for computer equipment and the purchase of additional TALON zipper equipment.

         Net cash used in financing activities was approximately $636,000 and $2,504,000 for the three months ended March 31, 2005 and 2004, respectively. Net cash used in financing activities for the three months ended March 31, 2005 primarily reflects the repayment of capital lease obligations and notes payable, offset by funds raised from the exercise of stock options and warrants. Net cash used in financing activities for the three months ended March 31, 2004 primarily reflects the repayment of borrowings under our credit facility and subordinated notes payable, offset by funds raised from the exercise of stock options and warrants.

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

         At March 31, 2005, there were no outstanding borrowings under our UPS Capital credit facility which was terminated in November 2004. Amounts borrowed under our foreign factoring agreement as of March 31, 2005 amounted to approximately $599,000. At March 31, 2004, outstanding borrowings under our UPS Capital credit facility, including amounts borrowed under our foreign factoring agreement, amounted to approximately $4,686,000. Open letters of credit under our UPS Capital credit facility at March 31, 2004 amounted to $110,000. There were no open letters of credit under our UPS Capital credit facility at March 31, 2005.

         In 2005, we entered into a letter of credit facility with Wells Fargo Bank. This facility provides for letters of credit up to a maximum of $1.5 million, expires in November 2005 and is secured by cash on hand managed by Wells Fargo Bank. At March 31, 2005, outstanding letters of credit under the Wells Fargo facility amounted to approximately $614,000.

         Pursuant to the terms of a foreign factoring agreement under our UPS Capital credit facility, UPS Capital purchased our eligible accounts receivable and assumed the credit risk with respect to those foreign accounts for which UPS Capital had given its prior approval. If UPS Capital did not assume the credit risk for a receivable, the collection risk associated with the receivable remained with us. We paid a fixed commission rate and borrowed up to 85% of eligible accounts receivable under our credit facility. Included in due from factor as of March 31, 2004 are trade accounts receivable factored without recourse of approximately $60,000. Included in due from factor are outstanding advances due to UPS Capital under this factoring arrangement amounting to approximately $51,000 at March 31, 2004. There were no factored accounts receivable or advances from factor under the UPS credit facility as of March 31, 2005.

         Pursuant to the terms of a factoring agreement for our Hong Kong subsidiary, Tag-It Pacific Limited, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 80% of eligible accounts receivable. Interest is charged at 1.5% over the Hong Kong Dollar prime rate. As of March 31, 2005 and 2004, the amount factored with recourse and included in trade accounts receivable was approximately $1,326,000 and $375,000. Outstanding advances as of March 31, 2005 and 2004 amounted to approximately $599,000 and $164,000 and are included in the line of credit balance.

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

         Our trade receivables, net of allowance for doubtful accounts, decreased to $20,963,000 at March 31, 2005 from $21,227,000 at March 31, 2004.
The decrease in receivables was due to a net decrease in related party trade receivables of approximately $6.4 million resulting from decreased sales to related parties during the period and the write-off of outstanding accounts receivable obligations due from United Apparel Ventures and its affiliate, Tarrant Apparel Group, during the fourth quarter of 2004. Following negotiations with United Apparel Ventures and its affiliate, Tarrant Apparel Group, a former major customer of ours, we determined that a significant portion of the obligations due from this customer were uncollectable. This resulted in a write-off of $6.9 million of accounts receivable due from Tarrant and UAV in the fourth quarter of 2004 and a net receivable balance due from UAV of $4.5 million at December 31, 2004 and March 31, 2005. UAV agreed to pay the $4.5 million receivable balance over an eight-month period beginning May 2005. The decrease in related party receivables was offset by an increase in non-related party receivables of approximately $11.4 million, less an increase in the reserve for bad debts of $5.3 million, for a net increase of $6.1 million. This increase in non-related party receivables was due to increased sales to non-related party customers and slower collections, and an additional $6.7 million due to the inclusion of receivables that were previously classified as related party trade receivables. As a result of the sale of its ownership in our common stock, Azteca Production International is now considered a non-related party customer.

         Our net deferred tax asset at March 31, 2005 amounted to $1.0 million compared to $2.8 million at March 31, 2004. Our deferred tax asset valuation allowance increased to $9.9 million at March 31, 2005 from $1.8 million at March 31, 2004. The decrease in the net deferred tax asset resulted in a charge of $1.8 million against the provision for income taxes in the fourth quarter of 2004. At December 31, 2004, we had Federal and state net operating loss carryforwards of approximately $21.6 million and $12.9 million, respectively, available to offset future taxable income. Our net operating losses may be limited in future periods if the ownership of the Company changes by more than 50% within a three-year period. As of December 31, 2004, some of our net operating losses may be limited by the Section 382 rules. The amount of such limitations, if any, has not yet been determined.

         We have incurred significant legal fees in our litigation with Pro-Fit Holdings Limited. Unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         During the three months ended March 31, 2005, future minimum payments due under operating lease agreements increased by approximately $570,000. This increase was due to new lease agreements entered into by the Company related primarily to leased warehouse space.

         At March 31, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

         We had a supply agreement with Tarrant Apparel Group and had been supplying Tarrant with all of its trim requirements under our MANAGED TRIM SOLUTION(TM) system since 1998. Pricing and terms were consistent with competitive vendors. At the time we entered into this supply agreement, we sold 2,390,000 shares of our common stock to KG Investment, LLC, an entity then owned by Gerard Guez and Todd Kay, executive officers and significant shareholders of Tarrant Apparel Group. KG Investment, LLC subsequently transferred its shares to Gerard Guez and Todd Kay. As of April 18, 2005, Todd Kay owned 5.5% of our common stock or 1,003,500 shares. We terminated our supply relationship with Tarrant and, in December 2004, we wrote-off the remaining obligations due from Tarrant.

         Total sales to Tarrant and its affiliate, United Apparel Ventures, for the three months ended March 31, 2004 amounted to approximately $74,000. There were no sales to Tarrant or its affiliate for the three months ended March 31, 2005. As of March 31, 2004, accounts receivable related party included approximately $7,140,000 due from Tarrant and its affiliate. As of March 31, 2005, accounts receivable, related party included $4.5 million due from Tarrant's affiliate, Untied Apparel Ventures. United Apparel Ventures agreed to pay the $4.5 million receivable balance over a nine-month period beginning May 2005.

         As of March 31, 2005 and 2004, we had outstanding related-party debt of approximately $665,000 and $850,000, at interest rates ranging from 7% to 11%, and additional non-related-party debt of $25,200 at an interest rate of 10%. The majority of related-party debt is due on demand, with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We have evaluated the effects of the adoption of this pronouncement and have determined it will not have a material impact on our financial statements.

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

         The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the Act. In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. At this time, we have not undertaken an evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision and its potential benefit to us, if any. We intend to examine the issue and will provide updates in subsequent periods.

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

         We derive a significant amount of revenues from the sale of products incorporating the stretch waistband technology. Our business, results of operations and financial condition could be materially adversely affected if we are unable to conclude our present negotiations in a manner acceptable to us and ensuing litigation is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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

         INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS. As of April 18, 2005, our officers and directors and their affiliates beneficially owned approximately 15.0% of the outstanding shares of our common stock. The Dyne family, which includes Mark Dyne, Colin Dyne, Larry Dyne, Jonathan Burstein and the estate of Harold Dyne, beneficially owned approximately 17.8% of the outstanding shares of our common stock at April 18, 2005. As a result, our officers and directors and the Dyne family are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         All of our sales are denominated in United States dollars or the currency of the country in which our products originate. We are exposed to market risk for fluctuations in the foreign currency exchange rates for certain product purchases that are denominated in British Pounds. During 2004, we purchased forward exchange contracts for British Pounds to hedge the payments of product purchases. We intend to purchase additional contracts to hedge the British Pound exposure for future product purchases. There were no hedging contracts outstanding as of March 31, 2005. Currency fluctuations can increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in United States bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

         We are also exposed to the impact of interest rate changes on our outstanding borrowings. At March 31 2005, we had approximately $1.4 million of indebtedness subject to interest rate fluctuations. These fluctuations may increase our interest expense and decrease our cash flows from time to time. For example, based on average bank borrowings of $10 million during a three-month period, if the interest rate indices on which our bank borrowing rates are based were to increase 100 basis points in the three-month period, interest incurred would increase and cash flows would decrease by $25,000.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures, which we have designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure. In response to recent legislation and proposed regulations, we reviewed our internal control structure and our disclosure controls and procedures.

         In the course of conducting its audit of our financial statements for the fiscal year ended December 31, 2004, our independent auditors, BDO Seidman, LLP informed members of our senior management and the Audit Committee of our Board of Directors that they had discovered significant deficiencies in our internal control over financial reporting that alone and in the aggregate constituted a "material weakness," which is defined under standards established by the Public Company Accounting Oversight Board as a deficiency that could result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The deficiencies identified consisted of the following:

         o A deficiency related to the identification of and physical controls over approximately $1.0 million of our inventory located in a third party warehouse. We have taken steps, and will continue to take additional steps, to remedy this deficiency and believe that this deficiency was limited to the third party warehouse at which the inventory was located.

         o We recorded post-closing adjustments in our financial statements for the year ended December 31, 2004 related to the allowance for doubtful accounts and deferred tax asset, which were identified by BDO Seidman, LLP in connection with their audit of the financial statements, indicating a material weakness in our quarterly and annual financial statement closing process. In order to address this material weakness, we implemented additional review procedures over the selection and monitoring of appropriate assumptions and estimates affecting these accounting practices. There were no post-closing adjustments as of March 31, 2005, the end of the period covered by this report.

         Members of management, including the Company's Chief Executive Officer, Colin Dyne, and Chief Financial Officer, August DeLuca, have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005, the end of the period covered by this report. Based upon that evaluation, Mr. Dyne and Mr. DeLuca have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005. Management has identified the steps necessary to address the material weaknesses as described above, and has implemented remediation plans. We believe these corrective actions, taken as a whole, have mitigated the control deficiencies with respect to our preparation of this Quarterly Report and that these measures have been effective to ensure that the information required to be disclosed in this Quarterly Report has been recorded, processed, summarized and reported correctly.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no significant changes in our internal controls over financial reporting that occurred during the first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the changes we implemented as discussed above to address the material weaknesses.

                                     PART II
                                OTHER INFORMATION

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





Dated:   May 16, 2005                        TAG-IT PACIFIC, INC.

                                             /S/  AUGUST DELUCA
                                             -----------------------------------
                                             By:      August DeLuca
                                             Its:     Chief Financial Officer