Form 10-Q
period 2005-06-30
TAG IT PACIFIC INC
filed 2005-08-22
CIK 1047881

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

                  For the quarterly period ended June 30, 2005.

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 18,241,045 shares issued and outstanding as of August 22, 2005.


================================================================================

                              TAG-IT PACIFIC, INC.
                               INDEX TO FORM 10-Q



PART I   FINANCIAL INFORMATION                                             PAGE
                                                                           ----

Item 1.  Consolidated Financial Statements. (unaudited)........................3

         Consolidated Balance Sheets as of June 30, 2005
         and December 31, 2004.................................................3

         Consolidated Statements of Operations for the Three and Six
         Months Ended June 30, 2005 and 2004...................................4

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2005 and 2004...............................5

         Notes to the Consolidated Financial Statements........................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........27

Item 4.  Controls and Procedures..............................................28

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................29

Item 4.  Submission of Matters to a Vote of Security Holders..................29

Item 6.  Exhibits.............................................................30

             CAUTIONARY LEGEND REGARDING FORWARD-LOOKING STATEMENTS

         Some of the information in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. These forward-looking statements are subject to various risks and uncertainties. The forward-looking statements include, without limitation, statements regarding our future business plans and strategies and our future financial position or results of operations, as well as other statements that are not historical. You can find many of these statements by looking for words like "will", "may", "believes", "expects", "anticipates", "plans" and "estimates" and for similar expressions. Because forward-looking statements involve risks and uncertainties, there are many factors that could cause the actual results to differ materially from those expressed or implied. These include, but are not limited to, economic conditions. This Quarterly Report on Form 10-Q contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of Tag-It Pacific's forward-looking statements and such statements and discussions are incorporated herein by reference. Any subsequent written or oral forward-looking statements made by us or any person acting on our behalf are qualified in their entirety by the cautionary statements and factors contained or referred to in this section. We do not intend or undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this document or the date on which any subsequent forward-looking statement is made or to reflect the occurrence of unanticipated events.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.
                              TAG-IT PACIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                     June 30,      December 31,
                                                       2005           2004
                                                   ------------    ------------
                     Assets
 Current Assets:
    Cash and cash equivalents ..................   $  2,962,082    $  5,460,662
    Trade accounts receivable, net .............     13,352,574      17,890,044
    Trade accounts receivable, related party ...      3,375,000       4,500,000
    Inventories, net ...........................     11,948,779       9,305,819
    Prepaid expenses and other current assets ..      2,064,950       2,326,245
    Deferred income taxes ......................           --         1,000,000
                                                   ------------    ------------
      Total current assets .....................     33,703,385      40,482,770

 Property, plant & equipment, net of accumulated
    depreciation and amortization ..............      9,988,844       9,380,026
 Tradename .....................................      4,110,751       4,110,750
 Goodwill ......................................        450,000         450,000
 License rights ................................        198,625         259,875
 Due from related parties ......................        578,406         556,550
 Other assets ..................................      1,012,947       1,207,885
                                                   ------------    ------------
 Total assets ..................................   $ 50,042,958    $ 56,447,856
                                                   ============    ============

Liabilities and Stockholders' Equity
   Current Liabilities:

    Line of credit .............................   $  1,001,309    $    614,506
    Accounts payable and accrued expenses ......     14,780,039       7,460,916
    Demand notes payable to related parties ....        664,971         664,971
    Current portion of capital lease obligations        844,231         859,799
    Current portion of notes payable ...........        180,809         174,975
    Note payable ...............................        200,000       1,400,000
                                                   ------------    ------------
      Total current liabilities ................     17,671,359      11,175,167

 Capital lease obligations, less current portion      1,049,982       1,220,969
 Notes payable, less current portion ...........      1,355,969       1,447,855
 Secured convertible promissory notes ..........     12,424,491      12,408,623
                                                   ------------    ------------
      Total liabilities ........................     32,501,801      26,252,614
                                                   ------------    ------------

 Guarantees and Contingencies (Note 4)

 Stockholders' equity:
    Preferred stock, Series A $0.001 par value;
      250,000 shares authorized,
      no shares issued or outstanding ..........           --              --
    Common stock, $0.001 par value, 30,000,000
      shares authorized; 18,241,045 shares
      issued and outstanding at June 30, 2005;
      18,171,301 at December 31, 2004 ..........         18,243          18,173
    Additional paid-in capital .................     51,327,873      51,073,402
    Accumulated deficit ........................    (33,804,959)    (20,896,333)
                                                   ------------    ------------
 Total stockholders' equity ....................     17,541,157      30,195,242
                                                   ------------    ------------
 Total liabilities and stockholders' equity ....   $ 50,042,958    $ 56,447,856
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                        ----------------------------   ----------------------------
                                                            2005           2004            2005            2004
                                                        ------------    ------------   ------------    ------------
Net sales ...........................................   $ 18,473,236    $ 14,923,121   $ 31,528,513    $ 25,083,419
Cost of goods sold ..................................     16,500,664      11,030,867     26,304,118      18,199,115
                                                        ------------    ------------   ------------    ------------
   Gross profit .....................................      1,972,572       3,892,254      5,224,395       6,884,304

Selling expenses ....................................        655,295         702,482      1,397,629       1,474,598
General and administrative expenses .................     11,008,446       2,791,209     14,735,706       5,648,349
                                                        ------------    ------------   ------------    ------------
   Total operating expenses .........................     11,663,741       3,493,691     16,133,335       7,122,947

(Loss) income from operations .......................     (9,691,169)        398,563    (10,908,940)       (238,643)
Interest expense, net ...............................        268,021         144,355        536,676         331,074
                                                        ------------    ------------   ------------    ------------
(Loss) income before income taxes ...................     (9,959,190)        254,208    (11,445,616)       (569,717)
Provision (benefit) for income taxes ................      1,300,996          83,889      1,463,013        (188,007)
                                                        ------------    ------------   ------------    ------------
   Net (loss) income ................................   $(11,260,186)   $    170,319   $(12,908,629)   $   (381,710)
                                                        ============    ============   ============    ============
Less:  Preferred stock dividends ....................           --              --             --            30,505
                                                        ------------    ------------   ------------    ------------
Net (loss) income to common shareholders ............   $(11,260,186)   $    170,319   $(12,908,629)   $   (412,215)
                                                        ============    ============   ============    ============

Basic (loss) earnings per share .....................   $      (0.62)   $       0.01   $      (0.71)   $      (0.02)
                                                        ============    ============   ============    ============
Diluted (loss) earnings per share ...................   $      (0.62)   $       0.01   $      (0.71)   $      (0.02)
                                                        ============    ============   ============    ============

Weighted average number of common shares outstanding:
   Basic ............................................     18,241,045      18,061,778     18,210,406      16,491,684
                                                        ============    ============   ============    ============
   Diluted ..........................................     18,241,045      18,779,239     18,210,406      16,491,684
                                                        ============    ============   ============    ============

          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Six months Ended June 30,
                                                           ----------------------------
                                                               2005            2004
                                                           ------------    ------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
    Net loss ...........................................   $(12,908,629)   $   (381,710)
Adjustments to reconcile net loss to net cash used
  by operating activities:
   Depreciation and amortization .......................      1,127,169         730,153
   Increase in allowance for doubtful accounts .........      6,120,691         147,282
    Increase in deferred tax asset valuation allowance .      1,000,000            --
    Increase in inventory valuation reserve ............      1,550,000            --
   Common stock issued for services ....................           --            74,825
Changes in operating assets and liabilities:
      Receivables, including related parties ...........       (458,222)     (6,777,637)
      Inventories ......................................     (4,192,959)     (1,907,176)
      Other assets .....................................         (4,445)       (236,854)
      Prepaid expenses and other current assets ........        321,295         929,415
      Accounts payable and accrued expenses ............      7,182,615         739,019
      Income taxes payable .............................        114,651        (434,901)
                                                           ------------    ------------
Net cash used in operating activities ..................       (147,834)     (7,117,584)
                                                           ------------    ------------

Cash flows from investing activities:
    Acquisition of property and equipment ..............     (1,248,886)       (337,082)
                                                           ------------    ------------

Cash flows from financing activities:
    Proceeds (repayment) of bank line of credit, net ...        386,803      (1,160,152)
    Proceeds from exercise of stock options and warrants        254,541         424,801
    Repayment of capital leases ........................       (457,152)       (299,377)
    Repayment of notes payable .........................     (1,286,052)       (600,000)
                                                           ------------    ------------
Net cash used in financing activities ..................     (1,101,860)     (1,634,728)
                                                           ------------    ------------

Net decrease in cash ...................................     (2,498,580)     (9,089,394)
Cash at beginning of period ............................      5,460,662      14,442,769
                                                           ------------    ------------
Cash at end of period ..................................   $  2,962,082    $  5,353,375
                                                           ============    ============

Supplemental disclosures of cash flow information:
    Cash received (paid) during the period for:
      Interest paid ....................................   $   (655,032)   $   (324,292)
      Income taxes paid ................................   $    (47,560)   $   (255,067)
      Income taxes received ............................   $     29,734    $       --
Non-cash financing activities:
    Preferred Series D stock converted to common stock .   $       --      $ 22,918,693
    Preferred Series C stock converted to common stock .   $       --      $  2,895,001
    Accrued dividends converted to common stock ........   $       --      $    458,707
    Capital lease obligation ...........................   $    270,597    $    249,418


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

2.       EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computations:

THREE MONTHS ENDED JUNE 30, 2005:         (LOSS) INCOME          SHARES          PER SHARE
                                           ------------       ------------      ------------
Basic loss per share:
Loss available to common stockholders .    $(11,260,186)        18,241,045      $      (0.62)

Effect of Dilutive Securities:
Options ...............................            --                 --                --
Warrants ..............................            --                 --                --
                                           ------------       ------------      ------------
Loss available to common stockholders .    $(11,260,186)        18,241,045      $      (0.62)
                                           ============       ============      ============

THREE MONTHS ENDED JUNE 30, 2004:
Basic earnings per share:
Income available to common stockholders    $    170,319         18,061,778      $       0.01

Effect of Dilutive Securities:
Options ...............................            --              584,415              --
Warrants ..............................            --              133,046              --
                                           ------------       ------------      ------------
Income available to common stockholders    $    170,319         18,779,239      $       0.01
                                           ============       ============      ============

SIX MONTHS ENDED JUNE 30, 2005:           (LOSS) INCOME          SHARES          PER SHARE
                                           ------------       ------------      ------------
Basic loss per share:
Loss available to common stockholders      $(12,908,629)        18,210,406      $      (0.71)

Effect of Dilutive Securities:
Options .............................              --                 --                --
Warrants ............................              --                 --                --
                                           ------------       ------------      ------------
Loss available to common stockholders      $(12,908,629)        18,210,406      $      (0.71)
                                           ============       ============      ============

SIX MONTHS ENDED JUNE 30, 2004:
Basic loss per share:
Loss available to common stockholders      $   (412,215)        16,491,684      $      (0.02)

Effect of Dilutive Securities:
Options .............................              --                 --                --
Warrants ............................              --                 --                --
                                           ------------       ------------      ------------
Loss available to common stockholders      $   (412,215)        16,491,684      $      (0.02)
                                           ============       ============      ============


         Warrants to purchase 1,510,479 shares of common stock at between $3.50 and $5.06, options to purchase 1,942,000 shares of common stock at between $1.30 and $5.23, convertible debt of $500,000 convertible at $4.50 per share and convertible debt of $12.5 million convertible at $3.65 per share were outstanding for the three and six months ended June 30, 2005, but were not included in the computation of diluted earnings per share because exercise or conversion would have an antidilutive effect on earnings per share.


         Convertible debt of $500,000, convertible at $4.50 per common share, was outstanding for the three months ended June 30, 2004, but was not included in the computation of diluted earnings per share because the effect of conversion would have an antidilutive effect on earnings per share.


         Warrants to purchase 426,666 shares of common stock at between $4.57 and $5.06, options to purchase 105,000 shares of common stock at $4.63, convertible debt of $500,000 convertible at $4.50 per share and 759,494 shares of preferred Series C stock convertible at $4.94 per share were outstanding for the three months ended June 30, 2004, but were not included in the computation of diluted earnings per share because exercise or conversion would have an antidilutive effect on earnings per share.

3.       STOCK BASED COMPENSATION

         All stock options issued to employees had an exercise price not less than the fair market value of the Company's Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements for the three and six months ended June 30, 2005 and 2004. If compensation cost for stock-based compensation had been determined based on the fair market value of the stock options on their dates of grant in accordance with SFAS 123, the Company's net income (loss) and earnings (loss) per share for the three and six months ended June 30, 2005 and 2004 would have amounted to the pro forma amounts presented below:

                                                             Three Months                   Six Months
                                                             Ended June 30,                Ended June 30,
                                                    -----------------------------  ------------------------------
                                                        2005             2004          2005             2004
                                                    -------------     -----------  -------------    -------------
Net (loss) income, as reported .................   $  (11,260,186)   $      170,319    $  (12,908,629)   $     (381,710)
Add:  Stock-based employee compensation expense
     included in reported net income, net of
     related tax effects .......................             --                --                --                --

Deduct:  Total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax
     effects ...................................          (65,332)           (5,224)          (77,062)          (44,780)
                                                   --------------    --------------    --------------    --------------


Pro forma net (loss) income ....................   $  (11,325,518)   $      165,095    $  (12,985,691)   $     (426,490)
                                                   ==============    ==============    ==============    ==============

Earnings per share:
       Basic - as reported .....................   $        (0.62)   $         0.01    $        (0.71)   $        (0.02)
       Basic - pro forma .......................   $        (0.62)   $         0.01    $        (0.71)   $        (0.03)
       Diluted - as reported ...................   $        (0.62)   $         0.01    $        (0.71)   $        (0.02)
       Diluted - pro forma .....................   $        (0.62)   $         0.01    $        (0.71)   $        (0.03)

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

         The Company has filed suit against Pro-Fit Holdings Limited in the U.S. District Court for the Central District of California -- TAG-IT PACIFIC, INC. V. PRO-FIT HOLDINGS LIMITED, CV 04-2694 LGB (RCx) - based on various contractual and tort claims relating to the Company's exclusive license and intellectual property agreement, seeking declaratory relief, injunctive relief and damages. The agreement with Pro-Fit gives the Company exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. Pro-Fit filed an answer denying the material allegations of the complaint and filed a counterclaim alleging various contractual and tort claims seeking injunctive relief and damages. The Company filed a reply denying the material allegations of Pro-Fit's pleading. Pro-Fit has since purported to terminate the exclusive license and intellectual property agreement based on the same alleged breaches of the agreement that are the subject of the parties' existing litigation, as well as on an additional basis unsupported by fact. In February 2005, the Company amended its pleadings in the litigation to assert additional breaches by Pro-Fit of its obligations to the Company under the agreement and under certain additional letter agreements, and for a declaratory judgment that Pro-Fit's patent No. 5,987,721 is invalid and not infringed by the Company. Thereafter, Pro-Fit filed an amended answer and counterclaim denying the material allegations of the amended complaint and alleging various contractual and tort claims seeking injunctive relief and damages. Pro-Fit further asserted that the Company infringed its United States Patent Nos. 5,987,721 and 6,566,285. The Company filed a reply denying the substantive allegations of the reply. At the Company's request, the Court bifurcated the contract issues for trial to commence on January 10, 2006. The remaining issues will be tried at a later date. Fact discovery has been completed and expert discovery is ongoing. As we derive a significant amount of revenue from the sale of products incorporating the stretch waistband technology, our business, results of operations and financial condition could be materially adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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

         In March, 2005, the Securities and Exchange Commission's ("SEC") Office of the Chief Accountant and its Division of Corporation Finance released Financial Accounting Bulletin No. 107, "Share-Based Payment" (SAB 107). SAB 107 provides interpretive guidance related to the interaction between Statement of Financial Accounting Standard No. 123R "Shared Based Payment" (SFAS 123R) and certain SEC rules and regulations. SAB 107 provides the staff's views regarding the valuation of shared-based payment arrangements for public companies and stresses the importance of including appropriate disclosures within SEC filings, particularly during the transition to SFAS 123R.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes" ("APB 20") and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements for voluntary changes in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the accounting change, if any, in a future period.

6.       SUBSEQUENT EVENT - RESTRUCTURING

         In August 2005 the Company's Board of Directors adopted a restructuring plan. The plan includes restructuring the Company's global operations by eliminating redundancies in its Hong Kong operation, reducing the functions performed at its Mexico facilities, converting its Guatemala facility from a manufacturing site to a distributor, and closing its North Carolina manufacturing facility. The Company also intends to focus its sales efforts on higher margin products, which may result in lower net sales over the next twelve months. Upon completion of this restructuring, the Company will operate with fewer employees and significantly reduce associated operating and manufacturing expenses. As a result of the restructuring, the Company expects to record a restructuring charge during the third quarter of 2005 of between $4 and $5 million. This plan is expected to be completed in December 2005.

7.       SIGNIFICANT ADJUSTMENTS

         The Company evaluated its accounts receivable, inventory, accounts payable, certain other assets and its net deferred tax asset and recorded the following significant adjustments during the three months ended June 30, 2005:

         o Increased allowance for doubtful accounts by $6,381,000 based upon management's estimate of the collectibility of accounts receivable related to two customers;

         o Increased inventory obsolescence reserve by $1,550,000 based upon management's estimate of the net realizable value of certain inventories;

         o Recorded additional reserves of $1,523,000 to primarily reflect an increase in legal accruals, charges related to the Company's Pro-Fit litigation and a reduction in certain assets; and

         o Reduced the carrying value of the Company's net deferred tax asset to zero from $1,000,000 at December 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read together with the Consolidated Financial Statements of Tag-It Pacific, Inc. and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-Q.

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tag-It Pacific, Inc. for the three months and six months ended June 30, 2005 and 2004. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

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

         We have received purchase orders from two franchisees and minimum royalty payments from three franchisees. We continue to work with our existing franchisees to help them develop and grow their businesses. In keeping with this strategy of maintaining a strong, committed franchise base, we recently terminated one franchisee who was not meeting the terms of the franchise agreement. We are continuing our efforts to sign agreements with new franchisees and expand our global coverage.

          We currently have five TALON franchisees located in the following regions:

                                Agreement
Region                          Date  *                     Term
-----------------------         ---------------             ---------

South East Asia                 March 1, 2005               42 Months
Asia                            March 1 , 2005              42 Months
South East Asia                 July 1, 2005                42 Months
Middle East and Africa          June 30, 2005               42 Months
Central Asia                    March 31, 2005              39 Months
----------
         * Certain dates previously reported have changed to reflect revised agreements.

         As described more fully elsewhere in this report, we remain in litigation with Pro-Fit Holdings Limited relating to our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit's patented technology. We supply Levi with waistbands in reliance on our agreement with Pro-Fit. As we derive a significant amount of revenue from the sale of products incorporating the stretch waistband technology, our business, results of operations and financial condition could be materially adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

RESTRUCTURING

         In an effort to better align our organizational and cost structures with our future growth opportunities, in August 2005 our Board of Directors adopted a restructuring plan for our company that we expect will be completed in December 2005. The plan includes restructuring our global operations by eliminating redundancies in our Hong Kong operation, reducing the functions performed at our Mexico facilities, converting our Guatemala facility from a manufacturing site to a distributor, and closing our North Carolina manufacturing facility. Upon completion of this restructuring, we will operate with fewer employees and significantly reduce associated operating and manufacturing expenses. As a result of the restructuring, we expect to record a restructuring charge during the third quarter of 2005 of between $4 and $5 million.

         As a result of the restructuring, we expect to reduce our current operating costs by approximately 25% to 30%, or $5 to $6 million, on an annualized basis. We also intend to focus our sales efforts on higher margin products, which may result in lower net sales over the next twelve months. However, by focusing on higher margin products and eliminating overhead costs from costs of goods sold, we believe our overall profits margins will improve. Higher gross profit, combined with a decrease in general and administrative costs, should improve our operating results and cash flows. The restructuring also is expected to reduce the amount of capital invested in facilities and equipment, which will reduce our capital requirements.

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

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         o Inventory is evaluated on a continual basis and reserve adjustments are made based on management's estimate of future sales value, if any, of specific inventory items. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to the adjustments become known. A portion of our total inventories is subject to buyback arrangements with our customers. The buyback arrangements contain provisions related to the inventory we purchase and warehouse on behalf of our customers, and require that these customers purchase the inventories from us in accordance with the applicable buyback arrangements. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to purchase inventories, an additional adjustment may be required. These buyback arrangements are considered in management's estimate of future market value of inventories. See further discussion below of reserve for inventory obsolescence recorded in the second quarter of 2005.

         o Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectibility of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. See further discussion below of allowance for doubtful accounts recorded in the second quarter of 2005.

         o We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine that we may not realize all or part of our deferred tax assets in the future, we will make an adjustment to the carrying value of the deferred tax asset, which would be reflected as an income tax expense. Conversely, if we determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would be required to reverse the valuation allowance, which would be reflected as an income tax benefit. As discussed below, during the second quarter of 2005 we reduced the carrying value of our net deferred tax asset by an additional $1,000,000, reducing the asset to zero at June 30, 2005.

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

SIGNIFICANT SECOND QUARTER ADJUSTMENTS

         During the second quarter of 2005, we evaluated our accounts receivable, inventory, certain other assets and our net deferred tax asset and recorded the following significant adjustments, resulting in a total charge against earnings of $9,454,000 and an increase in our provision for income taxes of $1,000,000.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. Our allowance for doubtful accounts as of June 30, 2005 includes a reserve of $6,381,000 recorded in the second quarter of 2005 based upon management's estimate of the collectibility of accounts receivable related to two customers. This increase in the reserve increased our general and administrative expenses by $6,381,000.

         RESERVE FOR INVENTORY OBSOLESCENCE. In the second quarter of 2005, we recorded an additional reserve for inventory obsolescence totaling $1,550,000 based upon management's estimate of the net realizable value of certain inventories. This increase in the reserve increased our cost of goods sold by $1,550,000.

         MISCELLANEOUS ADJUSTMENTS. In the second quarter of 2005, we recorded additional reserves of $1,523,000 to primarily reflect an increase in our legal accruals, charges related to our Pro-Fit litigation and a reduction in certain assets. These charges are reflected in cost of goods sold and general and administrative expenses.

         NET DEFERRED TAX ASSET. During the first six months of 2005, we incurred additional net operating losses and therefore increased our valuation allowance to $9,900,000 from $8,900,000 which reduced the carrying value of our net deferred tax asset to zero from $1,000,000 at December 31, 2004. The increase in the valuation allowance resulted in a charge of $1,000,000 against the provision for income taxes in the second quarter of 2005.

         BALANCE SHEET ADJUSTMENT. During 2004, we segregated inventory in anticipation of returning it to a vendor for modification. This resulted in a reduction in inventory and accounts payable of approximately $2,655,000. In the second quarter of 2005, since the vendor was unable to process this inventory in a timely manner, we reversed this transaction resulting in an increase in inventory and accounts payable. The inventory was recorded at its estimated realizable value requiring additional reserves of $1,200,000 which are included in RESERVE FOR INVENTORY OBSOLESCENCE above.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of operations data shown as a percentage of net sales:

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    JUNE 30,                      JUNE 30,
                                            -------------------------     ------------------------
                                              2005           2004           2005           2004
                                            ---------      ----------     ----------     ---------
Net sales..............................        100.0 %         100.0 %        100.0 %       100.0 %
Cost of goods sold.....................         89.3            73.9           83.4          72.6
                                            ---------      ----------     ----------     ---------
Gross profit...........................         10.7            26.1           16.6          27.4
Selling expenses.......................          3.5             4.7            4.4           5.9
General and administrative expenses....         59.7            18.7           46.8          22.5
                                            ---------      ----------     ----------     ---------
Operating (loss) income ...............        (52.5)%           2.7 %        (34.6)%        (1.0)%
                                            =========      ==========     ==========     =========

         The following table sets forth, for the periods indicated revenues as a percentage of total sales attributed to geographical regions based on the location of the customer:

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    JUNE 30,                       JUNE 30,
                                            -------------------------     ------------------------
                                              2005           2004           2005           2004
                                            ---------      ----------     ----------     ---------
United States..........................         13.7 %           7.7 %          9.9 %         8.2 %
Asia                                            32.7            24.3           32.8          24.1
Mexico.................................         39.4            39.1           37.7          37.1
Dominican Republic.....................          9.1            19.7           12.4          19.7
Central and South America..............          4.1             8.7            6.2          10.5
Other..................................          1.0             0.5            1.0           0.4
                                            ---------      ----------     ----------     ---------
                                               100.0 %         100.0 %        100.0 %       100.0 %
                                            =========      ==========     ==========     =========

         Net sales increased approximately $3,550,000, or 23.8%, to $18,473,000 for the three months ended June 30, 2005 from $14,923,000 for the three months ended June 30, 2004. The increase in net sales for the three months ended June 30, 2005 was due primarily to an increase in sales from our TRIMNET programs related to major U.S. retailers and an increase in zipper sales under our TALON brand name in Asia.

         Net sales increased approximately $6,446,000, or 25.7%, to $31,529,000 for the six months ended June 30, 2005 from $25,083,000 for the six months ended June 30, 2004. The increase in net sales for the six months ended June 30, 2005 was due primarily to an increase in sales from our TRIMNET programs related to major U.S. retailers and an increase in zipper sales under our TALON brand name in Asia. During the fourth quarter of 2003, we implemented a plan to restructure certain business operations, including the reduction of our reliance on two significant customers in Mexico and reported a decrease in net sales of approximately $10.0 million for the six month period ended June 30, 2004 as compared to the six month period ended June 30, 2003. We have been able to replace substantially all of the lost revenue from our Tlaxcala, Mexico facility with new customers primarily in Mexico and Asia.

         Gross profit decreased approximately $1,920,000, or 49.3% to $1,972,000 for the three months ended June 30, 2005 from $3,892,000 for the three months ended June 30, 2004. Gross profit as a percentage of net sales decreased to approximately 10.7% for the three months ended June 30, 2005 as compared to 26.1% for the three months ended June 30, 2004. The decrease in gross profit as a percentage of net sales for the three months ended June 30, 2005 was due to an increase in our inventory obsolescence reserve of $1,550,000, additional charges associated with unrealized charge backs to vendors and customers and unabsorbed overhead costs incurred in our new TALON manufacturing facility in North Carolina.

         Gross profit decreased approximately $1,660,000, or 24.1% to $5,224,000 for the six months ended June 30, 2005 from $6,884,000 for the six months ended June 30, 2004. Gross profit as a percentage of net sales decreased to approximately 16.6% for the six months ended June 30, 2005 as compared to 27.4% for the six months ended June 30, 2004. The decrease in gross profit as a percentage of net sales for the six months ended June 30, 2005 was due primarily to the various charges discussed above. Also, gross profit was adversely affected by credits we issued to a customer during the first quarter of 2005 for defective products received from Pro-Fit Holdings.

         Selling expenses decreased approximately $47,000 as a result of cost containment efforts to $655,000 for the three months ended June 30, 2005 from $702,000 for the three months ended June 30,

2004. Selling expense as a percentage of net sales decreased to 3.5% for the three months ended June 30, 2005 as compared to 4.7% for the three months ended June 30, 2004. For the six month period ended June 30, 2005, selling expenses decreased approximately $77,000 to $1,398,000 from $1,475,000 for the six months ended June 30, 2004 since employee costs increased at a slower rate than sales. Selling expense as a percentage of net sales decreased to 4.4% for the six months ended June 30, 2005 as compared to 5.9% for the six months ended June 30, 2004.

         General and administrative expenses increased approximately $8,217,000 to $11,008,000 for the three months ended June 30, 2005 from $2,791,000 for the three months ended June 30, 2004. The increase in general and administrative expenses was due primarily to an increase of $6,381,000 in the reserve for doubtful accounts recorded in the second quarter, the hiring of additional employees for the expansion of our Asian operation and additional legal costs related to our litigation with Pro-Fit Holdings Limited. Unless this case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

         General and administrative expenses increased approximately $9,088,000 to $14,736,000 for the six months ended June 30, 2005 from $5,648,000 for the six months ended June 30, 2004 due to the same factors discussed above.

         Net interest expense increased approximately $124,000, or 86.1%, to $268,000 for the three months ended June 30, 2005 from $144,000 for the three months ended June 30, 2004. The interest expense increase was primarily due to higher debt levels. Borrowings under our UPS Capital credit facility decreased during the period ended June 30, 2004 due to proceeds received from our private placement transactions in May and December 2003 in which we raised approximately $29 million from the sale of common and convertible preferred stock. In November 2004, we raised $12.5 million from the sale of 6% secured convertible notes payable.

         Net interest expense increased approximately $206,000, or 62.2%, to $537,000 for the six months ended June 30, 2005 from $331,000 for the six months ended June 30, 2004. Borrowings under our UPS Capital credit facility decreased during the period ended June 30, 2004 due to proceeds received from our private placement transactions in May and December 2003 in which we raised approximately $29 million from the sale of common and convertible preferred stock. In November 2004, we raised $12.5 million from the sale of 6% secured convertible notes payable.

         The provision for income taxes for the three months ended June 30, 2005 amounted to approximately $1,301,000 compared to $84,000 for the three months ended June 30, 2004. The provision for income taxes increased for the three months ended June 30, 2005 primarily due to an increase in our deferred tax asset valuation allowance and to taxes provided for earned income in our foreign subsidiary. Based on our net operating losses, there is not sufficient evidence to determine that it is more likely than not that we will be able to utilize our net operating loss carry forwards to offset future taxable income.

         The provision for income taxes for the six months ended June 30, 2005 amounted to approximately $1,463,000 compared to an income tax benefit of $188,000 for the six months ended June 30, 2004. Income taxes increased for the six months ended June 30, 2005 due to an increase in our deferred tax asset valuation allowance and to taxes provided for earned income in our foreign subsidiary. Based on our net operating losses, there is not sufficient evidence to determine that it is more likely than not that we will be able to utilize our net operating loss carry forwards to offset future taxable income.

         Net loss was approximately $11,260,000 for the three months ended June 30, 2005 as compared to net income of $170,000 for the three months ended June 30, 2004. Net loss was approximately

$12,909,000 for the six months ended June 30, 2005 as compared to a net loss of $382,000 for the six months ended June 30, 2004.

         Preferred stock dividends amounted to $31,000 for the six months ended June 30, 2004. There were no preferred stock dividends for the six months ended June 30, 2005. Preferred stock dividends represent earned dividends at 6% of the stated value per annum of the Series C convertible redeemable preferred stock. In February 2004, the holders of the Series C convertible redeemable preferred stock converted all 759,494 shares of the Series C Preferred Stock, plus $458,707 of accrued dividends, into 700,144 shares of our common stock. Net loss available to common shareholders amounted to $12,909,000 for the six months ended June 30, 2005 compared to $412,000 for the six months ended June 30, 2004. Basic and diluted loss per share was $0.71 for the six months ended June 30, 2005 and $0.02 for the six months ended June 30, 2004. Net loss available to common shareholders was $11,260,000 for the three months ended June 30, 2005 compared to net income available to common shareholders of $170,000 for the three months ended June 30, 2004. Basic and diluted earnings (loss) per share was ($0.62) for the three months ended June 30, 2005 compared to $0.01 for the three months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased to $2,962,000 at June 30, 2005 from $5,461,000 at December 31, 2004. The decrease resulted from approximately $148,000 of cash used by operating activities, $1,249,000 of cash used in investing activities and $1,102,000 of cash used in financing activities.

         Net cash used in operating activities was approximately $148,000 for the six months ended June 30, 2005 and approximately $7,118,000 for the six months ended June 30, 2004. Cash used in operating activities for the six months ended June 30, 2005 resulted primarily from the net loss and increased inventories and accounts receivable before the increase in allowance for doubtful accounts of $6,121,000, partially offset by increased accounts payables and accrued expenses. The increase in accounts receivable during the period was due primarily to increased sales. Cash used in operating activities for the six months ended June 30, 2004 resulted primarily from increased accounts receivable and inventories.

         Net cash used in investing activities was approximately $1,249,000 and $337,000 for the six months ended June 30, 2005 and 2004, respectively. Net cash used in investing activities for the six months ended June 30, 2005 consisted primarily of capital expenditures for TALON zipper equipment and leasehold improvements related to our new TALON manufacturing facility in North Carolina. Net cash used in investing activities for the six months ended June 30, 2004 consisted primarily of capital expenditures for computer equipment and the purchase of additional TALON zipper equipment.

         Net cash used in financing activities was approximately $1,102,000 and $1,635,000 for the six months ended June 30, 2005 and 2004, respectively. Net cash used in financing activities for the six months ended June 30, 2005 primarily reflects the repayment of capital lease obligations and notes payable, offset by funds raised from the exercise of stock options and warrants and increased borrowings under our factoring arrangement. Net cash used in financing activities for the six months ended June 30, 2004 primarily reflects the repayment of borrowings under our credit facility and subordinated notes payable, offset by funds raised from the exercise of stock options and warrants.

         We currently satisfy our working capital requirements primarily through cash flows generated from collection of our accounts receivables, sales of equity securities and borrowings from institutional investors and individual accredited investors. On November 10, 2004, we paid off our working capital credit facility with UPS Capital Global Trade Finance Corporation with a portion of the proceeds received from a private placement of $12.5 million of Secured Convertible Promissory Notes. The Secured

Convertible Promissory Notes are convertible into common stock at a price of $3.65 per share, bear interest at 6% payable quarterly, are due November 9, 2007 and are secured by the TALON trademarks. The Notes are convertible at the option of the holder at any time after closing. We may repay the Notes at any time after one year from the closing date with a 15% prepayment penalty. At maturity, we may repay the Notes in cash or require conversion if certain conditions are met. In connection with the issuance of the Notes, we issued to the Note holders warrants to purchase up to 171,235 shares of common stock. The warrants have a term of five years, an exercise price of $3.65 per share and vested 30 days after closing. We have registered with the SEC, the resale by the holders of the shares issuable upon conversion of the Notes and exercise of the warrants.

         Amounts borrowed under our foreign factoring agreement as of June 30, 2005 amounted to approximately $1,001,000. At June 30, 2004, outstanding borrowings under our UPS Capital credit facility, including amounts borrowed under our foreign factoring agreement, amounted to approximately $5,935,000. Open letters of credit under our UPS Capital credit facility at June 30, 2004 amounted to $481,000. There were no open letters of credit under our UPS Capital credit facility at June 30, 2005.

         In 2005, we entered into a letter of credit facility with Wells Fargo Bank. This facility provides for letters of credit up to a maximum of $1.5 million, expires in November 2005 and is secured by cash on hand managed by Wells Fargo Bank. At June 30, 2005, outstanding letters of credit under the Wells Fargo facility amounted to $50,000.

         Pursuant to the terms of a factoring agreement for our Hong Kong subsidiary, Tag-It Pacific Limited, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 80% of eligible accounts receivable. Interest is charged at 1.5% over the Hong Kong Dollar prime rate. As of June 30, 2005 and 2004, the amount factored with recourse and included in trade accounts receivable was approximately $2,163,000 and $883,000. Outstanding advances as of June 30, 2005 and 2004 amounted to approximately $1,001,000 and $215,000 and are included in the line of credit balance.

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

         Our trade receivables, net of allowance for doubtful accounts, decreased to $13,353,000 at June 30, 2005 from $20,396,000 at June 30, 2004 primarily due to an increase of $6,381,000 in our allowance for doubtful account and a net decrease in related party trade receivables resulting from decreased sales to related parties during the period and the write-off of outstanding accounts receivable obligations due from United Apparel Ventures and its affiliate, Tarrant Apparel Group, during the fourth quarter of 2004. Following negotiations with United Apparel Ventures and its affiliate, Tarrant Apparel Group, a former major customer of ours, we determined that a significant portion of the obligations due from this customer were uncollectible. This resulted in a write-off of $6.9 million of accounts receivable due from Tarrant and UAV in the fourth quarter of 2004 and a net receivable balance due from UAV of $4.5 million at December 31, 2004. UAV agreed to pay the $4.5 million receivable balance over an eight-month period beginning May 2005. At June 30, 2005, the receivable balance due from Tarrant and UAV totaled $3.4 million. The decrease in receivables was offset by a net increase in non-related party receivables of approximately $680,000. This increase in non-related party receivables was due to increased sales to non-related party customers.

         Our net deferred tax asset at June 30, 2005 was zero compared to $2.8 million at June 30, 2004. The decrease resulted from increases in our deferred tax asset valuation allowance as a result of our conclusion that it was not likely we would realize the benefits in the foreseeable future. The decrease in the net deferred tax asset resulted in a charge of $1.0 million against the provision for income taxes for the second quarter. At December 31, 2004, we had Federal and state net operating loss carry forwards of approximately $21.6 million and $12.9 million, respectively, available to offset future taxable income. Our net operating losses may be limited in future periods if the ownership of the Company changes by more than 50% within a three-year period. As of December 31, 2004, some of our net operating losses may be limited by the
Section 382 rules. The amount of such limitations, if any, has not yet been determined.

         We have incurred significant legal fees in our litigation with Pro-Fit Holdings Limited. Unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

         We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and available financing will be sufficient to fund our minimum working capital and capital expenditure needs for at least the next twelve months. The extent of our future capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of future acquisitions and our expansion into foreign markets. Our need for additional long-term financing includes the integration and expansion of our operations to exploit our rights under our TALON trade name, the expansion of our operations in the Asian, Central and South American and Caribbean markets and the further development of our waistband technology. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we may need to raise additional debt or equity financing in order to provide for our operations. We are continually evaluating various financing strategies to be used to expand our business and fund future growth or acquisitions. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. If we are unable to secure additional financing, we may not be able to execute our plans for expansion, including expansion into foreign markets to promote our TALON brand trade name, and we may need to implement additional cost savings initiatives.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         During the six months ended June 30, 2005, future minimum payments due under operating lease agreements increased by approximately $407,000. This increase was due to new lease agreements entered into by the Company related primarily for leased warehouse space.

         At June 30, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

         Gerard Guez and Todd Kay, executive officers and significant shareholders of Tarrant Apparel Group, are significant stockholders of ours. Total sales to Tarrant Apparel Group and its affiliate, United Apparel Ventures, amounted to approximately $27,000 and $150,000 for the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2004, accounts receivable related party included approximately $6,738,000 due from Tarrant and its affiliate. As of June 30, 2005, accounts receivable, related party included $3.4 million due from Tarrant's affiliate, United Apparel Ventures. United Apparel Ventures agreed to pay its remaining balance over an eight-month period beginning May 2005.

         As of June 30, 2005 and 2004, we had outstanding related-party debt of approximately $665,000 and $850,000, at interest rates ranging from 7% to 11%, and additional non-related-party debt of $25,200 at an interest rate of 10%. The majority of related-party debt is due on demand, with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment.

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

         In March, 2005, the Securities and Exchange Commission's ("SEC") Office of the Chief Accountant and its Division of Corporation Finance released Financial Accounting Bulletin No. 107, "Share-Based Payment" (SAB 107). SAB 107 provides interpretive guidance related to the interaction between Statement of Financial Accounting Standard No. 123R "Shared Based Payment" (SFAS 123R) and certain SEC rules and regulations. SAB 107 provides the staff's views regarding the valuation of shared-based payment arrangements for public companies and stresses the importance of including appropriate disclosures within SEC filings, particularly during the transition to SFAS 123R.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes" ("APB 20") and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements for voluntary changes in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the accounting change, if any, in a future period.

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

         OUR GROWTH AND OPERATING RESULTS COULD BE MATERIALLY, ADVERSELY EFFECTED IF WE ARE UNSUCCESSFUL IN RESOLVING A DISPUTE THAT NOW EXISTS REGARDING OUR RIGHTS UNDER OUR EXCLUSIVE LICENSE AND INTELLECTUAL PROPERTY AGREEMENT ("AGREEMENT") WITH PRO-FIT HOLDINGS. Pursuant to our Agreement with Pro-Fit
Holdings Limited, we have exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. By letter dated April 6, 2004, Pro-Fit alleged various breaches of the Agreement which we dispute. To prevent Pro-Fit in the future from terminating the Agreement based on alleged breaches that we do not regard as meritorious, we filed a lawsuit against Pro-Fit in the U.S. District Court for the Central District of California, based on various contractual and tort claims seeking declaratory relief, injunctive relief and damages. Pro-Fit filed an answer denying the material allegations of the complaint and filed a counterclaim alleging various contractual and tort claims seeking injunctive relief and damages. We filed a reply denying the material allegations of Pro-Fit's pleading. Pro-Fit has since purported to terminate our exclusive license and intellectual property agreement based on the same alleged breaches of the agreement that are the subject of our existing litigation, as well as on an additional basis unsupported by fact. In February 2005, we amended our pleadings in the litigation to assert additional breaches by Pro-Fit of its obligations to us under our agreement and under certain additional letter agreements, and for a declaratory judgment that Pro-Fit's patent No. 5,987,721 is invalid and not infringed by us. Thereafter, Pro-Fit filed an amended answer and counterclaim denying the material allegations of the amended complaint and alleging various contractual and tort claims seeking injunctive relief and damages. Pro-Fit further asserted that we infringed its United States Patent Nos. 5,987,721 and 6,566,285. We filed a reply denying the substantive allegations of the reply. At our request, the Court bifurcated the contract issues for trial to commence on January 10, 2006. The remaining issues will be tried at a later date. Fact discovery has been completed and expert discovery is ongoing.

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



         FAILURE TO MANAGE OUR CORPORATE RESTRUCTURING COULD IMPAIR OUR BUSINESS. In an effort to better align our organizational and cost structures with our future growth opportunities, in August 2005 our Board of Directors adopted a restructuring plan for our company that we expect will be completed in December 2005. The plan includes reorganizing our global operations by eliminating redundancies in our Hong Kong operation, reducing the functions performed at our Mexico facilities, converting our Guatemala facility from a manufacturing site to a distributor, and closing our North Carolina manufacturing facility. While we expect that the restructuring will result in reduced operating costs and improved operating results and cash flows, there can be no assurance that these results will be achieved. In addition, we expect to record a restructuring charge during the third quarter of 2005 of between $4 and $5 million. We face many challenges related to our decision implement the restructuring plan, including that we may not execute the restructuring effectively, and our expectation that we will benefit from greater efficiencies may not be realized. Any failure on our part to successfully manage these challenges or other unanticipated consequences may result in loss of customers and sales, which could cause our results to differ materially from management's current expectations. The challenges we face include:

         o Our ability to execute successfully through business cycles while we continue to implement the restructuring plan and cost reductions;

         o        Our  ability  to  meet  and   achieve  the   benefits  of  our
                  cost-reduction goals and otherwise successfully adapt our cost structures to continuing changes in business conditions;

         o The risk that our cost-cutting initiatives will impair our ability to develop products and remain competitive and to operate effectively;

         o We may experience delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States;

         o        We may experience decreases in employee morale; and

         o We may experience unanticipated expenses in winding down manufacturing operations, including labor costs, which may adversely affect our results of operations in the short term.

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

         IF CUSTOMERS DEFAULT ON BUYBACK AGREEMENTS WITH US, WE WILL BE LEFT HOLDING NON-SALABLE INVENTORY. Inventories include goods that are subject to buyback agreements with our customers. Under these buyback agreements, some of our customers are required to purchase inventories from us under normal invoice and selling terms, if any inventory which we purchase on their behalf remains in our hands longer than agreed by the customer from the time we received the goods from our vendors. If any customer defaults on these buyback provisions or insists on markdowns, we may incur a charge in connection with our holding significant amounts of non-salable inventory and this would have a negative impact on our income.

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

         INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS. As of August 1, 2005, our officers and directors and their affiliates beneficially owned approximately 15.1% of the outstanding shares of our common stock. The Dyne family, which includes Mark Dyne, Colin Dyne, Larry Dyne, Jonathan Burstein and the estate of Harold Dyne, beneficially owned approximately 17.9% of the outstanding shares of our common stock at August 1, 2005. As a result, our officers and directors and the Dyne family are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         All of our sales are denominated in United States dollars or the currency of the country in which our products originate. We are exposed to market risk for fluctuations in the foreign currency exchange rates for certain product purchases that are denominated in British Pounds. During 2004, we purchased forward exchange contracts for British Pounds to hedge the payments of product purchases. We intend to purchase additional contracts to hedge the British Pound exposure for future product purchases. There were no hedging contracts outstanding as of June 30, 2005. Currency fluctuations can increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in United States bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

         We are also exposed to the impact of interest rate changes on our outstanding borrowings. At June 30, 2005, we had approximately $1.2 million of indebtedness subject to interest rate fluctuations. These fluctuations may increase our interest expense and decrease our cash flows from time to time. For example, based on average bank borrowings of $10 million during a three-month period, if the interest rate indices on which our bank borrowing rates are based were to increase 100 basis points in the three-month period, interest incurred would increase and cash flows would decrease by $25,000.

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

         In the course of conducting its review of our financial statements for the fiscal quarter ended June 30, 2005, our independent auditors, BDO Seidman, LLP informed members of our senior management and the Audit Committee of our Board of Directors that they had discovered significant deficiencies in our internal control over financial reporting that alone and in the aggregate constituted a "material weakness," which is defined under standards established by the Public Company Accounting Oversight Board as a deficiency that could result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

         The deficiencies identified consisted of our recording post-closing adjustments in our financial statements for the quarter ended June 30, 2005 related to the allowance for doubtful accounts, reserve for inventory obsolescence, and deferred tax asset, which were identified by BDO Seidman, LLP in connection with its review of the financial statements, indicating a material weakness in our quarterly financial statement closing process. BDO Seidman, LLP identified the same material weakness in our annual financial statement closing process in connection with its audit of our financial statements for the fiscal year ended December 31, 2004. In order to address this material weakness identified in the annual financial statement closing process, we implemented additional review procedures over the selection and monitoring of appropriate assumptions and estimates affecting these accounting practices. There were no post-closing adjustments as of March 31, 2005, the first quarterly period following implementation of additional review procedures. The deficiencies, however, were again present in the closing process for our financial statements for the second quarter of 2005.

         Members of management, including the Company's Chief Executive Officer, Colin Dyne, and Chief Financial Officer, August DeLuca, have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005, the end of the period covered by this report. Based upon that evaluation, because of the material weakness described above, Mr. Dyne and Mr. Deluca were unable to conclude that the Company's disclosure controls and procedures were effective as of June 30, 2005. Management has identified the steps necessary to address the material weaknesses as described above, and will continue to implement remediation plans. We believe these corrective actions, taken as a whole, have mitigated the control deficiencies with respect to our preparation of this Quarterly Report and that these measures have been effective to ensure that the information required to be disclosed in this Quarterly Report has been recorded, processed, summarized and reported correctly.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no significant changes in our internal controls over financial reporting that occurred during the second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         As previously reported, including in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we have filed suit against Pro-Fit Holdings Limited in the U.S. District Court for the Central District of California -- Tag-It Pacific, Inc. v. Pro-Fit Holdings Limited, CV 04-2694 LGB
(RCx) - based on various contractual and tort claims relating to our exclusive license and intellectual property agreement, seeking declaratory relief, injunctive relief and damages. The agreement with Pro-Fit gives us exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. Pro-Fit filed an answer denying the material allegations of the complaint and filed a counterclaim alleging various contractual and tort claims seeking injunctive relief and damages. We filed a reply denying the material allegations of Pro-Fit's pleading. Pro-Fit has since purported to terminate the exclusive license and intellectual property agreement based on the same alleged breaches of the agreement that are the subject of the parties' existing litigation, as well as on an additional basis unsupported by fact. In February 2005, we amended our pleadings in the litigation to assert additional breaches by Pro-Fit of its obligations to us under the agreement and under certain additional letter agreements, and for a declaratory judgment that Pro-Fit's patent No. 5,987,721 is invalid and not infringed by us. Thereafter, Pro-Fit filed an amended answer and counterclaim denying the material allegations of the amended complaint and alleging various contractual and tort claims seeking injunctive relief and damages. Pro-Fit further asserted that we infringed its United States Patent Nos. 5,987,721 and 6,566,285. We filed a reply denying the substantive allegations of the reply. At our request, the Court bifurcated the contract issues for trial to commence on January 10, 2006. The remaining issues will be tried at a later date. Fact discovery has been completed and expert discovery is ongoing.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At our Annual Meeting of Stockholders held on June 14, 2005 our stockholders (a) elected Jonathan Burstein and Michael Katz to serve as Class II Directors on our Board of Directors for three years and until their respective successors have been elected. Jonathan Burstein was elected by a vote of 13,845,379 shares in favor and 3,249,805 shares were withheld from voting for the director. Michael Katz was elected by a vote of 13,900,807 shares in favor and 3,194,377 shares were withheld from voting for the director. There were no broker non-votes at the annual meeting. Immediately prior to the meeting, the Board of Directors was comprised of Mark Dyne, Colin Dyne, Kevin Bermeister, Brent Cohen, Michael Katz, Jonathan Burstein, Raymond Musci and Joseph Miller. Immediately following the meeting, the Board of Directors was comprised of Mark Dyne, Colin Dyne, Kevin Bermeister, Brent Cohen, Michael Katz, Jonathan Burstein, Raymond Musci, Joseph Miller and Susan White.

ITEM 6.  EXHIBITS.

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





Dated:   August 22, 2005                    TAG-IT PACIFIC, INC.

                                            /S/  AUGUST DELUCA
                                            ------------------------------------
                                            By:      August DeLuca
                                            Its:     Chief Financial Officer