Form 10-Q
period 2005-09-30
TAG IT PACIFIC INC
filed 2005-11-22
CIK 1047881

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

                  For the quarterly period ended September 30, 2005.

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

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Exchange Act Rule 12b-2).        Yes [_]    No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, par value $0.001 per share, 18,241,045 shares issued and outstanding as of November 21, 2005.


================================================================================

                              TAG-IT PACIFIC, INC.
                               INDEX TO FORM 10-Q



PART I   FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Consolidated Financial Statements  (unaudited)........................3

         Consolidated Balance Sheets as of September 30, 2005
         and December 31, 2004.................................................3

         Consolidated Statements of Operations for the Three and
         Nine Months Ended September 30, 2005 and 2004.........................4

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2005 and 2004.........................5

         Notes to the Consolidated Financial Statements........................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........28

Item 4.  Controls and Procedures..............................................28

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................30

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                              TAG-IT PACIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       September 30,    December 31,
                                                           2005            2004
                                                       ------------    ------------
                       Assets
Current Assets:
   Cash and cash equivalents .......................   $  1,892,377    $  5,460,662
   Trade accounts receivable, net ..................      9,470,783      17,890,044
   Trade accounts receivable, related party ........      1,400,000       4,500,000
   Inventories, net ................................      8,615,953       9,305,819
   Prepaid expenses and other current assets .......      1,312,442       2,326,245
   Deferred income taxes ...........................           --         1,000,000
                                                       ------------    ------------
     Total current assets ..........................     22,691,555      40,482,770

Property and equipment, net of accumulated
   depreciation and amortization ...................      7,205,136       9,380,026
Fixed assets held for sale .........................        826,904            --
Tradename ..........................................      4,110,750       4,110,750
Goodwill ...........................................           --           450,000
License rights .....................................        168,000         259,875
Due from related parties ...........................        589,752         556,550
Other assets .......................................        761,583       1,207,885
                                                       ------------    ------------
     Total assets ..................................   $ 36,353,680    $ 56,447,856
                                                       ============    ============

       Liabilities and Stockholders' Equity
Current Liabilities:
   Line of credit ..................................   $     59,493    $    614,506
   Accounts payable and accrued expenses ...........     12,849,511       7,460,916
   Demand notes payable to related parties .........        664,971         664,971
   Current portion of capital lease obligations ....        711,197         859,799
   Current portion of note payable .................        183,798         174,975
   Note payable ....................................           --         1,400,000
                                                       ------------    ------------
     Total current liabilities .....................     14,468,970      11,175,167

Capital lease obligations, less current portion ....        956,296       1,220,969
Note payable, less current portion .................      1,307,145       1,447,855
Secured convertible promissory notes ...............     12,432,557      12,408,623
                                                       ------------    ------------
     Total liabilities .............................     29,164,968      26,252,614
                                                       ------------    ------------

Guarantees and contingencies (Note 5)

Stockholders' equity:
   Preferred stock, Series A $0.001 par value;
     250,000 shares authorized,
     no shares issued or outstanding ...............           --              --
   Common stock, $0.001 par value, 30,000,000
     shares authorized; 18,241,045 shares issued and
     outstanding at September 30, 2005; 18,171,301
     at December 31, 2004 ..........................         18,243          18,173
     Additional paid-in capital ....................     51,327,873      51,073,402
     Accumulated deficit ...........................    (44,157,404)    (20,896,333)
                                                       ------------    ------------
     Total stockholders' equity ....................      7,188,712      30,195,242
                                                       ------------    ------------
     Total liabilities and stockholders' equity ....   $ 36,353,680    $ 56,447,856
                                                       ============    ============


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended             Nine Months Ended
                                                   September 30,                  September 30,
                                           ----------------------------   ----------------------------
                                               2005            2004           2005            2004
                                           ------------    ------------   ------------    ------------
Net sales ..............................   $  9,039,507    $ 17,004,775   $ 40,568,020    $ 42,088,194
Cost of goods sold .....................     11,201,308      12,658,879     37,505,426      30,857,994
                                           ------------    ------------   ------------    ------------
   Gross (loss) profit .................     (2,161,801)      4,345,896      3,062,594      11,230,200

Selling expenses .......................        549,434         646,000      1,940,283       2,120,598
General and administrative expenses ....      4,908,555       3,226,995     19,649,868       8,875,344
Impairment of goodwill .................        450,000            --          450,000            --
Restructuring costs ....................      2,278,835            --        2,278,835            --
                                           ------------    ------------   ------------    ------------
   Total operating expenses ............      8,186,824       3,872,995     24,318,986      10,995,942

(Loss) income from operations ..........    (10,348,625)        472,901    (21,256,392)        234,258
Interest expense, net ..................        264,551         161,828        802,400         492,902
                                           ------------    ------------   ------------    ------------
(Loss) income before income taxes ......    (10,613,176)        311,073    (22,058,792)       (258,644)
(Benefit) provision for income taxes ...       (260,731)        100,069      1,202,282         (87,938)
                                           ------------    ------------   ------------    ------------
   Net (loss) income ...................    (10,352,445)        211,004    (23,261,074)       (170,706)
Less:  Preferred stock dividends .......           --              --             --            30,505
                                           ------------    ------------   ------------    ------------
Net (loss) income to common shareholders   $(10,352,445)   $    211,004   $(23,261,074)   $   (201,211)
                                           ============    ============   ============    ============

Basic (loss) earnings per share ........   $      (0.57)   $       0.01   $      (1.28)   $      (0.01)
                                           ============    ============   ============    ============
Diluted (loss) earnings per share ......   $      (0.57)   $       0.01   $      (1.28)   $      (0.01)
                                           ============    ============   ============    ============

Weighted average number of common
shares outstanding:
   Basic ...............................     18,241,045      18,112,802     18,220,731      17,036,001
                                           ============    ============   ============    ============
   Diluted .............................     18,241,045      18,269,005     18,220,731      17,036,001
                                           ============    ============   ============    ============


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Nine Months
                                                                Ended September 30,
                                                           ----------------------------
                                                               2005            2004
                                                           ------------    ------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
    Net loss ...........................................   $(23,261,071)   $   (170,706)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization .......................      1,441,087       1,100,886
   Increase in allowance for doubtful accounts .........      6,195,691         421,943
   Increase in deferred tax asset valuation allowance ..      1,000,000            --
   Increase in inventory valuation reserve .............      3,918,189            --
   Asset impairment due to restructuring ...............      2,036,091            --
   Impairment of goodwill ..............................        450,000            --
   Common stock issued for services ....................           --            74,825
   Warrants issued for services ........................           --            10,906
Changes in operating assets and liabilities:
      Receivables, including related party .............      5,323,570      (9,110,564)
      Inventories ......................................     (3,228,323)        613,526
      Other assets .....................................        337,541        (504,946)
      Prepaid expenses and other current assets ........      1,013,803      (1,720,684)
      Accounts payable and accrued expenses ............      5,471,715         377,567
      Income taxes payable .............................       (116,319)       (413,212)
                                                           ------------    ------------
Net cash provided by (used in) operating activities ....        581,974      (9,320,459)
                                                           ------------    ------------
Cash flows from investing activities:
    Acquisition of property and equipment ..............     (1,634,024)     (1,261,795)
                                                           ------------    ------------
Cash flows from financing activities:
    Repayment of bank line of credit, net ..............       (555,013)     (2,498,034)
    Proceeds from exercise of stock options and warrants        254,541         478,814
    Repayment of capital leases ........................       (683,876)       (325,268)
    Proceeds from capital lease ........................           --           950,000
    Repayment of notes payable .........................     (1,531,887)       (900,000)
                                                           ------------    ------------
Net cash used in financing activities ..................     (2,516,235)     (2,294,488)
                                                           ------------    ------------
Net decrease in cash ...................................     (3,568,285)    (12,876,742)
Cash at beginning of period ............................      5,460,662      14,442,769
                                                           ------------    ------------
Cash at end of period ..................................   $  1,892,377    $  1,566,027
                                                           ============    ============

Supplemental disclosures of cash flow information:
Cash received (paid) during the period for:
      Interest paid ....................................   $   (923,839)   $   (474,619)
      Income taxes paid ................................        (47,720)       (340,119)
      Income taxes received ............................         29,734           2,585
Non-cash financing activities:
    Preferred Series D stock converted to common stock .           --        22,918,693
    Preferred Series C stock converted to common stock .           --         2,895,001
    Accrued dividends converted to common stock ........           --           458,707
    Capital lease obligation ...........................        270,597         249,418
    Mortgage note payable ..............................           --           765,000


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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. This assumption is based on the Company being successful in restructuring its operations in accordance with the restructuring plan adopted by the Company's board of directors in August 2005. The Company's independent registered public accounting firm has informed the Company that it may include in its report on the Company's financial statements for the year ended December 31, 2005 an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern if the Company fails to successfully implement its restructuring initiative.


2.       EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

THREE MONTHS ENDED SEPTEMBER 30, 2005     LOSS (INCOME)       SHARES       PER SHARE
                                           ------------    ------------   ------------
Basic loss per share:
Loss available to common stockholders ..   $(10,352,445)     18,241,045   $      (0.57)

Effect of Dilutive Securities:
Options ................................           --              --             --
Warrants ...............................           --              --             --
                                           ------------    ------------   ------------
Loss available to common stockholders ..   $(10,352,445)     18,241,045   $      (0.57)
                                           ============    ============   ============




THREE MONTHS ENDED SEPTEMBER 30, 2004
Basic earnings per share:
Income available to common stockholders    $    211,004      18,112,802   $       0.01

Effect of Dilutive Securities:
Options ................................           --           156,203           --
Warrants ...............................           --              --             --
                                           ------------    ------------   ------------
Income available to common stockholders    $    211,004      18,269,005   $       0.01
                                           ============    ============   ============


NINE MONTHS ENDED SEPTEMBER 30, 2005       LOSS (INCOME)       SHARES       PER SHARE
                                           ------------    ------------   ------------
Basic loss per share:
Loss available to common stockholders ..   $(23,261,074)     18,220,731   $      (1.28)

Effect of Dilutive Securities:
Options ................................           --              --             --
Warrants ...............................           --              --             --
                                           ------------    ------------   ------------
Loss available to common stockholders ..   $(23,261,074)     18,220,731   $      (1.28)
                                           ============    ============   ============

NINE MONTHS ENDED SEPTEMBER 30, 2004
Basic loss per share:
Loss available to common stockholders ..   $   (201,211)     17,036,001   $      (0.01)

Effect of Dilutive Securities:
Options ................................           --              --             --
Warrants ...............................           --              --             --
                                           ------------    ------------   ------------
Loss available to common stockholders ..   $   (201,211)     17,036,001   $      (0.01)
                                           ============    ============   ============

         Warrants to purchase 1,510,479 shares of common stock at between $3.50 and $5.06, options to purchase 1,812,000 shares of common stock at between $1.30 and $5.23, convertible debt of $500,000 convertible at $4.50 per share and convertible debt of $12.5 million convertible at $3.65 per share were outstanding for the three and nine months ended September 30, 2005, but were not included in the computation of diluted earnings per share because exercise or conversion would have an antidilutive effect on earnings per share.


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


3.       STOCK BASED COMPENSATION

         All stock options issued to employees had an exercise price not less than the fair market value of the Company's Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements for the three and nine months ended September 30, 2005 and 2004. If compensation cost for stock-based compensation had been determined based on the fair value of the stock options on their dates of grant in accordance with Statement of Financial Accounting Standards No. 123 the Company's net (loss) income and
(loss) earnings per share for the three and nine months ended September 30, 2005 and 2004 would have amounted to the pro forma amounts presented below:

                                                          Three Months                   Nine Months
                                                       Ended September 30,            Ended September 30,
                                                   ----------------------------   ----------------------------
                                                       2005            2004           2005            2004
                                                   ------------    ------------   ------------    ------------
Net (loss) income, as reported .................   $(10,352,445)   $    211,004   $(23,261,074)   $   (170,706)
Add: Stock-based employee compensation expense
     included in reported net income, net of
     related tax effects .......................        (65,332)           --         (142,393)           --

Deduct:  Total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax
     effects ...................................           --            (5,224)          --           (50,004)
                                                   ------------    ------------   ------------    ------------

Pro forma net (loss) income ....................   $(10,417,777)   $    205,780   $(23,403,467)   $   (220,710)
                                                   ============    ============   ============    ============

(Loss) earnings per share:
     Basic - as reported .......................   $      (0.57)   $       0.01   $      (1.28)   $      (0.01)
     Basic - pro forma .........................   $      (0.57)   $       0.01   $      (1.28)   $      (0.01)
     Diluted - as reported .....................   $      (0.57)   $       0.01   $      (1.28)   $      (0.01)
     Diluted - pro forma .......................   $      (0.57)   $       0.01   $      (1.28)   $      (0.01)


4.       2005 RESTRUCTURING PLAN

         In an effort to better align the Company's organizational and cost structures with its future growth opportunities, in August 2005 the Company's Board of Directors adopted a restructuring plan for the Company that it expects will be completed by December 2005. The plan includes restructuring the Company's global operations by eliminating redundancies in its Hong Kong operation, closing its Mexican facilities, converting its Guatemala facility from a manufacturing site to a distributor, and closing its North Carolina manufacturing facility. The Company also intends to focus its sales efforts on higher margin products, which may result in lower net sales over the next twelve months. Upon completion of this restructuring, the Company will operate with fewer employees and reduced associated operating and manufacturing expenses.

         The Company has recorded charges in connection with its restructuring plan in accordance with SFAS No. 146 (As Amended), "Accounting for Costs
Associated with Exit or Disposal Activities." In addition, the Company's restructuring plan has resulted in the carrying value of certain long-lived assets, primarily equipment, being impaired. Accordingly, the Company has recorded a charge to recognize the impairment of these assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." It is possible that, upon completion of its restructuring plan by December 2005, the Company's recorded charges might need to be adjusted to reflect changes in the disposition of these assets. The Company will continue to monitor its progress during this restructuring period and adjust its business strategies and plans to achieve its planned operating efficiencies and costs reductions.

         The North Carolina manufacturing facility is a long lived asset that is classified as "held for sale" because it meets the criteria listed in Paragraph 30 of SFAS 144. Management has the authority and has committed to sell the asset; the asset is listed for sale with a commercial real estate agent who is actively marketing the property; the sale of the asset is probable and the sale is expected to be completed within one year and it is unlikely that this plan will be changed. The major pieces of equipment used to manufacture zippers are not classified as held for sale because they do not meet the criteria listed in Paragraph 30 of SFAS 144 and will therefore be recorded in the balance sheet as property and equipment.

         Total restructuring charges recorded in the third quarter of 2005 were $6,176,000. The restructuring charges included approximately $3,447,000 of inventory write-downs, restructuring charges of approximately $2,279,000 consisting of $2,036,000 for the impairment of long-lived assets, primarily machinery and equipment, $170,000 of one time employee termination benefits and other costs of $73,000. In addition, an impairment charge to goodwill in the amount of $450,000 was recorded. This goodwill was associated with an acquisition made to benefit the Central and South American operations. Since these operations are being exited, management concluded that this goodwill was impaired and should be written off. These restructuring charges were recorded on our Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2005 in the following line items and amounts:

         Cost of goods sold .......................          $3,447,000
         Goodwill impairment ......................             450,000
         Restructuring costs ......................           2,279,000
                                                             ----------
         Total ....................................          $6,176,000
                                                             ==========


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

         The Company has filed suit against Pro-Fit Holdings Limited in the U.S. District Court for the Central District of California -- TAG-IT PACIFIC, INC. V. PRO-FIT HOLDINGS LIMITED, CV 04-2694 LGB (RCx) - based on various contractual and tort claims relating to the Company's exclusive license and intellectual property agreement, seeking declaratory relief, injunctive relief and damages. The agreement with Pro-Fit gives the Company exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. Pro-Fit filed an answer denying the material allegations of the complaint and filed a counterclaim alleging various contractual and tort claims seeking injunctive relief and damages. The Company filed a reply denying the material allegations of Pro-Fit's pleading. Pro-Fit has since purported to terminate the exclusive license and intellectual property agreement based on the same alleged breaches of the agreement that are the subject of the parties' existing litigation, as well as on an additional basis unsupported by fact. In February 2005, the Company amended its pleadings in the litigation to assert additional breaches by Pro-Fit of its obligations to the Company under the agreement and under certain additional letter agreements, and for a declaratory judgment that Pro-Fit's patent No. 5,987,721 is invalid and not infringed by the Company. Thereafter, Pro-Fit filed an amended answer and counterclaim denying the material allegations of the amended complaint and alleging various contractual and tort claims seeking injunctive relief and damages. Pro-Fit further asserted that the Company infringed its United States Patent Nos. 5,987,721 and 6,566,285. The Company filed a reply denying the substantive allegations of the reply. At the Company's request, the Court bifurcated the contract issues for trial to commence on January 10, 2006. The parties have filed summary judgment motions which may dispose of some of the issues in this case prior to trial. The remaining issues will be tried at a later date. As the Company derives a significant amount of revenue from the sale of products incorporating the stretch waistband technology, its business, results of operations and financial condition could be materially adversely affected if the dispute with Pro-Fit is not resolved in a manner favorable to the Company. Additionally, the Company has incurred significant legal fees in this litigation, and unless the case is settled, the Company will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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

         In December 2004, the FASB issued Statement Accounting Standard ("SFAS") No. 153 "Exchanges of Nonmonetary Assets". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The adoption of this pronouncement did not have material effect on the Company's financial statements.

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

8.       ACCOUNTS RECEIVABLE

         As of September 30, 2005, the Company had accounts receivable from Azteca Productions International of approximately $10,654,000 less a reserve of $7,007,000, for a net balance of $3,647,000 recorded on the Company's balance sheet. The Company is pursuing several payment alternatives with Azteca, one of which would involve the Company granting to Azteca warrants to purchase shares of its common stock at a significant premium to market to induce Azteca to borrow funds, the proceeds of which would be paid to the Company in full settlement of the outstanding accounts receivable due from Azteca within the next 60 days. The Company anticipates that the value of the warrants, using the Black-Scholes valuation method, would be approximately $100,000, and that the amount paid to the Company, less the cost of the warrants, would be at least equal to the net amount the Company has recorded in accounts receivable as of September 30, 2005. If the Company is unable to reach a settlement with Azteca, it will consider all available alternatives, including bringing suit to collect the amounts due the Company.

9.       SUBSEQUENT EVENT

         On October 12, 2005, a purported shareholder class action lawsuit was filed against the Company and certain officers and directors of the Company in the United States District Court for the Central District of California alleging claims under Section 10(b) and Section 20 of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case is entitled HUBERMAN V. TAG-IT PACIFIC, INC., ET AL., Case No. CV05-7352 R(Ex). The action is purportedly brought on behalf of all purchasers of the Company's publicly-traded securities during the period from November 14, 2003 to August 12, 2005. The Company has accepted service of the complaint and has entered into a stipulation with plaintiff's counsel to formally respond following the appointment of lead plaintiff and lead counsel and the anticipated filing of the consolidated amended complaint. The Company believes the lawsuit to be without merit and intends to vigorously defend against the lawsuit. At this stage of the litigation, the Company is not able to reasonably estimate potential losses, if any, related to the lawsuit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read together with the Consolidated Financial Statements of Tag-It Pacific, Inc. and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-Q.

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Tag-It Pacific, Inc. for the three months and nine months ended September 30, 2005 and 2004. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

OVERVIEW

         Tag-It Pacific, Inc. is an apparel company that specializes in the distribution of trim items to manufacturers of fashion apparel, specialty retailers and mass merchandisers.

         As part of our restructuring plan which was approved by our Board of Directors in August 2005, we have developed a new strategic direction for our trim division and Talon zipper division.

                  TRIM DIVISION.

                  We have restructured our trim business to become an outsourced product development, sourcing and sampling department for the most demanding brands and retailers. We believe that trim design differentiation among brands and retailers has become a critical marketing tool for our customers. By assisting our customers in the development, design and sourcing of trim, we expect to achieve higher margins for our trim products, create long-term relationships with our customers, grow our sales to a particular a customer by supplying trim for a larger proportion of their brands, and better differentiate our trim sales and services from those of our competitors. We expect our trim kits to have less of a material contribution to our trim business. We will continue to supply trim to customers who do not engage us to serve as an outsourced development, sourcing and sampling department; however, we will not provide this trim in a preassembled "trim kit."

                  TALON ZIPPER DIVISION.

                  We intend to continue to focus on the global expansion of our Talon zipper division by developing a network of distribution relationships worldwide. Several of our distribution partners have experienced delays in their acquisition of necessary zipper equipment, which has delayed the distribution of Talon zippers in their respective territories. These delays, coupled with other performance deficiencies, have caused us to terminate several distribution partners and modify our global expansion plans. We are significantly streamlining our distribution process, and adopting more flexible procedures for certifying our distributor's existing equipment to meet our high manufacturing standards, supplementing this existing equipment only where necessary. In addition, we are approaching more existing zipper factories to serve as our distributors in order to reduce the time to market by eliminating the setup and build-out phase of new factory development.

2005 RESTRUCTURING PLAN

         In an effort to better align the Company's organizational and cost structures with its future growth opportunities, in August 2005 the Company's Board of Directors adopted a restructuring plan for the Company that it expects will be completed by December 2005. The plan includes restructuring the

Company's global operations by eliminating redundancies in its Hong Kong operation, closing its Mexican facilities, converting its Guatemala facility from a manufacturing site to a distributor, and closing its North Carolina manufacturing facility. The Company also intends to focus its sales efforts on higher margin products, which may result in lower net sales over the next twelve months. Upon completion of this restructuring, the Company will operate with fewer employees and reduced associated operating and manufacturing expenses.

         The Company has recorded charges in connection with its restructuring plan in accordance with SFAS No. 146 (As Amended), "Accounting for Costs
Associated with Exit or Disposal Activities." In addition, the Company's restructuring plan has resulted in the carrying value of certain long-lived assets, primarily equipment, being impaired. Accordingly, the Company has recorded a charge to recognize the impairment of these assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." It is possible that, upon completion of its restructuring plan by December 2005, the Company's recorded charges might need to be adjusted to reflect changes in the disposition of these assets. The Company will continue to monitor its progress during this restructuring period and adjust its business strategies and plans to achieve its planned operating efficiencies and costs reductions.

         The North Carolina manufacturing facility is a long lived asset that is classified as "held for sale" because it meets the criteria listed in Paragraph 30 of SFAS 144. Management has the authority and has committed to sell the asset; the asset is listed for sale with a commercial real estate agent who is actively marketing the property; the sale of the asset is probable and the sale is expected to be completed within one year and it is unlikely that this plan will be changed. The major pieces of equipment used to manufacture zippers are not classified as held for sale because they do not meet the criteria listed in Paragraph 30 of SFAS 144 and will therefore be recorded in the balance sheet as property and equipment.

         Total restructuring charges recorded in the third quarter of 2005 were $6,176,000. The restructuring charges included approximately $3,447,000 of inventory write-downs, restructuring charges of approximately $2,279,000 consisting of $2,036,000 for the impairment of long-lived assets, primarily machinery and equipment, $170,000 of one time employee termination benefits and other costs of $73,000. In addition, an impairment charge to goodwill in the amount of $450,000 was recorded. This goodwill was associated with an acquisition made to benefit the Central and South American operations. Since these operations are being exited, management concluded that this goodwill was impaired and should be written off. These restructuring charges were recorded on our Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2005 in the following line items and amounts:

         Cost of goods sold .......................          $3,447,000
         Goodwill .................................             450,000
         Restructuring costs ......................           2,279,000
                                                             ----------
         Total ....................................          $6,176,000
                                                             ==========

SHAREHOLDER LAWSUIT

         On October 12, 2005, a purported shareholder class action lawsuit was filed against us and certain of our officers and directors in the United States District Court for the Central District of California alleging claims under
Section 10(b) and Section 20 of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case is entitled HUBERMAN V. TAG-IT PACIFIC, INC., ET AL., Case No. CV05-7352 R(Ex). The action is purportedly brought on behalf of all purchasers of our publicly-traded securities during the period from November 14, 2003 to August 12, 2005. We have accepted service of the complaint and have entered into a stipulation with plaintiff's counsel to formally respond following the appointment of lead plaintiff and lead counsel and the anticipated filing of the consolidated amended complaint. Although we believe that we and the other defendants have meritorious defenses to the class action complaint and intend to contest the lawsuit vigorously, an adverse resolution of any of the lawsuit could have a material adverse effect on our financial position and results of operations. At this stage of the litigation, we are not able to reasonably estimate potential losses, if any, related to the lawsuit.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventory and our allowance for uncollectible accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         o Inventory is evaluated on a continual basis and reserve adjustments are made based on management's estimate of future sales value, if any, of specific inventory items. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to the adjustments become known. A portion of our total inventories is subject to buyback arrangements with our customers. The buyback arrangements contain provisions related to the inventory we purchase and warehouse on behalf of our customers, and require that these customers purchase the inventories from us in accordance with the applicable buyback arrangements. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to purchase inventories, an additional adjustment may be required. These buyback arrangements are considered in management's estimate of future market value of inventories. See further discussion below of reserve for inventory obsolescence recorded in the third quarter of 2005.

         o Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

         o We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine that we may not realize all or part of our deferred tax assets in the future, we will make an adjustment to the carrying value of the deferred tax asset, which would be reflected as an income tax expense. Conversely, if we determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would be required to reverse the valuation allowance, which would be reflected as an income tax benefit. At September 30, 2005, the carrying value of our net deferred tax asset was zero because we could not determine that it was more likely than not that the deferred tax asset would be realized.

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

         o Long-lived assets are evaluated on a continual basis and impairment adjustments are made based upon management's valuations. As part of the 2005 Restructuring Plan, certain long-lived assets, primarily machinery and equipment, were impaired and their values adjusted accordingly.

         o Sales are recorded at the time of shipment, at which point title transfers to the customer, and when collection is reasonably assured.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, selected statements of operations data shown as a percentage of net sales:

                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                               SEPTEMBER 30,      SEPTEMBER 30,
                                             ---------------    ---------------
                                              2005      2004     2005      2004
                                             -----     -----    -----     -----
Net sales ................................   100.0%    100.0%   100.0%    100.0%
Cost of goods sold .......................   123.9      74.4     92.5      73.3
                                             -----     -----    -----     -----
Gross (loss) profit ......................   (23.9)     25.6      7.5      26.7
Selling expenses .........................     6.1       3.8      4.8       5.0
General and administrative expenses ......    54.3      19.0     48.4      21.1
Impairment of goodwill ...................     5.0       0.0      1.1       0.0
Restructuring costs ......................    25.2       0.0      5.6       0.0
                                             -----     -----    -----     -----
Operating (loss) income ..................  (114.5)%     2.8%   (52.4)%     0.6%
                                             =====     =====    =====     =====

         The following table sets forth for the periods indicated revenues attributed to geographical regions based on the location of the customer as a percentage of net sales:

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                         ----------------      ----------------
                                          2005       2004       2005       2004
                                         -----      -----      -----      -----
United States ......................      18.5%       9.7%      11.8%       8.7%
Asia ...............................      45.3       19.3       35.6       22.2
Mexico .............................       4.3       44.9       30.2       40.2
Dominican Republic .................      16.5       15.8       13.3       18.2
Central and South America ..........       9.9        7.4        7.0        9.3
Other ..............................       5.5        2.9        2.1        1.4
                                         -----      -----      -----      -----
                                         100.0%     100.0%     100.0%     100.0%
                                         -----      -----      -----      -----


         Net sales for the three months ended September 30, 2005 were $9,040,000, a decrease of $7,965,000 or 46.8% compared to the net sales of $17,005,000 for the three months ended September 30, 2004. This decrease was primarily due to a decrease in sales to our Mexican customers of trim and, to a lesser extent, Talon zippers due to an industry shift of apparel production from Latin America to Asia. As reported elsewhere, we are responding to these market changes by reducing our Mexican operation and focusing our efforts on the Asian market. Asian sales of our Talon zippers and trim products increased 23%. Sales of our Tekfit waistband decreased because of lower demand from the single customer for this product.

         Net  sales  for  the  nine  months  ended   September   30,  2005  were
$40,568,000, a decrease of $1,520,000 or 3.6% compared to net sales of $42,088,000 for the nine months ended September 30, 2004. This decrease in net sales occurred in our Mexican operation in the third quarter as the market for trim and zipper products moved from Latin America to Asia. For the period, sales of Talon zippers and trim products by our Asian operation increased approximately 38% over the same period in the prior year. During this period sales of our Tekfit waistband decreased because of lower demand from the single customer for this product.

         Gross loss was $2,162,000 for the three months ended September 30, 2005 compared to a gross profit of $4,346,000, or 25.5% of sales, for the three months ended September 30, 2004. The gross loss included an inventory write down associated with the restructuring plan of $3,447,000. Excluding the inventory restructuring write down, gross profit would have been $1,285,000, or 14.2% of net sales. This amount was adversely affected by the low sales volume resulting in certain fixed costs being absorbed by lower sales and inventory adjustments unrelated to the restructuring plan.

         Gross profit decreased approximately $8,167,000, or 72.7% to $3,062,000 for the nine months ended September 30, 2005 from $11,230,000 for the nine months ended September 30, 2004. Gross profit as a percentage of net sales decreased to approximately 7.5% for the nine months ended September 30, 2005 as compared to 26.6% for the nine months ended September 30, 2004. The decrease in gross profit was due to the inventory write down of $3,447,000 associated with the restructuring plan, an increase in our inventory obsolescence reserve of $1,550,000 recorded in the second quarter of 2005, unabsorbed overhead costs incurred in our North Carolina manufacturing facility, additional charges associated with unrealized charge backs to vendors and customers recorded in the second quarter and credits issued to a customer during the first quarter for defective products received from Pro-Fit Holdings.

         Selling expenses decreased approximately $97,000 or 15.0% to $549,000 for the three months ended September 30, 2005 compared to $646,000 for the prior year period. A portion of this decrease resulted from the restructuring plan implemented during the third quarter. As a percentage of sales, selling expenses were 6.1% of sales compared to 3.8% of sales because we were unable to reduce expenses in direct proportion to the sales decrease.

         Selling expenses for the nine month period ended September 30, 2005 were $1,940,000 or 4.8% of sales compared to $2,121,000 or 5.0% of sales for the nine month period ended September 30, 2004. Selling expenses decreased approximately $181,000 because of cost containment efforts.

         General and administrative expenses increased $1,682,000 or 52.1% to $4,909,000 for the three months ended September 30, 2005 compared to $3,227,000 for the three months ended September 30, 2004. This increase in general and administrative expense is primarily due to higher legal expenses associated with our litigation with Pro-Fit Holdings Limited. Unless this case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial. This increase in general and administrative expenses was partially offset by a reduction in employee costs in September as a result of the implementation of our restructuring plan.

         General and administrative expenses increased approximately $10,775,000 to $19,650,000 for the nine months ended September 30, 2005 from $8,875,000 for the nine months ended September 30, 2004. This increase in general and administrative expenses was due primarily to an increase of $6,381,000 in the reserve for doubtful accounts recorded in the second quarter of 2005, higher legal expenses of approximately $2,351,000 related primarily to the Pro-Fit litigation, and generally higher employment levels through the first eight months of the period.

         During the third quarter of 2005 we recorded a restructuring charge of $6,176,000. These restructuring charges were recorded on our Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2005 in the following line items and amounts:

         Cost of goods sold ........................         $3,447,000
         Goodwill impairment .......................            450,000
         Restructuring costs .......................          2,279,000
                                                             ----------
         Total .....................................         $6,176,000
                                                             ==========

         Net interest expense increased approximately $103,000, or 63.6%, to $265,000 for the three months ended September 30, 2005 from $162,000 for the three months ended September 30, 2004. Net interest expense increased approximately $309,000, or 62.7%, to $802,000 for the nine months ended September 30, 2005 from $493,000 for the nine months ended September 30, 2004. The interest expense increases for both the three month and nine month periods were primarily due to higher debt levels associated with the $12.5 million secured convertible notes partially offset by a reduction in other indebtedness.

         The benefit for income taxes for the three months ended September 30, 2005 resulted from adjustments between our US and Hong Kong operations to better align expenses with revenues. These adjustments resulted in a tax benefit of $261,000. For the three months ended September 30, 2004 we recorded a tax provision of $100,000.

         The provision for income taxes for the nine months ended September 30, 2005 amounted to approximately $1,202,000 compared to an income tax benefit of $88,000 for the nine months ended September 30, 2004. The provision for income taxes increased due to an increase in our deferred tax asset valuation allowance. Based on our net operating losses, there is not sufficient evidence to determine that it is more likely than not that we will be able to utilize our net operating loss carry forwards to offset future taxable income.

         Net loss was approximately $10,352,000 for the three months ended September 30, 2005 as compared to net income of $211,000 for the three months ended September 30, 2004. Net loss was approximately $23,261,000 for the nine months ended September 30, 2005 as compared to a net loss of $201,000 for the nine months ended September 30, 2004.

 LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased to $1,892,000 at September 30, 2005 from $5,460,000 at December 31, 2004. The decrease resulted from approximately $582,000 of cash provided by operating activities, $1,634,000 of cash used in investing activities and $2,516,000 of cash used in financing activities.

         Net cash provided by operating activities was approximately $582,000 for the nine months ended September 30, 2005 and cash used by operations was approximately $9,320,000 for the nine months ended September 30, 2004. Cash provided by operating activities for the nine months ended September resulted primarily from a decrease in accounts receivables because of lower sales during the third quarter of 2005, a decrease in related party accounts receivables, an increase in accounts payable and accrued expenses which were partially offset by an increase in inventories.

         Net cash used in operating activities was approximately $9,320,000 for the nine months ended September 30, 2004. Cash used in operating activities for the nine months ended September 30, 2004 resulted primarily from increased accounts receivable and prepaid and other current assets. The increase in accounts receivable during the period was due primarily to slower customer collections of non-related party receivables during the nine-month period. Non-related party trade receivables increased by an additional $5.4 million due to the inclusion of receivables that were previously classified as related party trade receivables.

         Net cash used in investing activities was approximately $1,634,000 and $1,262,000 for the nine months ended September 30, 2005 and 2004, respectively. Net cash used in investing activities for the nine months ended September 30, 2005 consisted primarily of capital expenditures for purchases of equipment. Net cash used in investing activities for the nine months ended September 30, 2004 consisted primarily of capital equipment related to the exclusive supply agreement we entered into with Levi Strauss & Co. and the purchase of additional TALON zipper equipment.

         Net cash used in financing activities was approximately $2,516,000 and $2,294,000 for the nine months ended September 30, 2005 and 2004, respectively. Net cash used in financing activities for the nine months ended September 30, 2005 primarily reflects the repayment of borrowings under our bank line of credit facility, repayment of notes payable and capital leases, partially offset by funds raised from the exercise of stock options and warrants. Net cash used in financing activities for the nine months ended September 30, 2004 primarily reflects the repayment of borrowings under our credit facility and notes payable, offset by funds raised from the exercise of stock options and warrants and the proceeds from a capital lease obligation.

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

         Amounts borrowed under our foreign factoring agreement as of September 30, 2005 amounted to approximately $59,000. At September 30, 2004, outstanding borrowings under our UPS Capital credit facility, including amounts borrowed under our foreign factoring agreement, amounted to approximately $4,597,000.

         In 2005, we entered into a letter of credit facility with Wells Fargo Bank. This facility provides for letters of credit up to a maximum of $1.5 million, expires in November 2005 and is secured by cash on hand managed by Wells Fargo Bank. At September 30, 2005, outstanding letters of credit under the Wells Fargo facility amounted to $50,000.

         Pursuant to the terms of a factoring agreement for our Hong Kong subsidiary, Tag-It Pacific Limited, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 80% of eligible accounts receivable. Interest is charged at 1.5% over the Hong Kong Dollar prime rate. As of September 30, 2005 and 2004, the amount factored with recourse and included in trade accounts receivable was approximately $1,401,000 and $872,000. Outstanding advances as of September 30, 2005 and 2004 amounted to approximately $59,000 and $512,000 and are included in the line of credit balance.

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

         As of  September  30,  2005,  we had  accounts  receivable  from Azteca
Productions  International  of  approximately  $10,654,000  less  a  reserve  of
$7,007,000, for a net balance of $3,647,000 recorded on our balance sheet. We are pursuing several payment alternatives with Azteca, one of which would involve us granting to Azteca warrants to purchase shares of our common stock at a significant premium to market to induce Azteca to borrow funds, the proceeds of which would be paid to us in full settlement of the outstanding accounts receivable due from Azteca within the next 60 days. We anticipate that the value of the warrants, using the Black-Scholes valuation method, would be approximately $100,000, and that the amount paid to us, less the cost of the warrants, would be at least equal to the net amount we have recorded in accounts receivable as of September 30, 2005. If we are unable to reach a settlement with Azteca, we will consider all available alternatives, including bringing suit to collect the amounts due us.

         We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and available financing will be sufficient to fund our minimum working capital and capital expenditure needs for at least the next twelve months. This conclusion assumes that we will be successful in restructuring our operations in accordance with the restructuring plan adopted by our board of directors in August 2005, and that we will collect at least $4 million in cash from Azteca Productions International in payment of outstanding accounts receivable within the next 60 days. If we are unable to successfully fully implement our restructuring initiative or collect the receivable, or experience greater than anticipated reductions in sales, we may need to raise additional capital or further reduce the scope of our business in order to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business in response to our failure to implement our restructuring initiative in accordance with our plan, there may be substantial doubt about our ability to continue as a going concern. Our auditors have informed us that they may include in their report on our financial statements for the year ended December 31, 2005 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern if we fail to successfully implement our restructuring initiative.

         The extent of our future long-term capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of future acquisitions, our borrowing base availability limitations related to eligible accounts receivable and inventories and our expansion into foreign markets. Our need for additional long-term financing includes the integration and expansion of our operations to exploit our rights under our Talon trade name, the expansion of our operations in the Asian, Central and South American and Caribbean markets and the further development of our waistband technology. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we may need to raise additional debt or equity financing in order to provide for our operations. We are continually evaluating various financing strategies to be used to expand our business and fund future growth or acquisitions. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. If we are unable to secure additional financing, we may not be able to execute our plans for expansion, including expansion into foreign markets to promote our Talon brand tradename, and we may need to implement additional cost savings initiatives.

RELATED PARTY TRANSACTIONS

         Gerard Guez and Todd Kay, executive officers and significant shareholders of Tarrant Apparel Group, are significant stockholders of ours. Total sales to Tarrant Apparel Group and its affiliate, United Apparel Ventures, amounted to approximately $165,000 and $698,000 for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, accounts receivable, related party included $1,400,000 due from Tarrant's affiliate, United Apparel Ventures. United Apparel Ventures agreed to pay its remaining balance over an eight-month period beginning May 2005.

         As of September 30, 2005 and 2004, we had outstanding related-party debt of approximately $665,000 and $850,000, at interest rates ranging from 7% to 11%, and additional non-related-party debt of $25,200 at an interest rate of 10%. The majority of related-party debt is due on demand, with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment.

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

         In December 2004, the FASB issued Statement Accounting Standard ("SFAS") No. 153 "Exchanges of Nonmonetary Assets". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this

Statement should be applied prospectively. The adoption of this pronouncement did not have material effect on our financial statements.

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

         OUR GROWTH AND OPERATING RESULTS COULD BE MATERIALLY, ADVERSELY EFFECTED IF WE ARE UNSUCCESSFUL IN RESOLVING A DISPUTE THAT NOW EXISTS REGARDING OUR RIGHTS UNDER OUR EXCLUSIVE LICENSE AND INTELLECTUAL PROPERTY AGREEMENT ("AGREEMENT") WITH PRO-FIT HOLDINGS. Pursuant to our Agreement with Pro-Fit
Holdings Limited, we have exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. By letter dated April 6, 2004, Pro-Fit alleged various breaches of the Agreement which we dispute. To prevent Pro-Fit in the future from terminating the Agreement based on alleged breaches that we do not regard as meritorious, we filed a lawsuit against Pro-Fit in the U.S. District Court for the Central District of California, based on various contractual and tort claims seeking declaratory relief, injunctive relief and damages. Pro-Fit filed an answer denying the material allegations of the complaint and filed a counterclaim alleging various contractual and tort claims seeking injunctive relief and damages. We filed a reply denying the material allegations of Pro-Fit's pleading. Pro-Fit has since purported to terminate our exclusive license and intellectual property agreement based on the same alleged breaches of the agreement that are the subject of our existing litigation, as well as on an additional basis unsupported by fact. In February 2005, we amended our pleadings in the litigation to assert additional breaches by Pro-Fit of its obligations to us under our agreement and under certain additional letter agreements, and for a declaratory judgment that Pro-Fit's patent No. 5,987,721 is invalid and not infringed by us. Thereafter, Pro-Fit filed an amended answer and counterclaim denying the material allegations of the amended complaint and alleging various contractual and tort claims seeking injunctive relief and damages. Pro-Fit further asserted that we infringed its United States Patent Nos. 5,987,721 and 6,566,285. We filed a reply denying the substantive allegations of the reply. At our request, the Court bifurcated the contract issues for trial to commence on January 10, 2006. The parties have filed summary judgment motions which may dispose of some of the issues in this case prior to trial. The remaining issues will be tried at a later date.

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

         FAILURE TO MANAGE OUR CORPORATE RESTRUCTURING COULD IMPAIR OUR BUSINESS. In an effort to better align our organizational and cost structures with our future growth opportunities, in August 2005 our Board of Directors adopted a restructuring plan for our company that we expect will be completed in December 2005. The plan includes reorganizing our global operations by eliminating redundancies in our Hong Kong operation, reducing the functions performed at our Mexico facilities, converting our Guatemala facility from a manufacturing site to a distributor, and closing our North Carolina manufacturing facility. While we expect that the restructuring will result in reduced operating costs and improved operating results and cash flows, there can be no assurance that these results will be achieved. We recorded a restructuring charge during the third quarter of 2005 of approximately $6.2 million. We face many challenges related to our decision implement this restructuring plan, including that we may not execute the restructuring effectively, and our expectation that we will benefit from greater efficiencies may not be realized. Any failure on our part to successfully manage these challenges or other unanticipated consequences may result in loss of customers and sales, which could cause our results to differ materially from management's current expectations. The challenges we face include:

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

         o We may experience delays in implementing our restructuring plan and incur additional costs;

         o        We may experience decreases in employee morale; and

         o We may experience unanticipated expenses in winding down manufacturing operations, including labor costs, which may adversely affect our results of operations in the short term.

         If we are unable to successfully fully implement our restructuring initiative, or experience greater than anticipated reductions in sales, we may need to raise additional capital or further reduce the scope of our business in order to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business in response to our failure to implement our restructuring initiative in accordance with our plan, there may be substantial doubt about our ability to continue as a going concern. Our auditors have informed us that may include in their audit report on our financial statements for the year ending December 31, 2005 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern if we fail to successfully implement our restructuring initiative.

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

         Due to these factors, it is possible that in some quarters our operating results may be below our stockholders' expectations and those of public market analysts. If this occurs, the price of our common stock would likely be adversely affected. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. For instance, in October 2005, a purported securities class action lawsuit was filed against us.

         THE OUTCOME OF LITIGATION IN WHICH WE HAVE BEEN NAMED AS A DEFENDANT IS UNPREDICTABLE AND AN ADVERSE DECISION IN ANY SUCH MATTER COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS. We are defendants in a number of litigation matters. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been named a party, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material adverse affect on our financial position and results of operations.

         We maintain product liability and director and officer insurance that we regard as reasonably adequate to protect us from potential claims, however we cannot assure you that it will. Further, the costs of insurance have increased dramatically in recent years, and the availability of coverage has decreased. As a result, we cannot assure you that we will be able to maintain our current product liability insurance at a reasonable cost, or at all.

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

         OUR BUSINESS MODEL IS DEPENDENT ON INTEGRATION OF INFORMATION SYSTEMS ON A GLOBAL BASIS AND, TO THE EXTENT THAT WE FAIL TO MAINTAIN AND SUPPORT OUR
INFORMATION SYSTEMS, IT CAN RESULT IN LOST REVENUES. We must consolidate and centralize the management of our subsidiaries and significantly expand and improve our financial and operating controls. Additionally, we must effectively integrate the information systems of our Hong Kong facility with the information systems of our principal offices in California. Our failure to do so could result in lost revenues, delay financial reporting or adversely affect availability of funds under our credit facilities.

         THE LOSS OF KEY MANAGEMENT AND SALES PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS, INCLUDING OUR ABILITY TO OBTAIN AND SECURE ACCOUNTS AND GENERATE SALES. Our success has and will continue to depend to a significant extent upon key management and sales personnel, many of whom would be difficult to replace. In connection with our restructuring, we significantly reduced the number of employees within our company, which has increased our reliance on those employees that have remained with the company. The loss of the services of key employees could have a material adverse effect on our business, including our ability to establish and maintain client relationships. Our future success will depend in large part upon our ability to attract and retain personnel with a variety of sales, operating and managerial skills.

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

         INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS. As of November 21, 2005, our officers and directors and their affiliates beneficially owned approximately 22.6% of the outstanding shares of our common stock. The Dyne family, which includes Mark Dyne, Colin Dyne, Larry Dyne,
Jonathan Burstein and the estate of Harold Dyne, beneficially owned approximately 25.3% of the outstanding shares of our common stock at November 21, 2005. As a result, our officers and directors and the Dyne family are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         All of our sales are denominated in United States dollars or the currency of the country in which our products originate. There were no hedging contracts outstanding as of September 30, 2005. Currency fluctuations can increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in United States bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

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

         In the course of conducting its review of our financial statements for the fiscal quarters ended June 30, 2005 and September 30, 2005, our independent registered public accounting firm, BDO Seidman, LLP informed members of our senior management and the Audit Committee of our Board of Directors that they had discovered significant deficiencies in our internal control over financial reporting that alone and in the aggregate constituted a "material weakness," which is defined under standards established by the Public Company Accounting Oversight Board as a deficiency that could result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

         The deficiencies identified consisted of our recording significant post-closing adjustments in our financial statements for the quarters ended June 30, 2005 and September 30, 2005, which were identified by BDO Seidman, LLP in connection with its review of the financial statements, indicating a material weakness in our quarterly financial statement closing process. BDO Seidman, LLP identified the same material weakness in our annual financial statement closing process in connection with its audit of our financial statements for the fiscal year ended December 31, 2004. In order to address this material weakness identified in the annual financial statement closing process, we implemented additional review procedures over the selection and monitoring of appropriate assumptions and estimates affecting these accounting practices. There were no post-closing adjustments as of March 31, 2005, the first quarterly period following implementation of additional review procedures. The deficiencies, however, were again present in the closing process for our financial statements for the second and third quarters of 2005.

         Members of the Company's management, including the Company's Chief Executive Officer, Stephen Forte, and Chief Financial Officer, August DeLuca, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2005, the end of the period covered by this report. Based upon that evaluation, Mr. Forte and Mr. DeLuca concluded that the Company's disclosure controls and procedures are not effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no significant changes in our internal controls over financial reporting that occurred during the third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         As previously reported, including in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we have filed suit against Pro-Fit Holdings Limited in the U.S. District Court for the Central District of California -- Tag-It Pacific, Inc. v. Pro-Fit Holdings Limited, CV 04-2694 LGB
(RCx) - based on various contractual and tort claims relating to our exclusive license and intellectual property agreement, seeking declaratory relief, injunctive relief and damages. The agreement with Pro-Fit gives us exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. Pro-Fit filed an answer denying the material allegations of the complaint and filed a counterclaim alleging various contractual and tort claims seeking injunctive relief and damages. We filed a reply denying the material allegations of Pro-Fit's pleading. Pro-Fit has since purported to terminate the exclusive license and intellectual property agreement based on the same alleged breaches of the agreement that are the subject of the parties' existing litigation, as well as on an additional basis unsupported by fact. In February 2005, we amended our pleadings in the litigation to assert additional breaches by Pro-Fit of its obligations to us under the agreement and under certain additional letter agreements, and for a declaratory judgment that Pro-Fit's patent No. 5,987,721 is invalid and not infringed by us. Thereafter, Pro-Fit filed an amended answer and counterclaim denying the material allegations of the amended complaint and alleging various contractual and tort claims seeking injunctive relief and damages. Pro-Fit further asserted that we infringed its United States Patent Nos. 5,987,721 and 6,566,285. We filed a reply denying the substantive allegations of the reply. At our request, the Court bifurcated the contract issues for trial to commence on January 10, 2006. The parties have filed summary judgment motions which may dispose of some of the issues in this case prior to trial. The remaining issues will be tried at a later date.

          On October 12, 2005, a purported shareholder class action lawsuit was filed against us and certain of our officers and directors in the United States District Court for the Central District of California alleging claims under
Section 10(b) and Section 20 of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The case is entitled HUBERMAN V. TAG-IT PACIFIC, INC., ET AL., Case No. CV05-7352 R(Ex). The action is purportedly brought on behalf of all purchasers of our publicly-traded securities during the period from November 14, 2003 to August 12, 2005. We have accepted service of the complaint and have entered into a stipulation with plaintiff's counsel to formally respond following the appointment of lead plaintiff and lead counsel and the anticipated filing of the consolidated amended complaint. We believe the lawsuit to be without merit and intend to vigorously defend against the lawsuit. At this stage of the litigation, we are not able to reasonably estimate potential losses, if any, related to the lawsuit.

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





Dated:   November 21, 2005                  TAG-IT PACIFIC, INC.

                                            /S/  AUGUST DELUCA
                                            ------------------------------------
                                            By:      August DeLuca
                                            Its:     Chief Financial Officer