Form 10-K/A
period 2004-12-31
TAG IT PACIFIC INC
filed 2005-12-06
CIK 1047881

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1


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

                               Yes |X|    No |_|

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

================================================================================

                                EXPLANATORY NOTE

         We are filing this Annual Report on Form 10-K/A for the year ended December 31, 2004 (the "Amended Annual Report"), to amend our Annual Report on Form 10-K for the year ended December 31, 2004 (the "Original Annual Report"), which was originally filed with the Securities and Exchange Commission (the "SEC") on April 7, 2005. The Company is filing this Amended Annual Report in response to comments received from the SEC. The following Items amend the Original Annual Report, as permitted by the rules and regulations of the SEC. Unless otherwise stated, all information contained in this Amended Annual Report is as of March 31, 2005. All capitalized terms used herein but not otherwise defined shall have the meanings ascribed to them in the Original Annual Report.

                                     PART I

ITEM 9A.      CONTROLS AND PROCEDURES.

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

         In the course of conducting its audit of our financial statements for the fiscal year ended December 31, 2004, our independent auditors, BDO Seidman LLP informed members of our senior management and the Audit Committee of our Board of Directors that they had discovered significant deficiencies in our internal control over financial reporting that alone and in the aggregate constituted a "material weakness", which is defined under standards established by the Public Company Accounting Oversight Board as a deficiency that could result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The deficiencies identified consisted of the following:

         o A deficiency related to the identification of approximately $1.0 million of our inventory located in a third party warehouse. We have taken steps and will continue to take additional steps to remedy this deficiency and believe that this deficiency was limited to the third party warehouse at which the inventory was located.

         o We recorded post-closing adjustments in our financial statements for the year ended December 31, 2004 related to the allowance for doubtful accounts and deferred tax asset, which were identified by BDO Seidman LLP in connection with their audit of the financial statements. In order to address this deficiency, we will implement additional review procedures over the selection and monitoring of appropriate assumptions and estimates affecting these accounting practices.

         Members of management, including the Company's Chief Executive Officer, Colin Dyne, and Chief Financial Officer, Ronda Ferguson, have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004, the end of the period covered by this report. Based upon that evaluation, because of the material weakness described above, Mr. Dyne and Ms. Ferguson were unable to conclude that the Company's disclosure controls and procedures were effective as of December 31, 2004. Management has identified the steps necessary to address the material weakness as described above, and has begun to implement remediation plans. We believe these corrective actions, taken as a whole, have mitigated the control deficiencies with respect to our preparation of this Annual Report and that these measures have been effective to ensure that the information required to be disclosed in this Annual Report has been recorded, processed, summarized and reported correctly.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no significant changes in our internal controls over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TAG-IT PACIFIC, INC.

                                          /S/ AUGUST DELUCA
                                          --------------------------------
                                          By:      August DeLuca
                                          Its:     Chief Financial Officer

                                POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints Stephen Forte and August DeLuca, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

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

SIGNATURE                     TITLE                             DATE
---------                     -----                             ----

     /S/ STEPHEN FORTE        Chief Executive Officer           December 6, 2005
---------------------------   (Principal Executive Officer)
Stephen Forte

     /S/ AUGUST DELUCA        Chief Financial Officer           December 6, 2005
---------------------------   (Principal Accounting and
August DeLuca                 Financial Officer)

     /S/ MARK DYNE            Chairman of the Board of          December 6, 2005
---------------------------   Directors
Mark Dyne

                              Director
---------------------------
Colin Dyne

                              Director
---------------------------
Kevin Bermeister

     /S/MICHAEL KATZ          Director                          December 6, 2005
---------------------------
Michael Katz

     /S/JONATHAN BURSTEIN     Director,Vice President of        December 6, 2005
---------------------------   Operations and Secretary
Jonathan Burstein

     /S/ BRENT COHEN          Director                          December 6, 2005
---------------------------
Brent Cohen

     /S/ JOSEPH MILLER        Director                          December 6, 2005
---------------------------
Joseph Miller

SIGNATURE                     TITLE                             DATE
---------                     -----                             ----

                              Director
---------------------------
Susan White

     /S/ RAY MUSCI            Director                          December 6, 2005
---------------------------
Ray Musci

                                  EXHIBIT INDEX

EXHIBIT NUMBER                           EXHIBIT DESCRIPTION
--------------        ----------------------------------------------------------

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

10.7 Registrant's 1997 Stock Incentive Plan, as amended. (2) Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 16, 2004.

EXHIBIT NUMBER                           EXHIBIT DESCRIPTION
--------------        ----------------------------------------------------------

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

EXHIBIT NUMBER                           EXHIBIT DESCRIPTION
--------------        ----------------------------------------------------------

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

10.35                 Form of Stockholders  Agreements  dated December 28, 2001.
                      Incorporated by reference to Exhibit 99.3 to Form 8-K filed on January 23, 2002.

EXHIBIT NUMBER                           EXHIBIT DESCRIPTION
--------------        ----------------------------------------------------------

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

10.37.2 Amendment, dated June 29, 2004, to Exclusive Supply Agreement, dated July 12, 2002, between Tag-It Pacific, Inc. and Levi Strauss & Co. (3)

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

EXHIBIT NUMBER                           EXHIBIT DESCRIPTION
--------------        ----------------------------------------------------------

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

23.1                  Consent of BDO Seidman, LLP. (3)

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

(1) Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 406 of the General Rules and Regulations under the Securities Act of 1933, as amended.
(2)  Indicates a management contract or compensatory plan.
(3)  Previously filed on Form 10-K for the year ended December 31, 2004.