Form 10-Q/A
period 2005-06-30
TAG IT PACIFIC INC
filed 2006-04-17
CIK 1047881

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                   FORM 10-Q/A

                                (AMENDMENT NO. 1)



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

                                EXPLANATORY NOTE



This Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q for Tag-It Pacific, Inc. and our subsidiaries for the quarterly period ended June 30, 2005 and is being filed in order to restate our previously issued consolidated financial statements as of and for the three and six months ended June 30, 2005. The restatement has been made to properly account for revenues in accordance with generally accepted accounting principles in connection with a sale and inventory storage agreement effective in the second quarter of 2005. See Note 2
- Restatement of Financial Statements, to our consolidated financial statements for additional discussion. Except for Items 1 , 2 and 4 in Part I and Item 6 of
Part II, no other information included in the original Form 10-Q is amended by this Form 10-Q/A.

                              TAG-IT PACIFIC, INC.
                              INDEX TO FORM 10-Q/A



PART I      FINANCIAL INFORMATION                                           PAGE
                                                                            ----

Item 1.     Consolidated Financial Statements. (unaudited).....................4

            Consolidated Balance Sheets as of June 30, 2005
            and December 31, 2004..............................................4

            Consolidated Statements of Operations for the Three
            and Six Months Ended June 30, 2005 and 2004........................5

            Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2005 and 2004............................6

            Notes to the Consolidated Financial Statements.....................7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................14

Item 4.     Controls and Procedures...........................................29

PART II     OTHER INFORMATION

Item 6.     Exhibits..........................................................31


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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.
                              TAG-IT PACIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                      June 30,     December 31,
                                                        2005           2004
                                                    ------------   ------------
                                                    (as restated,
                                                     See Note 2)
                      Assets
 Current Assets:
    Cash and cash equivalents ...................   $  2,962,082   $  5,460,662
    Trade accounts receivable, net ..............     10,518,984     17,890,044
    Trade accounts receivable, related party ....      3,375,000      4,500,000
    Inventories, net ............................     13,565,917      9,305,819
    Prepaid expenses and other current assets ...      2,064,950      2,326,245
    Deferred income taxes .......................           --        1,000,000
                                                    ------------   ------------
      Total current assets ......................     32,486,933     40,482,770

 Property, plant & equipment, net of accumulated
    depreciation and amortization ...............      9,988,844      9,380,026
 Tradename ......................................      4,110,751      4,110,750
 Goodwill .......................................        450,000        450,000
 License rights .................................        198,625        259,875
 Due from related parties .......................        578,406        556,550
 Other assets ...................................      1,012,947      1,207,885
                                                    ------------   ------------
 Total assets ...................................   $ 48,826,506   $ 56,447,856
                                                    ============   ============

        Liabilities and Stockholders' Equity
 Current Liabilities:
    Line of credit ..............................   $  1,001,309   $    614,506
    Accounts payable and accrued expenses .......     14,780,039      7,460,916
    Demand notes payable to related parties .....        664,971        664,971
    Current portion of capital lease obligations         844,231        859,799
    Current portion of notes payable ............        180,809        174,975
    Note payable ................................        200,000      1,400,000
                                                    ------------   ------------
      Total current liabilities .................     17,671,359     11,175,167

 Capital lease obligations, less current portion       1,049,982      1,220,969
 Notes payable, less current portion ............      1,355,969      1,447,855
 Secured convertible promissory notes ...........     12,424,491     12,408,623
                                                    ------------   ------------
      Total liabilities .........................     32,501,801     26,252,614
                                                    ------------   ------------

 Guarantees and Contingencies (Note 4)
 Stockholders' equity:
    Preferred stock, Series A $0.001 par value;
      250,000 shares authorized, no shares
      issued or outstanding .....................           --             --
    Common stock, $0.001 par value, 30,000,000
      shares authorized; 18,241,045 shares
      issued and outstanding at June 30, 2005;
      18,171,301 at December 31, 2004 ...........         18,243         18,173
    Additional paid-in capital ..................     51,327,873     51,073,402
    Accumulated deficit .........................    (35,021,411)   (20,896,333)
                                                    ------------   ------------
 Total stockholders' equity .....................     16,324,705     30,195,242
                                                    ------------   ------------
 Total liabilities and stockholders' equity .....   $ 48,826,506   $ 56,447,856
                                                    ============   ============

          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three Months Ended June 30,     Six Months Ended June 30,
                                           ----------------------------   ----------------------------
                                               2005           2004            2005            2004
                                           ------------    ------------   ------------    ------------
                                           (as restated,                  (as restated
                                            see Note 2)                    see Note 2)

Net sales ..............................   $ 15,639,646    $ 14,923,121   $ 28,694,923    $ 25,083,419
Cost of goods sold .....................     14,883,526      11,030,867     24,686,980      18,199,115
                                           ------------    ------------   ------------    ------------
   Gross profit ........................        756,120       3,892,254      4,007,943       6,884,304

Selling expenses .......................        655,295         702,482      1,397,629       1,474,598
General and administrative expenses ....     11,008,446       2,791,209     14,735,706       5,648,349
                                           ------------    ------------   ------------    ------------
   Total operating expenses ............     11,663,741       3,493,691     16,133,335       7,122,947

(Loss) income from operations ..........    (10,907,621)        398,563    (12,125,392)       (238,643)
Interest expense, net ..................        268,021         144,355        536,676         331,074
                                           ------------    ------------   ------------    ------------
(Loss) income before income taxes ......    (11,175,642)        254,208    (12,662,068)       (569,717)
Provision (benefit) for income taxes ...      1,300,996          83,889      1,463,013        (188,007)
                                           ------------    ------------   ------------    ------------
   Net (loss) income ...................   $(12,476,638)   $    170,319   $(14,125,081)   $   (381,710)
Less:  Preferred stock dividends .......           --              --             --            30,505
Net (loss) income to common shareholders   $(12,476,638)   $    170,319   $(14,125,081)   $   (412,215)
                                           ============    ============   ============    ============

Basic (loss) earnings per share ........   $      (0.68)   $       0.01   $      (0.78)   $      (0.02)
                                           ============    ============   ============    ============
Diluted (loss) earnings per share ......   $      (0.68)   $       0.01   $      (0.78)   $      (0.02)
                                           ============    ============   ============    ============

Weighted average number of common
 shares outstanding:
   Basic ...............................     18,241,045      18,061,778     18,210,406      16,491,684
   Diluted .............................     18,241,045      18,779,239     18,210,406      16,491,684


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Six months Ended June 30,
                                                           ----------------------------
                                                               2005            2004
                                                           ------------    ------------
                                                           (as restated,
                                                            see Note 2)
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net loss .............................................   $(14,125,081)   $   (381,710)
Adjustments to reconcile net loss to net cash used
  by operating activities:
      Depreciation and amortization ....................      1,127,169         730,153
      Increase in allowance for doubtful accounts ......      6,120,691         147,282
      Increase in deferred tax asset valuation allowance      1,000,000            --
      Increase in inventory valuation reserve ..........      1,550,000            --
      Common stock issued for services .................           --            74,825
  Changes in operating assets and liabilities:
      Receivables, including related parties ...........      2,375,368      (6,777,637)
      Inventories ......................................     (5,810,097)     (1,907,176)
      Other assets .....................................         (4,445)       (236,854)
      Prepaid expenses and other current assets ........        321,295         929,415
      Accounts payable and accrued expenses ............      7,182,615         739,019
      Income taxes payable .............................        114,651        (434,901)
                                                           ------------    ------------
Net cash used in operating activities ..................       (147,834)     (7,117,584)
                                                           ------------    ------------

Cash flows from investing activities:
  Acquisition of property and equipment ................     (1,248,886)       (337,082)
                                                           ------------    ------------

Cash flows from financing activities:
  Proceeds (repayment) of bank line of credit, net .....        386,803      (1,160,152)
  Proceeds from exercise of stock options and warrants .        254,541         424,801
  Repayment of capital leases ..........................       (457,152)       (299,377)
  Repayment of notes payable ...........................     (1,286,052)       (600,000)
                                                           ------------    ------------
Net cash used in financing activities ..................     (1,101,860)     (1,634,728)
                                                           ------------    ------------

Net decrease in cash ...................................     (2,498,580)     (9,089,394)
Cash at beginning of period ............................      5,460,662      14,442,769
                                                           ------------    ------------
Cash at end of period ..................................   $  2,962,082    $  5,353,375
                                                           ============    ============

Supplemental disclosures of cash flow information:
  Cash received (paid) during the period for:
      Interest paid ....................................   $   (655,032)   $   (324,292)
      Income taxes paid ................................   $    (47,560)   $   (255,067)
      Income taxes received ............................   $     29,734    $       --
Non-cash financing activities:
  Preferred Series D stock converted to common stock ...   $       --      $ 22,918,693
  Preferred Series C stock converted to common stock ...   $       --      $  2,895,001
  Accrued dividends converted to common stock ..........   $       --      $    458,707
  Capital lease obligation .............................   $    270,597    $    249,418


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

2.       RESTATEMENT OF FINANCIAL STATEMENTS

         During the year-end financial closing and preparation of the Company's consolidated financial statements for the year ended December 31, 2005, management determined that the Company had incorrectly recognized revenue on a sale and inventory storage agreement that was effective at the end of the second quarter. In accordance with United States generally accepted accounting principles the revenue from this transaction should not have been recognized at the time of the agreement, but rather should have been, and will be, recognized upon delivery of the products to the customer, the customer's designated manufacturer, or upon notice from the customer to destroy or dispose of the goods.

         Following is a summary of the effects of these changes on the Company's consolidated balance sheets as of June 30, 2005 as well as the effects of these changes on the Company's consolidated statements of operations and cash flows for the quarterly and year to date period ending June 30, 2005:

AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2005

                                           As previously
                                             reported       Adjustments     As restated
                                           ------------    ------------    ------------
CONSOLIDATED BALANCE SHEET
Accounts Receivable ....................   $ 13,352,574    $ (2,833,590)   $ 10,518,984
Inventories ............................     11,948,779       1,617,138      13,565,917
Total current assets ...................     33,703,385      (1,216,452)     32,486,933
Total assets ...........................     50,042,958      (1,216,452)     48,826,506
Accumulated (deficit) earnings .........    (33,804,959)     (1,216,452)    (35,021,411)
Total Stockholders' Equity .............     17,541,157      (1,216,452)     16,324,705
Total Liabilities & Stockholders' Equity     50,042,958      (1,216,452)     48,826,506

                                           As previously
                                             reported       Adjustments     As restated
                                           ------------    ------------    ------------
CONSOLIDATED STATEMENT OF OPERATIONS
Net Sales ..............................   $ 18,473,236    $ (2,833,590)   $ 15,639,646
Cost of Goods Sold .....................     16,500,664      (1,617,138)     14,883,526
Gross (loss) profit ....................      1,972,572      (1,216,452)        756,120
(Loss) income from operations ..........     (9,691,169)     (1,216,452)    (10,907,621)
(Loss) income before income taxes ......     (9,959,190)     (1,216,452)    (11,175,642)
Net (loss) income ......................    (11,260,186)     (1,216,452)    (12,476,638)
Net (loss) income to common shareholders    (11,260,186)     (1,216,452)    (12,476,638)


FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                           As previously
                                             reported       Adjustments     As restated
                                           ------------    ------------    ------------
CONSOLIDATED STATEMENT OF OPERATIONS
Net Sales ..............................   $ 31,528,513    $ (2,833,590)   $ 28,694,923
Cost of goods sold .....................     26,304,118      (1,617,138)     24,686,980
Gross (loss) profit ....................      5,224,395      (1,216,452)      4,007,943
(Loss) income from operations ..........    (10,908,940)     (1,216,452)    (12,125,392)
(Loss) income before income taxes ......    (11,445,616)     (1,216,452)    (12,662,068)
Net (loss) income ......................    (12,908,629)     (1,216,452)    (14,125,081)
Net (loss) income to common shareholders    (12,908,629)     (1,216,452)    (14,125,081)

CONSOLIDATED STATEMENT OF CASH FLOWS
Net loss ...............................    (12,908,629)     (1,216,452)    (14,125,081)
Receivables, including related parties .       (458,222)      2,833,590       2,375,368
Inventory ..............................     (4,192,959)     (1,617,138)     (5,810,097)


3.       EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computations:

THREE MONTHS ENDED JUNE 30, 2005:        (LOSS) INCOME       SHARES        PER SHARE
                                          ------------    ------------   ------------
                                         (as restated,                  (as restated,
                                          see Note 2)                    see Note 2)
Basic loss per share:
Loss available to common stockholders .   $(12,476,638)     18,241,045   $      (0.68)

Effect of Dilutive Securities:
Options ...............................           --              --             --
Warrants ..............................           --              --             --
                                          ------------    ------------   ------------
Loss available to common stockholders .   $(12,476,638)     18,241,045   $      (0.68)
                                          ============    ============   ============

THREE MONTHS ENDED JUNE 30, 2004:
Basic earnings per share:
Income available to common stockholders   $    170,319      18,061,778   $       0.01

Effect of Dilutive Securities:
Options ...............................           --           584,415           --
Warrants ..............................           --           133,046           --
                                          ------------    ------------   ------------
Income available to common stockholders   $    170,319      18,779,239   $       0.01
                                          ============    ============   ============


SIX MONTHS ENDED JUNE 30, 2005: .....       LOSS           SHARES        PER SHARE
                                        ------------    ------------   ------------
                                       (as restated,                  (as restated,
                                        see Note 2)                    see Note 2)

Basic loss per share:
Loss available to common stockholders   $(14,125,081)     18,210,406   $      (0.78)

Effect of Dilutive Securities:
Options .............................           --              --             --
Warrants ............................           --              --             --
                                        ------------    ------------   ------------
Loss available to common stockholders   $(14,125,081)     18,210,406   $      (0.78)
                                        ============    ============   ============

SIX MONTHS ENDED JUNE 30, 2004:
Basic loss per share:
Loss available to common stockholders   $   (412,215)     16,491,684   $      (0.02)

Effect of Dilutive Securities:
Options .............................           --              --             --
Warrants ............................           --              --             --
                                        ------------    ------------   ------------
Loss available to common stockholders   $   (412,215)     16,491,684   $      (0.02)
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

4.       STOCK BASED COMPENSATION

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

                                                         Three Months                    Six Months
                                                         Ended June 30,                 Ended June 30,
                                                  ----------------------------   ----------------------------
                                                      2005            2004           2005            2004
                                                  ------------    ------------   ------------    ------------
                                                  (as restated,                  (as restated
                                                   see Note 2)                    see Note 2)
Net (loss) income, as reported ................   $(12,476,638)   $    170,319   $(14,125,081)   $   (381,710)
Add:  Stock-based employee compensation expense
     included in reported net income, net of
     related tax effects ......................           --              --             --              --

Deduct: Total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax
     effects ..................................        (65,332)         (5,224)       (77,062)        (44,780)
                                                  ------------    ------------   ------------    ------------


Pro forma net (loss) income ...................   $(12,541,970)   $    165,095   $(14,202,143)   $   (426,490)
                                                  ============    ============   ============    ============

Earnings per share:
       Basic - as reported ....................   $      (0.68)   $       0.01   $      (0.78)   $      (0.02)
       Basic - pro forma ......................   $      (0.68)   $       0.01   $      (0.78)   $      (0.03)
       Diluted - as reported ..................   $      (0.68)   $       0.01   $      (0.78)   $      (0.02)
       Diluted - pro forma ....................   $      (0.68)   $       0.01   $      (0.78)   $      (0.03)

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

8.       SIGNIFICANT ADJUSTMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read together with the Consolidated Financial Statements of Tag-It Pacific, Inc. and the notes to the Consolidated Financial Statements included elsewhere in this Form 10-Q/A.

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

         We currently have five TALON franchisees located in the following regions:

                                Agreement
Region                          Date  *                     Term
----------------------------    ------------------------    --------------

South East Asia                 March 1, 2005               42 Months
Asia                            March 1 , 2005              42 Months
South East Asia                 July 1, 2005                42 Months
Middle East and Africa          June 30, 2005               42 Months
Central Asia                    March 31, 2005              39 Months
----------------------------    ------------------------    --------------
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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of operations data shown as a percentage of net sales:

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,                JUNE 30,
                                  --------------------    --------------------
                                    2005        2004        2005        2004
                                  --------    --------    --------    --------
                                (as restated,           (as restated,
                                 see Note 2)             see Note 2)

Net sales .....................      100.0 %     100.0 %     100.0 %     100.0 %
Cost of goods sold ............       95.2        73.9        86.0        72.6
                                  --------    --------    --------    --------
Gross profit ..................        4.8        26.1        14.0        27.4
Selling expenses ..............        4.2         4.7         4.9         5.9
General and administrative
   expenses ...................       70.4        18.7        51.4        22.5
                                  --------    --------    --------    --------
Operating (loss) income .......      (69.8)%       2.7%      (42.3)%      (1.0)%
                                  --------    --------    --------    --------

         The following table sets forth, for the periods indicated revenues as a percentage of total sales attributed to geographical regions based on the location of the customer:


                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30,              JUNE 30,
                                      -------------------   -------------------
                                        2005       2004       2005       2004
                                      --------   --------   --------   --------
                                    (as restated,         (as restated,
                                     see Note 2)           see Note 2)

United States ...................         16.2%       7.7%      10.9%       8.2%
Asia ............................         38.6       24.3       36.0       24.1
Mexico ..........................         28.4       39.1       31.5       37.1
Dominican Republic ..............         10.7       19.7       13.6       19.7
Central and South America .......          4.8        8.7        6.8       10.5
Other ...........................          1.3        0.5        1.2        0.4
                                      --------   --------   --------   --------
                                         100.0%     100.0%     100.0%     100.0%
                                      --------   --------   --------   --------

         Net sales increased approximately $717,000, or 4.8%, to $15,640,000 for the three months ended June 30, 2005 from $14,923,000 for the three months ended June 30, 2004. The increase in net sales for the three months ended June 30, 2005 was due primarily to an increase in sales from our TRIMNET programs related to major U.S. retailers and an increase in zipper sales under our TALON brand name in Asia.

         Net sales increased approximately $3,612,000 or 14.4%, to $28,695,000 for the six months ended June 30, 2005 from $25,083,000 for the six months ended June 30, 2004. The increase in net sales for the six months ended June 30, 2005 was due primarily to an increase in sales from our TRIMNET programs related to major U.S. retailers and an increase in zipper sales under our TALON brand name in Asia. During the fourth quarter of 2003, we implemented a plan to restructure certain business operations, including the reduction of our reliance on two significant customers in Mexico and reported a decrease in net sales of approximately $10.0 million for the six month period ended June 30, 2004 as compared to the six month period ended June 30, 2003. We have been able to replace substantially all of the lost revenue from our Tlaxcala, Mexico facility with new customers primarily in Mexico and Asia.

         Gross profit decreased approximately $3,136,000, or 80.6% to $756,000 for the three months ended June 30, 2005 from $3,892,000 for the three months ended June 30, 2004. Gross profit as a percentage of net sales decreased to approximately 4.8% for the three months ended June 30, 2005 as compared to 26.1% for the three months ended June 30, 2004. The decrease in gross profit as a percentage of net sales for the three months ended June 30, 2005 was due to an increase in our inventory obsolescence reserve of $1,550,000, additional charges associated with unrealized charge backs to vendors and customers and unabsorbed overhead costs incurred in our new TALON manufacturing facility in North Carolina.

         Gross profit decreased approximately $2,876,000, or 41.8% to $4,008,000 for the six months ended June 30, 2005 from $6,884,000 for the six months ended June 30, 2004. Gross profit as a percentage of net sales decreased to approximately 14.0% for the six months ended June 30, 2005 as compared to 27.4% for the six months ended June 30, 2004. The decrease in gross profit as a percentage of net sales for the six months ended June 30, 2005 was due primarily to the various charges discussed above. Also, gross profit was adversely affected by credits we issued to a customer during the first quarter of 2005 for defective products received from Pro-Fit Holdings.

         Selling expenses decreased approximately $47,000 as a result of cost containment efforts to $655,000 for the three months ended June 30, 2005 from $702,000 for the three months ended June 30,

2004. Selling expense as a percentage of net sales decreased to 4.2% for the three months ended June 30, 2005 as compared to 4.7% for the three months ended June 30, 2004. For the six month period ended June 30, 2005, selling expenses decreased approximately $77,000 to $1,398,000 from $1,475,000 for the six months ended June 30, 2004 since employee costs increased at a slower rate than sales. Selling expense as a percentage of net sales decreased to 4.9% for the six months ended June 30, 2005 as compared to 5.9% for the six months ended June 30, 2004.

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

         Net loss was approximately $12,477,000 for the three months ended June 30, 2005 as compared to net income of $170,000 for the three months ended June 30, 2004. Net loss was approximately $14,125,000 for the six months ended June 30, 2005 as compared to a net loss of $382,000 for the six months ended June 30, 2004.

         Preferred stock dividends amounted to $31,000 for the six months ended June 30, 2004. There were no preferred stock dividends for the six months ended June 30, 2005. Preferred stock dividends represent earned dividends at 6% of the stated value per annum of the Series C convertible redeemable preferred stock. In February 2004, the holders of the Series C convertible redeemable preferred stock converted all 759,494 shares of the Series C Preferred Stock, plus $458,707 of accrued dividends, into 700,144 shares of our common stock. Net loss available to common shareholders amounted to $14,125,000 for the six months ended June 30, 2005 compared to $412,000 for the six months ended June 30, 2004. Basic and diluted loss per share was $0.78 for the six months ended June 30, 2005 and $0.02 for the six months ended June 30, 2004. Net loss available to common shareholders was $12,477,000 for the three months ended June 30, 2005 compared to net income available to common shareholders of $170,000 for the three months ended June 30, 2004. Basic and diluted earnings (loss) per share was ($0.68) for the three months ended June 30, 2005 compared to $0.01 for the three months ended June 30, 2004.

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

         Our trade receivables, net of allowance for doubtful accounts, decreased to $10,519,000 at June 30, 2005 from $20,396,000 at June 30, 2004 primarily due to an increase of $6,381,000 in our allowance for doubtful account and a net decrease in related party trade receivables resulting from decreased sales to related parties during the period and the write-off of outstanding accounts receivable obligations due from United Apparel Ventures and its affiliate, Tarrant Apparel Group, during the fourth quarter of 2004. Following negotiations with United Apparel Ventures and its affiliate, Tarrant Apparel Group, a former major customer of ours, we determined that a significant portion of the obligations due from this customer were uncollectible. This resulted in a write-off of $6.9 million of accounts receivable due from Tarrant and UAV in the fourth quarter of 2004 and a net receivable balance due from UAV of $4.5 million at December 31, 2004. UAV agreed to pay the $4.5 million receivable balance over an eight-month period beginning May 2005. At June 30, 2005, the receivable balance due from Tarrant and UAV totaled $3.4 million. The decrease in receivables was offset by a net increase in non-related party receivables of approximately $680,000. This increase in non-related party receivables was due to increased sales to non-related party customers.

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

         Members of management, including the Company's then-serving Chief Executive Officer, Colin Dyne, and then-serving Chief Financial Officer, August DeLuca, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005, the end of the period covered by this Quarterly Report. Based upon that evaluation, Mr. Dyne and Mr. DeLuca concluded that the Company's disclosure controls and procedures were not effective.

         Subsequently, in the course of preparing and reviewing our annual financial statements for the year ended December 31, 2005, members of current management, including Stephen Forte, Chief Executive Officer, and Lonnie Schnell, Chief Financial Officer, determined that material weaknesses in our internal control over financial reporting continued to exist. These material weaknesses included an error in the second and third quarters of 2005 in the application of generally accepted accounting principles in the recording of revenues during the periods. As a result, we determined to restate our financial statements for the second and third quarters of 2005 to correct the recording of revenues and corresponding net loss figures for those periods resulting from a sale and inventory storage agreement that was effective in the second quarter.

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





Dated:   April 17, 2006                   TAG-IT PACIFIC, INC.

         `                                /S/  LONNIE D. SCHNELL
                                          --------------------------------------
                                          By:  Lonnie D. Schnell
                                          Its: Chief Financial Officer