Form 10-Q/A
period 2005-09-30
TAG IT PACIFIC INC
filed 2006-04-17
CIK 1047881

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

                                EXPLANATORY NOTE



This Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q for Tag-It Pacific, Inc. and our subsidiaries for the quarterly period ended September 30, 2005 and is being filed in order to restate our previously issued consolidated financial statements as of and for the three and nine months ended September 30, 2005. The restatement has been made to properly account for revenues in accordance with generally accepted accounting principles in connection with a sale and inventory storage agreement effective in the second quarter of 2005. See Note 2 - Restatement of Financial Statements, to our consolidated financial statements for additional discussion. Except for Items 1, 2 and 4 in Part I and
Item 6 of Part II, no other information included in the original Form 10-Q is amended by this Form 10-Q/A.

                              TAG-IT PACIFIC, INC.
                              INDEX TO FORM 10-Q/A

                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements  (unaudited)........................4

         Consolidated Balance Sheets as of September 30, 2005
         and December 31, 2004.................................................4

         Consolidated Statements of Operations for the Three and
         Nine Months Ended September 30, 2005 and 2004.........................5

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2005 and 2004.........................6

         Notes to the Consolidated Financial Statements........................8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................18

Item 4.  Controls and Procedures .............................................33

PART II  OTHER INFORMATION

Item 6.  Exhibits.............................................................35


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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.
                              TAG-IT PACIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   September 30,    December 31,
                                                       2005            2004
                                                   ------------    ------------
                                                   (as restated,
                                                    see Note 2)
                     Assets
Current Assets:
   Cash and cash equivalents ...................   $  1,892,377    $  5,460,662
   Trade accounts receivable, net ..............      8,204,539      17,890,044
   Trade accounts receivable, related party ....      1,400,000       4,500,000
   Inventories, net ............................      9,838,401       9,305,819
   Prepaid expenses and other current assets ...      1,312,442       2,326,245
   Deferred income taxes .......................           --         1,000,000
                                                   ------------    ------------
     Total current assets ......................     22,647,759      40,482,770

Property and equipment, net of accumulated
   depreciation and amortization ...............      7,205,136       9,380,026
Fixed assets held for sale .....................        826,904            --
Tradename ......................................      4,110,750       4,110,750
Goodwill .......................................           --           450,000
License rights .................................        168,000         259,875
Due from related parties .......................        589,752         556,550
Other assets ...................................        761,583       1,207,885
                                                   ------------    ------------
Total assets ...................................   $ 36,309,884    $ 56,447,856
                                                   ============    ============

     Liabilities and Stockholders' Equity
Current Liabilities:
   Line of credit ..............................   $     59,493    $    614,506
   Accounts payable and accrued expenses .......     13,954,596       7,460,916
   Demand notes payable to related parties .....        664,971         664,971
   Current portion of capital lease obligations         711,197         859,799
   Current portion of note payable .............        183,798         174,975
   Note payable ................................           --         1,400,000
                                                   ------------    ------------
     Total current liabilities .................     15,574,055      11,175,167

Capital lease obligations, less current portion         956,296       1,220,969
Note payable, less current portion .............      1,307,145       1,447,855
Secured convertible promissory notes ...........     12,432,557      12,408,623
                                                   ------------    ------------
     Total liabilities .........................     30,270,053      26,252,614
                                                   ------------    ------------

Guarantees and contingencies (Note 5)

Stockholders' equity:
   Preferred stock, Series A $0.001 par value;
     250,000 shares authorized, no shares
     issued or outstanding .....................           --              --
   Common stock, $0.001 par value, 30,000,000
     shares authorized; 18,241,045 shares issued
     and outstanding at September 30, 2005;
     18,171,301 at December 31, 2004 ...........         18,243          18,173
   Additional paid-in capital ..................     51,327,873      51,073,402
   Accumulated deficit .........................    (45,306,285)    (20,896,333)
                                                   ------------    ------------
Total stockholders' equity .....................      6,039,831      30,195,242
                                                   ------------    ------------
Total liabilities and stockholders' equity .....   $ 36,309,884    $ 56,447,856
                                                   ============    ============


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended              Nine Months Ended
                                                   September 30,                  September 30,
                                           ----------------------------   ----------------------------
                                               2005            2004           2005            2004
                                           ------------    ------------   ------------    ------------
                                           (as restated,                   (as restated,
                                            see Note 2)                     see Note 2)

Net sales ..............................   $  9,472,898    $ 17,004,775   $ 38,167,821    $ 42,088,194
Cost of goods sold .....................     11,567,128      12,658,879     36,254,108      30,857,994
                                           ------------    ------------   ------------    ------------
   Gross (loss) profit .................     (2,094,230)      4,345,896      1,913,713      11,230,200

Selling expenses .......................        549,434         646,000      1,940,283       2,120,598
General and administrative expenses ....      4,908,555       3,226,995     19,649,868       8,875,344
Impairment of goodwill .................        450,000            --          450,000            --
Restructuring costs ....................      2,278,835            --        2,278,835            --
                                           ------------    ------------   ------------    ------------
   Total operating expenses ............      8,186,824       3,872,995     24,318,986      10,995,942

(Loss) income from operations ..........    (10,281,054)        472,901    (22,405,273)        234,258
Interest expense, net ..................        264,551         161,828        802,400         492,902
                                           ------------    ------------   ------------    ------------
(Loss) income before income taxes ......    (10,545,605)        311,073    (23,207,673)       (258,644)
(Benefit) provision for income taxes ...       (260,731)        100,069      1,202,282         (87,938)
                                           ------------    ------------   ------------    ------------
   Net (loss) income ...................    (10,284,874)        211,004    (24,409,955)       (170,706)
Less:  Preferred stock dividends .......           --              --             --            30,505
                                           ------------    ------------   ------------    ------------
Net (loss) income to common shareholders   $(10,284,874)   $    211,004   $(24,409,955)   $   (201,211)
                                           ============    ============   ============    ============

Basic (loss) earnings per share ........   $      (0.56)   $       0.01   $      (1.34)   $      (0.01)
                                           ============    ============   ============    ============
Diluted (loss) earnings per share ......   $      (0.56)   $       0.01   $      (1.34)   $      (0.01)
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

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Nine Months
                                                                Ended September 30,
                                                           ----------------------------
                                                               2005            2004
                                                           ------------    ------------
                                                           (as restated,
                                                            see Note 2)
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
    Net loss ...........................................   $(24,409,955)   $   (170,706)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization ......................      1,441,090       1,100,886
    Increase in allowance for doubtful accounts ........      6,195,691         421,943
    Increase in deferred tax asset valuation allowance .      1,000,000            --
    Increase in inventory valuation reserve ............      3,918,189            --
    Asset impairment due to restructuring ..............      2,036,091            --
    Impairment of goodwill .............................        450,000            --
    Common stock issued for services ...................           --            74,825
    Warrants issued for services .......................           --            10,906
Changes in operating assets and liabilities:
    Receivables, including related party ...............      6,589,814      (9,110,564)
    Inventories ........................................     (4,450,771)        613,526
    Other assets .......................................        337,541        (504,946)
    Prepaid expenses and other current assets ..........      1,013,803      (1,720,684)
    Accounts payable and accrued expenses ..............      6,576,800         377,567
    Income taxes payable ...............................       (116,319)       (413,212)
                                                           ------------    ------------
Net cash provided by (used in) operating activities ....        581,974      (9,320,459)
                                                           ------------    ------------

Cash flows from investing activities:
    Acquisition of property and equipment ..............     (1,634,024)     (1,261,795)
                                                           ------------    ------------

Cash flows from financing activities:
    Repayment of bank line of credit, net ..............       (555,013)     (2,498,034)
    Proceeds from exercise of stock options and warrants        254,541         478,814
    Repayment of capital leases ........................       (683,876)       (325,268)
    Proceeds from capital lease ........................           --           950,000
    Repayment of notes payable .........................     (1,531,887)       (900,000)
                                                           ------------    ------------
Net cash used in financing activities ..................     (2,516,235)     (2,294,488)
                                                           ------------    ------------

Net decrease in cash ...................................     (3,568,285)    (12,876,742)
Cash at beginning of period ............................      5,460,662      14,442,769
                                                           ------------    ------------
Cash at end of period ..................................   $  1,892,377    $  1,566,027
                                                           ============    ============

Supplemental disclosures of cash flow information:
  Cash received (paid) during the period for:
    Interest paid ......................................   $   (923,839)   $   (474,619)
    Income taxes paid ..................................        (47,720)       (340,119)
    Income taxes received ..............................         29,734           2,585
Non-cash financing activities:
    Preferred Series D stock converted to common stock .           --        22,918,693
    Preferred Series C stock converted to common stock .           --         2,895,001
    Accrued dividends converted to common stock ........           --           458,707
    Capital lease obligation ...........................        270,597         249,418
    Mortgage note payable ..............................           --           765,000


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

        Following is a summary of the effects of these changes on the Company's consolidated balance sheets as of June 30, 2005 and September 30, 2005, as well as the effects of these changes on the Company's consolidated statements of operations and cash flows for the quarterly and year to date periods ending June 30, 2005 and September 30, 2005:

AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2005

                                           As previously
                                             reported       Adjustments     As restated
                                           ------------    ------------    ------------
CONSOLIDATED BALANCE SHEET
Accounts Receivable ....................   $ 13,352,574    $ (2,833,590)   $ 10,518,984

Inventories ............................     11,948,779       1,617,138      13,565,917
Total current assets ...................     33,703,385      (1,216,452)     32,486,933
Total Assets ...........................     50,042,958      (1,216,452)     48,826,506
Accumulated (deficit) earnings .........    (33,804,959)     (1,216,452)    (35,021,411)
Total Stockholders' Equity .............     17,541,157      (1,216,452)     16,324,705
Total Liabilities & Stockholders' Equity     50,042,958      (1,216,452)     48,826,506

CONSOLIDATED STATEMENT OF OPERATIONS
Net sales ..............................     18,473,236      (2,833,590)     15,639,646
Cost of goods sold .....................     16,500,664      (1,617,138)     14,883,526
Gross (loss) profit ....................      1,972,572      (1,216,452)        756,120
(Loss) income from operations ..........     (9,691,169)     (1,216,452)    (10,907,621)
(Loss) income before income taxes ......     (9,959,190)     (1,216,452)    (11,175,642)
Net (loss) income ......................    (11,260,186)     (1,216,452)    (12,476,638)
Net (loss) income to common shareholders    (11,260,186)     (1,216,452)    (12,476,638)

FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                           As previously
                                             reported       Adjustments     As restated
                                           ------------    ------------    ------------
CONSOLIDATED STATEMENT OF OPERATIONS
Net sales ..............................   $ 31,528,513    $ (2,833,590)   $ 28,694,923
Cost of goods sold .....................     26,304,118      (1,617,138)     24,686,980
Gross (loss) profit ....................      5,224,395      (1,216,452)      4,007,943
(Loss) income from operations ..........    (10,908,940)     (1,216,452)    (12,125,392)
(Loss) income before income taxes ......    (11,445,616)     (1,216,452)    (12,662,068)
Net (loss) income ......................    (12,908,629)     (1,216,452)    (14,125,081)
Net (loss) income to common shareholders    (12,908,629)     (1,216,452)    (14,125,081)

CONSOLIDATED STATEMENT OF CASH FLOWS
Net loss ...............................    (12,908,629)     (1,216,452)    (14,125,081)
Receivables, including related parties .       (458,222)      2,833,590       2,375,368
Inventory ..............................     (4,192,959)     (1,617,138)     (5,810,097)


AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

                                           As previously
                                             reported       Adjustments     As restated
                                           ------------    ------------    ------------
CONSOLIDATED BALANCE SHEET
Accounts Receivable ....................   $  9,470,783    $ (1,266,244)   $  8,204,539
Inventories ............................      8,615,953       1,222,448       9,838,401
Total current assets ...................     22,691,555         (43,796)     22,647,759
Total Assets ...........................     36,353,680         (43,796)     36,309,884
Accounts payable and accrued expenses ..     12,849,511       1,105,085      13,954,596
Total current liabilities ..............     14,468,970       1,105,085      15,574,055
Total Liabilities ......................     29,164,968       1,105,085      30,270,053
Accumulated (deficit) earnings .........    (44,157,404)     (1,148,881)    (45,306,285)
Total Stockholders' Equity .............      7,188,712      (1,148,881)      6,039,831
Total Liabilities & Stockholders' Equity     36,353,680         (43,796)     36,309,884

AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

                                           As previously
                                             reported       Adjustments     As restated
                                           ------------    ------------    ------------
CONSOLIDATED STATEMENT OF OPERATIONS
Net sales ..............................   $  9,039,507         433,391      9,472,898
Cost of goods sold .....................     11,201,308         365,820     11,567,128
Gross (loss) profit ....................     (2,161,801)         67,571     (2,094,230)
(Loss) income from operations ..........    (10,348,625)         67,571    (10,281,054)
(Loss) income before income taxes ......    (10,613,176)         67,571    (10,545,605)
Net (loss) income ......................    (10,352,445)         67,571    (10,284,874)
Net (loss) income to common shareholders    (10,352,445)         67,571    (10,284,874)


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

                                           As previously
                                             reported       Adjustments     As restated
                                           ------------    ------------    ------------
CONSOLIDATED STATEMENT OF OPERATIONS
Net sales ..............................   $ 40,568,020      (2,400,199)     38,167,821
Cost of goods sold .....................     37,505,426      (1,251,318)     36,254,108
Gross (loss) profit ....................      3,062,594      (1,148,881)      1,913,713
(Loss) income from operations ..........    (21,256,392)     (1,148,881)    (22,405,273)
(Loss) income before income taxes ......    (22,058,792)     (1,148,881)    (23,207,673)
Net (loss) income ......................    (23,261,074)     (1,148,881)    (24,409,955)
Net (loss) income to common shareholders    (23,261,074)     (1,148,881)    (24,409,955)

CONSOLIDATED STATEMENT OF CASH FLOWS
Net loss ...............................    (23,261,074)     (1,148,881)    (24,409,955)
Receivables, including related parties .      5,323,570       1,266,244       6,589,814
Inventory ..............................     (3,228,323)     (1,222,448)     (4,450,771)
Accounts payable and accrued expenses ..      5,471,715       1,105,085       6,576,800

3.       EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


THREE MONTHS ENDED SEPTEMBER 30, 2005     (LOSS) INCOME       SHARES        PER SHARE
-------------------------------------      ------------    ------------   ------------
                                           (As restated,                  (As restated,
                                            see Note 2)                    see Note 2)
Basic loss per share:
Loss available to common stockholders ..   $(10,284,874)     18,241,045   $      (0.56)

Effect of Dilutive Securities:
Options ................................           --              --             --
Warrants ...............................           --              --             --
                                           ------------    ------------   ------------
Loss available to common stockholders ..   $(10,284,874)     18,241,045   $      (0.56)
                                           ============    ============   ============

THREE MONTHS ENDED SEPTEMBER 30, 2004
-------------------------------------
Basic earnings per share:
Income available to common stockholders    $    211,004      18,112,802   $       0.01

Effect of Dilutive Securities:
Options ................................           --           156,203           --
Warrants ...............................           --              --             --
                                           ------------    ------------   ------------
Income available to common stockholders    $    211,004      18,269,005   $       0.01
                                           ============    ============   ============

                                               LOSS           SHARES        PER SHARE
NINE MONTHS ENDED SEPTEMBER 30, 2005        (NUMERATOR)    (DENOMINATOR)      AMOUNT
------------------------------------       ------------    ------------   ------------
                                            (As restated                  (As restated
                                             see Note 2)                   see Note 2)
Basic loss per share:
Loss available to common stockholders ..   $(24,409,955)     18,220,731   $      (1.34)

Effect of Dilutive Securities:
Options ................................           --              --             --
Warrants ...............................           --              --             --
                                           ------------    ------------   ------------
Loss available to common stockholders ..   $(24,409,955)     18,220,731   $      (1.34)
                                           ============    ============   ============

NINE MONTHS ENDED SEPTEMBER 30, 2004
------------------------------------
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

                                                           Three Months                    Nine months
                                                        Ended September 30,            Ended September 30,
                                                   ----------------------------   ----------------------------
                                                       2005            2004           2005            2004
                                                   ------------    ------------   ------------    ------------
                                                   (As restated,                  (As restated,
                                                    see Note 2)                    see Note 2)
Net (loss) income, as reported .................   $(10,284,874)   $    211,004   $(24,409,955)   $   (170,706)
Add:  Stock-based employee compensation expense
     included in reported net income, net of
     related tax effects .......................           --              --             --              --

Deduct:  Total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax
     effects ...................................        (65,332)         (5,224)      (142,393)        (50,004)
                                                   ------------    ------------   ------------    ------------

Pro forma net (loss) income ....................   $(10,350,206)   $    205,780   $(24,552,348)   $   (220,710)
                                                   ============    ============   ============    ============

(Loss) earnings per share:
       Basic - as reported .....................   $      (0.56)   $       0.01   $      (1.34)   $      (0.01)
       Basic - pro forma .......................   $      (0.56)   $       0.01   $      (1.34)   $      (0.01)
       Diluted - as reported ...................   $      (0.56)   $       0.01   $      (1.34)   $      (0.01)
       Diluted - pro forma .....................   $      (0.56)   $       0.01   $      (1.34)   $      (0.01)


5.       2005 RESTRUCTURING PLAN

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

9.       ACCOUNTS RECEIVABLE

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

10.      SUBSEQUENT EVENT

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, selected statements of operations data shown as a percentage of net sales:


                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                             SEPTEMBER 30,            SEPTEMBER 30,
                                         ---------------------    ---------------------
                                           2005         2004        2005         2004
                                         --------     --------    --------     --------
                                       (as restated,           (as restated,
                                        see Note 2)             see Note 2)

Net sales .........................         100.0 %      100.0 %     100.0 %      100.0%
Cost of goods sold ................         122.1         74.4        95.0         73.3
                                         --------     --------    --------     --------
Gross (loss) profit ...............         (22.1)        25.6         5.0         26.7
Selling expenses ..................           5.8          3.8         5.1          5.0
General and administrative expenses          51.8         19.0        51.5         21.1
Impairment of goodwill ............           4.7          0.0         1.2          0.0
Restructuring costs ...............          24.1          0.0         6.0          0.0
                                         --------     --------    --------     --------
Operating (loss) income ...........        (108.5)%        2.8 %     (58.8)%        0.6 %
                                         ========     ========    ========     ========

         The following table sets forth for the periods indicated revenues attributed to geographical regions based on the location of the customer as a percentage of net sales:

                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                   --------------------    --------------------
                                     2005        2004        2005        2004
                                   --------    --------    --------    --------
                                 (as restated,           (as restated,
                                  see Note 2)             see Note 2)

United States ...............          17.7%        9.7%       12.5%        8.7%
Asia ........................          43.2        19.3        37.8        22.2
Mexico ......................           8.7        44.9        25.8        40.2
Dominican Republic ..........          15.7        15.8        14.1        18.2
Central and South America ...           9.4         7.4         7.4         9.3
Other .......................           5.3         2.9         2.4         1.4
                                   --------    --------    --------    --------
                                      100.0%      100.0%      100.0%      100.0%
                                   ========    ========    ========    ========

         Net sales for the three months ended September 30, 2005 were $9,473,000, a decrease of $7,532,000 or 44.3% compared to the net sales of $17,005,000 for the three months ended September 30, 2004. This decrease was primarily due to a decrease in sales to our Mexican customers of trim and, to a lesser extent, Talon zippers due to an industry shift of apparel production from Latin America to Asia. As reported elsewhere, we are responding to these market changes by reducing our Mexican operation and focusing our efforts on the Asian market. Asian sales of our Talon zippers and trim products increased 23%. Sales of our Tekfit waistband decreased because of lower demand from the single customer for this product.

         Net  sales  for  the  nine  months  ended   September   30,  2005  were
$38,168,000, a decrease of $3,920,000 or 9.3% compared to net sales of $42,088,000 for the nine months ended September 30, 2004. This decrease in net sales occurred in our Mexican operation in the third quarter as the market for trim and zipper products moved from Latin America to Asia. For the period, sales of Talon zippers and trim products by our Asian operation increased approximately 38% over the same period in the prior year. During this period sales of our Tekfit waistband decreased because of lower demand from the single customer for this product.

         Gross loss was $2,094,000 for the three months ended September 30, 2005 compared to a gross profit of $4,346,000, or 25.6% of sales, for the three months ended September 30, 2004. The gross loss included an inventory write down associated with the restructuring plan of $3,447,000. Excluding the inventory restructuring write down, gross profit would have been $1,353,000, or 14.3% of net sales. This amount was adversely affected by the low sales volume resulting in certain fixed costs being absorbed by lower sales and inventory adjustments unrelated to the restructuring plan.

         Gross profit decreased approximately $9,316,000, or 83.0% to $1,914,000 for the nine months ended September 30, 2005 from $11,230,000 for the nine months ended September 30, 2004. Gross profit as a percentage of net sales decreased to approximately 5.0% for the nine months ended September 30, 2005 as compared to 26.7% for the nine months ended September 30, 2004. The decrease in gross profit was due to the inventory write down of $3,447,000 associated with the restructuring plan, an increase in our inventory obsolescence reserve of $1,550,000 recorded in the second quarter of 2005, unabsorbed overhead costs incurred in our North Carolina manufacturing facility, additional charges associated with unrealized charge backs to vendors and customers recorded in the second quarter and credits issued to a customer during the first quarter for defective products received from Pro-Fit Holdings.

         Selling expenses decreased approximately $97,000 or 15.0% to $549,000 for the three months ended September 30, 2005 compared to $646,000 for the prior year period. A portion of this decrease resulted from the restructuring plan implemented during the third quarter. As a percentage of sales, selling expenses were 5.7% of sales compared to 3.8% of sales because we were unable to reduce expenses in direct proportion to the sales decrease.

         Selling expenses for the nine month period ended September 30, 2005 were $1,940,000 or 5.1% of sales compared to $2,121,000 or 5.0% of sales for the nine month period ended September 30, 2004. Selling expenses decreased approximately $181,000 because of cost containment efforts.

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

         During the third quarter of 2005 we recorded a restructuring charge of $6,176,000. These restructuring charges were recorded on our Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2005 in the following line items and amounts:

         Cost of goods sold .....................            $3,447,000
         Goodwill impairment ....................               450,000
         Restructuring costs ....................             2,279,000
                                                             ----------
         Total ..................................            $6,176,000
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

         Net loss was approximately $10,285,000 for the three months ended September 30, 2005 as compared to net income of $211,000 for the three months ended September 30, 2004. Net loss was approximately $24,410,000 for the nine months ended September 30, 2005 as compared to a net loss of $201,000 for the nine months ended September 30, 2004.

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

         We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and available financing will be sufficient to fund our minimum working capital and capital expenditure needs for at least the next twelve months. This conclusion is based on the assumption that we will be successful in restructuring our operations in accordance with the restructuring plan adopted by our board of directors in August 2005, and that we will collect at least $4 million in cash from Azteca Productions International in payment of outstanding accounts receivable within the next 60 days. If we are unable to successfully fully implement our restructuring initiative or collect the receivable, or experience greater than anticipated reductions in sales, we may need to raise additional capital or further reduce the scope of our business in order to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business in response to our failure to implement our restructuring initiative in accordance with our plan, there may be substantial doubt about our ability to continue as a going concern. Our auditors have informed us that they may include in their report on our financial statements for the year ended December 31, 2005 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern if we fail to successfully implement our restructuring initiative.

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

         If we are unable to successfully fully implement our restructuring initiative, or experience greater than anticipated reductions in sales, we may need to raise additional capital or further reduce the scope of our business in order to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business in response to our failure to implement our restructuring initiative in accordance with our plan, there may be substantial doubt about our ability to continue as a going concern. Our auditors have informed us that they may include in their audit report on our financial statements for the year ending December 31, 2005 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern if we fail to successfully implement our restructuring initiative.

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

         Members of the Company's management, including the Company's Chief Executive Officer, Stephen Forte, and then-serving Chief Financial Officer, August DeLuca, evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2005, the end of the period covered by this Quarterly Report. Based upon that evaluation, Mr. Forte and Mr. DeLuca concluded that the Company's disclosure controls and procedures were not effective.

         Subsequently, in the course of preparing and reviewing our annual financial statements for the year ended December 31, 2005, members of current management, including Stephen Forte, Chief Executive Officer, and Lonnie Schnell, Chief Financial Officer, determined that material weaknesses in our internal control over financial reporting continued to exist. These material weaknesses included an error in the second and third quarters of 2005 in the application of generally accepted accounting principles in the recording of revenues during the periods. As a result, we determined to restate our financial statements for the second and third quarters of 2005 to correct the recording of revenues and corresponding net loss figures for those periods as a result of a sale and inventory storage agreement that was effective in the second quarter.

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

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS

         31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended

         31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended

         32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated:   April 17, 2006                 TAG-IT PACIFIC, INC.

         `                              /S/  LONNIE D. SCHNELL
                                        ----------------------------------------
                                        By:  Lonnie D. Schnell
                                        Its: Chief Financial Officer