Form 10-K
period 2005-12-31
TAG IT PACIFIC INC
filed 2006-04-17
CIK 1047881

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
COMMON STOCK, $.001 PAR VALUE                   AMERICAN STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                Yes [_]    No [X]

Indicate by check mark if the registration is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                Yes [_]    No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                                Yes [X]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large  accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).         Yes [_]     No [X]

At June 30, 2005 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $42,684,045. At March 31, 2006 the issuer had 18,376,180 shares of Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's proxy statement with respect to its 2006 annual meeting of stockholders are incorporated by reference into Part III of this report.

================================================================================

                              TAG-IT PACIFIC, INC.
                               INDEX TO FORM 10-K

PART I                                                                      PAGE

Item 1.       Business...................................................      1

Item 1A.      Risk Factors ..............................................      7

Item 1B.      Unresolved Staff Comments .................................     12

Item 2.       Properties.................................................     13

Item 3.       Legal Proceedings..........................................     13

Item 4.       Submission of Matters to a Vote of Security Holders........     14

PART II

Item 5.       Market for Registrant's Common Equity, Related
                 Stockholder Matters and Issuer Purchases of
                 Equity Securities.......................................     15

Item 6.       Selected Financial Data....................................     17

Item 7.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................     18

Item 7A.      Quantitative and Qualitative Disclosures about
                 Market Risk ............................................     32

Item 8.         Financial Statements and Supplementary Data..............     33

Item 9.       Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.....................     70

Item 9A.      Controls and Procedures....................................     70

Item 9B.      Other Information..........................................     71

PART III

Item 10.      Directors and Executive Officers of the Registrant.........     72

Item 11.      Executive Compensation.....................................     72

Item 12.      Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters..............     72

Item 13.      Certain Relationships and Related Transactions.............     72

Item 14.      Principal Accountant Fees and Services.....................     72

PART IV

Item 15.      Exhibits and Financial Statement Schedules.................     72

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Tag-It Pacific is an apparel company that specializes in the distribution of a full range of apparel zippers and trim items to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We manufacture and distribute zippers under our TALON brand name to manufacturers for apparel brands and retailers such as Levi Strauss & Co., Wal-Mart and JC Penny, among others. We act as a full service outsourced trim design, sourcing and management department for manufacturers of fashion apparel such as Abercrombie & Fitch and Kellwood. We also serve as a specified supplier of trim items to owners of specific brands, brand licensees and retailers, including Levi Strauss & Co., Express, The Limited, Lerner, Mother's Work and Miller's Outpost, among others. In our TEKFIT division, we develop and sell apparel components that utilize the patented Pro-Fit technology, including a stretch waistband sold to Levi Strauss & Co.

         We were incorporated in the State of Delaware in 1997. We were formed to serve as the parent holding company of Tag-It, Inc., a California corporation, Tag-It Printing & Packaging Ltd., which changed its name in 1999 to Tag-It Pacific (HK) LTD, a BVI corporation, Tagit de Mexico, S.A. de C.V., A.G.S. Stationery, Inc., a California corporation, and Pacific Trim & Belt, Inc., a California corporation. All of these companies were consolidated under a parent limited liability company in October 1997. These companies became our wholly owned subsidiaries immediately prior to the effective date of our initial public offering in January 1998. In 2000, we formed two wholly owned subsidiaries of Tag-It Pacific, Inc: Tag-It Pacific Limited, a Hong Kong corporation, and Talon International, Inc., a Delaware corporation. Our Web site is WWW.TAGITPACIFIC.COM. Our Web site address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document.

BUSINESS SUMMARY

         We operate our business within three product groups, Talon, Trim, and Tekfit. In our Talon group, we design, engineer, test and distribute zippers under our TALON trademark and trade names to apparel brands and manufacturers. TALON enjoys brand recognition in the apparel industry worldwide. TALON is a 100-year-old brand, which is well known for quality and product innovation. TALON was the original pioneer of the formed wire metal zipper for the jeans industry and is a specified zipper brand for manufacturers in the sportswear and outerwear markets. We have introduced a revised line of high quality zippers, broadened distribution to Asia, Mexico and Central America and initiated a new sales and marketing effort for this brand. We have also developed, and are now implementing, what we refer to as our TALON franchise strategy, whereby we appoint suitable distributors in various geographic international regions to finish and sell zippers under the TALON brand name. Our distributors purchase and install locally equipment for dying and producing finished zippers. We expect this program to significantly expand the geographic footprint of our TALON products. TALON is promoted both within our trim packages, as well as a stand-alone product line.

         In our Trim products group, we have positioned ourselves as a fully integrated single-source supplier, designer and sourcing agent of a full range of trim items for manufacturers of fashion apparel. Our business focuses on servicing all of the trim requirements of our customers at the manufacturing and retail brand level of the fashion apparel industry. Trim items include labels, buttons, rivets, printed marketing material, polybags, packing cartons, and hangers. Trim items comprise a relatively small part of the cost of most apparel products but comprise the vast majority of components necessary to fabricate a typical apparel product. We offer customers a one-stop outsourced service for all trim related matters. Our teams work with the apparel designers, and function as an extension of their staff. We are responsible for creating sample designs for all the trim our clients require.

         For example, if one of our customers is creating a new pair of cargo pants for their fall collection, we will collaborate with them on their design vision, then present several examples of their vision in graphic form for all trim components. We will design the buttons, snaps, hang tags, labels, zipper pullers and other items. Once our customer selects the designs they like, our sourcing team will review our proprietary database of manufacturers worldwide to find the best manufacturers for the type of items being produced. The sourcing is a critical part of our service. Knowing exactly where to go for proper paper finishes, distressing or other types of material needs and manufacturing techniques is critical. Because we perform this function for many different global projects and apparel brands, we have a depth and breadth of knowledge in sourcing that our customers can not achieve, and therefore offer a significant value to our customers. In addition, because we are consistently innovating new items, manufacturing techniques and finishes, we bring many new, fresh and unique trim ideas to our customers. Once we find the appropriate manufacturers, we create production samples of all of our designs, and review the samples with our customers so they can make a final decision while looking at the actual items that will be used on the garments. Once our customer selects the appropriate items, we are nominated as the sole-source trim supplier for the project, and all of our customer's factories are then required to purchase their trim from us. Throughout the garment manufacturing process, Tag-It is consistently monitoring the timing and accuracy of the production items to ensure the production items exactly match all samples when delivered to our customer's apparel factories.

         We also serve as a specified supplier for a variety of major retail brand and private label oriented companies. A specified supplier is a supplier that has been approved for quality and service by a major retail brand or private label company. Contractors manufacturing for the retail brand or private label company must purchase their trim requirements from a supplier that has been specified. We seek to expand our services as a vendor of select lines of trim items for such customers, to being a preferred or single source provider of all of such brand customer's authorized trim requirements. Our ability to offer brand name and private label oriented customers a full range of trim products is attractive because it enables our customers to address their quality and supply needs for all of their trim requirements from a single source, avoiding the time and expense necessary to monitor quality and supply from multiple vendors and manufacturer sources. Becoming a specified supplier to brand customers gives us an advantage to become the preferred or sole vendor of trim items for all manufacturers of apparel under that brand name.

         Our team of sales representatives, program managers, creative design personnel and global production and distribution coordinators at our facilities located in the United States, China and the Caribbean enable us to take advantage of and address the increasingly complicated requirements of the large and expanding demand for complete trim packages. We plan to continue to expand operations in Asia, Europe, Central and South America and the Caribbean to take advantage of the large apparel manufacturing markets in these regions.

PRODUCTS

         TALON BRAND ZIPPERS. We offer a full line of metal and synthetic zippers bearing the TALON brand name. TALON zippers are used primarily by manufacturers in the apparel industry and are distributed through our distribution facilities in the United States, Mexico and China and through distributors, who we refer to as franchisees, in other international markets.

         We are negotiating with several distributors and agents that service local markets in Asia, Africa and the Middle East, and are establishing several non-exclusive relationships to service these markets. Previously, we had established franchises with specific geographic territories. However, in the fourth quarter of 2005 we modified our strategy to a non-exclusive model, allowing our agents and franchises to operate on a non-exclusive basis. We are continuing to negotiate with distributors that service local apparel manufacturing regions in the United States and overseas, and this strategy will be a significant focus in 2006. We offer manufacturers technologically advanced equipment for efficiently handling TALON zippers and applying them into garments. The branded apparel zipper market is dominated by one company and we are positioning TALON to be a viable global alternative to this competitor and capture an increased market share position. We plan to leverage the brand awareness of the TALON name by branding other products in our line with the TALON name.

         MANAGED TRIM SOLUTION. We consider a high level of customer service essential to our success. We combine our high level of customer service with our MANAGED TRIM SOLUTION to offer our customers a complete trim service product. We believe this full-service product gives us a competitive edge over companies that only offer selected trim components because our MANAGED TRIM SOLUTION saves our customers time and work hours in ordering, designing, sampling and managing trim orders from several different suppliers. Our MANAGED TRIM SOLUTION is a trim development system that allows us to provide our customers with a customized, comprehensive system for the management of virtually all aspects of their trim programs. Our proprietary TRIMNET software, a web based e-sourcing system, has allowed us to seamlessly supply complete trim packages to apparel brands, retailers and manufacturers around the world over the past several years.

         We produce customized woven, leather, synthetic, embroidered and novelty labels and tapes, which can be printed on or woven into a wide range of fabrics and other materials using various types of high-speed equipment. As an additional service, we may lease to our customers the machinery used to attach the buttons, rivets and snaps we distribute.

         In 2005 we marketed and supplied our customers with complete trim packages on a per-garment basis which we assembled on behalf of our customers. Each trim package included all items of trim that a customer needed in the manufacture of a particular item of apparel. Our complete trim packages included a variety of trim items including thread, zippers, labels, buttons, rivets, polybags, packing cartons and hangers. We also included in our trim packages printed marketing materials including hang tags, bar-coded hang tags, pocket flashers, waistband tickets and size stickers that were attached to products to identify and promote the products, permit automated data collection, provide brand identification and communicate consumer information such as a product's retail price, size, fabric content and care instructions. We plan to continue to sell the trim package components separately, but phase-out the offering as a complete kit as our cost of labor for the assembly is no longer competitive, and the market is not willing to pay the premium for pre-assembly of the trim material. In 2005 we also decided to discontinue offering thread as a portion of our trim products and we negotiated an agreement with our major supplier for the return of substantially all of the company's thread products. We instead, are sharpening our focus on the market opportunity in which we add the most value, our MANAGED TRIM SOLUTION.

         TEKFIT. We distribute a proprietary stretch waistband under our Exclusive License and Intellectual Property Rights agreement with Pro-Fit Holdings, Limited ("Pro-Fit"). The agreement gives us the exclusive rights to sell or sublicense stretch waistbands manufactured under the patented technology developed by Pro-Fit for garments manufactured anywhere in the world for the U.S. market and for all U.S. brands for the life of the patent and its related know-how. We offer apparel manufacturers advanced, patented fabric technologies to utilize in their garments under the TEKFIT name. This technology allows fabrics to be altered through the addition of stretch characteristics resulting in greatly improved fit and comfort. Currently, we are supplying Levi Strauss & Co. with TEKFIT waistbands for their Dockers(R) programs. Our exclusive supply arrangement with Levi Strauss & Co. is for twill type pants only. This technology allows pant manufacturers to build in a stretch factor into standard waistbands that does not alter the appearance of the garment, but will allow the waist to stretch out and back by as much as two waist sizes.

         We are presently in litigation with Pro-Fit relating to our rights under the agreement, as described more fully in Item 3 "Legal Proceedings" below. As we derive a significant amount of revenue from the sale of products incorporating the stretch waistband technology, our business, results of operations and financial condition could be materially adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us.

DESIGN AND DEVELOPMENT

         Our in-house creative team produces products with innovative technology and designs that we believe distinguish our products from those of our competitors. We support our skills and expertise in material procurement and product-manufacturing coordination with product technology and designs intended to meet fashion demands, as well as functional and cost parameters. Many specialty design companies with which we compete have limited sourcing or manufacturing experience. These companies create designs that often cannot be implemented due to difficulties in the manufacturing process, the expenses of required materials, or a lack of functionality in the resulting product. We design products to function within the limitations imposed by the applicable manufacturing framework. Using our manufacturing and sourcing experience, we minimize the time-consuming delays that often arise in
coordinating  the  efforts  of  independent   design  houses  and  manufacturing
facilities. By supporting our material procurement and product manufacturing services with design services, we believe that we reduce development and production costs and deliver products to our customers sooner than many of our competitors. Our development costs are low, most of which are borne by our customers. Our design teams are based out of our California and Hong Kong facilities.

CUSTOMERS

         We have more than 300 active customers. Our customers include the designated suppliers of well-known apparel manufacturers, such as Levi Strauss & Co., The Limited Group, Mother's Work, Kellwood, and VF Corporation, among others. Our customers also include contractors for specialty retailers such as Miller's Outpost and mass merchant retailers such as Wal-Mart.

         In 2002, we entered into an exclusive supply contract with Levi Strauss & Co. Under the terms of the supply agreement, Levi Strauss & Co. agreed to purchase a minimum of $10 million of TEKFIT stretch waistbands, various other trim products, garment components and services over the two-year term of the agreement. On July 16, 2004, we amended our exclusive supply agreement with Levi Strauss & Co. to provide for an additional two-year term through November 2006. Levi Strauss & Co. also appointed TALON as an approved zipper supplier.

         For the year ended December 31, 2005, no single customer represented more than 10% of our consolidated net sales; however, our three largest customers represented approximately 22% of our consolidated net sales. Two major customers accounted for approximately 22% of our net sales for the year ended December 31, 2004. Three major customers, two of which were related parties, accounted for approximately 64% of our consolidated net sales for the year ended December 31, 2003.

         Our results of operations will depend to an extent upon the commercial success of these customers. If these customers fail to purchase trim products at anticipated levels, or the relationship terminates, it may have an adverse affect on our results of operations. If the financial condition of these customers were to deteriorate, resulting in an impairment of their ability to purchase inventories or repay receivables, it may also have an adverse affect on our results of operations. The financial position and operations of these customers are monitored on an ongoing basis. United States export sales are not a significant part of our business. Backlogs are not considered material in the industries in which we compete.

SALES AND MARKETING

         We sell our principal products through our own sales force based in Los Angeles, California, various other cities in the United States, Hong Kong, China, Taiwan and Mexico. We also employ customer service representatives who are assigned to key customers and provide in-house customer service support. Our senior executives have developed relationships with our major customers at senior levels. These executives actively participate in marketing and sales functions and the development of our overall marketing and sales strategies. When we become the outsourcing vendor for a customer's packaging or trim requirements, we position ourselves as if we are an in-house department of the customer's trim procurement operation.

SOURCING AND ASSEMBLY

         We have developed expertise in identifying high quality materials, competitive prices and approved vendors for particular products and materials. This expertise enables us to produce a broad range of packaging and trim products at various price points. The majority of products that we procure and distribute are purchased on a finished good basis. Raw materials, including paper products and metals used to manufacture zippers, used in the assembly of our trim kits are available from numerous sources and are in adequate supply. We purchase products from several qualified material suppliers.

         We create most product artwork and any necessary dies and molds used to design and manufacture our products. All other products that we design and sell are produced by third party vendors. We are confident in our ability to secure high quality alternative manufacturing sources. We intend to continue to outsource production to qualified vendors, particularly with respect to manufacturing activities that require substantial investment in capital equipment.

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

INTELLECTUAL PROPERTY RIGHTS AND LICENSES

         We have trademarks as well as copyrights, software copyrights and trade names for which we rely on common law protection, including the TALON trademark. Several of our other trademarks are the subject of applications for federal trademark protection through registration with the United States Patent and Trademark Office, including "Tag-It", "Managed Trim Solution" and "TekFit". We also rely on our Exclusive License and Intellectual Property Rights agreement with Pro-Fit to sell our TEKFIT Stretch waistbands. The agreement gives us the exclusive rights to sell or sublicense stretch waistbands manufactured under the patented technology developed by Pro-Fit for garments manufactured anywhere in the world for the U.S. market and for all U.S. brands, for an indefinite term that extends for the duration of the patent and trade secrets licensed under the agreement. We are presently in litigation with Pro-Fit relating to our rights under the agreement, as described more fully elsewhere in this report.

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

INVENTORIES

         In order to meet the rapid delivery requirements of our customers, we may be required to purchase inventories based upon projections made by our customers. In these cases we may carry a substantial amount of inventory on their behalf. We attempt to manage this risk by obtaining customer commitments to purchase any excess inventories. These buyback arrangements provide that in the event that inventories remain with us in excess of six to nine months from our receipt of the goods from our vendors or the termination of production of a customer's product line related to the inventories, the customer is required to purchase the inventories from us under normal invoice and selling terms. While these agreements provide us some advantage in the negotiated disposition of these inventories, we cannot be assured that our customers will complete these agreements or that we can enforce these agreements without adversely affecting our business operations.

COMPETITION

         We compete in highly competitive and fragmented industries that include numerous local and regional companies that provide some or all of the products we offer. We also compete with United States and international design companies, distributors and manufacturers of tags, trim, packaging products and zippers. Some of our competitors, including Paxar Corporation, YKK (R), Universal Button, Inc., Avery Denison Corporation and Scovill Fasteners, Inc. have greater name recognition, longer operating histories and greater financial and other resources.

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

SEGMENT INFORMATION

         We operate primarily in one industry segment, the distribution of a full range of apparel zipper and trim products to manufacturers of fashion apparel, specialty retailers and mass merchandisers.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREA

         We sell the majority of our products to U.S. based brands, retailers and manufacturers. The majority of these customers produce their products or outsource the production of their products in manufacturing facilities located outside of the U.S., primarily in Asia, Mexico, the Dominican Republic and Central and South America.

         A summary of our domestic and international net sales and long-lived assets is set forth in Item 8, "Notes to consolidated financial statements",
Note 15. Approximately 81% of our overall net sales came from sales to U.S. based or contract manufacturers' facilities located outside of the United States during the year ended December 31, 2005.

         We are subject to certain risks referred to in Item 1A, "Risk Factors" and Item 3, "Legal Proceedings", including those normally attending international and domestic operations, such as changes in economic or political conditions, currency fluctuations, foreign tax claims or assessments, exchange control regulations and the effect of international relations and domestic affairs of foreign countries on the conduct of business, legal proceedings, and the availability and pricing of raw materials.

EMPLOYEES

         As of December 31, 2005, we had approximately 131 full-time employees including 41 in the United States, 65 employees in Hong Kong, 6 employees in the Dominican Republic, and 19 employees in Mexico. Our labor forces are non-union. We believe that we have satisfactory employee and labor relations.

CORPORATE GOVERNANCE AND INFORMATION RELATED TO SEC FILINGS

         Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Web site, www.tagitpacific.com (in the "Investor Relations" section, as soon as reasonably practical after electronic filing with or furnishing of such material to the SEC.) We make available at the Web site our
(i) shareholder communications policies, (ii) Code of Ethical Conduct, (iii) the charters of the Audit and Nominating Committees of our Board of Directors, and
(iv) Employee Complaint Procedures for Accounting and Auditing Matters. These materials are also available free of charge in print to stockholders who request them by writing to: Investor Relations, Tag-It Pacific, Inc., 21900 Burbank Boulevard, Suite 270, Woodland Hills, CA 91367. Our Web site address provided in this Annual Report on

Form 10-K is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document.

ITEM 1A. RISK FACTORS

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

         OUR GROWTH AND OPERATING RESULTS COULD BE MATERIALLY, ADVERSELY EFFECTED IF WE ARE UNSUCCESSFUL IN RESOLVING A DISPUTE THAT NOW EXISTS REGARDING OUR RIGHTS UNDER OUR EXCLUSIVE LICENSE AND INTELLECTUAL PROPERTY AGREEMENT ("AGREEMENT") WITH PRO-FIT. Pursuant to our agreement with Pro-Fit Holdings,
Limited, we have exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. We are in litigation with Pro-Fit regarding our rights. See Item 3, "Legal Proceedings" for discussion of this litigation. We derive a significant amount of revenues from the sale of products incorporating the stretch waistband technology. Our business, results of operations and financial condition could be materially adversely affected if we are unable to conclude our present negotiations in a manner acceptable to us and ensuing litigation is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

         FAILURE TO MANAGE OUR CORPORATE RESTRUCTURING COULD IMPAIR OUR BUSINESS. In an effort to better align our organizational and cost structures with our future growth opportunities, in August 2005 our Board of Directors adopted a restructuring plan for our company that we believe was substantially completed by December 31, 2005. The plan included restructuring our global operations by eliminating redundancies in our Hong Kong operation, closing our Mexican facilities, converting our Guatemala facility from a manufacturing site to a distribution center, and closing our North Carolina manufacturing facility. We have also refocused our sales efforts on higher margin products, which may result in lower net sales over the next twelve months.

         While we expect that the restructuring will result in reduced operating costs and improved operating results and cash flows, there can be no assurance that these results will be achieved. We recorded restructuring costs during 2005 of $6.4 million. We face many challenges related to our decision to implement this restructuring plan, including that we may not execute the restructuring effectively, and our expectation that we will benefit from greater efficiencies may not be realized. Any failure on our part to successfully manage these challenges or other unanticipated consequences may result in the loss of customers and sales, which could cause our results to differ materially from our current expectations. The challenges we face include:

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

         o        We may experience decreases in employee morale; and

         o        We  may  experience   unanticipated   expenses   winding  down
                  manufacturing operations, including labor costs, which may adversely affect our results of operations in the short term.

         WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN IF WE DO NOT SUCCESSFULLY ACHIEVE CERTAIN OBJECTIVES. If we are unable to successfully fully implement our restructuring initiative, or collect the note receivable, or experience greater than anticipated reductions in sales, we may need to raise additional capital or further reduce the scope of our business to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital, or reduce the scope of our business in response to our failure to implement our restructuring initiative in accordance with our plan, or fail to achieve other operating objectives, we may be otherwise unable to achieve our goals or continue our operations. Our auditors have included in their report on our financial statements for the year ending December 31, 2005 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

         IF WE LOSE OUR LARGER CUSTOMERS OR THEY FAIL TO PURCHASE AT ANTICIPATED LEVELS, OUR SALES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED. Our results of operations will depend to a significant extent upon the commercial success of our larger customers. If these customers fail to purchase our products at anticipated levels, or our relationship with these customers terminates, it may have an adverse affect on our results because:

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

         CONCENTRATION OF RECEIVABLES FROM OUR LARGER CUSTOMERS MAKES RECEIVABLE BASED FINANCING DIFFICULT AND INCREASES THE RISK THAT IF OUR LARGER CUSTOMERS FAIL TO PAY US, OUR CASH FLOW COULD BE SEVERELY AFFECTED. Our business relies heavily on a relatively small number of customers. This concentration of our business reduces the amount we can borrow from our lenders under receivables based financing agreements. If we are unable to collect any large receivables due us, our cash flow would be severely impacted.

         IF CUSTOMERS DEFAULT ON INVENTORY PURCHASE COMMITMENTS WITH US, WE WILL BE LEFT HOLDING NON-SALABLE INVENTORY. We hold significant inventories for specific customer programs, which the customers have committed to purchase. If any customer defaults on these commitments, or insists on markdowns, we may incur a charge in connection with our holding significant amounts of non-salable inventory and this would have a negative impact on our operations and cash flow.

         OUR REVENUES MAY BE HARMED IF GENERAL ECONOMIC CONDITIONS WORSEN. Our revenues depend on the health of the economy and the growth of our customers and potential future customers. When economic conditions weaken, certain apparel manufacturers and retailers, including some of our customers may experience financial difficulties that increase the risk of extending credit to such customers. Customers adversely affected by economic conditions have also attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that we will remain a preferred vendor to our existing customers. A decrease in business from or loss of a major customer could have a material adverse effect on our results of operations. Further, if the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

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

         Due to these factors, it is possible that in some quarters our operating results may be below our stockholders' expectations and those of public market analysts. If this occurs, the price of our common stock could be adversely affected. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. In October 2005, a securities class action lawsuit was filed against us. See Item 3, "Legal Proceedings" for a detailed description of this lawsuit.

         THE OUTCOME OF LITIGATION IN WHICH WE HAVE BEEN NAMED, AS A DEFENDANT IS UNPREDICTABLE AND AN ADVERSE DECISION IN ANY SUCH MATTER COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS. We are defendants in a number of litigation matters. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been named a party, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material adverse affect on our financial position and results of operations.

         We maintain product liability and director and officer insurance that we regard as reasonably adequate to protect us from potential claims; however we cannot assure you that it will. Further, the costs of insurance have increased dramatically in recent years, and the availability of coverage has decreased. As a result, we cannot assure you that we will be able to maintain our current levels of insurance at a reasonable cost, or at all.

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

         IF WE EXPERIENCE DISRUPTIONS AT ANY OF OUR FOREIGN FACILITIES, WE WILL NOT BE ABLE TO MEET OUR OBLIGATIONS AND MAY LOSE SALES AND CUSTOMERS. Currently, we do not operate duplicate facilities in different geographic areas. Therefore, in the event of a regional disruption where we maintain one or more of our facilities, it is unlikely that we could shift our operations to a different geographic region and we may have to cease or curtail our operations. This may cause us to lose sales and customers. The types of disruptions that may occur include:

         o        Foreign trade disruptions;

         o        Import restrictions;

         o        Labor disruptions;

         o        Embargoes;

         o        Government intervention;

         o        Natural disasters; or

         o        Regional pandemics.

         INTERNET-BASED SYSTEMS THAT HOST OUR MANAGED TRIM SOLUTION MAY EXPERIENCE DISRUPTIONS AND AS A RESULT WE MAY LOSE REVENUES AND CUSTOMERS. Our MANAGED TRIM SOLUTION is an Internet-based business-to-business e-commerce system. To the extent that we fail to adequately continue to update and maintain the hardware and software implementing the system, our customers may experience interruptions in service due to defects in our hardware or our source code. In addition, since our software is Internet-based, interruptions in Internet service generally can negatively impact our customers' ability to use the MANAGED TRIM SOLUTION to monitor and manage various aspects of their trim needs. Such defects or interruptions could result in lost revenues and lost customers.

         THERE ARE MANY COMPANIES THAT OFFER SOME OR ALL OF THE PRODUCTS AND SERVICES WE SELL AND IF WE ARE UNABLE TO SUCCESSFULLY COMPETE OUR BUSINESS WILL BE ADVERSELY AFFECTED. We compete in highly competitive and fragmented industries with numerous local and regional companies that provide some or all of the products and services we offer. We compete with national and international design companies, distributors and manufacturers of tags, packaging products, zippers and other trim items. Some of our competitors have greater name recognition, longer operating histories and greater financial and other resources than we do.

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

         IF OUR PRODUCTS INFRINGE ANY OTHER PERSON'S PROPRIETARY RIGHTS, WE MAY BE SUED AND HAVE TO PAY LEGAL EXPENSES AND JUDGMENTS AND REDESIGN OR DISCONTINUE SELLING OUR PRODUCTS. From time to time in our industry, third parties allege infringement of their proprietary rights. Any infringement claims, whether or not meritorious, could result in costly litigation or require us to enter into royalty or licensing agreements as a means of settlement. If we are found to have infringed the proprietary rights of others, we could be required to pay damages, cease sales of the infringing products and redesign the products or discontinue their sale. Any of these outcomes, individually or collectively, could have a material adverse effect on our operating results and financial condition.

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

         o        Interest rates;

         o        Changes in accounting principles;

         o        Intellectual property and legal matters;

         o Sales of common stock by existing shareholders or holders of options;

         o        Announcements of key developments by our competitors; and

         o        The   reaction   of  markets   and   securities   analysts  to
                  announcements and developments involving our company.

         IF WE NEED TO SELL OR ISSUE ADDITIONAL SHARES OF COMMON STOCK OR ASSUME ADDITIONAL DEBT TO FINANCE FUTURE GROWTH, OUR STOCKHOLDERS' OWNERSHIP COULD BE DILUTED OR OUR EARNINGS COULD BE ADVERSELY IMPACTED. Our business strategy may include expansion through internal growth, by acquiring complementary businesses or by establishing strategic relationships with targeted customers and suppliers. In order to do so or to fund our other activities, we may issue additional equity securities that could dilute our stockholders' value. We may also assume additional debt and incur impairment losses to our intangible assets if we acquire another company.

         IF WE ARE NOT ABLE TO REGAIN COMPLIANCE WITH LISTING REQUIREMENTS, OUR SHARES MAY BE REMOVED FROM LISTING ON AMEX. We have been advised by AMEX that we are non-compliant with certain listing requirements related to the number of independent board members, and the number of members on our audit committee. The AMEX has allowed the company until July 28, 2006 to regain compliance with these matters. We have also suffered substantial recurring losses and may fail to comply with other listing requirements of AMEX. We may not be able to regain compliance with these matters within the time allowed by the exchange, and our shares of common stock may be removed from the listing on AMEX.

         WE MAY NOT BE ABLE TO REALIZE THE ANTICIPATED BENEFITS OF ACQUISITIONS. We may consider strategic acquisitions as opportunities arise, subject to the obtaining of any necessary financing. Acquisitions involve numerous risks, including diversion of our management's attention away from our operating activities. We cannot assure you that we will not encounter unanticipated problems or liabilities relating to the integration of an acquired company's operations, nor can we assure you that we will realize the anticipated benefits of any future acquisitions.

         OUR ACTUAL TAX LIABILITIES MAY DIFFER FROM ESTIMATED TAX RESULTING IN UNFAVORABLE ADJUSTMENTS TO OUR FUTURE RESULTS. The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of uncertain tax issues is subject to our assessment of relevant risks, facts, and circumstances existing at that time. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate and our financial results. See Item 3 "Legal Proceedings" for discussion of certain tax claims.

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

         INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS. As of March 31, 2006, our officers and directors and their affiliates beneficially owned approximately 10.5% of the outstanding shares of our common stock. The Dyne family, which includes Mark Dyne, Colin Dyne, and Jonathan Burstein, who are also our directors; Larry Dyne and the estate of Harold Dyne; beneficially owned approximately 12.7% of the outstanding shares of our common stock at March 31, 2006. As a result, our officers and directors and the Dyne family are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

         WE MAY FACE INTERRUPTION OF PRODUCTION AND SERVICES DUE TO INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM. Our business depends on the free flow of products and services through the channels of commerce. In response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services may be slowed or stopped altogether. Extensive delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential delays. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities. The United States economy in general may be adversely affected by the terrorist activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.


ITEM 1B. UNRESOLVED STAFF COMMENTS

         None.

ITEM 2.  PROPERTIES

         Our headquarters are located in the greater Los Angeles area, in Woodland Hills, California, where we lease approximately 8,800 square feet of administrative and product development space. In addition to the Woodland Hills facility, we lease 675 square feet of office space in Columbus, Ohio; 54,000 square feet of warehouse space in Gastonia, North Carolina; 5,400 square feet of office and warehouse space in Kwun Tong, Hong Kong; 4,100 square feet of warehouse space in Santiago, Dominican Republic; and 50,000 square feet of warehouse, distribution and administration space in Puebla, Mexico. The lease agreements related to these properties expire at various dates through September 2010. We also own a building with 41,650 square feet of manufacturing and warehouse space in Kings Mountain, North Carolina, which is being held for sale. We believe our existing facilities are adequate to meet our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         On October 12, 2005, a shareholder class action complaint-- HUBERMAN V. TAG-IT PACIFIC, INC., ET AL., Case No. CV05-7352 R(Ex)--was filed against us and certain of our current and former officers and directors in the United States District Court for the Central District of California alleging claims under
Section 10(b) and Section 20 of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The action is brought on behalf of all purchasers of our publicly-traded securities during the period from November 14, 2003 to August 12, 2005. On January 23, 2006 the court heard competing motions for appointment of lead plaintiff/counsel and appointed Seth Huberman as lead plaintiff. The lead plaintiff thereafter filed an amended complaint on March 13, 2006. The amended complaint alleges that defendants made false and misleading statements about the company's financial situation and its relationship with certain of its large customers during a purported class period between November 13, 2003 and August 12, 2005. It purports to state claims under Section 10(b)/Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. We intend to file a motion to dismiss the amended complaint, which motion is scheduled to be heard on June 19, 2006. Pursuant to the Private Securities Litigation Reform act, discovery is stayed in the case. Although we believe that we and the other defendants have meritorious defenses to the class action complaint and intend to contest the lawsuit vigorously, an adverse resolution of any of the lawsuit could have a material adverse effect on our financial position and results of operations. At this early stage of the litigation, we are not able to reasonably predict the outcome of this action or estimate potential losses, if any, related to the lawsuit.

         We have filed suit against Pro-Fit Holdings, Limited in the U.S. District Court for the Central District of California -- TAG-IT PACIFIC, INC. V. PRO-FIT HOLDINGS, LIMITED, CV 04-2694 LGB (RCx) -- based on various contractual and tort claims relating to our exclusive license and intellectual property agreement, seeking declaratory relief, injunctive relief and damages. The agreement with Pro-Fit gives us the exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. Pro-Fit filed an answer denying the material allegations of the complaint and filed a counterclaim alleging various contractual and tort claims seeking injunctive relief and damages. We filed a reply denying the material allegations of Pro-Fit's pleading. Pro-Fit has since purported to terminate the exclusive license and intellectual property agreement based on the same alleged breaches of the agreement that are the subject of the parties' existing litigation, as well as on an additional basis unsupported by fact. In February 2005, we amended our pleadings in the litigation to assert additional breaches by Pro-Fit of its obligations us under the agreement and under certain additional letter agreements, and for a declaratory judgment that Pro-Fit's patent No. 5,987,721 is invalid and not infringed by us. Thereafter, Pro-Fit filed an amended answer and counterclaim denying the material allegations of the amended complaint and alleging various contractual and tort claims seeking injunctive relief and damages. Pro-Fit further asserted that we infringed its United States Patent Nos. 5,987,721 and 6,566,285. We filed a reply denying the substantive allegations of the reply. At our request, the Court bifurcated the contract issues for trial which was scheduled to commence on January 10, 2006 but has since been postponed by the Court. The parties have filed summary judgment motions which may dispose of some of the issues in this case prior to trial. The remaining issues will be tried at a later date. We derive a significant amount of revenue from the sale of products incorporating the stretch waistband technology, our business, results of operations and financial condition could be materially adversely affected if the dispute with Pro-Fit is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

         In December 2005 a lawsuit was filed against us in the United States District Court, Central District of California -- TODO TEXTIL, S.A. V. TAG-IT PACIFIC, INC., TALON INTERNATIONAL, INC., COLIN DYNE, JONATHAN MARKILES, ET AL., Case No. CV05-8498 MMM (RCx) in which the claimant alleges we breached an operating contract with the plaintiff. This matter is in the initial stages of litigation and we believe it is without merit and that there will not be a material affect on us.

         A subsidiary, Tag-It de Mexico, S.A. de C.V., was operating under the Mexican government's Maquiladora Program, which entitled Tag-It de Mexico to certain favorable treatment as respects taxes and duties regarding certain imports. In July of 2005, the Mexican Federal Tax Authority asserted a claim against Tag-It de Mexico alleging that certain taxes had not been paid on imported products during the years 2000, 2001, 2002 and 2003. In October of 2005, Tag-It filed a procedural opposition to the claim and, in December of 2005, submitted documents to the Mexican Tax Authority in opposition to this claim, supporting the company's position that the claim was without merit. The Mexican Federal Tax Authority has failed to respond to the opposition filed, and the required response period has lapsed. In addition, a controlled entity incorporated in Mexico (Logistica en Avios, S.A. de C.V.) through which Tag-It conducts its operations, may be subjected to a claim or claims from the Mexican Tax Authority, as identified directly above, and additionally to other tax issues, including those arising from employment taxes. Tag-It believes that the claim is defective on both procedural and documentary grounds and does not believe there will be a material adverse affect on us.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

         Tag-It Pacific's Common Stock is traded on the American Stock Exchange under the symbol "TAG." The following table sets forth the high and low sales prices for the Common Stock as reported by the American Stock Exchange.

                                                       HIGH             LOW
                                                       ----             ---
         YEAR ENDED DECEMBER 31, 2005
              1st  Quarter.....................      $  5.45        $   4.24
              2nd Quarter......................         4.10            2.11
              3rd Quarter......................         2.11            0.79
              4th Quarter......................         0.89            0.29

         YEAR ENDED DECEMBER 31, 2004
              1st  Quarter.....................      $  6.14        $   4.30
              2nd  Quarter.....................         5.99            4.20
              3rd  Quarter.....................         4.35            3.09
              4th  Quarter.....................         4.58            2.81

         On March 31, 2006, the closing sales price of our Common Stock as reported on the American Stock Exchange was $0.81 per share. As of March 31, 2006, there were 1,333 record holders of our Common Stock.

DIVIDENDS

         We have never paid dividends on our Common Stock. We are restricted from paying dividends under our Secured Convertible Promissory Notes until such notes are fully paid or converted to Common Stock. It is our intention to retain any future earnings for use in our business.

UNREGISTERED SALES OF EQUITY SECURITIES

         During the first quarter of 2006, we granted non-qualified options to purchase shares of our commons stock to the following executive officers:

         o As of January 16, 2006, we granted Stephen P. Forte, our Chief Executive Officer, an option to purchase 900,000 shares of common stock at an exercise price of $0.37 per share, which vests over a period of three years;

         o As of January 26, 2006, we granted Lonnie D. Schnell, our newly appointed Chief Financial Officer, an option to purchase 400,000 shares of common stock at an exercise price of $0.59 per share, which vests over a period of four years; and

         o As of March 1, 2006, we granted Wouter van Biene, our newly appointed Chief Operating Officer, an option to purchase 325,000 shares of common stock at an exercise price of $0.53 per share, which vests over a period of three years.

         Each of the foregoing option grants were issued as an inducement to employment pursuant to AMEX Company Guide Section 711(a), and were approved by our Board of Directors, including a majority of the independent directors. The issuances of these options were exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data is not necessarily indicative of our future financial position or results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included in Item 8, "Financial Statements and Supplementary Data" of this Report on Form 10-K.

                                                                YEARS ENDED DECEMBER 31,
                                                         (In thousands except per share data)
                                                 2001(1)      2002      2003(1)    2004(1,2)    2005(1)
                                                --------    --------   --------    --------    --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenue ...............................   $ 43,568    $ 60,073   $ 64,443    $ 55,109    $ 47,331
Income (loss) from operations ...............   $   (253)   $  3,044   $ (5,881)   $(14,527)   $(27,409)
Net income (loss) ...........................   $ (1,226)   $  1,496   $ (4,745)   $(17,609)   $(29,538)
Net income (loss) per share - basic .........   $  (0.16)   $   0.14   $  (0.46)   $  (1.02)   $  (1.62)
Net income (loss) per share - diluted .......   $  (0.16)   $   0.14   $  (0.46)   $  (1.02)   $  (1.62)
Weighted average shares outstanding - basic .      8,017       9,232     10,651      17,316      18,226
Weighted average shares outstanding - diluted      8,017       9,531     10,651      17,316      18,226

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents ...................   $     47    $    285   $ 14,443    $  5,461    $  2,277
Total assets ................................   $ 40,794    $ 54,055   $ 67,770    $ 56,448    $ 30,321
Capital lease obligations, line of credit and
   notes payable ............................   $ 15,685    $ 21,263   $ 11,759    $ 18,792    $ 16,001
Convertible redeemable preferred stock ......   $  2,895    $  2,895   $  2,895    $   --      $   --
Stockholders' equity ........................   $ 15,428    $ 18,467   $ 43,564    $ 30,195    $    912
Total liabilities and stockholders' equity ..   $ 40,794    $ 54,055   $ 67,770    $ 56,448    $ 30,321

PER SHARE DATA:
Net book value per common share .............   $   1.76    $   1.98   $   3.79    $   1.66    $   0.05
Common shares outstanding ...................      8,770       9,320     11,508      18,171      18,241

----------
(1) We incurred restructuring costs of $6.4 million, $.4 million, $7.7 million, and $1.6 million during the years ended December 31, 2005, 2004, 2003 and 2001, respectively.

(2) We incurred net charges of $4.3 million from the write-off of obligations due from a former major customer and other fourth quarter adjustments totaling $9.5 million during the year ended December 31, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         This report and other documents we file with the SEC contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management's assumptions. In addition, we, or others on our behalf, may make forward looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls, and conference calls. Words such as "expect," "anticipate," "outlook," "could," "target," "project," "intend," "plan," "believe," "seek," "estimate," "should," "may," "assume," "continue," variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations in "Item 1A. Risk Factors." We have based our forward looking statements on our management's beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. Reference is made in particular to forward looking statements regarding projections or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, international businesses, competitive position, adequate liquidity to fund our operations and meet our other cash requirements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

OVERVIEW

         The following management's discussion and analysis (or "MD&A") is intended to assist the reader in understanding our consolidated financial statements. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes.

         Tag-It Pacific, Inc. sells and distributes apparel zippers, specialty waistbands and various apparel trim products to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We sell and market these products under various branded names including Talon, Tekfit, and Trimfit. We operate the business globally under three product groups.

         We plan to increase our global expansion of Talon zippers through the establishment of a network of Talon distribution relationships. These distribution partners will be required to maintain excellent zipper manufacturing capabilities and will adopt quality manufacturing procedures to meet our high manufacturing standards. The network of these manufacturers under the Talon brand is expected to improve the time-to-market by eliminating the typical setup and build-out phase for new manufacturing capacity throughout the world. In 2005 several of our initial distribution partners experienced delays in their acquisition of necessary zipper equipment, and this in turn delayed the distribution of Talon zippers within their respective territories. As a result of these delays, and other performance deficiencies, the initial distribution agreements were terminated. We are in the process of changing our distribution agreements to better serve the local and regional markets and to provide more guidance and flexibility in meeting our manufacturing standards.

         We have restructured our trim business to become an outsourced product development, sourcing and sampling department for the most demanding brands and retailers. We believe that trim design differentiation among brands and retailers has become a critical marketing tool for our customers. By assisting our customers in the development, design and sourcing of trim, we expect to achieve higher margins for our trim products, create long-term relationships with our customers, grow our sales to a particular a customer by supplying trim for a larger proportion of their brands, and better differentiate our trim sales and services from those of our competitors. We expect our trim kits to have less of a material contribution to our trim business. We will continue to supply trim to customers who do not engage us to serve as an outsourced development, sourcing and sampling department; however, we will not provide this trim in a preassembled kit.

         Our Tekfit services provide manufacturers with the patented technology, manufacturing know-how and materials required to produce pants incorporating an expandable waistband. These products are currently produced by several manufacturers for one single brand. We intend to expand this product to other brands; however our expansion has been limited to date due to a licensing dispute. See Item 3 "Legal Proceedings" for details of this matter.

         In an effort to better align our organizational and cost structures with its future growth opportunities, in August 2005 our Board of Directors adopted a restructuring plan that was substantially completed by December 31, 2005. The plan included restructuring our global operations by eliminating redundancies in our Hong Kong operation, closing our facilities in Mexico, converting our Guatemala facility from a manufacturing site to a distribution center, and closing our North Carolina manufacturing facility. The Company has also refocused its sales efforts on higher margin products, which may result in lower net sales over the next twelve months. As a result of this restructuring, we will operate with fewer employees and will have lower associated operating and distribution expenses.

         During 2005, we recorded charges in connection with its restructuring plan in accordance with SFAS No. 146 (as amended), "Accounting for Costs Associated with Exit or Disposal Activities." In addition, the restructuring plan has resulted in the carrying value of certain long-lived assets, primarily equipment, being impaired. Accordingly, we recorded a charge to recognize the impairment of these assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

         Our North Carolina manufacturing facility has been classified as "Fixed assets held for sale" in our consolidated financial statements. Management has committed to sell the asset; and is listing the property for sale with a commercial real estate agent. We believe the sale of the asset is probable and that the sale is expected to be completed within one year. The major components of manufacturing equipment used in this plant to manufacture zippers are not classified as assets held for sale since management intends to re-deploy this equipment in the manufacture of Talon zippers through investment or sale of this equipment to distributors of Talon zippers. This equipment is separately identified as idle equipment as a component of "Property and Equipment". See "Notes to consolidated financial statements," Note 1.

         Restructuring costs recorded in the third quarter of 2005 were $6.2 million. Additional restructuring costs of $0.2 million were incurred in the fourth quarter of 2005. Total restructuring costs in 2005 were $6.4 million. These costs include $3.4 million of inventory write-downs charged to cost of goods sold; $2.2 million for the impairment of long-lived assets (primarily machinery and equipment), $0.2 million of one-time employee termination benefits and other costs of $0.2 million which were charged to operating expenses. In addition, an impairment charge to goodwill of $0.4 million was recorded. This goodwill was associated with an acquisition made to benefit our Central and South American operations. Since these operations were closed during 2005, the goodwill was impaired and written off.

         In 2004, following negotiations with Tarrant Apparel Group, a former customer, we determined that a significant portion of the obligations due from this customer were uncollectible. Accordingly, included in general and administrative expenses for 2004 are charges of $4.3 million related primarily to the write-down of this receivable and leaving a remaining balance receivable from this customer of $4.5 million. An affiliate of the customer repaid the $4.5 million receivable balance over the period from May through December 2005. In addition to this $4.3 million write-down in FY 2004, we also recorded an accounts receivable reserve of $5.0 million (or 9.1% of net sales) in the fourth quarter of 2004 based on management's estimate of the collectibility of accounts receivable primarily related to two other customers.

         Our bad debt expense as of December 31, 2005 includes reserves of $3.6 million recorded in the second quarter of 2005 based on management's estimate at the time of the collectibility of accounts receivable from one customer. The fourth quarter reserves include charges of $0.6 million representing the present value discount of a subsequent note received in 2006 in exchange for that same customer's accounts receivable.

         In connection with our 2005 restructuring plan, we recorded an inventory write-down of $3.4 million in the third quarter of 2005. During the fourth quarter of 2004, we recorded inventory write-downs totaling $2.7 million based on management's estimate of the net realizable value of certain inventories.

         In 2004, we incurred net operating losses and increased our valuation allowance for deferred tax assets to reduce our net deferred tax asset from $2.8 million to $1.0 million. The decrease in the net deferred tax asset resulted in a charge of $1.8 million against the provision for income taxes in the fourth quarter of 2004. In 2005, we further reduced the net carrying value of the deferred tax asset to zero, resulting in an addition to the provision for income taxes of $1.0 million for the year ended December 31, 2005.

         During the fourth quarter of 2003, we implemented a plan to restructure certain business operations. In accordance with the restructuring plan, we incurred costs related to the reduction of our Mexico operations, including the relocation of our Florida operations to North Carolina and the downsizing of our corporate operations by eliminating certain corporate expenses related to operations, sales and marketing and general and administrative expenses. Total restructuring charges for the year ended 2003 were $7.7 million. During the first quarter of 2004, we incurred and recorded residual restructuring charges of $0.4 million.

         We have experienced substantial recurring losses from operations on declining revenues and have an accumulated deficit of $50.4 million as of December 31, 2005. These matters, among others, raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. In response to these matters, during 2005 we adopted a restructuring plan designed to better align our organizational and cost structures with our future growth opportunities. In connection with this restructuring, management's operating plan for 2006 includes increased sales, higher margins on certain products, reduced expenses as a percentage of revenues and improved cash flows sufficient to cover our operating needs. There can be no assurance that we will be successful in these matters. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

         SALES

         For the years ended December 31, 2005, 2004, and 2003, total sales by geographic region based on customer delivery locations were as follows (amounts in thousands):

                               2005     CHANGE       2004    CHANGE        2003
                             -------   -------     -------   -------     -------
United States ............   $ 8,903        85 %   $ 4,823       (45)%   $ 8,837
Asia .....................    20,005        57      12,786        33       9,637
Mexico ...................     8,526       (60)     21,453       (19)     26,472
Dominican Republic .......     5,915       (39)      9,678       (32)     14,219
Other ....................     3,982       (38)      6,369        20       5,278
                             -------   -------     -------   -------     -------
    Total ................   $47,331       (14)%   $55,109       (14)%   $64,443
                             =======   =======     =======   =======     =======


         Sales are influenced by a number of factors, including demand, pricing strategies, foreign exchange effects, new product launches and indications, competitive products, product supply, and acquisitions. See Item 1 "Business" for a discussion of our principal products.

         The net decrease of sales in 2005 was primarily due to a decrease in sales to our customers in Mexico of trim products and, to a lesser extent, Talon zippers, resulting from an industry shift of apparel production from Latin America to Asia. Sales in Asia of our trim products and Talon zippers increased significantly during 2005. We are responding to these market changes with a 2005 restructuring plan that includes reducing our operations in Mexico and focusing our efforts on the market in Asia. Sales of our Tekfit waistband decreased because of lower demand from the single customer for this product. During 2005, we continued our plan to decrease reliance on two significant customers in Mexico. These two customers contributed approximately $7.7 million or 16.3% of revenues for the year ended December 31, 2005. Because we cannot accurately predict the impact of the 2005 restructuring plan, we cannot estimate the full effect on our business.

         The net decrease of sales in 2004 was primarily due to a decrease in trim-related sales of approximately $19 million from our operations in Mexico. During the fourth quarter of 2003, we implemented a plan to restructure certain business operations, including the reduction of our reliance on two of our larger customers which contributed approximately $25.9 million or 40% of our net sales for the year ended December 31, 2003. These customers contributed approximately $7 million or 12% of net sales for the year ended December 31, 2004. We replaced in excess of 50% of the lost revenue from our operations in Mexico during 2004 with sales to new customers from our TRIMNET programs related to major U.S. retailers in our Hong Kong and Mexico facilities and an increase in zipper sales under our TALON brand name in Asia. Fiscal 2004 was a transitional year as we experienced the effects of diversifying our customer base.

         COST OF SALES AND SELECTED OPERATING EXPENSES

         The following table summarizes cost of sales and selected operating expenses for the years ended December 31, 2005, 2004, and 2003 (amounts in thousands):

                                       2005      CHANGE       2004      CHANGE       2003
                                     -------    -------     -------    -------     -------
Sales ............................   $47,331        (14)%   $55,109        (14)%   $64,443
                                     -------    -------     -------    -------     -------
Cost of sales ....................    47,070          5%     44,814        (15)%    52,821
    % of sales ...................        99%                    81%                    82%
                                     -------    -------     -------    -------     -------
Selling expenses .................     2,929          1%      2,899        (22)%     3,706
    % of sales ...................         6%                     5%                     6%
                                     -------    -------     -------    -------     -------
General and administrative expense    22,267          4%     21,509         95%     11,028
    % of sales ...................        47%                    39%                    18%
                                     -------    -------     -------    -------     -------
Restructuring charges ............     2,474        496%        415        (85)%     2,769
    % of sales ...................         5%                     1%                     4%
                                     -------    -------     -------    -------     -------


         COST OF SALES

         Cost of sales, increased 5% for the year ended December 31, 2005, primarily due to a $3.4 million write-down of inventory in connection with the 2005 restructuring plan, and an increase in our inventory obsolescence reserve of $2.1 million, including $0.5 million in the fourth quarter of 2005. Cost of sales also increased as a percentage of sales due to unabsorbed overhead costs incurred in our North Carolina manufacturing facility and charges of approximately $0.2 million associated with unrealized charge-backs recorded in the second quarter of 2005 and $0.6 million in credits issued to customers during the first quarter for defective products received from a major supplier.

         Cost of sales for the year ended December 31, 2004, decreased 15% due to a 14% decline in sales for the year and a reduction in restructuring charges included in cost of sales in the year ended December 31, 2003 of $4.9 million, partially offset by inventory write-downs totaling $2.7 million (5% of net sales) recorded in the fourth quarter of 2004 based on management's estimate of the net realizable value of certain inventory, and lower sales volume. The decrease in gross profit as a percentage of net sales for the year ended December 31, 2004 was also due to a change in our product mix during the year.

         SELLING EXPENSES

         Selling expenses increased 1% for the year ended December 31, 2005 because we were unable to reduce expenses in direct proportion to the decrease in sales.

         In 2004, selling expenses decreased 22%, and represented 5% of sales (1% decrease from 2003). The decrease was due in part to a contractual decrease in the royalty rate related to our exclusive license and intellectual property rights agreement with Pro-Fit. We incurred royalties related to this agreement of approximately $411,000 in 2004 compared to $780,000 in 2003. Selling expenses also decreased in 2004 due to the implementation of our restructuring plan in the fourth quarter of 2003.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased approximately $758,000 (4%) in 2005 compared to 2004. This increase in general and administrative expenses resulted from an net increase of $2.6 million in the reserve for doubtful accounts recorded in 2005, higher legal expenses of approximately $3.5 million related primarily to the Pro-Fit litigation, and an impairment charge to goodwill of $450,000 incurred in connection with the 2005 restructuring plan; offset by reductions in employment levels and associated costs in connection with the restructuring plan.

         General and administrative expenses increased approximately $10.5 million (95%) to $21.5 million in 2004 compared to 2003. Included in general and administrative expenses for the year ended December 31, 2004 are charges of $4.3 million related primarily to the write-down of receivables due from one customer. We also recorded an accounts receivable reserve of $5.0 million (or 9% of net sales) in the fourth quarter of 2004 based on management's estimate of the collectibility of accounts receivable primarily related to two other customers. The increase in general and administrative expenses was also due to the hiring of additional employees related to the expansion of our operations in Asia and our TALON franchising strategy. Additional administrative employees were hired for our new TALON manufacturing facility in North Carolina that began production in January 2005. In the first quarter of 2004, we incurred additional restructuring charges of $0.4 million related to the final residual costs associated with our restructuring plan implemented in the fourth quarter of 2003. This charge in 2004 was offset by a decrease in salaries, related benefits and other costs as a result of the implementation of our 2003 restructuring plan. General and administrative expenses increased to 39% (22% before customer write-offs and other fourth quarter charges) of sales for 2004 compared to 2003.

         RESTRUCTURING CHARGES

         Restructuring costs in 2005 were the result of the 2005 restructuring plan. Restructuring costs recorded in the third quarter of 2005 were $6.2 million. Additional costs of $0.2 million were incurred in the fourth quarter of 2005. Total restructuring costs of $6.4 million were recorded in the Consolidated Statements of Operations for the year ended December 31, 2005 as follows (in millions):

         Cost of goods sold ................................       $  3.4
         Operating expenses:
            General & administrative expenses ..............          0.5
            Restructuring charges ..........................          2.5
                                                                   ------
         Total restructuring costs .........................       $  6.4
                                                                   ======


         During the first quarter of 2004, we incurred restructuring charges of $0.4 million for final residual costs associated with our 2003 restructuring plan. Restructuring costs included in Operating expenses decreased $2.4 million in 2004 compared to 2003 since the most of the 2003 restructuring plan costs were incurred by December 31, 2003.

     INTEREST EXPENSE

         Interest expense increased approximately $264,000 (or 33%) to $1,069,000 for 2005 from $805,000 for 2004. The increase in interest expense was primarily due to higher debt levels associated with the $12.5 million 6% secured convertible notes payable dated November 2004, the $765,000 6.5% mortgage note payable to First National Bank dated June 2004, and the $880,000 6.5% equipment note payable to First National Bank dated November 2004 which were outstanding for the entire year in 2005 compared to a partial year in 2004; partially offset by the repayment of a remaining $1.4 million due pursuant to a note payable and a reduction in amounts due to factor in 2005.

         Interest expense decreased approximately $391,000 (or 33%) to $805,000 for 2004 from $1,196,000 for 2003. Borrowings under our UPS Capital credit facility decreased in 2004 as a result of the proceeds received from our private placement transactions in May and December 2003 in which we raised approximately $29 million from the sale of common and preferred stock. In November 2004, we raised $12.5 million from the sale of 6% secured convertible notes payable. Borrowings under our UPS credit facility were at prime plus 2% and 4%.

     INCOME TAXES

         The provision for income taxes decreased to approximately $1.2 million for the year ended December 31, 2005 due to the elimination of our $1.0 million net deferred tax asset in 2005. Based on the Company's net operating losses, there is not sufficient evidence to determine that it is more likely than not that the Company will be able to utilize its net operating loss carry forwards to offset future taxable income.

         The provision for income taxes was $2.3 million for the year ended December 31, 2004 compared to a benefit for income taxes of $2.3 million for the year ended December 31, 2003. The income tax provision as a percentage of loss before income taxes increased to 15% for 2004, from an income tax benefit of 33% for 2003, primarily due to the increase in the net deferred tax asset valuation allowance related to net operating loss carry-forwards to $8.9 million at December 31, 2004 from $1.1 million at December 31, 2003, which reduced the carrying value of our net deferred tax asset to $1.0 million from $2.8 million. The decrease in the net deferred tax asset resulted in a charge of $1.8 million against the provision for income taxes in 2004.

LIQUIDITY AND CAPITAL RESOURCES

     The  following  table  summarizes   selected  financial  data  (amounts  in
thousands):

                                                   DECEMBER 31,     DECEMBER 31,
                                                       2005             2004
                                                     -------          -------
Cash and cash equivalents ..............             $ 2,277          $ 5,461
Total assets ...........................              30,321           56,448
Current debt ...........................              14,851           11,175
Non-current debt .......................              14,558           15,078
Stockholders' equity ...................                 912           30,195


     CASH AND CASH EQUIVALENTS

         Our cash is held with financial institutions. Substantially all of the balances at December 31, 2005 and 2004 are in excess of federally insured limits. As of December 31, 2005 we had restricted cash balances of $50,000 related to cash collateral for a letter of credit with Wells Fargo Bank. No cash balances were restricted at December 31, 2004.


     FINANCING ARRANGEMENTS

         On November 10, 2004, we refinanced our working capital credit facility with UPS Capital Global Trade Finance Corporation with a portion of the proceeds received from a private placement of $12.5 million of Secured Convertible Promissory Notes ("the Notes"). The Notes are convertible into common stock at a price of $3.65 per share, bear interest at 6% payable quarterly, are due
November 9, 2007 and are secured by the TALON trademarks. The Notes are convertible at the option of the holder at any time after closing. We may repay the Notes at any time after one year from the closing date with a 15% prepayment penalty. At maturity, we may repay the Notes in cash or require conversion if certain conditions are met. In connection with the issuance of the Notes, we issued to the Note holders warrants to purchase up to 171,235 shares of common stock. The warrants have a term of five years, an exercise price of $3.65 per share and vest 30 days after closing. We have registered with the SEC the resale by the holders of the shares issuable upon conversion of the Notes and exercise of the warrants

         We financed building, land and equipment purchases through note payable obligations expiring through June 2011. These obligations bear interest at rates of 6.5% and 6.6% per annum. Pursuant to these obligations, we are required to make monthly payments of principal and interest.

         Pursuant to the terms of a factoring agreement for the purchase of eligible receivables from our Hong Kong subsidiary, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 80% of eligible accounts receivable. Interest is charged at 1.5% over the Hong Kong Dollar prime rate. As of December 31, 2005, no amounts were factored. As of December 31, 2004, the amount factored with recourse and included in trade accounts receivable was approximately $1,559,000. Outstanding advances as of December 31, 2004 amounted to $615,000 (none as of December 31, 2005) and are included on our consolidated balance sheet as due to factor.

         In 2005, we entered into a letter of credit facility with Wells Fargo Bank. This facility provides for letters of credit up to a maximum of $50,000, expires in June 2006, and is secured by cash on hand managed by Wells Fargo Bank. At December 31, 2005, outstanding letters of credit under the Wells Fargo facility were $50,000. There were no outstanding letters of credit at December 31, 2004.

           The outstanding balance of our demand notes payable to related parties at December 31, 2005 and 2004 was $665,000. Included is a $500,000 convertible secured promissory note payable with interest at 11% payable quarterly. The note is due on demand and is convertible into common stock at the election of the holder at a rate of $4.50 per share. The remaining demand notes totaling $165,000 bear interest at 0%-10%, have no scheduled monthly payments, and are due within fifteen days from demand.

     CASH FLOWS

     The following table summarizes our cash flow activity for the years ended December 31, 2005, 2004, and 2003 (amounts in thousands):

                                                        2005        2004        2003
                                                      --------    --------    --------
Net cash provided by (used in) operating activities   $    923    $(11,382)   $ (2,086)
Net cash used in investing activities .............     (1,538)     (3,616)     (2,516)
Net cash provided by (used in) financing activities     (2,842)      6,016      18,759

     OPERATING ACTIVITIES

         Cash provided by operating activities is one of our primary recurring sources of funds. The increase in cash provided by operating activities during the year ended December 31, 2005 resulted from, among other changes, a $10.6 million decrease in accounts receivable, including the collection of a $4.5 million receivable from one customer; a $3 million increase in accounts payable; a $2.8 million decrease in inventories; a $2.1 million increase in accrued legal costs; substantially offset by a net loss of $29.5 million. See Consolidated Statements of Cash Flows.

         At December 31, 2005, accounts receivable from Azteca Productions International ("Azteca"), a significant customer, was approximately $10,968,000 less a reserve of $7,528,000, totaling $3,440,000, net. In February 2006, the Company accepted a note agreement from Azteca which provides for total payments including principal and interest of $4.0 million in exchange for the net outstanding accounts receivable balance. The balance of the note receivable at December 31, 2005 of $3,440,000 reflects a $560,000 charge to discount the note, using a 10.5% discount rate, to its net present value. The Azteca accounts receivable, net at December 31, 2005 has been reclassified on the accompanying consolidated balance sheets to note receivable to reflect this subsequent settlement. The $3,440,000 note is receivable in monthly installments over thirty-one months beginning March 1, 2006. The payments are $50,000 per month for the first 5 months, then range from $133,000 - $267,000 per month until paid in full.

         The decrease in cash provided by operations for 2004 resulted primarily from a net loss of $17.6 million together with a net increase of $7.6 million in accounts receivable due primarily to slower customer collections of receivables during the year. This decrease was partially offset a $4 million net increase in the allowance for doubtful accounts and a $7.8 million decrease in inventories. See Consolidated Statements of Cash Flows.

     INVESTING ACTIVITIES

         Net cash used in investing activities for the year ended December 31, 2005 consisted of capital expenditures of $1.5 million for purchases of equipment.

         Net cash used in investing activities for the year ended December 31, 2004 consisted of capital expenditures of $3.6 million for computer equipment, the purchase of additional TALON zipper equipment and building, land and leasehold improvements related to our new TALON manufacturing facility in North Carolina. The building and land purchase of the TALON manufacturing facility was reported as a non-cash financing transaction.

     FINANCING ACTIVITIES

         Net cash used in financing activities for the year ended December 31, 2005 primarily reflects the repayment of borrowings under our bank line of credit facility, repayment of notes payable and capital leases, partially offset by funds raised from the exercise of stock options and warrants.

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

         We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and available financing will be sufficient to fund our minimum working capital and capital expenditure needs for at least the next twelve months. This conclusion is based on the assumption that we will be successful in restructuring our operations in accordance with the restructuring plan adopted in 2005, and that we will collect our note and accounts receivable in accordance to existing terms. If we are unable to successfully fully implement our restructuring initiative or collect the note receivable, or experience greater than anticipated reductions in sales, we may need to raise additional capital or further reduce the scope of our business in order to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business in response to our failure to implement our restructuring initiative in accordance with our plan, there may be substantial doubt about our ability to continue as a going concern. Our auditors have included in their report on our financial statements for the year ended December 31, 2005 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern if we fail to successfully implement our restructuring initiative.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at December 31, 2005 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                    Payments Due by Period
                            ------------------------------------------------------------------
                                           Less than        1-3           4-5          After
 Contractual Obligations       Total        1 Year         Years         Years        5 Years
-------------------------   -----------   -----------   -----------   -----------   ----------
Demand notes payable
   to related parties (1)   $ 1,113,000   $ 1,113,000   $      --     $      --     $      --
Capital lease obligations   $ 1,679,000   $   707,000   $   790,000   $   182,000   $      --
Operating leases ........   $ 1,959,000   $   602,000   $   776,000   $   581,000   $      --
Notes payable ...........   $ 1,785,000   $   276,000   $   552,000   $   328,000   $      --
Convertible notes payable   $13,895,000   $   750,000   $13,145,000   $      --     $      --

-----------
(1) The majority of notes payable to related parties are due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment, and include accrued interest payable through December 31, 2005.

         At December 31, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

         For a description of transactions to which we were or will be a party, and in which any director, executive officer, shareholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest, see Note 17 of the Notes to the consolidated financial statements included in Item 8 of this Report.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions for the reporting period and as of the financial statement date. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenue and expense. Actual results could differ from those estimates.

         Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

         o        Inventories  are stated at the lower of cost or market  value.
                  Inventory is evaluated on a continual basis and reserve adjustments are made based on management's estimate of future sales value, if any, of specific inventory items. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

         o The Company records deferred tax assets arising from temporary timing differences between recorded net income and taxable net income when and if we believe that future earnings will be sufficient to realize the tax benefit. For those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided. If we determine that we may not realize all of our deferred tax assets in the future, we will make an adjustment to the carrying value of the deferred tax asset, which would be reflected as an income tax expense. Conversely, if we determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would be required to reverse the valuation allowance, which would be reflected as an income tax benefit. The Company believes that its estimate of deferred tax assets and determination to record a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income, which is susceptible to change and dependent upon events that may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on the balance sheet and results of operations. See Notes to consolidated financial statements, Note 13, "Income Taxes".

         o We record impairment charges when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is measured by assessing the usefulness of an asset or by comparing the carrying value of an asset to its fair value. Fair value is typically determined using quoted market prices, if available, or an estimate of undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of impairment loss is calculated as the excess of the carrying value over the fair value. Changes in market conditions and management strategy have historically caused us to reassess the carrying amount of our long-lived assets. Long-lived assets are evaluated on a continual basis and impairment adjustments are made based upon management's valuations. As part of the 2005 Restructuring Plan, certain long-lived assets, primarily machinery and equipment, were impaired and their values adjusted accordingly.

         o Sales are recognized when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable, and collection is reasonably assured. Sales resulting from customer buy-back agreements, or associated inventory storage arrangements are recognized upon delivery of the products to the customer, the customer's designated manufacturer, our upon notice from the customer to destroy or dispose of the goods. Sales, provisions for estimated sales returns, and the cost of products sold are recorded at the time title transfers to customers. Actual product returns are charged against estimated sales return allowances.

         o Upon approval of a restructuring plan by management, the Company records restructuring reserves for certain costs associated with facility closures and business reorganization activities as they are incurred or when they become probable and estimable. Such costs are recorded as a current liability. The Company records restructuring reserves in compliance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities", resulting in the recognition of employee severance and related termination benefits for recurring arrangements when they became probable and estimable and on the accrual basis for one-time benefit arrangements. The Company records other costs associated with exit activities as they are incurred. Employee severance and termination benefits are estimates based on agreements with the relevant union representatives or plans adopted by the Company that are applicable to employees not affiliated with unions. These costs are not associated with nor do they benefit continuing activities. Inherent in the estimation of these costs are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities. The Company reviews the status of restructuring activities on a quarterly basis and, if appropriate, records changes based on updated estimates. See Note 12, "Restructuring Costs".

         o We are currently involved in various lawsuits, claims and inquiries, most of which are routine to the nature of the business, and in accordance with SFAS No. 5, "Accounting for Contingencies," we accrue estimates of the probable and estimable losses for the resolution of these claims. The ultimate resolution of these claims could affect our future results of operations for any particular quarterly or annual period should our exposure be materially different from our earlier estimates or should liabilities be incurred that were not previously accrued.

NEW ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing" and requires that items such as idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" under Paragraph 5 of ARB No. 43, Chapter 4. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during our fiscal year beginning January 1, 2006. We believe that the adoption of SFAS No. 151 will not have a material impact on the Company's results of operations or financial condition.

         In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company has not fully evaluated the effects of the adoption of this pronouncement.

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

         In March 2005, the SEC's Office of the Chief Accountant and its Division of Corporation Finance released Financial Accounting Bulletin No. 107, "Share-Based Payment" (SAB 107). SAB 107 provides interpretive guidance related to the interaction between Statement of Financial Accounting Standard No. 123R "Shared Based Payment" (SFAS 123R) and certain SEC rules and regulations. SAB 107 provides the staff's views regarding the valuation of shared-based payment arrangements for public companies and stresses the importance of including appropriate disclosures within SEC filings, particularly during the transition to SFAS 123R.

         In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," which is an interpretation of SFAS No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." FIN 47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated financial statements.

         In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections", an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company will implement SFAS No. 154 in its year beginning January 1, 2006. We are currently evaluating the impact of this new standard, but believe that it will not have a material impact upon the Company's financial position, results of operations or cash flows.

         In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. We are currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All of our sales are denominated in United States dollars or the currency of the country in which our products originate. We are exposed to market risk for fluctuations in the foreign currency exchange rates for certain product purchases that are denominated in British Pounds. During 2004, we purchased forward exchange contracts for British Pounds to hedge the payments of product purchases. We intend to purchase additional contracts to hedge the British Pound exposure for future product purchases. There were no hedging contracts outstanding as of December 31, 2005. Currency fluctuations can increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in United States bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

         We are also exposed to the impact of interest rate changes on our outstanding borrowings. At December 31, 2005, none of our indebtedness was subject to interest rate fluctuations. Future fluctuations may increase our interest expense and decrease our cash flows from time to time. For example, based on average bank borrowings of $10 million during a three-month period, if the interest rate indices on which our bank borrowing rates are based were to increase 100 basis points in the three-month period, interest incurred would increase and cash flows would decrease by $25,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm..................     34
Report of Independent Registered Public Accounting Firm..................     35
Consolidated Balance Sheets..............................................     36
Consolidated Statements of Operations....................................     37
Consolidated Statements of Stockholders' Equity and Convertible
   Redeemable Preferred Stock............................................     38
Consolidated Statements of Cash Flows....................................     39
Notes to Consolidated Financial Statements...............................     40

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tag It Pacific Inc.
Woodland Hills, California


We have audited the consolidated balance sheet of Tag It Pacific Inc. and subsidiaries (collectively, the "Company") as of December 31, 2005, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule of Tag It Pacific Inc., listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tag It Pacific Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended December 31, 2005, the Company incurred a net loss of $29,537,709. In addition, the Company had an accumulated deficit of $50,434,042 at December 31, 2005. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 7, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Tag-It Pacific, Inc.
Los Angeles, California

         We have audited the accompanying consolidated balance sheets of Tag-It Pacific, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and convertible redeemable preferred stock and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tag-It Pacific, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.



                                        /s/ BDO Seidman, LLP

Los Angeles, California
March 31, 2005

                              TAG-IT PACIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                       December 31,    December 31,
                                                           2005            2004
                                                       ------------    ------------
Assets
Current assets:
   Cash and cash equivalents .......................   $  2,277,397    $  5,460,662
   Accounts receivable, net ........................      5,652,990      22,390,044
   Note receivable .................................        662,369            --
   Inventories, net ................................      5,573,099       9,305,819
   Prepaid expenses and other current assets .......        618,577       2,326,245
   Deferred income taxes ...........................           --         1,000,000
                                                       ------------    ------------
Total current assets ...............................     14,784,432      40,482,770

Property and equipment, net ........................      6,438,096       9,380,026
Fixed assets held for sale .........................        826,904            --
Note receivable, less current portion ..............      2,777,631            --
Due from related parties ...........................        730,489         556,550
Goodwill, net ......................................           --           450,000
Other intangible assets, net .......................      4,255,125       4,370,625
Other assets .......................................        508,117       1,207,885
                                                       ------------    ------------
Total assets .......................................   $ 30,320,794    $ 56,447,856
                                                       ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable .................................   $  6,719,226    $  3,732,921
  Accrued legal costs ..............................      2,520,111         406,914
  Other accrued expenses ...........................      4,168,552       3,321,081
  Due to factor ....................................           --           614,506
  Demand notes payable to related parties ..........        664,971         664,971
  Current portion of capital lease obligations .....        590,884         859,799
  Current portion of notes payable .................        186,837         174,975
  Note payable .....................................           --         1,400,000
                                                       ------------    ------------
Total current liabilities ..........................     14,850,581      11,175,167

Capital lease obligations, less current portion ....        856,495       1,220,969
Notes payable, less current portion ................      1,261,018       1,447,855
Secured convertible promissory notes ...............     12,440,623      12,408,623
                                                       ------------    ------------
Total liabilities ..................................     29,408,717      26,252,614
                                                       ------------    ------------

Commitments and contingencies (Note 14)

Stockholders' equity:
   Preferred stock Series A, $0.001 par  value;
     250,000 shares authorized; eliminated at
     December 31, 2005; none issued or
     outstanding at December 31, 2004 ..............           --              --

   Common stock, $0.001 par value, 30,000,000
     shares authorized; 18,241,045 shares
     issued and outstanding at December 31,
     2005; 18,171,301 at December 31, 2004 .........         18,241          18,173
  Additional paid-in capital .......................     51,327,878      51,073,402
  Accumulated deficit ..............................    (50,434,042)    (20,896,333)
                                                       ------------    ------------
Total stockholders' equity .........................        912,077      30,195,242
                                                       ------------    ------------
Total liabilities and stockholders' equity .........   $ 30,320,794    $ 56,447,856
                                                       ============    ============


                             See accompanying notes

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year Ended December 31,
                                              --------------------------------------------
                                                  2005            2004            2003
                                              ------------    ------------    ------------
Net sales to unrelated parties ............   $ 46,756,831    $ 54,351,108    $ 38,560,045
Net sales to related parties ..............        574,345         758,373      25,882,770
                                              ------------    ------------    ------------
Total net sales ...........................     47,331,176      55,109,481      64,442,815
Cost of goods sold ........................     47,070,381      44,813,736      52,820,980
                                              ------------    ------------    ------------
Gross profit ..............................        260,795      10,295,745      11,621,835

Selling expenses ..........................      2,928,659       2,899,329       3,706,143
General and administrative expenses .......     22,267,070      21,508,607      11,028,291
Restructuring charges .....................      2,474,281         414,675       2,768,829
                                              ------------    ------------    ------------
Total operating expenses ..................     27,670,010      24,822,611      17,503,263

Loss from operations ......................    (27,409,215)    (14,526,866)     (5,881,428)
Interest expense, net .....................      1,069,015         804,888       1,196,110
                                              ------------    ------------    ------------

Loss before income taxes ..................    (28,478,230)    (15,331,754)     (7,077,538)
Provision (benefit) for income taxes ......      1,059,479       2,277,214      (2,332,880)
                                              ------------    ------------    ------------
Net loss ..................................   $(29,537,709)   $(17,608,968)   $ (4,744,658)
                                              ============    ============    ============

Less: Preferred stock dividends ...........           --           (30,505)       (194,052)
                                              ------------    ------------    ------------
Net loss available to common shareholders .   $(29,537,709)   $(17,639,473)   $ (4,938,710)
                                              ============    ============    ============

Basic loss per share ......................   $      (1.62)   $      (1.02)   $      (0.46)
                                              ============    ============    ============
Diluted loss per share ....................   $      (1.62)   $      (1.02)   $      (0.46)
                                              ============    ============    ============

Basic weighted average shares outstanding .     18,225,851      17,316,202      10,650,684
                                              ============    ============    ============
Diluted weighted average shares outstanding     18,225,851      17,316,202      10,650,684
                                              ============    ============    ============


                             See accompanying notes.

                              TAG-IT PACIFIC, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                     CONVERTIBLE REDEEMABLE PREFERRED STOCK
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003



                                                                     Preferred Stock               Preferred Stock
                                       Common Stock                      Series A                      Series D
                               ----------------------------    ----------------------------   ----------------------------
                                  Shares          Amount          Shares          Amount         Shares          Amount
                               ------------    ------------    ------------    ------------   ------------    ------------
BALANCE, JANUARY 1, 2003 ...      9,319,909    $      9,321            --      $       --             --      $       --
   Preferred stock issued in
     private placement
     transaction ...........           --              --              --              --          572,818      22,918,693
   Common stock canceled in
     settlement agreement ..         (5,208)             (5)           --              --             --              --
   Common stock issued upon
     exercise of options ...        126,500             127            --              --             --              --
   Common stock issued in
     private placement
     transaction ...........      2,025,000           2,025            --              --             --              --
   Common stock issued for
     services ..............         42,000              42            --              --             --              --
   Tax benefit from exercise
     of stock options ......           --              --              --              --             --              --
   Preferred stock dividends           --              --              --              --             --              --
   Net loss ................           --              --              --              --             --              --
                               ------------    ------------    ------------    ------------   ------------    ------------
BALANCE, DECEMBER 31, 2003 .     11,508,201          11,510            --              --          572,818      22,918,693
   Conversion of preferred
     stock Series C and
     accrued dividends .....        700,144             700            --              --             --              --
   Conversion of preferred
     stock Series D ........      5,728,180           5,728            --              --         (572,818)    (22,918,693)
   Warrants issued in
     private placement
     transaction ...........           --              --              --              --             --              --
   Common stock issued upon
     exercise of options and
     warrants ..............        214,276             214            --              --             --              --
   Common stock and warrants
     issued for services ...         20,500              21            --              --             --              --
   Tax benefit from exercise
     of stock options ......           --              --              --              --             --              --
   Preferred stock dividends           --              --              --              --             --              --
   Net loss ................           --              --              --              --             --              --
                               ------------    ------------    ------------    ------------   ------------    ------------
BALANCE, DECEMBER 31, 2004 .     18,171,301          18,173            --              --             --              --
   Common stock issued upon
     exercise of options and
     warrants ..............         69,744              68            --              --             --              --
   Net loss ................           --              --              --              --             --              --
                               ------------    ------------    ------------    ------------   ------------    ------------
BALANCE, DECEMBER 31, 2005 .     18,241,045    $     18,241            --      $       --             --      $       --
                               ============    ============    ============    ============   ============    ============


                                                                                   Convertible Redeemable
                                                                                       Preferred Stock
                                 Additional      Retained                                 Series C
                                  Paid-In        Earnings                       ----------------------------
                                  Capital        (Deficit)         Total           Shares         Amount
                                ------------    ------------    ------------    ------------    ------------
BALANCE, JANUARY 1, 2003 ...    $ 16,776,012    $  1,681,850    $ 18,467,183         759,494    $  2,895,001
   Preferred stock issued in
     private placement
     transaction ...........         165,000            --        23,083,693            --              --
   Common stock canceled in
     settlement agreement ..         (31,712)           --           (31,717)           --              --
   Common stock issued upon
     exercise of options ...         317,823            --           317,950            --              --
   Common stock issued in
     private placement
     transaction ...........       6,333,475            --         6,335,500            --              --
   Common stock issued for
     services ..............         166,698            --           166,740            --              --
   Tax benefit from exercise
     of stock options ......         163,060            --           163,060            --              --
   Preferred stock dividends            --          (194,052)       (194,052)           --              --
   Net loss ................            --        (4,744,658)     (4,744,658)           --              --
                                ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2003 .      23,890,356      (3,256,860)     43,563,699         759,494       2,895,001
   Conversion of preferred
     stock Series C and
     accrued dividends .....       3,353,008            --         3,353,708        (759,494)     (2,895,001)
   Conversion of preferred
     stock Series D ........      22,912,965            --              --              --              --
   Warrants issued in
     private placement
     transaction ...........         189,815            --           189,815            --              --
   Common stock issued upon
     exercise of options and
     warrants ..............         557,514            --           557,728            --              --
   Common stock and warrants
     issued for services ...          85,710            --            85,731            --              --
   Tax benefit from exercise
     of stock options ......          84,034            --            84,034            --              --
   Preferred stock dividends            --           (30,505)        (30,505)           --              --
   Net loss ................            --       (17,608,968)    (17,608,968)           --              --
                                ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2004 .      51,073,402     (20,896,333)     30,195,242            --              --
   Common stock issued upon
     exercise of options and
     warrants ..............         254,476            --           254,544            --              --
   Net loss ................            --       (29,537,709)    (29,537,709)           --              --
                                ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2005 .    $ 51,327,878    $(50,434,042)   $    912,077            --      $       --
                                ============    ============    ============    ============    ============


                             See accompanying notes.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year Ended      Year Ended      Year Ended
                                                                    December 31,    December 31,    December 31,
                                                                        2005            2004            2003
                                                                    ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net (loss) income ............................................   $(29,537,709)   $(17,608,968)   $ (4,744,658)
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Depreciation and amortization ..............................      1,931,990       1,547,223       1,280,380
     Decrease (increase) in deferred income taxes ...............      1,000,000       1,800,000      (2,709,072)
     Common stock and warrants issued for services ..............           --            85,731         135,023
     Increase in allowance for doubtful accounts ................      2,630,759       4,042,428       1,642,086
     Increase in inventory valuation reserve ....................        940,973            --              --
     Asset impairment due to restructuring ......................      2,154,427            --              --
     Impairment of goodwill .....................................        450,000            --              --
Changes in operating assets and liabilities:
     Accounts receivable ........................................     10,666,295      (7,640,984)       (392,522)
     Inventories ................................................      2,791,747       7,791,060       6,008,388
     Prepaid expenses and other current assets ..................      1,880,443          13,121      (1,524,823)
     Other assets ...............................................        314,998         147,046         (24,976)
     Accounts payable ...........................................      2,986,302      (2,647,692)     (2,266,993)
     Accrued legal costs ........................................      2,113,197         245,796         (21,673)
     Other accrued expenses .....................................        671,348         831,346       1,149,720
     Deferred income ............................................           --              --        (1,027,984)
     Income taxes payable .......................................        (71,589)         12,032         411,420
                                                                    ------------    ------------    ------------
Net cash provided by (used in) operating activities .............        923,181     (11,381,861)     (2,085,684)
                                                                    ------------    ------------    ------------
Cash flows from investing activities:
   Decrease in loans to related parties .........................           --              --           167,801
   Acquisition of property and equipment ........................     (1,538,121)     (3,615,899)     (2,683,857
                                                                    ------------    ------------    ------------
Net cash used in investing activities ...........................     (1,538,121)     (3,615,899)     (2,516,056)
                                                                    ------------    ------------    ------------
Cash flows from financing activities:
   Proceeds from secured convertible promissory notes ...........           --        11,663,685            --
   Proceeds from preferred stock issuance .......................           --              --        23,083,693
   Proceeds from common stock issuance ..........................           --              --         6,335,500
   Proceeds from exercise of stock options and warrants .........        254,544         557,728         317,950
   (Repayment) of line of credit and due to factor, net .........       (614,506)     (6,481,007)     (8,838,743)
   Proceeds from capital lease obligation .......................           --           950,000            --
   Payment of capital lease obligations .........................       (906,765)       (332,583)       (439,355)
   Proceeds from notes payable ..................................           --           880,000            --
   Repayment of notes payable ...................................     (1,574,975)     (1,222,170)     (1,700,000)
                                                                    ------------    ------------    ------------
Net cash (used in) provided by financing activities .............     (2,841,702)      6,015,653      18,759,045
                                                                    ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents ............     (3,183,265)     (8,982,107)     14,157,305
Cash and cash equivalents, beginning of year ....................      5,460,662      14,442,769         285,464
                                                                    ------------    ------------    ------------
Cash and cash equivalents, end of year ..........................   $  2,277,397    $  5,460,662    $ 14,442,769
                                                                    ============    ============    ============
Supplemental disclosures of cash flow information:
   Cash paid (received) during the year for:
     Interest paid ..............................................   $  1,135,460    $    693,045    $  1,149,357
     Interest received ..........................................   $    (33,931)   $    (32,340)   $       (179)
     Income taxes paid ..........................................   $    (64,064)   $    495,345    $    177,455
     Income taxes received ......................................   $    (64,064)   $    495,345    $    177,455
   Non-cash financing activity:
     Capital lease obligation ...................................   $    273,376    $    249,418    $  1,474,053
     Preferred Series D stock converted to common stock .........   $       --      $ 22,918,693    $       --
     Preferred Series C stock converted to common stock .........   $       --      $  2,895,001    $       --
     Accrued dividends converted to common stock ................   $       --      $    458,707    $       --
     Mortgage note payable ......................................   $       --      $    765,000    $       --
     Warrants issued to placement agent .........................   $       --      $     93,815    $       --
     Accounts receivable, net converted to notes receivable .....   $  3,440,000    $    470,799    $       --


                             See accompanying notes.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

         Tag-It Pacific, Inc. (the "Company") is an apparel company that specializes in the distribution of trim items to manufacturers of fashion apparel, specialty retailers and mass merchandisers. The Company acts as a full service outsourced trim management department for manufacturers, a specified supplier of trim items to owners of specific brands, brand licensees and retailers, a manufacturer and distributor of zippers under the TALON brand name and a distributor of stretch waistbands that utilize licensed patented technology under the TEKFIT brand name.

ORGANIZATION AND BASIS OF PRESENTATION

         Tag-It Pacific, Inc. (the "Company") is the parent holding company of Tag-It, Inc., a California corporation, Tag-It Pacific (HK) Ltd., a BVI corporation, Tag-It de Mexico, S.A. de C.V., A.G.S. Stationery, Inc., a California corporation (collectively, the "Subsidiaries"), all of which were consolidated under a parent limited liability company on October 17, 1997 and became wholly-owned subsidiaries of the Company immediately prior to the effective date of the Company's initial public offering in January 1998. Immediately prior to the initial public offering, the outstanding membership units of Tag-It Pacific LLC were converted to 2,470,001 shares of Common Stock of the Company. In January 2000, the Company formed Tag-It Pacific Limited, a Hong Kong corporation, and in April 2000, the Company formed Talon International, Inc., a Delaware corporation. All newly formed corporations are 100% wholly-owned Subsidiaries of Tag-It Pacific, Inc. Logistica en Avios, S.A. de C.V. is an affiliated entity over which the Company exercises control, and as such, is accounted for in the same manner as a wholly-owned subsidiary.

         All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders' equity, if material, and transaction gains and losses, if any, are recorded in the consolidated statement of income in the period incurred. During 2005, 2004 and 2003, foreign currency translation and transaction gains and losses were not material. The Company does not engage in hedging activities with respect to exchange rate risk.

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

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company had approximately $2.2 million and $5.4 million at financial institutions in excess of federally insured limits at December 31, 2005 and 2004.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         We are required to make judgments as to the collectibility of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. We record these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified.

INVENTORIES

         Inventories are stated at the lower of cost or market value and are categorized as raw materials, work-in -progress or finished goods. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

         Inventories consist of the following:

                                                     Year Ended December 31,
                                                --------------------------------
                                                    2005                 2004
                                                -----------          -----------

Raw materials ........................          $      --            $   127,270
Work-in-process ......................                 --                 11,439
Finished goods .......................           12,879,099           15,532,110
                                                -----------          -----------
                                                 12,879,099           15,670,819
Less reserves ........................            7,306,000            6,365,000
                                                -----------          -----------
Total inventories ....................          $ 5,573,099          $ 9,305,819
                                                ===========          ===========


PROPERTY AND EQUIPMENT AND FIXED ASSETS HELD FOR SALE

         Property and equipment are recorded at historical cost. Maintenance and repairs are expensed as incurred. Upon retirement or other disposition of property and equipment, the related cost and accumulated depreciation or amortization are removed from the accounts and any gains or losses are included in results of operations. During the year ended December 31, 2005 the Company wrote-off fully depreciated equipment, films, dies and art designs no longer in service, and changed its estimates of the expected useful lives of the dies and molds to 3 months or 1 year, depending upon the nature of the tool.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Dies, and molds            3 months to 1 year

         Building                   39 years

         Idle equipment             5 to 10 years


         Property and equipment consist of the following:

                                                        Year Ended December 31,
                                                     ---------------------------
                                                         2005            2004
                                                     -----------     -----------

Furniture and fixtures .........................     $   551,623     $   670,988
Machinery and equipment ........................       3,319,786       7,981,012
Computer equipment .............................       3,325,997       3,337,986
Leasehold improvements .........................         139,803         292,273
Dies, and molds ................................         106,273       2,163,627
Land ...........................................            --            81,000
Building .......................................            --           748,859
Idle equipment .................................       2,806,475            --
                                                     -----------     -----------

                                                      10,249,958      15,275,745
Accumulated depreciation and amortization ......       3,811,862       5,895,719
                                                     -----------     -----------

Net property and equipment .....................     $ 6,438,096     $ 9,380,026
                                                     ===========     ===========


         Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $1,499,000, $1,277,000, and $950,000, respectively.

         During the year ended December 31, 2005, the Company wrote-off fixed assets with a net book value of $2,036,000 in connection with their 2005 restructuring plan.

         Fixed assets held for sale consists of the North Carolina manufacturing facility. Management has the authority and has committed to sell the asset; the asset is listed for sale with a commercial real estate agent who is actively marketing the property; the sale of the asset is probable and the sale is expected to be completed within one year. See Note 12, "2005 Restructuring Plan".

GOODWILL AND OTHER INTANGIBLE ASSETS

         Intangible assets consist of goodwill, tradename, and exclusive license and intellectual property rights. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, which average 5 years, to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

         At December 31, 2005, the Company evaluated its goodwill and tradename assets and determined that an impairment adjustment in the amount of $450,000 related to goodwill was necessary to reduce the carrying value of goodwill to zero. There were no changes in the net carrying amount of goodwill at December 31, 2004. There were no changes to the net carrying amounts of tradename for the years ended December 31, 2005 and 2004. Amortization expense related to exclusive license and intellectual property rights $115,500 for each of the years ended December 31, 2005, 2004 and 2003.

         Goodwill and other intangible assets as of December 31, 2005 and 2004 are as follows:

                                                      Year Ended December 31,
                                                   ----------------------------
                                                       2005            2004
                                                   -----------      -----------

Goodwill .....................................     $   500,000      $   500,000
  Accumulated amortization ...................         (50,000)         (50,000)
  Impairment write-off .......................        (450,000)            --
                                                   -----------      -----------
  Goodwill, net ..............................     $      --        $   450,000
                                                   ===========      ===========

Other Intangible Assets:
  Tradename ..................................     $ 4,110,750      $ 4,110,750
  Accumulated amortization ...................            --               --
                                                   -----------      -----------
      Tradename, net .........................       4,110,750        4,110,750

  Exclusive license and intellectual
      property rights ........................         577,500          577,500
  Accumulated amortization ...................        (433,125)        (317,625)
                                                   -----------      -----------
      Exclusive license and intellectual
          property rights, net ...............         144,375          259,875
                                                   -----------      -----------
  Other intangible assets, net ...............     $ 4,255,125      $ 4,370,625
                                                   ===========      ===========

           The following table shows the estimated amortization expense for these assets for each of the succeeding years:

YEARS ENDING DECEMBER 31,                                       Amount
                                                               --------

         2006 ...................................              $115,500
         2007 ...................................                28,875
                                                               --------


         Total ..................................              $144,375
                                                               ========

IMPAIRMENT OF LONG-LIVED ASSETS

         We record impairment charges when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is measured by assessing the usefulness of an asset or by comparing the carrying value of an asset to its fair value. Fair value is typically determined using quoted market prices, if available, or an estimate of undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of impairment loss is calculated as the excess of the carrying value over the fair

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


value. Changes in market conditions and management strategy have historically caused us to reassess the carrying amount of our long-lived assets. During the year ended December 31, 2005, the Company recorded asset impairment charges in connection with its 2005 restructuring plan (See Note 12).

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

STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also gives the option to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees," or SFAS 123. The Company has chosen to account for stock-based compensation for employees utilizing the intrinsic value method prescribed in APB 25 and not the fair value method established by SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock. All stock options issued to employees had an exercise price not less than the fair market value of the Company's Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements for the years ended December 31, 2005, 2004 and 2003.

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

         All stock options issued to employees had an exercise price not less than the fair market value of the Company's Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements for

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the years ended December 31, 2005, 2004 and 2003. If compensation cost for stock-based compensation had been determined based on the fair market value of the stock options on their dates of grant in accordance with SFAS 123, the Company's net loss and loss per share for the years ended December 31, 2005, 2004 and 2003 would have amounted to the pro forma amounts presented below:

                                                       2005              2004              2003
                                                  --------------    --------------    --------------
Net loss, as reported .........................   $  (29,537,709)   $  (17,608,968)   $   (4,744,658)
Add:  Stock-based employee compensation expense
     included in reported net income, net of
     related tax effects ......................             --                --                --

Deduct:  Total stock-based employee
     compensation expense determined under fair
     value method for all awards, net of
     related tax effects ......................         (221,167)          (55,228)         (139,796)
                                                  --------------    --------------    --------------

Pro forma net loss ............................   $  (29,758,876)   $  (17,664,196)   $   (4,884,454)
                                                  ==============    ==============    ==============

 Loss per share:
     Basic - as reported ......................   $        (1.62)   $        (1.02)   $        (0.46)
     Basic - pro forma ........................   $        (1.63)   $        (1.02)   $        (0.48)

     Diluted - as reported ....................   $        (1.62)   $        (1.02)   $        (0.46)
     Diluted - pro forma ......................   $        (1.63)   $        (1.02)   $        (0.48)

         The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for options granted during 2005; expected life of option of
1.2 years, expected volatility of 64%, risk free interest rate of 2% and a 0% dividend yield. The weighted average fair value at the grant date for such options was $0.76 per option for the year ended December 31, 2005. There were no options granted during the year ended December 31, 2004. The Company used the following weighted average assumptions for options granted during 2003; expected life of option of 1.5 years, expected volatility of 19%, risk free interest rate of 3% and a 0% dividend yield. The weighted average fair value at the grant date for such options was $0.37 per option for the year ended December 31, 2003.

COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"), issued by the FASB and effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There were no material other comprehensive income items for the years ended December 31, 2005, 2004 and 2003.

REVENUE RECOGNITION

         Sales are recognized when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable, and collection is reasonably assured. Sales resulting from customer buy-back agreements, or associated inventory storage arrangements are recognized upon delivery of the products to the customer, the customer's designated manufacturer, our upon notice from the customer to destroy or dispose of the goods. Sales, provisions for estimated sales returns, and the cost of products sold

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


are recorded at the time title transfers to customers. Actual product returns are charged against estimated sales return allowances.

         Sales rebates and discounts are common practice in the industries in which the Company operates. Volume, promotional, price, cash and other discounts and customer incentives are accounted for as a reduction to gross sales. Rebates and discounts are recorded based upon estimates at the time products are sold. These estimates are based upon historical experience for similar programs and products. The Company reviews such rebates and discounts on an ongoing basis and accruals for rebates and discounts are adjusted, if necessary, as additional information becomes available.

RECLASSIFICATION

         Certain reclassifications have been made to the prior year financial statements to conform to 2005 presentation. Inventory write-downs and other cost of sales charges of $4.9 million included in Restructuring charges in FY 2003 have been reclassified to Cost of goods sold to conform with FY 2005 classifications.

CLASSIFICATION OF EXPENSES

         COST OF SALES - Cost of good sold primarily includes expenses related to inventory purchases, customs, duty, freight, overhead expenses and reserves for obsolete inventory. Overhead expenses primarily consist of warehouse and operations salaries, and other warehouse expenses.

         SELLING EXPENSE - Selling expenses primarily include royalty expense, sales salaries and commissions, travel and entertainment, marketing and other sales-related costs.

         GENERAL  AND  ADMINISTRATIVE  EXPENSES  -  General  and  administrative expenses primarily include administrative salaries, employee benefits, professional service fees, facility expenses, information technology costs, investor relations, travel and entertainment, depreciation and amortization, bad debts, restructuring costs and other general corporate expenses.

SHIPPING AND HANDLING COSTS

         In accordance with Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, the Company records shipping and handling costs billed to customers as a component of revenue, and shipping and handling costs incurred by the Company for inbound and outbound freight are recorded as a component of cost of sales. Total shipping and handling costs included as component of revenue for the years ended December 31, 2005, 2004 and 2003 amounted to $98,000, $194,000 and $428,000. Total shipping and handling costs included as a component of cost of sales for each of these years amounted to $2,744,000, $1,002,000 and $827,000.

RESTRUCTURING CHARGES

         The Company records restructuring reserves in compliance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities", resulting in the recognition of employee severance and related termination benefits for recurring arrangements as they are incurred and on the accrual basis for one-time benefit arrangements. The Company records other costs associated with exit activities as they are incurred. Employee severance and termination benefits are estimates based on agreements with the relevant union representatives or plans adopted by the Company that are applicable to employees not affiliated with unions. These costs are not associated with nor do they benefit continuing activities. Inherent in the estimation of these costs are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities. The Company reviews the status of restructuring activities

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


on a quarterly basis and, if appropriate, records changes based on updated estimates. See Note 12, "Restructuring Costs".

LITIGATION

         We are currently involved in various lawsuits, claims and inquiries, most of which are routine to the nature of the business, and in accordance with SFAS No. 5, "Accounting for Contingencies," we accrue estimates of the probable and estimable losses for the resolution of these claims. The ultimate resolution of these claims could affect our future results of operations for any particular quarterly or annual period should our exposure be materially different from our earlier estimates or should liabilities be incurred that were not previously accrued.

FAIR VALUE OF FINANCIAL INFORMATION

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. ACCOUNTS RECEIVABLE: Due to the short-term nature of the receivables, the fair value approximates the carrying value. DUE TO FACTOR, DUE FROM RELATED PARTIES AND NOTES PAYABLE TO RELATED PARTIES: Due to the short-term nature and current market borrowing rates of the loans and notes, the fair value approximates the carrying value. NOTES PAYABLE: Fair value approximates carrying value based upon current market borrowing rates for loans with similar terms and maturities.

NEW ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing" and requires that items such as idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" under Paragraph 5 of ARB No. 43, Chapter 4. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during our fiscal year beginning January 1, 2006. The Company believes that the adoption of SFAS No. 151 will not have a material impact on the Company's results of operations or financial condition.

         In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company has not fully evaluated the effects of the adoption of this pronouncement.

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," which is an interpretation of SFAS No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." FIN 47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated financial statements.

         In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections", an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company will implement SFAS No. 154 in its year beginning January 1, 2006. We are currently evaluating the impact of this new standard, but believe that it will not have a material impact upon the Company's financial position, results of operations or cash flows.

         In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. We are currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2--LIQUIDITY AND MANAGEMENT'S PLANS

         During fiscal years 2003, 2004 and 2005 the Company experienced recurring losses from operations on declining revenues and has an accumulated deficit as of December 31, 2005 of $50,434,000. The Company's operating cash position has declined from $14.4 million at December 31, 2003 to $2.3 million at December 31, 2005. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In response to these matters, during 2005 the Company adopted a restructuring plan designed to better align the Company's organizational and cost structures with its future growth opportunities. In connection with this restructuring, management's operating plan for 2006 includes increased sales, higher margins on certain products, reduced expenses as a percentage of revenues and improved cash flows sufficient to cover the Company's operating needs. There can be no assurance that the Company will be successful in these matters. The inability of the Company to achieve one or all of the above results will have a material impact on the Company's financial position and results of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If the Company is not able to achieve its operating objectives or is unable to obtain additional financing as may be required, the Company may be otherwise unable to achieve its goals or continue its operations.

NOTE 3--ACCOUNTS AND NOTE RECEIVABLE

         At December 31, 2005, accounts receivable from Azteca Productions International ("Azteca"), a significant customer, was approximately $10,968,000 less a reserve of $7,528,000, totaling $3,440,000, net. In February 2006, the Company accepted a note agreement from Azteca which provides for total payments including principal and interest of $4.0 million in exchange for the net outstanding accounts receivable balance. The balance of the note receivable at December 31, 2005 of $3,440,000 reflects a $560,000 charge to discount the note, using a 10.5% discount rate, to its net present value. The Azteca accounts receivable, net at December 31, 2005 has been reclassified on the accompanying consolidated balance sheets to note receivable to reflect this subsequent settlement. The $3,440,000 note is receivable in monthly installments over thirty-one months beginning March 1, 2006. The payments are $50,000 per month for the first 5 months, then range from $133,000-$267,000 per month until paid in full. The following summarizes the future minimum payments of the note receivable:


YEARS ENDING DECEMBER 31,                                              Amount
------------------------                                            -----------

2006 ....................................................           $   917,000
2007 ....................................................             1,600,000
2008 ....................................................             1,483,000
                                                                    -----------

Total payments ..........................................             4,000,000

Less amount representing interest .......................              (560,000)
                                                                    -----------

Balance at December 31, 2005 ............................             3,440,000

Less current portion ....................................               662,000
                                                                    -----------

Long-term portion .......................................           $ 2,778,000
                                                                    ===========

         Accounts receivable are included on the accompanying consolidated balance sheet net of an allowance for doubtful accounts and subsequent returns. After reclassification of the net Azteca receivable to note receivable at December 31, 2005, the total allowance for doubtful accounts and subsequent returns was $1,188,758 and $6,085,999 at December 31, 2005 and 2004,
respectively.

         In 2004, following negotiations with Tarrant Apparel Group, a former customer, we determined that a significant portion of the obligations due from this customer were uncollectible. Accordingly, included in general and administrative expenses for 2004 are charges of $4.3 million related primarily to the write-down of this receivable and leaving a remaining balance receivable from this customer of $4.5 million. An affiliate

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of the customer repaid the $4.5 million receivable balance over the period from May through December 2005.

NOTE 4--FACTORING AGREEMENT AND LINE OF CREDIT

FACTORING AGREEMENT

         The Company entered into a factoring agreement with East Asia Heller for the purchase of eligible receivables from its Hong Kong subsidiary, Tag-It Pacific (HK) Limited. The Company's factor purchases eligible accounts receivable and assumes the credit risk with respect to those accounts for which they have given their prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with the Company. The Company pays a fixed commission rate and may borrow up to 80% of its eligible accounts receivable. Interest is charged at 1.5% over the Hong Kong Dollar prime rate 7.75% and 6.5% at December 31, 2005 and 2004). As of December 31, 2004, the amount factored with recourse and included in trade accounts receivable was approximately $1,559,000 and none at December 31, 2005. Outstanding advances as of December 31, 2004 were approximately $615,000 (none at December 31, 2005) and are included in Due to factor on the accompanying balance sheet.

         The Company measures the value of its retained interest in receivables factored without recourse based on the fair value of the factored receivable at the time the sale is initiated. Fair value is determined based on management's estimate of the expected amount to be collected from the factored receivable. Adjustments to the fair value of the Company's retained interest in the factored receivable are made when management becomes aware of factors that could result in a reduction of the amount paid by the customer. Adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. The Company has not recorded any adjustments to reduce the carrying amount of its retained interest in factored receivables for the years ended December 31, 2005 and 2004.

LINE OF CREDIT

         On May 30, 2001, the Company entered into a loan and security agreement with UPS Capital Global Trade Finance Corporation ("Line of Credit"), providing for a working capital credit facility with a maximum available amount of $13 million. The loan had a three year term, an interest rate at prime plus 2%, and was secured by all assets of the Company. On November 10, 2004, the Company refinanced and canceled its Line of Credit with a portion of the proceeds received from a private placement of $12.5 million of Secured Convertible Promissory Notes (Note 8). No amounts were outstanding at December 31, 2004.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5--DEMAND NOTES PAYABLE TO RELATED PARTIES

         Demand notes payable to related parties consist of the following:

                                                    Year Ended December 31,
                                                ----------------------------
                                                   2005              2004
                                                ----------        ----------

Two notes  payable issued from 1995-1998 to
   parties  related  to or  affiliated with
   directors of  the Company  with interest
   rates  ranging from 0% to 10% per annum,
   due  and payable  on the  fifteenth  day
   following delivery of written demand for
   payment.................................     $   85,176        $   85,176


Convertible  secured  note  payable  issued
   in  October 2000  to  a director  of the
   Company  bears interest at 11%,  payable
   quarterly,   is   due   on  demand   and
   convertible  into  common  stock  at the
   election  of the  holder at  a  rate  of
   $4.50 per share, the market value of the
   Company's  common  stock  on the date of
   approval  by  the  Company's   Board  of
   Directors.   The  note  is  secured   by
   substantially  all  of  the    Company's
   assets..................................        500,000           500,000

Unsecured  notes  payable to  a director of
   the Company  accrue  interest at 7%  and
   8.5% per annum, principal  and  interest
   due on demand and fifteen days from
   demand..................................         79,795            79,795
                                                ----------        ----------

                                                $  664,971        $  664,971
                                                ==========        ==========

         Interest expense related to the demand notes payable to related parties for the years ended December 31, 2005, 2004 and 2003 amounted to $67,753, $81,628 and $88,102. Included in accrued expenses at December 31, 2005 and 2004 was $447,986 and $380,233 of related accrued interest. There was no interest paid on the demand notes during the years ended December 31, 2005 and 2004.

NOTE 6--CAPITAL LEASE OBLIGATIONS

         The Company financed equipment purchases through various capital lease obligations expiring through August 2010. These obligations bear interest at various rates ranging from 6.3% to 15% per annum. Future minimum annual payments under these capital lease obligations are as follows:

YEARS ENDING DECEMBER 31,                                              Amount
------------------------                                            -----------

2006 ....................................................           $   707,057
2007 ....................................................               478,715
2008 ....................................................               310,855
2009 ....................................................               182,064
2010 ....................................................                   430
                                                                    -----------

Total payments ..........................................             1,679,121

Less amount representing interest .......................              (231,742)
                                                                    -----------

Balance at December 31, 2005 ............................             1,447,379

Less current portion ....................................               590,884
                                                                    -----------

Long-term portion .......................................           $   856,495
                                                                    ===========

         At  December  31,  2005,   total   property  and  under  capital  lease
obligations and related accumulated depreciation was $3,468,721 and $661,533, respectively. At December 31, 2004, total equipment, included in

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


property and equipment under capital lease obligations and related accumulated depreciation was $3,258,589 and $316,826, respectively.

NOTE 7--NOTES PAYABLE

         Notes payable consist of the following:

                                                    Year Ended December 31,
                                                ----------------------------
                                                   2005              2004
                                                ----------        ----------

$765,000  note  payable to  First  National
   Bank  dated  June 3, 2004;  interest  at
   6.5%;  payable  in  eighty-four  monthly
   payments of  principal  and  interest of
   $5,746 beginning July 2004;  twenty-year
   amortization,  all unpaid  principal and
   interest due June 3, 2011 (seven years);
   secured by building in North Carolina...     $  734,787        $  755,253


$880,000  note  payable to  First  National
   Bank dated  November 22, 2004;  interest
   at 6.5%;    payable  in   sixty  monthly
   payments of  principal  and  interest of
   $17,254  beginning  December  2004;  all
   unpaid   principal  and   interest   due
   November   22,   2009;    secured     by
   manufacturing equipment.................        713,068           867,577
                                                ----------        ----------

      Notes payable                              1,447,855         1,622,830

      Less current portion                         186,837           174,975
                                                ----------        ----------

Notes payable, net of current portion           $1,261,018        $1,447,855
                                                ==========        ==========



         Future minimum annual payments under these notes payable obligations are as follows:

YEARS ENDING DECEMBER 31,                                               Amount
------------------------                                              ----------

2006 ..................................................               $  186,837
2007 ..................................................                  199,504
2008 ..................................................                  213,030
2009 ..................................................                  210,218
2010 ..................................................                   28,301
2011 and thereafter ...................................                  609,965
                                                                      ----------

Total .................................................               $1,447,855
                                                                      ==========

NOTE 8--SECURED CONVERTIBLE PROMISSORY NOTES

         On November 10, 2004, the Company raised $12.5 million from the sale of Secured Convertible Promissory Notes (the "Notes") to existing shareholders. The Notes are convertible into common stock at a price of $3.65 per share, bear interest at 6% payable quarterly, are due November 9, 2007 and are secured by the TALON trademarks. The Notes are convertible at the option of the holder at any time after closing. The Company may repay the Notes at any time after one year from the closing date with a 15% prepayment penalty. At maturity, the Company may repay the Notes in cash or require conversion if certain conditions are met. In connection with the issuance of the Notes, the Company issued to the Note holders, warrants to purchase up to 171,235 shares of common stock. The warrants have a term of five years, an exercise price of $3.65 per share and vested 30 days after closing. The fair value of the warrants was estimated at

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


approximately $96,000 utilizing the Black-Scholes option-pricing model and recorded as a discount against the face value of the Notes. The discount is amortized over the three-year term of the Notes on a straight-line basis. The Company has registered with the SEC the resale by the holders of the shares issuable upon conversion of the Notes and exercise of the warrants. In connection with this financing, the Company paid the placement agent $704,000 in cash, and issued the placement agent a warrant to purchase 215,754 common shares at an exercise price of $3.65 per share. The warrant is exercisable beginning May 10, 2005 through November 10, 2009. The fair value of the warrant was estimated at $93,815 utilizing the Black-Scholes option-pricing model and recorded as deferred financing costs which are amortized over the three- year term of the Notes.

         Future   minimum   annual   principal   payments  under  these  secured
convertible promissory notes are as follows:

YEARS ENDING DECEMBER 31,                                               Amount
------------------------                                             -----------

2006 ..............................................                  $      --
2007 ..............................................                   12,500,000
                                                                     -----------

Total .............................................                  $12,500,000
                                                                     ===========


NOTE 9--STOCKHOLDERS' EQUITY AND CONVERTIBLE REDEEMABLE PREFERRED STOCK

PREFERRED STOCK

STOCKHOLDER'S RIGHTS PLAN

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         At a special meeting of stockholders held on February 11, 2004, the stockholders of the Company approved the issuance of 5,728,180 shares of common stock upon conversion of the Series D Preferred Stock. At the conclusion of the meeting, all of the shares of the Series D Convertible Preferred Stock automatically converted into common shares and the Series D Convertible Preferred Stock was eliminated.

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

SERIES  C  PREFERRED  STOCK  PURCHASE  AGREEMENT  AND  CO-MARKETING  AND  SUPPLY
AGREEMENT

         In accordance with the Series C Preferred Stock Purchase Agreement entered into with Coats North America Consolidated, Inc. ("Coats") on September 20, 2001, the Company issued 759,494 shares of Series C Convertible Redeemable Preferred Stock (the "Shares") to Coats North America Consolidated, Inc. in exchange for an equity investment from Coats of $3,000,001 cash. The Shares were convertible at the option of the holder after one year at the rate of the closing price multiplied by 125% of the ten-day average closing price prior to closing. The Shares were redeemable at the option of the holder after four years. If the holders elected to redeem the Shares, the Company had the option to redeem for cash at the stated value of $3,000,001 or in the form of the Company's common stock at 85% of the market price of the Company's common stock on the date of redemption. If the market price of the Company's common stock on the date of redemption was less than $2.75 per share, the Company was required to redeem for cash at the stated value of the Shares. The Company could elect to redeem the Shares at any time for cash at the stated value. The Preferred Stock Purchase Agreement provided for cumulative dividends at a rate of 6% of the stated value per annum, payable in cash or the Company's common stock. The dividends were payable at the earlier of the declaration of the Board, conversion or redemption. Each Preferred Share had the right to vote for each of the Company's common shares that the Shares could then be converted into on the record date. Total legal and other costs associated with this transaction of $105,000 were netted against the $3,000,001 proceeds received from Coats. Dividends accrued but unpaid at December 31, 2003 amounted to $428,202.

         In connection with the Series C Preferred Stock Purchase Agreement, the Company also entered into a 10-year Co-Marketing and Supply Agreement with Coats. The Co-Marketing and Supply Agreement provides for selected introductions into Coats' customer base and the Company's trim packages will exclusively offer thread manufactured by Coats.

         On February 25, 2004, the holders of the Series C Preferred Stock converted all 759,494 shares of Series C Preferred Stock, plus $458,707 of accrued dividends, into 700,144 shares of common stock. The Series C Preferred Stock was eliminated in March 2004.

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


stock once the average price per share of the Company's common stock reached or exceeded $8.00 for a 30-day consecutive period. The preferred stock was automatically convertible into shares of the Company's common stock based on a rate of one minus the fraction of $2.50 over the average per share closing price of the Company's common stock for the 30-day period preceding the conversion.

         The Series B Convertible Preferred stock had a liquidation preference of $.001 per share, and is entitled to receive non-cumulative dividends on an as converted basis, if and when, such dividends were declared on the Company's common stock and was redeemable by the Company under certain conditions as outlined in the agreement.

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

         Under the Asset Purchase Agreement, the Company issued to Talon, Inc. 500,000 shares of common stock, par value $0.001 per share, a promissory note in the amount of $4,900,000 and $100,000 in cash held in escrow. The Asset Purchase Agreement required Talon, Inc. to place 50,000 shares of the Company's common stock and $100,000 in escrow for a period of 12 months to satisfy any indemnification claims the Company may have under the Asset Purchase Agreement. The common stock was valued at the market value of the Company's stock on the date of closing. The promissory note is unsecured, bears interest at prime plus 2%. In connection with the Asset Purchase Agreement, the Company also entered into a mutual release with Talon, Inc. and GICISA pursuant to which Talon, Inc. and GICISA released the Company from its obligations under the unsecured note payable of $2,830,024 dated September 30, 2000 and other current liabilities under the Exclusive License and Distribution Agreement. Further, 850,000 shares of the Company's series B convertible preferred stock held by GICISA were canceled at the closing of the Asset Purchase Agreement.

         The balance of the unsecured promissory note was $1.4 million at December 31, 2004. The unsecured promissory note and all outstanding obligations due under the note payable were paid in full as of June 1, 2005.

         The Series B  Convertible  Preferred  Stock was  eliminated in February
2004.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

EXCLUSIVE LICENSE AND INTELLECTUAL PROPERTY RIGHTS AGREEMENT

         On April 2, 2002, the Company entered into an Exclusive License and Intellectual Property Rights Agreement (the "Agreement") with Pro-Fit Holdings Limited ("Pro-Fit"). The Agreement gives the Company the exclusive rights to sell or sublicense waistbands manufactured under patented technology developed by Pro-Fit for garments manufactured anywhere in the world for the United States market and all United States brands. In accordance with the Agreement, the Company issued 150,000 shares of its common stock which were recorded at the market value of the stock on the date of the Agreement. The shares contain restrictions related to the transfer of the shares and registration rights. The Agreement has an indefinite term that extends for the duration of the trade secrets licensed under the Agreement. The Company has recorded an intangible asset amounting to $577,500 and is amortizing this asset on a straight-line basis over its estimated useful life of five years. The Company is currently in litigation with this supplier (See Notes 1 and 14 ).

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 10--STOCK  OPTION INCENTIVE PLAN AND WARRANTS

STOCK OPTION INCENTIVE PLAN

         On October 1, 1997, the Company adopted the 1997 Stock Incentive Plan ("the 1997 Plan"), which authorized the granting of a variety of stock-based incentive awards. The 1997 Plan is administered by the Board of Directors, or a committee appointed by the Board of Directors, which determines the recipients and terms of the awards granted.

         In 2002, the Company's Board of Directors amended its 1997 Stock Incentive Plan to provide for a total of 2,277,500 shares of common stock to be reserved for issuance under the Plan.

         In 2003, the Company's Board of Directors further amended its 1997 Stock Incentive Plan to provide for a total of 2,577,500 shares of common stock to be reserved for issuance under the Plan. During the year ended December 31, 2003, the Company granted 510,000 options to purchase common stock at exercise prices of $3.50 and $3.70 per share, the closing price of the Company's common stock on the date of the grants.

         In 2004, the Company's Board of Directors amended its 1997 Stock Incentive Plan to provide for a total of 3,077,500 shares of common stock to be reserved for issuance under the Plan. There were no options granted during the year ended December 31, 2004.

         During the year ended December 31, 2005, the Company granted 425,000 options to purchase common stock at exercise prices of $5.00, $5.23, $3.14 and $0.41 per share, the closing price of the Company's common stock on the date of the grants.

         The following table summarizes the activity in the 1997 Plan:

                                                                       Weighted
                                                                       Average
                                                     Number of         Exercise
                                                      Shares            Price
                                                    ----------        ----------

Options outstanding - January 1, 2003 .......        1,733,500        $     3.48
     Granted ................................          510,000              3.59
     Exercised ..............................         (126,500)             2.51
     Canceled ...............................         (139,000)             3.84
                                                    ----------        ----------

Options outstanding - December 31, 2003 .....        1,978,000              3.55
     Granted ................................             --                --
     Exercised ..............................         (115,375)             3.36
     Canceled ...............................         (120,625)             4.00
                                                    ----------        ----------

Options outstanding - December 31, 2004 .....        1,742,000              3.53
     Granted ................................          425,000              3.22
     Exercised ..............................           (1,250)             3.63
     Canceled ...............................         (332,750)             3.50
                                                    ----------        ----------

Options outstanding - December 31, 2005 .....        1,833,000        $     3.46
                                                    ==========        ==========

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Additional   information   relating  to  stock   options  and  warrants
outstanding and exercisable at December 31, 2005, summarized by exercise price is as follows:

                                                                           Exercisable
                                    Outstanding Weighted Average        Weighted Average
                                ----------------------------------   --------------------------
                                               Life      Exercise                    Exercise
Exercise Price Per Share          Shares     (years)      Price        Shares         Price
---------------------------     ----------  ---------   ----------   ----------   -------------
         $ 1.30                    215,000     2.5        $ 1.30        215,000       $ 1.30
         $ 4.31                    273,000     4.0        $ 4.31        273,000       $ 4.31
         $ 4.63                     81,000     4.0        $ 4.63         81,000       $ 4.63
         $ 3.78                    126,000     5.5        $ 3.78        126,000       $ 3.78
         $ 4.25                     72,000     4.5        $ 4.25         72,000       $ 4.25
         $ 3.75                     90,000     5.0        $ 3.75         90,000       $ 3.75
         $ 3.63                    150,000     7.0        $ 3.63        150,000       $ 3.63
         $ 3.64                    110,000     6.0        $ 3.64        110,000       $ 3.64
         $ 3.50                    260,000     7.3        $ 3.50        260,000       $ 3.50
         $ 3.70                    131,000     7.3        $ 3.70        121,000       $ 3.70
         $ 5.00                     35,000     9.1        $ 5.00         13,125       $ 5.00
         $ 5.23                    100,000     9.2        $ 5.23        100,000       $ 5.23
         $ 3.14                    100,000     9.4        $ 3.14         86,875       $ 3.14
         $ 0.41                     90,000     9.9        $ 0.41         90,000       $ 0.41
                                ----------                           ----------
 Total options                   1,833,000                            1,788,000

         $ 3.65 (warrants)         318,495     3.9        $ 3.65        318,495       $ 3.65
         $ 4.29 (warrants)          30,000     1.5        $ 4.29         30,000       $ 4.29
         $ 3.50 (warrants) (1)     150,000     1.1        $ 3.50        150,000       $ 3.50
         $ 4.34 (warrants) (1)      66,667     0.3        $ 4.34         66,667       $ 4.34
         $ 4.73 (warrants) (1)      66,667     0.3        $ 4.73         66,667       $ 4.73
         $ 4.74 (warrants)         572,818     3.0        $ 4.74        572,818       $ 4.74
         $ 5.06 (warrants)         172,500     2.5        $ 5.06        172,500       $ 5.06
                                ----------                           ----------
 Total warrants                  1,377,147                            1,377,147
                                ----------                           ----------

          Total                  3,210,147     5.07       $ 3.85      3,165,147       $ 3.84
                                ==========                           ==========

(1) The exercise price of these warrants includes an upward adjustment of 25% of the amount, if any, that the market price of the Company's common stock on the exercise date exceeds the stated exercise price, up to a maximum of $5.25.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11--LOSS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                    December 31, 2005                           December 31, 2004
                        ----------------------------------------   -----------------------------------------
                            Loss         Shares      Per Share         Loss          Shares      Per Share
Years ended:            (Numerator)  (Denominator)     Amount       (Numerator)  (Denominator)     Amount
---------------------  ------------   ------------  ------------   ------------   ------------  ------------
Basic loss per share:
    Loss available)
    to common
    stockholders ....  $(29,537,709)    18,225,851  $      (1.62)  $(17,639,473)    17,316,202  $      (1.02)

Effect of dilutive
securities:
    Options .........          --             --            --             --             --            --
    Warrants ........          --             --            --             --             --            --
                       ------------   ------------  ------------   ------------   ------------  ------------
Loss available to
common stockholders .  $(29,537,709)    18,225,851  $      (1.62)  $(17,639,473)    17,316,202  $      (1.02)
                       ============   ============  ============   ============   ============  ============


                                  December 31, 2003
                       -----------------------------------------
                          Loss          Shares       Per Share
Years ended:           (Numerator)   (Denominator)     Amount
---------------------  ------------   ------------  ------------
Basic loss per share:
    Loss available)
    to common
    stockholders ....  $ (4,938,710)    10,650,684  $      (0.46)

Effect of dilutive
securities:
    Options .........          --             --            --
    Warrants ........          --             --            --
                       ------------   ------------  ------------
Loss available to
common stockholders .  $ (4,938,710)    10,650,684  $      (0.46)
                       ============   ============  ============


         Warrants to purchase 1,377,147 shares of common stock at between $3.50 and $5.06, options to purchase 1,833,000 shares of common stock at between $0.41 and $5.23, convertible debt of $12,500,000 convertible at $3.65 per share, and other convertible debt of $500,000 convertible at $4.50 per share were outstanding for the year ended December 31, 2005, but were not included in the computation of diluted loss per share because the effect of exercise or conversion would have an antidilutive effect on loss per share.

         Warrants to purchase 1,578,973 shares of common stock at between $3.50 and $5.06, options to purchase 1,742,000 shares of common stock at between $1.30 and $4.63, convertible debt of $12,500,000 convertible at $3.65 per share, and other convertible debt of $500,000 convertible at $4.50 per share were outstanding for the year ended December 31, 2004, but were not included in the computation of diluted loss per share because the effect of exercise or conversion would have an antidilutive effect on loss per share.

         Warrants to purchase 1,277,885 shares of common stock at between $0.71 and $5.06, options to purchase 1,978,000 shares of common stock at between $1.30 and $4.63, 759,494 shares of preferred Series C stock convertible at $4.94 per share, and convertible debt of $500,000 convertible at $4.50 per share were outstanding for the year ended December 31, 2003, but were not included in the computation of diluted loss per share because the effect of exercise or conversion would have an antidilutive effect on loss per share. For the year ended December 31, 2003, 572,818 shares of preferred Series D stock, convertible into 5,728,180 shares of common stock after shareholder approval on February 11, 2004, were not included in the computation of diluted earnings per share because the conversion contingency related to the preferred shares was not met.

         During the year ended December 31, 2005, 1,250 options and 68,494 warrants were exchanged for $254,544 in cash.

NOTE 12--RESTRUCTURING COSTS

2005 RESTRUCTURING PLAN

         In an effort to better align the Company's organizational and cost structures with its future growth opportunities, in August 2005 the Company's Board of Directors adopted a restructuring plan for the Company that was substantially completed by December 2005. The plan includes restructuring the Company's global operations by eliminating redundancies in its Hong Kong operation, closing its Mexican facilities, converting its Guatemala facility from a manufacturing site to a distributor, and closing its North

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Carolina manufacturing facility. The Company also intends to focus its sales efforts on higher margin products, which may result in lower net sales over the next twelve months. As a result, the Company will operate with fewer employees and reduced associated operating and manufacturing expenses. The Company has recorded charges in connection with its restructuring plan in accordance with SFAS No. 146 (As Amended), "Accounting for Costs Associated with Exit or Disposal Activities." In addition, the Company's restructuring plan has resulted in the carrying value of certain long-lived assets, primarily equipment, being impaired. Accordingly, the Company has recorded a charge to recognize the impairment of these assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. The Company will continue to monitor its progress during this restructuring period and adjust its business strategies and plans to achieve its planned operating efficiencies and costs reductions.

         The North Carolina manufacturing facility is a long-lived asset that is classified as "held for sale" because it meets the criteria listed in Paragraph 30 of SFAS 144. Management has committed to sell the asset, and is listing the property for sale with a commercial real estate agent. The Company believes the sale of the asset is probable and the sale is expected to be completed within one year. The major components of manufacturing equipment used in this plant to manufacture zippers are not classified as held for sale since the Company intends to re-deploy this equipment in the manufacture of Talon zippers through investment or sale of this equipment to its distributors of Talon zippers. This equipment is separately identified as idle equipment as a component of "Property and equipment" which are included in the accompanying consolidated balance sheets (See Note 1).

         Restructuring costs recorded in 2005 were $6,371,000. Restructuring costs include $3,447,000 of inventory write-downs, restructuring charges of $2,474,000 consisting of $2,036,000 for the impairment of long-lived assets, primarily machinery and equipment, $170,000 of one-time employee termination benefits and other costs of $268,000. In addition, an impairment charge to goodwill in the amount of $450,000 was recorded. This goodwill was associated with an acquisition made to benefit the Central and South American operations. Since these operations are being exited, management concluded that this goodwill was impaired and should be written off. These restructuring costs were recorded in the Consolidated Statements of Operations for the year ended December 31, 2005 in the following line items and amounts:


         Cost of goods sold ............................     $3,447,000

         Operating expenses:
            General & administrative expenses ..........        450,000
            Restructuring charges ......................      2,474,000
                                                             ----------
         Total restructuring costs .....................     $6,371,000
                                                             ==========

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         o An anticipated reduction in sales volume from the Company's larger Mexico customers;

         o The Company's efforts to decrease its reliance on its larger Mexico customers;

         o The difficulty in obtaining financing in Mexico due to the location of assets outside the U.S. and customer concentration and other limits imposed by financial institutions.

         Total restructuring charges for the year ended 2003 amounted to $7.7 million. Restructuring charges include approximately $4.3 million of inventory write-downs, $1.6 million of additional reserves for doubtful accounts receivable, $1.0 million of costs incurred related to the reduction of operations in Mexico, including the relocation of inventory and facilities, $0.5 million of benefits paid to terminated employees and $0.3 million of other costs. All restructuring costs were incurred and paid for in the fourth quarter of 2003, and the Company did not anticipate any further charges as a result of this restructuring plan. Therefore, no liabilities related to restructuring charges were included in the balance sheet at December 31, 2003. During the first quarter of 2004, however, the Company incurred residual restructuring charges of $0.4 million.

         Restructuring charges included in the Company's Consolidated Statement of Operations for the year ended December 31, 2003 are as follows:

                                                               Amount
                                                             ----------

         Cost of goods sold ..........................       $4,931,218
         Operating expenses:
              Restructuring charges ..................        2,768,829
                                                             ----------


         Total restructuring charges .................       $7,700,047
                                                             ==========

NOTE 13--INCOME TAXES

         The components of the provision (benefit) for income taxes included in the consolidated statements of operations are as follows:

                                              Year Ended December 31,
                                 ----------------------------------------------
                                     2005             2004             2003
                                 -----------      -----------       -----------
Current:
     Federal ..............      $    55,479      $   405,632       $   360,000
     State ................            4,000           71,582            16,193
                                 -----------      -----------       -----------
                                      59,479          477,214           376,193
Deferred:
     Federal ..............          850,000        1,530,000        (2,302,711)
     State ................          150,000          270,000          (406,362)
                                 -----------      -----------       -----------
                                   1,000,000        1,800,000        (2,709,073)
                                 -----------      -----------       -----------
                                 $ 1,059,479      $ 2,277,214       $(2,332,880)
                                 ===========      ===========       ===========

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A reconciliation of the statutory Federal income tax rate with the Company's effective income tax rate is as follows:

                                                      Year Ended December 31,
                                                    --------------------------
                                                     2005      2004      2003
                                                    ------    ------    ------
Current:
    Federal statutory rate .....................     (34.0)%   (34.0)%   (34.0)%
    State taxes net of Federal benefit .........      (5.8)     (6.0)     (6.0)
    Income earned from foreign subsidiaries ....       0.2       3.1       6.4
    Net operating loss valuation allowance .....      43.5      51.3       2.3
    Other ......................................      (0.2)      0.5      (1.7)
                                                    ------    ------    ------

                                                       3.7 %    14.9 %   (33.0)%
                                                    ======    ======    ======

         (Loss) income before income taxes are as follows:

                                           Year Ended December 31,
                             --------------------------------------------------
                                 2005               2004               2003
                             ------------       ------------       ------------

Domestic ..............      $(28,724,518)      $(17,574,926)      $ (9,303,639)
Foreign ...............           246,288          2,243,172          2,226,101
                             ------------       ------------       ------------

                             $(28,478,230)      $(15,331,754)      $ (7,077,538)
                             ============       ============       ============

         The primary components of temporary differences which give rise to the Company's deferred tax assets and deferred tax liabilities are as follows:


                                                      Year Ended December 31,
                                                  -----------------------------
                                                      2005             2004
                                                  ------------     ------------
Net deferred tax asset:
     Net operating loss carryforwards ........    $ 20,820,849     $  8,110,000
     Dies, film and art library ..............        (106,862)        (103,894)
     Depreciation and amortization ...........          49,356           83,078
      Intangible assets ......................        (385,403)        (494,193)
      Bad debt reserve .......................         403,494        2,198,402
      Related party interest .................         160,996          105,824
      Inventory reserve ......................         448,674             --
     Other ...................................          56,343              783
                                                  ------------     ------------
                                                    21,447,447        9,900,000
     Less:  Valuation Allowance ..............     (21,447,447)      (8,900,000)
                                                  ------------     ------------
                                                  $       --       $  1,000,000
                                                  ============     ============

         At December 31, 2005, Tag-It Pacific, Inc. had Federal and state NOL carryforwards of approximately $53.3 million and $44.7 million, respectively. The Federal NOL is available to offset future taxable income through 2024, and the state NOL expires in 2014. Section 382 ("Section 382") of the Internal Revenue Code of 1986, as amended (the "Code"), places a limitation on the realizability of net operating losses in future periods if the ownership of the Company has changed more than 50% within a three-year period. As of December 31, 2005, some of our net operating losses may be limited by the Section 382 rules. The amount of such limitations, if any, has not yet been determined.

         Income taxes are accounted  for under the asset and  liability  method.
Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the financial

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         In 2003, the Company determined, based upon its operating loss, that it was more likely than not that it would not be in a position to fully realize all of its deferred tax assets in future years. Accordingly, in 2003, the Company recorded a valuation allowance of $1.1 million, which reduced the carrying value of its net deferred tax assets to $2.8 million. In 2004, the Company incurred additional net operating losses and, as a result, increased its valuation allowance to $8.9 million, which reduced the carrying value of its net deferred tax asset to $1.0 million. In 2005, the Company incurred additional net operating losses and, as a result, increased its valuation allowance to $21.4 million, which reduced the carrying value of its net deferred tax asset to $0. The Company intends to maintain a valuation allowance for its deferred tax assets until sufficient evidence exists to support the reversal or reduction of the allowance. At the end of each quarter, the Company will review supporting evidence, including the performance against sales and income projections, to determine if a release of the valuation allowance is warranted. If in future periods it is determined that it is more likely than not that the Company will be able to recognize all or a greater portion of its deferred tax assets, the Company will at that time reverse or reduce the valuation allowance.

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


DISTRIBUTION / FRANCHISE AGREEMENTS

         In 2004 the Company has entered into six distribution agreements for the sale of TALON zippers. The agreements provided for minimum purchases from the Company of TALON zipper products to be received over the term of the agreements. In 2005 several of these distribution partners experienced delays in their acquisition of necessary zipper equipment, and this in turn delayed the distribution of Talon zippers within their respective territories. As a result of these delays, and other performance deficiencies, all of the distribution agreements were terminated.

OPERATING LEASES

         The Company is a party to a number of non-cancelable operating lease agreements involving buildings and equipment, which expire at various dates through 2010. The Company accounts for its leases in accordance with SFAS No. 13, whereby step provisions, escalation clauses, tenant improvement allowances, increases based on an existing index or rate, and other lease concessions are accounted for in the minimum lease payments and are charged to the income statement on a straight-line basis over the related lease term.

         The future minimum lease commitments at December 31, 2005 are as follows:

         Years Ending December 31,                             Amount
         ------------------------                            ----------

         2006 .......................................        $  602,649
         2007 .......................................           396,035
         2008 .......................................           379,762
         2009 .......................................           353,546
         2010 .......................................           227,497
                                                             ----------
            Total minimum payments ..................        $1,959,489
                                                             ==========

         Total rental expense for the years ended December 31, 2005, 2004 and 2003 aggregated $750,536, $696,590 and $966,867, respectively.

PROFIT SHARING PLAN

         In October 1999, the Company established a 401(k) profit-sharing plan for the benefit of eligible employees. The Company may make annual contributions to the plan as determined by the Board of Directors. Total contributions for the year ended December 31, 2005 amounted to $16,807. There were no contributions made during the years ended December 31, 2004 and 2003.

CONTINGENCIES

         On October 12, 2005, a shareholder class action complaint-- HUBERMAN V. TAG-IT PACIFIC, INC., ET AL., Case No. CV05-7352 R(Ex)--was filed against us and certain of our current and former officers and directors in the United States District Court for the Central District of California alleging claims under
Section 10(b) and Section 20 of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The action is brought on behalf of all purchasers of our publicly-traded securities during the period from November 14, 2003 to August 12, 2005. On January 23, 2006 the court heard competing motions for appointment of lead plaintiff/counsel and appointed Seth Huberman as lead plaintiff. The lead plaintiff thereafter filed an amended complaint on March 13, 2006. The amended complaint alleges that defendants made false and misleading statements about the company's financial situation and its relationship with certain of its large customers during a purported class period between November 13, 2003 and August 12, 2005. It

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


purports to state claims under Section 10(b)/Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. The Company intends to file a motion to dismiss the amended complaint which motion is scheduled to be heard on June 19, 2006. Pursuant to the Private Securities Litigation Reform act, discovery is stayed in the case. Although we believe that we and the other defendants have meritorious defenses to the class action complaint and intend to contest the lawsuit vigorously, an adverse resolution of any of the lawsuit could have a material adverse effect on our financial position and results of operations. At this early stage of the litigation, we are not able to reasonably predict the outcome of this action or estimate potential losses, if any, related to the lawsuit.

         We have filed suit against Pro-Fit Holdings Limited in the U.S. District Court for the Central District of California -- TAG-IT PACIFIC, INC. V. PRO-FIT HOLDINGS LIMITED, CV 04-2694 LGB (RCx) - based on various contractual and tort claims relating to our exclusive license and intellectual property agreement, seeking declaratory relief, injunctive relief and damages. The agreement with Pro-Fit gives us the exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. Pro-Fit filed an answer denying the material allegations of the complaint and filed a counterclaim alleging various contractual and tort claims seeking injunctive relief and damages. We filed a reply denying the material allegations of Pro-Fit's pleading. Pro-Fit has since purported to terminate the exclusive license and intellectual property agreement based on the same alleged breaches of the agreement that are the subject of the parties' existing litigation, as well as on an additional basis unsupported by fact. In February 2005, we amended our pleadings in the litigation to assert additional breaches by Pro-Fit of its obligations us under the agreement and under certain additional letter agreements, and for a declaratory judgment that Pro-Fit's patent No. 5,987,721 is invalid and not infringed by us. Thereafter, Pro-Fit filed an amended answer and counterclaim denying the material allegations of the amended complaint and alleging various contractual and tort claims seeking injunctive relief and damages. Pro-Fit further asserted that we infringed its United States Patent Nos. 5,987,721 and 6,566,285. We filed a reply denying the substantive allegations of the reply. At our request, the Court bifurcated the contract issues for trial to commence on January 10, 2006. The parties have filed summary judgment motions which may dispose of some of the issues in this case prior to trial. The remaining issues will be tried at a later date. We derive a significant amount of revenue from the sale of products incorporating the stretch waistband technology, our business, results of operations and financial condition could be materially adversely affected if the dispute with Pro-Fit is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

         In December 2005 a lawsuit was filed against us in the United States District Court, Central District of California -- TODO TEXTIL, S.A. V. TAG-IT PACIFIC, INC., TALON INTERNATIONAL, INC., COLIN DYNE, JONATHAN MARKILES, ET AL. , Case No. CV05-8498 MMM (RCx) in which the claimant alleges the Company breached an operating contract with the plaintiff. This matter is in the initial stages of litigation and the Company believes it is without merit and that there will not be a material affect on the Company.

         A subsidiary, Tag-It de Mexico, S.A. de C.V., was operating under the Mexican government's Maquiladora Program, which entitled Tag-It de Mexico to certain favorable treatment as respects taxes or duties regarding certain imports. In July of 2005, the Mexican Federal Tax Authority asserted a claim against the company alleging that certain taxes had not been paid on imported products during the years 2000, 2001, 2002 and 2003. In October of 2005, Tag-It filed a procedural opposition to the claim and, in December of 2005, submitted documents to the Mexican Tax Authority in opposition to this claim, supporting the company's position that the claim was without merit. The Mexican Federal Tax Authority has failed to respond to the opposition filed, and the required response period has lapsed. In addition, an controlled entity incorporated in Mexico (Logistica en Avios, S.A. de C.V.) through which Tag-It currently conducts its operations, may be subjected to a claim or claims from the Mexican Tax Authority, as identified directly above, and additionally to other tax issues, including those arising from employment taxes. Tag-It believes that the claim is defective on both procedural and documentary grounds and does not believe there will be a material adverse affect on the Company.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company distributes its products internationally and has reporting requirements based on geographic regions. Long-lived assets are attributed to countries based on the location of the assets and revenues are attributed to countries based on customer delivery locations, as follows:

                                               Year Ended December 31,
                                     -------------------------------------------
                                         2005           2004            2003
                                     -----------     -----------     -----------
Sales:
     United States .............     $ 8,902,734     $ 4,822,935     $ 8,836,546
     Asia ......................      20,005,036      12,785,977       9,637,268
     Mexico ....................       8,526,367      21,452,805      26,472,044
     Dominican Republic ........       5,914,792       9,678,078      14,219,236
     Other .....................       3,982,247       6,369,686       5,277,721
                                     -----------     -----------     -----------
                                     $47,331,176     $55,109,481     $64,442,815
                                     ===========     ===========     ===========
Long-lived Assets:
     United States .............     $ 9,797,111     $12,911,377     $ 8,594,804
     Asia ......................         226,221         234,746       1,243,388
     Mexico ....................          23,754         187,721         267,704
     Dominican Republic ........         776,279         866,807         975,092
                                     -----------     -----------     -----------
                                     $10,823,364     $14,200,651     $11,080,988
                                     ===========     ===========     ===========

NOTE 16--MAJOR CUSTOMERS AND VENDORS

         No customer accounted for more than 10% of the Company's net sales on a consolidated basis for the year ended December 31, 2005. Two major customers accounted for approximately 22% of the Company's net sales on a consolidated basis for the year ended December 31, 2004. Three major customers, two of which were related parties, accounted for approximately 64% of the Company's net sales on a consolidated basis for the year ended December 31, 2003. Included in trade accounts receivable at December 31, 2004 is $8,133,000 due from these customers. Terms are net 30 and 60 days.

         Three major vendors accounted for approximately 39% of the Company's purchases for the year ended December 31, 2005. Four major vendors accounted for approximately 70% of the Company's purchases for the year ended December 31, 2004. Two major vendors, one a related party, accounted for approximately 43% of the Company's purchases for the year ended December 31, 2003. Included in accounts payable and accrued expenses at December 31, 2005 and 2004 is $2,206,000 and $2,548,000 due to these vendors. Terms are sight and 60 days.

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

         Commencing in December 1998, the Company began to provide trim products to Tarrant for its operations in Mexico. In connection therewith, the Company purchased $2.25 million of Tarrant's existing inventory in December 1998 for resale to Tarrant. The Company has terminated its supply relationship with Tarrant. In December 2004, the Company wrote-off the remaining obligations due from Tarrant (see Note 3).

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Total sales to Tarrant for the year ended December 31, 2005 were $574,000. Total sales to Tarrant and Azteca for the years ended December 31, 2004 and 2003 were $6,784,000 and $25,883,000, respectively. As of December 31, 2005, accounts receivable, related party included $0.5 million due from Tarrant. As of December 31, 2004, accounts receivable included approximately $6,596,000 due from Azteca and its affiliates. As of December 31, 2004, accounts receivable, related party included $4.5 million due from Tarrant's affiliate, United Apparel Ventures.

         Transportation fees paid to a company that has common ownership with Azteca for the years ended December 31, 2005, 2004 and 2003 amounted to $29,600, $200,000 and $210,000.

         Included in Due from related parties at December 31, 2005 and 2004 is $730,489 and $556,550 respectively, of unsecured notes, advances and accrued interest receivable from a former officer and stockholder of the Company who is related to or affiliated with a director of the Company. The notes and advances bear interest at 0%, 8.5% and prime and, together with accrued interest, are due on demand.

         Demand notes payable to related parties include notes and advances to a director of the Company or to parties related to or affiliated with a director of the Company. The balance of Demand notes payable to related parties at December 31, 2005 and 2004 was $664,971. See Note 5 for further discussion of these notes, and related accrued interest and interest expense.

         Transportation fees paid to or on behalf of a company that has common ownership with Mark Dyne, Chairman of the Board of Directors, for the years ended December 31, 2004 and 2003 amounted to $211,000 and $20,000.

         Consulting fees paid to Diversified Investments, a company owned by a member of the Board of Directors of the Company, amounted to $150,000, $150,000 and $137,000 for the years ended December 31, 2005, 2004 and 2003.

         Consulting fees paid for services provided by two members of the Board of Directors was $45,000, $98,000 and $41,000 for the years ended December 31, 2005, 2004 and 2003.

NOTE 18--SUBSEQUENT EVENTS

         During the first quarter of 2006, the Company granted non-qualified options to purchase shares of its common stock to the following executive officers:

         o As of January 16, 2006, the Company granted its Chief Executive Officer an option to purchase 900,000 shares of common stock at an exercise price of $0.37 per share, which vests over a period of three years;

         o As of January 26, 2006, the Company granted its newly appointed Chief Financial Officer, an option to purchase 400,000 shares of common stock at an exercise price of $0.59 per share, which vests over a period of four years; and

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         o As of March 1, 2006, the Company granted its newly appointed Chief Operating Officer, an option to purchase 325,000 shares of common stock at an exercise price of $0.53 per share, which vests over a period of three years.

         Each of the foregoing option grants were issued as an inducement to employment pursuant to AMEX Company Guide Section 711(a), and were approved by the Board of Directors, including a majority of the independent directors. The issuances of these options were exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

NOTE 19 - QUARTERLY RESULTS (UNAUDITED)

         Quarterly results for the years ended December 31, 2005 and 2004 are reflected below:

                                        4TH            3RD            2ND            1ST
---------------------------------------------------------------------------------------------
2005
----
Revenue .........................  $  9,163,355   $  9,472,898   $ 15,639,646   $ 13,055,277
Operating loss (1,2) ............  $ (5,002,769)  $(10,281,054)  $(10,907,621)  $ (1,217,771)
Net loss (2) ....................  $ (5,127,754)  $(10,284,874)  $(12,476,638)  $ (1,648,443)
Basic and diluted loss per share   $      (0.28)  $      (0.56)  $      (0.68)  $      (0.09)

2004
----
Revenue .........................  $ 13,021,287   $ 17,004,775   $ 14,923,121   $ 10,160,298
Operating (loss) income (1,2) ...  $(14,761,124)  $    472,901   $    398,563   $   (637,206)
Net (loss) income (2) ...........  $(17,438,261)  $    211,004   $    170,319   $   (552,030)
Basic and diluted (loss) earnings
   per share ....................  $      (0.96)  $       0.01   $       0.01   $      (0.04)
---------------------------------------------------------------------------------------------

(1) The Company recorded restructuring charges of $6.2 million in the third quarter of 2005; $ $414,675 during the first quarter of 2004; and, 7.7 million during the fourth quarter of 2003. (Note 12).

(2) The Company recorded net charges of $4.3 million from the write-off of obligations, primarily accounts receivable and inventories, due from a former major customer (Note 16), an additional allowance for bad debts of $5.0 million, inventory write-downs of $2.7 million and a decrease in net deferred tax asset resulting in a charge to the provision for income taxes of $1.8 million during the fourth quarter of 2004. During 2005, the Company recorded further net increases of $3.7 million to reserves for accounts receivable and inventories, and an additional decrease in net deferred tax asset resulting in a charge to the provision for income taxes of $1 million during 2005.

         Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the fourth quarter of fiscal year 2005, BDO Seidman, LLP resigned and Singer Lewak Greenbaum & Goldstein, LLP was appointed as our Independent Registered Public Accounting Firm.


ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

         We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2005, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

         In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

         A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following deficiencies that represented material weaknesses in internal control over financial reporting which have caused management to conclude that, as of December 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level:

         In conjunction with preparing our Form 10-K for the period ended December 31, 2005, management reviewed our revenue recognition practices as they relate to the recognition of revenues on certain sale and inventory storage transactions. As a result of this review, management concluded that our controls over the identification and monitoring of assumptions and factors affecting the recording of revenue were not in accordance with generally accepted accounting principles and that our revenue for the quarters ended June 30, 2005 and September 30, 2005 had been misstated. Based upon this conclusion, management with concurrence of our Audit Committee, decided to restate our financial statements as of and for those quarters to reflect the corrections in the application of our revenue recognition policies.

         We failed to maintain sufficient documentation supporting inventory costs necessary to effectively analyze our inventory for lower-of-cost or market reserves. This control deficiency did not result in a material misstatement of our consolidated financial statements.

         We failed to maintain sufficient documentation supporting our perpetual inventory counts and our year end physical inventories were not effectively controlled, requiring a recount of our inventory balances at year end. This control deficiency did not result in a material misstatement of our consolidated financial statements.

         To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

REMEDIATION OF MATERIAL WEAKNESSES

         To remediate the material weaknesses in our disclosure controls and procedures identified above, we have done the following subsequent to December 31, 2005, which correspond to the material weaknesses identified above:

         We have revised our review procedures over the application of our revenue recognition practices, particularly as they relate to inventory storage transactions. We have instituted additional control and disclosure procedures to effectively and timely identify such transactions including a review of all major sale transactions by our disclosure committee.

         We have implemented additional documentation control procedures over the assumptions and factors affecting our inventory costs and reserves to ensure that inventory balances are appropriately supported and reduced to their net realizable values on a timely basis. These controls include the segregation and review of selected inventory adjustment transactions and management analysis of inventory cost and reserve changes during the reporting period.

         We have modified our physical inventory process procedures and instructions to ensure that the appropriate documentation regarding physical inventories is maintained and controlled, and that the physical counting of inventories is performed at regular intervals.

ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this Item 10 will appear in the proxy statement for the 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation will appear in the proxy statement for the 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in the proxy statement for the 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions will appear in the proxy statement for the 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information regarding principal accountant fees and services will appear in the proxy statement for the 2006 Annual Meeting of Stockholders, and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a)      FINANCIAL STATEMENTS AND SCHEDULES .

      INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON SCHEDULE II

To the Board of Directors
Tag-It Pacific, Inc.
Los Angeles, California

The audits referred to in our report, dated March 31, 2005, included the related financial statement schedule as of December 31, 2004, and for each of the two years in the period ended December 31, 2004, included in the annual report on Form 10-K of Tag-It Pacific, Inc. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



                                         /s/ BDO Seidman, LLP



Los Angeles, California
March 31, 2005

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


               COLUMN A                     COLUMN B     COLUMN C     COLUMN D     COLUMN E
              -----------                 -----------  -----------  -----------  -----------
                                           Balance at                             Balance at
                                           Beginning                               End of
              DESCRIPTION                   of year     Additions    Deductions     Year
              -----------                 -----------  -----------  -----------  -----------
2005
----
Allowance for doubtful accounts deducted
from accounts receivable in the balance
sheet ..................................  $ 6,086,000  $ 2,631,000  $ 7,528,000  $ 1,189,000
Reserve for obsolescence deducted from
inventories on the balance sheet .......    6,365,000    2,538,000    1,597,000    7,306,000
Valuation reserve deducted from Deferred
tax Assets .............................    8,900,000   12,547,000         --     21,447,000
                                          -----------  -----------  -----------  -----------
                                          $21,351,000  $17,716,000  $ 9,125,000  $29,942,000
                                          ===========  ===========  ===========  ===========
2004
----
Allowance for doubtful accounts deducted
from accounts receivable in the balance
sheet ..................................  $ 2,044,000  $ 5,500,000  $ 1,458,000  $ 6,086,000
Reserve for obsolescence deducted from
inventories on the balance sheet .......    6,125,000    2,240,000    2,000,000    6,365,000
Valuation reserve deducted from Deferred
tax Assets .............................    1,119,000    7,781,000         --      8,900,000
                                          -----------  -----------  -----------  -----------
                                          $ 9,288,000  $15,521,000  $ 3,458,000  $21,351,000
                                          ===========  ===========  ===========  ===========
2003
----
Allowance for doubtful accounts deducted
from accounts receivable in the balance
sheet ..................................  $   401,000  $ 1,822,000  $   179,000  $ 2,044,000
Reserve for obsolescence deducted from
inventories on the balance sheet .......    1,662,000    4,665,000      202,000    6,125,000
Valuation reserve deducted from Deferred
tax Assets .............................         --      1,119,000         --      1,119,000
                                          -----------  -----------  -----------  -----------
                                          $ 2,063,000  $ 7,606,000  $   381,000  $ 9,288,000
                                          ===========  ===========  ===========  ===========


         (b)      Exhibits:

                  See Exhibit Index attached to this Annual Report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TAG-IT PACIFIC, INC.

                                            /s/ Lonnie D. Schnell
                                          -----------------------------
                                          By:   Lonnie D. Schnell
                                          Its:  Chief Financial Officer


                                POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints Stephen Forte and Lonnie D. Schnell, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

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

SIGNATURE                  TITLE                                  DATE
---------                  -----                                  ----

/s/ Mark Dyne              Chairman of the Board of Directors     April 17, 2006
----------------------
Mark Dyne

/s/ Stephen Forte          Chief Executive Officer (Principal     April 17, 2006
----------------------     Executive Officer) and Director
Stephen Forte

/s/ Lonnie Schnell         Chief Financial Officer (Principal     April 17, 2006
----------------------     Accounting and Financial Officer)
Lonnie Schnell

/s/ Kevin Bermeister       Director                               April 17, 2006
----------------------
Kevin Bermeister

/s/ Colin Dyne             Director                               April 17, 2006
----------------------
Colin Dyne

/s/ Jonathan Burstein      Director, Vice President of            April 17, 2006
----------------------     Operations and Secretary
Jonathan Burstein

/s/ Brent Cohen            Director                               April 17, 2006
----------------------
Brent Cohen

/s/ Susan White            Director                               April 17, 2006
----------------------
Susan White

/s/ Raymond Musci          Director                               April 17, 2006
----------------------
Raymond Musci

/s/ Joseph Miller          Director                               April 17, 2006
----------------------
Joseph Miller

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


                                      EX-1

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

10.11          Promissory  Note,  dated  October  15,  1997,  provided by A.G.S.
               Stationary Inc. to Monto Holdings Pty. Ltd. Incorporated by reference to Exhibit 10.48 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.12 Promissory Note, dated November 4, 1997, provided by Pacific Trim & Belt, Inc. to Monto Holdings Pty. Ltd. Incorporated by reference to Exhibit 10.49 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.13          Guaranty, dated as of October 4, 2000, by A.G.S. Stationery, Inc.
               in favor or Mark I. Dyne.  Incorporated  by  reference to Exhibit
               10.40 to Form 10-K filed on April 4, 2001.

10.14 Guaranty, dated as of October 4, 2000, by Tag-It, Inc. in favor of Mark I. Dyne. Incorporated by reference to Exhibit 10.41 to Form 10-K filed on April 4, 2001.

10.15 Guaranty, dated as of October 4, 2000, by Talon International, Inc. in favor of Mark I. Dyne. Incorporated by reference to
               Exhibit 10.42 to Form 10-K filed on April 4, 2001.

10.16          Security  Agreement,  dated as of October 4, 2000, between A.G.S.
               Stationery,  Inc. and Mark I. Dyne.  Incorporated by reference to
               Exhibit 10.44 to Form 10-K filed on April 4, 2001. Incorporated by reference to Exhibit 10.44 to Form 10-K filed on April 4, 2001.

10.17 Security Agreement, dated as of October 4, 2000, between Tag-It, Inc. and Mark I. Dyne. Incorporated by reference to Exhibit 10.45 to Form 10-K filed on April 4, 2001.

10.18 Security Agreement, dated as of October 4, 2000, between Talon International Inc. and Mark I. Dyne. Incorporated by reference to
               Exhibit 10.46 to Form 10-K filed on April 4, 2001.

10.19 Security Agreement, dated as of October 4, 2000, between Tag-It Pacific, Inc. and Mark I. Dyne. Incorporated by reference to
               Exhibit 10.47 to Form 10-K filed on April 4, 2001.

10.20 Convertible Secured Subordinated Promissory Note, dated October 4, 2000, provided by Mark I. Dyne to the Registrant. Incorporated by reference to Exhibit 10.48 to Form 10-K filed on April 4, 2001.

10.21 Form of Warrant to Purchase Common Stock Agreements dated December 28, 2001. Incorporated by reference to Exhibit 99.2 to Form 8-K filed on January 23, 2002.


                                      EX-2

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
-------        -------------------

10.22          Form  of  Stockholders   Agreements   dated  December  28,  2001.
               Incorporated by reference to Exhibit 99.3 to Form 8-K filed on January 23, 2002.

10.23          Form of Investor  Rights  Agreements  dated  December  28,  2001.
               Incorporated by reference to Exhibit 99.4 to Form 8-K filed on January 23, 2002.

10.24 Exclusive Supply Agreement dated July 12, 2002, among Tag-It Pacific, Inc. and Levi Strauss & Co. (1) Incorporated by reference to Exhibit 10.68 to Form 10-Q filed on November 15, 2002.

10.24.1 Amendment to Exclusive Supply Agreement, dated July 12, 2002, between Tag-It Pacific, Inc. and Levi Strauss & Co. (1) Incorporated by reference to Exhibit 10.70 to Form 10-K filed on March 28, 2003.

10.24.2 Amendment, dated June 29, 2004, to Exclusive Supply Agreement, dated July 12, 2002, between Tag-It Pacific, Inc. and Levi Strauss & Co.

10.25 Intellectual Property Rights Agreement, dated April 2, 2002, between the Company and Pro-Fit Holdings, Ltd. (1) Incorporated by reference to Exhibit 10.69 to Form 10-K/A filed on October 1, 2003.

10.26 Common Stock Purchase Warrant dated December 18, 2003 between the Company and Sanders Morris Harris Inc. Incorporated by reference to Exhibit 99.4 to Form 8-K filed on December 22, 2003.

10.27          Form of  Subscription  Agreement,  dated as of  November 9, 2004, between the Company and the Purchaser identified therein. Incorporated by reference to Exhibit 10.1 to Form S-3 filed on December 9, 2004.

10.28 Form of Secured Convertible Promissory Note, dated as of November 9, 2004. Incorporated by reference to Exhibit 10.2 to Form S-3 filed on December 9, 2004.

10.29 Form of Common Stock Purchase Warrant, dated as of November 9, 2004. Incorporated by reference to Exhibit 10.3 to Form S-3 filed on December 9, 2004.

10.30 Trademark Security Agreement, dated as of November 9, 2004, among the Registrant and the Secured Parties identified on the signature page thereto. Incorporated by reference to Exhibit 10.4 to Form S-3 filed on December 9, 2004.

10.31 Registration Rights Agreement, dated as of November 9, 2004, among the Registrant, Sanders Morris Harris Inc. and the Purchasers identified therein. Incorporated by reference to
               Exhibit 10.5 to Form S-3 filed on December 9, 2004.

10.32 Placement Agent Agreement, dated as of November 9, 2004, between the Registrant and Sanders Morris Harris Inc. Incorporated by reference to Exhibit 10.6 to Form S-3 filed on December 9, 2004.

10.33 Common Stock Purchase Warrant dated as of November 9, 2004, issued by the Registrant in favor of Sanders Morris Harris Inc. Incorporated by reference to Exhibit 10.7 to Form S-3 filed on December 9, 2004.


                                      EX-3

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
-------        -------------------

14.1 Code of Ethics. Incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 30, 2004.

21.1 Subsidiaries. Incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 30, 2004.

23.1           Consent of Singer Lewak Greembaum & Goldstein LLP.

23.2           Consent of BDO Seidman, LLP.

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


                                      EX-4