Form 10-K/A
period 2005-12-31
TAG IT PACIFIC INC
filed 2006-04-28
CIK 1047881

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None

================================================================================
                                EXPLANATORY NOTE


This Amendment No. 1 to Form 10-K on Form 10-K/A (this "Amendment") amends Tag-It Pacific, Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2005, originally filed on April 17, 2006 (the "Original Filing"). The Company is filing this Amendment to include the information required by Part III and not included in the Original Filing as the Company will not file its definitive proxy statement within 120 days of the end of the Company's fiscal year ended December 31, 2005.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. In this Amendment, unless the context indicates otherwise, the terms "Company," "we," "us," and "our" refer to Tag-It Pacific, Inc., and its subsidiaries.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of each of our executive officers and directors as of April 22, 2006.

NAME                           AGE       POSITION
----                           ---       --------

Stephen P. Forte...........     38       Chief Executive Officer and Director
Mark  Dyne (1).............     45       Chairman of the Board of Directors
Colin Dyne (1).............     43       Vice Chairman of the Board of Directors
Jonathan Burstein (2)......     39       Executive Vice President of Operations,
                                             Secretary and Director
Kevin Bermeister...........     45       Director
Susan White................     56       Director
Raymond Musci .............     45       Director
Joseph Miller..............     42       Director
Brent Cohen................     47       Director
Lonnie D. Schnell..........     57       Chief Financial Officer
Wouter van Biene...........     56       Chief Operating Officer

----------
(1)      Colin Dyne and Mark Dyne are brothers.
(2)      Jonathan Burstein is Colin Dyne's and Mark Dyne's brother-in-law.


CLASS III DIRECTORS: TERMS EXPIRING IN 2006

MARK DYNE                           Mr. Dyne has served as Chairman of the Board
                                    of Directors  since 1997. Mr. Dyne currently
                                    serves as the Chief  Executive  Officer  and
                                    the  Managing  Partner of  Europlay  Capital
                                    Advisors,   LLC,  a  merchant   banking  and
                                    advisory firm. Mr. Dyne previously served as
                                    Chairman and Chief Executive Officer of Sega
                                    Gaming   Technology  Inc.  (USA),  a  gaming
                                    company,  and Chairman  and Chief  Executive
                                    Officer of Virgin Interactive  Entertainment
                                    Ltd.,  a  distributor  of computer  software
                                    programs  and video  games  based in London,
                                    England. Mr. Dyne was a founder and director
                                    of Packard Bell NEC Australia  Pty.  Ltd., a
                                    manufacturer  and  distributor  of  personal
                                    computers   through  the   Australian   mass
                                    merchant  channel,  and he was a founder and
                                    former  director of Sega Ozisoft Pty Ltd., a
                                    leading    distributor   of    entertainment
                                    software in both Australia and New Zealand.

                                    MEMBER:    GOVERNANCE COMMITTEE

COLIN DYNE                          Currently,  Mr. Dyne serves as Vice Chairman
                                    of the Board of Directors.  Mr. Dyne founded
                                    Tag-It,  Inc., one of our  subsidiaries,  in
                                    1991 with his father,  Harold Dyne. Mr. Dyne
                                    served as our President  from  inception and
                                    as our Chief Executive  Officer from 1997 to
                                    2005. Before founding Tag-It,  Inc. in 1991,
                                    Mr. Dyne worked in numerous positions within
                                    the stationery products industry,  including
                                    owning  and  operating   retail   stationery
                                    businesses    and   servicing   the   larger
                                    commercial    products    industry   through
                                    contract stationery and printing operations.

RAYMOND MUSCI                       Ray Musci has  served as a  Director  of the
                                    Company since June 2005.  From October 1999,
                                    Mr.  Musci has served as the  President  and
                                    Chief  Executive  Officer  and a director of
                                    BAM! Entertainment,  Inc., a publicly traded
                                    company   that   develops,   publishes   and
                                    distributes  entertainment software products
                                    and video games.  Mr. Musci currently serves
                                    as   a   director   of   Brilliant   Digital
                                    Entertainment,   Inc.,  a  publicly   traded
                                    corporation (OTCBB:  BDEI). From May 1990 to
                                    July   1999,   Mr.   Musci   served  as  the
                                    President,  Chief Executive Officer and as a
                                    director of Infogrames  Entertainment,  Inc.
                                    (formerly Ocean of America, Inc.), a company
                                    that  develops,  publishes  and  distributes
                                    software products. Mr. Musci also previously
                                    served as a director of Ocean International,
                                    Ltd.,  the  holding   company  of  Ocean  of
                                    America, Inc. and Ocean Software, Ltd., and as Executive Vice President/General Manager of Data East USA, Inc., a subsidiary of Data
                                    East Corp., a Japanese company.

                                    MEMBER:    AUDIT COMMITTEE

CLASS I DIRECTORS: TERMS EXPIRING IN 2007

JOSEPH MILLER                       Mr.  Miller  has  served  on  the  Board  of
                                    Directors  since June 2005.  Since 2003,  he
                                    has been a  Managing  Director  of  Europlay
                                    Capital  Advisors,  LLC, a merchant  banking
                                    and advisory  firm.  From 1998 to 2003,  Mr.
                                    Miller  was  a  Senior  Vice   President  at
                                    Houlihan  Lokey  Howard & Zukin,  a  leading
                                    middle-market investment bank.. From 1994 to
                                    1998,   Mr.   Miller   served  as  the  Vice
                                    President,    Corporate    Development   for
                                    Alliance     Communications     Corporation,
                                    Canada's  leading  independent  producer and
                                    distributor  of  filmed  entertainment.  Mr.
                                    Miller has  bachelor's  degree in  Economics
                                    and   Business   from  the   University   of
                                    California, Los Angeles

                                    MEMBER:    AUDIT COMMITTEE

BRENT COHEN                         Mr.   Cohen  has  served  on  the  Board  of
                                    Directors  since 1998.  Mr. Cohen has served
                                    as Chief Executive Officer and a director of
                                    Dovebid Inc.  since  August 2005.  Mr. Cohen
                                    served as President  and was a member of the
                                    Board  of  Directors   of  First   Advantage
                                    Corporation  (formed  by  the  merger  of US
                                    Search   and   First   American    Financial
                                    screening companies) in June 2003. Mr. Cohen
                                    served as Chairman  of the Board,  President
                                    and  Chief  Executive  Officer  of US Search
                                    from  February  2000 until  June 2003.  From
                                    July 1987 through  October  1998,  Mr. Cohen
                                    held  senior   management   positions   with
                                    Packard  Bell  NEC  (formerly  Packard  Bell
                                    Electronics),   including   Chief  Operating
                                    Officer,   Chief   Financial   Officer   and
                                    President--Consumer    and    International.
                                    Subsequently,  Mr. Cohen served on the board
                                    of  advisors   and   directors   of  several
                                    companies from October 1998 through  January
                                    2000.  From January  1980  through  December
                                    1982 and from January 1985 through June 1987
                                    Mr. Cohen held various management  positions
                                    in  both  the   management   consulting  and
                                    auditing  practice of Arthur Young & Company
                                    (now  Ernst  &  Young).  Mr.  Cohen  holds a
                                    Bachelor  of  Commerce  degree,  a  Graduate
                                    Diploma in Accounting and an MBA from the University of Cape Town in South Africa. He is also a chartered accountant.

                                    MEMBER:    COMPENSATION,    NOMINATING   AND
                                    GOVERNANCE COMMITTEES

KEVIN BERMEISTER                    Mr.  Bermeister  has  served on our Board of
                                    Directors since 1999. He has been a director
                                    of  Brilliant  Digital  Entertainment,  Inc.
                                    (OTCBB:  BDEI)  since  August  1996  and has
                                    served as its  President  since October 1996
                                    and as its Chief Executive Officer since the
                                    beginning  of  2001.  Mr.  Bermeister  is  a
                                    director  of  Sega  Ozisoft  Pty.  Ltd.  and
                                    previously served as its Co-Chief  Executive
                                    Officer. Mr. Bermeister is a founder of Sega
                                    Ozisoft  which  commenced  business in 1982.
                                    Mr. Bermeister also is a director of Packard
                                    Bell NEC Australia Pty. Ltd. and Jacfun Pty.
                                    Ltd.   Jacfun  owns  the   Darling   Harbour
                                    property  occupied by the Sega World  indoor
                                    theme   park  in  Sydney,   Australia.   Mr.
                                    Bermeister  has served on numerous  advisory
                                    boards,    including   Virgin    Interactive
                                    Entertainment Ltd.

                                    MEMBER:    COMPENSATION    AND    NOMINATING
                                    COMMITTEES


CLASS II DIRECTORS: TERMS EXPIRING IN 2008

STEPHEN P. FORTE                    Mr. Forte has served as our Chief  Executive
                                    Officer since October 2005. Prior to joining
                                    us Mr.  Forte  served as a principal  at the
                                    Forte  Group,  LLC, a  business  development
                                    consulting  company  founded by Mr. Forte in
                                    February of 2005, which focuses on assisting
                                    U.S.  companies expand business overseas and
                                    foreign  corporations  expand their business
                                    in the U.S.  Prior  to  founding  the  Forte
                                    Group,  Mr.  Forte  served as  President  of
                                    Ascendent   Telecommunications,    Inc.,   a
                                    premier  voice  mobility  company,  which he
                                    founded in 1999. Before launching Ascendent,
                                    Mr.  Forte  founded  Travelers  Telecom (aka
                                    Wilshire   Cellular)   in  1993,  a  leading
                                    cellular   rental   provider   and  wireless
                                    carrier for short term users and government.
                                    Mr. Forte  earned a  bachelor's  degree from
                                    the University of Southern California and an
                                    MBA from George  Washington  University.  He
                                    currently serves on the Board for the School
                                    of   Business   at  The  George   Washington
                                    University,  and  serves  as a mentor at the
                                    Marshall   School   of   Business,   at  the
                                    University of Southern California.

SUSAN WHITE                         Ms.   White  has  served  on  the  Board  of
                                    Directors  since  June 2005.  Ms.  White has
                                    served  as  Chief   Executive   Officer  and
                                    President of Brand Identity Solutions,  LLC,
                                    a   branding,    marketing   and   licensing
                                    consulting  company,  since 1984.  Ms. White
                                    has also served as Chief  Executive  Officer
                                    and   President  of   Whitespeed,   LLC,  an
                                    Internet  design,   branding  and  marketing
                                    company,   since   2000.   Ms.   White  also
                                    previously served as Director of Marketing and Advertising Worldwide for Warnaco from November 1997 through August 1999. Ms. White received a BA from Bay State College.


JONATHAN BURSTEIN                   Mr.   Burstein   has   served  as  our  Vice
                                    President of  Operations  since 1999 and has
                                    served on our Board of Directors since 1999.
                                    During this  period,  Mr.  Burstein has been
                                    responsible   for   many  of  the   internal
                                    operations   of   the   Company,   including
                                    logistics,   purchasing   and  managing  key
                                    customer  relationships.   From  1987  until
                                    1999, Mr. Burstein has been  responsible for
                                    managing   many  of  our  largest   customer
                                    accounts. Mr. Burstein has served as our Secretary beginning November 2004.



OTHER EXECUTIVE OFFICERS

LONNIE D. SCHNELL                   Mr.  Schnell  joined the  Company in January
                                    2006 as our  Chief  Financial  Officer.  Mr.
                                    Schnell  served as Vice President of Finance
                                    for   Capstone   Turbine   Corporation,    a
                                    manufacturer   of   micro-turbine   electric
                                    generators  from 2004 until 2005.  From 2002
                                    to  2004  Mr.   Schnell   served   as  Chief
                                    Financial  Officer  of  EMSource,   LLC,  an
                                    electronic  manufacturing  service  company.
                                    Prior  to  EMSource,  in 2002,  Mr.  Schnell
                                    served as Chief Financial Officer of Vintage
                                    Capital Group,  a private equity  investment
                                    firm.  From 1999 through 2002,  Mr.  Schnell
                                    served  as  Chief   Financial   Officer   of
                                    Need2Buy,    Inc.   a   business-to-business
                                    internet    marketplace    for    electronic
                                    components.  Mr.  Schnell has  completed  an
                                    executive  MBA  program  with  the  Stanford
                                    University Executive  Institute,  and earned
                                    his  Bachelor  of Science in  Accounting  at
                                    Christian Brothers  University.  Mr. Schnell
                                    is  a  Certified   Public   Accountant  with
                                    experience in the international accounting firm of Ernst & Young LLP.

WOUTER VAN BIENE                    Mr. van Biene  joined  the  Company in March
                                    2006 as our Chief Operating  Officer.  Prior
                                    to  joining  us,  Mr.  van  Biene  served as
                                    Senior  Vice   President  -  Operations  for
                                    Ascendent    Telecommunications    Inc.,   a
                                    provider   of   mobile    telecommunications
                                    solutions,  from 2002 through February 2006.
                                    Prior to  joining  Ascendent,  Mr. van Biene
                                    served  from 2001 to 2002 as CFO of AbraComm
                                    Inc., a private,  high tech start up company
                                    in the  telecommunications  arena,  and from
                                    2000 to 2001 as Vice President of Operations
                                    of    CentreCom,     another    high    tech
                                    telecommunications   firm.  Earlier  in  his
                                    career,  Mr.  van  Biene  served  as  CIO of
                                    UStel, Inc, a regional Long Distance Carrier
                                    and as Founder/CFO of Consortium  2000, Inc.
                                    a telecommunications marketing organization.
                                    Prior to that,  Mr. van Biene  held  several
                                    executive  positions  over  a  fourteen-year
                                    time span at American Medical International,
                                    Inc. Mr. van Biene holds a Masters degree in
                                    Economics and Business  Administration  from
                                    the   University   of   Amsterdam   in   the
                                    Netherlands.

AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT

We currently have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The role and responsibilities of the audit committee are set forth in a written charter adopted by the Board and approved by the committee. The audit committee approves the engagement of the independent registered public accounting firm, reviews the scope of the audit to be conducted by the independent registered public accounting firm and meets quarterly with the independent registered public accounting firm and our Chief Financial Officer to review matters relating to our financial statements, our accounting principles and our system of internal accounting controls. The audit committee reports its recommendations as to the approval of our financial statements to the Board of Directors. All audit committee members are independent directors as defined in the listing standards of the American Stock Exchange ("AMEX").

The Audit Committee currently consists of Messrs. Musci and Miller. Messrs. Musci and Miller both meet the AMEX financial knowledge requirements, and the Board of Directors has further determined that Mr. Musci (i) is an "audit committee financial experts" as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC and (ii) meets the AMEX professional experience requirements. We are currently not in compliance with the AMEX listing requirement that we maintain an audit committee of at least three independent board members.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with all Section 16(a) forms they file. Based solely on its review of the copies of the forms received by it and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2005, all of the Company's executive officers, directors and greater-than-ten percent stockholders complied with all
Section 16(a) filing requirements.

CODE OF ETHICS.

We have adopted a Code of Ethical Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to our other employees and directors generally. A copy of our Code of Ethical Conduct was filed as an exhibit to our Annual Report on Form 10-K.

ITEM 11.      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE.

The following table sets forth, as to the Chief Executive Officer, and as to each of the other most highly compensated officers whose compensation exceeded $100,000 during the last fiscal year (the "Named Executive Officers"), information concerning all compensation paid for services to the Company in all capacities for each of the three years ended December 31 indicated below.

                                                                                    LONG-TERM
                                                                                  COMPENSATION
                                                                                  ------------
                                                                  ANNUAL           NUMBER OF
                                            FISCAL YEAR        COMPENSATION        SECURITIES
NAME AND                                       ENDED      ---------------------    UNDERLYING
PRINCIPAL POSITION                          DECEMBER 31   SALARY ($)  OTHER ($)     OPTIONS
-----------------------------------------   -----------   ---------   ---------   ------------
Stephen P. Forte (2)....................       2005         38,250        (1)            --
     Chief Executive Officer

August DeLuca (3).......................       2005        166,385        (1)          35,000
     Former Chief Financial Officer

Colin Dyne (4)..........................       2005        556,309     73,097(5)         --
     Vice Chairman of Board of Directors       2004        450,594        (1)            --
       (former Chief Executive Officer)        2003        452,397        (1)         100,000

Jonathan Burstein.......................       2005        239,950        (1)            --
     Executive Vice President of               2004        244,950        (1)            --
       Operations and Director                 2003        246,079        (1)          35,000


(1) Certain of the named executive officers receive personal benefits in addition to salary and cash bonuses, including car allowances and expenses. The aggregate amount of such personal benefits does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the officer.
(2) Mr. Forte was appointed Chief Executive Officer on October 21, 2005. Prior to joining us as CEO, Mr. Forte was paid certain fees as a consultant (see "Item 13. Certain Relationships and Related Transactions").
(3) Mr. DeLuca was appointed Chief Financial Officer on April 1, 2005 and resigned on January 20, 2006.
(4)  Mr. Dyne served as Chief Executive Officer from 1997 to October 21, 2005.
(5) Comprised of car allowances of $24,000; life insurance premiums of $35,000; and other personal expenses.

OPTION GRANTS IN FISCAL 2005.

The following table sets forth certain information regarding the grant of stock options made during fiscal 2005 to the Named Executive Officers.

                                     PERCENT OF
                                       TOTAL                                      POTENTIAL
                        NUMBER OF     OPTIONS                                  REALIZABLE VALUE
                       SECURITIES    GRANTED TO                                   AT ASSUMED
                       UNDERLYING    EMPLOYEES     EXERCISE                  RATE OF STOCK PRICE
                         OPTIONS     IN FISCAL     OR BASE     EXPIRATION      APPRECIATION FOR
NAME                     GRANTED       YEAR(1)     PRICE(2)       DATE          OPTION TERM(3)
----                   -----------   ----------    --------   -----------    --------------------
                                                                                5%           10%
                                                                                --           ---
August DeLuca.......     35,000 (4)      15%        $5.00      2/14/2015     $110,057     $278,905

         (1) Options covering an aggregate of 235,000 shares were granted to employees during fiscal 2005.

         (2) The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares, subject to certain conditions.

         (3) The potential realizable value is based on the assumption that the common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These amounts are calculated pursuant to applicable requirements of the SEC and do not represent a forecast of the future appreciation of the common stock.

         (4) Mr. DeLuca resigned from the Company effective January 20, 2006. All unexercised options held by Mr. DeLuca terminated 30 days following the date of his resignation.

AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL YEAR AND FISCAL  YEAR-END  OPTION
VALUES.

The following table sets forth, for each of the Named Executive Officers, certain information regarding the number of shares of common stock underlying stock options held at fiscal year-end and the value of options held at fiscal year-end based upon the last reported sales price of the underlying securities on the American Stock Exchange ($0.36 per share) on December 30, 2005, the last trading day in 2005.

                                                             NUMBER OF
                                                       SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                             SHARES                     UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS
                            ACQUIRED                    AT DECEMBER 31, 2005          AT DECEMBER 31, 2005
                               ON         VALUE      ---------------------------   ---------------------------
         NAME               EXERCISE     REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-------------------------   --------     --------    -----------   -------------   -----------   -------------
Stephen P. Forte.........      --           --            --            --              --             --
August DeLuca (1)........      --           --          8,750         26,250            --             --
Colin Dyne ..............      --           --         535,000          --              --             --
Jonathan Burstein........      --           --         175,000          --              --             --

(1) Mr. DeLuca resigned from the Company effective January 20, 2006. All unexercised options held by Mr. DeLuca terminated 30 days following the date of his resignation.

DIRECTOR COMPENSATION.

We currently pay nonemployee directors $1,500 for their personal attendance at any meeting of the Board of Directors and $500 for attendance at any telephonic meeting of the Board of Directors or at any meeting of a committee of the Board of Directors. We also pay non-employee directors an annual fee of $25,000 and a committee fee of $10,000. Non-employee directors, Mr. Mark Dyne and Messrs. Bermeister, Cohen and Katz, each received an option to purchase 25,000 shares of our common stock in March 2005. Ms. White and Messrs. Miller and Musci, each received an option to purchase 30,000 shares of our common stock in December 2005. We also reimburse directors for their reasonable travel expenses incurred in attending board or committee meetings and pay nonemployee directors a per diem for board services.

EMPLOYMENT CONTRACTS.

During fiscal year 2005, we did not have employment agreements with any of the Named Executive Officers. In 2006, we have entered into the following employment agreements with our executive officers.

On March 16, 2006, we entered into an Executive Employment Agreement with Stephen Forte, pursuant to which Mr. Forte serves as our Chief Executive Officer. This employment agreement has a term continuing though December 31, 2008, which may be extended to December 31, 2009. Pursuant to this agreement, Mr. Forte will receive an annual base salary of $275,000 for 2006 and $325,000 for each subsequent year of the term and will be entitled to receive an annual incentive bonus based upon our earnings before interest and taxes. In the event that prior to the end of the term, Mr. Forte's employment is terminated by us "without cause" (as defined in the agreement), by Mr. Forte for "good reason" (as defined in the agreement) or due to Mr. Forte's death or disability, then Mr. Forte or his estate will be entitled to receive, in addition to all accrued salary, (i) severance payments equal to Mr. Forte's base salary for the remaining term of the agreement or, in the case of death or disability, through December 31, 2008, (ii) a pro rated portion of the annual incentive bonus for the year in which the termination occurred, (iii) full acceleration of vesting of the options issued to Mr. Forte pursuant to the agreement and (iv) continued healthcare coverage for Mr. Forte and his dependents for the remaining term of the agreement. In connection with the employment agreement and as an inducement to employment, we previously granted Mr. Forte an option to purchase 900,000 shares of our common stock, which vests over a period of three years. In addition, in lieu of $50,000 in cash compensation, we granted Mr. Forte 135,135 shares of common stock and an option to purchase 135,135 shares of common stock that vests in full on October 24, 2006. All of these options will vest in full upon a change of control of our company or upon termination of Mr. Forte's employment without cause, for good reason or due to his death or disability.

On March 16, 2006, we entered into an employment offer letter with Wouter van Biene, pursuant to which Mr. van Biene serves as our Chief Operating Officer on an "at-will" basis. Pursuant to this offer letter, Mr. van Biene will receive an annual base salary of $225,000 and will be eligible to receive an annual incentive bonus based upon our earnings before interest and taxes. In the event that Mr. van Biene's employment is terminated by us without "cause" (as defined in the agreement) or due to Mr. van Biene's death or disability, then Mr. van Biene or his estate will be entitled to receive as severance, in addition to all accrued salary, (i) salary continuation and continuation of coverage under our group health plan for a period of six months if the termination occurs during the first year of employment, a period of twelve months if the termination occurs during the second year of employment or a period of eighteen months if the termination occurs after the second year of employment, and (ii) twelve months acceleration of vesting of all outstanding options. In connection with the offer letter and as an inducement to employment, we previously granted Mr. van Biene an option to purchase 325,000 shares of our common stock, which vests over a period of three years. Upon a change of control of our company, 50% of Mr. van Biene's then-outstanding unvested stock options shall vest and the remaining unvested options shall vest in full if Mr. van Biene is terminated, his position or base pay is reduced or he is required to relocate within twelve months following the change of control.

On March 16, 2006, we entered into an employment offer letter with Lonnie Schnell, pursuant to which Mr. Schnell serves as our Chief Financial Officer on an "at-will" basis. Pursuant to this offer letter, Mr. Schnell will receive an annual base salary of $185,000 and will be eligible to receive an annual incentive bonus based upon our earnings before interest and taxes. In the event that Mr. Schnell's employment is terminated by us without "cause" (as defined in the agreement) or due to Mr. Schnell's death or disability, then Mr. Schnell or his estate will be entitled to receive as severance, in addition to all accrued salary, (i) salary continuation and continuation of coverage under our group health plan for a period of six months and (ii) six months acceleration of vesting of all outstanding options. In connection with the offer letter and as an inducement to employment, we previously granted Mr. Schnell an option to purchase 400,000 shares of our common stock, which vests over a period of four years. Upon a change of control of our company, 50% of Mr. Schnell's then-outstanding unvested stock options shall vest and the remaining unvested options shall vest in full if Mr. Schnell is terminated, his position or base pay is reduced or he is required to relocate within six months before or twelve months following the change of control.

On March 16, 2006, we entered into an employment offer letter with Jonathan Burstein, pursuant to which Mr. Burstein will continue to serve as our Executive Vice President of Operations on an "at-will" basis. Pursuant to this offer letter, Mr. Burstein will receive an annual base salary of $240,000 for 2006 and of $300,000 beginning on January 1, 2007, and will be eligible to receive an annual incentive bonus based upon our earnings before interest and taxes. Additionally, on or before December 31, 2006, we agreed to pay to Mr. Burstein, at our option, either: (i) $60,000 in cash or (ii) 162,162 shares of our common stock and an option to purchase 162,162 shares of common stock with an exercise price equal to the fair market value on the date of grant and which options shall vest in full on December 31, 2006. In the event that Mr. Burstein's employment is terminated by us without "cause" (as defined in the agreement) or due to Mr. Burstein's death or disability, then Mr. Burstein or his estate will be entitled to receive, in addition to all accrued salary, (i) severance payments equal to eighteen months' base salary, payable in six monthly installments, (ii) continuation of coverage under our group health plan for a period of eighteen months and (iii) twelve months acceleration of vesting of all outstanding options. In connection with the offer letter, we previously granted Mr. Burstein an option to purchase 425,000 shares of our common stock, which vests over a period of three years. Upon a change of control of our company, 50% of Mr. Burstein's then-outstanding unvested stock options shall vest and the remaining unvested options shall vest in full if Mr. Burstein is terminated, his position or base pay is reduced or he is required to relocate within twelve months following the change of control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

As of December 31, 2005, we were indebted to Monto Holdings Pty. Ltd. in the aggregate amount of $60,919, plus accrued interest of $99,398. Kevin Bermeister, a member of the compensation committee of our Board of Directors, holds an equity interest in Monto Holdings Pty. Ltd. The loans from Monto Holdings Pty. Ltd. are all evidenced by promissory notes and are due and payable on the fifteenth day following the date on which the holder of the promissory note makes written demand for payment.

No current executive officer of the Company has served as a member of the board of directors or compensation committee of any entity for which a member of our Board of Directors or Compensation Committee has served as an executive officer.

STOCK INCENTIVE PLAN.

The Company adopted the Tag-It Pacific, Inc. 1997 Stock Plan (the "1997 Plan") in October 1997. The purpose of the 1997 Plan is to provide incentives and rewards to selected eligible directors, officers, employees and consultants of the Company or its subsidiaries in order to assist the Company and its subsidiaries in attracting, retaining and motivating those persons by providing for or increasing the proprietary interests of those persons in the Company, and by associating their interests in the Company with those of the Company's stockholders. Currently, the maximum number of shares of common stock that may be issued pursuant to awards granted under the 1997 Plan is 2,577,500, subject to certain adjustments to prevent dilution. Any shares of common stock subject to an award which for any reason expires or terminates unexercised are again available for issuance under the 1997 Plan.

The 1997 Plan authorizes its administrator to enter into any type of arrangement with an eligible participant that, by its terms, involves or might involve the issuance of (1) shares of common stock, (2) an option, warrant, convertible security, stock appreciation right or similar right with an exercise or conversion privilege at a price related to the common stock, or (3) any other security or benefit with a value derived from the value of the common stock. Any stock option granted may be an incentive stock option within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or a nonqualified stock option. The 1997 Plan currently is administered by the Compensation Committee of the Board of Directors of the Company. Subject to the provisions of the 1997 Plan, the Compensation Committee will have full and final authority to select the executives and other employees to whom awards will be granted thereunder, to grant the awards and to determine the terms and conditions of the awards and the number of shares to be issued pursuant thereto. No participant may receive awards representing more than 25% of the aggregate number of shares of common stock that may be issued pursuant to all awards under the 1997 Plan.

As of December 31, 2005, 1,244,500 shares of common stock remained available for grant of awards to eligible participants under the 1997 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain information as of December 31, 2005 regarding equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

                                                                                     NUMBER OF SECURITIES
                                   NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE      REMAINING AVAILABLE
                                   BE ISSUED UPON EXERCISE    EXERCISE PRICE OF      FOR FUTURE ISSUANCE
                                   OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,        UNDER EQUITY
                                     WARRANTS AND RIGHTS     WARRANTS AND RIGHTS      COMPENSATION PLANS
                                   -----------------------   --------------------   ---------------------
Equity compensation plans
approved by security holders.....         1,833,000                 $3.46               1,244,500

Equity compensation plans not
approved by security holders.....         1,377,147                 $4.36                       -
                                   -----------------------   --------------------   ---------------------

   Total.........................         3,210,147                 $3.92               1,244,500
                                   =======================   ====================   =====================


         Warrants issued pursuant to equity compensation plans not approved by security holders are summarized as follows:

         o 172,500 warrants issued for services in 2003, are exercisable at $5.06 per share and expire in May 2008.

         o 30,000 warrants issued for services in 2004, are exercisable at $4.29 per share and expire in July 2007.

         o        102,741   warrants  issued  in  conjunction   with  a  private
                  placement transaction in 2004, are exercisable at $3.65 per share and expire in November 2009.

         o 215,754 warrants issued for services in 2004, are exercisable at $3.65 per share and expire in November 2009.

         o 572,818 warrants issued for services in 2003, are exercisable at $4.74 per share and expire in December 2008.

         o 66,667 warrants issued in conjunction with private placement transaction in 2001 and 2002, are exercisable at $4.34 per share and expired in March 2006.

         o 66,667 warrants issued in conjunction with private placement transaction in 2001 and 2002, are exercisable at $4.73 per share and expired in March 2006.

         o 150,000 warrants issued in conjunction with private placement transaction in 2001 and 2002, are exercisable at $3.50 per share and expire at various date through February 2007.

         Each of the above plans provides that the number of shares with respect to which options and warrants may be granted, and the number of shares of Common Stock subject to an outstanding option or warrant, shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on Common Stock.

BENEFICIAL OWNERSHIP TABLE

The following table presents information regarding the beneficial ownership of our common stock as of April 4, 2006:

         o each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock;

         o        each of our directors;

         o        each of our executive officers; and

         o        all of our directors and executive officers as a group

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Shares of common stock under warrants or options currently exercisable or exercisable within 60 days of the date of this information are deemed outstanding for purposes of computing the percentage ownership of the person holding such warrants or options but are not deemed outstanding for computing the percentage ownership of any other person. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding at April 4, 2006. Unless otherwise indicated, the persons named in this table have sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. As of April 4, 2006, we had 18,241,845 shares of common stock issued and outstanding.

The address of each person listed is in our care, at 21900 Burbank Boulevard, Suite 270, Woodland Hills, California 91367, unless otherwise set forth below such person's name.

                                                        NUMBER OF       PERCENT
NAME OF BENEFICIAL OWNER                                  SHARES       OF CLASS
--------------------------------------------           -----------     --------
DIRECTORS:
Mark Dyne (1)...............................              1,252,112        6.7%
Colin Dyne (2)..............................              1,229,580        6.5%
Jonathan Burstein (3).......................                313,788        1.7%
Kevin Bermeister (4)........................                247,117        1.3%
Stephen P. Forte ...........................                170,652           *
Brent Cohen (5).............................                 95,000           *
Raymond Musci (6)...........................                 30,000           *
Joseph M. Miller (6)........................                 30,000           *
Susan White (6) ............................                 30,000           *
Wouter van Biene............................                  1,000           *
Lonnie D. Schnell ..........................                      0          --

Directors and executive officers as a group
  (11 persons) (10) ........................              3,399,249       17.2%

5% HOLDERS:
Todd Kay....................................              1,003,500        5.5%
  3151 East Washington Blvd.
  Los Angeles, CA  90023
Harris Toibb(7).............................              1,501,398        8.0%
  307 21st Street
  Santa Monica, CA  90402
The Pinnacle Fund, L.P. (8)(9)..............              1,095,890        5.7%
  4965 Preston Park Blvd., Suite 240
  Plano, Texas 75093

* Less than one percent.

(1) Includes 293,000 shares of common stock reserved for issuance upon exercise of stock options which are currently exercisable, 83,334 shares of common stock reserved for issuance upon exercise of warrants which are currently exercisable and 111,111 shares of common stock reserved for issuance upon conversion of debt which is currently convertible.

(2) Includes 535,000 shares of common stock reserved for issuance upon exercise of stock options which are currently exercisable.

(3) Includes 175,000 shares of common stock reserved for issuance upon exercise of stock options which are currently exercisable.

(4) Includes 90,000 shares of common stock reserved for issuance upon exercise of stock options which are currently exercisable.

(5) Consists of 95,000 shares of common stock reserved for issuance upon exercise of stock options which are currently exercisable.

(6) Consists of 30,000 shares of common stock reserved for issuance upon the exercise of the stock options which are currently exercisable.

(7) Includes 333,332 shares of common stock reserved for issuance upon exercise of warrants which are currently exercisable.

(8)      Includes  1,095,890  shares of common stock  reserved for issuance upon
         conversion  of  convertible   promissory   notes  which  are  currently
         convertible.

(9) Pursuant to the terms of convertible promissory notes and warrants held by The Pinnacle Fund, L.P., the maximum number of shares that may be acquired by the stockholder upon any exercise of its warrant or conversion of its promissory note is limited to the extent necessary to ensure that, following such exercise, the total number of shares of common stock then beneficially owned by the stockholder and its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with the selling stockholder for purposes of Section 13(d) of the Exchange Act, does not exceed 9.99% of the total number of issued and outstanding shares of our common stock then outstanding. The shares of common stock and percentage ownership listed in this table do not reflect these contractual limitations on such stockholders' ability to acquire common shares upon exercise of its warrant or conversion of its promissory note.

(10) Includes 1,278,000 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable, 111,111 shares of common stock reserved for issuance upon conversion of debt which is currently convertible and 83,334 shares of common stock reserved for issuance upon exercise of warrants which currently are exercisable.

The information as to shares beneficially owned has been individually furnished by the respective directors, named executive officers, and other stockholders of the company, or taken from documents filed with the Securities and Exchange Commission.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2005, we entered into a consulting agreement with Forte Group, LLC, a consulting company of which Mr. Forte is an owner and executive officer, pursuant to which Mr. Forte provided business development services to us. During 2005, we have paid approximately $121,000 in consulting fees to the Forte Group pursuant to this consulting agreement.

Todd Kay is a director and significant shareholder of Tarrant Apparel Group ("Tarrant"), and Mr. Kay holds more than 5% of our common stock. We had total sales to Tarrant for the year ended December 31, 2005 of $574,000. As of December 31, 2005, accounts receivable, related party included $560,000 due from Tarrant.

Included in due from related parties at December 31, 2005 is $655,000 of unsecured notes, advances and accrued interest receivable from Colin Dyne, a director, significant stockholder and former officer. The notes and advances bear interest at 0%, 8.5% and prime and, together with accrued interest, are due on demand.

Demand notes payable to related parties at December 31, 2005 included $580,000 in notes and advances from Mark Dyne, a director of the Company. In addition, as of December 31, 2005, we were indebted to Monto Holdings Pty. Ltd. in the approximate amount of $60,900, plus accrued interest of approximately $99,400. Mark Dyne, our Chairman, holds a significant equity interest in Monto Holdings Pty. Ltd. Kevin Bermeister, a member of the compensation committee of our Board of Directors, holds an equity interest in Monto Holdings Pty. Ltd. The loans from Monto Holdings Pty. Ltd. are all evidenced by promissory notes and are due and payable on the fifteenth day following the date on which the holder of the promissory note makes written demand for payment. As of December 31, 2005, we were also indebted to Harold Dyne estate in the approximate amount of $24,200.

We paid consulting fees paid to Diversified Investments, a company owned by Audrey Dyne, mother of Colin Dyne and Mark Dyne, amounted to $150,000 in the year ended December 31, 2005.

We paid $24,000 in consulting fees for services provided by Brent Cohen, a director; and $21,000 in fees paid to Ray Musci, a director. These consulting fees were compensation for additional board activities during the year ended December 31, 2005.


ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

SERVICES PROVIDED BY THE INDEPENDENT AUDITORS.

The  audit   committee  of  our  Board  of  Directors  is  responsible  for  the
appointment,   compensation,   retention  and  oversight  of  the  work  of  the
independent auditors.

On December 16, 2005, we engaged Singer Lewak Greenbaum & Goldstein LLP ("SLGG") as our independent registered public accounting firm. BDO Seidman, LLP ("BDO"), served as our principal independent public accounting firm for the year ended December 31, 2004. BDO resigned as the Company's independent public accounting firm on November 22, 2005 upon its completed review of information to be included in our Form 10-Q for the quarter ended September 30, 2005.

AUDIT FEES - The aggregate fees billed by our independent registered accounting firms for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q or services that are normally provided in connection with statutory and regulatory filings, were $181,200 for fiscal year 2004 and $506,600 for fiscal year 2005.

AUDIT-RELATED FEES - The aggregate fees billed by our independent registered accounting firms for professional services rendered for assurance and related services reasonably related to the performance of the audit or review of our financial statements (other than those reported above) was $5,000 for fiscal year 2004 and none for fiscal year 2005.

TAX FEES - The aggregate fees billed by our independent registered accounting firms for professional services rendered for tax compliance, tax advice and tax planning were $43,100 and $900 for fiscal years 2004 and 2005, respectively.

ALL OTHER FEES - There were no fees billed by our independent registered accounting firms for services rendered to the Company other than the services described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees."

The audit committee approved all of the foregoing services provided by BDO and SLGG.

POLICY REGARDING PRE-APPROVAL OF SERVICES PROVIDED BY THE INDEPENDENT AUDITORS.

The audit committee has established a general policy requiring it's pre-approval of all audit services and permissible non-audit services provided by the independent auditors, along with the associated fees for those services. For both types of pre-approval, the audit committee considers whether the provision of a non-audit service is consistent with the SEC's rules on auditor independence, including whether provision of the service (i) would create a mutual or conflicting interest between the independent auditors and the Company,
(ii) would place the independent auditors in the position of auditing its own work, (iii) would result in the independent auditors acting in the role of management or as an employee of the Company, or (iv) would place the independent auditors in a position of acting as an advocate for the Company. Additionally, the audit committee considers whether the independent auditors are best positioned and qualified to provide the most effective and efficient service, based on factors such as the independent auditors' familiarity with our business, personnel, systems or risk profile and whether provision of the service by the independent auditors would enhance our ability to manage or control risk or improve audit quality or would otherwise be beneficial to us.

                                     PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a) FINANCIAL STATEMENTS AND SCHEDULES. (Previously filed with the Original Filing.)


         (b)      Exhibits:

                  See  Exhibit  Index  attached  to this  Annual  Report on Form
                  10-K/A.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TAG-IT PACIFIC, INC.

                                         /S/ LONNIE D. SCHNELL
                                         --------------------------------
                                         By:      Lonnie D. Schnell
                                         Its:     Chief Financial Officer


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                          DATE
---------                          -----                          ----
     *                             Chairman of the Board          April 28, 2006
----------------------------       of Directors
Mark Dyne

     *                             Chief Executive Officer        April 28, 2006
----------------------------       (Principal Executive
Stephen P. Forte                   Officer)and Director

/S/ LONNIE D. SCHNELL              Chief Financial Officer        April 28, 2006
----------------------------       (Principal Accounting and
Lonnie D. Schnell                  Financial Officer)

     *                             Director                       April 28, 2006
----------------------------
Kevin Bermeister

     *                             Director                       April 28, 2006
----------------------------
Colin Dyne

     *                             Director, Vice President       April 28, 2006
----------------------------       of Operations and Secretary
Jonathan Burstein

     *                             Director                       April 28, 2006
----------------------------
Brent Cohen

     *                             Director                       April 28, 2006
----------------------------
Susan White

     *                             Director                       April 28, 2006
----------------------------
Raymond Musci

     *                             Director                       April 28, 2006
----------------------------
Joseph Miller




         * By: /S/ LONNIE D. SCHNELL
               -----------------------------------
               Lonnie D. Schnell, Attorney-in-fact

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


                                      EX-3

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
-------        -------------------

14.1 Code of Ethics. Incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 30, 2004.

21.1 Subsidiaries. Incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 30, 2004.

23.1           Consent of Singer Lewak Greembaum & Goldstein LLP. (3)

23.2           Consent of BDO Seidman, LLP. (3)

24.1           Power of Attorney (included on signature page). (3)

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

(1) Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 406 of the General Rules and Regulations under the Securities Act of 1933, as amended.
(2)  Indicates a management contract or compensatory plan.
(3)  Previously filed with the Original Filing.

                                      EX-4