Form 10-Q
period 2006-03-31
TAG IT PACIFIC INC
filed 2006-05-22
CIK 1047881

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2006.

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

                                  Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer . See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer [_]  Accelerated filer [_] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

AT MAY 19, 2006 THE ISSUER HAD 18,376,180 SHARES OF COMMON STOCK, $.001 PAR VALUE, ISSUED AND OUTSTANDING.

================================================================================

                              TAG-IT PACIFIC, INC.
                               INDEX TO FORM 10-Q



PART I      FINANCIAL INFORMATION                                           PAGE
                                                                            ----

Item 1.     Financial Statements...............................................3

            Consolidated Balance Sheets as of March 31, 2006
            and December 31, 2005 (unaudited)..................................3

            Consolidated Statements of Operations for the Three Months
            Ended March 31, 2006 and 2005 (unaudited)..........................4

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2006 and 2005 (unaudited).............5

            Notes to the Consolidated Financial Statements.....................6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................15

Item 3.     Quantitative and Qualitative Disclosures About Market Risk........30

Item 4.     Controls and Procedures...........................................30

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings.................................................32

Item 1A.    Risk Factors .....................................................33

Item 6.     Exhibits..........................................................33

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
                              TAG-IT PACIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                                                     March 31,      December 31,
                                                       2006            2005
                                                   ------------    ------------
                    Assets
Current Assets:
   Cash and cash equivalents ...................   $  3,026,623    $  2,277,397
   Trade accounts receivable, net ..............      6,278,327       5,652,990
   Note receivable .............................        942,309         662,369
   Inventories .................................      4,688,671       5,573,099
   Prepaid expenses and other current assets ...        275,381         618,577
                                                   ------------    ------------
     Total current assets ......................     15,211,311      14,784,432

Property and equipment, net of accumulated
   depreciation and amortization ...............      6,179,314       6,438,096
Fixed assets held for sale .....................        826,904         826,904
Note receivable, less current portion ..........      2,477,359       2,777,631
Due from related parties .......................        679,795         730,489
Other intangible assets, net ...................      4,233,250       4,255,125
Other assets ...................................        538,546         508,117
                                                   ------------    ------------
Total assets ...................................   $ 30,146,479    $ 30,320,794
                                                   ============    ============
     Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable ............................   $  6,096,011    $  6,719,226
   Accrued legal costs .........................      2,640,783       2,520,111
   Other accrued expenses ......................      5,323,166       4,168,552
   Demand notes payable to related parties .....        664,971         664,971
   Current portion of capital lease obligations         441,086         590,884
   Current portion of notes payable ............        189,927         186,837
                                                   ------------    ------------
     Total current liabilities .................     15,355,944      14,850,581

Capital lease obligations, less current portion         757,752         856,495
Notes payable, less current portion ............      1,212,361       1,261,018
Secured convertible promissory notes ...........     12,448,624      12,440,623
                                                   ------------    ------------
     Total liabilities .........................     29,744,681      29,408,717
                                                   ------------    ------------
Contingencies and guarantees - (Note 4) ........           --              --

Stockholders' equity:
   Preferred stock, Series A $0.001 par value;
     250,000 shares authorized,
     no shares issued or outstanding ...........           --              --
   Common stock, $0.001 par value, 30,000,000
     shares authorized; 18,241,045 shares
     issued and outstanding at March 31, 2006;
     18,241,045 at December 31, 2005 ...........         18,241          18,241
   Common stock, issuable under grants, 227,635
     shares at March 31, 2006 ..................        102,725            --
   Additional paid-in capital ..................     51,414,277      51,327,878
   Accumulated deficit .........................    (51,163,445)    (50,434,042)
                                                   ------------    ------------
Total stockholders' equity .....................        371,798         912,077
                                                   ------------    ------------
Total liabilities and stockholders' equity .....   $ 30,146,479    $ 30,320,794
                                                   ============    ============


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  Three Months Ended March 31,
                                                ------------------------------
                                                    2006              2005
                                                ------------      ------------

Net sales ..................................     $ 10,638,216      $ 13,055,277
Cost of goods sold .........................        7,795,491         9,803,454
                                                 ------------      ------------
     Gross profit ..........................        2,842,725         3,251,823

Selling expenses ...........................          545,625           742,334
General and administrative expenses ........        2,817,131         3,727,260
                                                 ------------      ------------
     Total operating expenses ..............        3,362,756         4,469,594

Loss from operations .......................         (520,031)       (1,217,771)
Interest expense, net ......................          209,372           268,655
                                                 ------------      ------------
Loss before income taxes ...................         (729,403)       (1,486,426)
Provision for income taxes .................             --             162,017
                                                 ------------      ------------
     Net loss ..............................     $   (729,403)     $ (1,648,443)
                                                 ============      ============

Basic loss per share .......................     $      (0.04)     $      (0.09)
                                                 ============      ============
Diluted loss per share .....................     $      (0.04)     $      (0.09)
                                                 ============      ============

Weighted average number of common
  shares outstanding:
     Basic .................................       18,241,045        18,179,426
                                                 ============      ============
     Diluted ...............................       18,241,045        18,179,426
                                                 ============      ============


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three Months Ended March 31,
                                                            --------------------------
                                                               2006            2005
                                                            -----------    -----------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
    Net loss ............................................   $  (729,403)   $(1,648,443)
Adjustments to reconcile net loss to net cash used
  by operating activities:
   Depreciation and amortization ........................       305,304        555,148
   Increase (decrease) in allowance for doubtful accounts      (334,474)        74,941
    Increase (decrease) in inventory valuation reserves .    (2,850,093)          --
   Disposal of asset ....................................         8,502           --
   Stock based compensation .............................       189,124           --
Changes in operating assets and liabilities:
      Receivables, including related party ..............      (242,669)     1,351,809
      Inventories .......................................     3,734,521     (1,812,085)
      Prepaid expenses and other current assets .........       343,196       (504,565)
        Note Receivable and other assets a&oothero ......       (10,097)         1,581
      Accounts payable and accrued expenses .............       531,399        841,612
        Accrued legal expenses ..........................       120,672       (233,086)
                                                            -----------    -----------
Net cash used by operating activities ...................     1,065,982     (1,373,088)
                                                            -----------    -----------

Cash flows from investing activities:
    Acquisition of property and equipment ...............       (25,148)      (587,923)
     Proceeds from sale of equipment ....................         2,500           --
                                                            -----------    -----------
Net cash used by investing activities ...................       (22,648)      (587,923)
                                                            -----------    -----------

Cash flows from financing activities:
    Repayment of bank line of credit, net ...............          --          (15,824)
    Proceeds from exercise of stock options and warrants           --          254,541
    Repayment of capital leases .........................      (248,541)      (232,441)
    Repayment of notes payable ..........................       (45,567)      (642,673)
                                                            -----------    -----------
Net cash used by financing activities ...................      (294,108)      (636,397)
                                                            -----------    -----------

Net increase (decrease) in cash .........................       749,226     (2,597,408)
Cash at beginning of period .............................     2,277,397      5,460,662
                                                            -----------    -----------
Cash at end of period ...................................   $ 3,026,623    $ 2,863,254
                                                            ===========    ===========

Supplemental  disclosures of cash flow information:
Cash received (paid) during the period for:
      Interest paid .....................................   $  (257,737)   $  (358,887)
      Income taxes paid .................................   $      --      $   (32,071)
      Interest received .................................   $    36,696    $    14,009
Non-cash financing activities:
    Capital lease obligation ............................   $      --      $   270,597


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.           PRESENTATION OF INTERIM INFORMATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of Tag-It Pacific, Inc. and Subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-K for the year ended December 31, 2005. The balance sheet as of December 31, 2005 has been derived from the audited financial statements as of that date but omits certain information and footnotes required for complete financial statements.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced substantial recurring losses from operations on declining revenues and has an accumulated deficit of $51.1 million as of March 31, 2006. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. In response to these matters, during 2005 the Company adopted a restructuring plan designed to better align the Company's organizational and cost structures with its future growth opportunities. In connection with this restructuring, management's operating plan for 2006 includes increased sales, higher margins on certain products, reduced expenses as a percentage of revenues and improved cash flows sufficient to cover the Company's operating needs. There can be no assurance that the Company will be successful in these matters. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



NOTE 2.           EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

THREE MONTHS ENDED MARCH 31, 2006:              LOSS           SHARES      PER SHARE
                                             -----------    -----------   -----------
Basic loss per share:
Loss available to common stockholders ....   $  (729,403)    18,241,045   $     (0.04)

Effect of Dilutive Securities:
Options ..................................          --             --            --
Warrants .................................          --             --            --
                                             -----------    -----------   -----------
Loss available to common stockholders ....   $  (729,403)    18,241,045   $     (0.04)
                                             ===========    ===========   ===========

THREE MONTHS ENDED MARCH 31, 2005:
Basic loss per share:
Loss available to common stockholders ....   $(1,648,443)    18,179,426   $     (0.09)

Effect of Dilutive Securities:
Options ..................................          --             --            --
Warrants .................................          --             --            --
                                             -----------    -----------   -----------
Loss available to common stockholders ....   $(1,648,443)    18,179,426   $     (0.09)
                                             ===========    ===========   ===========


        Warrants to purchase 1,243,813 shares of common stock at between $3.50 and $5.06, options to purchase 4,474,635 shares of common stock at between $0.37 and $5.23, convertible debt of $12,500,000 convertible at $3.65 per share, and other convertible debt of $500,000 convertible at $4.50 per share were outstanding for the three months ended March 31, 2006, but were not included in the computation of diluted loss per share because the effect of exercise or conversion would have an antidilutive effect on loss per share.

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


NOTE 3.           STOCK BASED COMPENSATION

        On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

        The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There was no stock-based compensation expense related to employee or director stock options recognized during the three months ended March 31, 2005. Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the three months ended March 31, 2006 was $119,124. Basic and diluted loss per share for the quarter ended March 31, 2006 would have been $(.03) per share, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted loss of $(.04) per share.

        During the quarter ended March 31, 2006, the Company granted awards of stock for 227,635 shares at an average market price of $0.45 per share and options to acquire 2,685,135 shares at an average exercise price of $0.42 per share. Awards to acquire 1,625,000 shares were granted to employees outside of the 1997 Plan (see Note 6), and awards of stock and options to acquire 167,500 shares were granted to a consultant. The estimated fair value of all awards granted during the quarter was $1,200,000, of which $70,000 was accrued for in accrued liabilities as of December 31, 2005. Assumptions used to value options granted to employees were expected volatility of 140%, expected term of 5.3 years to 6.1 years, risk-free interest rate of approximately 4.4%, and an expected dividend yield of zero. Assumptions used to value options granted to consultants were expected volatility of 160%, expected term of 10 years (contractual life), risk-free interest rate of 4.5%, and expected divided yield of zero.

        Options issued to consultants are being accounted for in accordance with the provisions of Emerging Issues Task Force (EITF) No. 96-18, "Accounting for Equity Instruments That Are Issued to Others Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

        The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards granted under the Company's stock option plans for the three months ended March 31, 2005. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula ("Black-Scholes model") and amortized to expense generally over the options' requisite service periods (vesting periods).

Net loss as reported for the three months ended March 31, 2005 ................   $(1,648,443)
Plus: Stock-based expense recognized in the Statement of Operations, net of tax          --
Less: Stock-based expense determined under fair-value based method, net of tax        (11,730)
                                                                                  -----------
Pro forma net loss for the three months ended March 31, 2005 ..................   $(1,660,173)
                                                                                  ===========
               ------------------------------------------------------
Net loss per share for the three months ended March 31, 2005:
As reported -- basic and diluted ..............................................   $     (0.09)
Pro forma -- basic and diluted ................................................   $     (0.09)

        SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Statements of Operations. Stock-based compensation expense recognized in the Statements of Operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided. As stock-based compensation expense recognized in the Statements of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the quarter ended March 31, 2006, expected forfeitures is immaterial and as such the Company is recognizing forfeitures as they occur. In the pro-forma information provided under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

        Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, the Company recognized share-based compensation equal to the award's intrinsic value at the time of grant over the requisite service periods using the straight-line method. Forfeitures were recognized as incurred. During the quarter ended March, 31, 2005, there was no stock-based compensation expense recognized in the Statements of Operations for awards issued to employees and directors as the awards had no intrinsic value at the time of grant because their exercise prices equaled the fair values of the common stock at the time of grant.

        The Company's determination of fair value of share-based payment awards to employees and directors on the date of grant uses the Black-Scholes model, which is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected term of the awards, and actual and projected employee stock option exercise behaviors. The Company estimates expected volatility using historical data. The expected term is estimated using the "safe harbor" provisions under SAB 107.

        The Company has elected to adopt the detailed method provided in SFAS 123(R) for calculating the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

NOTE 4.           INVENTORIES


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

         Inventories consist of the following:

                                                  March 31,         December 31,
                                                    2006                2005
                                                -----------          -----------

Finished goods .......................          $ 9,144,600          $12,879,100
Less reserves ........................            4,455,900            7,306,000
                                                -----------          -----------
Total inventories ....................          $ 4,688,700          $ 5,573,100
                                                ===========          ===========

NOTE 5.           CONTINGENCIES AND GUARANTEES

        On October 12, 2005, a shareholder class action complaint-- Huberman vs Tag-It Pacific, Inc., et al., Case No. CV05-7352 R(Ex)--was filed against the Company and certain of the Company's current and former officers and directors in the United States District Court for the Central District of California alleging claims under Section 10(b) and Section 20 of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The action is brought on behalf of all purchasers of the Company's publicly-traded securities during the period from November 14, 2003 to August 12, 2005. On January 23, 2006 the court heard competing motions for appointment of lead plaintiff/counsel and appointed Seth Huberman as lead plaintiff. The lead plaintiff thereafter filed an amended complaint on March 13, 2006. The amended complaint alleges that the defendants made false and misleading statements about the Company's financial situation and its relationship with certain of its large customers during a purported class period between November 13, 2003 and August 12, 2005. It purports to state claims under Section 10(b)/Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. The Company filed a motion to dismiss the amended complaint which motion is scheduled to be heard on June 19, 2006. Pursuant to the Private Securities Litigation Reform Act, discovery is stayed in the case. Although the Company believes that it and the other defendants have meritorious defenses to the class action complaint and intend to contest the lawsuit vigorously, an adverse resolution the lawsuit could have a material adverse effect on the Company's financial position and results of operations. At this early stage of the litigation, the Company is not able to reasonably predict the outcome of this action or estimate potential losses, if any, related to the lawsuit.

         The Company has filed suit against Pro-Fit Holdings Limited in the U.S. District Court for the Central District of California - Tag-It Pacific, Inc. v. Pro-Fit Holdings Limited, CV 04-2694 LGB (RCx) - based on various contractual and tort claims relating to the Company's exclusive license and intellectual property agreement, seeking declaratory relief, injunctive relief and damages. The agreement with Pro-Fit gives the Company the exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. Pro-Fit filed an answer denying the material allegations of the complaint and filed a counterclaim alleging various contractual and tort claims seeking injunctive relief and damages. The Company filed a reply denying the material allegations of Pro-Fit's pleading. Pro-Fit has since purported to terminate the exclusive license and intellectual property agreement based on the same alleged breaches of the agreement that are the subject of the parties' existing litigation, as well as on an additional basis unsupported by fact. In February 2005, the Company amended its pleadings in the litigation to assert additional breaches by Pro-Fit of its obligations under the agreement and under certain additional letter agreements, and for a declaratory judgment that Pro-Fit's patent No. 5,987,721 is invalid and not infringed by the Company. Thereafter, Pro-Fit filed an amended answer and counterclaim denying the material allegations of the amended complaint and alleging various contractual and tort claims seeking injunctive relief and damages. Pro-Fit further asserted that the Company infringed its United States Patent Nos. 5,987,721 and 6,566,285. The Company filed a reply denying the substantive allegations of the reply. At the Company's request, the Court bifurcated the contract issues for trial to commence on January 10, 2006. The parties have filed summary judgment motions which may dispose of some of the issues in this case prior to trial. The remaining issues will be tried at a later date. As the Company derives a significant amount of revenue from the sale of products incorporating the stretch waistband technology, the Company's business, results of operations and financial condition could be materially adversely affected if the dispute with Pro-Fit is not resolved in a manner favorable to the Company. Additionally, the Company has incurred significant legal fees in this litigation, and unless the case is settled will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

         The Company currently has pending a number of other claims, suits and complaints that arise in the ordinary course of its business. The Company believes that it has meritorious defenses to these claims and that the claims are either covered by insurance or, after taking into account the insurance in place, would not have a material effect on the Company's consolidated financial condition if adversely determined against the Company.

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

NOTE  6.          STOCK OPTIONS AND WARRANTS

        On October 1, 1997, the Company adopted the 1997 Stock Incentive Plan ("the 1997 Plan"), which authorized the granting of a variety of stock-based incentive awards. The 1997 Plan is administered by the Board of Directors, or a committee appointed by the Board of Directors, which determines the recipients and terms of the awards granted. As of December 31, 2005, the Company may issue awards to acquire up to a total of 3,077,500 shares of common stock under the 1997 Plan. As of December 31, 2005, there were awards issued and outstanding under the 1997 Plan to acquire a total of 1,833,000 shares of common stock.

        In addition to those awards issued under the 1997 Plan, the Company has also issued certain warrants. As of December 31, 2005, there were warrants issued to acquire a total of 1,377,147 shares of common stock. The weighted average exercise prices, remaining contractual lives and aggregate intrinsic values for employee and board member options granted, expected to vest, and exercisable as of December 31, 2005 were as follows:

                                                                         Weighted
                                                        Weighted          Average
                                           Number        Average         Remaining
                                             Of         Exercise        Contractual      Intrinsic
                                           Shares         Price        Life (Years)        Value
OPTIONS AS OF DECEMBER 31, 2005:
Outstanding                             1,833,000    $     3.46           6.02         $       -0-
Vested and Expected to Vest             1,809,000    $     3.44           5.98         $       -0-
Exercisable                             1,788,000    $     3.44           5.97         $       -0-

        The aggregate intrinsic value excludes those options that are "not-in-the-money" as of December 31, 2005. Awards that are expected to vest take into consideration estimate forfeitures for awards not yet vested. The weighted average exercise prices, remaining contractual lives and aggregate intrinsic values for warrants granted, exercisable, and expected to vest as of December 31, 2005 were as follows:

                                                                         Weighted
                                                        Weighted          Average
                                           Number        Average         Remaining
                                             Of         Exercise        Contractual       Intrinsic
                                           Shares         Price        Life (Years)         Value
WARRANTS AS OF DECEMBER 31, 2005:
Outstanding                             1,377,147    $     4.36           2.60          $      -0-
Vested and Expected to Vest             1,377,147    $     4.36           2.60          $      -0-
Exercisable                             1,377,147    $     4.36           2.60          $      -0-


        The  aggregate   intrinsic   value  excludes  those  warrants  that  are
"not-in-the-money" as of December 31, 2005. Awards that are expected to vest take into consideration estimated forfeitures for awards not yet vested.

        The intrinsic value of options exercised in 2005, 2004, and 2003 were $1,500; $183,000; and $261,000. The total fair value of awards vested during the years ended December 31, 2005, 2004 and 2003 approximates that which was expensed for pro-forma purposes, or approximately $220,000, $55,000 and $140,000, respectively.

        As of December 31, 2005, there was $42,200 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted, including warrants. This cost is expected to be recognized over the weighted-average period of 1.2 years.

        When options are exercised, the Company's policy is to issue previously registered, unissued shares of commons stock. As of December 31, 2005, the Company had 1,244,500 registered but unissued shares of common stock available.

NOTE  7.          NEW ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2006 the Company implemented FASB Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections", an amendment to accounting Principles Bulletin (APB) Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 established new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 was effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of this new standard did not have a material impact upon the Company's financial position, results of operations or cash flows.

        In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We are currently evaluating the impact of this new Standard, but believe that it will not have a material impact on the Company's financial position, results of operations or cash flows.

        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS No. 156"), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement
(1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. We are currently evaluating the impact of this Statement.

NOTE 7.           GEOGRAPHIC INFORMATION

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

         The Company distributes its products internationally and has reporting requirements based on geographic regions. Long-lived assets are attributed to countries based on the location of the assets and revenues are attributed to countries based on customer delivery locations, as follows:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                 -------------------------------
                                                     2006               2005
                                                 -----------         -----------
Sales:
     United States .....................         $   913,300         $   587,500
     Asia ..............................           6,320,400           4,295,200
     Mexico ............................           1,135,500           4,621,600
     Dominican Republic ................           1,640,800           2,219,400
     Other .............................             628,200           1,331,600
                                                 -----------         -----------
                                                 $10,638,200         $13,055,300
                                                 ===========         ===========

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                 -------------------------------
                                                     2006               2005
                                                 -----------         -----------
Long-lived Assets:
     United States .....................         $10,244,100         $10,493,900
     Asia ..............................             212,900             226,200
     Mexico ............................              33,500              23,700
     Dominican Republic ................             749,000             776,300
                                                 -----------         -----------
                                                 $11,239,500         $11,520,100
                                                 ===========         ===========


NOTE  8.          SUBSEQUENT EVENT

        In May 2006, the Company received notice by letter from The American Stock Exchange LLC ("AMEX") that the Company does not meet certain of the continued listing standards as set forth in the AMEX Company Guide. Specifically, the AMEX letter cited the Company's failure, as of December 31, 2005, to comply with: (i) Section 1003(a)(i) of the Company Guide because it had shareholders' equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of our last three most recent fiscal years; and (ii) Section 1003(a)(ii) because it had shareholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of our four most recent fiscal years.

        In order to maintain an AMEX listing, the Company is required to submit a plan by June 15, 2006 advising AMEX of the actions it has taken or plans to take to regain compliance with the AMEX continued listing requirements within 18 months. This plan is subject to the review and approval by AMEX. There is no assurance that the Company's plan will be accepted by AMEX or of the period of time, if any, that AMEX will allow the Company to continue its listing during the plan period. If the Company fails to timely submit this plan, AMEX does not accept the plan for any reason, or the Company fails to perform in accordance with the plan, the Company will be subject to delisting procedures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

       This report and other documents we file with the SEC contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management's assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations below. We have based our forward looking statements on our management's beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. Reference is made in particular to forward looking statements regarding projections or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, international businesses, competitive position, adequate liquidity to fund our operations and meet our other cash requirements.

OVERVIEW

         The following management's discussion and analysis is intended to assist the reader in understanding our consolidated financial statements. This management's discussion and analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes.

         Tag-It Pacific, Inc. sells and distributes apparel zippers, specialty waistbands and various apparel trim products to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We sell and market these products under various branded names including Talon, Tekfit, and Trimfit. We operate the business globally under three product groups.

         We plan to increase our global expansion of Talon zippers through the establishment of a network of Talon distribution relationships. These distribution partners will be required to maintain excellent zipper manufacturing capabilities and will adopt quality manufacturing procedures to meet our high manufacturing standards. The network of these manufacturers under the Talon brand is expected to improve the time-to-market by eliminating the typical setup and build-out phase for new manufacturing capacity throughout the world. In the last quarter of 2004 and early 2005 we entered into six franchise agreements for the sale of Talon zippers. However, during 2005 several of these initial distribution partners experienced delays in their acquisition of necessary zipper equipment, and this in turn delayed the distribution of Talon zippers within their respective territories. As a result of these delays, and other performance deficiencies, the initial distribution agreements were terminated. We are in the process of changing our distribution agreements to better serve the local and regional markets and to provide more guidance and flexibility in meeting our manufacturing standards.

         During the third quarter of 2005 we restructured our trim business to become an outsourced product development, sourcing and sampling department for the most demanding brands and retailers. We believe that trim design differentiation among brands and retailers has become a critical marketing tool for our customers. By assisting our customers in the development, design and sourcing of trim, we expect to achieve higher margins for our trim products, create long-term relationships with our customers, grow our sales to a particular customer by supplying trim for a larger proportion of their brands, and better differentiate our trim sales and services from those of our competitors. The restructuring (described more fully below) discontinued the supply of trim products in preassembled kits. We will continue to supply trim to customers who do not engage us to serve as an outsourced development, sourcing and sampling department; however, we will not provide this trim in a preassembled kit.

         Our Tekfit services provide manufacturers with the patented technology, manufacturing know-how and materials required to produce pants incorporating an expandable waistband. These products are currently produced by several manufacturers for one single brand. We intend to expand this product to other brands; however our expansion has been limited to date due to a licensing dispute. As described more fully in this report under Contingencies and Guarantees (see Note 4 to our unaudited consolidated financial statements), we are presently in litigation with Pro-Fit Holdings Limited related to our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit's patented technology. As we derive a significant amount of revenue from the sale of products incorporating the stretch waistband technology, our business, results of operations and financial condition could be materially adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us.

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

RESULTS OF OPERATIONS

         The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            ------------------
                                                             2006         2005
                                                            ------      ------
Net Sales ..............................................     100.0 %     100.0 %
Cost of goods sold .....................................      73.3        75.1
                                                            ------      ------
Gross margin ...........................................      26.7        24.9
Selling expenses .......................................       5.1         5.7
General and administrative expenses ....................      26.5        28.5
                                                            ------      ------
Operating loss .........................................      (4.9)%      (9.3)%
                                                            ======      ======


         SALES

         For the three months ended March 31, 2006 and 2005, sales by geographic region based on the location of the customer as a percentage of sales:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -----------------
                                                               2006       2005
                                                              ------     ------
United States ............................................       8.6%       4.5%
Asia .....................................................      59.4       32.9
Mexico ...................................................      10.7       35.4
Dominican Republic .......................................      15.4       17.0
Other ....................................................       5.9       10.2
                                                              ------     ------
    Total ................................................     100.0%     100.0%
                                                              ======     ======


         Sales for the three months ended March 31, 2006 were $10.6 million or $2.4 million (18.5%) less than sales for the same period in 2005. The net decrease is primarily the result of the shift of apparel production from Latin America to Asia and other worldwide markets that began in 2004, and the resulting decrease in sales to our customers in Mexico of trim products. Sales of our TEKFIT waistband also decreased in 2006 and 2005 because of lower demand from the single customer for this product. We responded to these market changes with a restructuring plan implemented in the third quarter of 2005 that included reducing our operations in Mexico and focusing our efforts on the markets in Asia.

         COST OF SALES

         Cost of sales, for the three months ended March 31, 2006 was $7.8 million or $2.0 million (20.5%) less than cost of sales for the same period in 2005, due to lower sales volume and a reduction in cost as a percentage of sales from 75.1% in 2005 to 73.3% for the three months ended March 31, 2006. The reduction in cost of sales as a percentage of sales is the result of our focus on higher margin sales, and the reduction of assembly and manufacturing overhead costs, partially offset (approximately 1.9 percentage points) by the impact of $0.7 million of inventory liquidation sales in the quarter at cost. Cost of sales, for the three months ended March 31, 2005 includes overhead costs incurred in the startup of the manufacturing facility in North Carolina. This manufacturing facility was closed in the third quarter of FY 2005 in conjunction with our restructuring plan adopted at that time.

         SELLING EXPENSES

         Selling expenses for the three months ended March 31, 2006 were $0.5 million, or $0.2 million (26.5%) less than for the same period in 2005 due principally to employee reductions in the U.S. and Mexico associated with the restructuring plan adopted in 2005.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the three months ended March 31, 2006 were $2.8 million, or $0.9 million (24.4%) less than for the same period in 2005. The decrease is principally the result of employee reductions within the U.S., Mexico and Hong Kong and the elimination of associated costs, completed with our restructuring plan implemented in the third quarter of fiscal year 2005. These cost reductions were partially offset by substantially higher legal, audit and professional costs incurred in the first quarter of 2006, as well as non-cash compensation costs associated with the adoption of FAS 123R effective January 1, 2006.

         For the three months ended March 31, 2006 we incurred $1.2 million in professional, audit and legal fees associated mainly with the completion of our year-end audit of fiscal year 2005, our change in independent registered auditors, and in litigation expenses associated with our Pro-Fit license dispute and the shareholder class action complaint filed in October of 2005. These costs represent an increase of $0.5 million over the comparable costs in the same period of 2005, and we believe a substantial portion of the cost increase should not occur in future periods.

         In the first quarter of 2006 we adopted FAS 123R which requires the company to recognize a non-cash expense associated with options and warrants issued to employees, directors and consultants. For the three months ended March 31, 2006 we incurred $119,000 of costs associated with the implementation of this accounting requirement. The majority of the recognized cost is associated with the option grants issued to the executive management team in 2006.

     INTEREST EXPENSE

         Interest expense decreased by approximately $60,000 to $209,000 for the three months ended March 31, 2006, as compared to the same period in 2005 due primarily to lower borrowings under certain notes.

     INCOME TAXES

     There was no provision for income taxes for the three months ended March 31, 2006 due to the operating losses incurred and no benefit for income taxes has been recorded since there is not sufficient evidence to determine that we will be able to utilize our net operating loss carryforwards to offset future taxable income. Income taxes for the three months ended March 31, 2005 included a provision for earned income in our foreign subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes selected financial data at (amounts in thousands):

                                                         March 31,  December 31,
                                                           2006          2005
                                                        ----------    ----------
Cash and cash equivalents ..........................    $    3,027    $    2,277
Total assets .......................................        30,146        30,321
Current debt .......................................        15,356        14,850
Non-current debt ...................................        14,419        14,558
Stockholders' equity ...............................           372           912


     CASH AND CASH EQUIVALENTS

         Cash and cash equivalents increased by $749,000 for the three months ended March 31, 2006 from December 31, 2005 principally due to cash generated by operating activities, and lower cash used in investing and financing activities.

         Cash provided by operating activities is our only recurring source of funds, and was approximately $1.1 million for the three months ended March 31, 2006. The increase in cash provided by operating activities during the three months resulted principally from a $3.7 million decrease in inventory, net of reserves of $3.2 million, for a $0.5 million net increase; a $0.3 million reduction in prepaid purchases; and a $0.4 million reduction in operating capital requirements offset in part by the loss from operations. Cash used in operating activities for the three months ended March 31, 2005 was approximately $1.3 million resulting from increased inventories and prepaid expenses offset partially by a decrease in accounts receivable.

         Net cash used in investing activities for the three months ended March 31, 2006 was $22,000 as compared to $588,000 for the three months ended March 31, 2005. The cash used in the first quarter of 2006 represents capital expenditures for replacement computer equipment. In the first quarter of 2005 the cash used for investing activities consisted primarily of capital expenditures for zipper equipment and leasehold improvements for the manufacturing facility in North Carolina.

         Net cash used in financing activities for the three months ended March 31, 2006 was approximately $300,000 and primarily reflects the repayment of borrowings under capital leases and notes payable. For the three months ended March 31, 2005 the cash used by financing activities was $636,000 and represented the repayment of notes payable and capital leases, partially offset by funds raised from the exercise of stock options and warrants.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at March 31, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                        Payments Due by Period
                                  ---------------------------------------------------------------------
                                                  Less than        1-3           4-5          After
   Contractual Obligations           Total         1 Year         Years         Years        5 Years
-------------------------------   -------------  ------------  -------------  ----------    -----------
Demand notes payable to         $      875,200 $     875,200 $            - $         -   $          -
   related parties (1)
Capital lease obligations       $    1,198,800 $     342,300 $      856,000 $       500   $          -
Operating leases                $    1,892,000 $     628,000 $    1,126,000 $   138,000   $          -
Notes payable                   $    1,447,300 $     235,000 $      574,100 $   638,200   $          -
Convertible notes payable       $   12,448,600 $           - $   12,448,600 $         -   $          -
-------------------------------------------------------------------------------------------------------

(1) The majority of notes payable to related parties are due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment, and include accrued interest payable through March 31, 2006.

         At March 31, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

         Prior to 2005 we operated under an apparel trim supply agreement with Tarrant Apparel Group. Two of Tarrant's executive officers and significant shareholders are also significant shareholders of our company. The supply agreement was terminated in December 2004; however we continue to conduct business with Tarrant Apparel Group on a limited basis. For the three months ended March 31, 2006 sales to Tarrant Apparel Group were $25,300. There were no sales to Tarrant or its affiliates for the three months ended March 31, 2005.

         As of March 31, 2006 accounts receivable included $206,400 due from Tarrant. At March 31, 2005 accounts receivable, related party included $4.5 million due from Tarrant's affiliate, United Apparel Ventures. United Apparel Ventures paid this balance over a nine-month period and it was fully paid as of December 31, 2005.

         As of March 31, 2006 and 2005, we had outstanding related-party notes payable of $665,000, at interest rates ranging from 0% to 11%. The majority of related-party debt is due on demand, with the remainder due and payable within 15 days of demand. Accrued interest associated with these notes is included in other accrued liabilities.

         As of March 31, 2006 and 2005, we had receivables due from related parties of $680,000 and $567,000, respectively. The receivables consist of unsecured notes, advances and accrued interest receivable from a former officer and stockholder of the Company who is related to or affiliated with a director of the Company. The notes and advances bear interest at 0%, 8.5% and prime and, together with accrued interest, are due on demand.

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

         Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         o Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectibility of customer accounts. If the financial condition of a customer deteriorates, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

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

         o We record deferred tax assets arising from temporary timing differences between recorded net income and taxable net income when and if we believe that future earnings will be sufficient to realize the tax benefit. For those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided. If we determine that we may not realize all of our deferred tax assets in the future, we will make an adjustment to the carrying value of the deferred tax asset, which would be reflected as an income tax expense. Conversely, if we determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would be required to reverse the valuation allowance, which would be reflected as an income tax benefit. We believe that our estimate of deferred tax assets and determination to record a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income, which is susceptible to change and dependent upon events that may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on the balance sheet and results of operations.

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

NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2006 the Company implemented FASB Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections", an amendment to accounting Principles Bulletin (APB) Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 established new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 was effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of this new standard did not have a material impact upon the Company's financial position, results of operations or cash flows.

         In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We are currently evaluating the impact this new Standard, but believe that it will not have a material impact on the Company's financial position, results of operations or cash flows.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS No. 156"), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement
(1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. We are currently evaluating the impact of this Statement.


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

         OUR GROWTH AND OPERATING RESULTS COULD BE MATERIALLY, ADVERSELY EFFECTED IF WE ARE UNSUCCESSFUL IN RESOLVING A DISPUTE THAT NOW EXISTS REGARDING OUR RIGHTS UNDER OUR EXCLUSIVE LICENSE AND INTELLECTUAL PROPERTY AGREEMENT ("AGREEMENT") WITH PRO-FIT. Pursuant to our agreement with Pro-Fit Holdings,
Limited, we have exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. We are in litigation with Pro-Fit regarding our rights. See Part II, Item 1, "Legal Proceedings" for discussion of this litigation. We derive a significant amount of revenues from the sale of products incorporating the stretch waistband technology. Our business, results of operations and financial condition could be materially adversely affected if we are unable to conclude our present negotiations in a manner acceptable to us and ensuing litigation is not resolved in a manner favorable to us.
Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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

         WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN IF WE DO NOT SUCCESSFULLY ACHIEVE CERTAIN OBJECTIVES. If we are unable to successfully fully implement our restructuring initiative, or collect the note receivable, or experience greater than anticipated reductions in sales, we may need to raise additional capital or further reduce the scope of our business to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital, or reduce the scope of our business in response to our failure to implement our restructuring initiative in accordance with our plan, or fail to achieve other operating objectives, the Company may be otherwise unable to achieve its goals or continue its operations. Our auditors have included in their report on our financial statements for the year ending December 31, 2005 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

         DUE TO THESE FACTORS, IT IS POSSIBLE THAT IN SOME QUARTERS OUR OPERATING RESULTS MAY BE BELOW OUR STOCKHOLDERS' EXPECTATIONS AND THOSE OF PUBLIC MARKET ANALYSTS. If this occurs, the price of our common stock could be adversely affected. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. In October 2005, a securities class action lawsuit was filed against us. See footnote 4, Contingencies and Guarantees for a detailed description of this lawsuit.

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

         IF WE ARE NOT ABLE TO REGAIN COMPLIANCE WITH LISTING REQUIREMENTS, OUR SHARES MAY BE REMOVED FROM LISTING ON AMEX. We have been advised by AMEX that we are non-compliant with certain listing requirements related to the number of independent board members, and the number of members on our audit committee. The AMEX has allowed the company until July 28, 2006 to regain compliance with these matters. We have been advised by AMEX that we are also non-compliant with the minimum net equity listing requirements and we must submit a plan acceptable to AMEX by June 15, 2006 that provides for increases in our equity beyond the minimum $4.0 million equity within a timeframe that is acceptable to AMEX. We have suffered substantial recurring losses and may fail to comply with other listing requirements of AMEX. We may not be able to regain compliance with these matters within the time allowed by the exchange, and our shares of common stock may be removed from the listing on AMEX.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         All of our sales are denominated in United States dollars or the currency of the country in which our products originate. We are exposed to market risk for fluctuations in the foreign currency exchange rates for certain product purchases that are denominated in British Pounds. There were no hedging contracts outstanding as of March 31, 2006. Currency fluctuations can increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in United States bank accounts and we do not believe we have significant market risk exposure with regard to our investments.


ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

         We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the significant deficiencies described below.

         In light of the significant deficiencies described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

         A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management previously identified the following deficiencies that represented material weaknesses in internal control over financial reporting which have caused management to conclude that our disclosure controls and procedures were not effective at the reasonable assurance level:

         In conjunction with preparing our Form 10-K for the period ended December 31, 2005, management reviewed our revenue recognition practices as they relate to the recognition of revenues on certain sale and inventory storage transactions. As a result of this review, management concluded that our controls over the identification and monitoring of assumptions and factors affecting the recording of revenue were not in accordance with generally accepted accounting principles and that our revenue for the quarters ended June 30, 2005 and September 30, 2005 had been misstated. Based upon this conclusion, management with concurrence of our Audit Committee, decided to restate our financial statements as of and for those quarters to reflect the corrections in the application of our revenue recognition policies. We believe this control weakness has been corrected as of March 31, 2006 and did not result in a material misstatement of our consolidated financial statements for this interim period.

         In fiscal year 2005 we previously reported the failure to maintain sufficient documentation supporting inventory costs necessary to effectively analyze our inventory for lower-of-cost or market reserves. We believe this control weakness has been corrected as of March 31, 2006 and did not result in a material misstatement of our consolidated financial statements.

         We previously reported the failure to maintain sufficient documentation supporting our perpetual inventory counts and our year end physical inventories were not effectively controlled, requiring a recount of our inventory balances at year end. We believe we have implemented appropriate procedures to ensure this weakness is remedied; however as of March 31, 2006 we have not tested these procedures. This control deficiency did not result in a material misstatement of our consolidated financial statements.

         To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

REMEDIATION OF MATERIAL WEAKNESSES

         To remediate the material weaknesses in our disclosure controls and procedures identified above, we have done the following which correspond to the material weaknesses identified above:

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        On October 12, 2005, a shareholder class action complaint-- Huberman vs Tag-It Pacific, Inc., et al., Case No. CV05-7352 R(Ex)--was filed against us and certain of our current and former officers and directors in the United States District Court for the Central District of California alleging claims under
Section 10(b) and Section 20 of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The action is brought on behalf of all purchasers of our publicly-traded securities during the period from November 14, 2003 to August 12, 2005. On January 23, 2006 the court heard competing motions for appointment of lead plaintiff/counsel and appointed Seth Huberman as lead plaintiff. The lead plaintiff thereafter filed an amended complaint on March 13, 2006. The amended complaint alleges that the defendants made false and misleading statements about our financial situation and our relationship with certain of our large customers during a purported class period between November 13, 2003 and August 12, 2005. It purports to state claims under Section 10(b)/Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. We filed a motion to dismiss the amended complaint which motion is scheduled to be heard on June 19, 2006. Pursuant to the Private Securities Litigation Reform Act, discovery is stayed in the case. Although we believe that we and the other defendants have meritorious defenses to the class action complaint and intend to contest the lawsuit vigorously, an adverse resolution the lawsuit could have a material adverse effect on our financial position and results of operations. At this early stage of the litigation, we are not able to reasonably predict the outcome of this action or estimate potential losses, if any, related to the lawsuit.

         We have filed suit against Pro-Fit Holdings Limited in the U.S. District Court for the Central District of California - Tag-It Pacific, Inc. v Pro-Fit Holdings Limited, CV 04-2694 LGB (RCx) - based on various contractual and tort claims relating to our exclusive license and intellectual property agreement, seeking declaratory relief, injunctive relief and damages. The agreement with Pro-Fit gives us the exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. Pro-Fit filed an answer denying the material allegations of the complaint and filed a counterclaim alleging various contractual and tort claims seeking injunctive relief and damages. We filed a reply denying the material allegations of Pro-Fit's pleading. Pro-Fit has since purported to terminate the exclusive license and intellectual property agreement based on the same alleged breaches of the agreement that are the subject of the parties' existing litigation, as well as on an additional basis unsupported by fact. In February 2005, we amended our pleadings in the litigation to assert additional breaches by Pro-Fit of its obligations under the agreement and under certain additional letter agreements, and for a declaratory judgment that Pro-Fit's patent No. 5,987,721 is invalid and not infringed by us. Thereafter, Pro-Fit filed an amended answer and counterclaim denying the material allegations of the amended complaint and alleging various contractual and tort claims seeking injunctive relief and damages. Pro-Fit further asserted that we infringed its United States Patent Nos. 5,987,721 and 6,566,285. We filed a reply denying the substantive allegations of the reply. At our request, the Court bifurcated the contract issues for trial to commence on January 10, 2006. The parties have filed summary judgment motions which may dispose of some of the issues in this case prior to trial. The remaining issues will be tried at a later date. As we derive a significant amount of revenue from the sale of products incorporating the stretch waistband technology, our business, results of operations and financial condition could be materially adversely affected if the dispute with Pro-Fit is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

         We currently have pending a number of other claims, suits and complaints that arise in the ordinary course of its business. We believe that we has meritorious defenses to these claims and that the claims are either covered by insurance or, after taking into account the insurance in place, would not have a material effect on our consolidated financial condition if adversely determined against us.


ITEM 1A. RISK FACTORS

         A restated description of the risk factors associated with the Company is included under "Cautionary Statements and Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with the Company previously disclosed in the Company's 2005 Annual Report on Form 10-K and is incorporated herein by reference.


ITEM 6.  EXHIBITS

10.1 Executive Employment Agreement dated March 16, 2006 between Tag-It Pacific, Inc. and Stephen P. Forte.

10.2 Employment offer letter dated March 16, 2006 between Tag-It Pacific, Inc. and Wouter van Biene.

10.3 Employment offer letter dated March 16, 2006 between Tag-It Pacific, Inc. and Lonnie D. Schnell.

10.4 Employment offer letter dated March 16, 2006 between Tag-It Pacific, Inc. and Jonathan Burstein.

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





Dated:   May 22, 2006                     TAG-IT PACIFIC, INC.

         `                                /S/  LONNIE D. SCHNELL
                                          --------------------------------------
                                          By:      Lonnie D. Schnell
                                          Its:     Chief Financial Officer