Form 10-Q
period 2006-06-30
TAG IT PACIFIC INC
filed 2006-08-14
CIK 1047881

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

                  For the quarterly period ended June 30, 2006.

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

                                 Yes [X] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer . See definition of "accelerated filer and large accelerated filer"in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No X]

         AT AUGUST 14, 2006 THE ISSUER HAD 18,466,433 SHARES OF COMMON STOCK, $.001 PAR VALUE, ISSUED AND OUTSTANDING.

================================================================================

                              TAG-IT PACIFIC, INC.
                               INDEX TO FORM 10-Q



PART I   FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Financial Statements..................................................3

         Consolidated Balance Sheets as of June 30, 2006
         and December 31, 2005 (unaudited).....................................3

         Consolidated Statements of Operations for the Three Months
         and the Six Months Ended June 30, 2006 and 2005 (unaudited)...........4

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2006 and 2005 (unaudited)...................5

         Notes to the Consolidated Financial Statements........................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........34

Item 4.  Controls and Procedures..............................................34

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................37

Item 1A. Risk Factors ........................................................38

Item 6.  Exhibits.............................................................38

                              TAG-IT PACIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                   (unaudited)
                                                     June 30,      December 31,
                                                       2006            2005
                                                   ------------    ------------
                       Assets
Current Assets:
   Cash and cash equivalents ...................   $  3,976,916    $  2,277,397
   Trade accounts receivable, net ..............      6,396,633       5,652,990
   Note receivable .............................      1,227,833         662,369
   Inventories .................................      3,553,133       5,573,099
   Prepaid expenses and other current assets ...        544,561         618,577
                                                   ------------    ------------
     Total current assets ......................     15,699,076      14,784,432

Property and equipment, net ....................      5,910,268       6,438,096
Fixed assets held for sale .....................        826,904         826,904
Note receivable, less current portion ..........      2,127,653       2,777,631
Due from related parties .......................        691,640         730,489
Other intangible assets, net ...................      4,202,626       4,255,125
Other assets ...................................        472,760         508,117
                                                   ------------    ------------
Total assets ...................................   $ 29,930,927    $ 30,320,794
                                                   ============    ============

      Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable ............................   $  6,006,205    $  6,719,226
   Accrued legal costs .........................        874,131       2,520,111
   Other accrued expenses ......................      4,721,867       4,168,552
   Demand notes payable to related parties .....        664,971         664,971
   Current portion of capital lease obligations         386,327         590,884
   Current portion of notes payable ............      1,805,802         186,837
                                                   ------------    ------------
     Total current liabilities .................     14,459,303      14,850,581

Capital lease obligations, less current portion         663,146         856,495
Notes payable, less current portion ............      1,279,291       1,261,018
Secured convertible promissory notes ...........     12,456,491      12,440,623
                                                   ------------    ------------
     Total liabilities .........................     28,858,231      29,408,717
                                                   ------------    ------------

Contingencies and guarantees - (Note 5) ........           --              --

Stockholders' equity:
   Preferred stock, Series A $0.001 par value;
     250,000 shares authorized, no shares
     issued or outstanding .....................           --              --
   Common stock, $0.001 par value, 30,000,000
     shares authorized; 18,376,180 shares
     issued and outstanding at June 30, 2006;
     18,241,045 at December 31, 2005 ...........         18,376          18,241
   Common stock, issuable under grants, 90,253
     shares at June 30, 2006 ...................         50,000            --
   Additional paid-in capital ..................     51,513,120      51,327,878
   Accumulated deficit .........................    (50,508,800)    (50,434,042)
                                                   ------------    ------------
Total stockholders' equity .....................      1,072,696         912,077
                                                   ------------    ------------
Total liabilities and stockholders' equity .....   $ 29,930,927    $ 30,320,794
                                                   ============    ============


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                       Three Months Ended June 30,      Six Months Ended June 30,
                                       ---------------------------    ----------------------------
                                           2006           2005            2006            2005
                                       ------------   ------------    ------------    ------------
Net sales ..........................   $ 14,246,087   $ 15,639,646    $ 24,884,303    $ 28,694,923
Cost of goods sold .................     10,118,850     14,883,526      17,914,341      24,686,980
                                       ------------   ------------    ------------    ------------
   Gross profit ....................      4,127,237        756,120       6,969,962       4,007,943

Selling expenses ...................        674,894        655,295       1,220,519       1,397,629
General and administrative expenses       2,634,622     11,008,446       5,451,753      14,735,706
                                       ------------   ------------    ------------    ------------
   Total operating expenses ........      3,309,516     11,663,741       6,672,272      16,133,335

Income (loss) from operations ......        817,721    (10,907,621)        297,690     (12,125,392)
Interest expense, net ..............        151,579        268,021         360,951         536,676
                                       ------------   ------------    ------------    ------------
Income (loss) before income taxes ..        666,142    (11,175,642)        (63,261)    (12,662,068)
Provision (benefit) for income taxes         11,500      1,300,996          11,500       1,463,013
                                       ------------   ------------    ------------    ------------
   Net Income (loss) ...............   $    654,642   $(12,476,638)   $    (74,761)   $(14,125,081)
                                       ============   ============    ============    ============

Basic income (loss) per share ......   $       0.04   $      (0.68)   $      (0.00)   $      (0.78)
                                       ============   ============    ============    ============
Diluted income (loss) per share ....   $       0.04   $      (0.68)   $      (0.00)   $      (0.78)
                                       ============   ============    ============    ============

Weighted average number of common
shares outstanding:
   Basic ...........................     18,358,360     18,241,045      18,300,027      18,210,406
                                       ============   ============    ============    ============
   Diluted .........................     18,598,442     18,241,045      18,300,027      18,210,406
                                       ============   ============    ============    ============


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                      Six Months Ended June 30,
                                                                   ----------------------------
                                                                       2006            2005
                                                                   ------------    ------------
Increase  (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net loss ....................................................   $    (74,761)   $(14,125,081)
Adjustments to reconcile net loss to net cash used
  by operating activities:
   Depreciation and amortization ...............................        614,077       1,127,169
   (Decrease) increase in allowance for doubtful accounts ......       (919,312)      6,120,691
   Increase in deferred tax asset valuation allowance ..........           --         1,000,000
   (Decrease) increase in inventory valuation reserves .........     (3,433,267)      1,550,000
   Disposal of asset ...........................................          8,502            --
   Stock based compensation ....................................        165,377            --
Changes in operating assets and liabilities:
      Receivables, including related party .....................        214,518       2,375,368
      Inventories ..............................................      5,453,233      (5,810,097)
      Prepaid expenses and other current assets ................         74,016         321,295
      Note Receivable ..........................................         84,514            --
      Other Assets .............................................         35,357          (4,445)
      Accounts payable and accrued expenses ....................         27,816       7,182,615
      Income taxes payable .....................................         11,500         114,651
                                                                   ------------    ------------
Net cash provided (used) by operating activities ...............      2,261,570        (147,834)
                                                                   ------------    ------------

Cash flows from investing activities:
   Acquisition of property and equipment .......................        (28,883)     (1,248,886)
   Proceeds from sale of equipment .............................          2,500            --
                                                                   ------------    ------------
Net cash used by investing activities ..........................        (26,383)     (1,248,886)
                                                                   ------------    ------------

Cash flows from financing activities:
   Proceeds of bank line of credit, net ........................           --           386,803
   Proceeds from exercise of stock options and warrants ........           --           254,541
   Repayment of capital leases .................................       (397,906)       (457,152)
   Repayment of notes payable ..................................       (137,762)     (1,286,052)
                                                                   ------------    ------------
Net cash (used) by financing activities ........................       (535,668)     (1,101,860)
                                                                   ------------    ------------

Net increase (decrease) in cash ................................      1,699,519      (2,498,580)
Cash at beginning of period ....................................      2,277,397       5,460,662
                                                                   ------------    ------------
Cash at end of period ..........................................   $  3,976,916    $  2,962,082
                                                                   ============    ============

Supplemental disclosures of cash flow information:
   Cash received (paid) during the period for:
     Interest paid .............................................   $   (520,825)   $   (655,032)
     Income taxes refunded (paid) ..............................   $       --      $    (47,560)
     Interest received .........................................   $    159,874    $     29,734
   Non-cash financing activities:
     Capital lease obligation ..................................   $       --      $    270,597
     Accounts payable & accrued legal converted to notes payable   $  1,775,000    $       --


          See accompanying notes to consolidated financial statements.

                             TAG-IT PACIFIC, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  PRESENTATION OF INTERIM INFORMATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of Tag-It Pacific, Inc. and its subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-K for the year ended December 31, 2005. The balance sheet as of December 31, 2005 has been derived from the audited financial statements as of that date but omits certain information and footnotes required for complete financial statements.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced substantial recurring losses from operations on declining revenues and has an accumulated deficit of $50.5 million as of June 30, 2006. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. In response to these matters, during 2005 the Company adopted a restructuring plan designed to better align the Company's organizational and cost structures with its future growth opportunities. In connection with this restructuring, management's operating plan for 2006 includes increased sales, higher margins on certain products, reduced expenses as a percentage of revenues and improved cash flows sufficient to cover the Company's operating needs. There can be no assurance that the Company will be successful in these matters. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2.  EARNINGS (LOSS) PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations:

THREE MONTHS ENDED JUNE 30, 2006:         INCOME (LOSS)      SHARES        PER SHARE
---------------------------------------   ------------    ------------   ------------
Basic income per share:
Income available to common stockholders    $    654,642      18,358,360   $       0.04

Effect of Dilutive Securities:
Options ................................           --           240,082           --
Warrants ...............................           --              --             --
                                           ------------    ------------   ------------
Income available to common stockholders    $    654,642      18,598,442   $       0.04
                                           ============    ============   ============

THREE MONTHS ENDED JUNE 30, 2005:
---------------------------------------
Basic loss per share:
Loss available to common stockholders ..   $(12,476,638)     18,241,045   $      (0.68)

Effect of Dilutive Securities:
Options ................................           --              --             --
Warrants ...............................           --              --             --
                                           ------------    ------------   ------------
Loss available to common stockholders ..   $(12,476,638)     18,241,045   $      (0.68)
                                           ============    ============   ============

SIX MONTHS ENDED JUNE 30, 2006:
---------------------------------------
Basic loss per share:
Loss available to common stockholders ..   $    (74,761)     18,300,027   $      (0.00)

Effect of Dilutive Securities:
Options ................................           --              --             --
Warrants ...............................           --              --             --
                                           ------------    ------------   ------------
Loss available to common stockholders ..   $    (74,761)     18,300,027   $      (0.00)
                                           ============    ============   ============

SIX MONTHS ENDED JUNE 30, 2005:
---------------------------------------
Basic loss per share:
Loss available to common stockholders ..   $(14,125,081)     18,210,406   $      (0.78)

Effect of Dilutive Securities:
Options ................................           --              --             --
Warrants ...............................           --              --             --
                                           ------------    ------------   ------------
Loss available to common stockholders ..   $(14,125,081)     18,210,406   $      (0.78)
                                           ============    ============   ============


        Warrants to purchase 1,243,813 shares of common stock exercisable at between $3.50 and $5.06 per share, options to purchase 4,434,888 shares of common stock exercisable at between $0.37 and $5.23 per share, convertible debt of $12,500,000 convertible at $3.65 per share, and other convertible debt of $500,000 convertible at $4.50 per share were outstanding for the three and six months ended June 30, 2006. In connection with the "Share-Based Payment," ("SFAS 123(R)") calculation (see note 3), 240,082 shares were included in the computation of diluted income per share for the three month period ended June 30, 2006. These shares were not included in the computation of diluted income
(loss) per share for the six months ended June 30, 2006 because exercise or conversion would have an antidilutive effect on earnings per share.

         Warrants to purchase 1,510,479 shares of common stock exercisable at between $3.50 and $5.06 per share, options to purchase 1,942,000 shares of common stock exercisable at between $1.30 and $5.23 per share, convertible debt of $500,000 convertible at $4.50 per share and convertible debt of $12.5 million convertible at $3.65 per share were outstanding for the three and six months ended June 30, 2005, but were not included in the computation of diluted earnings per share because exercise or conversion would have an antidilutive effect on earnings per share.

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

         The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company's financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There was no stock-based compensation expense related to employee or director stock options recognized during the three and six months ended June 30, 2005. Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the three and six months ended June 30, 2006 was $46,118 and $165,377, respectively. Basic and diluted income per share for the quarter ended June 30, 2006 would have been $0.04 per share, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted income of $0.04 per share. Basic and diluted loss per share for the six months ended June 30, 2006 would have been $(0.00) per share, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted loss of $(0.00) per share.

         During the quarter ended June 30, 2006, the Company did not grant any stock-based awards to employees or non-employees. During the six months ended June 30, 2006, the Company granted awards of stock for 225,388 shares at an average market price of $0.45 per share and options to acquire 2,685,135 shares at an average exercise price of $0.42 per share. Awards to acquire 1,625,000 shares were granted to employees outside of the 1997 Plan (see Note 6), and awards of stock and options to acquire 165,253 shares were granted to a consultant. The estimated fair value of all awards granted during the quarter was $666,000, of which $70,000 was accrued for as of December 31, 2005. Assumptions used to value options granted to employees were expected volatility of 57%, expected term of 5.3 years to 6.1 years, risk-free interest rate of approximately 4.4%, and an expected dividend yield of zero. Assumptions used to value options granted to consultants were expected volatility of 65%, expected term of 10 years (contractual life), risk-free interest rate of 4.5%, and expected divided yield of zero.

         Options issued to consultants are being accounted for in accordance with the provisions of Emerging Issues Task Force (EITF) No. 96-18, "Accounting for Equity Instruments That Are Issued to Others Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

         The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based awards granted under the Company's stock option plans for the three months and six months ended June 30, 2005. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula ("Black-Scholes model") and amortized to expense generally over the options' requisite service periods (vesting periods).

                                                 Three Months        Six Months
                                                     Ended             Ended
                                                 June 30, 2005     June 30, 2005
                                                 ------------      ------------

Net loss as reported .......................     $(12,476,638)     $(14,125,081)
Plus: Stock-based expense recognized
   in the Statement of Operations,
   net of tax ..............................             --                --
Less:  Stock-based expense determined
   under fair-value based method,
   net of tax ..............................          (65,332)          (77,062)
                                                 ------------      ------------
Pro forma net loss .........................     $(12,541,970)     $(14,202,143)
                                                 ============      ============
--------------------------------------------
Net loss per share:
As reported -- basic and diluted ...........     $      (0.68)     $      (0.78)
Pro forma -- basic and diluted .............     $      (0.68)     $      (0.78)
                                                 ============      ============

        SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Statements of Operations. Stock-based compensation expense recognized in the Statements of Operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided. As stock-based compensation expense recognized in the Statements of Operations for 2006 is based on awards expected to vest, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and six months ended June 30, 2006, expected forfeitures are immaterial and as such the Company is recognizing forfeitures as they occur. In the pro-forma information provided under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

        Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, the Company recognized share-based compensation equal to the award's intrinsic value at the time of grant over the requisite service periods using the straight-line method. Forfeitures were recognized as incurred. During the three and six months ended June, 30, 2005, there was no stock-based compensation expense recognized in the Statements of Operations for awards issued to employees and directors as the awards had no intrinsic value at the time of grant because their exercise prices equaled the fair values of the common stock at the time of grant.

        The Company's determination of fair value of share-based payment awards to employees and directors on the date of grant uses the Black-Scholes model, which is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the expected term of the awards, and actual and projected employee stock option exercise behaviors. The Company estimates expected volatility using historical data. The expected term is estimated using the "safe harbor" provisions under SAB 107.

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

NOTE 4.  INVENTORIES

         Inventories are stated at the lower of cost or market value and consist of finished goods available for sale. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. Estimates are used to determine these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

         Inventories consist of the following:

                                             June 30,       December 31,
                                               2006             2005
                                           -----------      -----------

         Finished goods .............      $ 7,425,866      $12,879,100
         Less reserves ..............        3,872,733        7,306,000
                                           -----------      -----------
         Total inventories ..........      $ 3,553,133      $ 5,573,100
                                           ===========      ===========

NOTE 5.  CONTINGENCIES AND GUARANTEES

         On October 12, 2005, a shareholder class action complaint-- Huberman vs Tag-It Pacific, Inc., et al., Case No. CV05-7352 R(Ex)--was filed against the Company and certain of the Company's current and former officers and directors in the United States District Court for the Central District of California alleging claims under Section 10(b) and Section 20 of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The action is brought on behalf of all purchasers of the Company's publicly-traded securities during the period from November 14, 2003 to August 12, 2005. On January 23, 2006 the court heard competing motions for appointment of lead plaintiff/counsel and appointed Seth Huberman as lead plaintiff. The lead plaintiff thereafter filed an amended complaint on March 13, 2006. The amended complaint alleges that the defendants made false and misleading statements about the Company's financial situation and its relationship with certain of its large customers during a purported class period between November 13, 2003 and August 12, 2005. It purports to state claims under Section 10(b)/Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. The Company filed a motion to dismiss the amended complaint, which motion was denied by the Court on July 17, 2006. Although the Company believes that it and the other defendants have meritorious defenses to the class action complaint and intend to contest the lawsuit vigorously, if there is an adverse resolution to the lawsuit the results could have a material adverse effect on the Company's financial position and results of operations. At this early stage of the litigation, the Company is not able to reasonably predict the outcome of this action or estimate potential losses, if any, related to the lawsuit.

         On April 16, 2004, the Company filed suit against Pro-Fit Holdings Limited ("Pro-Fit") in the U.S. District Court for the Central District of California - Tag-It Pacific, Inc. v. Pro-Fit Holdings Limited, CV 04-2694 LGB
(RCx) - asserting various contractual and tort claims relating to the Company's exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages. It is the Company's position that the agreement with Pro-Fit gives the Company the exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. On September 17, 2004, Pro-Fit filed an answer denying the material allegations of the complaint and filed counterclaims alleging various contractual and tort claims seeking injunctive relief and damages. The Company filed a reply denying the material allegations of Pro-Fit's pleading. Pro-Fit has since purported to terminate the exclusive license and intellectual property agreement based on the same alleged breaches of the agreement that are the subject of the parties' existing litigation, as well as on an additional basis. On February 9, 2005, and again on June 16, 2005, the Company amended its pleadings in the litigation to assert additional breaches by Pro-Fit of its obligations under the agreement and under certain additional letter agreements, and for a declaratory judgment that Pro-Fit's patent No. 5,987,721 is invalid and not infringed by the Company. Thereafter, Pro-Fit filed an amended answer and counterclaims denying the material allegations of the amended complaint and alleging various contractual and tort claims seeking injunctive relief and damages. Pro-Fit further asserted that the Company infringed its United States Patent Nos. 5,987,721 and 6,566,285. The Company filed a reply denying the substantive allegations of the amended counterclaims. At the Company's request, the Court bifurcated the breach of contract issues for trial. The parties have filed summary judgment motions which may dispose of some of the issues in this case prior to trial. On June 5, 2006 the Court denied one of the Company's motions for summary judgment, holding that the issue of whether U.S. Patent No. 6,566,285 relating to curved waistbands, was licensed to the Company presented a disputed question of material fact which could not be resolved without a trial. No trial date is currently set for trial of any issues. As the Company derives a significant amount of revenue from the sale of products incorporating the stretch waistband technology, the Company's business, results of operations and financial condition could be materially adversely affected if the dispute with Pro-Fit is not resolved in a manner favorable to the Company. Additionally, the Company has incurred significant legal fees in this litigation, and unless the case is settled will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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

         Effective June 1, 2006 accrued legal fees for services provided by the Company's counsel in the amount of $1,650,000 were converted into a note payable. The note is payable over a fourteen-month period, bearing interest at 3% per annum, and is secured with an assignment of a note receivable due from a customer in substantially identical monthly payments. Additionally, during the quarter ended June 30, 2006 a trade payable in the amount of $125,000 due to a former supplier was converted into a non-interest bearing note payable due over three months.

NOTE  6. STOCK OPTIONS AND WARRANTS

         On October 1, 1997, the Company adopted the 1997 Stock Incentive Plan ("the 1997 Plan"), which authorized the granting of a variety of stock-based incentive awards. The Board of Directors, who determines the recipients and terms of the awards granted, administers the 1997 Plan. As of June 30, 2006, the Company may issue awards to acquire up to a total of 2,942,365 shares of common stock under the 1997 Plan. As of June 30, 2006, there were awards issued and outstanding under the 1997 Plan to acquire a total of 2,809,888 shares of common stock, including options issued to a consultant to acquire 75,000 shares of common stock at $0.57 per share and a stock grant of 90,253 shares. During the six months ended June 30, 2006, the Company issued options outside the plan to acquire 1,625,000 shares of common stock at an average exercise price of $0.46 per share.

         The following table summarizes all options and grants issued to employees and directors including those issued outside the plan.

         The following table summarizes the activity for the periods:

                                                                      Weighted
                                                                      Average
                                                     Number of        Exercise
EMPLOYEE AND DIRECTOR                                  Shares           Price
                                                    ------------    ------------
Options outstanding - January 1, 2005 ...........      1,742,000    $       3.53
    Granted .....................................        425,000    $       3.22
    Exercised ...................................         (1,250)   $       3.63
    Canceled ....................................       (332,750)   $       3.50
                                                    ------------    ------------
Options outstanding - December 31, 2005 .........      1,833,000    $       3.46
    Granted .....................................      2,745,270    $       0.42
    Issued ......................................       (135,135)   $       0.37
    Canceled ....................................       (173,500)   $       3.26
                                                    ------------    ------------
Options outstanding - June 30, 2006 .............      4,269,635    $       1.61
                                                    ============    ============


        The Company has also issued certain warrants, stock and options to non-employees. As of June 30, 2006, there were warrants issued to acquire a total of 1,243,813 shares of common stock, a stock grant of 90,253 shares and options to acquire 75,000 shares of common stock.

        The following table summarizes all stock-based awards (warrants, grants and options) to non- employees:

                                                               Weighted
                                                               Average
                                                Number of      Exercise
         NON-EMPLOYEE                             Shares         Price
                                                ----------    ----------

         Outstanding - January 1, 2005 ......    1,377,147    $     4.36
           Granted ..........................         --            --
                                                ----------    ----------
         Outstanding - December 31, 2005 ....    1,377,147    $     4.36
           Granted ..........................      165,253    $     0.57
           Cancelled ........................     (133,334)   $     4.54
                                                ----------    ----------
         Outstanding - June 30, 2006 ........    1,409,066    $     3.90
                                                ==========    ==========


         The weighted average exercise prices, remaining contractual lives and aggregate intrinsic values for employee and director shares and options granted, expected to vest, and exercisable as of December 31, 2005 and June 30, 2006 were as follows:

                                                 Weighted       Weighted
                                                 Weighted       Average
                                                  Average      Remaining
                                   Number of     Exercise     Contractual    Intrinsic
EMPLOYEE AND DIRECTOR                Shares        Price      Life (Years)     Value
                                   ---------     --------     -----------    ---------
OPTIONS AS OF DECEMBER 31, 2005:
Outstanding                        1,833,000       $3.46          6.02         $0.00
Vested and Expected to Vest        1,809,000       $3.44          5.98         $0.00
Exercisable                        1,788,000       $3.44          5.97         $0.00

OPTIONS AS OF JUNE 30, 2006:
Outstanding                        4,269,635       $1.61          8.35       $679,191
Vested and Expected to Vest        4,267,000       $1.61          8.35       $678,535
Exercisable                        1,650,750       $3.48          5.49        $23,500


         The aggregate intrinsic value excludes options that have an exercise price in excess of market price of the common stock as of December 31, 2005 and June 30, 2006, respectively. Awards that are expected to vest take into consideration, estimated forfeitures for awards not yet vested.

         The weighted average exercise prices, remaining contractual lives and aggregate intrinsic values for non-employee warrants, shares and options granted, exercisable, and expected to vest as of December 31, 2005 and June 30, 2006 were as follows:

                                                                 Weighted
                                                 Weighted        Average
                                                  Average       Remaining
                                    Number of    Exercise      Contractual   Intrinsic
NON-EMPLOYEE                          Shares       Price       Life (Years)    Value
                                   ---------     --------     -----------    ---------
WARRANTS & OPTIONS AS OF
DECEMBER 31, 2005:
Outstanding                        1,377,147       $4.36           2.6         $0.00
Vested and Expected to Vest        1,377,147       $4.36           2.6         $0.00
Exercisable                        1,377,147       $4.36           2.6         $0.00

WARRANTS AS OF JUNE 30, 2006:
Outstanding                        1,409,066       $3.90           2.78       $7,500
Vested and Expected to Vest        1,409,066       $3.90           2.78       $7,500
Exercisable                        1,293,813       $4.20           2.65       $5,000


         The aggregate intrinsic value excludes warrants and options that have an exercise price in excess of the market price of the common stock as of December 31, 2005 and June 30, 2006, respectively. Awards that are expected to vest take into consideration, estimated forfeitures for awards not yet vested.

         The intrinsic value of options exercised in 2005, 2004, and 2003 were $1,500; $183,000; and $261,000, respectively. The total fair value of awards vested during the years ended December 31, 2005, 2004 and 2003 was $220,000, $55,000 and $140,000, respectively. The fair value of the awards approximates the values expensed for pro-forma purposes for these periods.

         As of June 30, 2006, there was $542,894 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted, including warrants. This cost is expected to be recognized over the weighted-average period of 1.9 years.

         When options are exercised, the Company's policy is to issue previously registered, unissued shares of common stock. As of June 30, 2006, the Company had 132,477 registered but unissued shares of common stock available in its plan. On July 31, 2006, at the annual shareholders meeting an amendment to the 1997 Stock Incentive Plan was adopted to increase the number of authorized shares under the 1997 Plan to a total of 6,000,000 shares. See Subsequent Events.

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

         In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We are currently evaluating the impact of this new Standard, but believe that it will not have a material impact on the Company's financial position, or results of operations.

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

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109", (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition


NOTE 8.  GEOGRAPHIC INFORMATION

         The Company specializes in the distribution of a full range of apparel zipper and trim items to manufacturers of fashion apparel, specialty retailers and mass merchandisers. There is not enough difference between the types of products developed and distributed by the Company to account for these products separately or to justify segmented reporting by product type.

         The Company distributes its products internationally and has reporting requirements based on geographic regions. Long-lived assets are attributed to countries based on the location of the assets and revenues are attributed to countries based on customer delivery locations, as follows:

                               Three Months Ended          Six Months Ended
                                    June 30,                    June 30,
                           -------------------------   -------------------------
Country / Region               2006          2005          2006          2005
                           -----------   -----------   -----------   -----------

United States ..........   $ 1,025,100   $ 2,540,200   $ 1,938,400   $ 3,127,700
Asia ...................     8,418,400     6,035,000    14,738,800    10,330,200
Mexico .................     1,444,200     4,417,300     2,579,700     9,038,900
Dominican Republic .....     2,631,300     1,683,100     4,272,100     3,902,500
Other ..................       727,100       964,000     1,355,300     2,295,600
                           -----------   -----------   -----------   -----------

                           $14,246,100   $15,639,600   $24,884,300   $28,694,900
                           ===========   ===========   ===========   ===========


                                                   June 30,         December 31,
                                                     2006               2005
                                                 -----------         -----------
Long-lived Assets:
     United States .....................         $ 9,984,200         $10,493,900
     Asia ..............................             218,800             226,200
     Mexico ............................              14,300              23,700
     Dominican Republic ................             722,700             776,300
                                                 -----------         -----------

                                                 $10,940,000         $11,520,100
                                                 ===========         ===========


NOTE 9.  SUBSEQUENT EVENTS

         On August 3, 2006 the Company received notification from the American Stock Exchange ("AMEX") that the Company's plan to regain compliance with the minimum shareholders' equity requirements of the AMEX Company Guide had been accepted and the Company has been granted an extension until November 16, 2007 to achieve the AMEX continued listing requirements. During this period the Company will be subject to periodic review by the AMEX Staff and failure to make progress consistent with the plan or to regain compliance with continued listing standards by the end of the extension period could result in being delisted from the American Stock Exchange.

         In May, 2006, the Company had received notice that it was not in compliance with certain of the continued listing standards as set forth in the AMEX Company Guide due to the failure to comply with Section 1003(a)(i) and
Section 1003(a)(ii) of the Company Guide, which effectively required that the Company maintain shareholders' equity of at least $4,000,000. Following the notice from AMEX the Company was afforded the opportunity to submit a "plan of compliance" to AMEX outlining in detail how the Company expected to achieve the minimum equity requirements and to regain compliance, and in June 2006 we submitted the plan that has been accepted by AMEX.

         Effective July 31, 2006, concurrent with the appointment of Mr. William Sweedler to the Company's Board of Directors and its Audit Committee, and the resignation of Mr. Kevin Bermeister from the Board, the Company has met the governance requirements of the AMEX Company Guidelines requiring that the board consist of a majority of independent directors and that the audit committee be comprised of at least three independent directors.

         The Company has adopted an amendment to its Certificate of Incorporation, effective as of August 3, 2006 to increase the number of shares of common stock the Company is authorized to issue from 30,000,000 to 100,000,000. This amendment was approved by the Company's Board of Directors and by a vote of the Company's stockholders at the 2006 annual meeting of stockholders.

         On July 31, 2006 at the Company's annual meeting of stockholder's two amendments to the 1997 Stock Plan were approved which (1) increased the maximum number of shares of common stock that may be issued pursuant to awards granted under the 1997 Plan from 3,077,500 shares to 6,000,000 shares, and (2) increased the number of shares of common stock that may be issued pursuant to awards granted to any individual under the plan in a single year to 50% of the total number of shares available under the plan.

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

         Tag-It Pacific, Inc. designs, sells and distributes apparel zippers, specialty waistbands and various apparel trim products to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We sell and market these products under various branded names including Talon, and Tekfit. We operate the business globally under three product groups.

         We plan to increase our global expansion of Talon zippers through the establishment of a network of Talon locations, distribution relationships, and joint ventures. Our distribution partners will be required to maintain excellent zipper manufacturing capabilities and will adopt quality manufacturing procedures to meet our high manufacturing standards. The network of these manufacturers under the Talon brand is expected to improve the time-to-market by eliminating the typical setup and build-out phase for new manufacturing capacity throughout the world.

         During the third quarter of 2005 we restructured our trim business to focus as an outsourced product development, sourcing and sampling department for the most demanding brands and retailers. We believe that trim design differentiation among brands and retailers has become a critical marketing tool for our customers. By assisting our customers in the development, design and sourcing of trim, we expect to achieve higher margins for our trim products, create long-term relationships with our customers, grow our sales to a particular customer by supplying trim for a larger proportion of their brands, and better differentiate our trim sales and services from those of our competitors. The restructuring (described more fully below) discontinued the supply of trim products in preassembled kits. We will continue to supply trim to customers however we will not provide the trim components in a preassembled kit.

         Our Tekfit services provide manufacturers with the patented technology, manufacturing know-how and materials required to produce pants incorporating an expandable waistband. These products are currently produced by several manufacturers for one single brand. We intend to expand this product to other brands; however our expansion has been limited to date due to a licensing dispute. As described more fully in this report under Contingencies and Guarantees (see Note 5 to our unaudited consolidated financial statements), we are presently in litigation with Pro-Fit Holdings Limited related to our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit's patented technology. As we derive a significant amount of revenue from the sale of products incorporating the stretch waistband technology, our business, results of operations and financial condition could be materially adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us.

         In an effort to better align our organizational and cost structures with its future growth opportunities, in August 2005 our Board of Directors adopted a restructuring plan that was substantially completed by December 31, 2005. The plan included restructuring our global operations by eliminating redundancies in our Hong Kong operation, closing our facilities in Mexico, and closing our North Carolina manufacturing facility. We have also refocused our sales efforts on higher margin products, which may result in lower net sales over the next twelve months as we focus on acquiring high quality customers, and decrease our customer concentration. As a result of this restructuring, we will operate with fewer employees and will have lower associated operating and distribution expenses.

         RESULTS OF OPERATIONS

         The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,             JUNE 30,
                                        ----------------     ------------------
                                         2006      2005       2006       2005
                                        ------    ------     ------     ------
Net sales ............................   100.0 %   100.0 %    100.0 %    100.0 %
Cost of goods sold ...................    71.0      95.2       72.0       86.0
                                        ------    ------     ------     ------
Gross profit .........................    29.0       4.8       28.0       14.0
Selling expenses .....................     4.7       4.2        4.9        4.9
General and administrative expenses ..    18.5      70.4       21.9       51.4
Interest & Taxes .....................     1.1      10.0        1.5        7.0
                                        ------    ------     ------     ------
Operating (loss) income ..............     4.7 %   (79.8)%     (0.3)%    (49.3)%
                                        ------    ------     ------     ------

         SALES

         For the three months ended June 30, 2006 and 2005, sales by geographic region based on the location of the customer as a percentage of sales:

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,             JUNE 30,
                                        -----------------     -----------------
COUNTRY / REGION                         2006       2005       2006       2005
                                        ------     ------     ------     ------
United States ......................       7.2%      16.2%       7.8%      10.9%
Asia ...............................      59.1%      38.6%      59.2%      36.0%
Mexico .............................      10.1%      28.2%      10.4%      31.5%
Dominican Republic .................      18.5%      10.8%      17.2%      13.6%
Other ..............................       5.1%       6.2%       5.4%       8.0%
                                        ------     ------     ------     ------
                                         100.0%     100.0%     100.0%     100.0%
                                        ======     ======     ======     ======

         Sales for the three months ended June 30, 2006 were $14.2 million or $1.4 million (8.9%) less than sales for the three months ended June 30, 2005. Sales for the six months ended June 30, 2006 were $24.9 million or $3.8 million (13.3%) less than sales for the same period in 2005. The reduction in sales for the three and six months ended June 30, 2006 as compared to the same period in 2005 is primarily attributable to the discontinuance of sales of thread products in the fourth quarter of 2005. For the three and six months ended June 30, 2005 sales included $1.2 million and $2.7 million, respectively of thread products, whereas only liquidation sales of these products existed in 2006. For the three and six months ended June 30, 2006 sales of thread products were $53,000 and $300,000, respectively. Thread products were lower margin sales, and the discontinuance of this product offering allows more focus on other market opportunities such as zippers and trim that we believe will add more value.

         Sales for the three months and six months ended June 30, 2006 as compared to the same periods in 2005 also declined as a result of lower sales of trim products to our customers in Mexico and the U.S. as production shifted from these areas to Asia and other worldwide markets. Sales within the Asian markets for the three and six months ended June 30, 2006 increased $2.4 million and $4.4 million, respectively over the same periods in 2005. Sales within the U.S. and Mexico for the three and six months ended June 30, 2006 declined $4.5 million and $7.6 million, respectively, compared with the same periods in 2005. The net decrease is primarily the result of the shift of apparel production from Latin America to Asia and other worldwide markets that began in 2004, and the resulting decrease in sales to our customers in Mexico of trim products. The Company responded to this shift with our growth and expansion activities in the Asian markets and with the restructuring plans implemented in 2005 closing the Mexican assembly and U.S. manufacturing facilities.

         COST OF SALES

         Cost of sales for the three months ended June 30, 2006 was $10.1 million or $4.7 million (32%) less than cost of sales for the same period in 2005, and cost of sales for the six months ended June 30, 2006 was $17.9 million or $6.8 million (27%) less than cost of sales for the same period in 2005. The reduction in cost of sales for the three and six months ended June 30, 2006 as compared to the same periods in 2005 was attributable to costs associated with lower overall sales volumes, improved product margins resulting from our focus on higher margin sales, reduced distribution charges since more products are now sourced and delivered within the same marketplace, reduced manufacturing and assembly overhead costs as these operations were closed in the third quarter of 2005, and lower provisions for obsolescence as inventory levels have been reduced and turns accelerated. A brief recap of the change in sales, cost of sales and gross margin for the three and six months ended June 30, 2006 as compared with the same periods in 2005 is as follows:

                                                (Amounts in thousands)
                                          THREE MONTHS           SIX MONTHS
                                       -----------------     -----------------
                                       AMOUNT       %(1)     AMOUNT       %(1)
                                       ------     ------     ------     ------
Sales increase (decrease) ..........   $(1,394)     (8.9)%   $(3,810)    (13.3)%

Cost of sales decrease (increase):
Improved margin on current sales ...    1,396        9.4      1,792        7.3
Reduced freight and duty costs .....      695        4.7      1,299        5.3
Lower manufacturing & assembly costs      400        2.7        602        2.4
Reduced obsolescence ...............    1,490       10.0        960        3.9
Lower volumes ......................      563        3.8      1,543        6.3
Other cost of sales charges ........      221        1.4        576        2.2
                                       ------     ------     ------     ------
                                        4,765       32.0%     6,772       27.4%
                                       ------                ------
Gross margin increase (decrease) ...   $3,371                $2,962
                                       ======                ======

(1) Represents the percentage change in the 2006 period, as compared to the same period in 2005.

         SELLING EXPENSES

         Selling expenses for the three months ended June 30, 2006 were $0.7 million, or 4.7% of sales compared to $0.6 million or 4.2% of sales for the same period in 2005. The increase in selling expense is due to a commission based compensation program implemented in 2006, offset by employee reductions in the U.S. and Mexico associated with the restructuring plan adopted in 2005.

         Selling expenses for the six months ended June 30, 2006 were $1.2 million or 4.9% of sales compared to $1.4 million or 4.9% of sales for the same period in 2005. Increased costs of $0.2 million associated with a shift to commission based compensation was offset by employee reductions in the U.S. and Mexico associated with the restructuring plan adopted in the third quarter of 2005.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the three months ended June 30, 2006 were $2.6 million or $8.4 million (76%) less than for the same period in 2005. General and administrative expenses for the six months ended June 30, 2006 were $5.5 million or $9.3 million (63%) less than for the same period in 2005.

         General and administrative expense for the three month period ended June 30, 2005 included $6.4 million in reserve provisions for bad debts; $1.3 million in legal & professional costs primarily associated with the Pro-Fit Holdings litigation; and $0.5 million in travel & related costs associated with expanding operations in Asia. For the three month period ended June 30, 2006 comparable items included in general and administrative expense reflected net bad debt recoveries of $164,000; $0.7 million in legal and professional costs; and $130,000 in travel and related costs. These items represent approximately $7.5 million or (90%) of the decrease in general and administrative costs for the three months ended June 30, 2006 as compared to the same period of 2005 with the balance of the reduction resulting from cost savings associated with employee reductions in the U.S., Mexico and Hong Kong implemented as a part of our restructuring plan in the third quarter of fiscal year 2005. This was partially offset by non-cash compensation costs associated with the adoption of FAS 123(R) effective January 1, 2006.

         For the six month period ended June 30, 2006 as compared to the same period of 2005, the general and administrative costs declined from the prior year by $9.3 million. The reduction was principally the result of $6.5 million in provisions for bad debts in 2005 as compared to $400,000 in bad debt recoveries in 2006; a $0.7 million decrease in travel & related costs, and cost reductions associated with employee reductions in the U.S., Mexico and Hong Kong that we implemented with our restructuring plan in 2005, partially offset by non-cash compensation costs recorded with the adoption of FAS 123R.

         Effective January 1, 2006, we adopted FAS 123R which requires the company to recognize a non-cash expense associated with options and warrants issued to employees, directors and consultants. For the three and six months ended June 30, 2006 we incurred $46,000 and $165,000, respectively of costs associated with the implementation of this accounting requirement. The majority of the recognized cost is associated with the option grants issued to the executive management team in the first quarter of 2006.

         INTEREST EXPENSE

         Interest expense decreased by approximately $117,000 to $152,000 for the three months ended June 30, 2006, as compared to the same period in 2005. Interest expense decreased by approximately $176,000 to $361,000 for the six months ended June 30, 2006, as compared to the same period in 2005. The change for both the three and six month period from 2005 is due primarily to lower borrowings under a bank line of credit and certain notes.

         INCOME TAXES

         Income tax expense for the three and six months ended June 30 2006 was $11,500 associated with foreign income taxes from earnings within our Asian facilities. Due to prior operating losses incurred within the year no benefit for domestic income taxes has been recorded since there is not sufficient evidence to determine that we will be able to utilize our net operating loss carryforwards to offset future taxable income.

         Income tax expense for the three and six months ended June 30 2005 was $1.3 million and $1.5 million respectfully. Income taxes for 2005 included an increase of $1.0 million in the deferred tax asset valuation allowance, and a provision for earned income within our foreign subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes selected financial data at:

                                              JUNE 30,      DECEMBER 31,
                                                2006            2005
                                            -----------     -----------
         Cash and cash equivalents ....     $ 3,976,900     $ 2,277,400
         Total assets .................     $29,930,900     $30,320,800
         Current debt .................     $14,459,300     $14,850,600
         Non-current debt .............     $14,398,900     $14,558,100
         Stockholders' equity .........     $ 1,072,700     $   912,100


         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents for the six months ended June 30, 2006 increased $1,700,000 from December 31, 2005 principally arising from cash generated by operating activities.

         Cash provided by operating activities is our only recurring source of funds, and was approximately $2.3 million for the six months ended June 30, 2006. The cash provided by operating activities during the six months resulted principally from a net decrease in inventory of $2.0 million (a $5.4 million reduction in inventory levels, net of established reserves of $3.4 million), plus non-cash charges to income of $0.7 million from stock based compensation and depreciation, partially offset by an increase in current receivables of $0.7 million (before consideration of accounts written-off), and a net loss of $0.1 million. During the six months ended June 30, 2006 established reserves for uncollectible accounts receivable were applied to approximately $0.6 million of accounts written-off, and approximately $0.3 million in reserves were eliminated following the collection of previously reserved accounts. Cash used by operating activities for the six months ended June 30, 2005 was $148,000.

         Net cash used in investing activities for the six months ended June 30, 2006 was $26,000 as compared to $1.2 million for the six months ended June 30, 2005. The cash used in investing activities in 2006 represents capital expenditures for leasehold improvements in China. In 2005 the cash used for investing activities consisted primarily of capital expenditures for zipper equipment and leasehold improvements for the manufacturing facility in North Carolina.

         Net cash used in financing activities for the six months ended June 30, 2006 was approximately $536,000 and primarily reflects the repayment of borrowings under capital leases and notes payable. For the six months ended June 30, 2005 the cash used by financing activities was $1.1 million and represented the repayment of notes payable and capital leases, partially offset by funds raised from the exercise of stock options and warrants and increased utilization of the bank line of credit.

         We currently satisfy our working capital requirements primarily through cash flows generated from operations. As we continue to respond to the current industry trend of large retail brands to outsource apparel manufacturing to offshore locations, our foreign customers, though backed by U.S. brands and retailers, are increasing. This makes receivables based financing with traditional U.S. banks more difficult. Our current borrowings may not provide the level of financing we may need to expand into additional foreign markets. As a result, we are continuing to evaluate non-traditional financing of our foreign assets.

         We have incurred significant legal fees in our litigation with Pro-Fit Holdings Limited. Unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

         We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities will be sufficient to fund our minimum working capital and capital expenditure needs for at least the next twelve months. This conclusion is based on the assumption that we will be successful in restructuring our operations in accordance with the restructuring plan adopted in 2005, and that we will collect our note and accounts receivable in accordance to existing terms. If we are unable to successfully fully implement our restructuring initiative or collect the note receivable, or experience greater than anticipated reductions in sales, we may need to raise additional capital or further reduce the scope of our business in order to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business in response to our failure to implement our restructuring initiative in accordance with our plan, there may be substantial doubt about our ability to continue as a going concern. Our auditors have included in their report on our financial statements for the year ended December 31, 2005 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern if we fail to successfully implement our restructuring initiative.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at June 30, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                        PAYMENTS DUE BY PERIOD
                                  -------------------------------------------------------------------
                                                 LESS THAN      1 TO 3        4 TO 5         AFTER
     CONTRACTUAL OBLIGATIONS         TOTAL        1 YEAR         YEARS         YEARS        5 YEARS
-------------------------------   -----------   -----------   -----------   -----------   -----------

Demand notes payable to related   $   664,971   $   664,971   $         0   $         0   $         0
  parties (1)
Capital lease obligations .....   $ 1,049,500   $   193,000   $   856,000   $       500   $         0
Operating leases ..............   $ 1,717,000   $   563,000   $ 1,088,000   $    66,000   $         0
Notes payable .................   $ 3,085,100   $   916,400   $ 1,530,500   $   638,200   $         0
Convertible notes payable .....   $12,456,500   $         0   $12,456,500   $         0   $         0

(1) The majority of notes payable to related parties are due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment, and include accrued interest payable through June 30, 2006.

         At June 30, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

         Prior to 2005 the company operated an apparel trim supply agreement with Tarrant Apparel Group. Two of Tarrant's executive officers and significant shareholders are also significant shareholders of our company. The supply agreement was terminated in December 2004; however we continue to conduct business with Tarrant Apparel Group on a limited basis. Sales to Tarrant or its affiliates for the six months ended June 30, 2005 were $27,000.

         As of June 30, 2006 accounts receivable included $13.000 due from Tarrant, of which $10,000 has been subsequently collected. At June 30, 2005 accounts receivable, related party included $3.4 million due from Tarrant's affiliate, United Apparel Ventures. United Apparel Ventures paid this balance over a nine-month period and it was fully paid as of December 31, 2005.

         As of June 30, 2006 and December 31, 2005, we had outstanding related-party notes payable of $665,000, at interest rates ranging from 0% to 11%. The majority of related-party debt is due on demand, with the remainder due and payable within 15 days of demand. Accrued interest associated with these notes is included in other accrued liabilities.

         As of June 30, 2006 and December 31, 2005, we had receivables due from related parties of $691,000 and $730,000, respectively. The receivables consist of unsecured notes, advances and accrued interest receivable from a former officer and stockholder of the Company who is related to or affiliated with a director of the Company. The notes and advances bear interest at 0%, 8.5% and prime and, together with accrued interest, are due on demand.

         Consulting fees paid to Diversified Investments, a company owned by a member of our Board of Directors, amounted to $37,500 and $75,000 for the three and six months ended June 30, 2006, respectively.

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

         o We record impairment charges when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is measured by assessing the usefulness of an asset or by comparing the carrying value of an asset to its fair value. Fair value is typically determined using quoted market prices, if available, or an estimate of undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of impairment loss is calculated as the excess of the carrying value over the fair value. Changes in market conditions and management strategy have historically caused us to reassess the carrying amount of our long-lived assets. Long-lived assets are evaluated on a continual basis and impairment adjustments are made based upon management's valuations. As part of our 2005 restructuring plan, certain long-lived assets, primarily machinery and equipment, were impaired and their values adjusted accordingly.

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

NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2006 the Company implemented FASB Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections", an amendment to accounting Principles Bulletin (APB) Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 established new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 was effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of this new standard did not have a material impact upon the Company's financial position, or results of operations.

         In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We are currently evaluating the impact this new Standard, but believe that it will not have a material impact on the Company's financial position or results of operations.

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

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109", (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition

CAUTIONARY STATEMENTS AND RISK FACTORS

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

         OUR GROWTH AND OPERATING RESULTS COULD BE MATERIALLY, ADVERSELY AFFECTED IF WE ARE UNSUCCESSFUL IN RESOLVING A DISPUTE THAT NOW EXISTS REGARDING OUR RIGHTS UNDER OUR EXCLUSIVE LICENSE AND INTELLECTUAL PROPERTY AGREEMENT ("AGREEMENT") WITH PRO-FIT. Pursuant to our agreement with Pro-Fit Holdings,
Limited, we have exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. We are in litigation with Pro-Fit regarding our rights. See Part II, Item 1, "Legal Proceedings" for discussion of this litigation. We derive a significant amount of revenues from the sale of products incorporating the stretch waistband technology. Our business, results of operations and financial condition could be materially adversely affected if we are unable to conclude our present negotiations in a manner acceptable to us and ensuing litigation is not resolved in a manner favorable to us.
Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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

         We maintain product liability and director and officer insurance that we regard as reasonably adequate to protect us from potential claims; however we cannot assure you that it will be adequate to cover any losses. Further, the costs of insurance have increased dramatically in recent years, and the availability of coverage has decreased. As a result, we cannot assure you that we will be able to maintain our current levels of insurance at a reasonable cost, or at all.

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

         IF WE ARE NOT ABLE TO REGAIN COMPLIANCE WITH LISTING REQUIREMENTS, OUR SHARES MAY BE REMOVED FROM LISTING ON AMEX. In May 2006 we were advised by AMEX that we were non-compliant with the minimum net equity listing requirements and we were afforded an opportunity to submit a plan to AMEX that provides for increases in our equity beyond the minimum $4.0 million equity within an eighteen-month timeframe from the date of the notice from AMEX. On August 3, 2006 AMEX accepted our plan to regain compliance and has given us an extension until November 16, 2007 to become compliant with the AMEX continued listing standards. During this period, we will be subject to periodic review by the AMEX staff and failure to make progress consistent with the plan or to regain compliance with continued listing standards by the end of the extension period could result in being delisted from the American Stock Exchange. In addition we have suffered substantial recurring losses and may fail to comply with other listing requirements of AMEX. We may not be able to regain compliance with these matters within the time allowed by the exchange, and our shares of common stock may be removed from the listing on AMEX.

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

         INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS. As of June 30, 2006, our officers and directors and their affiliates beneficially owned approximately 18% of the outstanding shares of our common stock. The Dyne family, which includes Mark Dyne, Colin Dyne, and Jonathan Burstein, who are also our directors; Larry Dyne and the estate of Harold Dyne; beneficially owned approximately 13% of the outstanding shares of our common stock at June 30, 2006. As a result, our officers and directors and the Dyne family are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         All of our sales are denominated in United States dollars or the currency of the country in which our products originate. We are exposed to market risk for fluctuations in the foreign currency exchange rates for certain product purchases that are denominated in British Pounds. There were no hedging contracts outstanding as of June 30, 2006. Currency fluctuations can increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in United States bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

         We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2006, our internal controls and procedures, and as a consequence, our disclosure controls and procedures were not effective at the reasonable assurance level.

         The ineffectiveness of our disclosure controls and procedures arises principally from the material weaknesses in internal control identified in conjunction with the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Additional internal control processes and controls have been implemented since the identification of these material weaknesses; however, given that some of the weaknesses are with respect to processes that are conducted annually or periodically, it is not possible to adequately test these controls on an interim basis to ensure that the new controls are effective. Accordingly we have not relied on these controls, but have performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

         A brief summary of the material weaknesses identified during the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 is described below. The additional analysis and remediation steps we have implemented in our disclosure controls and procedures also are summarized below.

MATERIAL WEAKNESSES

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

         In conjunction with preparing our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, management reviewed our revenue recognition practices as they relate to the recognition of revenues on certain sale and inventory storage transactions. As a result of this review, management concluded that our controls over the identification and monitoring of assumptions and factors affecting the recording of revenue were not in accordance with generally accepted accounting principles and that our revenue for the quarters ended June 30, 2005 and September 30, 2005 had been misstated. Based upon this conclusion, management with concurrence of our Audit Committee, restated our financial statements as of and for those quarters to reflect the corrections in the application of our revenue recognition policies. We believe this control weakness has been corrected and did not result in a material misstatement of our consolidated financial statements for this interim period.

         In fiscal year 2005 we previously reported the failure to maintain sufficient documentation supporting inventory costs necessary to effectively analyze our inventory for lower-of-cost or market reserves. We believe this control weakness has been corrected and did not result in a material misstatement of our consolidated financial statements.

         In fiscal year 2005 we failed to maintain sufficient documentation supporting our perpetual inventory counts and our year end physical inventories were not effectively controlled, requiring a recount of our inventory balances at year end. We believe we have implemented appropriate procedures to ensure this weakness is remedied; however as of June 30, 2006 we have not tested these procedures. This control deficiency did not result in a material misstatement of our consolidated financial statements.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no significant changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the changes we implemented as discussed above to address the material weaknesses.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On October 12, 2005, a shareholder class action complaint-- Huberman vs Tag-It Pacific, Inc., et al., Case No. CV05-7352 R(Ex)--was filed against the Company and certain of our current and former officers and directors in the United States District Court for the Central District of California alleging claims under Section 10(b) and Section 20 of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The action is brought on behalf of all purchasers of the Company's publicly-traded securities during the period from November 14, 2003 to August 12, 2005. On January 23, 2006 the court heard competing motions for appointment of lead plaintiff/counsel and appointed Seth Huberman as lead plaintiff. The lead plaintiff thereafter filed an amended complaint on March 13, 2006. The amended complaint alleges that the defendants made false and misleading statements about our financial situation and our relationship with certain of its large customers during a purported class period between November 13, 2003 and August 12, 2005. It purports to state claims under Section 10(b)/Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. We filed a motion to dismiss the amended complaint, which motion was denied by the Court on July 17, 2006. Although we believe that we and the other defendants have meritorious defenses to the class action complaint and intend to contest the lawsuit vigorously, an adverse resolution of the lawsuit could have a material adverse affect on our financial position and results of operations. At this early stage of the litigation, we are not able to reasonably predict the outcome of this action or estimate potential losses, if any, related to the lawsuit.

         On April 16, 2004, we filed suit against Pro-Fit Holdings Limited ("Pro-Fit") in the U.S. District Court for the Central District of California - Tag-It Pacific, Inc. v. Pro-Fit Holdings Limited, CV 04-2694 LGB (RCx) - asserting various contractual and tort claims relating to our exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages. It is our position that the agreement with Pro-Fit gives us the exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. On September 17, 2004, Pro-Fit filed an answer denying the material allegations of the complaint and filed counterclaims alleging various contractual and tort claims seeking injunctive relief and damages. We filed a reply denying the material allegations of Pro-Fit's pleading. Pro-Fit has since purported to terminate the exclusive license and intellectual property agreement based on the same alleged breaches of the agreement that are the subject of the parties' existing litigation, as well as on an additional basis. On February 9, 2005, and again on June 16, 2005, we amended our pleadings in the litigation to assert additional breaches by Pro-Fit of its obligations under the agreement and under certain additional letter agreements, and for a declaratory judgment that Pro-Fit's patent No. 5,987,721 is invalid and not infringed by us. Thereafter, Pro-Fit filed an amended answer and counterclaims denying the material allegations of the amended complaint and alleging various contractual and tort claims seeking injunctive relief and damages. Pro-Fit further asserted that we infringed its United States Patent Nos. 5,987,721 and 6,566,285. We filed a reply denying the substantive allegations of the amended counterclaims. At our request, the Court bifurcated the breach of contract issues for trial. The parties have filed summary judgment motions which may dispose of some of the issues in this case prior to trial. On June 5, 2006 the Court denied one of our motions for summary judgment, holding that the issue of whether U.S. Patent No. 6,566,285 relating to curved waistbands, was licensed to us presented a disputed question of material fact which could not be resolved without a trial. No trial date is currently set for trial of any issues. As we derive a significant amount of revenue from the sale of products incorporating the stretch waistband technology, our business, results of operations and financial condition could be materially adversely affected if the dispute with Pro-Fit is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

         We currently have pending a number of other claims, suits and complaints that arise in the ordinary course of its business. We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or, after taking into account the insurance in place, would not have a material affect on our consolidated financial condition if adversely determined against us.

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

         3.1.1 Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock. Incorporated by reference to Exhibit A to the Rights Agreement filed as
                  Exhibit 4.1 to Current Report on Form 8-K filed on November 4, 1998.

         3.1.2 Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-KSB, filed on March 28, 2000.

         3.1.3 Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1.3 to Current Report on Form 8-K filed on August 4, 2006.

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





Dated:   August 14, 2006          TAG-IT PACIFIC, INC.

                                  /S/  LONNIE D. SCHNELL
                                  ----------------------------------------------
                                  By:  Lonnie D. Schnell
                                  Its: Chief Financial Officer