Form 10-Q
period 2006-09-30
TAG IT PACIFIC INC
filed 2006-11-13
CIK 1047881

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

               For the quarterly period ended September 30, 2006.

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

         AT NOVEMBER 13, 2006 THE ISSUER HAD 18,466,433 SHARES OF COMMON STOCK, $.001 PAR VALUE, ISSUED AND OUTSTANDING.

================================================================================

                              TAG-IT PACIFIC, INC.
                               INDEX TO FORM 10-Q



PART I      FINANCIAL INFORMATION                                           PAGE
                                                                            ----

Item 1.     Financial Statements...............................................3

            Consolidated Balance Sheets as of September 30, 2006
            (unaudited) and December 31, 2005 .................................3

            Consolidated Statements of Operations for the Three Months and
            the Nine Months Ended September 30, 2006 and 2005 (unaudited)......4

            Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 2006 and 2005 (unaudited)..........5

            Notes to the Consolidated Financial Statements.....................6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................18

Item 3.     Quantitative and Qualitative Disclosures about Market Risk........35

Item 4.     Controls and Procedures...........................................35


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings.................................................38

Item 1A.    Risk Factors .....................................................39

Item 4.     Submission of Matters to a Vote of Security Holders...............39

Item 6.     Exhibits .........................................................39

                              TAG-IT PACIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                       (unaudited)
                                                       September 30,   December 31,
                                                           2006            2005
                                                       ------------    ------------
                        Assets
Current Assets:
   Cash and cash equivalents .......................   $  3,726,234    $  2,277,397
   Trade accounts receivable, net ..................      5,054,939       5,652,990
   Note receivable .................................      1,344,049         662,369
   Inventories .....................................      3,150,063       5,573,099
   Prepaid expenses and other current assets .......        681,513         618,577
                                                       ------------    ------------
      Total current assets .........................     13,956,798      14,784,432

Property and equipment, net ........................      5,846,119       6,438,096
Fixed assets held for sale .........................        826,904         826,904
Note receivable, less current portion ..............      1,778,781       2,777,631
Due from related parties ...........................        643,774         730,489
Other intangible assets, net .......................      4,172,001       4,255,125
Other assets .......................................        449,396         508,117
                                                       ------------    ------------
Total assets .......................................   $ 27,673,773    $ 30,320,794
                                                       ============    ============

          Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable ................................   $  4,857,098    $  6,719,226
   Accrued legal costs .............................        722,550       2,520,111
   Other accrued expenses ..........................      3,814,618       4,168,552
   Demand notes payable to related parties .........        664,971         664,971
   Current portion of capital lease obligations ....        425,896         590,884
   Current portion of notes payable ................      1,495,196         186,837
                                                       ------------    ------------
      Total current liabilities ....................     11,980,329      14,850,581

Capital lease obligations, less current portion ....        586,807         856,495
Notes payable, less current portion ................      1,112,623       1,261,018
Secured convertible promissory notes ...............     12,464,557      12,440,623
                                                       ------------    ------------
      Total liabilities ............................     26,144,316      29,408,717
                                                       ------------    ------------

Commitments, Contingencies and guarantees - (Note 5)           --              --

Stockholders' equity:
   Preferred stock, Series A $0.001 par value;
      250,000 shares authorized, no shares
      issued or outstanding ........................           --              --
   Common stock, $0.001 par value, 100,000,000
      shares authorized; 18,466,433 shares issued
      and outstanding at September 30, 2006;
      18,241,045 at December 31, 2005 ..............         18,466          18,241
   Additional paid-in capital ......................     51,680,677      51,327,878
   Accumulated deficit .............................    (50,169,686)    (50,434,042)
                                                       ------------    ------------
Total stockholders' equity .........................      1,529,457         910,077
                                                       ------------    ------------
Total liabilities and stockholders' equity .........   $ 27,673,773    $ 30,320,794
                                                       ============    ============

         See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three Months Ended             Nine Months Ended
                                               September 30,                 September 30,
                                       ---------------------------    ---------------------------
                                           2006           2005            2006           2005
                                       ------------   ------------    ------------   ------------
Net sales ..........................   $ 13,366,945   $  9,472,898    $ 38,251,248   $ 38,167,821
Cost of goods sold .................      9,218,539     11,567,128      27,132,880     36,254,108
                                       ------------   ------------    ------------   ------------
   Gross profit ....................      4,148,406     (2,094,230)     11,118,368      1,913,713

Selling expenses ...................        910,996        549,434       2,131,515      1,940,283
General and administrative expenses       2,684,695      4,908,555       8,136,448     19,649,868
Impairment of goodwill .............           --          450,000            --          450,000
Restructuring Costs ................           --        2,278,835            --        2,278,835
                                       ------------   ------------    ------------   ------------
   Total operating expenses ........      3,595,691      8,186,824      10,267,963     24,318,986

Income (loss) from operations ......        552,715    (10,281,054)        850,405    (22,405,273)
Interest expense, net ..............        158,741        264,551         519,692        802.400
                                       ------------   ------------    ------------   ------------
Income (loss) before income taxes ..        393,974    (10,545,605)        330,713    (23,207,673)
Provision (benefit) for income taxes         54,857       (260,731)         66,357      1,202,282
                                       ------------   ------------    ------------   ------------
   Net Income (loss) ...............   $    339,117   $(10,284,874)   $    264,356   $(24,409,955)
                                       ============   ============    ============   ============

Basic income (loss) per share ......   $       0.02   $      (0.56)   $       0.01   $      (1.34)
                                       ============   ============    ============   ============
Diluted income (loss) per share ....   $       0.02   $      (0.56)   $       0.01   $      (1.34)
                                       ============   ============    ============   ============

Weighted average number of common
 shares outstanding:
   Basic ...........................     18,440,927     18,241,045      18,347,509     18,220,731
                                       ============   ============    ============   ============
   Diluted .........................     19,279,648     18,241,045      18,719,531     18,220,731
                                       ============   ============    ============   ============

          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                    ----------------------------
                                                                        2006            2005
                                                                    ------------    ------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
    Net income (loss) ...........................................   $    264,356    $(24,409,952)
Adjustments to reconcile net income (loss) to net
  cash used by operating activities:
   Depreciation and amortization ................................        766,917       1,441,087
   (Decrease) increase in allowance for doubtful accounts .......     (1,046,500)      6,195,691
   Increase in deferred tax asset valuation allowance ...........           --         1,000,000
   (Decrease) increase in inventory valuation reserves ..........     (5,844,532)      3,918,189
   Asset impairment due to restructuring ........................           --         2,036,091
   Impairment of goodwill .......................................           --           450,000
   Disposal of assets ...........................................        255,320            --
   Stock based compensation .....................................        283,024            --
   Changes in operating assets and liabilities:
      Receivables, including related party ......................      1,731,266       6,589,814
      Inventories ...............................................      8,267,568      (4,450,771)
      Prepaid expenses and other current assets .................        (63,273)      1,013,803
      Note Receivable ...........................................        317,170            --
      Other Assets ..............................................         58,721         337,541
      Accounts payable and accrued expenses .....................     (2,087,081)      6,435,797
      Accrued legal costs .......................................       (147,561)        141,003
      Income taxes payable ......................................         66,357        (116,319)
                                                                    ------------    ------------
Net cash provided by operating activities .......................      2,821,752         581,974
                                                                    ------------    ------------

Cash flows from investing activities:
   Acquisition of property and equipment ........................       (325,702)     (1,634,024)
   Proceeds from sale of equipment ..............................          2,500            --
                                                                    ------------    ------------
Net cash used by investing activities ...........................       (323,202)     (1,634,024)
                                                                    ------------    ------------

Cash flows from financing activities:
    Repayment of bank line of credit, net .......................           --          (555,013)
    Proceeds from exercise of stock options and warrants ........           --           254,541
    Payment of capital leases ...................................       (434,676)       (683,876)
    Repayment of notes payable ..................................       (615,037)     (1,531,887)
                                                                    ------------    ------------
Net cash (used) by financing activities .........................     (1,049,713)     (2,516,235)
                                                                    ------------    ------------

Net increase (decrease) in cash .................................      1,448,837      (3,568,285)
Cash at beginning of period .....................................      2,277,397       5,460,662
                                                                    ------------    ------------
Cash at end of period ...........................................   $  3,726,234    $  1,892,377
                                                                    ============    ============

Supplemental disclosures of cash flow information:
   Cash received (paid) during the period for:
      Interest paid .............................................   $   (780,460)   $   (923,839)
      Income taxes refunded (paid) ..............................   $       --      $    (47,720)
      Interest received .........................................   $    264,339    $     29,734
   Non-cash financing activities:
      Capital lease obligation ..................................   $     64,433    $    270,597
      Accounts payable & accrued legal converted to notes payable   $  1,775,000    $       --

         See accompanying notes to consolidated financial statements

                              TAG-IT PACIFIC, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1           PRESENTATION OF INTERIM INFORMATION

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

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced substantial recurring losses from operations on declining revenues and has an accumulated deficit of $50.2 million as of September 30, 2006. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to maintain profitable operations. In response to these matters, during 2005 the Company adopted a restructuring plan designed to better align the Company's organizational and cost structures with its future growth opportunities. In connection with this restructuring, management's operating plan for 2006 includes increased sales, higher margins on certain products, reduced expenses as a percentage of revenues and improved cash flows sufficient to cover the Company's operating needs. There can be no assurance that the Company will be successful in these matters. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2            EARNINGS (LOSS) PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations:


THREE MONTHS ENDED SEPTEMBER 30, 2006:    INCOME (LOSS)      SHARES        PER SHARE
                                          ------------    ------------    ------------
Basic Income per share:
Income available to common stockholders   $    339,117      18,440,927    $       0.02

Effect of Dilutive Securities:
Options ...............................           --           838,721            --
Warrants ..............................           --              --              --
                                          ------------    ------------    ------------
Income available to common stockholders   $    339,117      19,279,648    $       0.02
                                          ============    ============    ============

THREE MONTHS ENDED SEPTEMBER 30, 2005:
Basic loss per share:
Loss available to common stockholders .   $(10,284,874)     18,241,045    $      (0.56)

Effect of Dilutive Securities:
Options ...............................           --              --              --
Warrants ..............................           --              --              --
                                          ------------    ------------    ------------
Loss available to common stockholders .   $(10,284,874)     18,241,045    $      (0.56)
                                          ============    ============    ============

NINE MONTHS ENDED SEPTEMBER 30, 2006:
Basic income per share:
Income available to common stockholders   $    264,356      18,347,509    $       0.01

Effect of Dilutive Securities:
Options ...............................           --           372,022            --
Warrants ..............................           --              --              --
                                          ------------    ------------    ------------
Income available to common stockholders   $    264,356      18,719,531    $       0.01
                                          ============    ============    ============

NINE MONTHS ENDED SEPTEMBER 30, 2005:
Basic loss per share:
Loss available to common stockholders .   $(24,409,955)     18,220,731    $      (1.34)

Effect of Dilutive Securities:
Options ...............................           --              --              --
Warrants ..............................           --              --              --
                                          ------------    ------------    ------------
Loss available to common stockholders
                                          $(24,409,955)     18,220,731    $      (1.34)
                                          ============    ============    ============


        Warrants to purchase 1,243,813 shares of common stock exercisable at between $3.50 and $5.06 per share, options to purchase 4,897,635 shares of common stock exercisable at between $0.37 and $5.23 per share, and convertible debt of $12,500,000 convertible at $3.65 per share, were outstanding for the three months ended September 30, 2006. In connection with the "Share-Based
Payment," ("SFAS 123(R)") calculation (see note 3), 3,435,135 shares and 2,775,135 shares were included in the computation of diluted income per share for the three months and nine months ended September 30, 2006 respectively.

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

NOTE 3            STOCK BASED COMPENSATION

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

        The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company's financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There was no stock-based compensation expense related to employee or director stock options recognized during the three and nine months ended September 30, 2005. Stock-based compensation expense recognized under SFAS 123(R) for employee and directors for the three and nine months ended September 30, 2006 was $117,647 and $283,024, respectively. Basic and diluted income per share for the quarter ended September 30, 2006 would have been $0.02 per share, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted income of $0.02 per share. Basic and diluted income per share for the nine months ended September 30, 2006 would have been $0.01 per share, if the Company had not adopted SFAS 123(R), compared to reported basic and diluted loss of $0.01 per share.

        During the quarter ended September 30, 2006, the Company granted options to acquire 660,000 shares at an exercise price of $.69 per share. During the nine months ended September 30, 2006, the Company granted awards of stock for 225,388 shares at an average market price of $0.45 per share and options to acquire 3,570,523 shares at an average exercise price of $0.47 per share. Awards to acquire 1,625,000 shares were granted to employees outside of the 1997 Plan (see Note 6), and awards of stock and options to acquire 165,253 shares were granted to a consultant. The estimated fair value of all awards granted during the quarter was $43,756, and the estimated fair value of all awards granted during the nine months ended September 30, 2006 was $353,024 of which $70,000 was accrued for as of December 31, 2005. Assumptions used to value options granted to employees during the nine months ended September 30, 2006 were expected volatility of 57% to 64%, expected term of 5.0 years to 6.1 years, risk-free interest rate of approximately 4.8%, and an expected dividend yield of zero. Assumptions used to value options granted to consultants were expected volatility of 65%, expected term of 10 years (contractual life), risk-free interest rate of 4.5%, and expected divided yield of zero.

        Options issued to consultants are being accounted for in accordance with the provisions of Emerging Issues Task Force (EITF) No. 96-18, "Accounting for Equity Instruments That Are Issued to Others Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

        The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based awards granted under the Company's stock option plans for the three months and nine months ended September 30, 2005. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula ("Black-Scholes model") and amortized to expense generally over the options' requisite service periods (vesting periods).

                                                   Three Months     Nine Months
                                                       Ended           Ended
                                                   September 30,   September 30,
                                                       2005            2005
                                                   ------------    ------------
Net loss as reported ...........................   $(10,284,874)   $(24,409,955)
Plus: Stock-based expense recognized in the
   Statement of Operations, net of tax .........           --              --
Less: Stock-based expense determined under
   fair-value based method, net of tax .........        (65,332)       (142,393)
                                                   ------------    ------------
Pro forma net loss .............................   $(10,350,206)   $(24,552,348)
                                                   ============    ============
------------------------------------------------
Net loss per share:
As reported -- basic and diluted ...............   $      (0.56)   $      (1.34)
Pro forma -- basic and diluted .................   $      (0.56)   $      (1.34)
                                                   ============    ============


        SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Statements of Operations. Stock-based compensation expense recognized in the Statements of Operations for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided. As stock-based compensation expense recognized in the Statements of Operations for 2006 is based on awards expected to vest, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and nine months ended September 30, 2006, expected forfeitures are immaterial and as such the Company is recognizing forfeitures as they occur. In the pro-forma information provided under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

        Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, the Company recognized share-based compensation equal to the award's intrinsic value at the time of grant over the requisite service periods using the straight-line method. Forfeitures were recognized as incurred. During the three and nine months ended September, 30, 2005, there was no stock-based compensation expense recognized in the Statements of Operations for awards issued to employees and directors as the awards had no intrinsic value at the time of grant because their exercise prices equaled the fair values of the common stock at the time of grant.

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

NOTE 4            INVENTORIES

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

Inventories consist of the following:          September 30,        December 31,
                                                    2006                 2005
                                                -----------          -----------

Finished goods .......................          $ 4,611,500          $12,879,100
Less reserves ........................            1,461,500            7,306,000
                                                -----------          -----------
Total inventories ....................          $ 3,150,000          $ 5,573,100
                                                ===========          ===========


NOTE 5            COMMITMENTS, CONTINGENCIES AND GUARANTEES

        In May, 2006, the Company received notice from the American Stock Exchange ("AMEX") that it was not in compliance with certain of the continued listing standards as set forth in the AMEX Company Guide due to the failure to comply with Section 1003(a)(i) and Section 1003(a)(ii) of the Company Guide, which effectively required that the Company maintain shareholders' equity of at least $4,000,000. Following the notice from AMEX the Company was afforded the opportunity to submit a "plan of compliance" to AMEX outlining in detail how the Company expected to achieve the minimum equity requirements and to regain compliance. On August 3, 2006 the Company received notification from AMEX that the Company's plan to regain compliance with the minimum shareholders' equity requirements of the AMEX Company Guide had been accepted and the Company has been granted an extension until November 16, 2007 to achieve the AMEX continued listing requirements. During this period the Company will be subject to periodic review by the AMEX Staff and failure to make progress consistent with the plan or to regain compliance with continued listing standards by the end of the extension period could result in being delisted from the American Stock Exchange.

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

         On April 16, 2004, the Company filed suit against Pro-Fit Holdings Limited ("Pro-Fit") in the U.S. District Court for the Central District of California - Tag-It Pacific, Inc. v. Pro-Fit Holdings Limited, CV 04-2694 LGB
(RCx) - asserting various contractual and tort claims relating to the Company's exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages. It is the Company's position that the agreement with Pro-Fit gives the Company the exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. On September 17, 2004, Pro-Fit filed an answer denying the material allegations of the complaint and filed counterclaims alleging various contractual and tort claims seeking injunctive relief and damages. The Company filed a reply denying the material allegations of Pro-Fit's pleading. Pro-Fit has since purported to terminate the exclusive license and intellectual property agreement based on the same alleged breaches of the agreement that are the subject of the parties' existing litigation, as well as on an additional basis. On February 9, 2005, and again on June 16, 2005, the Company amended its pleadings in the litigation to assert additional breaches by Pro-Fit of its obligations under the agreement and under certain additional letter agreements, and for a declaratory judgment that Pro-Fit's patent No. 5,987,721 is invalid and not infringed by the Company. Thereafter, Pro-Fit filed an amended answer and counterclaims denying the material allegations of the amended complaint and alleging various contractual and tort claims seeking injunctive relief and damages. Pro-Fit further asserted that the Company infringed its United States Patent Nos. 5,987,721 and 6,566,285. The Company filed a reply denying the substantive allegations of the amended counterclaims. At the Company's request, the Court bifurcated the breach of contract issues for trial. The parties have filed summary judgment motions which may dispose of some of the issues in this case prior to trial. On June 5, 2006 the Court denied one of the Company's motions for summary judgment, holding that the issue of whether U.S. Patent No. 6,566,285 relating to curved waistbands, was licensed to the Company presented a disputed question of material fact which could not be resolved without a trial. On August 17, 2006 the Court denied the Company's motion for partial summary judgment holding that summary adjudication that the Company did not breach its agreement with Pro-Fit by engaging in certain activities in Columbia was not appropriate. The Court also held that Pro-Fit was not "unwilling or unable" to fulfill orders by refusing to fill orders with goods produced in the United States. The Court did not find that the Company breached its agreement with Pro-Fit and, again, a trial is required to determine issues concerning the Company's activities in Columbia and whether other actions by Pro-Fit constituted an unwillingness or inability to fill orders. Mediation to attempt to resolve this case is scheduled to occur on December 11, 2006. No trial date is currently set for trial of any issues. As the Company derives a significant amount of revenue from the sale of products incorporating the stretch waistband technology, the Company's business, results of operations and financial condition could be materially adversely affected if the dispute with Pro-Fit is not resolved in a manner favorable to the Company. Additionally, the Company has incurred significant legal fees in this litigation, and unless the case is settled will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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

NOTE 6            STOCK OPTIONS AND WARRANTS

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

         As of September 30, 2006, the Company may issue awards to acquire up to a total of 2,501,977 shares of common stock under the 1997 Plan. As of September 30, 2006, there were awards issued and outstanding under the 1997 Plan to acquire a total of 3,272,635 shares of common stock, including options issued to a consultant to acquire 75,000 shares of common stock at $0.57 per share and stock grants of 225,388 shares. During the nine months ended September 30, 2006, the Company issued options outside the plan to acquire 1,625,000 shares of common stock at an average exercise price of $0.46 per share.

         The following table summarizes all options and grants issued to employees and directors including those issued outside the plan.

         The following table summarizes the activity for the periods:

                                                                       Weighted
                                                                        Average
EMPLOYEE AND DIRECTOR                                   Number of      Exercise
                                                          Shares        Price
                                                        ----------    ----------
Options outstanding - January 1, 2005 ...............    1,742,000    $     3.53
     Granted ........................................      425,000    $     3.22
     Exercised ......................................       (1,250)   $     3.63
     Canceled .......................................     (332,750)   $     3.50
                                                        ----------    ----------
Options outstanding - December 31, 2005 .............    1,833,000    $     3.46
     Granted ........................................    3,405,270    $     0.47
     Issued .........................................     (135,135)   $     0.37
     Canceled .......................................     (280,500)   $     3.26
                                                        ----------    ----------
Options outstanding - September 30, 2006 ............    4,822,635    $     1.43
                                                        ==========    ==========


         The Company has also issued certain warrants, stock and options to non-employees. As of September 30, 2006, there were warrants issued to acquire a total of 1,243,813 shares of common stock, a stock grant of 90,253 shares and options to acquire 75,000 shares of common stock outstanding.

         The following table summarizes all stock-based awards (warrants, grants and options) to non- employees:

                                                                      Weighted
                                                                       Average
                                                         Number of    Exercise
NON-EMPLOYEE                                               Shares       Price
-----------------------------------------------------   ----------    ----------

Outstanding - January 1, 2005 .......................    1,377,147    $     4.36
  Granted ...........................................         --            --
                                                        ----------    ----------
Outstanding - December 31, 2005 .....................    1,377,147    $     4.36
  Granted ...........................................      165,253    $     0.57
  Issued ............................................      (90,253)   $     0.57
  Cancelled .........................................     (133,334)   $     4.54
                                                        ----------    ----------

Outstanding - September 30, 2006 ....................    1,318,813    $     4.13

         The weighted average exercise prices, remaining contractual lives and aggregate intrinsic values for employee and director shares and options granted, expected to vest, and exercisable as of December 31, 2005 and September 30, 2006 were as follows:

                                                            Weighted
                                                Weighted     Average
                                                 Average    Remaining
                                    Number of   Exercise   Contractual     Intrinsic
EMPLOYEE AND DIRECTOR                Shares       Price    Life (Years)      Value
---------------------------------   ---------   --------   -----------     ---------
OPTIONS AS OF DECEMBER 31, 2005:
Outstanding......................   1,833,000    $3.46        6.02           $0.00
Vested and Expected to Vest......   1,809,000    $3.44        5.98           $0.00
Exercisable......................   1,788,000    $3.44        5.97           $0.00

OPTIONS AS OF SEPTEMBER 30, 2006:
Outstanding......................   4,822,635    $1.43        8.32        $1,640,430
Vested and Expected to Vest......   4,819,363    $1.43        8.31        $1,638,847
Exercisable......................   1,622,833    $3.31        5.40          $69,750


        The aggregate intrinsic value excludes options that have an exercise price in excess of market price of the common stock as of December 31, 2005 and September 30, 2006, respectively. Awards that are expected to vest take into consideration, estimated forfeitures for awards not yet vested.

        The weighted average exercise prices, remaining contractual lives and aggregate intrinsic values for non-employee warrants, shares and options granted, exercisable, and expected to vest as of December 31, 2005 and September 30, 2006 were as follows:

                                                             Weighted
                                                 Weighted     Average
NON-EMPLOYEE                                      Average    Remaining
WARRANTS & OPTIONS AS OF             Number of   Exercise   Contractual   Intrinsic
DECEMBER 31, 2005:                    Shares      Price     Life (Years)    Value
----------------------------------   ---------   --------   -----------   ---------
Outstanding ......................   1,377,147    $4.36         2.6         $0.00
Vested and Expected to Vest ......   1,377,147    $4.36         2.6         $0.00
Exercisable ......................   1,377,147    $4.36         2.6         $0.00

WARRANTS AS OF SEPTEMBER 30, 2006:
Outstanding ......................   1,318,813    $4.13         2.53       $29,500
Vested and Expected to Vest ......   1,318,813    $4.13         2.53       $29,500
Exercisable ......................   1,293,813    $4.20         2.40       $19,500


        The aggregate intrinsic value excludes warrants and options that have an exercise price in excess of the market price of the common stock as of December 31, 2005 and September 30, 2006, respectively. Awards that are expected to vest take into consideration, estimated forfeitures for awards not yet vested.

        The intrinsic value of options exercised in 2005, 2004, and 2003 were $1,500; $183,000; and $261,000, respectively. The total fair value of awards vested during the years ended December 31, 2005, 2004 and 2003 was $220,000,

$55,000 and $140,000, respectively. The fair value of the awards approximates the values expensed for pro-forma purposes for these periods.

        As of September 30, 2006, there was $695,866 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted, including warrants. This cost is expected to be recognized over the weighted-average period of 2.0 years.

        When options are exercised, the Company's policy is to issue previously registered, unissued shares of common stock. As of September 30, 2006, the Company had 2,501,977 unissued shares of common stock available in its plan. On July 31, 2006, at the annual shareholders meeting an amendment to the 1997 Stock Incentive Plan was adopted to increase the number of authorized shares under the 1997 Plan to a total of 6,000,000 shares. The additional Plan shares authorized on July 31, 2006 of 2,922,500 shares have not yet been registered.

NOTE 7            NEW ACCOUNTING PRONOUNCEMENTS

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

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109", (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial position.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt the provisions of SFAS No. 157 as applicable, beginning in fiscal year 2008. The adoption of this new standard is not expected to have a material impact upon the Company's financial position, results of operations or cash flows.

NOTE 8            GEOGRAPHIC INFORMATION

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

         The Company distributes its products internationally and has reporting requirements based on geographic regions. Long-lived assets are attributed to countries based on the location of the assets and revenues are attributed to countries based on customer delivery locations, as follows:

                               Three Months Ended           Nine Months Ended
                                  September 30,               September 30,
                           -------------------------   -------------------------
Country / Region               2006         2005          2006          2005
------------------------   -----------   -----------   -----------   -----------

United States ..........   $ 1,205,400   $ 1,676,700   $ 3,143,800   $ 4,771,000
Asia ...................     7,206,900     4,092,300    21,940,700    14,427,500
Mexico .................       722,500       824,200     3,302,200     9,487,300
Dominican Republic .....     3,423,400     1,487,300     7,695,500     5,381,700
Other ..................       808,800     1,392,500     2,169,000     3,740,500
                           -----------   -----------   -----------   -----------
                           $13,367,000   $ 9,473,000   $38,251,200   $38,168,000
                           ===========   ===========   ===========   ===========

                                                 September 30,      December 31,
                                                     2006               2005
                                                 -----------         -----------
Long-lived Assets:
     United States .....................         $ 9,754,600         $10,493,900
     Asia ..............................             385,400             226,200
     Mexico ............................               9,600              23,700
     Dominican Republic ................             695,400             776,300
                                                 -----------         -----------

                                                 $10,845,000         $11,520,100
                                                 ===========         ===========

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

         Tag-It Pacific, Inc. designs, sells, manufactures and distributes apparel zippers, specialty waistbands and various apparel trim products to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We sell and market these products under various branded names including Talon, and Tekfit. We operate the business globally under three product groups.

         We plan to increase our global expansion of Talon zippers through the establishment of a network of Talon owned sales, distribution and manufacturing locations, distribution relationships, and joint ventures. The network of these distributors and manufacturing joint ventures in combination with Talon owned and affiliated facilities under the Talon brand is expected to improve our time-to-market by eliminating the typical setup and build-out phase for new manufacturing capacity throughout the world, and by sourcing, finishing and distributing to apparel manufacturers in their local markets.

         During the third quarter of 2005 we restructured our trim business to focus as an outsourced product development, sourcing and sampling department for the most demanding brands and retailers. We believe that trim design differentiation among brands and retailers has become a critical marketing tool for our customers. By assisting our customers in the development, design, sampling and sourcing of trim, we expect to achieve higher margins for our trim products, create long-term relationships with our customers, grow our sales to a particular customer by supplying trim for a larger proportion of their brands, and better differentiate our trim sales and services from those of our competitors. The restructuring (described more fully below) discontinued the supply of trim products in preassembled kits. We will continue to supply trim to customers however we will not provide the trim components in a preassembled kit. We plan to aggressively expand our trim business footprint globally, so we may better serve our apparel factory customers in the field, in addition to our brand and retail customer. We believe we can lead the industry in trim sourcing by having both an intimate relationship with our brand and retail customers, and having a distributed service organization to serve our factory customers (those that manufacture for the apparel brand and retailers) globally.

         Our Tekfit services provide manufacturers with the patented technology, manufacturing know-how and materials required to produce pants incorporating an expandable waistband. These products are currently produced by several manufacturers for one single brand. In October 2006 our exclusive supply contract with this single brand expired. With the expiration of this exclusive contract we now have broader access to other customers and we intend to actively expand this product offering to other brands. Orders have already been placed by a new brand customer in October 2006 as a result of these efforts. However, purchase commitments from the previous single brand are expected to decline significantly through the next two quarters, and orders from new brands are not expected to fully offset these declines in the near term. Consequently we expect sales and earnings contributions from this product line to decline significantly for at least the first half of 2007; though we believe our sales of the product will grow significantly as we market our products to new customers in the coming months.

         Our efforts to expand this product offering to other customers have also been limited by a licensing dispute. As described more fully in this report under Contingencies and Guarantees (see Note 5 to our unaudited consolidated financial statements), we are presently in litigation with Pro-Fit Holdings Limited related to our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit's patented technology.

         The revenues we derive from the sale of products incorporating the stretch waistband technology, represented approximately 21% of our consolidated revenues for the nine months ended September 30, 2006 and 2005, and accordingly the results of operations and financial condition could be materially adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us, or if we are unsuccessful in securing new customers to replace the revenues previously generated by the single brand.

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

         RESULTS OF OPERATIONS

         The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                             --------------------     --------------------
                                               2006        2005         2006        2005
                                             --------    --------     --------    --------
Net sales ................................      100.0%      100.0%       100.0%      100.0%
Cost of goods sold .......................       69.0       122.1         70.9        95.0
                                             --------    --------     --------    --------
Gross profit .............................       31.0       (22.1)        29.1         5.0
Selling expenses .........................        6.2         5.8          5.4         5.1
General and administrative expenses ......       20.7        51.8         21.5        51.5
Impairment of goodwill ...................       --           4.7         --           1.2
Restructuring costs ......................       --          24.1         --           6.0
Interest & Taxes .........................        1.6         0.0          1.5         0.0
                                             --------    --------     --------    --------
Operating (loss) income ..................        2.5%     (108.5)%        0.7%      (58.8)%
                                             --------    --------     --------    --------

         SALES

         For the three months ended September 30, 2006 and 2005, sales by geographic region based on the location of the customer as a percentage of sales:

                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                      SEPTEMBER 30,            SEPTEMBER 30,
                                   --------------------    --------------------
COUNTRY / REGION                     2006        2005        2006        2005
--------------------------------   --------    --------    --------    --------
United States ..................        9.0%       17.7%        8.2%       12.5%
Asia ...........................       53.9%       43.2%       57.4%       37.8%
Mexico .........................        5.4%        8.7%        8.6%       25.8%
Dominican Republic .............       25.6%       15.7%       20.1%       14.1%
Other ..........................        6.1%       14.7%        5.7%        9.8%
                                   --------    --------    --------    --------
                                      100.0%      100.0%      100.0%      100.0%
                                   ========    ========    ========    ========

         Sales for the three months ended September 30, 2006 were $13.4 million or $3.9 million (41%) more than sales for the three months ended September 30, 2005. Sales for the nine months ended September 30, 2006 were $38.3 million or $.1 million (.2%) greater than sales for the same period in 2005. The increase in sales for the three months ended September 30, 2006 as compared to the same period in 2005 reflects double-digit revenue growth in all of our product categories. Sales in the three months ended September 30, 2005 were negatively impacted by the business restructuring that began in the third quarter of 2005, and also included sales of $1.4 million of thread products, whereas only liquidation sales of these products existed in 2006. Thread product sales for the three months ended September 30, 2006 and 2005 were not significant. Thread products represented lower margin sales, and the discontinuance of this product offering coincided with our discontinuance of selling preassembled trim kits and allows us to focus more on other market opportunities such as zippers and trim that we believe add more value.

         Sales for the three months and nine months ended September 30, 2006 as compared to the same periods in 2005 also increased despite lower sales of trim products to our customers in Mexico and the shift of both the U.S. and Mexico production from these areas to Asia and other worldwide markets. Sales within the Asian markets for the three and nine months ended September 30, 2006 increased $3.1 million and $7.5 million, respectively over the same periods in 2005. Sales within the U.S. and Mexico for the three and nine months ended September 30, 2006 declined $.6 million and $7.8 million, respectively, compared with the same periods in 2005. The net decrease is primarily the result of the shift of apparel production from Latin America to Asia and other worldwide markets that began in 2004, and the resulting decrease in sales to our customers in Mexico of trim products. The Company responded to this shift with our growth and expansion activities in the Asian markets and with the restructuring plans implemented in 2005 closing the Mexican assembly and U.S. manufacturing facilities.

         COST OF SALES

         Cost of sales for the three months ended September 30, 2006 was $9.2 million or $2.3 million (20%) less than cost of sales for the same period in 2005, and Cost of sales for the nine months ended September 30, 2006 was $27.1 million or $9.1 million (25%) less than cost of sales for the same period in 2005. The reduction in cost of sales for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 was attributable to costs associated with sales volume changes, improved product margins resulting from our focus on higher margin sales, reduced distribution charges since more products are now sourced and delivered within the same marketplace, reduced manufacturing and assembly overhead costs as these operations were closed in the third quarter of 2005, and lower provisions for obsolescence as inventory levels have been reduced and turns accelerated. A brief recap of the change in sales, cost of sales and gross margin for the three and nine months ended September 30, 2006 as compared with the same periods in 2005 is as follows:

                                                         (Amounts in thousands)

                                               THREE MONTHS                   NINE MONTHS
                                         -------------------------     ------------------------
                                           AMOUNT          %(1)          AMOUNT          %(1)
                                         ----------     ----------     ----------     ----------
Sales increase .......................   $    3,894           41.1%    $       83            0.2%

COST OF SALES (INCREASE) DECREASE:
Cost of change in sales volumes ......       (1,569)         (13.6)           (33)          (0.1)
Improved margin on sales .............          374            3.2          2,165            6.0
Reduced freight and duty costs .......          394            3.4          1,693            4.7
Lower manufacturing & assembly costs .          106            0.9            777            2.1
Reduced obsolescence .................          (28)          (0.2)         1,113            3.1
Restructuring costs ..................        3,447           29.8          3,447            9.5
Other cost of sales ..................         (376)          (3.3)           (41)          (0.1)
                                         ----------     ----------     ----------     ----------
                                              2,348           20.2%         9,121           25.2%
                                         ----------                    ----------     ----------
        GROSS MARGIN INCREASE ........   $    6,242                    $    9,204
                                         ==========                    ==========

(1) Represents the percentage change in the 2006 period, as compared to the same period in 2005.

         SELLING EXPENSES

         Selling expenses for the three months ended September 30, 2006 were $0.9 million (6.8% of sales) as compared to $0.5 million (5.8% of sales) for the same period in 2005. The increase in selling expense for the quarter is principally due to higher marketing and promotion costs of $283,000 and increased commissions of $95,000 partially offset by lower travel expenses and employee costs.

         Selling expenses for the nine months ended September 30, 2006 were $2.1 million (4.9% of sales) as compared to $1.9 million (5.1% of sales) for the same period in 2005. The increase in selling expense for the period is due to higher marketing and promotion costs of $232,000 and increased commissions of $266,000 resulting from a compensation program implemented in 2006, offset by lower employee and related costs in the U.S. and Mexico associated with the restructuring plan adopted in 2005 of $86,000 and the reduction of travel related expenses of $221,000.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the three months ended September 30, 2006 were $2.7 million or $4.9 million (65%) less than for the same period in 2005. General and administrative expenses for the nine months ended September 30, 2006 were $8.1 million or $14.2 million (64%) less than for the same period in 2005. General and administrative expense for the three and nine months ended September 30, 2005 included $2.3 million in restructuring costs and $450,000 from the impairment of goodwill not included in 2006.

         Additional changes in general and administrative expense for the three months ended September 30, 2006 as compared to the same period in 2005 includes approximately: $117,000 in stock based compensation not included in 2005; lower legal and professional fees by $1.3 million; lower employee costs by $300,000 resulting from staff reductions; lower bad debt expense by $250,000 due to fewer provisions and to recoveries of $135,000; and other lower operating costs associated with travel, facilities, supplies, insurance, and other miscellaneous costs of approximately $400,000.

         For the nine month period ended September 30, 2006 as compared to the same period of 2005, the general and administrative costs declined from the prior year by $11.5 million in addition to the reduction from the restructuring costs and goodwill impairment charges. This reduction was principally the result of $6.6 million in provisions for bad debts recorded in 2005 as compared to $530,000 in bad debt recoveries in 2006; a $1.7 million decrease in employee related costs associated with employee reductions in the U.S., Mexico and Hong Kong that we implemented with our restructuring plan in 2005; lower legal and professional fees by $1.3 million; reduced travel costs of $520,000; and overall reductions in the costs of facilities, supplies, insurance and other miscellaneous costs of approximately $800,000; partially offset by $283,000 in non-cash compensation costs recorded with the adoption of FAS 123(R).

         Effective January 1, 2006, we adopted FAS 123(R) which requires the company to recognize a non-cash expense associated with options and warrants issued to employees, directors and consultants. For the three and nine months ended September 30, 2006 we incurred $117,000 and $283,000, respectively of costs associated with the implementation of this accounting requirement. The majority of the recognized cost is associated with the option grants issued to the executive management team in the first quarter of 2006.

         INTEREST EXPENSE

         Interest expense decreased by approximately $106,000 to $159,000 for the three months ended September 30, 2006, as compared to the same period in 2005. Interest expense decreased by approximately $283,000 to $520,000 for the nine months ended September 30, 2006, as compared to the same period in 2005. The change for both the three and nine month period from 2005 is due primarily to lower borrowings under a bank line of credit and certain notes.

         INCOME TAXES

         Income tax expense for the three and nine months ended September 30, 2006 was $55,000 and $66,000, respectively associated with foreign income taxes from earnings within our Asian facilities. Due to prior operating losses incurred within the year no benefit for domestic income taxes has been recorded since there is not sufficient evidence to determine that we will be able to utilize our net operating loss carry forwards to offset future taxable income.

         Income tax expense for the three and nine months ended September 30 2005 was $0.3 million income tax benefit and $1.2 million income tax expense respectfully. Income taxes for 2005 included an increase of $1.0 million in the deferred tax asset valuation allowance, and a provision for earned income within our foreign subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes selected financial data at:

                                                SEPTEMBER 30,       DECEMBER 31,
                                                     2006                2005
                                                 -----------         -----------
Cash and cash equivalents ..............         $ 3,726,200         $ 2,277,400
Total assets ...........................         $27,673,800         $30,320,800
Current debt ...........................         $11,980,300         $14,850,600
Non-current debt .......................         $14,164,000         $14,558,100
Stockholders' equity ...................         $ 1,529,500         $   912,100

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents for the nine months ended September 30, 2006 increased $1,449,000 from December 31, 2005 principally arising from cash generated by operating activities, net of payments on notes payable and capital leases.

         Cash provided by operating activities is our only recurring source of funds, and was approximately $2.8 million for the nine months ended September 30, 2006. The cash provided by operating activities during the nine months resulted principally from:

Net earnings before non-cash expenses .....................         $ 1,570,000
Payments received from Notes Receivable ...................             317,000
Inventory reductions, net of reserves .....................           2,423,000
Receivable reductions, net of reserves ....................             685,000
Reduction of accounts payable .............................          (2,087,000)
Other .....................................................             (86,000)
                                                                    -----------
                                                                    $ 2,822,000

         During the nine months ended September 30, 2006 a net decrease in inventory of $2.4 million resulted from the elimination of $8.3 million in inventory, net of reserves established against these products of $5.9 million. Estimated days of sales included in inventory at September 30, 2006 were approximately 46 days supply as compared to approximately 149 days at December 31, 2005. Accounts receivable for the period declined by $1.7 million as a result of approximately $0.6 million of reserved accounts written-off, and improved overall collections. The estimated DSO (day's sales outstanding) of Accounts Receivable at September 30, 2006 was 36 days, improved from 52 days at December 31, 2005. Accounts receivable reserve reductions include $0.6 million applied against the accounts written-off, and $0.5 million associated with the collection of accounts reserved in prior years as a bad debt.

         Net cash used in investing activities for the nine months ended September 30, 2006 was $323,000 as compared to $1.6 million for the nine months ended September 30, 2005. The cash used in investing activities in 2006 represents capital expenditures for leasehold improvements in China. In 2005 the cash used for investing activities consisted primarily of capital expenditures for zipper equipment and leasehold improvements for the manufacturing facility in North Carolina.

         Net  cash  used in  financing  activities  for the  nine  months  ended
September 30, 2006 was approximately $1,050,000 and primarily reflects the repayment of borrowings under capital leases and notes payable. For the nine months ended September 30, 2005 the cash used by financing activities was $2.5 million and represented the repayment of notes payable, a bank line of credit and capital leases, partially offset by funds raised from the exercise of stock options and warrants.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at September 30, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                         PAYMENTS DUE BY PERIOD
                                  -------------------------------------------------------------------
                                                 LESS THAN      1 TO 3        4 TO 5         AFTER
CONTRACTUAL OBLIGATIONS              TOTAL        1 YEAR         YEARS         YEARS        5 YEARS
-------------------------------   -----------   -----------   -----------   -----------   -----------
Demand notes payable to related
    parties (1)................   $   665,000   $   665,000   $         0   $         0   $         0
Capital lease obligations .....   $ 1,012,700   $   425,900   $   586,800   $         0   $         0
Operating leases ..............   $ 1,647,500   $   565,000   $ 1,082,500   $         0   $         0
Notes payable .................   $ 2,607,800   $ 1,495,200   $   495,400   $   617,200   $         0
Convertible notes payable .....   $12,464,600   $         0   $12,464,600   $         0   $         0

(1) The majority of notes payable to related parties are due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment, and include accrued interest payable through September 30, 2006.

         At September 30, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

         Prior to 2005 the company operated an apparel trim supply agreement with Tarrant Apparel Group. Two of Tarrant's executive officers and significant shareholders are also significant shareholders of our company. The supply agreement was terminated in December 2004; however we continue to conduct business with Tarrant Apparel Group on a limited basis. Sales to Tarrant or its affiliates for the nine months ended September 30, 2005 were $165,000.

         As of September 30, 2006 accounts receivable included $1,500 due from Tarrant. At September 30, 2005 accounts receivable, related party included $1.4 million due from Tarrant's affiliate, United Apparel Ventures. United Apparel Ventures paid this balance over a nine-month period and it was fully paid as of December 31, 2005.

         As of September 30, 2006 and December 31, 2005, we had outstanding related-party notes payable of $665,000, at interest rates ranging from 0% to 11%. The majority of related-party debt is due on demand, with the remainder due and payable within 15 days of demand. Accrued interest associated with these notes is included in other accrued liabilities.

         As of September 30, 2006 and December 31, 2005, we had receivables due from related parties of $644,000 and $730,000, respectively. The receivables consist of unsecured notes, advances and accrued interest receivable from a former officer and stockholder of the Company who is related to or affiliated with a director of the Company. The notes and advances bear interest at 0%, 8.5% and prime and, together with accrued interest, are due on demand.

         Consulting fees paid to The Link Trading, a company owned by a member of our Board of Directors, amounted to $36,000 and $108,000 for the three and nine months ended September 30, 2006. Consulting fees paid to Diversified Investments, a company owned by a member of our Board of Directors, amounted to $37,500 and $112,500 for the three and nine months ended September 30, 2006, respectively.

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

         In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109", (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial position.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt the provisions of SFAS No. 157 as applicable, beginning in fiscal year 2008. The adoption of this new standard is not expected to have a material impact upon the Company's financial position, results of operations or cash flows.

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

         Due to these factors, it is possible that in some quarters our operating results may be below our stockholders' expectations and those of public market analysts. If this occurs, the price of our common stock could be adversely affected. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. In October 2005, a securities class action lawsuit was filed against us. See footnote 5, Commitments, Contingencies and Guarantees for a detailed description of this lawsuit.

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

         OUR BUSINESS MODEL IS DEPENDENT ON INTEGRATION OF INFORMATION SYSTEMS ON A GLOBAL BASIS AND, TO THE EXTENT THAT WE FAIL TO MAINTAIN AND SUPPORT OUR
INFORMATION SYSTEMS, IT CAN RESULT IN LOST REVENUES. We must consolidate and centralize the management information from our subsidiaries and significantly expand and improve our financial and operating controls. Additionally, we must effectively integrate the information systems of our worldwide operations with the information systems of our corporate offices in California. Our failure to do so could result in lost revenues, delayed financial reporting or adverse effects on the information reported.

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

         IF WE EXPERIENCE DISRUPTIONS AT ANY OF OUR FOREIGN FACILITIES, WE WILL NOT BE ABLE TO MEET OUR OBLIGATIONS AND MAY LOSE SALES AND CUSTOMERS. Currently, we do not operate duplicate facilities in different geographic areas. Therefore, in the event of a regional disruption where we maintain one or more of our facilities, it is unlikely that we could shift our operations to a different geographic region and we may have to cease or curtail our operations. This may cause us to lose sales and customers. The types of disruptions that may occur include:

         o        Foreign trade disruptions;

         o        Import restrictions;

         o        Labor disruptions;

         o        Embargoes;

         o        Government intervention;

         o        Natural disasters; or

         o        Regional pandemics.

         INTERNET-BASED SYSTEMS THAT HOST OUR MANAGED TRIM SOLUTION MAY EXPERIENCE DISRUPTIONS AND AS A RESULT WE MAY LOSE REVENUES AND CUSTOMERS. Our Managed Trim Solution is designed as an Internet-based business-to-business e-commerce system. To the extent that we fail to adequately update and maintain the hardware and software of the system, our customers orders may be delayed or interrupted due to defects in our hardware or our source code. In addition, since our software is Internet-based, interruptions in Internet service generally can negatively impact our ability to use the Managed Trim Solution to monitor and manage various aspects of our customer's trim needs. Such defects or interruptions could result in lost revenues and lost customers.

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

         INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS. As of September 30, 2006, our officers and directors and their affiliates beneficially owned approximately 20% of the outstanding shares of our common stock. The Dyne family, which includes Mark Dyne, Colin Dyne, and Jonathan Burstein, who are also our directors; Larry Dyne and the estate of Harold Dyne; beneficially owned approximately 15% of the outstanding shares of our common stock at September 30, 2006. As a result, our officers and directors and the Dyne family are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         All of our sales are denominated in United States dollars or the currency of the country in which our products originate. We are exposed to market risk for fluctuations in the foreign currency exchange rates for certain product purchases that are denominated in British Pounds and Chinese Yuan. There were no hedging contracts outstanding as of September 30, 2006. Currency fluctuations can increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in United States bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

         We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2006, our internal controls and procedures, and as a consequence, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

         In conjunction with preparing our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, management reviewed our revenue recognition practices as they relate to the recognition of revenues on certain sale and inventory storage transactions. As a result of this review, management concluded that our controls over the identification and monitoring of assumptions and factors affecting the recording of revenue were not in accordance with generally accepted accounting principles and that our revenue for the quarters ended June 30, 2005 and September 30, 2005 had been misstated. Based upon this conclusion, management with concurrence of our Audit Committee restated our financial statements as of and for those quarters to reflect the corrections in the application of our revenue recognition policies. We believe the control weakness identified in 2005 has been corrected and did not result in a material misstatement of our consolidated financial statements for the current interim period or the first nine months of 2006.

         In fiscal year 2005 we previously reported the failure to maintain sufficient documentation supporting inventory costs necessary to effectively analyze our inventory for lower-of-cost or market reserves. We believe this control weakness has been corrected and did not result in a material misstatement of our consolidated financial statements.

         In fiscal year 2005 we failed to maintain sufficient documentation supporting our perpetual inventory counts and our year end physical inventories were not effectively controlled, requiring a recount of our inventory balances at year end. We believe we have implemented appropriate procedures to ensure this weakness is remedied; however as of September 30, 2006 we have not tested these procedures. This control deficiency did not result in a material misstatement of our consolidated financial statements.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no significant changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the changes we implemented as discussed above to address the material weaknesses.

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

         On April 16, 2004, the Company filed suit against Pro-Fit Holdings Limited ("Pro-Fit") in the U.S. District Court for the Central District of California - Tag-It Pacific, Inc. v. Pro-Fit Holdings Limited, CV 04-2694 LGB
(RCx) - asserting various contractual and tort claims relating to the Company's exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages. It is the Company's position that the agreement with Pro-Fit gives the Company the exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. On September 17, 2004, Pro-Fit filed an answer denying the material allegations of the complaint and filed counterclaims alleging various contractual and tort claims seeking injunctive relief and damages. The Company filed a reply denying the material allegations of Pro-Fit's pleading. Pro-Fit has since purported to terminate the exclusive license and intellectual property agreement based on the same alleged breaches of the agreement that are the subject of the parties' existing litigation, as well as on an additional basis. On February 9, 2005, and again on June 16, 2005, the Company amended its pleadings in the litigation to assert additional breaches by Pro-Fit of its obligations under the agreement and under certain additional letter agreements, and for a declaratory judgment that Pro-Fit's patent No. 5,987,721 is invalid and not infringed by the Company. Thereafter, Pro-Fit filed an amended answer and counterclaims denying the material allegations of the amended complaint and alleging various contractual and tort claims seeking injunctive relief and damages. Pro-Fit further asserted that the Company infringed its United States Patent Nos. 5,987,721 and 6,566,285. The Company filed a reply denying the substantive allegations of the amended counterclaims. At the Company's request, the Court bifurcated the breach of contract issues for trial. The parties have filed summary judgment motions which may dispose of some of the issues in this case prior to trial. On June 5, 2006 the Court denied one of the Company's motions for summary judgment, holding that the issue of whether U.S. Patent No. 6,566,285 relating to curved waistbands, was licensed to the Company presented a disputed question of material fact which could not be resolved without a trial. On August 17, 2006 the Court denied the Company's motion for partial summary judgment holding that summary adjudication that the Company did not breach its agreement with Pro-Fit by engaging in certain activities in Columbia was not appropriate. The Court also held that Pro-Fit was not "unwilling or unable" to fulfill orders by refusing to fill orders with goods produced in the United States. The Court did not find that the Company breached its agreement with Pro-

Fit and, again, a trial is required to determine issues concerning the Company's activities in Columbia and whether other actions by Pro-Fit constituted an unwillingness or inability to fill orders. Mediation to attempt to resolve this case is scheduled to occur on December 11, 2006. No trial date is currently set for trial of any issues. As the Company derives a significant amount of revenue from the sale of products incorporating the stretch waistband technology, the Company's business, results of operations and financial condition could be materially adversely affected if the dispute with Pro-Fit is not resolved in a manner favorable to the Company. Additionally, the Company has incurred significant legal fees in this litigation, and unless the case is settled will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         For information regarding our Annual Meeting of Stockholders, held on July 31, 2006, see Item 8.01 of our Current Report on Form 8-K filed on August 4, 2006, which is incorporated herein by reference.

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

         10.7     Amended and Restated 1997 Stock Incentive Plan. *

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

         * Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 13, 2006                      TAG-IT PACIFIC, INC.

                                                /s/ Lonnie D. Schnell
                                                --------------------------------
                                                By:      Lonnie D. Schnell
                                                Its:     Chief Financial Officer