Form 10-K
period 2006-12-31
TAG IT PACIFIC INC
filed 2007-04-13
CIK 1047881

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

                                 (818) 444-4100
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of Each Exchange On Which Registered
-----------------------------          -----------------------------------------
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

                Large accelerated filer [_] Accelerated filer [_]
                Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

At June 30, 2006 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $12,147,000. At April 10, 2007 the issuer had 18,466,433 shares of Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's proxy statement with respect to its 2007 annual meeting of stockholders are incorporated by reference into Part III of this report.

================================================================================

                              TAG-IT PACIFIC, INC.
                               INDEX TO FORM 10-K


PART I                                                                                           PAGE
Item 1.       Business......................................................................       2
Item 1A.      Risk Factors .................................................................       9
Item 1B.      Unresolved Staff Comments ....................................................      14
Item 2.       Properties....................................................................      15
Item 3.       Legal Proceedings.............................................................      15
Item 4.       Submission of Matters to a Vote of Security Holders...........................      16

PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters
                 and Issuer Purchases of Equity Securities..................................      17
Item 6.       Selected Financial Data.......................................................      19
Item 7.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................................      20
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk ...................      31
Item 8.         Financial Statements and Supplementary Data.................................      33
Item 9.       Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure........................................      68
Item 9A.      Controls and Procedures.......................................................      68
Item 9B.      Other Information.............................................................      68

PART III

Item 10.      Directors, Executive Officers and Corporate Governance........................      69
Item 11.      Executive Compensation........................................................      69
Item 12.      Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters.................................      69
Item 13.      Certain Relationships and Related Transactions and Director Independence......      69
Item 14.      Principal Accounting Fees and Services........................................      69

PART IV

Item 15.      Exhibits and Financial Statement Schedules....................................      69

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


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Tag-It Pacific, Inc. is an apparel company that specializes in the manufacturing and distribution of a full range of apparel accessories including zippers and trim items to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We manufacture and distribute zippers under our TALON(R) brand name to manufacturers for apparel brands and retailers such as Levi Strauss & Co., Abercrombie & Fitch, Wal-Mart, Kohl's, The Gap and JC Penney, among others. We also provide full service outsourced trim design, sourcing and management services and supply specified trim items for manufacturers of fashion apparel such as Abercrombie & Fitch, Victoria's Secret, American Eagle, Motherhood, Express, Polo Ralph Lauren and others. Under our TEKFIT(R) brand, we develop and sell apparel components that utilize a patented technology, including a stretch waistband.

         We were incorporated in the State of Delaware in 1997. We were formed to serve as the parent holding company of Tag-It, Inc., a California corporation, Tag-It Printing & Packaging Ltd., which changed its name in 1999 to Tag-It Pacific (HK) LTD, a BVI corporation, Tagit de Mexico, S.A. de C.V., A.G.S. Stationery, Inc., a California corporation, and Pacific Trim & Belt, Inc., a California corporation. All of these companies were consolidated under a parent limited liability company in October 1997. These companies became our wholly owned subsidiaries immediately prior to the effective date of our initial public offering in January 1998. In 2000, we formed two wholly owned subsidiaries of Tag-It Pacific, Inc: Tag-It Pacific Limited, a Hong Kong corporation, and Talon International, Inc., a Delaware corporation. During 2006 we formed two wholly owned subsidiaries of Tag-It Pacific, Inc.; Talon Zipper (Shenzhen) Company Ltd. in China, and Talon International Pvt. Ltd., in India. Our Web site is WWW.TAGITPACIFIC.COM. Our Web site address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document.

BUSINESS SUMMARY

         We operate our business within three product groups, Talon, Trim, and Tekfit. In our Talon group, we design, engineer, test and distribute zippers under our TALON trademark and trade names to apparel brands and manufacturers. TALON enjoys brand recognition in the apparel industry worldwide. TALON is a 100-year-old brand, which is well known for quality and product innovation, and was the original pioneer of the formed wire metal zipper for the jeans industry and is a specified zipper brand for manufacturers in the sportswear and outerwear markets worldwide. We provide a line of high quality zippers, including a specialty zipper for kids clothing, for distribution to apparel manufacturers in Asia, Mexico and Central America and have sales and marketing teams in all of these areas. We have also developed, and are now implementing, joint manufacturing arrangements in various geographic international local markets to finish and sell zippers under the TALON brand name. Our contractors work with, purchase or install equipment locally for dying and producing finished zippers. We expect this program to significantly improve the speed at which we serve the market and to expand the geographic footprint of our TALON products. The TALON zipper is promoted both within our trim packages, as well as a stand-alone product line.

         In our Trim products group, we act as a fully integrated single-source supplier, designer and sourcing agent of a full range of trim items for manufacturers of fashion apparel. Our business focuses on servicing all of the trim requirements of our customers at the manufacturing and retail brand level of the fashion apparel industry. Trim items include labels, buttons, rivets, printed marketing material, polybasic, packing cartons, and hangers. Trim items comprise a relatively small part of the cost of most apparel products but comprise the vast majority of components necessary to fabricate a typical apparel product. We offer customers a one-stop outsourced service for all trim related matters. Our teams work with the apparel designers, and function as an extension of their staff.

         If our customer is creating a new pair of cargo pants for their fall collection, our Trim products group will collaborate with them on their design vision, then present examples of their vision in graphic form for all apparel accessory components. We will design the buttons, snaps, hang tags, labels, zippers, zipper pullers and other items. Once our customer selects the designs they like, our sourcing and production teams coordinate with our proprietary database of manufacturers worldwide to ensure the best manufacturing solution for the items being produced. The proper manufacturing and sourcing solution is a critical part of our service. Knowing the best facility or supplier to ensure timely production, the proper paper finishes, distressing or other types of material needs or manufacturing techniques to be used is critical. Because we perform this function for many different global projects and apparel brands, we have a depth and breadth of knowledge in the manufacturing and sourcing that our customers cannot achieve, and therefore offer a significant value to our customers. In addition, because we are consistently innovating new items, manufacturing techniques and finishes, we bring many new, fresh and unique ideas to our customers. Once we identify the appropriate supply source, we create production samples of all of our designs and products, and review the samples with our customers so they can make a final decision while looking at the actual items that will be used on the garments. When the customer selects the appropriate items, we are identified as the sole-source trim supplier for the project, and our customer's factories are then required to purchase the trim products from us. Throughout the garment manufacturing process, we consistently monitor the timing and accuracy of the production items to ensure the production items exactly match all samples when delivered to our customer's apparel factories.

         We also serve as a specified supplier in our zipper and trim products for a variety of major retail brand and private-label oriented companies. A specified supplier is a supplier that has been approved for its quality and service by a major retail brand or private-label company. Apparel contractors manufacturing for the retail brand or private-label company must purchase their zipper and trim requirements from a supplier that has been specified. We seek to expand our services as a supplier of select items for such customers, to being a preferred or single-source provider of the entire brand customer's authorized trim and zipper requirements. Our ability to offer a full range of trim and zipper products is attractive to brand name and private-label oriented customers because it enables the customer to address their quality and supply needs for all of their trim requirements from a single source, avoiding the time and expense necessary to monitor quality and supply from multiple vendors and manufacturer sources. Becoming a specified supplier to brand customers gives us an advantage to become the preferred or sole vendor of trim and zipper items for all apparel manufacturers contracted for production for that brand name.

         Our teams of sales employees, representatives, program managers, creative design personnel and global production and distribution coordinators at our facilities located in the United States, China, India and the Caribbean enable us to take advantage of and address the increasingly complicated requirements of the large and expanding demand for complete apparel accessory solutions. We plan to continue to expand operations in Asia, Europe, Central and South America and the Caribbean to take advantage of the large apparel manufacturing markets in these regions.

PRODUCTS

         TALON ZIPPERS - We offer a full line of metal and synthetic zippers bearing the TALON brand name. TALON(R) zippers are used primarily by manufacturers in the apparel industry and are distributed through our distribution facilities in the United States, India and China and through our agents, distributors and affiliates in other international markets.

         We plan to expand our distribution of TALON zippers through the establishment of a network of TALON owned sales, distribution and manufacturing locations, distribution relationships and joint ventures. The network of these distributors and manufacturing joint ventures, in combination with TALON owned and affiliated facilities under the TALON brand, is expected to improve our time-to-market by eliminating the typical setup and build-out phase for new manufacturing capacity throughout the world, and by sourcing, finishing and distributing to apparel manufacturers in their local markets. The branded apparel zipper market is dominated by one company and we are positioning TALON to be a viable global alternative to this competitor and capture an increased market share position. We plan to leverage the brand awareness of the TALON name by branding other products in our line with the TALON name.

         TRIM - We consider our high level of customer service as a fully integrated single-source supplier essential to our success. We combine our high level of customer service within our TRIM solutions with a history of design and manufacturing expertise to offer our customers a complete trim solution product. We believe this full-service product gives us a competitive edge over companies that only offer selected trim components because our full service solutions saves our customers substantial time in ordering, designing, sampling and managing trim orders from several different suppliers. Our proprietary tracking and order management systems allow us to seamlessly supply trim solutions and products to apparel brands, retailers and manufacturers around the world.

         We produce customized woven, leather, synthetic, embroidered and novelty labels and tapes, which can be printed on or woven into a wide range of fabrics and other materials using various types of high-speed equipment. As an additional service, we may provide our customers the machinery used to attach the buttons, rivets and snaps we distribute.

         In  2005  we  marketed  and  supplied   complete  trim  packages  on  a
per-garment basis which we assembled on behalf of our customers. Each trim package included all items of trim that a customer needed in the manufacture of a particular item of apparel, including thread, zippers, labels, buttons, rivets, polybags, packing cartons and hangers. We also included printed marketing materials such as hang tags, bar-coded hang tags, pocket flashers, waistband tickets and size stickers that were attached to products to identify and promote the products, permit automated data collection, provide brand identification and communicate consumer information such as a product's retail price, size, fabric content and care instructions. We continue to sell the trim package components separately, but phased-out the offering as a complete kit in late 2005 as our cost of labor for the assembly was no longer competitive, and the market was not willing to pay the premium for pre-assembly of the trim material. In 2005 we also decided to discontinue offering thread as a portion of our trim products and we negotiated an agreement with our supplier for the return of substantially all of the company's thread products. We instead, are sharpening our focus on the market opportunity in which we add the most value, our full-service Trim solutions.

         TEKFIT - We distribute a proprietary stretch waistband under our Exclusive License and Intellectual Property Rights agreement with Pro-Fit Holdings, Limited. The agreement gives us the exclusive rights to sell or sublicense stretch waistbands manufactured under the patented technology developed by Pro-Fit for garments manufactured anywhere in the world for sale in the U.S. market and for all U.S. brands for the life of the patent. We offer apparel manufacturers advanced, patented fabric technologies to utilize in their garments under the TEKFIT name. This technology allows fabrics to be altered through the addition of stretch characteristics resulting in greatly improved fit and comfort. This technology allows pant manufacturers to build-in a stretch factor into standard waistbands that does not alter the appearance of the garment, but will allow the waist to stretch out and back by as much as two waist sizes. Previously, we supplied Levi Strauss & Co. with TEKFIT waistbands for their Dockers(R) programs, under an exclusive supply agreement. In October 2006 our exclusive contract with this brand expired. With the expiration of this contract we now have broader access to other customers and we intend to actively expand this product offering to other brands. Orders have already been placed by a new brand and deliveries are scheduled early in 2007. However, sales of this product to Levi are expected to end during the first quarter of 2007 and to be significantly lower than in the previous year, and orders from new brands are not expected to fully offset these declines for at least the next two quarters, if at all. Consequently, we expect sales and earnings contributions from this product line to decline significantly for at least the first half of 2007.

         Our efforts to expand this product offering to other customers have also been limited by a licensing dispute. As described more fully in Item 3 "Legal Proceedings" we are presently in litigation with Pro-Fit related to our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit's patented technology.

         The revenues we derive from the sale of products incorporating the stretch waistband technology represented approximately 19% of our consolidated revenues for the years ended December 31, 2006 and 2005, and 25% for the year ended December 31, 2004. Accordingly, the results of operations and financial condition could be materially adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us, or if we are unsuccessful in securing new customers to replace the revenues previously generated by our exclusive sales of this product to Levi.

DESIGN AND DEVELOPMENT

         Our in-house creative team produces products with innovative technology and designs that we believe distinguish our products from those of our competitors. We support our skills and expertise in material procurement and product-manufacturing coordination with product technology and designs intended to meet fashion demands, as well as functional and cost parameters. We recently introduced the Talon KidZip which is a specialty zipper for children's apparel engineered to surpass industry established strength and safety tests, while maintaining the fashion image and requirements of today's apparel demands.

         Many specialty design companies with which we compete have limited engineering, sourcing or manufacturing experience. These companies create products or designs that often cannot be implemented due to difficulties in the manufacturing process, the expenses of required materials, or a lack of functionality in the resulting product. We design products to function within the limitations imposed by the applicable manufacturing framework. Using our manufacturing and sourcing experience, we ensure delivery of quality products and we minimize the time-consuming delays that often arise in coordinating the efforts of independent design houses and manufacturing facilities. By supporting our material procurement and product manufacturing services with design services, we believe that we reduce development and production costs and deliver products to our customers sooner than many of our competitors. Our development costs are low, most of which are borne by our customers. Our design teams are based out of our California and Hong Kong facilities.

CUSTOMERS

         We have more than 500 active customers. Our customers include the designated suppliers of well-known apparel manufacturers, such as Levi Strauss & Co., Abercrombie & Fitch, Juicy Couture, Victoria's Secret, and Polo Ralph Lauren, among others. Our customers also include contractors for specialty retailers such as Express and the Gap and mass merchant retailers such as Wal-Mart, Kohl's and Target.

         In 2002, we entered into an exclusive supply contract with Levi Strauss & Co. which was extended through October 2006. Under the terms of the supply agreement, Levi Strauss & Co. agreed to purchase a minimum of $10 million of TEKFIT stretch waistbands, various other trim products, garment components and services over the term of the agreement. Levi Strauss & Co. also appointed TALON as an approved zipper supplier. In October 2006 we mutually agreed to allow this agreement to expire and to allow us to market and sell this waistband to other customers. We are currently discussing this product with, and preparing samples for several large apparel brands and retailers.

         For the year ended December 31, 2006, no single customer represented more than 9% of our consolidated net sales; however our three largest customers represented approximately 18% of our consolidated net sales. For the year ended December 31, 2005, no single customer represented more than 10% of our consolidated net sales; however, our three largest customers represented approximately 22% of our consolidated net sales. Two major customers accounted for approximately 22% of our net sales for the year ended December 31, 2004.

         Our results of our operations will depend to an extent upon the commercial success of these customers. If these customers fail to purchase our products at anticipated levels, or the relationship terminates, it may have an adverse affect on our results of operations. If the financial condition of these customers were to deteriorate, resulting in an impairment of their ability to purchase inventories or repay receivables, it may also have an adverse affect on our results of operations. The financial position and operations of these customers are monitored on an ongoing basis. United States export sales are not a significant part of our business. Backlogs are not considered material in the industries in which we compete.

SALES AND MARKETING

         We sell our principal products through our own sales force based in Los Angeles, California, various other cities in the United States, Hong Kong, China, India, Taiwan and the Dominican Republic. We also employ customer service representatives who are assigned to key customers and provide in-house customer service support. Our executives have developed relationships with our major customers at senior levels. These executives actively participate in marketing and sales functions and the development of our overall marketing and sales strategies. When we become the outsourcing vendor for a customer's packaging or trim requirements, we position ourselves as if we are an in-house department of the customer's trim procurement operation.

SOURCING AND ASSEMBLY

         We have developed expertise in identifying high quality materials, competitive prices and approved vendors for particular products and materials. This expertise enables us to produce a broad range of packaging and trim products at various price points. The majority of products that we procure and distribute are purchased on a finished good basis. Raw materials, including paper products and metals used to manufacture zippers, used in the assembly of our Trim products are available from numerous sources and are in adequate supply. We purchase products from several qualified material suppliers.

         We create most product artwork and any necessary dies and molds used to design and manufacture our products. All other products that we design and sell are produced by third party vendors or under our direct supervision or through joint manufacturing arrangements. We are confident in our ability to secure high quality manufacturing sources. We intend to continue to outsource production to qualified vendors, particularly with respect to manufacturing activities that require substantial investment in capital equipment.

         Principally through our Hong Kong facility, we distribute TALON zippers, trim items and apparel packaging and coordinate the manufacture and distribution of the full range of our products. Our Hong Kong facility supplies several significant trim programs, services customers located in Asia and the Pacific Rim and sources products for our Los Angeles based operations.

INTELLECTUAL PROPERTY RIGHTS AND LICENSES

We have trademarks as well as copyrights, software copyrights and trade names for which we rely on common law protection, including the TALON trademark. Several of our other trademarks are the subject of applications for federal trademark protection through registration with the United States Patent and Trademark Office, including "Talon", "Tag-It", "Managed Trim Solution" and "TekFit". We also rely on our Exclusive License and Intellectual Property Rights agreement with Pro-Fit to sell our TEKFIT Stretch waistbands. The agreement gives us the exclusive rights to sell or sublicense stretch waistbands manufactured under the patented technology developed by Pro-Fit for garments manufactured anywhere in the world for the U.S. market and for all U.S. brands, for an indefinite term that extends for the duration of the patent and trade secrets licensed under the agreement. We are presently in litigation with Pro-Fit relating to our rights under the agreement, as described more fully elsewhere in this report.

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

         Because of our integrated materials procurement and assembly capabilities and our full-service trim solutions, we believe that we are able to effectively compete for our customers' business, particularly where our customers require coordination of separately sourced production functions. We believe that to successfully compete in our industry we must offer superior product pricing, quality, customer service, design capabilities, delivery lead times and complete supply-chain management. We also believe the TALON brand name and the quality of our TALON brand zippers will allow us to gain market share in the zipper industry. The unique stretch quality of our TEKFIT waistbands will also allow us to compete effectively in the market for waistband components.

SEGMENT INFORMATION

         We operate primarily in one industry segment, the distribution of a full range of apparel zipper and trim products to manufacturers of fashion apparel, specialty retailers and mass merchandisers.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREA

         We sell the majority of our products for use by U.S. based brands, retailers and manufacturers. The majority of these customers produce their products or outsource the production of their products in manufacturing facilities located outside of the U.S., primarily in Asia, Mexico, the Dominican Republic and Central and South America.

         A summary of our domestic and international net sales and long-lived assets is set forth in Item 8, "Notes to consolidated financial statements",
Note 14. Approximately 90% of our overall net sales came from sales to U.S. based or contract manufacturers' facilities located outside of the United States during the year ended December 31, 2006.

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

EMPLOYEES

         As of December 31, 2006, we had approximately 135 full-time employees including 35 in the United States, 74 employees in Hong Kong, 24 employees in China and 2 in Taiwan. Our labor forces are non-union. We believe that we have satisfactory employee and labor relations.

CORPORATE GOVERNANCE AND INFORMATION RELATED TO SEC FILINGS

         Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Web site, WWW.TAGITPACIFIC.COM (in the "Investor Relations" section, as soon as reasonably practical after electronic filing with or furnishing of such material to the SEC) We make available at the Web site our
(i) shareholder communications policies, (ii) Code of Ethical Conduct, (iii) the charters of the Audit and Nominating Committees of our Board of Directors, and
(iv) Employee Complaint Procedures for Accounting and Auditing Matters. These materials are also available free of charge in print to stockholders who request them by writing to: Investor Relations, Tag-It Pacific, Inc., 21900 Burbank Boulevard, Suite 270, Woodland Hills, CA 91367. Our Web site address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document.

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

         OUR GROWTH AND OPERATING RESULTS COULD BE MATERIALLY, ADVERSELY AFFECTED IF WE ARE UNSUCCESSFUL IN RESOLVING A DISPUTE THAT NOW EXISTS REGARDING OUR RIGHTS UNDER OUR EXCLUSIVE LICENSE AND INTELLECTUAL PROPERTY AGREEMENT WITH PRO-FIT. Pursuant to our agreement with Pro-Fit Holdings, Limited, we have exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. We are in litigation with Pro-Fit regarding our rights. See Item 3, "Legal Proceedings" for discussion of this litigation. We derive a significant amount of revenues from the sale of products incorporating the stretch waistband technology. Our business, results of operations and financial condition could be materially adversely affected if we are unable to reach a settlement in a manner acceptable to us and ensuing litigation is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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

         In October 2006, our exclusive supply agreement with Levi Strauss & Co., pursuant to which we supplied Levi with TEKFIT waistbands for their Dockers programs, expired. With the expiration of this contract we now have broader access to other customers and we intend to actively expand this product offering to other brands. While some orders have already been placed by a new brand and deliveries are scheduled early in 2007, sales of this product to Levi are expected to end during the first quarter of 2007 and to be significantly lower than in the previous year, and orders from new brands are not expected to fully offset these declines for at least the next two quarters, if at all. The revenues we derived from the sale of products incorporating the stretch waistband technology represented approximately 19% of our consolidated revenues for the years ended December 31, 2005 and 2006. A failure to attract new customers for our TEKFIT waistbands could have a material adverse effect on our sales and results of operations.

         IF WE ARE NOT ABLE TO REGAIN COMPLIANCE WITH LISTING REQUIREMENTS, OUR SHARES MAY BE REMOVED FROM LISTING ON AMEX. In May 2006 we were advised by AMEX that we were non-compliant with the minimum net equity listing requirements and we were afforded an opportunity to submit a plan to AMEX that provided for increases in our equity beyond the minimum $4.0 million equity requirement within an eighteen-month timeframe from the date of the notice from AMEX. On August 3, 2006 AMEX accepted our plan to regain compliance and has given us an extension until November 16, 2007 to become compliant with the AMEX continued listing standards. During this period, we will be subject to periodic review by the AMEX staff and failure to make progress consistent with the plan or to regain compliance with continued listing standards by the end of the extension period could result in being delisted from the American Stock Exchange. In addition we have suffered substantial recurring losses and may fail to comply with other listing requirements of AMEX. We may not be able to regain compliance with these matters within the time allowed by the exchange, and our shares of common stock may be removed from the listing on AMEX.

         IF WE ARE NOT ABLE TO RESTRUCTURE THE $12.5 MILLION SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE TO EXTEND THE MATURITY OF THIS DEBT, OR TO SECURE ALTERNATE FINANCING TO REPLACE THESE NOTES, WE MAY DEFAULT ON THEIR PAYMENT. The $12.5 million in convertible notes payable mature in November 2007 and it is more likely than not that we will not be able to generate sufficient cash flow from operations in time to pay these notes. The debt holders have a conversion option at $3.65 per share and we can require conversion only if the market price of our stock exceeds 120% of the conversion price for a minimum of fifteen trading days just prior to their maturity and certain trading volume requirements are met. In the event that the shares are not converted, in order to obtain an extension of the note term we may have to lower the conversion price of the debt resulting in additional dilution of the current shareholder value, or we may default on their payment and the note holders, in addition to pursuing other remedies, may take action to secure the collateral for these notes, the TALON brand name, resulting in substantial disruption to our business operations and adversely affecting the financial operating results and financial position of the company going forward.

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

         OUR BUSINESS MODEL IS DEPENDENT ON INTEGRATION OF INFORMATION SYSTEMS ON A GLOBAL BASIS AND, TO THE EXTENT THAT WE FAIL TO MAINTAIN AND SUPPORT OUR
INFORMATION SYSTEMS, IT CAN RESULT IN LOST REVENUES. We must consolidate and centralize the management of our subsidiaries and significantly expand and improve our financial and operating controls. Additionally, we must effectively integrate the information systems of our worldwide operations with the information systems of our principal offices in California. Our failure to do so could result in lost revenues, delay financial reporting or adverse effects on the information reported.

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

         IF WE EXPERIENCE DISRUPTIONS AT ANY OF OUR FOREIGN FACILITIES, WE WILL NOT BE ABLE TO MEET OUR OBLIGATIONS AND MAY LOSE SALES AND CUSTOMERS. Currently, we do not operate duplicate facilities in different geographic areas. Therefore, in the event of a regional disruption where we maintain one or more of our facilities, it is unlikely that we could shift our operations to a different geographic region and we may have to cease or curtail our operations. This may cause us to lose sales and customers. The types of disruptions that may occur include:

         o        Foreign trade disruptions;

         o        Import restrictions;

         o        Labor disruptions;

         o        Embargoes;

         o        Government intervention;

         o        Natural disasters; or

         o        Regional pandemics.

         INTERNET-BASED SYSTEMS THAT WE RELY UPON FOR OUR ORDER TRACKING AND MANAGEMENT SYSTEMS MAY EXPERIENCE DISRUPTIONS AND AS A RESULT WE MAY LOSE REVENUES AND CUSTOMERS. To the extent that we fail to adequately update and maintain the hardware and software implementing our integrated systems, our customers may be delayed or interrupted due to defects in our hardware or our source code. In addition, since our software is Internet-based, interruptions in Internet service generally can negatively impact our ability to use our systems to monitor and manage various aspects of our customer's trim needs. Such defects or interruptions could result in lost revenues and lost customers.

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

         COUNTERFEIT PRODUCTS ARE NOT UNCOMMON IN THE APPAREL INDUSTRY AND OUR CUSTOMERS MAY MAKE CLAIMS AGAINST US FOR PRODUCTS WE HAVE NOT PRODUCED AND WE MAY BE ADVERSELY IMPACTED BY THESE FALSE CLAIMS. Counterfeiting of valuable trade names is commonplace in the apparel industry and while there are industry organizations and federal laws designed to protect the brand owner, these counterfeit products are not always detected and it can be difficult to prove the manufacturing source of these products. Accordingly, we may be adversely affected if counterfeit products damage our relationships with customers, and we incur costs to prove these products are counterfeit, to defend ourselves against false claims, or we may have to pay for false claims.

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

         INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS. As of April 10, 2007, our officers and directors and their affiliates beneficially owned approximately 20% of the outstanding shares of our common stock. The Dyne family, which includes Mark Dyne, Colin Dyne, and Jonathan Burstein, who are also our directors; Larry Dyne and the estate of Harold Dyne; beneficially owned approximately 15% of the outstanding shares of our common stock at March 31, 2007. As a result, our officers and directors and the Dyne family are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

         None.

ITEM 2.  PROPERTIES

         Our headquarters are located in the greater Los Angeles area, in Woodland Hills, California, where we lease approximately 8,800 square feet of administrative and product development space. In addition to the Woodland Hills facility, we lease 675 square feet of office space in Columbus, Ohio; 21,000 square feet of office and warehouse space in Kwun Tong, Hong Kong; 6,000 square feet of office and showroom space in Shenzhen, China; and 4,100 square feet of warehouse space in Santiago, Dominican Republic. The lease agreements related to these properties expire at various dates through September 2010. We also own a building with 41,650 square feet of manufacturing and warehouse space in Kings Mountain, North Carolina, which is being held for sale. We believe our existing facilities are adequate to meet our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         On October 12, 2005, a shareholder class action complaint-- HUBERMAN V. TAG-IT PACIFIC, INC., ET AL., Case No. CV05-7352 R(Ex)--was filed against us and certain of our current and former officers and directors in the United States District Court for the Central District of California alleging claims under
Section 10(b) and Section 20 of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The action is brought on behalf of all purchasers of our publicly-traded securities during the period from November 14, 2003 to August 12, 2005. On January 23, 2006 the court heard competing motions for appointment of lead plaintiff/counsel and appointed Seth Huberman as lead plaintiff. The lead plaintiff thereafter filed an amended complaint on March 13, 2006. The amended complaint alleges that defendants made false and misleading statements about the company's financial situation and its relationship with certain of its large customers during a purported class period between November 13, 2003 and August 12, 2005. It purports to state claims under Section 10(b)/Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. The Company filed a motion to dismiss the amended complaint, which motion was denied by the court on July 17, 2006. On December 21, 2006 the court established a trial date of May 1, 2007 and ordered completion of discovery by March 19, 2007. On February 20, 2007 the court denied class certification. Plaintiff has moved the court to reconsider the ruling, and also to intervene a new plaintiff to pursue class certification. Both of those motions were denied on April 2, 2007. In addition, the same day, the Court granted Defendants' motion for summary judgment, and it is anticipated that the Court will enter a judgment in favor of all Defendants shortly. It is possible that Plaintiff will appeal the summary judgment and class certification rulings. We believe that this matter will be resolved in trial or in settlement within the limits of our insurance coverage, however the outcomes of this action or an estimate of the potential losses, if any, related to the lawsuit cannot be reasonably predicted, and an adverse resolution of the lawsuit could potentially have a material adverse effect on our financial position and results of operations.

         On April 16, 2004 we filed suit against Pro-Fit Holdings, Limited ("Pro-Fit") in the U.S. District Court for the Central District of California -- TAG-IT PACIFIC, INC. V. PRO-FIT HOLDINGS, LIMITED, CV 04-2694 LGB (RCx) -- asserting various contractual and tort claims relating to our exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages. It is our position that the agreement with Pro-Fit gives us the exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. On September 17, 2004, Pro-Fit filed an answer denying the material allegations of the complaint and filed counterclaims alleging various contractual and tort claims seeking injunctive relief and damages. We filed a reply denying the material allegations of Pro-Fit's pleading. Pro-Fit has since purported to terminate the exclusive license and intellectual property agreement based on the same alleged breaches of the agreement that are the subject of the parties' existing litigation, as well as on an additional basis. On February 9, 2005, and again on June 16, 2005, we amended our pleadings in the litigation to assert additional breaches by Pro-Fit of its obligations under the agreement and under certain additional letter agreements, and for a declaratory judgment that Pro-Fit's patent No. 5,987,721 is invalid and not infringed by us. Thereafter, Pro-Fit filed an amended answer and counterclaims denying the material allegations of the amended complaint and alleging various contractual and tort claims seeking injunctive relief and damages. Pro-Fit further asserted that we infringed its United States Patent Nos. 5,987,721 and 6,566,285. We filed a reply denying the substantive allegations of the amended counterclaims. On June 5, 2006 the Court denied our motion for partial summary judgment holding that summary adjudication that we did not breach our agreement with Pro-Fit by engaging in certain activities in Columbia was not appropriate. The Court also held that Pro-Fit was not "unwilling or unable" to fulfill orders by refusing to fill orders with goods produced in the United States. The Court did not find that we breached our agreement with Pro-Fit and a trial is required to determine issues concerning our activities in Columbia and whether other actions by Pro-Fit constituted an unwillingness or inability to fill orders. As a result of a change in the law, we dismissed our antitrust claims against Pro-Fit. The court has not yet set a date for trial of this matter. We have derived a significant amount of revenue from the sale of products incorporating the stretch waistband technology, and our business, results of operations and financial condition could be materially adversely affected if the dispute with Pro-Fit is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

         We have agreements with our foreign subsidiaries that provide for royalty payments to the U.S. parent company for the sales of products carrying the TALON(R) brand name, and that also provide for a cost sharing arrangement associated with various corporate administrative and operations support costs. These agreements may give rise to inquiries and possible disputes by the foreign taxing authority, resulting in the possible disallowance of some of these costs and potentially resulting in higher foreign income taxes than has been provided. We believe that our basis of charging these royalties and its allocation of costs to foreign subsidiaries is appropriate under the various taxing agency laws, and that any disagreement or disallowance regarding such costs will not have a material affect on the financial statements of the Company. A subsidiary, Tag-It de Mexico, S.A. de C.V., has operated under the Mexican government's Maquiladora Program, which entitles Tag-It de Mexico to certain favorable treatment as respects taxes and duties regarding certain imports. In July of 2005, the Mexican Federal Tax Authority asserted a claim against Tag-It de Mexico alleging that certain taxes had not been paid on imported products during the years 2000, 2001, 2002 and 2003. In October of 2005, we filed a procedural opposition to the claim and submitted documents to the Mexican Tax Authority in opposition to this claim, supporting our position that the claim was without merit. The Mexican Federal Tax Authority failed to respond to the opposition filed, and the required response period by the Tax Authority has lapsed. In addition, a controlled entity incorporated in Mexico (Logistica en Avios, S.A. de C.V.) through which we conducted our operations in 2005, may be subjected to a claim or claims from the Mexican Tax Authority, as identified directly above, and additionally to other tax issues, including those arising from employment taxes. We believe that any such claim is defective on both procedural and documentary grounds and does not believe there will be a material adverse affect on us.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

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

                                                        HIGH            LOW
YEAR ENDED DECEMBER 31, 2006                          --------       --------
     1st  Quarter.................................    $   0.84       $   0.33
     2nd Quarter..................................        0.81           0.38
     3rd Quarter..................................        1.38           0.63
     4th Quarter..................................        1.35           0.72

YEAR ENDED DECEMBER 31, 2005
     1st  Quarter.................................    $   5.45       $   4.24
     2nd Quarter..................................        4.10           2.11
     3rd Quarter..................................        2.11           0.79
     4th Quarter..................................        0.89           0.29

         On March 22, 2007, the closing sales price of our Common Stock as reported on the American Stock Exchange was $1.88 per share. As of March 22, 2007, there were 1,964 record holders of our Common Stock.

DIVIDENDS

         We have never paid dividends on our Common Stock. We are restricted from paying dividends under our Secured Convertible Promissory Notes until such notes are fully paid or converted to Common Stock. It is our intention to retain future earnings for use in our business.

PERFORMANCE GRAPH

         The following graph sets forth the percentage change in cumulative total stockholder return of our common stock during the period from December 31, 2001 to December 31, 2006, compared with the cumulative returns of the American Stock Exchange Market Value (U.S. & Foreign) Index and The Dow Jones US Clothing & Accessories Index. The comparison assumes $100 was invested on December 31, 2001 in our common stock and in each of the foregoing indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

                          [PERFORMANCE GRAPH OMITTED]



                                            Cumulative Total Return
                             ---------------------------------------------------
                             12/01    12/02    12/03    12/04    12/05    12/06
---------------------------  ------   ------   ------   ------   ------   ------
TAG-IT PACIFIC, INC .......  100.00    91.90   113.67   113.92     9.11    26.08
AMEX COMPOSITE ............  100.00   100.08   144.57   178.46   220.35   262.17
DOW JONES US CLOTHING
  & ACCESSORIES ...........  100.00   101.10   126.45   149.40   156.02   193.39


         The information under this "Performance Graph" subheading shall not be deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of such section, nor shall such information or exhibit be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

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

                                                                     YEARS ENDED DECEMBER 31,
                                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                      -------------------------------------------------------
                                                        2002      2003(1)    2004(1,2)    2005(1)      2006
                                                      --------   --------    --------    --------    --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenue .....................................   $ 60,073   $ 64,443    $ 55,109    $ 47,331    $ 48,825
Income (loss) from operations .....................   $  3,044   $ (5,881)   $(14,527)   $(27,409)   $  1,021
Net income (loss) .................................   $  1,496   $ (4,745)   $(17,609)   $(29,538)   $    309
Net income (loss) per share - basic ...............   $   0.14   $  (0.46)   $  (1.02)   $  (1.62)   $   0.02
Net income (loss) per share - diluted .............   $   0.14   $  (0.46)   $  (1.02)   $  (1.62)   $   0.02
Weighted average shares outstanding - basic .......      9,232     10,651      17,316      18,226      18,377
Weighted average shares outstanding - diluted .....      9,531     10,651      17,316      18,226      18,956

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents .........................   $    285   $ 14,443    $  5,461    $  2,277    $  2,935
Total assets ......................................   $ 54,055   $ 67,770    $ 56,448    $ 30,321    $ 25,694
Capital lease obligations, line of credit and notes
  payable .........................................   $ 21,263   $ 11,759    $ 18,792    $ 16,001    $ 16,214
Convertible redeemable preferred stock ............   $  2,895   $  2,895    $   --      $   --      $   --
Stockholders' equity ..............................   $ 18,467   $ 43,564    $ 30,195    $    912    $  1,686
Total liabilities and stockholders' equity ........   $ 54,055   $ 67,770    $ 56,448    $ 30,321    $ 25,694

PER SHARE DATA:
Net book value per common share ...................   $   1.98   $   3.79    $   1.66    $   0.05    $   0.09
Common shares outstanding .........................      9,320     11,508      18,171      18,241      18,466

----------

(1) We incurred restructuring costs of $6.4 million, $.4 million, and $7.7 million during the years ended December 31, 2005, 2004 and 2003, respectively.

(2) We incurred net charges of $4.3 million from the write-off of obligations due from a former major customer and other fourth quarter adjustments totaling $9.5 million during the year ended December 31, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following management's discussion and analysis is intended to assist the reader in understanding our consolidated financial statements. This discussion is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes.

         Tag-It Pacific, Inc. designs, sells, manufactures and distributes apparel zippers, specialty waistbands and various apparel trim products to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We sell and market these products under various branded names including TALON and TEKFIT. We operate the business globally under three product groups.

         We plan to increase our global expansion of TALON zippers through the establishment of a network of Talon owned sales, distribution and manufacturing locations, distribution relationships and joint ventures. The network of these distributors and manufacturing joint ventures, in combination with TALON owned and affiliated facilities under the TALON brand, is expected to improve our time-to-market by eliminating the typical setup and build-out phase for new manufacturing capacity throughout the world, and by sourcing, finishing and distributing to apparel manufacturers in their local markets.

         We have structured our trim business to focus as an outsourced product development, sourcing and sampling department for the most demanding brands and retailers. We believe that trim design differentiation among brands and retailers has become a critical marketing tool for our customers. By assisting our customers in the design, development, sampling and sourcing of trim, we expect to achieve higher margins for our trim products, create long-term relationships with our customers, grow our sales to a particular customer by supplying trim for a larger proportion of their brands, and better differentiate our trim sales and services from those of our competitors. We plan to aggressively expand our trim business globally, so we may better serve our apparel factory customers in the field, in addition to our brand and retail customer. We believe we can lead the industry in trim sourcing by having both an intimate relationship with our brand and retail customers, and having a distributed service organization to serve our factory customers (those that manufacture for the apparel brand and retailers) globally.

         Our TEKFIT services provide manufacturers with the patented technology, manufacturing know-how and materials required to produce pants incorporating an expandable waistband. These products were previously produced by several manufacturers for one single brand. In October 2006 our exclusive supply contract with this brand expired. With the expiration of this exclusive contract we now have broader access to other customers and we intend to actively expand this product offering to other brands. Orders have already been placed by a new brand customer in October 2006 as a result of these efforts. However sales to the previous brand are expected to decline significantly in 2007 and orders from new brands are not expected to fully offset these declines in the near term. Consequently, we expect sales and earnings contributions from this product line to decline significantly for at least the first half of 2007; though we believe our sales of this product will grow subsequently as we market our products to new customers throughout the year.

         Our efforts to expand this product offering to other customers have also been limited by a licensing dispute. As described more fully in this report under Item 3. "Legal Proceedings", we are presently in litigation with Pro-Fit Holdings Limited related to our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit's patented technology.

         The revenues we derive from the sale of products incorporating the stretch waistband technology, represented approximately 19% of our consolidated revenues for the years ended December 31, 2006 and 2005, and 25% in 2004; accordingly the results of operations and financial condition could be materially adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us, or if we are unsuccessful in securing new customers to replace the revenues previously generated by the single brand.

         In an effort to better align our organizational and cost structures with its future growth opportunities, in August 2005 our Board of Directors adopted a restructuring plan that was substantially completed by December 31, 2005. The plan included restructuring our global operations by eliminating redundancies in our Hong Kong operation, closing our facilities in Mexico, and closing our North Carolina manufacturing facility. We have also refocused our sales efforts on higher margin products, which may result in lower net sales initially as we focus on acquiring high quality customers, and decrease our customer concentration. As a result of this restructuring, we now operate with fewer employees and will have lower associated operating and distribution expenses.

         During 2005, we recorded charges in connection with this restructuring plan in accordance with SFAS No. 146 (as amended), "Accounting for Costs Associated with Exit or Disposal Activities." In addition, the restructuring plan resulted in the carrying value of certain long-lived assets, primarily equipment, being impaired. Accordingly, in 2005 we recorded a charge to recognize the impairment of these assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

         Our North Carolina manufacturing facility has been classified as "Fixed assets held for sale" in our consolidated financial statements. Management has committed to sell the asset and has listed the property for sale with a commercial real estate agent. We believe the sale of the asset is probable and that the sale is expected to be completed within one year. The major components of manufacturing equipment used in this plant to manufacture zippers are not classified as assets held for sale since management intends to re-deploy this equipment in the manufacture of TALON zippers through investment or sale of this equipment to distributors of TALON zippers. This equipment is separately identified as idle equipment as a component of "Property and Equipment". See "Notes to consolidated financial statements," Note 1.

         Restructuring costs recorded in the third quarter of 2005 were $6.2 million. Additional restructuring costs of $0.2 million were incurred in the fourth quarter of 2005. Total restructuring costs in 2005 were $6.4 million. These costs include $3.4 million of inventory write-downs charged to cost of goods sold; $2.2 million for the impairment of long-lived assets (primarily machinery and equipment), $0.2 million of one-time employee termination benefits and other costs of $0.2 million which were charged to operating expenses. In addition, an impairment charge to goodwill of $0.4 million was recorded. This goodwill was associated with an acquisition made to benefit our Central and South American operations. Since these operations were closed during 2005, the goodwill was impaired and written off. During the first quarter of 2004, we incurred and recorded residual restructuring charges of $0.4 million from a restructuring plan implemented in 2003.

         In 2004, following negotiations with Tarrant Apparel Group, a former customer, we determined that a significant portion of the obligations due from this customer were uncollectible. Accordingly, included in general and administrative expenses for 2004 are charges of $4.3 million related primarily to the write-down of this receivable and leaving a remaining balance receivable from this customer of $4.5 million. An affiliate of the customer repaid the $4.5 million receivable balance over the period from May through December 2005. In addition to this $4.3 million write-down in 2004, we also recorded an accounts receivable reserve of $5.0 million (or 9.1% of net sales) in the fourth quarter of 2004 based on management's estimate of the collectibility of accounts receivable primarily related to two other customers.

         Our bad debt expense for the year ended December 31, 2005 includes reserves of $3.6 million recorded in the second quarter of 2005 based on management's estimate at the time of the collectibility of accounts receivable from one customer. The fourth quarter of 2005 includes charges of $0.6 million representing the present value discount of a subsequent note received in 2006 in exchange for that same customer's accounts receivable.

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

RESULTS OF OPERATIONS

         NET SALES

         For the years ended December 31, 2006, 2005, and 2004, total sales by geographic region based on customer delivery locations were as follows (amounts in thousands):

                          2006      CHANGE       2005      CHANGE        2004
                        --------   --------    --------   --------     --------
United States .......   $  5,287       (41)%   $  8,903         85 %   $  4,823
Asia ................     28,975        45       20,005         57       12,786
Mexico ..............      2,476       (71)       8,526        (60)      21,453
Dominican Republic ..      9,138        54        5,915        (39)       9,678
Other ...............      2,949       (26)       3,982        (38)       6,369
                        --------   --------    --------   --------     --------
    Total ...........   $ 48,825         3 %   $ 47,331        (14)%   $ 55,109
                        ========   ========    ========   ========     ========

         Sales are influenced by a number of factors, including demand, pricing strategies, foreign exchange effects, new product launches and indications, competitive products, product supply, and acquisitions. See Item 1 "Business" for a discussion of our principal products.

         Sales in 2006 increased modestly from 2005 as a net result of a substantial decline within selected markets offset by large increases in other geographical markets. Sales, principally of Trim products, to customers in Mexico declined sharply in 2006 from 2005 as the industry shift of apparel production from Latin America to Asia continued from 2005, from the discontinuance of approximately $4.0 million in sales of products from 2005, and as we completed the closure of our assembly and distribution operations within Mexico. Sales of Trim and TALON products to customers within the U.S. also declined significantly as a result of the industry shift of apparel production and as a result of our closure of our manufacturing facility in North Carolina during the third quarter of 2005. The decline of apparel production and our sales in the North and Central American regions was substantially offset by the shifting of this production to manufacturers within Asia, and our expansion of operations with customers in this region. Additionally, expanded demand by our exclusive customer for the TEKFIT waistband also resulted in a substantial increase in our sales to the Dominican Republic, where the principal manufacturers of this product are located. Sales within Other geographical regions also reflect the worldwide shifting of apparel production to Asia.

         The net decrease of sales in 2005 was primarily due to a decrease in sales to our customers in Mexico of trim products and, to a lesser extent, TALON zippers, resulting from the industry shift of apparel production from Latin America to Asia. Sales in Asia of our trim products and TALON zippers increased significantly during 2005. We responded to these market changes in 2005 with the implementation of a restructuring plan that included reducing our operations in Mexico and focusing our efforts on the market in Asia. Sales of our TEKFIT waistband decreased in 2005 because of lower demand from our exclusive customer for this product. During 2005, we continued our plan to decrease reliance on two significant customers in Mexico. These two customers contributed approximately $7.7 million or 16.3% of revenues for the year ended December 31, 2005.

         COST OF GOODS SOLD AND SELECTED OPERATING EXPENSES

         The following table summarizes cost of goods sold and selected operating expenses for the years ended December 31, 2006, 2005, and 2004 (amounts in thousands):

                                      2006      CHANGE       2005      CHANGE        2004
                                     -------    -------     -------    -------     -------
Sales ............................   $48,825          3%    $47,331        (14)%   $55,109
                                     -------    -------     -------    -------     -------
Cost of goods sold ...............    34,356        (27)%    47,070          5%     44,814
    % of sales ...................        70%        99%         81%
                                     -------    -------     -------    -------     -------
Selling expenses .................     2,778         (5)%     2,929          1%      2,899
    % of sales ...................         6%         6%          5%
                                     -------    -------     -------    -------     -------
General and administrative expense    10,670        (52)%    22,267          4%     21,509
    % of sales ...................        22%        47%         39%
                                     -------    -------     -------    -------     -------
Restructuring charges ............         0       (100)%     2,474        496%        415
    % of sales ...................         0%                     5%                     1%
                                     -------    -------     -------    -------     -------

         COST OF GOODS SOLD

         Cost of goods sold for the year ended December 31, 2006 declined 27% from 2005 as the result of a number of the actions we implemented in connection with our 2005 restructuring plan, and as a result of our focus on higher margin product sales and continued efforts to reduce costs worldwide. Cost of goods sold in 2006 declined by approximately $4.8 million (10.3%) from 2005 as a result of higher direct margins on products sold; by approximately $1.9 million (4.0%) from lower freight & duty charges; by a reduction in inventory adjustments and obsolescence of $1.6 million (3.5%); by the elimination of $3.4 million (7.3%) in restructuring charges incurred in 2005; and by approximately $1.8 million (3.8%) from reductions in manufacturing and overhead charges; offset by increases of approximately $0.8 million (1.8%) on higher sales volumes.

         Cost of goods sold increased 5% for the year ended December 31, 2005 primarily due to a $3.4 million (7.7%) write-down of inventory in connection with the 2005 restructuring plan, and an increase in our inventory obsolescence reserve of $2.1 million (4.7%), including $0.5 million in the fourth quarter of 2005. Cost of sales also increased as a percentage of sales due to unabsorbed overhead costs incurred in our North Carolina manufacturing facility and charges of approximately $0.2 million (0.5%) associated with unrealized charge-backs recorded in the second quarter of 2005 and $0.6 million (1.3%) in credits issued to customers during the first quarter for defective products received from a major supplier. Cost of goods sold declined by approximately $4.1 million (9.1%) as a result of the decline in revenue from 2004 to 2005.

         Cost of goods sold for the year ended December 31, 2004, included inventory write-downs totaling $2.7 million (5% of net sales) recorded in the fourth quarter of 2004 based on management's estimate of the net realizable value of certain inventory.

         SELLING EXPENSES

         Selling expense for the year ended December 31, 2006 decreased $0.2 million (5.0%) from 2005 as a result of lower travel and entertainment costs of $0.3 million; lower legal costs of $0.3 million; and other employee benefit and administrative cost reductions of approximately $0.1 million; offset by increases in sales commissions of approximately $0.3 million and increased spending for sales and marketing programs of $0.2 million. Selling expenses increased 1.0% for the year ended December 31, 2005 because we were unable to reduce expenses in direct proportion to the decrease in sales. In 2004, selling expenses represented 5% of net sales, and included $0.4 million in royalty expense related to the intellectual property rights agreement with Pro-Fit.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the year ended December 31, 2006 decreased $11.6 million or 52% from 2005. $0.5 million of the reduction from 2005 was the result of restructuring and impairment charges recorded in 2005, and bad debt expense recorded in 2005 of $5.9 million as compared to bad debt recoveries in 2006 of $0.5 million. Other general and administrative costs in 2006 as compared to 2005 include reductions in legal costs by $1.9 million; lower employee and benefit costs by $1.9 million; reduced facility costs of $0.6 million; and reductions in other administrative and travel costs of $1.4 million; offset by approximately $0.7 million in increased professional and audit fees; and stock based compensation expense of $0.4 million associated with the implementation of FAS 123(R).

         General and administrative expenses increased approximately $0.7 million (4%) in 2005 compared to 2004. This increase in general and administrative expenses resulted from an net increase of $2.6 million in the reserve for doubtful accounts recorded in 2005, higher legal expenses of approximately $3.5 million related primarily to the Pro-Fit litigation, and an impairment charge to goodwill of $0.5 million incurred in connection with the 2005 restructuring plan; offset by reductions in employment levels and associated costs in connection with the restructuring plan.

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

         RESTRUCTURING CHARGES

         Restructuring costs in 2005 were the result of the adoption of our 2005 restructuring plan. Restructuring costs recorded in the third quarter of 2005 were $6.2 million. Additional costs of $0.2 million were incurred in the fourth quarter of 2005. Total restructuring costs of $6.4 million were recorded in the Consolidated Statement of Operations for the year ended December 31, 2005 as follows (in millions):

Cost of goods sold ................................................   $      3.4
Operating expenses:
   General & administrative expenses ..............................          0.5
   Restructuring charges ..........................................          2.5
                                                                      ----------
Total restructuring costs .........................................   $      6.4
                                                                      ==========

         During the first quarter of 2004, we incurred restructuring charges of $0.4 million for final residual costs associated with our 2003 restructuring plan.

     INTEREST EXPENSE, NET

         Net interest expense for the year ended December 31, 2006 decreased from 2005 by approximately $0.4 million principally as a result of interest earnings in 2006 from the note receivable.

         Interest expense increased approximately $0.2 million (or 33%) to $1.1 million for 2005 from $0.8 million for 2004. The increase in interest expense was primarily due to higher debt levels associated with the $12.5 million 6% secured convertible notes payable dated November 2004, the $0.8 million 6.5% mortgage note payable to First National Bank dated June 2004, and the $0.9 million 6.5% equipment note payable to First National Bank dated November 2004 which were outstanding for the entire year in 2005 compared to a partial year in 2004; partially offset by the repayment of a remaining $1.4 million due pursuant to a note payable and a reduction in amounts due to factor in 2005.

         INCOME TAXES

         Income tax provisions for the year ended December 31, 2006 principally include a royalty tax from the Inland Revenue Department in Hong Kong applicable to 2005, net of an estimated tax benefit for 2006 foreign losses and minimum federal and state filing fees.

         The provision for income taxes for the year ended December 31, 2005 principally reflects the elimination of the net deferred tax asset in 2005 of $1.0 million, and estimated foreign taxes. Based on the Company's net operating losses, there is not sufficient evidence to determine that it is more likely than not that the Company will be able to utilize its net operating loss carry forwards to offset future taxable income.

         The provision for income taxes was $2.3 million for the year ended December 31, 2004 .The income tax provision primarily reflects a charge of $1.8 million as a result of a decrease in the value of net deferred tax assets, and foreign income taxes of $0.5 million on foreign earnings.

LIQUIDITY AND CAPITAL RESOURCES

     The  following  table  summarizes   selected  financial  data  (amounts  in
thousands):

                                                     DECEMBER 31,   DECEMBER 31,
                                                         2006           2005
                                                     ------------   ------------
Cash and cash equivalents ........................   $      2,935   $      2,277
Total assets .....................................         25,694         30,321
Current debt .....................................         22,471         14,851
Non-current debt .................................          1,536         14,558
Stockholders' equity .............................          1,686            912

         CASH AND CASH EQUIVALENTS

         Our cash is held with financial institutions. Substantially all of the balances at December 31, 2006 and 2005 are in excess of federally insured limits. As of December 31, 2006 and 2005 we had restricted cash balances of $50,000 related to cash collateral for a letter of credit with Wells Fargo Bank.

         FINANCING ARRANGEMENTS

         The Company currently does not have an active financing arrangement to provide for working capital requirements and cash provided by operating activities is our only recurring source of funds. We financed building, land and equipment purchases through notes payable and capital lease obligations expiring through June 2011. These obligations bear interest at rates of 6.5% and 6.6% per annum, and under these obligations, we are required to make monthly payments of principal and interest. In June 2006 we entered into a note payable with our legal counsel in exchange for legal fees outstanding to this firm related to our Pro-Fit litigation. The note agreement provides for monthly payments against the note in amounts equal to payments we receive from our note receivable until such time as the note is paid in full. The note receivable is fully pledged as collateral against this note payable.

         A factoring agreement for the purchase of eligible receivables from our Hong Kong subsidiary exists with East Asia Heller, wherein the factor purchases our eligible accounts receivable and may assume the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. The agreement provides for us to pay a fixed commission rate and for us to borrow up to 80% of eligible accounts receivable. Interest is charged at 1.5% over the Hong Kong Dollar prime rate. However, during 2005 and 2006 the factor declined to advance funds to us under this agreement. Accordingly, no outstanding advances as of December 31, 2006 and 2005 existed.

         In 2005, we entered into a letter of credit with Wells Fargo Bank. This letter of credit provides for a maximum of $50,000, expires in June 2007 and is secured by cash on hand managed by Wells Fargo Bank. At December 31, 2006, outstanding letters of credit under the Wells Fargo facility were $50,000. This letter is pledged as collateral for a bond posted in connection with our litigation with Todo Textile, S. A. in which a settlement agreement was reached in 2006. Upon release of the bond held by the court in this matter, the letter of credit will be released and the settlement amount of $40,000 paid from the proceeds.

         The outstanding balance of our demand notes payable to related parties at December 31, 2006 and 2005 was $665,000. Included is a $500,000 convertible secured promissory note payable with interest at 11% payable quarterly. The note is due on demand and is convertible into common stock at the election of the holder at a rate of $4.50 per share. The remaining demand notes totaling $165,000 bear interest at 0%-10%, have no scheduled monthly payments, and are due within fifteen days from demand.

         CASH FLOWS

         The following table summarizes our cash flow activity for the years ended December 31, 2006, 2005, and 2004 (amounts in thousands):

                                             2006          2005          2004
                                           --------      --------      --------
Net cash provided by (used in)
  operating activities ...............     $  2,020      $  1,112      $(11,382)
Net cash used in investing
  activities .........................         (345)       (1,454)       (3,616)
Net cash provided by (used in)
  financing activities ...............       (1,018)       (2,841)        6,016
Net increase (decrease) in cash
  and cash equivalents ...............          657        (3,183)       (8,982)

         OPERATING ACTIVITIES

         Cash and cash equivalents for the year ended December 31, 2006 increased by $0.7 million from December 31, 2005 principally arising from cash generated by operating activities, net of payments on notes payable and capital leases.

         Cash provided by operating activities is our only recurring source of funds and was $2.0 million for the year ended December 31, 2006. The cash generated by operating activities during 2006 resulted primarily from net earnings (before non-cash expenses) of approximately $2.3 million; reductions in inventory net of applied reserves of $2.5 million; and $1.0 million in reductions in accounts receivable net of reserves applied; net of reductions in accounts payable of $2.6 million and reductions in other liabilities, net of approximately $1.2 million.

         The net decrease in inventory of $2.5 million reflects the Company's efforts to dispose of and lower slower-moving and obsolete inventory components. The cost of net inventories eliminated during the year was $8.6 million, and reserves applicable to this inventory of $6.1 million were applied to these dispositions. Accounts receivable for the year ended December 31, 2006 declined by $2.1 million primarily as a result of improved collections and faster turns of accounts receivable, and by approximately $0.7 million in accounts written-off. Accounts receivable reserves declined by $1.1 million from the write-off of uncollectible accounts and by approximately $0.4 million from the collection of accounts reserved for in prior years. In addition, during 2006 collections of accounts written-off in prior years was $0.5 million.

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

         At December 31, 2005, accounts receivable from Azteca Productions International ("Azteca"), a significant customer, was approximately $10,968,000 less a reserve of $7,528,000, totaling $3,440,000, net. In February 2006, the Company accepted a note agreement from Azteca which provides for total payments including principal and interest of $4.0 million in exchange for the net outstanding accounts receivable balance. The balance of the note receivable at December 31, 2005 of $3,440,000 reflects a $560,000 charge to discount the note, using a 10.5% discount rate, to its net present value. The Azteca accounts receivable, net at December 31, 2005 was reclassified on the accompanying consolidated balance sheets to note receivable to reflect this subsequent settlement.

         The decrease in cash provided by operations for 2004 resulted primarily from a net loss of $17.6 million together with a net increase of $7.6 million in accounts receivable due primarily to slower customer collections of receivables during the year. This decrease was partially offset by a $4 million net increase in the allowance for doubtful accounts and a $7.8 million decrease in inventories.

         INVESTING ACTIVITIES

         Net cash used in investing activities for the year ended December 31, 2006 and 2005 consisted of capital expenditures of $0.3 million and $1.5 million, respectively for leasehold improvements and equipment purchases.

         Net cash used in investing activities for the year ended December 31, 2004 consisted of capital expenditures of $3.6 million for computer equipment, the purchase of additional TALON zipper equipment and building, land and leasehold improvements related to the TALON manufacturing facility in North Carolina. The building and land purchase of the TALON manufacturing facility was reported as a non-cash financing transaction.

         FINANCING ACTIVITIES

         Net cash used in financing activities for the years ended December 31, 2006 and 2005 primarily reflects the repayment of notes payable and capital lease obligations. In 2006 net cash used in financing activities also included $0.6 in collections from the note receivable. In 2005 cash used in financing activities also included, the repayment of borrowings under a bank line of credit partially offset by proceeds from the exercise of stock options and warrants.

         Net cash provided by financing activities for the year ended December 31, 2004 primarily reflects funds raised from secured convertible promissory notes of $12.5 million, the exercise of stock options and warrants, proceeds from notes payable and a capital lease obligation, offset by the repayment of borrowings under our credit facility and notes payable.

         We currently satisfy our working capital requirements primarily through cash flows generated from operations. As the major apparel industry brands continue to outsource apparel manufacturing to offshore locations, our foreign customers, though backed by U.S. brands and retailers, will continue to increase. This makes traditional financing arrangements with U.S. banks and financial institutions difficult and accordingly we continue to evaluate non-traditional financing of our foreign assets.

         We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and available financing will be sufficient to fund our minimum working capital and capital expenditure needs for at least the next twelve months. This conclusion is based on the belief and expectation that we have successfully completed the restructuring plan adopted in 2005 and that our strategic plan and the company's current structure will allow for continued profitability; that we will collect our note and accounts receivable in accordance to existing terms; and that we will complete a refinancing of the convertible notes payable by their maturity date in November 2007. We have discussed the refinancing of these notes with the current note holders and with various financial and investment institutions. We believe that we will be successful in completing a modification or replacement of these notes prior to their maturity.

         If we are unable to successfully complete the refinancing of the convertible notes or to collect our note and accounts receivable, or experience greater than anticipated reductions in sales, we may need to raise additional capital, or obtain alternate financing to repay the convertible notes, or further reduce the scope of our business in order to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or arrange for alternate financing or reduce the scope of our business in response to a substantial decline in sales, we may default on the payment of the convertible notes payable. The event of a default on the payment of these notes will materially affect the business operations in the long-term, however the on-going operations for 2007 are nevertheless anticipated to substantially continue throughout the 2007 year-end as operations from assets not pledged to these notes continues.

         The extent of our future long-term capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of future acquisitions, and our expansion into foreign markets. Our need for additional long-term financing includes the integration and expansion of our operations to exploit our rights under our TALON trade name, the expansion of our operations in Asia and other markets and the further development of our waistband technology. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we may need to raise additional debt or equity financing in order to provide for our operations. We are continually evaluating various financing strategies to be used to expand our business and fund future growth or acquisitions. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. If we are unable to secure additional financing, we may not be able to execute our plans for expansion, including expansion into foreign markets to promote our TALON brand trade name, and we may need to implement additional cost savings initiatives.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at December 31, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                   Payments Due by Period
                            -------------------------------------------------------------------
                                           Less than        1-3           4-5          After
Contractual Obligations        Total        1 Year         Years         Years        5 Years
-------------------------   -----------   -----------   -----------   -----------   -----------
Demand notes payable
   to related parties (1)   $ 1,181,000   $ 1,181,000   $      --     $      --     $      --
Capital lease obligations   $ 1,027,000   $   506,000   $   521,000   $      --     $      --
Operating leases ........   $ 1,421,000   $   437,000   $   754,000   $   229,000   $     1,000
Notes payable ...........   $ 2,426,000   $ 1,193,000   $   604,000   $   629,000   $      --
Convertible notes payable   $13,143,000   $13,143,000   $      --     $      --     $      --
                            -----------   -----------   -----------   -----------   -----------
     Total Obligations ..   $19,198,000   $16,460,000   $ 1,879,000   $   858,000   $     1,000
                            ===========   ===========   ===========   ===========   ===========

(1) The majority of notes payable to related parties are due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment, and include accrued interest payable through December 31, 2006.

         At December 31, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

         For a description of transactions to which we were or will be a party, and in which any director, executive officer, or shareholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest, see Note 16 of the Notes to the consolidated financial statements included in Item 8 of this Report.

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

         o We record deferred tax assets arising from temporary timing differences between recorded net income and taxable net income when and if we believe that future earnings will be sufficient to realize the tax benefit. For those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided. If we determine that we may not realize all of our deferred tax assets in the future, we will make an adjustment to the carrying value of the deferred tax asset, which would be reflected as an income tax expense. Conversely, if we determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would be required to reverse the valuation allowance, which would be reflected as an income tax benefit. We believe that our estimate of deferred tax assets and determination to record a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income, which is susceptible to change and dependent upon events that may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on the balance sheet and results of operations. See Notes to consolidated financial statements, Note 12, "Income Taxes".

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

         o Upon approval of a restructuring plan by management, we record restructuring reserves for certain costs associated with facility closures and business reorganization activities as they are incurred or when they become probable and estimable. Such costs are recorded as a current liability. We record restructuring reserves in compliance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities", resulting in the recognition of employee severance and related termination benefits for recurring arrangements when they became probable and estimable and on the accrual basis for one-time benefit arrangements. We record other costs associated with exit activities as they are incurred. Employee severance and termination benefits are estimates based on agreements with the relevant union representatives or plans adopted by us that are applicable to employees not affiliated with unions. These costs are not associated with nor do they benefit continuing activities. Inherent in the estimation of these costs are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities. We review the status of restructuring activities on a quarterly basis and, if appropriate, records changes based on updated estimates. See Note 11, "2005 Restructuring Costs".

         o We are currently involved in various lawsuits, claims and inquiries, most of which are routine to the nature of the business, and in accordance with SFAS No. 5, "Accounting for Contingencies." We accrue estimates of the probable and estimable losses for the resolution of these claims. The ultimate resolution of these claims could affect our future results of operations for any particular quarterly or annual period should our exposure be materially different from our earlier estimates or should liabilities be incurred that were not previously accrued.

NEW ACCOUNTING PRONOUNCEMENTS

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
(GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of SFAS No. 157, however, may change current practice within an organization. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007, with earlier application encouraged. We do not believe that SFAS No. 157 will have a material impact on our financial position, results of operations or cash flows.

         In September 2006, the SEC issued Staff Accounting Bulletin No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING
MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108"), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact on both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements that were not deemed material under a company's prior approach but are material under the SAB 108 approach. SAB 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB 108 did not have a material impact on our financial position, results of operations or cash flows.

         In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES -- AN INTERPRETATION OF FASB STATEMENT NO. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

         In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not believe that SFAS No. 155 will have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our sales are denominated in United States dollars or the currency of the country in which our products originate. We are exposed to market risk for fluctuations in the foreign currency exchange rates for certain product purchases that are denominated in Hong Kong dollars, Chinese Yuan's and British Pounds. During 2004, we purchased forward exchange contracts for British Pounds to hedge the payments of product purchases. We do not intend to purchase additional contracts to hedge the exchange exposure for future product purchases. There were no hedging contracts outstanding as of December 31, 2006. Currency fluctuations can increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in United States dollars in various bank accounts and we do not believe we have significant market risk exposure with regard to our investments. At December 31, 2006, none of our indebtedness was subject to interest rate fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting Firm.................     34
Report of Independent Registered Public Accounting Firm.................     35
Consolidated Balance Sheets.............................................     36
Consolidated Statements of Operations...................................     37
Consolidated Statements of Stockholders' Equity and
  Convertible Redeemable Preferred Stock................................     38
Consolidated Statements of Cash Flows...................................     39
Notes to Consolidated Financial Statements..............................     40

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tag It Pacific Inc.
Woodland Hills, California

We have audited the consolidated balance sheets of Tag It Pacific Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and convertible redeemable preferred stock, and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedules of Tag It Pacific Inc., listed in Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tag It Pacific Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements, taken as a whole, present fairly in all material respects the information set forth therein.

/S/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 9, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Tag-It Pacific, Inc.
Los Angeles, California

         We have audited the accompanying consolidated statements of operations, stockholders' equity and convertible redeemable preferred stock and cash flows of Tag-It Pacific, Inc. and subsidiaries for the year ended December 31, 2004. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Tag-It Pacific, Inc. and subsidiaries and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                                                   /s/ BDO Seidman, LLP

Los Angeles, California
March 31, 2005

                              TAG-IT PACIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,     December 31,
                                                                2006              2005
                                                            -------------    -------------
Assets
Current Assets:
   Cash and cash equivalents ............................   $   2,934,673    $   2,277,397
   Accounts receivable, net .............................       4,664,766        5,652,990
   Note receivable ......................................       1,378,491          662,369
   Inventories, net .....................................       3,051,220        5,573,099
   Prepaid expenses and other current assets ............         541,034          618,577
                                                            -------------    -------------
Total current assets ....................................      12,570,184       14,784,432

Property and equipment, net .............................       5,623,040        6,438,096
Fixed assets held for sale ..............................         826,904          826,904
Note receivable, less current portion ...................       1,420,969        2,777,631
Due from related parties ................................         675,137          655,489
Other intangible assets, net ............................       4,139,625        4,255,125
Other assets ............................................         437,569          583,117
                                                            -------------    -------------
Total assets ............................................   $  25,693,428    $  30,320,794
                                                            =============    =============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ......................................   $   4,006,241    $   6,719,226
  Accrued legal costs ...................................         427,917        2,520,111
  Other accrued expenses ................................       3,359,267        4,168,552
  Demand notes payable to related parties ...............         664,970          664,971
  Current portion of capital lease obligations ..........         432,728          590,884
  Current portion of notes payable ......................       1,107,207          186,837
  Current portion of secured convertible
    promissory notes ....................................     12,472,622             --
                                                            -------------    -------------
Total current liabilities ...............................      22,470,952       14,850,581

Capital lease obligations, less current portion .........         474,733          856,495
Notes payable, less current portion .....................       1,061,514        1,261,018
Secured convertible promissory notes ....................            --         12,440,623
                                                            -------------    -------------
Total liabilities .......................................      24,007,199       29,408,717
                                                            -------------    -------------

Commitments and contingencies (Note 13)

Stockholders' Equity:
   Preferred stock Series A, $0.001 par value;
     250,000 shares authorized; no
     shares issued or outstanding .......................            --               --

   Common stock,  $0.001 par value, 100,000,000
     shares  authorized; 18,466,433
     shares issued and outstanding at
     December 31, 2006; 18,241,045 at
     December 31, 2005 ..................................          18,466           18,241
  Additional paid-in capital ............................      51,792,502       51,327,878
  Accumulated deficit ...................................     (50,124,739      (50,434,042
                                                            -------------    -------------
Total stockholders' equity ..............................       1,686,229          912,077
                                                            -------------    -------------
Total liabilities and stockholders' equity ..............   $  25,693,428    $  30,320,794
                                                            =============    =============

                             See accompanying notes.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year Ended     Year Ended       Year Ended
                                              December 31,   December 31,     December 31,
                                                  2006           2005            2004
                                              ------------   ------------    ------------
Net sales .................................   $ 48,825,002   $ 47,331,176    $ 55,109,481
Cost of goods sold ........................     34,356,034     47,070,381      44,813,736
                                              ------------   ------------    ------------
Gross profit ..............................     14,468,968        260,795      10,295,745

Selling expenses ..........................      2,777,772      2,928,659       2,899,329
General and administrative expenses .......     10,670,311     22,267,070      21,508,607
Restructuring charges .....................           --        2,474,281         414,675
                                              ------------   ------------    ------------
Total operating expenses ..................     13,448,083     27,670,010      24,822,611

Income (loss) from operations .............      1,020,885    (27,409,215)    (14,526,866)
Interest expense, net .....................        677,682      1,069,015         804,888
                                              ------------   ------------    ------------

Income (loss) before income taxes .........        343,203    (28,478,230)    (15,331,754)
Provision for income taxes ................         33,900      1,059,479       2,277,214
                                              ------------   ------------    ------------

Net income (loss) .........................        309,303    (29,537,709)    (17,608,968)
Less: Preferred stock dividends ...........           --             --           (30,505)
                                              ------------   ------------    ------------

Net income(loss)  to common shareholders ..   $    309,303   $(29,537,709)   $(17,639,473)
                                              ============   ============    ============

Basic income(loss) per share ..............   $       0.02   $      (1.62)   $      (1.02)
                                              ============   ============    ============
Diluted income( loss) per share ...........   $       0.02   $      (1.62)   $      (1.02)
                                              ============   ============    ============

Basic weighted average shares outstanding .     18,377,484     18,225,851      17,316,202
                                              ============   ============    ============
Diluted weighted average shares outstanding     18,955,796     18,225,851      17,316,202
                                              ============   ============    ============


                             See accompanying notes.

                              TAG-IT PACIFIC, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND CONVERTIBLE
     REDEEMABLE PREFERRED STOCK YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                         Preferred Stock                Preferred Stock
                                             Common Stock                    Series A                       Series D
                                     ---------------------------   ---------------------------   ----------------------------
                                        Shares         Amount         Shares         Amount         Shares          Amount
                                     ------------   ------------   ------------   ------------   ------------    ------------
BALANCE, JANUARY 1, 2004 .........     11,508,201   $     11,510           --             --          572,818    $ 22,918,693
   Conversion of preferred
     stock Series C and
     accrued dividends ...........        700,144            700                          --             --              --
   Conversion of preferred
     stock Series D ..............      5,728,180          5,728                          --         (572,818)    (22,918,693)
   Warrants issued in
     private placement
     transaction .................           --             --             --             --             --              --
   Common stock issued upon
     exercise of options and
     warrants ....................        214,276            214           --             --             --              --
   Common stock and warrants
     issued for services .........         20,500             21           --             --             --              --
   Tax benefit from exercise
     of stock options ............           --             --             --             --             --              --
   Preferred stock dividends .....           --             --             --             --             --              --
   Net loss ......................           --             --             --             --             --              --
                                     ------------   ------------   ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 2004 .......     18,171,301         18,173                          --             --              --
   Common stock issued upon
     exercise of options and
     warrants ....................         69,744             68                          --             --              --
   Net loss ......................           --             --             --             --             --              --
                                     ------------   ------------   ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 2005 .......     18,241,045         18,241           --             --             --              --
   Common stock issued for
     services ....................        225,388            225           --             --             --              --
   Stock based compensation ......           --             --             --             --             --              --
   Net income ....................           --             --             --             --             --              --
                                     ------------   ------------   ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 2006 .......     18,466,433   $     18,466           --             --             --              --
                                     ============   ============   ============   ============   ============    ============


                                                                                    Convertible Redeemable
                                                                                       Preferred Stock
                                   Additional     Retained                                 Series C
                                    Paid-In       Earnings                       ----------------------------
                                    Capital       (Deficit)         Total           Shares          Amount
                                  ------------   ------------    ------------    ------------    ------------
BALANCE, JANUARY 1, 2004 .........$ 23,890,356   $ (3,256,860)   $ 43,563,699         759,494    $  2,895,001
   Conversion of preferred
     stock Series C and
     accrued dividends ...........   3,353,008           --         3,353,708        (759,494)     (2,895,001)
   Conversion of preferred
     stock Series D ..............  22,912,965           --              --              --              --
   Warrants issued in
     private placement
     transaction .................     189,815           --           189,815            --              --
   Common stock issued upon
     exercise of options and
     warrants ....................     557,514           --           557,728            --              --
   Common stock and warrants
     issued for services .........      85,710           --            85,731            --              --
   Tax benefit from exercise
     of stock options ............      84,034           --            84,034            --              --
   Preferred stock dividends .....        --          (30,505)        (30,505)           --              --
   Net loss ......................        --      (17,608,968)     (17,608,96)           --              --
                                  ------------   ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2004 .......  51,073,402    (20,896,333)     30,195,242            --              --
   Common stock issued upon
     exercise of options and
     warrants ....................        --          254,476         254,544            --              --
   Net loss ......................        --       (29,537,70)     (29,537,70)           --              --
                                  ------------   ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2005 .......  51,327,878     (50,434,04)        912,077            --              --
   Common stock issued for
     services ....................     102,504           --           102,729            --              --
   Stock based compensation ......     362,120           --           362,120            --              --
   Net income ....................        --          309,303         309,303            --              --
                                  ------------   ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2006 .......$ 51,792,502   $(50,124,739)      1,686,229            --              --
                                  ============   ============    ============    ============    ============


                             See accompanying notes.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               Year Ended      Year Ended      Year Ended
                                                              December 31,    December 31,    December 31,
                                                                  2006           2005            2004
                                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ......................................   $    309,303    $(29,537,709)    (17,608,968)
   Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
     Depreciation and amortization ........................      1,523,225       1,931,990       1,547,223
     Decrease in deferred income taxes ....................           --         1,000,000       1,800,000
     Common stock and warrants issued for services ........         32,729            --            85,731
       Stock based compensation ...........................        362,120
     Increase(decrease) in allowance for doubtful accounts      (1,117,500)      2,630,759       4,042,428
     Increase(decrease) in inventory valuation reserve ....     (6,064,000)        940,973            --
     Asset impairment due to restructuring ................           --         2,343,531            --
     Impairment of goodwill ...............................           --           450,000            --
       Disposal of assets .................................        129,179            --              --
   Changes in operating assets and liabilities:
     Accounts receivable ..................................      2,086,076      10,666,295      (7,640,984)
     Inventories ..........................................      8,585,879       2,791,747       7,791,060
     Prepaid expenses and other current assets ............         77,543       1,880,443          13,121
     Other assets .........................................       (140,217)        314,998         147,046
     Accounts payable .....................................     (2,587,985)      2,986,302      (2,647,692)
                                                                                 2,113,197         245,796
     Accrued legal costs ..................................       (442,194)
     Other accrued expenses ...............................       (733,767)        671,348         831,346
     Income taxes payable .................................           (480)        (71,589)         12,032
                                                              ------------    ------------    ------------
   Net cash provided by (used in) operating activities ....      2,019,911       1,112,285     (11,381,861)
                                                              ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment ........................          2,500            --              --
   Acquisition of property and equipment ..................       (347,188)     (1,453,848)     (3,615,899
                                                              ------------    ------------    ------------
   Net cash used in investing activities ..................       (344,688)     (1,453,848)     (3,615,899)
                                                              ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Note receivable collections ............................        640,539            --              --
   Proceeds from secured convertible promissory notes .....           --              --        11,663,685
   Proceeds from exercise of stock options and warrants ...           --           254,544         557,728
   (Repayment) of line of credit and due to factor, net ...           --          (614,506)     (6,481,007)
   Proceeds from capital lease obligation .................           --              --           950,000
   Payment of capital lease obligations ...................       (604,351)       (906,765)       (332,583)
   Proceeds from notes payable ............................           --              --           880,000
   Repayment of notes payable .............................     (1,054,135)     (1,574,975)     (1,222,170)
                                                              ------------    ------------    ------------
   Net cash (used in) provided by financing activities ....     (1,017,947)     (2,841,702)      6,015,653
                                                              ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents ......        657,276      (3,183,265)     (8,982,107)
Cash and cash equivalents, beginning of year ..............      2,277,397       5,460,662      14,442,769
                                                              ------------    ------------    ------------
Cash and cash equivalents, end of year ....................   $  2,934,673    $  2,277,397    $  5,460,662
                                                              ============    ============    ============

SUPPLEMENTAL  DISCLOSURES OF CASH FLOW INFORMATION:
   Cash received (paid) during the year for:
    Interest paid .........................................   $ (1,045,881)   $ (1,135,460)   $   (693,045)
     Interest received ....................................   $    368,090          33,931          32,340
     Income taxes paid ....................................   $    (33,900)        (64,064)       (495,345)
     Income taxes received ................................   $       --      $     39,571          17,903
   Non-cash financing activity:
     Capital lease obligation .............................   $     64,432    $    273,376    $    249,418
     Accounts receivable, net converted to notes receivable   $  1,775,000    $  3,440,000    $    470,799
     Preferred Series D stock converted to common stock ...   $       --      $       --      $ 22,918,693
     Preferred Series C stock converted to common stock ...   $       --      $       --      $  2,895,001
     Accrued dividends converted to common stock ..........   $       --      $       --      $    458,707
     Mortgage note payable ................................   $       --      $       --      $    765,000
     Warrants issued to placement agent ...................   $       --      $       --      $     93,815


                             See accompanying notes.

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ORGANIZATION AND BASIS OF PRESENTATION

         Tag-It Pacific, Inc. is the parent holding company of Tag-It, Inc., a California corporation, Tag-It Pacific (HK) Ltd., a BVI corporation, Tag-It de Mexico, S.A. de C.V., A.G.S. Stationery, Inc., a California corporation (collectively, the "Subsidiaries"), all of which were consolidated under a parent limited liability company on October 17, 1997 and became wholly-owned subsidiaries of the Company immediately prior to the effective date of the Company's initial public offering in January 1998. Immediately prior to the initial public offering, the outstanding membership units of Tag-It Pacific LLC were converted to 2,470,001 shares of Common Stock of the Company. In January 2000, the Company formed Tag-It Pacific Limited, a Hong Kong corporation, and in April 2000, the Company formed Talon International, Inc., a Delaware corporation. During 2006 we formed two wholly owned subsidiaries of Tag-It Pacific, Inc.; Talon Zipper (Shenzhen) Company Ltd. in China, and Talon International Pvt. Ltd., in India. All newly formed corporations are 100% wholly-owned Subsidiaries of Tag-It Pacific, Inc. Logistica en Avios, S.A. de C.V. was an affiliated entity over which the Company exercised control, and as such, is accounted for in the same manner as a wholly-owned subsidiary.

         All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders' equity, if material, and transaction gains and losses, if any, are recorded in the consolidated statement of income in the period incurred. During 2006, 2005 and 2004, foreign currency translation and transaction gains and losses were not material. The Company does not engage in hedging activities with respect to exchange rate risk.

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

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company had approximately $2.9 million and $2.2 million at financial institutions in excess of federally insured limits at December 31, 2006 and 2005.

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         We are required to make judgments as to the collectibility of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. We record these allowances based on estimates related to the following factors: (i) customer specific allowances;
(ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified.

INVENTORIES

         Inventories are stated at the lower of cost or market value and are all substantially finished goods. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

         Inventories consist of the following:

                                                     Year Ended December 31,
                                                --------------------------------
                                                    2006                 2005
                                                -----------          -----------
Finished goods .......................          $ 4,293,220          $12,879,099
Less reserves ........................            1,242,000            7,306,000
                                                -----------          -----------
Total inventories ....................          $ 3,051,220          $ 5,573,099
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

         Dies, and molds            3 months to 1 years

         Idle equipment             5 to 10 years

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Property and equipment consist of the following:

                                                       Year Ended December 31,
                                                     ---------------------------
                                                        2006            2005
                                                     -----------     -----------
Furniture and fixtures .........................     $   582,832     $   551,623
Machinery and equipment ........................       1,682,296       3,319,786
Computer equipment .............................       3,422,058       3,325,997
Leasehold improvements .........................         214,807         139,803
Dies, and molds ................................         106,273         106,273
Idle equipment .................................       4,434,980       2,806,475
                                                     -----------     -----------
                                                      10,443,246      10,249,958
Accumulated depreciation and amortization ......       4,820,206       3,811,862
                                                     -----------     -----------
Net property and equipment .....................     $ 5,623,040     $ 6,438,096
                                                     ===========     ===========

         Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $1,090,000, $1,499,000, and $1,277,000, respectively.

         During the year ended December 31, 2005, the Company wrote-off fixed assets with a net book value of $2,036,000 in connection with the 2005 restructuring plan.

         Idle equipment is principally machinery and equipment used for the production of zipper chain and the assembly of finished zippers. This equipment was originally associated with the production and assembly facilities in North Carolina and in Mexico, and was temporarily rendered idle with the closing of these operations in connection with the 2005 Restructuring Plan. The Company intends to redeploy this equipment during the next year within production operations being established in Asia and India. The equipment continues to be depreciated based upon its estimated useful lives.

         Fixed assets held for sale consists of the North Carolina land and manufacturing facility. Management has the authority and has committed to sell the asset; the asset is listed for sale with a commercial real estate agent who is actively marketing the property; the sale of the asset is probable and the sale is expected to be completed within one year. See Note 11, "2005 Restructuring Plan".

GOODWILL AND OTHER INTANGIBLE ASSETS

         Intangible assets consist of goodwill, tradename, and exclusive license and intellectual property rights. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, which average 5 years, to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

         At December 31, 2006, the Company evaluated its Other Intangible Assets and determined that there was no impairment of these assets and made no changes to the net carrying amount of Tradename for the years ended December 31, 2006 and 2005. At December 31, 2005, the Company evaluated its Goodwill and determined that an impairment adjustment in the amount of $450,000 related to goodwill was necessary to reduce the carrying value of goodwill to zero. Amortization expense related to exclusive license and

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

intellectual property rights of $115,500 were recorded for each of the years ended December 31, 2006, 2005 and 2004.

         Goodwill and other intangible assets as of December 31, 2006 and 2005 are as follows:

                                                        Year Ended December31,
                                                     --------------------------
                                                        2006            2005
                                                     -----------    -----------
Goodwill ..........................................  $      --      $   500,000
  Accumulated amortization ........................         --          (50,000)
  Impairment write-off ............................         --         (450,000)
                                                     -----------    -----------
  Goodwill, net ...................................  $      --      $      --
                                                     ===========    ===========
Other Intangible Assets:
  Tradename .......................................  $ 4,110,750    $ 4,110,750
  Accumulated amortization ........................         --             --
                                                     -----------    -----------
      Tradename, net ..............................    4,110,750      4,110,750

  Exclusive license and intellectual
    property rights ...............................      577,500        577,500
  Accumulated amortization ........................     (548,625)      (433,125)
                                                     -----------    -----------
      Exclusive license and intellectual
        property rights, net ......................       28,875        144,375
                                                     -----------    -----------
  Other intangible assets, net ....................  $ 4,139,625     $ 4,255,125
                                                     ===========    ===========

          The estimated amortization expense for these assets for succeeding years is $28,875 for 2007.

IMPAIRMENT OF LONG-LIVED ASSETS

         We record impairment charges when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is measured by assessing the usefulness of an asset or by comparing the carrying value of an asset to its fair value. Fair value is typically determined using quoted market prices, if available, or an estimate of undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of impairment loss is calculated as the excess of the carrying value over the fair value. Changes in market conditions and management strategy have historically caused us to reassess the carrying amount of our long-lived assets. During the year ended December 31, 2005, the Company recorded asset impairment charges in connection with its 2005 Restructuring Plan (See Note 11).

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

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company's financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There was no stock-based compensation expense related to employee or director stock options recognized during the years ended December 31, 2005 or 2004. Options issued to consultants are accounted for in accordance with the provisions of Emerging Issues Task Force (EITF) No. 96-18, "Accounting for Equity Instruments That Are Issued to Others Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

         As a result of adopting SFAS 123(R) on January 1, 2006, the Company's income before income taxes and net income for the year ended December 31, 2006 are $395,000 lower than if it had continued to account for share-based compensation under APB Opinion 25.

         The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based awards granted under the Company's stock option plans in all periods presented. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes-Merton option-pricing formula ("Black-Scholes model") and amortized to expense generally over the options' vesting periods.

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       2005            2004
                                                   ------------    ------------
Net loss as reported ...........................   $(29,537,709)   $(17,608,968)
Add:  Stock-based employee compensation expense
     included in reported net income, net of
     related tax effects .......................           --              --

Deduct:  Total stock-based employee
     compensation expense determined under fair
     value method for all awards, net of
     related tax effects .......................       (221,167)        (55,228)
                                                   ------------    ------------
Pro forma net loss .............................   $(29,758,876)   $(17,664,196)
                                                   ============    ============
 Loss per share:
     Basic - as reported .......................   $      (1.62)   $      (1.02)
     Basic - pro forma .........................   $      (1.63)   $      (1.02)

         SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Statements of Operations. Stock-based compensation expense recognized in the Statements of Operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided. As stock-based compensation expense recognized in the Statements of Operations for 2006 is based on awards expected to vest, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the year ended December 31, 2006, expected forfeitures are immaterial and as such the Company is recognizing forfeitures as they occur. In the pro-forma information provided under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

         Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion 25. Under the intrinsic value method, the Company recognized share-based compensation equal to the award's intrinsic value at the time of grant over the requisite service periods using the straight-line method. Forfeitures were recognized as incurred. During the years ended December, 31, 2005 and 2004, there was no stock-based compensation expense recognized in the Statements of Operations for awards issued to employees and directors as the awards had no intrinsic value at the time of grant because their exercise prices equaled the fair values of the common stock at the time of grant.

         The Company's determination of fair value of share-based payment awards to employees and directors on the date of grant uses the Black-Scholes model, which is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the expected term of the awards, and actual and projected employee stock option exercise behaviors. The Company estimates expected

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

volatility using historical data. The expected option term is estimated using the "safe harbor" provisions under SAB 107.

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

COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"), issued by the FASB and effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There were no material other comprehensive income items for the years ended December 31, 2006, 2005 and 2004.

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

RECLASSIFICATION

         Certain reclassifications have been made to the prior year financial statements to conform to 2006 presentation.

CLASSIFICATION OF EXPENSES

         COST OF SALES - Cost of goods sold primarily includes expenses related to inventory purchases, customs, duty, freight, overhead expenses and reserves for obsolete inventory. Overhead expenses primarily consist of warehouse and operations salaries, and other warehouse expenses.

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

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SHIPPING AND HANDLING COSTS

         In accordance with Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, the Company records shipping and handling costs billed to customers as a component of revenue, and shipping and handling costs incurred by the Company for outbound freight are recorded as a component of cost of sales. Total shipping and handling costs included as component of revenue for the years ended December 31, 2006, 2005 and 2004 amounted to $146,000, $98,000 and $194,000. Total shipping and handling costs included as a component of cost of sales for each of these years amounted to $691,000, $925,000 and $1,002,000.

RESTRUCTURING CHARGES

         The Company records restructuring reserves in compliance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities", resulting in the recognition of employee severance and related termination benefits for recurring arrangements as they are incurred and on the accrual basis for one-time benefit arrangements. The Company records other costs associated with exit activities as they are incurred. Employee severance and termination benefits are estimates based on agreements with the relevant union representatives or plans adopted by the Company that are applicable to employees not affiliated with unions. These costs are not associated with nor do they benefit continuing activities. Inherent in the estimation of these costs are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities. The Company reviews the status of restructuring activities on a quarterly basis and, if appropriate, records changes based on updated estimates. See Note 11, "2005 Restructuring Plan".

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

NEW ACCOUNTING PRONOUNCEMENTS

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
(GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of SFAS No. 157, however, may change current practice within an organization. SFAS No. 157 is effective for all fiscal years beginning after

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 15, 2007, with earlier application encouraged. The Company does not believe that SFAS No. 157 will have a material impact on the Company's financial position, results of operations or cash flows.

         In September 2006, the SEC issued Staff Accounting Bulletin No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING
MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108"), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact on both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements that were not deemed material under a company's prior approach but are material under the SAB 108 approach. SAB 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB 108 did not have a material impact on the financial position, results of operations or cash flows of the Company.

         In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES -- AN INTERPRETATION OF FASB STATEMENT NO. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the application of FIN 48 will have on its results of operations and financial condition.

         In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe that SFAS No. 155 will have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 - ACCOUNTS AND NOTE RECEIVABLE

         At December 31, 2006 a note receivable from Azteca Productions International ("Azteca") was outstanding in the amount of $2,799,460. The note is receivable in monthly installments over thirty-one months beginning March 1, 2006. The payments are $50,000 per month for the first 5 months, then range from $133,000-$267,000 per month until paid in full. At December 31, 2005, accounts receivable from Azteca, a significant customer in 2005, was approximately $10,968,000 less a reserve of $7,528,000. In February 2006, the Company accepted a note agreement from Azteca which provided for total payments including principal and interest of $4.0 million in exchange for the net outstanding accounts receivable balance. The value of the note receivable recorded effective at December 31, 2005 reflected a $560,000 charge to the face value to discount the note, using a 10.5% discount rate, to its net present value. The Azteca accounts receivable, net at December 31, 2005 was reclassified on the accompanying consolidated balance sheets to note receivable to reflect this subsequent settlement. The following summarizes the future minimum payments of the note receivable:

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDING DECEMBER 31,                                             Amount
---------------------------------------------------------           -----------
2007 ....................................................           $ 1,599,996
2008 ....................................................             1,483,339
                                                                    -----------
Total payments ..........................................             3,083,335
Less amount representing interest .......................              (283,875)
                                                                    -----------
Balance at December 31, 2006 ............................             2,799,460
Less current portion ....................................             1,378,491
                                                                    -----------
Long-term portion .......................................           $ 1,420,969
                                                                    ===========

         Accounts receivable are included on the accompanying consolidated balance sheet net of an allowance for doubtful accounts. The total allowance for doubtful accounts at December 31, 2006 was $71,500. The total allowance for doubtful accounts at December 31, 2005 was $1,188,758, after reclassification of the net Azteca receivable to note receivable.

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

NOTE 3 - FACTORING AGREEMENT

         The Company entered into a factoring agreement with East Asia Heller in 2004 for the purchase of eligible receivables from its Hong Kong subsidiary, Tag-It Pacific (HK) Limited. The factor may purchase eligible accounts receivable and assume the credit risk with respect to those accounts for which they have given their prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with the Company. The Company pays a fixed commission rate and may borrow up to 80% of its eligible accounts receivable. Interest is charged at 1.5% over the Hong Kong Dollar prime rate (7.75% and 7.75% at December 31, 2006 and 2005). However, during 2005 and 2006 the factor declined to advance funds to the Company under this agreement. Accordingly, as of December 31, 2006, and 2005 there were no outstanding advances from the factor.

NOTE 4 - DEMAND NOTES PAYABLE TO RELATED PARTIES

         Demand notes payable to related parties consist of the following:

                                                  Year Ended December 31,
                                                --------------------------------
                                                    2006                2005
                                                ------------        ------------

Two notes payable  issued from  1995-1998 to
parties   related  to  or  affiliated   with
directors of the Company with interest rates
ranging  from 0% to 10% per  annum,  due and
payable  on  the   fifteenth  day  following
delivery of written demand for payment ......   $     85,176        $     85,176

Convertible secured note payable issued in October 2000 to a director of the Company bears interest at 11%, payable quarterly, is due on demand and convertible into common stock at the election of the holder at a rate of $4.50 per share, the market

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of the  Company's  common stock on the
date of approval by the  Company's  Board of
Directors.    The   note   is   secured   by
substantially all of the Company's assets ...        500,000             500,000

Unsecured notes payable to a director of the
Company  accrue  interest at 7% and 8.5% per
annum,  principal and interest due on demand
and fifteen days from demand ................         79,795              79,795
                                                ------------        ------------
                                                $    664,971        $    664,971
                                                ============        ============

         Interest expense related to the demand notes payable to related parties for the years ended December 31, 2006, 2005 and 2004 amounted to $67,753, $67,753, and $81,628. Included in accrued expenses at December 31, 2006 and 2005 was $515,738 and $447,986 of related accrued interest. There was no interest paid on the demand notes during the years ended December 31, 2006 and 2005.

NOTE 5 - CAPITAL LEASE OBLIGATIONS

         The Company financed equipment purchases through various capital lease obligations expiring through August 2010. These obligations bear interest at various rates ranging from 4.6% to 15% per annum. Future minimum annual payments under these capital lease obligations are as follows:

YEARS ENDING DECEMBER 31,                                             Amount
---------------------------------------------------------           -----------
2007 ....................................................           $   505,029
2008 ....................................................               336,970
2009 ....................................................               184,606
2010 ....................................................                   430
                                                                    -----------
Total payments ..........................................             1,027,035
Less amount representing interest .......................              (119,574)
                                                                    -----------
Balance at December 31, 2006 ............................               907,461
Less current portion ....................................               432,728
                                                                    -----------
Long-term portion .......................................           $   474,733
                                                                    ===========

         At December 31, 2006, total property and equipment under capital lease obligations and related accumulated depreciation was $3,533,154 and $1,178,469, respectively. At December 31, 2005, total property and equipment under capital lease obligations and related accumulated depreciation was $3,468,721 and $661,533, respectively.

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE

         Notes payable consist of the following:

                                                    Year Ended December 31,
                                                --------------------------------
                                                   2006                2005
                                                ------------        ------------
$765,000 note payable to First National Bank
dated  June  3,  2004;   interest  at  6.5%;
payable in eighty-four  monthly  payments of
principal  and interest of $5,746  beginning
July  2004;  twenty-year  amortization,  all
unpaid  principal  and  interest due June 3,
2011 (seven  years);  secured by building in
North Carolina ..............................   $    712,950        $    734,787

$880,000 note payable to First National Bank
dated  November 22, 2004;  interest at 6.5%;
payable  in  sixty   monthly   payments   of
principal and interest of $17,254  beginning
December  2004;  all  unpaid  principal  and
interest due  November 22, 2009;  secured by
manufacturing equipment .....................        548,068             713,068

$1,650,000 note payable to Hennigan, Bennett
& Dorman,  LLP dated May 31, 2006;  interest
at  3.0%;   payable  in   fourteen   monthly
payments of principal and interest beginning
June  2006,  of  $50,000  for the  first two
payments,  and  $133,333 for the next twelve
months   thereafter   until  July  1,  2007;
secured by the note receivable ..............        907,703                --
                                                ------------        ------------
      Notes Payable..........................      2,168,721           1,447,855
      Less Current portion...................      1,107,207             186,837
                                                ------------        ------------
Notes payable, net of current portion .......   $  1,061,514        $  1,261,018
                                                ============        ============

         Future minimum annual payments under these notes payable obligations are as follows:

YEARS ENDING DECEMBER 31,                                               Amount
-------------------------------------------------------               ----------
2007 ..................................................               $1,107,207
2008 ..................................................                  213,030
2009 ..................................................                  210,218
2010 ..................................................                   28,301
2011 and thereafter ...................................                  609,965
                                                                      ----------
Total .................................................               $2,168,721
                                                                      ==========

NOTE 7 - SECURED CONVERTIBLE PROMISSORY NOTES

         On November 10, 2004, the Company raised $12.5 million from the sale of Secured Convertible Promissory Notes (the "Notes") to existing shareholders. The Notes are convertible into common stock at a price of $3.65 per share, bear interest at 6% payable quarterly, are due November 9, 2007 and are secured by the TALON trademarks. The Notes are convertible at the option of the holder at any time after closing. The Company may repay the Notes at any time after one year from the closing date with a 15% prepayment penalty. At maturity, the Company may repay the Notes in cash or require conversion if certain conditions are met. In connection with the issuance of the Notes, the Company issued to the Note holders, warrants to purchase up to 171,235 shares of common stock. The warrants have a term of five years, an exercise price of $3.65 per share and vested 30 days after closing. The fair value of the warrants was estimated at

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $96,000 utilizing the Black-Scholes model and recorded as a discount against the face value of the Notes. The discount is amortized over the three-year term of the Notes on a straight-line basis. The Company has registered the resale by the holders of the shares issuable upon conversion of the Notes and exercise of the warrants. In connection with this financing, the Company paid the placement agent $704,000 in cash, and issued the placement agent a warrant to purchase 215,754 common shares at an exercise price of $3.65 per share. The warrant is exercisable beginning May 10, 2005 through November 10, 2009. The fair value of the warrant was estimated at $93,815 utilizing the Black-Scholes model and recorded as deferred financing costs which are amortized over the three- year term of the Notes. The full amount of principal under these secured convertible promissory notes is due November 7, 2007. (See Item 7. Management's Discussion and Analysis).

NOTE 8 - STOCKHOLDERS' EQUITY AND CONVERTIBLE REDEEMABLE PREFERRED STOCK

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

SERIES D PREFERRED STOCK PRIVATE PLACEMENT TRANSACTION

         On December 18, 2003, the Company sold an aggregate of 572,818 shares of non-voting Series D Convertible Preferred Stock, at a price of $44.00 per share, to institutional investors and individual accredited investors in a private placement transaction. The Company received net proceeds of $23,083,693 after commissions and other offering expenses. The Series D Convertible
Preferred Stock was convertible after approval at a special meeting of stockholders at a rate of 10 common shares for each share of Series D Convertible Preferred Stock. Except as required by law, the Series D Preferred shares had no voting rights. The Series D Preferred shares accrued dividends, commencing on June 1, 2004, at an annual rate of 5% of the initial stated value of $44.00 per share, payable quarterly. In the event of a liquidation, dissolution or winding-up of the Company, the Series D Preferred shares would have been entitled to receive, prior to any distribution on the common stock, a distribution equal to the initial stated value of the shares plus all accrued and unpaid dividends.

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

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company has registered the common shares issued upon conversion of the Series D Convertible Preferred Stock for resale by the investors. In conjunction with the private placement transaction the Company issued a warrant to purchase 572,818 common shares to the placement agent. The warrant is exercisable beginning June 18, 2004 through December 18, 2008. The fair value of the warrant was estimated at approximately $165,000 utilizing the Black-Scholes model and was recorded as a reduction of the proceeds from the placement of the Series D Convertible Preferred Stock. The Company has determined that this transaction did not result in a beneficial conversion feature.

SERIES  C  PREFERRED  STOCK  PURCHASE  AGREEMENT  AND  CO-MARKETING  AND  SUPPLY
AGREEMENT

         In accordance with the Series C Preferred Stock Purchase Agreement entered into with Coats North America Consolidated, Inc. ("Coats") on September 20, 2001, the Company issued 759,494 shares of Series C Convertible Redeemable Preferred Stock to Coats North America Consolidated, Inc. in exchange for an equity investment from Coats of $3,000,001 cash. The Series C Preferred shares were convertible at the option of the holder after one year at the rate of the closing price multiplied by 125% of the ten-day average closing price prior to closing. The Series C Preferred shares were redeemable at the option of the holder after four years. If the holders elected to redeem the Series C Preferred shares, the Company had the option to redeem for cash at the stated value of $3,000,001 or in the form of the Company's common stock at 85% of the market price of the Company's common stock on the date of redemption. If the market price of the Company's common stock on the date of redemption was less than $2.75 per share, the Company was required to redeem for cash at the stated value of the Series C Preferred shares. The Company could elect to redeem the Series C Preferred shares at any time for cash at the stated value. The terms of the Series C Preferred shares provided for cumulative dividends at a rate of 6% of the stated value per annum, payable in cash or the Company's common stock. The dividends were payable at the earlier of the declaration of the Board, conversion or redemption. Each Series C Preferred share had the right to vote for each of the Company's common shares that the Series C Preferred shares could then be converted into on the record date. Total legal and other costs associated with this transaction of $105,000 were netted against the $3,000,001 proceeds received from Coats.

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

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         On September 30, 2000, the Company purchased inventory from GICISA in exchange for an unsecured note payable in the amount of $2,830,024. The note payable was non-interest bearing and was due April 1, 2002. The Company imputed interest for the holding period of the note amounting to $272,000. The note was subordinate to the obligations due under a credit facility with UPS Capital. The note payable balance at December 21, 2001 was $2,767,182, net of imputed interest of $62,842.

         On December 21, 2001, the Company entered into an Asset Purchase Agreement with Talon, Inc. and GICISA. Pursuant to the Asset Purchase Agreement, the Company acquired from Talon, Inc. and GICISA: (1) certain inventory and equipment, (2) all patent rights held by Talon, Inc. and (3) all of Talon's rights to its trade names and trademarks bearing the TALON name. In addition, the Asset Purchase Agreement terminated the exclusive 10-year license and distribution agreement, dated as of April 3, 2000 by and among the Company, GICISA and Talon, Inc.

         Under the Asset Purchase Agreement, the Company issued to Talon, Inc. 500,000 shares of common stock, par value $0.001 per share, a promissory note in the amount of $4,900,000 and $100,000 in cash held in escrow. The Asset Purchase Agreement required Talon, Inc. to place 50,000 shares of the Company's common stock and $100,000 in escrow for a period of 12 months to satisfy any indemnification claims the Company may have under the Asset Purchase Agreement. The common stock was valued at the market value of the Company's stock on the date of closing. The promissory note was unsecured, and accrued interest at prime plus 2%. In connection with the Asset Purchase Agreement, the Company also entered into a mutual release with Talon, Inc. and GICISA pursuant to which Talon, Inc. and GICISA released the Company from its obligations under the unsecured note payable of $2,830,024 dated September 30, 2000 and other current liabilities under the Exclusive License and Distribution Agreement. Further, 850,000 shares of the Company's series B convertible preferred stock held by GICISA were canceled at the closing of the Asset Purchase Agreement. The balance of the unsecured promissory note was $1.4 million at December 31, 2004. The unsecured promissory note and all outstanding obligations due under the note payable were paid in full as of June 1, 2005.

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

STOCK GRANT AGREEMENT

         Pursuant to Stock Grant Agreements between the Company and Herman Roup, dated December 1, 2001, January 1, 2002 and July 17, 2002, the Company issued to Mr. Roup an aggregate 20,500 shares of common stock in 2004 for services provided to the Company valued at $74,825.

EXCLUSIVE LICENSE AND INTELLECTUAL PROPERTY RIGHTS AGREEMENT

         On April 2, 2002, the Company entered into an Exclusive License and Intellectual Property Rights Agreement (the "Agreement") with Pro-Fit Holdings Limited ("Pro-Fit"). The Agreement gives the Company the exclusive rights to sell or sublicense waistbands manufactured under patented technology developed by Pro-Fit for garments manufactured anywhere in the world for the United States market and all United States brands. In accordance with the Agreement, the Company issued 150,000 shares of its common stock which were recorded at the market value of the stock on the date of the Agreement. The shares contain restrictions related to the transfer of the shares and registration rights. The Agreement has an indefinite term that extends for the duration of the trade secrets licensed under the Agreement. The Company has recorded an intangible asset amounting to $577,500 and is amortizing this asset on a straight-line basis over its estimated useful life of five years. The Company is currently in litigation with this supplier (See Notes 1 and 13).

NOTE 9 - STOCK OPTION INCENTIVE PLAN AND WARRANTS

STOCK OPTION INCENTIVE PLAN

          On October 1, 1997, the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan"), which authorized the granting of a variety of stock-based incentive awards. The Board of Directors, who determines the recipients and terms of the awards granted, administers the 1997 Plan. On July 31, 2006 at the Company's annual meeting of stockholder's two amendments to the 1997 Stock Plan were approved which (1) increased the maximum number of shares of common stock that may be issued pursuant to awards granted under the 1997 Plan from 3,077,500 shares to 6,000,000 shares, and (2) increased the number of shares of common stock that may be issued pursuant to awards granted to any individual under the plan in a single year to 50% of the total number of shares available under the plan.

          The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company's stock on the date of the grant for years prior to 2006, and for the year ended December 31, 2006, the average market price of the Company's stock for the five trading days prior to the date of the grant; those option awards generally vest over periods determined by the Board from immediate to 4 years of continuous service, and have 10 year contractual terms.

         As of December 31, 2006, the Company may issue awards to acquire up to a total of 2,321,977 shares of common stock under the 1997 Plan, and there were awards issued and outstanding under the Plan to acquire a total of 3,452,635 shares of common stock, including options issued to a consultant to acquire 75,000 shares of common stock at $0.57 per share. During 2006 the Company issued options outside the Plan to employees to acquire 1,625,000 shares of stock at an average exercise price of $0.46 per share, and granted 135,135 shares of stock to an employee with a fair market value of $50,000.

      The following table summarizes all options issued to employees and directors including those issued outside the plan.

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes the activity for the periods:

                                                                       Weighted
                                                                        Average
                                                           Number      Exercise
Employee and Director                                    of Shares      Price
-----------------------------------------------------   ----------    ----------
Options outstanding - January 1, 2004 ...............    1,978,000    $     3.55
     Granted ........................................         --      $     --
     Exercised ......................................     (115,375)   $     3.36
     Canceled .......................................     (120,625)   $     4.00
                                                        ----------    ----------
Options outstanding - December 31, 2004 .............    1,742,000    $     3.53
     Granted ........................................      425,000    $     3.22
     Exercised ......................................       (1,250)   $     3.63
     Canceled .......................................     (332,750)   $     3.50
                                                        ----------    ----------
Options outstanding - December 31, 2005 .............    1,833,000    $     3.46
     Granted ........................................    3,471,135    $     0.31
     Canceled .......................................     (301,500)   $     3.56
                                                        ----------    ----------
Options outstanding - December 31, 2006 .............    5,002,635    $     1.41
                                                        ==========    ==========

         The Company has also issued certain warrants and options to non-employees. As of December 31, 2006, there were warrants issued to acquire a total of 1,243,813 shares of common stock, and options to acquire 75,000 shares of common stock outstanding to non-employees. During 2006 the Company issued 90,253 shares of stock to a consultant in exchange for services with a fair market value of $51,000.

         The following table summarizes the activity for the periods:

                                                                       Weighted
                                                                        Average
                                                           Number      Exercise
NON-EMPLOYEES                                            of Shares      Price
------------------------------------------------------  ----------    ----------
Options & warrants outstanding - January 1, 2004 .....   1,277,885    $     4.58
     Granted .........................................     416,989    $     3.65
     Exercised .......................................     (80,901)   $     2.68
     Canceled ........................................     (35,000)   $     4.55
                                                        ----------    ----------
Options & warrants outstanding - December 31, 2004 ...   1,578,973    $     4.35
     Granted .........................................        --      $     --
     Exercised .......................................     (68,494)   $     3.65
     Canceled ........................................    (133,332)   $     4.54
                                                        ----------    ----------
Options & warrants outstanding - December 31, 2005 ...   1,377,147    $     4.36
     Granted .........................................      75,000    $     0.57
     Exercised .......................................        --      $     --
     Canceled ........................................    (133,334)   $     4.54
                                                        ----------    ----------
Options & warrants outstanding - December 31, 2006 ...   1,318,813    $     4.13
                                                        ==========    ==========

         The Company's determination of fair value of share-based payment awards to employees and directors on the date of grant uses the Black-Scholes model and the assumptions noted in the following table for the years ended December 31, as indicated. Expected volatilities are based on the historical volatility of the Company's stock price and other factors. These variables include, but are not limited to, the expected stock price volatility over the expected term of the awards, and actual and projected

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employee stock option exercise behaviors. The expected option term is estimated using the "safe harbor" provisions under SAB 107. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of the grant.

                                             2006          2005         2004(1)
                                            -------       -------       -------
Expected volatility ....................         65%           64%          n/a
Expected term in years .................    6.1 yrs       1.2 yrs           n/a
Expected dividends .....................       --            --             n/a
Risk-free rate .........................        4.5%          2.0%          n/a

(1)      No share-based grants were made in 2004.

A summary of the option activity under the 1997 Plan as of December 31, 2006, and changes during the year then ended is as follows:

                                                                     Weighted
                                                        Weighted      Average
                                                         Average     Remaining
                                          Number of     Exercise    Contractual   Intrinsic
Employee and Director                       Shares       Price      Life (Years)    Value
---------------------------------------   ----------   ----------   -----------   ----------
Outstanding at December 31, 2006 ......    5,002,635   $     1.41          7.90   $1,875,639
Vested and Expected to Vest ...........    4,927,355   $     1.43          7.88   $1,837,150
Exercisable ...........................    2,223,968   $     2.51          6.25   $  447,389

         The weighted average grant-date fair value of options granted to employee's and director's during the years ended December 31, 2006 and 2005 were $0.31 and $0.76, respectively. There were no grants in 2004. The total intrinsic value of options exercised during the years ended December 31, 2005 and 2004 was $1,700, and $130,000, respectively. There were no options exercised in 2006.

                                                                       Weighted
                                                          Weighted      Average
                                                           Average     Remaining
                                             Number of    Exercise    Contractual  Intrinsic
NON-EMPLOYEE OPTIONS & WARRANTS:              Shares       Price      Life (Years)   Value
-----------------------------------------   ----------   ----------   -----------  ----------
Outstanding at December 31, 2006 ........    1,318,813   $     4.13         2.28   $   34,500
Vested and Expected to Vest .............    1,318,813   $     4.13         2.28   $   34,500
Exercisable .............................    1,318,813   $     4.13         2.28   $   34,500

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The weighted average grant-date fair value of options and warrants granted to non-employees during the years ended December 31, 2006, and 2004 was $0.57 and $3.70, respectively. There were no grants in 2005. The total intrinsic value of options and warrants exercised during the years ended December 31, 2005 and 2004 was $91,000 and $135,000, respectively. There were no options exercised in 2006. The fair value of the awards approximates the values expensed for pro-forma purposes for these periods.

         As of December 31, 2006, there was $645,248 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted, including warrants. This cost is expected to be recognized over the weighted-average period of 2.0 years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $236,000, $217,000 and $1,597,000, respectively.

         When options are exercised, the Company's policy is to issue previously registered, unissued shares of common stock. As of December 31, 2006, the Company had 2,321,977 unissued shares of common stock available in its 1997 Plan. On July 31, 2006, at the annual shareholders meeting an amendment to the 1997 Stock Incentive Plan was adopted to increase the number of authorized shares under the 1997 Plan to a total of 6,000,000 shares. The additional plan shares authorized on July 31, 2006 of 2,922,500 shares have not yet been registered.

NOTE 10 - INCOME (LOSS) PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations:

                                    December 31, 2006                              December 31, 2005
                       ------------------------------------------   -------------------------------------------
                          Income         Shares       Per Share         Loss            Shares      Per Share
Years ended:            (Numerator)   (Denominator)     Amount       (Numerator)    (Denominator)     Amount
--------------------   ------------   ------------   ------------   ------------    ------------   ------------
Basic income (loss):
pershare:
    Income (loss)
    available
    to common
    stockholders ...   $    309,303     18,377,484   $       0.02   $(29,537,709)     18,225,851   $      (1.62)

Effect of dilutive
securities:
    Options ........           --          578,312           0.00           --              --             --
    Warrants .......           --             --             --             --              --             --
                       ------------   ------------   ------------   ------------    ------------   ------------
Income (loss)
available to common
stockholders .......   $    309,303     18,955,796   $       0.02   $(29,537,709)     18,225,851   $      (1.62)
                       ============   ============   ============   ============    ============   ============


                                    December 31, 2004
                       ------------------------------------------
                           Loss          Shares       Per Share
Years ended:            (Numerator)   (Denominator)     Amount
--------------------   ------------   ------------   ------------
Basic income (loss):
pershare:
    Income (loss)
    available
    to common
    stockholders ...   $(17,639,47)     17,316,202   $      (1.02)

Effect of dilutive
securities:
    Options ........           --             --            --
    Warrants .......           --             --            --
                       ------------   ------------   ------------
Income (loss)
available to common
stockholders .......   $(17,639,47)     17,316,202   $      (1.02)
                       ============   ============   ============

         Warrants to purchase 1,243,813 shares of common stock at between $3.50 and $5.06; options to purchase 1,642,500 shares of common stock at between $1.27 and $5.23; convertible debt of $12,500,000 convertible at $3.65 per share, and other convertible debt of $500,000 convertible at $4.50 per share were outstanding for the year ended December 31, 2006, but were not included in the computation of diluted loss per share because the effect of exercise or conversion would have an antidilutive effect on the income per share.

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

NOTE 11 - 2005 RESTRUCTURING PLAN

         In an effort to better align the Company's organizational and cost structures with its future growth opportunities, in August 2005 the Company's Board of Directors adopted a restructuring plan for the Company that was substantially completed by December 2005. The plan included restructuring the Company's global operations by eliminating redundancies in its Hong Kong operation, closing its Mexican facilities, converting its Guatemala facility from a manufacturing site to a distributor, and closing its North Carolina manufacturing facility. The Company also refocused its sales efforts on higher margin products, which may have resulted in lower net sales with certain customers. As a result, the Company now operates with fewer employees and reduced associated operating and manufacturing expenses. The Company recorded charges in connection with its restructuring plan in accordance with SFAS No. 146 (As Amended), "Accounting for Costs Associated with Exit or Disposal Activities." In addition, the Company's restructuring plan resulted in the carrying value of certain long-lived assets, primarily equipment, being impaired. Accordingly, in 2005 the Company recorded a charge to recognize the impairment of these assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets.

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

         Restructuring costs recorded in 2005 were $6,371,000. Restructuring costs include $3,447,000 of inventory write-downs, restructuring charges of $2,474,000 consisting of $2,036,000 for the impairment of long-lived assets, primarily machinery and equipment, $170,000 of one-time employee termination benefits and other costs of $268,000, which were fully paid by the end of 2005. In addition, an impairment charge to goodwill in the amount of $450,000 was recorded. This goodwill was associated with an acquisition made to benefit the Central and South American operations. Since these operations are being exited, management concluded that this goodwill was impaired and should be written off. These restructuring costs were recorded in the Consolidated Statement of Operations for the year ended December 31, 2005 in the following line items and amounts:

Cost of goods sold .........................................          $3,447,000
Operating expenses:
   General & administrative expenses .......................             450,000
   Restructuring charges ...................................           2,474,000
                                                                      ----------
Total restructuring costs ..................................          $6,371,000
                                                                      ==========

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES

         The components of the provision (benefit) for income taxes included in the consolidated statements of operations are as follows:

                                              Year Ended December 31,
                                  ----------------------------------------------
                                     2006              2005              2004
                                  ----------        ----------        ----------
Current:
     Federal .............        $   29,900        $   55,479        $  405,632
     State ...............             4,000             4,000            71,582
                                  ----------        ----------        ----------
                                      33,900            59,479           477,214
Deferred:
     Federal .............              --             850,000         1,530,000
     State ...............              --             150,000           270,000
                                  ----------        ----------        ----------
                                        --           1,000,000         1,800,000
                                  ----------        ----------        ----------
                                  $   33,900        $1,059,479        $2,277,214
                                  ==========        ==========        ==========

         A reconciliation of the statutory Federal income tax rate with the Company's effective income tax rate is as follows:

                                                                Year Ended December 31,
                                                        ---------------------------------------
                                                           2006          2005           2004
                                                        ----------    ----------     ----------
Current:
  Federal statutory rate ...............................      34.0%        (34.0)%        (34.0)%
  State taxes net of federal benefit ...................       2.3          (5.8)          (6.0)
  Income earned from foreign subsidiaries ..............      18.7           0.2            3.1
  Net operating loss valuation allowance adjustments ...     (71.7)         43.5           51.3
   Change in effective state tax rate ..................      22.4          --             --
  Other ................................................       4.2          (0.2)           0.5
                                                        ----------    ----------     ----------
                                                               9.9%          3.7 %         14.9 %
                                                        ==========    ==========     ==========

         Income (loss) before income taxes is as follows:

                                          Year Ended December 31,
                           ----------------------------------------------------
                               2006                2005                2004
                           ------------        ------------        ------------
omestic ...........        $ (1,341,475)       $(28,724,518)       $(17,574,926)
Foreign ............          1,684,678             246,288           2,243,172
                           ------------        ------------        ------------
                           $    343,203        $(28,478,230)       $(15,331,754)
                           ============        ============        ============

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The primary components of temporary differences which give rise to the Company's deferred tax assets and deferred tax liabilities are as follows:

                                                     Year Ended December 31,
                                                 ------------------------------
                                                     2006              2005
                                                 ------------      ------------
Net deferred tax asset:
     Net operating loss carry-forwards .....     $ 19,053,346      $ 20,820,849
     Depreciation and amortization .........         (551,643)         (442,909)
     Bad debt reserve ......................           17,961           403,494
     Related party interest ................          189,605           160,996
     Inventory reserve .....................          289,813           448,674
     Other .................................          225,656            56,343
                                                 ------------      ------------
                                                   19,224,738        21,447,447
     Less:  Valuation Allowance ............      (19,224,738)      (21,447,447)
                                                 ------------      ------------
                                                 $       --        $      --
                                                 ============      ============

         At December 31, 2006, Tag-It Pacific, Inc. had Federal and state net operating loss carry-forwards (or "NOLs") of approximately $53.6 million and $13.9 million, respectively. The Federal NOL is available to offset future taxable income through 2024, and the state NOL expires in 2014. Section 382 of the Internal Revenue Code places a limitation on the realizability of net operating losses in future periods if the ownership of the Company has changed more than 50% within a three-year period. As of December 31, 2006, some of our net operating losses may be limited by the Section 382 rules. The amount of such limitations, if any, has not yet been determined.

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

         In 2006 and in prior years, the Company determined, based upon its cumulative operating losses, that it was more likely than not that it would not be in a position to fully realize all of its deferred tax assets in future years. Accordingly, at December 31, 2006 the Company has recorded a valuation allowance of $19.2 million, which reduces the carrying value of its net deferred tax assets to $0. For the year ended December 31, 2006 the Company recorded operating income and various rate and tax timing differences and the value of its net deferred tax assets declined by $2.2 million. Accordingly, a corresponding reduction in the valuation allowance was made, which retained the carrying value of the Company's net deferred tax assets at $0. During 2005 the Company incurred additional operating losses which resulted in an increase in the Company's net deferred tax assets by $11.5 million. Accordingly, it was determined that the valuation allowance from 2004 be increased by $12.5 million to $21.4 million, which reduced the carrying value of its net deferred tax assets to $0 at December 31, 2005. In 2004 the Company recorded a valuation allowance of

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$8.9 million based upon its cumulative operating losses, and reduced the carrying value of its net deferred tax asset to $1.0 million at December 31, 2004.

         The Company intends to maintain a valuation allowance for its deferred tax assets until sufficient evidence exists to support the reversal or reduction of the allowance. At the end of each period, the Company will review supporting evidence, including the performance against sales and income projections, to determine if a release of the valuation allowance is warranted. If in future periods it is determined that it is more likely than not that the Company will be able to recognize all or a greater portion of its deferred tax assets, the Company will at that time reverse or reduce the valuation allowance.

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

         The Company has not provided withholding of U.S. federal income taxes on undistributed earnings of its foreign subsidiaries because the Company intends to reinvest those earnings indefinitely or any taxes on these earnings will be offset by the approximate credits for foreign taxes paid. It is not practical to determine the U.S. federal tax liability, if any, which would be payable if such earnings were not invested indefinitely.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

         The future minimum lease commitments at December 31, 2006 are as follows:

Years Ending December 31,                                               Amount
---------------------------------------------------------             ----------
2007 ....................................................             $  437,226
2008 ....................................................                407,224
2009 ....................................................                346,184
2010 ....................................................                213,364
2011 and thereafter .....................................                 16,757
                                                                      ----------
   Total minimum payments ...............................             $1,420,755
                                                                      ==========

         Total rental expense for the years ended December 31, 2006, 2005 and 2004 aggregated $640,864, $750,536, and $696,590, respectively.

PROFIT SHARING PLAN

         In October 1999, the Company established a 401(k) profit-sharing plan for the benefit of eligible employees. The Company may make annual contributions to the plan as determined by the Board of Directors. Total contributions for the years ended December 31, 2006 and 2005 amounted to $22,276 and $16,807, respectively. There were no contributions made during the year ended December 31, 2004.

                            TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINGENCIES

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

         On October 12, 2005, a shareholder class action complaint-- HUBERMAN V. TAG-IT PACIFIC, INC., ET AL., Case No. CV05-7352 R(Ex)--was filed against us and certain of our current and former officers and directors in the United States District Court for the Central District of California alleging claims under
Section 10(b) and Section 20 of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The action is brought on behalf of all purchasers of our publicly-traded securities during the period from November 14, 2003 to August 12, 2005. On January 23, 2006 the court heard competing motions for appointment of lead plaintiff/counsel and appointed Seth Huberman as lead plaintiff. The lead plaintiff thereafter filed an amended complaint on March 13, 2006. The amended complaint alleges that defendants made false and misleading statements about the company's financial situation and its relationship with certain of its large customers during a purported class period between November 13, 2003 and August 12, 2005. It purports to state claims under Section 10(b)/Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. The Company filed a motion to dismiss the amended complaint, which motion was denied by the court on July 17, 2006. On December 21, 2006 the court established a trial date of May 1, 2007 and ordered completion of discovery by March 19, 2007. On February 20, 2007 the court denied class certification. Plaintiff has moved the court to reconsider the ruling, and also to intervene a new plaintiff to pursue class certification. Both of those motions were denied on April 2, 2007. In addition, the same day, the Court granted Defendants' motion for summary judgment, and it is anticipated that the Court will enter a judgment in favor of all Defendants shortly. It is possible that Plaintiff will appeal the summary judgment and class certification rulings. The Company believes that this matter will be resolved in trial or in settlement within the limits of its insurance coverage, however the outcomes of this action or an estimate of the potential losses, if any, related to the lawsuit cannot be reasonably predicted, and an adverse resolution of any of the lawsuit could potentially have a material adverse effect on our financial position and results of operations.

         On April 16, 2004 the Company filed suit against Pro-Fit Holdings, Limited ("Pro-Fit") in the U.S. District Court for the Central District of California -- TAG-IT PACIFIC, INC. V. PRO-FIT HOLDINGS, LIMITED, CV 04-2694 LGB
(RCx) -- asserting various contractual and tort claims relating to our exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages. It is the Company's position that the agreement with Pro-Fit gives us the exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. On September 17, 2004, Pro-Fit filed an answer denying the material allegations of the complaint and filed counterclaims alleging various contractual and tort claims seeking injunctive relief and damages. We filed a reply denying the material allegations of Pro-Fit's pleading. Pro-Fit has since purported to terminate the exclusive license and intellectual property agreement based on the same alleged breaches of the agreement that are the subject of the parties' existing litigation, as well as on an additional basis. On February 9, 2005, and again on June 16, 2005, we amended our pleadings in the litigation to assert additional breaches by Pro-Fit of its obligations under the agreement and under certain additional letter agreements, and for a declaratory judgment that Pro-Fit's patent No. 5,987,721 is invalid and not

                            TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

infringed by us. Thereafter, Pro-Fit filed an amended answer and counterclaims denying the material allegations of the amended complaint and alleging various contractual and tort claims seeking injunctive relief and damages. Pro-Fit further asserted that we infringed its United States Patent Nos. 5,987,721 and 6,566,285. We filed a reply denying the substantive allegations of the amended counterclaims. On June 5, 2006 the Court denied the Company's motion for partial summary judgment holding that summary adjudification that we did not breach our agreement with Pro-Fit by engaging in certain activities in Columbia was not appropriate. The Court also held that Pro-Fit was not "unwilling or unable" to fulfill orders by refusing to fill orders with goods produced in the United States. The Court did not find that we breached our agreement with Pro-Fit and a trial is required to determine issues concerning our activities in Columbia and whether other actions by Pro-Fit constituted an unwillingness or inability to fill orders. As a result of a change in the law, we dismissed our antitrust claims against Pro-Fit. The court has not yet set a date for trial of this matter. We derive a significant amount of revenue from the sale of products incorporating the stretch waistband technology our business, results of operations and financial condition could be materially adversely affected if the dispute with Pro-Fit is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

         Tag-It Pacific, Inc. has agreements with its foreign subsidiaries that provide for royalty payments to the U.S. parent company for the sales of products carrying the TALON(R) brand name, and that also provide for a cost sharing arrangement associated with various corporate administrative and operations support costs. These agreements may give rise to inquiries and possible disputes by the foreign taxing authority, resulting in the possible disallowance of some of these costs and potentially resulting in higher foreign income taxes than has been provided. The Company believes that its basis of charging these royalties and its allocation of costs to foreign subsidiaries is appropriate under the various taxing agency laws, and that any disagreement or disallowance regarding such costs will not have a material affect on the financial statements of the Company. A subsidiary, Tag-It de Mexico, S.A. de C.V., has operated under the Mexican government's Maquiladora Program, which entitles Tag-It de Mexico to certain favorable treatment as respects taxes and duties regarding certain imports. In July of 2005, the Mexican Federal Tax Authority asserted a claim against Tag-It de Mexico alleging that certain taxes had not been paid on imported products during the years 2000, 2001, 2002 and 2003. In October of 2005, the Company filed a procedural opposition to the claim and submitted documents to the Mexican Tax Authority in opposition to this claim, supporting the Company's position that the claim was without merit. The Mexican Federal Tax Authority failed to respond to the opposition filed, and the required response period by the Tax Authority has lapsed. In addition, a controlled entity incorporated in Mexico (Logistica en Avios, S.A. de C.V.) through which the Company conducted its operations in 2005, may be subjected to a claim or claims from the Mexican Tax Authority, as identified directly above, and additionally to other tax issues, including those arising from employment taxes. The Company believes that any such claim is defective on both procedural and documentary grounds and does not believe there will be a material adverse affect on us.

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

                            TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 14 - GEOGRAPHIC INFORMATION

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

         The Company distributes its products internationally and has reporting requirements based on geographic regions. Long-lived assets are attributed to countries based on the location of the assets and revenues are attributed to countries based on customer delivery locations, as follows:

                                               Year Ended December 31,
                                     -------------------------------------------
                                         2006           2005            2004
                                     -----------     -----------     -----------
Sales:
     United States .............     $ 5,287,236     $ 8,902,734     $ 4,822,935
     Asia ......................      28,974,546      20,005,036      12,785,977
     Mexico ....................       2,476,313       8,526,367      21,452,805
     Dominican Republic ........       9,138,404       5,914,792       9,678,078
     Other .....................       2,948,503       3,982,247       6,369,686
                                     -----------     -----------     -----------
                                     $48,825,002     $47,331,176     $55,109,481
                                     ===========     ===========     ===========
Long-lived Assets:
     United States .............     $ 9,531,659     $ 9,797,110     $12,911,377
     Asia ......................         386,516         226,221         234,746
     Mexico ....................           5,078          23,754         187,721
     Dominican Republic ........         668,067         776,279         866,807
                                     -----------     -----------     -----------
                                     $10,591,320     $10,823,364     $14,200,651
                                     ===========     ===========     ===========

NOTE 15 - MAJOR CUSTOMERS AND VENDORS

         For the year ended December 31, 2006, no single customer represented more than 9% of the Company's consolidated net sales; however the Company's three largest customers represented approximately 18% of consolidated net sales. For the year ended December 31, 2005, no single customer represented more than 10% of consolidated net sales; however, the Company's three largest customers

                            TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

represented approximately 22% of consolidated net sales. Two major customers accounted for approximately 22% of the Company's net sales for the year ended December 31, 2004.

         One major vendor accounted for substantially all of the Company's purchases associated with its TekFit product for the year ended December 31, 2006 and represented 24% of the Company's overall purchases; and three vendors, each representing more than 10% of the Company's purchases, accounted for approximately 45% of the Company's purchases for the year ended December 31, 2006. Three vendors accounted for approximately 39% of the Company's purchases for the year ended December 31, 2005, and four vendors accounted for approximately 70% of the Company's purchases for the year ended December 31, 2004. Included in accounts payable and accrued expenses at December 31, 2006 and 2005 is $2,682,000 and $2,206,000 due to these vendors. Terms are sight to 60 days.

NOTE 16 - RELATED PARTY TRANSACTIONS

         Prior to 2004 the Company operated an apparel trim supply agreement with Tarrant Apparel Group. Two of Tarrant's directors and significant shareholders are also significant shareholders of the Company. In 2004, following negotiations with Tarrant Apparel Group, the Company determined that a significant portion of the obligations due from this customer were uncollectible. Accordingly, included in general and administrative expenses for 2004 are charges of $4.3 million related primarily to the write-down of this receivable and leaving a remaining balance receivable from this customer of $4.5 million at December 31, 2004. An affiliate of the customer repaid the $4.5 million receivable balance over the period from May through December 2005. The Company terminated its supply relationship with Tarrant in 2004; however the Company continues to conduct business with Tarrant on a limited basis. Total sales to Tarrant for the years ended December 31, 2006, 2005 and 2004 were $3,000, $574,000 and $758,000, respectively. As of December 31, 2005, accounts receivable, related party included $0.05 million due from Tarrant. No amounts were due from Tarrant at December 31, 2006.

         Colin Dyne, a director of the Company is a significant shareholder in People's Liberation, Inc., the parent company of Versatile Entertainment, Inc. During 2006 and 2005 the Company had sales of $147,000 and $ 76,000 respectively, to Versatile Entertainment. At December 31, 2006 accounts receivable of $83,400 were outstanding from Versatile Entertainment.

         Due from related parties at December 31, 2006 and 2005 includes $675,137 and $655,489 respectively, of unsecured notes, advances and accrued interest receivable from Colin Dyne,. The notes and advances bear interest at 7.5% and are due on demand.

         Demand notes payable to related parties includes notes and advances to Mark Dyne, the Chairman of the Board of Directors of the Company or to parties related to or affiliated with Mark Dyne. The balance of Demand notes payable to related parties at December 31, 2006 and 2005 was $664,971. See Note 4 for further discussion of these notes, and related accrued interest and interest expense.

         Transportation fees in the amount of $211,000 were paid to or on behalf of a company that Mark Dyne has an ownership interest in for the year ended December 31, 2004. Consulting fees paid to Diversified Investments, a company owned by Mark Dyne, amounted to $150,000 for each of the years ended December 31, 2006, 2005 and 2004.

         Consulting fees of $335,000 were paid for services provided by Colin Dyne, for the year ended December 31, 2006. Brent Cohen and Raymond Musci, both members of the Board of Directors were paid for services provided during the year ended December 31, 2005 in the amount of $24,000, and $21,000, respectively. Mr. Cohen and Kevin Bermiester, a former director of the Company, were paid for services provided during the year ended December 31, 2004 in the amounts of $57,000 and $41,000, respectively.

                            TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - QUARTERLY RESULTS (UNAUDITED)

         Quarterly results for the years ended December 31, 2006 and 2005 are reflected below:

                                                         4TH             3RD             2ND             1ST
--------------------------------------------------   ------------    ------------    ------------    ------------
2006
Revenue ..........................................   $ 10,573,755    $ 13,366,944    $ 14,246,087    $ 10,638,216
Operating income (loss) ..........................   $    170,483    $    552,713    $    817,722    $   (520,032)
Net Income(loss) .................................   $     44,950    $    339,115    $    654,643    $   (729,404)
Basic and diluted income (loss) per share ........   $       0.00    $       0.02    $       0.04    $      (0.04)

2005
Revenue ..........................................   $  9,163,355    $  9,472,898    $ 15,639,646    $ 13,055,277
Operating (loss) income (1,2) ....................   $ (5,002,769)   $(10,281,054)   $(10,907,621)   $ (1,217,771)
Net (loss) income (2) ............................   $ (5,127,754)   $(10,284,874)   $(12,476,638)   $ (1,648,443)
Basic and diluted (loss) per share ...............   $      (0.28)   $      (0.56)   $      (0.68)   $      (0.09)
--------------------------------------------------   ------------    ------------    ------------    ------------

(1) The Company recorded restructuring charges of $6.2 million in the third quarter of 2005 (Note 11).

(2) During 2005, the Company recorded net increases of $3.7 million to reserves for accounts receivable and inventories, and a decrease in net deferred tax asset resulting in a charge to the provision for income taxes of $1 million during 2005.

         Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

NOTE 18 - SUBSEQUENT EVENT (UNAUDITED)

         On April 11, 2007 a favorable verdict was awarded to the plaintiff in a trademark infringement lawsuit in which Azteca Production International, Inc. is a defendant. We have an outstanding note receivable from Azteca (see Note 2), and this adverse ruling against them may impact their ability to repay our note receivable. The outcome of this event or an estimate of the potential impact if any, on the collectibility of our note receivable cannot be reasonably predicted at this time. The failure to collect payments under this note as scheduled could have a material adverse effect on our financial position and results of operations.

                            TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives.

         As of December 31, 2006, we conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2006, our disclosure controls and procedures were effective at a reasonable assurance level.

         During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         Information required by this Item 10 will appear in the proxy statement for the 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation will appear in the proxy statement for the 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in the proxy statement for the 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13. CERTAIN   RELATIONSHIPS   AND   RELATED   TRANSACTIONS   AND   DIRECTOR
         INDEPENDENCE

         Information regarding certain relationships and related transactions will appear in the proxy statement for the 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Information regarding principal accountant fees and services will appear in the proxy statement for the 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

         (a)      FINANCIAL STATEMENTS AND SCHEDULES.

     INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON SCHEDULE II



To the Board of Directors
Tag it Pacific, Inc.
Woodland Hills, California


The audits referred to in our report, dated April 9, 2007 included in the related financial statement schedule as of December 31, 2006 and for the two years ended December 31, 2006, included in the annual report on Form 10-K of Tag-It Pacific, Inc. This financial statement scheduled is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/S/ SINGER LEWAK GREENBAUM & GOLDSTEIN

Los Angeles, California
April 9, 2007

      INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON SCHEDULE II


To the Board of Directors
Tag-It Pacific, Inc.
Los Angeles, California


The audit referred to in our report, dated March 31, 2005, included the related financial statement schedule as of and for the year ended December 31, 2004 included in the annual report on Form 10-K of Tag-It Pacific, Inc. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


                                            /s/ BDO Seidman, LLP
                                            ------------------------------------

Los Angeles, California
March 31, 2005

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                COLUMN A                     COLUMN B      COLUMN C      COLUMN D      COLUMN E
-----------------------------------------   -----------   -----------   -----------   -----------
                                             Balance at                               Balance at
                                             Beginning                                  End of
DESCRIPTION                                   of year      Additions    Deductions       Year
                                            ===========   ===========   ===========   ===========
2006
Allowance for doubtful accounts deducted
  from accounts receivable in the balance
  sheet .................................   $ 1,189,000   $   198,000   $ 1,315,500   $    71,500
Reserve for obsolescence deducted from
  inventories on the balance sheet ......     7,306,000       557,000     6,621,000     1,242,000
Valuation reserve deducted from Deferred
  tax Assets ............................    21,447,000          --       2,222,000    19,225,000
                                            -----------   -----------   -----------   -----------
                                            $29,942,000   $   755,000   $10,158,500   $20,538,500
                                            ===========   ===========   ===========   ===========

2005
Allowance for doubtful accounts deducted
  from accounts receivable in the balance
  sheet .................................   $ 6,086,000   $ 2,631,000   $ 7,528,000   $ 1,189,000
Reserve for obsolescence deducted from
  inventories on the balance sheet ......     6,365,000     2,538,000     1,597,000     7,306,000
Valuation reserve deducted from Deferred
  tax Assets ............................     8,900,000    12,547,000          --      21,447,000
                                            -----------   -----------   -----------   -----------
                                            $21,351,000   $17,716,000   $ 9,125,000   $29,942,000
                                            ===========   ===========   ===========   ===========
2004
Allowance for doubtful accounts deducted
  from accounts receivable in the balance
  sheet .................................   $ 2,044,000   $ 5,500,000   $ 1,458,000   $ 6,086,000
Reserve for obsolescence deducted from
  inventories on the balance sheet ......     6,125,000     2,240,000     2,000,000     6,365,000
Valuation reserve deducted from Deferred
  tax Assets ............................     1,119,000     7,781,000          --       8,900,000
                                            -----------   -----------   -----------   -----------
                                            $ 9,288,000   $15,521,000   $ 3,458,000   $21,351,000
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

                                       TAG-IT PACIFIC, INC.

                                             /S/ LONNIE D. SCHNELL
                                             -----------------------------------
                                       By:   Lonnie D. Schnell
                                       Its:  Chief Financial Officer


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

        SIGNATURE                        TITLE                         DATE
---------------------------   -----------------------------       --------------
/S/ MARK DYNE                    Chairman of the Board            April 12, 2007
---------------------------          of Directors
Mark Dyne

/S/ STEPHEN FORTE                Chief Executive Officer          April 12, 2007
---------------------------   (Principal Executive Officer)
Stephen Forte                         and Director

/S/ LONNIE D. SCHNELL            Chief Financial Officer          April 12, 2007
---------------------------    (Principal Accounting and
Lonnie D. Schnell                  Financial Officer)

/S/ COLIN DYNE                          Director                  April 12, 2007
---------------------------
Colin Dyne

/S/ JONATHAN BURSTEIN                   Director                  April 12, 2007
---------------------------
Jonathan Burstein

                                        Director                  April 12, 2007
---------------------------
Brent Cohen

/S/ SUSAN WHITE                         Director                  April 12, 2007
---------------------------
Susan White

/S/ RAYMOND MUSCI                       Director                  April 12, 2007
---------------------------
Raymond Musci

/S/ JOSEPH MILLER                       Director                  April 12, 2007
---------------------------
Joseph Miller

/S/ WILLIAM SWEEDLER                    Director                  April 12, 2007
---------------------------
William Sweedler

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   EXHIBIT DESCRIPTION
-------  -----------------------------------------------------------------------
3.1 Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

3.1.2 Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock. Incorporated by reference to Exhibit A to the Rights Agreement filed as Exhibit 4.1 to Current Report on Form 8-K filed as of November 4, 1998.

3.1.3 Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-KSB, filed March 28, 2000.

3.1.4 Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1.3 to Form 8-K filed on August 4, 2006.

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

EXHIBIT
NUMBER   EXHIBIT DESCRIPTION
-------  -----------------------------------------------------------------------
10.7(2) Amended and Restated 1997 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 13, 2006.

10.8(2) Form of Non-statutory Stock Option Agreement. Incorporated by reference to Exhibit 10.30 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

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

EXHIBIT
NUMBER   EXHIBIT DESCRIPTION
-------  -----------------------------------------------------------------------
10.21 Form of Investor Rights Agreements dated December 28, 2001. Incorporated by reference to Exhibit 99.4 to Form 8-K filed on January 23, 2002.

10.22    (1)  Intellectual  Property  Rights  Agreement,  dated  April 2,  2002,
         between  the  Company  and  Pro-Fit  Holdings,   Ltd.  Incorporated  by
         reference to Exhibit 10.69 to Form 10-K/A filed on October 1, 2003.

10.23 Common Stock Purchase Warrant dated December 18, 2003 between the Company and Sanders Morris Harris Inc. Incorporated by reference to
         Exhibit 99.4 to Form 8-K filed on December 22, 2003.

10.24 Form of Secured Convertible Promissory Note, dated as of November 9, 2004. Incorporated by reference to Exhibit 10.2 to Form S-3 filed on December 9, 2004.

10.25 Form of Common Stock Purchase Warrant, dated as of November 9, 2004. Incorporated by reference to Exhibit 10.3 to Form S-3 filed on December 9, 2004.

10.26 Trademark Security Agreement, dated as of November 9, 2004, among the Registrant and the Secured Parties identified on the signature page thereto. Incorporated by reference to Exhibit 10.4 to Form S-3 filed on December 9, 2004.

10.27 Registration Rights Agreement, dated as of November 9, 2004, among the Registrant, Sanders Morris Harris Inc. and the Purchasers identified therein. Incorporated by reference to Exhibit 10.5 to Form S-3 filed on December 9, 2004.

10.28 Common Stock Purchase Warrant dated as of November 9, 2004, issued by the Registrant in favor of Sanders Morris Harris Inc. Incorporated by reference to Exhibit 10.7 to Form S-3 filed on December 9, 2004.

10.29(2) Executive  Employment  Agreement  dated  March  16,  2006  between  the
         Registrant and Stephen P. Forte.  Incorporated  by reference to Exhibit
         10.1 to Form 10-Q filed on May 22, 2006.

10.30(2) Employment offer letter dated March 16, 2006 between the Registrant and Wouter van Biene. Incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 22, 2006.

10.31(2) Employment offer letter dated March 16, 2006 between the Registrant and Lonnie D. Schnell. Incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 22, 2006.

10.32(2) Employment offer letter dated March 16, 2006 between the Registrant and Jonathan Burstein. Incorporated by reference to Exhibit 10.4 to Form 10-Q filed on May 22, 2006.

10.33(2) Consulting  Agreement  dated January 1, 2007 between the Registrant and
         Jonathan Burstein. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 3, 2007.

EXHIBIT
NUMBER   EXHIBIT DESCRIPTION
-------  -----------------------------------------------------------------------
14.1 Code of Ethics. Incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 30, 2004.

21.1     Subsidiaries.

23.1     Consent of Singer Lewak Greenbaum & Goldstein LLP.

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

----------
(1) Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 406 of the General Rules and Regulations under the Securities Act of 1933, as amended.

(2)      Indicates a management contract or compensatory plan.