Form 10-K/A
period 2006-12-31
TAG IT PACIFIC INC
filed 2007-04-30
CIK 1047881

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

                                 (818) 444-4100
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------              -----------------------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None
================================================================================


                                EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K on Form 10-K/A (this "Amendment") amends Tag-It Pacific, Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on April 12, 2007 (the "Original Filing"). The Company is filing this Amendment to include the information required by Part III and not included in the Original Filing as the Company will not file its definitive proxy statement within 120 days of the end of the Company's fiscal year ended December 31, 2006.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. As a result of these amendments, we are also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. In this Amendment, unless the context indicates otherwise, the terms "Company," "we," "us," and "our" refer to Tag-It Pacific, Inc., and its subsidiaries.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of each of our executive officers and directors as of April 16, 2007.

NAME                           AGE       POSITION
----                           ---       --------
Stephen P. Forte.........       40       Chief Executive Officer and Director
Mark  Dyne (1)...........       46       Chairman of the Board of Directors
Colin Dyne (1)...........       44       Vice Chairman of the Board of Directors
Jonathan Burstein (2)....       40       Director
Brent Cohen..............       48       Director
Joseph Miller............       43       Director
Raymond Musci ...........       46       Director
William Sweedler.........       40       Director
Susan White..............       57       Director
Lonnie D. Schnell........       58       Chief Financial Officer
Wouter van Biene.........       58       Chief Operating Officer

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

                                    MEMBER: AUDIT COMMITTEE

BRENT COHEN                         Mr.   Cohen  has  served  on  the  Board  of
                                    Directors  since 1998.  Mr. Cohen has served
                                    as Chief Executive Officer and a director of
                                    Dovebid Inc.  since  August 2005.  Mr. Cohen
                                    served as President  and was a member of the
                                    Board  of  Directors   of  First   Advantage
                                    Corporation  (formed  by  the  merger  of US
                                    Search   and   First   American    Financial
                                    screening companies) from June 2003 to 2005.
                                    Mr. Cohen served as Chairman of the Board, President and Chief Executive Officer of US
                                    Search from  February  2000 until June 2003.
                                    Mr. Cohen previously held various management positions in both the management consulting and auditing practice of Arthur Young &
                                    Company (now Ernst & Young). Mr. Cohen holds a Bachelor of Commerce degree, a Graduate
                                    Diploma in Accounting and an MBA from the University of Cape Town in South Africa. He is also a chartered accountant.

                                    MEMBER:    COMPENSATION,    NOMINATING   AND
                                    GOVERNANCE COMMITTEES

WILLIAM SWEEDLER                    Mr.  Sweedler  has  served  on the  Board of
                                    Directors   since  2006.   He  is  presently
                                    Chairman & CEO of Windsong Allegiance Group,
                                    a diversified brand management and operating
                                    company that specializes in the acquisition,
                                    development,  licensing,  and  comprehensive
                                    creative   management  of  consumer  branded
                                    intellectual  property. The company owns and
                                    licenses  the  brands,  Como  Sport,  Calvin
                                    Klein Golf, Joseph Abboud Golf, and PRX. Mr.
                                    Sweedler  previously  served as  President &
                                    CEO of Joe Boxer, a wholly owned division of
                                    the Iconix  Brand  Group  (NASDAQ:  ICON) of
                                    which he was  Executive  Vice  President and
                                    member of the Board of Directors during 2005
                                    to June 2006.  Prior to Mr. Sweedler joining
                                    Iconix Brand  Group,  he was CEO & President
                                    of Windsong  Allegiance  Apparel  Group from
                                    2001 to 2005.  The company  owned,  managed,
                                    and licensed the brands Joe Boxer, Hathaway,
                                    New Frontier, Pivot Rules, Alexander Julian,
                                    Geoffrey Beene, Ron Chereskin,  and Hawaiian
                                    Tropic.  In 1995, Mr.  Sweedler  co-founded,
                                    Windsong,   Inc.,  a  full  service  apparel
                                    operating and marketing company. Prior to Windsong, he worked as a Regional Account
                                    Manager at Polo Ralph Lauren. He graduated from Babson College with a B.S. in Finance &
                                    Investments in 1988. He has served as a public director at Iconix Brand Group and Bank of Westport as well as numerous private organizations.

                                    MEMBER: AUDIT AND COMPENSATION COMMITTEES

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


JONATHAN BURSTEIN                   Mr. Burstein served as our Vice President of
                                    Operations from 1999 until January 2007, and has served on our Board of Directors since
                                    1999. During this period, Mr. Burstein has been responsible for many of our internal operations, including logistics, purchasing and managing key customer relationships.
                                    From 1987 until 1999, Mr. Burstein was responsible for managing many of our largest customer accounts. Mr. Burstein has served as our Secretary beginning November 2004.

CLASS III DIRECTORS: TERMS EXPIRING IN 2009

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

                                    MEMBER: NOMINATING AND GOVERNANCE COMMITTEES

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

RAYMOND MUSCI                       Ray Musci has  served as a  Director  of the
                                    Company since June 2005. Mr. Musci serves as
                                    a  Director  and  President  of  MPLC,  Inc.
                                    (OTCBB:MPNC)  , a  publicly  traded  company
                                    that  develops,  publishes  and  distributes
                                    mobile entertainment  services and products.
                                    From  October  1999 to June 2005,  Mr. Musci
                                    served as the President and Chief  Executive
                                    Officer    and   a    director    of    BAM!
                                    Entertainment,   Inc.,  a  publicly   traded
                                    company   that   develops,   publishes   and
                                    distributes  entertainment software products
                                    and video games.  Mr. Musci currently serves
                                    as   a   director   of   Brilliant   Digital
                                    Entertainment,   Inc.,  a  publicly   traded
                                    corporation (OTCBB:  BDEI). From May 1990 to
                                    July   1999,   Mr.   Musci   served  as  the
                                    President,  Chief Executive Officer and as a
                                    director of Infogrames  Entertainment,  Inc.
                                    (formerly Ocean of America, Inc.), a company
                                    that  develops,  publishes  and  distributes
                                    software products. Mr. Musci also previously
                                    served as a director of Ocean International,
                                    Ltd.,  the  holding   company  of  Ocean  of
                                    America, Inc. and Ocean Software, Ltd., and as Executive Vice President/General Manager of Data East USA, Inc., a subsidiary of Data
                                    East Corp., a Japanese company.

                                    MEMBER: AUDIT AND COMPENSATION COMMITTEES


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


AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT

We currently have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee currently consists of Raymond Musci, Joseph Miller and William Sweedler, all of whom qualify as "independent directors" as defined in the listing standards of the American Stock Exchange ("AMEX"). The Board of Directors has further determined that Mr. Musci is an "audit committee financial expert" as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2006, all of our executive officers, directors and greater-than-ten percent shareholders complied with all Section 16(a) filing requirements, except for the following: (i) one Statement of Changes in Beneficial Ownership on Form 4, reporting one transaction, was filed late by Lonnie D. Schnell; (ii) one Statement of Changes in Beneficial Ownership on Form 4, reporting one transaction, was filed late by Colin Dyne; (iii) one Statement of Changes in Beneficial Ownership on Form 4, reporting one transaction, was filed late by Mark Dyne; (iv) one Statement of Changes in Beneficial Ownership on Form 4, reporting one transaction, was filed late by Joseph Miller; (v) one Statement of Changes in Beneficial Ownership on Form 4,
reporting one transaction, was filed late by Raymond Musci; and (vi) one Statement of Changes in Beneficial Ownership on Form 4, reporting one transaction, was filed late by Brent Cohen; (vii) one Statement of Changes in Beneficial Ownership on Form 4, reporting one transaction, was filed late by William Sweedler; (viii) one Statement of Changes in Beneficial Ownership on Form 4, reporting one transaction, was filed late by Susan A. White, and (ix) one Statement of Changes in Beneficial Ownership on Form 4, reporting two transactions, was filed late by Jonathan Burstein.

CODE OF ETHICS

We have adopted a Code of Ethical Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to our other employees and directors generally. A copy of our Code of Ethical Conduct was filed as an exhibit to our Annual Report on Form 10-K.

ITEM 11.      EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Tag-It Pacific, Inc.'s executive compensation program is administered by the Compensation Committee of our Board of Directors, or referred to in this section as the "Committee." The Committee is responsible for, among other functions: (1) reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer's compensation and evaluating the performance of the Chief Executive Officer in light of these corporate goals and objectives; (2) reviewing and making recommendations to the Board of Directors with respect to the compensation of other executive officers; (3) administering our incentive-compensation and equity based plans, which may be subject to the approval of the Board of Directors; and (4) negotiating, reviewing and recommending the annual salary, bonus, stock options and other benefits, direct and indirect, of the Chief Executive Officer, and other current and former executive officers. The Committee also has the authority to select and/or retain outside counsel, compensation and benefits consultants, or any other consultants to provide independent advice and assistance in connection with the execution of its responsibilities.

Our named executive officers for 2006 were as follows:

         o        Stephen P. Forte, Chief Executive Officer;

         o Wouter van Biene, Chief Operating Officer (appointed as of March 1, 2006);

         o Lonnie D. Schnell, Chief Financial Officer (appointed as of January 26, 2006);

         o August DeLuca, former Chief Financial Officer (resigned as of January 20, 2006); and

         o        Jonathan   Burstein,   former   Executive  Vice  President  of
                  Operations (resigned as of January 1, 2007)

COMPENSATION PHILOSOPHY

Our executive compensation program is designed to drive company performance to maximize shareholder value while meeting our needs and the needs of our employees. The specific objectives of our executive compensation program include the following:

         o        ALIGNMENT  -  to  align  the  interests  of   executives   and
                  shareholders through equity-based compensation awards;

         o RETENTION - to attract, retain and motivate highly qualified, high performing executives to lead our continued growth and success; and

         o PERFORMANCE - to provide rewards commensurate with performance by emphasizing variable compensation that is dependant upon the executive's achievements and company performance.

In order to achieve these specific objectives, our executive compensation program is guided by the following core principles:

         o Rewards under incentive plans are based upon our short-term and longer-term financial results and increasing shareholder value;

         o Senior executive pay is set at sufficiently competitive levels to attract, retain and motivate highly talented individuals who are necessary for us to achieve our goals, objectives and overall financial success;

         o Compensation of an executive is based on such individual's role, responsibilities, performance and experience, taking into account the desired pay relationships within the executive team; and

         o Our executive compensation program places a strong emphasis on performance-based variable pay to ensure a high pay-for-performance culture. Annual performance of our company and the executive are taken into account in determining annual bonuses that ensures a high pay-for-performance culture.

COMPENSATION ELEMENTS

We compensate senior executives through a variety of components, including base salary, annual incentives, equity incentives, and benefits and perquisites, in order to provide our employees with a competitive overall compensation package. The mix and value of these components are impacted by a variety of factors, such as responsibility level, individual negotiations and performance and market practice. The purpose and key characteristics for each component are described below.

BASE SALARY

Base salary provides executives with a steady income stream and is based upon the executive's level of responsibility, experience, individual performance and contributions to our overall success. Competitive base salaries, in conjunction with other pay components, enable us to attract and retain highly talented executives. The Committee typically sets base salaries for our senior executives at market levels. However, base salaries will vary in practice based upon an individual's performance, individual experience and negotiations and for changes in job responsibilities.

ANNUAL INCENTIVE BONUSES

Annual incentive bonuses are a variable performance-based component of compensation. The primary objective of an annual incentive bonus is to reward executives for achieving corporate and individual goals and to align a meaningful portion of total pay opportunities for executives and other key employees to the attainment of our company's performance goals. Annual incentive awards are also used as a means to recognize the contribution of our executive officers to overall financial, operational and strategic success. In conjunction with our employment agreement with our Chief Executive Officer, we established a Management Incentive Program (the "MIP") which provides that 15% of the Company's earnings before interest and taxes (or "EBIT") will be set aside each fiscal year for payment to the CEO and such other members of management as determined by the Board of Directors. For 2006, one-half of the MIP fund is allocable to the CEO, with the distribution of the balance to other members of management as determined by the Board of Directors. For 2007 and future periods through 2009 (or until the CEO's employment agreement terminates, if earlier), one-third of the MIP Fund is allocable to the CEO.

EQUITY INCENTIVES

Equity incentives are intended to align senior executive and shareholder interests by linking a meaningful portion of executive pay to long-term shareholder value creation and financial success over a multi-year period. Equity incentives are also provided to our executives to attract and enhance the retention of executives and other key employees and to facilitate stock ownership by our senior executives. The Committee also considers individual and company performance when determining long-term incentive opportunities.

HEALTH & WELFARE AND 401-K BENEFITS

The named executive officers participate in a variety of retirement, health and welfare, and paid time-off benefits designed to enable us to attract and retain our workforce in a competitive marketplace. Health and welfare and paid time-off benefits help ensure that we have a productive and focused workforce.

SEVERANCE AND CHANGE OF CONTROL ARRANGEMENTS

We do not have a formal plan for severance or separation pay for our employees, but we typically include a severance provision in the employment agreements of our executive officers that is triggered in the event of involuntary termination without cause or in the event of a change in control.

In order to preserve the morale and productivity and encourage retention of our key executives in the face of the disruptive impact of an actual or rumored change in control, we provide a bridge to future employment in the event that an executive's job is eliminated as a consequence of a change in control. This provision is intended to align executive and shareholder interests by enabling executives to consider corporate transactions that are in the best interests of the shareholders and other constituents without undue concern over whether the transactions may jeopardize the executive's own employment. Our employment agreements with our current named executive officers provide a lump sum payment and benefits continuation as a result of an involuntary termination without cause or for good reason following a change in control, plus accelerated vesting of stock or option awards.

OTHER BENEFITS

In order to attract and retain highly qualified executives, we provide some of our named executive officers, including our CEO, with automobile allowances that we believe are consistent with current market practices. Our executives also may participate in a 401(k) plan under which we match contributions for all employees up to 100% of an employee's contributions to a maximum of $1,000 and subject to any limitations imposed by ERISA.


OTHER FACTORS AFFECTING COMPENSATION

ACCOUNTING AND TAX CONSIDERATIONS

We consider the accounting implications of all aspects of our executive compensation program. Our executive compensation program is designed to achieve the most favorable accounting (and tax) treatment possible as long as doing so does not conflict with the intended plan design or program objectives.

PROCESS FOR SETTING EXECUTIVE COMPENSATION

When making pay determinations for named executive officers, the Committee considers a variety of factors including, among others: (1) actual company performance as compared to pre-established goals, (2) overall company performance and size relative to industry peers, (3) individual executive performance and expected contribution to our future success, (4) changes in economic conditions and the external marketplace and (5) in the case of named executive officers, other than Chief Executive Officer, the recommendation of our Chief Executive Officer. Ultimately, the Committee uses its judgment when determining how much to pay our executive officers. The Committee evaluates each named executive officer's performance during the year against established goals, leadership qualities, business responsibilities, current compensation arrangements and long-term potential to enhance shareholder value. The opinions of outside consultants are also taken into consideration in deciding what salary, bonus, long-term incentives and other benefits and severance to give each executive in order to meet our objectives stated above. The Committee considers, compensation information from data gathered from annual reports and proxy statements from companies that the Committee generally considers comparable to the Company; compensation of other Company employees for internal pay equity purposes; and levels of other executive compensation plans from compensation surveys. The Committee sets the pay for the named executive officers and other executives, by element and in the aggregate, at levels that it believes are competitive and necessary to attract and retain talented executives capable of achieving the Company's long-term objectives.

FACTORS CONSIDERED

In administering the compensation program for senior executives, including named executive officers, the Committee considers the following:

         o CASH VERSUS NON-CASH COMPENSATION. The pay elements are cash-based except for the long-term incentive program, which is equity-based. In 2006, the long-term incentive program for the named executive officers consisted entirely of stock grants and option awards that vest in installments over a one to four year period;

         o PRIOR YEAR'S COMPENSATION. The committee considers the prior year's bonuses and long-term incentive awards when approving bonus payouts or equity grants;

         o ADJUSTMENTS TO COMPENSATION. On an annual basis, and in connection with setting executive compensation packages, the Committee reviews our operating income growth, earnings before interest and taxes growth, earnings per share growth, cash flow growth, operating margin, revenue growth, and total shareholder return performance. In addition, the Committee considers peer group pay practices, emerging market trends and other factors. No specific weighing is assigned to these factors nor are particular targets set for any particular factor. Total compensation from year to year can vary significantly based on our and the individual executive's performance. The base compensation of our Chief Executive Officer increased at the end of 2006 from $275,000 annually to $325,000 for 2007 in accordance with the provisions in his employment contract. Additionally, in October 2006 our Chief Financial Officer's base compensation was increased from $185,000 annually to $225,000 as a consequence of superior performance and individual contributions to achievement of the Company's objectives.

         o APPLICATION OF DISCRETION. It is our policy and practice to use discretion in determining the appropriate compensation levels considering performance.

REPORT OF COMPENSATION COMMITTEE

The Compensation Committee of our Board of Directors consists of Brent Cohen, Raymond Musci and William Sweedler. The Compensation Committee is responsible for considering and making recommendations to the Board of Directors regarding executive compensation and is responsible for administering the Company's stock option and executive incentive compensation plans.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this report. Based on the review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K.

COMPENSATION COMMITTEE
Brent Cohen
Raymond Musci
William Sweedler

April 30, 2007

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth, as to each person serving as Chief Executive Officer and Chief Financial Officer during 2006, and the three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers at the end of the 2006 whose compensation exceeded $100,000 (referred to as "named executive officers"), information concerning all compensation earned for services to us in all capacities for 2006.

                                                                                      NON-EQUITY
                                                                                      INCENTIVE
                                                               STOCK     OPTION          PLAN          ALL OTHER
NAME AND                                   SALARY     BONUS     AWARDS    AWARDS     COMPENSATION    COMPENSATION      TOTAL
PRINCIPAL POSITION                 YEAR      ($)       ($)      ($)(5)    ($)(6)         ($)            ($)(7)          ($)
--------------------------------- ------- ---------- --------- --------- ---------- --------------- ---------------- ----------
Stephen P. Forte                   2006    275,000      -       77,468    73,995        90,050          35,497        552,010
  Chief Executive Officer
--------------------------------- ------- ---------- --------- --------- ---------- --------------- ---------------- ----------
Wouter van Biene (1)               2006    180,000      -         -       27,526        45,025           7,006        259,557
  Chief Operating Officer
--------------------------------- ------- ---------- --------- --------- ---------- --------------- ---------------- ----------
Lonnie D. Schnell (2)              2006    171,346      -         -       31,998        45,025          24,634        273,003
  Chief Financial Officer
--------------------------------- ------- ---------- --------- --------- ---------- --------------- ---------------- ----------
August DeLuca (3)                  2006     19,372      -        1,071       -            -              7,868         28,311
  (former Chief Financial
  Officer)
--------------------------------- ------- ---------- --------- --------- ---------- --------------- ---------------- ----------
Jonathan Burstein (4)              2006    240,000      -       28,516       -            -             33,031        301,547
  (former Executive V.P.)
--------------------------------- ------- ---------- --------- --------- ---------- --------------- ---------------- ----------

   (1) Mr. van Biene was appointed Chief Operating Officer effective March 1, 2006.

   (2) Mr. Schnell was appointed Chief Financial Officer effective January 26, 2006.

   (3) Mr. DeLuca  resigned as Chief  Financial  Officer  effective  January 20,
       2006.

   (4) Mr. Burstein resigned as Executive Vice President of Operations effective January 1, 2007.

   (5) The amounts in this column represent the dollar amounts recognized for financial statement reporting purposes in fiscal 2006 with respect to stock awards and options granted in 2006 as well as prior fiscal years under our 1997 Stock Plan in accordance with SFAS No. 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to these grants, refer to note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. These amounts do not reflect the actual value that may be realized by the named executive officers which depends on the value of our shares in the future.

   (6) The amounts in this column represent the dollar amounts recognized for financial statement reporting purposes in fiscal 2006 with respect to inducement stock options granted in 2006 in accordance with SFAS 123R. For additional information on the valuation assumptions with respect to option grants, including the options granted in 2006, see note 9 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. These amounts do not reflect the actual value that may be realized by the named executive officers which depends on the value of our shares in the future.

   (7) All other compensation consists of the following (amounts in dollars):

   ------------------------------- ------------- -------------- ------------- ------------- --------------
                                    Mr.  Forte   Mr. van Biene   Mr. Schnell    Mr.DeLuca    Mr. Burstein
   ------------------------------- ------------- -------------- ------------- ------------- --------------
   Health & medical insurance (a)        12,916          6,925        12,673         7,868         15,136
   ------------------------------- ------------- -------------- ------------- ------------- --------------
   Life & disability insurance (b)           81             81            81                        5,012
   ------------------------------- ------------- -------------- ------------- ------------- --------------
   Automobile allowances                 22,500                                                    12,883
   ------------------------------- ------------- -------------- ------------- ------------- --------------
   Consulting services (c)                                            11,880
   ------------------------------- ------------- -------------- ------------- ------------- --------------
       Total                             35,497          7,006        24,624         7,868         33,031
   ------------------------------- ------------- -------------- ------------- ------------- --------------

   (a) Includes payments of medical premiums.
   (b) Includes executive and group term life insurance.
   (c) Represents fees for services provided prior to employment.

EXECUTIVE COMPENSATION

The 2006 compensation for our Chief Executive Officer was in accordance with our employment agreement completed with Mr. Forte in March 2006. The terms and conditions established in this agreement were the result of our consideration of our 2005 operating performance, our 2005 Restructuring and Strategic Plan and current operating performance levels, as well as the compensation levels for our previous CEO, comparative industry compensation levels, and negotiations with Mr. Forte. The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding shareholder value. Accordingly, the base compensation was established near minimum industry levels for the same role in comparable companies, and a long-term equity option of 900,000 shares of common stock, representing approximately 4.9% of our outstanding shares, was established as an inducement to maximum performance achievements and increased shareholder values. The option grant was established to vest monthly over a three-year term, after a minimum initial term of twelve months, to coincide with the objectives of the Company's Strategic Plan. In addition to the long-term equity incentive, a cash incentive, the MIP fund, was established as provided in Mr. Forte's employment agreement setting aside 15% of the Company's EBIT for annual bonus awards to Mr. Forte and the other senior executives. One-half of this MIP Fund was allocated to Mr. Forte in 2006 and is shown in the table above as non-equity incentive plan compensation, and one-third of the MIP fund is to be allocated to Mr. Forte in 2007 through 2009. In addition, Mr. Forte was provided a stock grant of 135,135 shares, and an additional option grant, vesting in one year, for 135,135 shares of common stock, in consideration of his significant contributions in the initial development and implementation of the Company's 2005 Restructuring Plan, and the development of the Company's Strategic Plan.

Messrs. van Biene and Schnell were employed early in 2006 at the recommendation of the Chief Executive Officer to assist in the completion of the 2005 Restructuring and Strategic Plan. The terms and conditions established in their employment agreements were also the result of our consideration of our 2005 operating performance, our 2005 Restructuring and Strategic Plan and current operating performance levels, as well as our previous compensation levels for similar positions, comparative industry compensation levels, and individual negotiations. The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding shareholder value. Accordingly, the base compensation for their positions was established near minimum industry levels for the same role in comparable companies, and long-term equity incentives in the form of grants of options to purchase 325,000 shares to Mr. van Biene and 400,000 shares to Mr. Schnell, were established as an inducement to maximum performance achievements and increased shareholder values. The options vest monthly over a three-year term for Mr. van Biene, and a four-year term for Mr. Schnell, after a minimum initial term of twelve months, to coincide with the objectives of the Company's Strategic Plan. In addition Mr. van Biene and Mr. Schnell are participants in the MIP fund established by us as described above, pursuant to which we set aside 15% of our EBIT for annual bonus awards to the CEO and the other senior executives as approved by the Board of Directors. The payments allocated to Mr. van Biene and Mr. Schnell under the MIP fund are shown in the summary compensation table as non-equity incentive plan compensation.

We entered into an employment agreement with Mr. Burstein in March 2006 providing for base compensation of $240,000, and stock options to purchase 425,000 shares of common stock, vesting monthly over three years after a minimum initial term of twelve months. January 1, 2007, we and Mr. Burstein mutually terminated this employment agreement in exchange for a consulting agreement as further described below in this report under "Employment Agreements, Termination of Employment and Change of Control Arrangements".

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2006

The following table provides information about equity-awards granted to each named executive officer in 2006 under our 1997 Stock Plan and inducement grants made outside of the plan.

                                                                   ALL OTHER       EXERCISE
                                                  ALL OTHER      OPTION AWARDS:     OR BASE                  GRANT DATE
                                                STOCK AWARDS:      NUMBER OF       PRICE OF      MARKET      FAIR VALUE
                                                  NUMBER OF        SECURITIES       OPTION      PRICE ON      OF OPTION
                          GRANT      APPROVAL     SHARES OF        UNDERLYING       AWARDS     GRANT DATE      AWARDS
NAME                     DATE(1)     DATE(1)      STOCK (#)       OPTIONS (#)     ($/SH) (2)   ($/SH) (2)      ($)(3)
----------------------- ----------- ----------- --------------- ----------------- ------------ ------------ --------------
Stephen P. Forte         1/16/06     1/16/06       135,135             -               -          $0.37         50,000
                         1/16/06     1/16/06          -             135,135          $0.37        $0.37         27,468
                         1/16/06     1/16/06          -             900,000          $0.37        $0.37        187,515
----------------------- ----------- ----------- --------------- ----------------- ------------ ------------ --------------
Wouter van Biene          3/1/06     1/26/06          -             325,000          $0.53        $0.50         98,552
----------------------- ----------- ----------- --------------- ----------------- ------------ ------------ --------------
Lonnie D. Schnell        1/26/06     1/26/06          -             400,000          $0.59        $0.57        137,387
----------------------- ----------- ----------- --------------- ----------------- ------------ ------------ --------------
Jonathan Burstein        1/16/06     1/16/06          -             425,000          $0.37        $0.37         89,223
----------------------- ----------- ----------- --------------- ----------------- ------------ ------------ --------------

(1) The grant date of an option award is the date that the compensation committee fixes as the date the recipient is entitled to receive the award. The approval date is the date that the compensation committee approves the award.

(2) The exercise price of option awards differs from the market price on the date of grant. The exercise price of options granted in 2006 is equal to the average closing sales prices of our common stock for the five trading days prior to and including the grant date, as reported on AMEX, , while the market price on the date of grant is the closing price of our common stock on that date.

(3) The grant date fair value is generally the amount the company would expense in its financial statements over the award's service period, but does not include a reduction for forfeitures.


Option awards granted to our executive officers are for a 10 year term, and generally vest on a monthly pro rata basis over a 3 or 4 year period, with a
12-month delay required prior to the initial vesting of any shares. Upon a change of control or involuntary termination without cause, the vesting of all options granted to the named executive officers in 2006 is accelerated to the date of termination, as described below under "Employment Agreements, Termination of Employment and Change of Control Arrangements."

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR 2006

The following table provides information with respect to outstanding stock options held by each of the named executive officers as of December 31, 2006

                                          NUMBER OF SECURITIES
                                         UNDERLYING UNEXERCISED
                                                 OPTIONS
                                      ------------------------------    OPTION          OPTION
                                           (#)            (#)          EXERCISE       EXPIRATION
NAME                    GRANT DATE     EXERCISABLE   UNEXERCISABLE     PRICE ($)         DATE
---------------------- -------------- -------------- --------------- -------------- ---------------
Stephen P. Forte          1/16/06        135,135           -             $0.37        1/16/2016
                          1/16/06        350,000      550,000 (1)        $0.37        1/16/2016
---------------------- -------------- -------------- --------------- -------------- ---------------
Wouter van Biene          3/1/06            -         325,000 (2)        $0.53         3/1/2016
---------------------- -------------- -------------- --------------- -------------- ---------------
Lonnie D. Schnell         1/26/06           -         400,000 (3)        $0.59        1/26/2016
---------------------- -------------- -------------- --------------- -------------- ---------------
Jonathan Burstein         1/16/06           -         425,000 (4)        $0.37        1/16/2016
                          4/11/03        35,000            -             $3.50         4/11/13
                         12/31/02        25,000            -             $3.63         12/31/12
                         11/08/01        15,000            -             $3.64         11/08/11
                         12/12/00        20,000            -             $3.75         12/12/10
                          4/10/00        15,000            -             $4.25         4/10/10
                          2/28/00        15,000            -             $4.63         2/28/10
                         12/20/99        20,000            -             $4.31         12/20/09
                         10/10/98        30,000            -             $1.30         10/10/08
---------------------- -------------- -------------- --------------- -------------- ---------------

   (1) Mr. Forte's options become exercisable at 25,000 shares per month over the next 22 months.

   (2) Mr. van Biene's options become exercisable with regard to 108,333 shares on March 1, 2007 and then with respect to 9,028 shares per month over the next 24 months.

   (3) Mr. Schnell's options become exercisable with regard to 100,000 shares on January 26, 2007 and then with respect to 8,333 shares per month over the next 36 months.

   (4) Mr. Burstein's options become exercisable with regard to 141,667 shares on January 16, 2007 and then with respect to 11,806 shares per month over the next 24 months.


OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2006

The following table provides information with respect to vesting of stock during the year ended December 31, 2006. There were no stock option exercises by any of the named executive officers during 2006

                                           STOCK AWARDS
                                ------------------------------------
                                NUMBER OF SHARES    VALUE REALIZED
                                   ACQUIRED ON        ON VESTING
NAME                               VESTING (#)          ($)(1)
------------------------------- ------------------ -----------------
Stephen P. Forte                     135,135            50,000
------------------------------- ------------------ -----------------
Wouter van Biene                        -                 -
------------------------------- ------------------ -----------------
Lonnie D. Schnell                       -                 -
------------------------------- ------------------ -----------------
Jonathan Burstein                       -                 -
------------------------------- ------------------ -----------------

    (1) Represents the number of shares vested times the closing price of our common stock on the vesting date as reported by AMEX.

EMPLOYMENT   AGREEMENTS,   TERMINATION  OF  EMPLOYMENT  AND  CHANGE  OF  CONTROL
ARRANGEMENTS

EMPLOYMENT AGREEMENTS

We have entered into the following employment agreements with our named executive officers.

On March 16, 2006, we entered into an Executive Employment Agreement with Stephen Forte, pursuant to which Mr. Forte serves as our Chief Executive Officer. This employment agreement has a term continuing though December 31, 2008, which may be extended to December 31, 2009. Pursuant to this agreement, Mr. Forte receives an annual base salary of $275,000 for 2006 and $325,000 for each subsequent year of the term and will be entitled to receive an annual incentive bonus based upon our earnings before interest and taxes. In the event that prior to the end of the term, Mr. Forte's employment is terminated by us "without cause" (as defined in the agreement), by Mr. Forte for "good reason" (as defined in the agreement) or due to Mr. Forte's death or disability, then Mr. Forte or his estate will be entitled to receive, in addition to all accrued salary, (i) severance payments equal to Mr. Forte's base salary for the remaining term of the agreement or, in the case of death or disability, through December 31, 2008, (ii) a pro rated portion of the annual incentive bonus for the year in which the termination occurred, (iii) full acceleration of vesting of the options issued to Mr. Forte pursuant to the agreement and (iv) continued healthcare coverage for Mr. Forte and his dependents for the remaining term of the agreement. In connection with the employment agreement and as an inducement to employment, we previously granted Mr. Forte an option to purchase 900,000 shares of our common stock, which vests over a period of three years. In addition, in lieu of $50,000 in cash compensation, we granted Mr. Forte 135,135 shares of common stock and an option to purchase 135,135 shares of common stock that vested in full on October 24, 2006. All of these options will vest in full upon a change of control of our company or upon termination of Mr. Forte's employment without cause, for good reason or due to his death or disability.

On March 16, 2006, we entered into an employment agreement with Wouter van Biene, pursuant to which Mr. van Biene serves as our Chief Operating Officer on an "at-will" basis. Pursuant to this offer letter, Mr. van Biene is entitled to an annual base salary of $225,000 and will be eligible to receive an annual incentive bonus based upon our earnings before interest and taxes. In the event that Mr. van Biene's employment is terminated by us without "cause" (as defined in the agreement) or due to Mr. van Biene's death or disability, then Mr. van Biene or his estate will be entitled to receive as severance, in addition to all accrued salary, (i) salary continuation and continuation of coverage under our group health plan for a period of six months if the termination occurs during the first year of employment, a period of twelve months if the termination occurs during the second year of employment or a period of eighteen months if the termination occurs after the second year of employment, and (ii) twelve months acceleration of vesting of all outstanding options. In connection with the offer letter and as an inducement to employment, we previously granted Mr. van Biene an option to purchase 325,000 shares of our common stock, which vests over a period of three years. Upon a change of control of our company, 50% of Mr. van Biene's then-outstanding unvested stock options shall vest and the remaining unvested options shall vest in full if Mr. van Biene is terminated, his position or base pay is reduced or he is required to relocate within twelve months following the change of control.

On March 16, 2006, we entered into an employment agreement with Lonnie Schnell, pursuant to which Mr. Schnell serves as our Chief Financial Officer on an "at-will" basis. Pursuant to this offer letter, Mr. Schnell is entitled to receive an annual base salary of $185,000 and will be eligible to receive an annual incentive bonus based upon our earnings before interest and taxes. In the event that Mr. Schnell's employment is terminated by us without "cause" (as defined in the agreement) or due to Mr. Schnell's death or disability, then Mr. Schnell or his estate will be entitled to receive as severance, in addition to all accrued salary, (i) salary continuation and continuation of coverage under our group health plan for a period of six months and (ii) six months acceleration of vesting of all outstanding options. In connection with the offer letter and as an inducement to employment, we previously granted Mr. Schnell an option to purchase 400,000 shares of our common stock, which vests over a period of four years. Upon a change of control of our company, 50% of Mr. Schnell's then-outstanding unvested stock options shall vest and the remaining unvested options shall vest in full if Mr. Schnell is terminated, his position or base pay is reduced or he is required to relocate within six months before or twelve months following the change of control.

Effective January 1, 2007, we entered into a consulting agreement with Jonathan Burstein, previously our Executive Vice President of Operations. Under the terms of the consulting agreement, Mr. Burstein will provide specified consulting services to us for a term of up to 24 months. As consideration for the services, we will pay Mr. Burstein an amount of $225,000 per annum plus an additional $3,333.33 per month for the first 18 months of the term of the agreement. We also agreed to provide Mr. Burstein with medical benefits and an automobile allowance for a period of 18 months. In addition, the consulting agreement provides that the employment offer letter previously entered into with Mr. Burstein on March 16, 2006, is terminated as of January 1, 2007. The termination of the employment offer letter was mutually agreed upon by both parties and Mr. Burstein will not be entitled to receive any severance or other benefits in connection with the termination. All outstanding stock options held by Mr. Burstein will continue to vest in accordance with their terms as long as Mr. Burstein continues to provide services to us or serves on our Board of Directors.

POTENTIAL SEVERANCE PAYMENTS

As described above, our employment agreements with Messrs. Forte, van Biene and Schnell provide for severance benefits in the event that the executive's employment is terminated due to executive's death or disability or by the Company without "cause" and, in the case of Mr. Forte, for "good reason.." The following table sets forth severance payments and benefits that we would have been obligated to pay to Messrs. Forte, van Biene and Schnell assuming a triggering event had occurred under each of their respective agreements as of December 31, 2006:

                                                        CONTINUATION OF        VALUE OF
                                                        CONTINUATION OF    ACCELERATION OF
                        CASH SEVERANCE    BONUS VALUE   HEALTH BENEFITS   VESTING OF EQUITY     TOTAL SEVERANCE
NAME                    PAYMENT ($)(1)      ($)(2)            ($)           AWARDS ($)(3)        BENEFITS ($)
---------------------- ----------------- -------------- ----------------- ------------------- --------------------
Stephen P. Forte           565,847          90,050           16,415            566,500             1,238,812
---------------------- ----------------- -------------- ----------------- ------------------- --------------------
Wouter van Biene           132,149             -              5,538            195,273               332,960
---------------------- ----------------- -------------- ----------------- ------------------- --------------------
Lonnie D. Schnell          124,994             -              6,005            154,498               285,497
---------------------- ----------------- -------------- ----------------- ------------------- --------------------

(1) Includes (i) earned and unpaid base salary through the date of termination, (ii) accrued but unpaid vacation and (iii) cash severance payments based on the executive's salary payable in a lump sum or periodic payments as provided in the executive's employment agreement.

(2) Includes (i) bonus amounts under the MIP earned for the completed fiscal year and (ii) a pro rated portion of bonus under the MIP for partial fiscal years prior to the termination date.

(3) Based on the closing price of our common stock on December 29, 2006 of $1.03, as reported by AMEX.


POTENTIAL CHANGE IN CONTROL PAYMENTS

As described above, our employment agreements with Messrs. Forte, van Biene and Schnell provide for accelerated vesting of all or a portion of the options held by such executives upon a change in control. The following table sets forth the change in control benefits that we would have been obligated to pay to our named executive officers assuming a change of control had occurred as of December 31, 2006:

                      VALUE OF ACCELERATION OF VESTING OF EQUITY AWARDS ($)(1)
                     ---------------------------------------------------------
                                                    CHANGE IN CONTROL WITH
         NAME         CHANGE IN CONTROL ONLY (2)     ADDITIONAL TRIGGER (3)
-------------------- --------------------------- -----------------------------
Stephen P. Forte              556,500                      556,500
-------------------- --------------------------- -----------------------------
Wouter van Biene              167,375                      334,750
-------------------- --------------------------- -----------------------------
Lonnie D. Schnell             206,000                      412,000
-------------------- --------------------------- -----------------------------

(1) Based on the closing price of our common stock on December 29, 2006 of $1.03, as reported by AMEX.

(2) Upon a change in control, (i) Mr. Forte is entitled to full acceleration of currently outstanding options and (ii) Messrs. van Biene and Schnell are each entitled to accelerated vesting with respect to 50% of the unvested portion of outstanding options.

(3) Messrs. van Biene and Schnell are each entitled to full acceleration of vesting of the remaining unvested portion of all outstanding stock options if, within in 12 months following the change in control: (i) he is terminated by the acquirer, (ii) his position is reduced to less than a general manager position or a vice president level position, (iii) his base pay is reduced below his prevailing base pay amount at the time of the change in control or (iv) he is asked to relocate to an office more than 60 miles from his office prior to the change in control.


DIRECTOR COMPENSATION

The general policy of the Board of Directors is that compensation for independent directors should be a mix of cash and equity-based compensation. We do not pay management directors for Board service in addition to their regular employee compensation. The full Board of Directors has the primary responsibility for reviewing and considering any revisions to director compensation.

The following table details the total compensation earned by the company's non-employee directors in 2006.

                           FEES EARNED OR         OPTION          ALL OTHER
NAME                      PAID IN CASH ($)     AWARDS ($)(8)   COMPENSATION ($)     TOTAL ($)
------------------------ ------------------- ----------------- ---------------- ----------------
Mark Dyne (1)                    42,000              12,139           25,000          79,139
------------------------ ------------------- ----------------- ---------------- ----------------
Colin Dyne (2)                        -              12,139          335,000         347,139
------------------------ ------------------- ----------------- ---------------- ----------------
Brent Cohen (3)                  39,500              12,139                -          51,639
------------------------ ------------------- ----------------- ---------------- ----------------
Joseph Miller (4)                44,500              12,139                -          56,639
------------------------ ------------------- ----------------- ---------------- ----------------
Raymond Musci (5)                46,000              12,139                -          58,139
------------------------ ------------------- ----------------- ---------------- ----------------
William Sweedler (6)             18,583              12,033                -          30,616
------------------------ ------------------- ----------------- ---------------- ----------------
Susan White (7)                  30,500              12,139                -          42,639
------------------------ ------------------- ----------------- ---------------- ----------------
   Total                        221,083              84,867          360,000         665,950
------------------------ ------------------- ----------------- ---------------- ----------------

(1) As of December 31, 2006, Mr. Mark Dyne held options to purchase a total of 323,000 shares. The Other compensation consists of per diem fees earned for services rendered.

(2) As of December 31, 2006, Mr. Colin Dyne held options to purchase a total of 565,000shares. The other compensation consists of consulting fees for services rendered.

(3) As of December 31, 2006, Mr. Cohen held options to purchase a total of 125,000 shares.

(4) As of December 31, 2006, Mr. Miller held options to purchase a total of 60,000 shares.

(5) As of December 31, 2006, Mr. Musci held options to purchase a total of 60,000 shares.

(6) As of December 31, 2006, Mr. Sweedler held options to purchase a total of 30,000 shares.

(7) As of December 31, 2006, Ms. White held options to purchase a total of 60,000 shares.

(8) The amounts in this column represent the dollar amounts recognized for financial statement purposes in fiscal 2006 with respect to stock options granted in 2006 as well as prior fiscal years, in accordance with SFAS 123R. For additional information on the valuation assumptions with respect to option grants, including the options granted in 2006, see note 9 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. These amounts do not reflect the actual value that may be realized by the named executive officers which depends on the value of our shares in the future.

Our policy is to pay non-employee directors $1,500 for their personal attendance at any meeting of the Board of Directors, $1,000 for their personal attendance at any committee meeting, and $500 for attendance at any telephonic meeting of the Board of Directors or of a committee of the Board of Directors. We also pay non-employee directors an annual retainer of $20,000 for Board service and an additional retainer of $5,000 for service on each committee. The Chairman of the Board receives an annual retainer of $25,000 for Board service. We also reimburse directors for their reasonable travel expenses incurred in attending board or committee meetings and pay non-employee directors a per diem for board services.

We do not have a formal policy with regard to option grants to our Board of Directors, but we generally follow a practice of granting an option for 30,000 shares of stock upon initial appointment or election to the Board of Directors, and thereafter issuing annual option grants to all non-employee members of 30,000 shares.

During 2006 and through March 31, 2007 we had a verbal agreement with Mr. Colin Dyne to provide consulting services following his resignation in 2005 as our Chief Executive Officer. For the year ended December 31, 2006, we paid Mr. Dyne $275,000 annually for these services in addition to $60,000 in a cash settlement of a prior stock option commitment. We entered into a written agreement was completed with Mr. Dyne effective April 1, 2007 that provides for continued consulting services through November 30, 2008 in exchange for a consulting fee of $25,000 per month.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of our Board of Directors currently consists of Brent Cohen, Raymond Musci and William Sweedler. No current executive officer of the Company has served as a member of the board of directors or compensation committee of any entity for which a member of our Board of Directors or Compensation Committee has served as an executive officer.

ITEM 12.      SECURITY   OWNERSHIP  OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
              AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain information as of December 31, 2006 regarding equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

                                                                                   NUMBER OF SECURITIES
                                   NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE    REMAINING AVAILABLE
                                   BE ISSUED UPON EXERCISE    EXERCISE PRICE OF    FOR FUTURE ISSUANCE
                                   OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS      UNDER EQUITY
                                     WARRANTS AND RIGHTS     WARRANTS AND RIGHTS   COMPENSATION PLANS
                                   -----------------------   -------------------   --------------------
Equity compensation plans
approved by security holders.....         3,452,635                $ 1.84              2,321,977
Equity compensation plans not
approved by security holders.....         2,868,813                $ 2.14                    -
                                   -----------------------   -------------------   --------------------
   Total.........................         6,321,448                $ 1.98              2,321,977
                                   =======================   ===================   ====================

Options and warrants issued pursuant to equity compensation plans not approved by security holders are summarized as follows:

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

      o 1,625,000 inducement options issued to employees in 2006 are exercisable at a weighted average exercise price of $0.46 per share and expire in January and March of 2016.

Each of the above plans provides that the number of shares with respect to which options and warrants may be granted, and the number of shares of common stock subject to an outstanding option or warrant, shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on common stock.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information regarding the beneficial ownership of our common stock as of April 30, 2007:

      o each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock;

      o     each of our directors;

      o     each of our named executive officers; and

      o     all of our directors and executive officers as a group

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Shares of common stock under warrants or options currently exercisable or exercisable within 60 days of the date of this information are deemed outstanding for purposes of computing the percentage ownership of the person holding such warrants or options but are not deemed outstanding for computing the percentage ownership of any other person. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding at April 30, 2007. Unless otherwise indicated, the persons named in this table have sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. As of April 30, 2007, we had 18,466,433 shares of common stock issued and outstanding.

The address of each person listed is in our care, at 21900 Burbank Boulevard, Suite 270, Woodland Hills, California 91367, unless otherwise set forth below such person's name.

                                                       NUMBER OF       PERCENT
NAME OF BENEFICIAL OWNER                                 SHARES       OF CLASS
--------------------------------------------         -------------   -----------

DIRECTORS:
Mark Dyne (1)...............................             1,353,112         7.1%
Colin Dyne (2)..............................              1,137680         6.0%
Stephen P. Forte (3)........................               832,087         4.4%
Jonathan Burstein (4).......................               514,485         2.7%
Lonnie D. Schnell (5) ......................               208,332         1.1%
Wouter van Biene (6)........................               172,917            *
William Sweedler (7)........................               132,000            *
Brent Cohen (8) ............................               125,000            *
Raymond Musci (8)...........................                60,000            *
Joseph M. Miller (8)........................                60,000            *
Susan White (8) ............................                60,000            *
Directors and executive officers as a group
  (11 persons) (9)  ........................             4,655,613        22.1%

OTHER 5% HOLDERS:
The Pinnacle Fund, L.P. (10)................             1,095,890         5.6%
  4965 Preston Park Blvd., Suite 240
  Plano, TX 75093
Todd Kay....................................             1,003,500         5.4%
  3151 East Washington Blvd.
  Los Angeles, CA  90023

* Less than one percent.

(1) Includes 323,000 shares of common stock reserved for issuance upon exercise of stock options which are currently exercisable, 83,334 shares of common stock reserved for issuance upon exercise of warrants which are currently exercisable and 111,111 shares of common stock reserved for issuance upon conversion of debt which is currently convertible. Includes 176,600 shares held by a limited liability company of which Mr. Dyne is the manager and a member.

(2) Includes 565,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable.

(3) Includes 535,135 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable.

(4) Includes 375,697 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable.

(5) Includes 141,665 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable.

(6) Includes 135,417 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable.

(7) Includes 30,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable.

(8) Consists of shares of common stock reserved for issuance upon the exercise of the stock options that are currently exercisable.

(9) Includes 2,410,914 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable, 111,111 shares of common stock reserved for issuance upon conversion of debt which is currently convertible and 83,334 shares of common stock reserved for issuance upon exercise of warrants which currently are exercisable.

(10) Information taken from Schedule 13G filed with the SEC on February 14, 2007. Consists of 1,095,890 shares of common stock reserved for issuance upon conversion of convertible promissory notes that are currently convertible.


The information as to shares beneficially owned has been individually furnished by the respective directors, named executive officers, and other stockholders of the company, or taken from documents filed with the Securities and Exchange Commission.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

REVIEW AND APPROVAL OF RELATED PARTY TRANSACTIONS

We have adopted a policy that requires Board approval of transactions with related persons as defined by SEC regulations, including any sales or purchase transaction, asset exchange transaction, operating agreement, or advance or receivable transaction that could put our assets or operating performance at risk. All of our directors and executive officers of the Company are required at all times, but not less than annually, to disclose all relationships they have with companies or individuals that have conducted business with, or had an interest in, the Company. Our executive officers monitor our operations giving consideration to the disclosed relationships and refer potential transactions to the Board of Directors for approval. The Board of Directors considers a related party transaction for its potential economic benefit to the Company, to ensure the transaction is "arms length" and in accordance with our policies and that it is properly disclosed in our reports to shareholders.

REPORTABLE RELATED PARTY TRANSACTIONS

Other than the employment arrangements described elsewhere in this report and the transactions described below, since January 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

      o     in which the amount involved exceeds $120,000; and

      o in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Colin Dyne, a member of our Board, is a significant shareholder in People's Liberation, Inc., the parent company of Versatile Entertainment, Inc. During 2006, we had sales of $147,000 to Versatile Entertainment. At December 31, 2006 accounts receivable of $83,400 were outstanding from Versatile Entertainment.

At December 31, 2006, we had an aggregate of $655,489 of unsecured notes, advances and accrued interest receivable due from Colin Dyne. The notes and advances bear interest at 7.5% and are due on demand.

As December 31, 2006, we had an aggregate of $664,971 in notes and advances due to Mark Dyne, the Chairman of our Board of Directors or to parties related to or affiliated with Mark Dyne. The notes are payable on demand and accrue interest at rates ranging from 0% to 11% per annum.

We paid consulting fees to Diversified Investments, a company owned by Mark Dyne, in the amount of $150,000 during the year ended December 31, 2006.

We paid consulting fees of $335,000 to Colin Dyne during year ended December 31, 2006 for consulting services provided, and have an agreement with Mr. Dyne for services through November 30, 2008. See the "Director Compensation" section in item 11 of this report for a description of this agreement.

On January 1, 2007 we entered into an agreement with Mr. Jonathan Burstein, previously our Executive Vice President of Operations, and a Director of the Board, to provide consulting services to the Company through December 31, 2008. See the "Employment Agreements, Termination of Employment and Change of Control Arrangements" section in item 11 of this report for a full description of this agreement.

DIRECTOR INDEPENDENCE

Since July 2006, majority of our Board of Directors has been comprised of "independent" directors within the meaning of the applicable rules for companies traded on the American Stock Exchange. The Board determined that each of Brent Cohen, Joseph Miller, Raymond Musci, William Sweedler and Susan White were independent. The Board has also determined that each of Joseph Miller, Raymond Musci and William Sweedler meet the independence requirements for services on the Audit Committee pursuant to the rules for companies traded on the American Stock Exchange.


ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

SERVICES PROVIDED BY THE INDEPENDENT AUDITORS

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

AUDIT FEES - The aggregate fees billed by our independent registered accounting firms for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q or services that are normally provided in connection with statutory and regulatory filings, were $554,600 for fiscal year 2005 and $403,400 for fiscal year 2006.

AUDIT-RELATED FEES - The aggregate fees billed by our independent registered accounting firms for professional services rendered for assurance and related services reasonably related to the performance of the audit or review of our financial statements (other than those reported above) was $0 for fiscal year 2005 and $0 for fiscal year 2006.

TAX FEES - The aggregate fees billed by our independent registered accounting firms for professional services rendered for tax compliance, tax advice and tax planning were $44,100 for fiscal year 2005 and $29,100 for fiscal year 2006.

ALL OTHER FEES - There were no fees billed by our independent registered accounting firms for services rendered to us during 2005 and 2006 other than the services described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees."

The audit committee approved all of the foregoing services provided by BDO and SLGG.

POLICY REGARDING PRE-APPROVAL OF SERVICES PROVIDED BY THE INDEPENDENT AUDITORS

The audit committee has established a general policy requiring it's pre-approval of all audit services and permissible non-audit services provided by the independent auditors, along with the associated fees for those services. For both types of pre-approval, the audit committee considers whether the provision of a non-audit service is consistent with the SEC's rules on auditor independence, including whether provision of the service (1) would create a mutual or conflicting interest between the independent auditors and the Company,
(2) would place the independent auditors in the position of auditing its own work, (3) would result in the independent auditors acting in the role of management or as an employee of the Company, or (4) would place the independent auditors in a position of acting as an advocate for the Company. Additionally, the audit committee considers whether the independent auditors are best positioned and qualified to provide the most effective and efficient service, based on factors such as the independent auditors' familiarity with our business, personnel, systems or risk profile and whether provision of the service by the independent auditors would enhance our ability to manage or control risk or improve audit quality or would otherwise be beneficial to us.



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

SIGNATURE                       TITLE                             DATE
---------                       -----                             ----

     *                          Chief Executive Officer           April 30, 2007
-------------------------       (Principal Executive
Stephen P. Forte                Officer) and Director

/S/LONNIE D. SCHNELL            Chief Financial Officer           April 30, 2007
-------------------------       (Principal Accounting and
Lonnie D. Schnell               Financial Officer)

     *                          Chairman of the Board of          April 30, 2007
-------------------------       Directors
Mark Dyne

     *                          Director                          April 30, 2007
-------------------------
Jonathan Burstein

                                Director                          April 30, 2007
-------------------------
Brent Cohen

     *                          Director                          April 30, 2007
-------------------------
Colin Dyne

     *                          Director                          April 30, 2007
-------------------------
Joseph Miller

     *                          Director                          April 30, 2007
-------------------------
Raymond Musci

     *                          Director                          April 30, 2007
-------------------------
William Sweedler

     *                          Director                          April 30, 2007
-------------------------
Susan White


         * By: /S/ LONNIE D. SCHNELL
               -----------------------------------
               Lonnie D. Schnell, Attorney-in-fact