Form 10-Q
period 2007-03-31
TAG IT PACIFIC INC
filed 2007-05-15
CIK 1047881

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

                 For the quarterly period ended March 31, 2007.

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

         AT MAY 12, 2007 THE ISSUER HAD 18,541,433 SHARES OF COMMON STOCK, $.001 PAR VALUE, ISSUED AND OUTSTANDING.

================================================================================

                              TAG-IT PACIFIC, INC.
                               INDEX TO FORM 10-Q

PART I   FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Financial Statements .............................................    3

         Consolidated Balance Sheets as of March 31, 2007 (unaudited)
         and December 31, 2006 ............................................    3

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 2007 and 2006 (unaudited) ........................    4

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2007 and 2006 (unaudited) ...........    5

         Notes to the Consolidated Financial Statements ...................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ......................................   13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......   26

Item 4.  Controls and Procedures ..........................................   27


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   27

Item 1A. Risk Factors .....................................................   28

Item 6.  Exhibits .........................................................   29

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                              TAG-IT PACIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                     March 31,      December 31,
                                                       2007            2006
                                                   ------------    ------------
Assets
Current Assets:
   Cash and cash equivalents ...................   $  3,272,097    $  2,934,673
   Accounts receivable, net ....................      4,865,809       4,664,766
   Note receivable .............................      1,413,817       1,378,491
   Inventories, net ............................      2,778,331       3,051,220
   Recoverable legal costs .....................      3,302,874         107,108
   Prepaid expenses and other current assets ...        359,097         433,926
                                                   ------------    ------------
Total current assets ...........................     15,922,024      12,570,184

Property and equipment, net ....................      5,710,843       5,623,040
Fixed assets held for sale .....................        826,904         826,904
Note receivable, less current portion ..........      1,053,988       1,420,969
Due from related parties .......................        709,822         675,137
Other intangible assets, net ...................      4,110,751       4,139,625
Other assets ...................................        355,496         437,569
                                                   ------------    ------------
Total assets ...................................   $ 28,759,829    $ 25,693,428
                                                   ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable .............................   $  5,222,665    $  4,006,241
  Accrued legal costs ..........................      3,518,359         427,917
  Other accrued expenses .......................      3,200,025       3,359,267
  Demand notes payable to related parties ......        664,970         664,970
  Current portion of capital lease obligations .        426,879         432,728
  Current portion of notes payable .............        798,324       1,107,207
  Secured convertible promissory notes .........     12,480,512      12,472,622
                                                   ------------    ------------
Total current liabilities ......................     26,311,734      22,470,952

Unrecognized tax benefits ......................        245,800            --
Capital lease obligations, less current portion         374,825         474,733
Notes payable, less current portion ............      1,074,639       1,061,514
                                                   ------------    ------------
Total liabilities ..............................     28,006,998      24,007,199
                                                   ------------    ------------

Commitments and contingencies (Note 6)

Stockholders' Equity:
   Preferred stock Series A, $0.001 par value;
     250,000 shares authorized; no shares
     issued or outstanding .....................           --              --

   Common stock,  $0.001 par value,
     100,000,000 shares  authorized;
     18,541,433 shares issued and
     outstanding at March 31, 2007;
     18,466,433 at December 31, 2006 ...........         18,541          18,466
  Additional paid-in capital ...................     51,900,173      51,792,502
  Accumulated deficit ..........................    (51,165,883)    (50,124,739)
                                                   ------------    ------------
Total stockholders' equity .....................        752,831       1,686,229
                                                   ------------    ------------
Total liabilities and stockholders' equity .....   $ 28,759,829    $ 25,693,428
                                                   ============    ============


           See accompanying notes to consolidated financial statements

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                 ------------------------------
                                                     2007              2006
                                                 ------------      ------------
Net sales ..................................     $  9,090,117      $ 10,638,216
Cost of goods sold .........................        6,342,923         7,795,491
                                                 ------------      ------------
Gross profit ...............................        2,747,194         2,842,725

Selling expenses ...........................          706,235           545,625
General and administrative expenses ........        2,689,171         2,817,131
                                                 ------------      ------------
Total operating expenses ...................        3,395,406         3,362,756
                                                 ------------      ------------
Loss from operations .......................         (648,212)         (520,031)

Interest expense, net ......................          147,132           209,372
                                                 ------------      ------------
Loss before income taxes ...................         (795,344)         (729,403)
Provision for income taxes .................             --                --
                                                 ------------      ------------
Net loss ...................................     $   (795,344)     $   (729,403)
                                                 ============      ============

Basic loss per share .......................     $      (0.04)     $      (0.04)
                                                 ============      ============
Diluted loss per share .....................     $      (0.04)     $      (0.04)
                                                 ============      ============

Weighted average number of common
  shares outstanding:
     Basic .................................       18,533,100        18,241,045
                                                 ============      ============
     Diluted ...............................       18,533,100        18,241,045
                                                 ============      ============


           See accompanying notes to consolidated financial statements

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    --------------------------
                                                        2007           2006
                                                    -----------    -----------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities:
    Net loss .....................................  $  (795,344)   $  (729,403)
Adjustments to reconcile net loss to net cash from
  operating activities:
   Depreciation and amortization .................      377,215        305,304
   Increase (decrease) in allowance for doubtful
     accounts ....................................        7,500       (334,474)
   Increase (decrease) in inventory valuation
     reserves ....................................     (159,796)    (2,850,093)
   Disposal of asset .............................         --            8,502
   Stock based compensation ......................       65,000        189,124
   Changes in operating assets and liabilities:
     Receivables, including related party ........     (243,227)      (242,669)
     Inventories .................................      432,685      3,734,521
     Recoverable legal costs .....................   (3,195,767)          --
     Prepaid expenses and other current assets ...       74,829        343,196
     Other assets a&oothero ......................       10,016        (30,429)
     Accounts payable and accrued expenses .......    1,182,174        531,399
     Accrued legal expenses ......................    3,090,442        120,672
                                                    -----------    -----------
  Net cash from operating activities .............      845,727      1,045,650
                                                    -----------    -----------

Cash flows from investing activities:
     Acquisition of property and equipment .......     (356,195)       (25,148)
     Proceeds from sale of equipment .............         --            2,500
                                                    -----------    -----------
  Net cash used by investing activities ..........     (356,195)       (22,648)
                                                    -----------    -----------

Cash flows from financing activities:
     Collection of notes receivable ..............      331,656         20,332
     Proceeds from exercise of stock options .....       42,750           --
     Repayment of capital leases .................     (105,756)      (248,541)
     Repayment of notes payable ..................     (420,758)       (45,567)
                                                    -----------    -----------
    Net cash used by financing activities ........     (152,108)      (273,776)
                                                    -----------    -----------

Net increase in cash .............................      337,424        749,226
Cash at beginning of period ......................    2,934,673      2,277,397
                                                    -----------    -----------

Cash at end of period ............................  $ 3,272,097    $ 3,026,623
                                                    ===========    ===========

Supplemental  disclosures of cash flow
  information:  Cash received (paid) during
  the period for:
     Interest paid ...............................  $  (262,144)   $  (257,737)
     Interest received ...........................  $    75,820    $    36,696


          See accompanying notes to consolidated financial statements.

                              TAG-IT PACIFIC, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  PRESENTATION OF INTERIM INFORMATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of Tag-It Pacific, Inc. and its consolidated subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-K for the year ended December 31, 2006. The balance sheet as of December 31, 2006 has been derived from the audited financial statements as of that date but omits certain information and footnotes required for complete financial statements.

NOTE 2.  EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                                                           PER SHARE
THREE MONTHS ENDED MARCH 31, 2007:                             LOSS          SHARES          AMOUNT
                                                           ------------    ------------   ------------
Basic loss per share:
Loss available to common stockholders ..................   $   (795,344)     18,533,100   $      (0.04)

Effect of Dilutive Securities:
Options ................................................                          --
Warrants ...............................................                          --
                                                           ------------    ------------   ------------
Loss available to common stockholders ..................   $   (795,344)     18,533,100   $      (0.04)
                                                           ============    ============   ============

THREE MONTHS ENDED MARCH 31, 2006: Basic loss per share:
Loss available to common stockholders ..................   $   (729,403)     18,241,045   $      (0.04)

Effect of Dilutive Securities:
Options ................................................                          --
Warrants ...............................................                          --
                                                           ------------    ------------   ------------
Loss available to common stockholders ..................   $   (729,403)     18,241,045   $      (0.04)
                                                           ============    ============   ============

        Warrants to purchase 1,093,813 shares of common stock at between $3.65 and $5.06, options to purchase 4,703,135 shares of common stock at between $0.37 and $5.23, convertible debt of $12,500,000 convertible at $3.65 per share and other convertible debt of $500,000 convertible at $4.50 per share were outstanding for the three months ended March 31, 2007, but were not included in the computation of diluted loss per share because the effect of exercise or conversion would have an antidilutive effect on loss per share.

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

NOTE 3.  STOCK BASED COMPENSATION

          The Company accounts for stock-based awards to employees and directors in accordance with Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Options issued to consultants are accounted for in accordance with the provisions of Emerging Issues Task Force (EITF) No. 96-18, "Accounting for Equity Instruments That Are Issued to Others Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

         There were no options granted during the three months ended March 31, 2007. During the three months ended March 31, 2007, a consultant exercised options to acquire 75,000 shares of common stock. Cash received upon exercise was $42,750 or $0.57 per share. At the time of exercise, the total intrinsic value of the options exercised was approximately $72,000 (or $0.96 per share). Because the option exercised was a non-qualified stock option, the Company will receive a tax deduction for the intrinsic value amount.

         During the three months ended March 31, 2006, the Company granted 10-year options to employees and directors to acquire 2,610,135 shares of common stock at a weighted-average exercise price of $0.42. Options granted were valued using the Black-Scholes option-pricing model at values ranging from $0.20 to $0.34 per share. Assumptions used to value the options were: expected term of
5.3 - 6.1 years, expected volatility of 140%, expected annual dividends of zero and a risk-free interest rate of 4.29% - 4.60%.

         During the three months ended March 31, 2006, the Company granted two 10 year options to a consultant to acquire a total of 75,000 shares of common stock at $0.57 per share. An option of 50,000 shares was vested when granted, and an option for 25,000 shares vested on December 31, 2006. The option for 50,000 shares was valued at $0.56 per share using the following assumptions: expected term of 10 years, expected volatility of 160%, expected dividend rate of zero, and risk-free interest rate of 4.53%. The option for 25,000 shares vesting at December 31, 2006 was also initially valued at $0.56 per share using the same assumptions, but was revalued each reporting period until vested in accordance with EITF 96-18. During the three months ended March 31, 2006, no options or warrants were exercised.

         The following table summarizes the activity in the Company's share based plans during the three months ended March 31, 2007. At March 31, 2007 the Company may issue additional awards to acquire up to a total of 2,621,477 shares of common stock under the 1997 Plan.

                                                                                   Weighted
                                                                                   Average
                                                           Number of Shares     Exercise Price
                                                           ----------------    ----------------
 EMPLOYEES AND DIRECTORS
 Options and warrants outstanding - January 1, 2007 ....          5,002,635    $           1.41
      Granted ..........................................               --                  --
      Exercised ........................................               --                  --
      Cancelled ........................................           (299,500)   $           1.03
                                                           ----------------    ----------------
Options and warrants outstanding - March 31, 2007 ......          4,703,135    $           1.44
                                                           ================    ================

 NON-EMPLOYEES
 Options and warrants outstanding - January 1, 2007 ....          1,318,813    $           4.13
      Granted ..........................................               --                  --
      Exercised ........................................            (75,000)   $            .57
      Cancelled ........................................           (150,000)   $           3.50
                                                           ----------------    ----------------
 Options and warrants outstanding - March 31, 2007 .....          1,093,813    $           4.46
                                                           ================    ================

NOTE 4.  INVENTORIES

         Inventories are stated at the lower of cost or market value and are all categorized as finished goods. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

         Inventories consist of the following:

                                                     March 31,      December 31,
                                                       2007             2006
                                                   ------------     ------------
Finished goods ...............................     $  3,860,500     $  4,293,220
Less reserves ................................        1,082,200        1,242,000
                                                   ------------     ------------
Total inventories ............................     $  2,778,300     $  3,051,220
                                                   ============     ============

NOTE 5.  INCOME TAXES

         On January 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN

48 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with income tax liabilities.

         As a result of the implementation of FIN 48, the Company recognized an increase in liabilities for unrecognized tax benefits of approximately $245,800, which was accounted for as an increase in the January 1, 2007 accumulated deficit.

         The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense. There was no interest or penalties recognized during the three months ended March 31, 2007 and 2006 for unrecognized tax benefits. At March 31, 2007 the Company had approximately $33,800 accrued in interest and penalties associated with the unrecognized tax liabilities.

NOTE 6.  CONTINGENCIES AND GUARANTEES

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

         On October 12, 2005, a shareholder class action complaint-- HUBERMAN V. TAG-IT PACIFIC, INC., ET AL., Case No. CV05-7352 R(Ex)--was filed against us and certain of our current and former officers and directors in the United States District Court for the Central District of California alleging claims under
Section 10(b) and Section 20 of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The action is brought on behalf of all purchasers of our publicly-traded securities during the period from November 14, 2003 to August 12, 2005. On January 23, 2006 the court heard competing motions for appointment of lead plaintiff/counsel and appointed Seth Huberman as lead plaintiff. The lead plaintiff thereafter filed an amended complaint on March 13, 2006. The amended complaint alleges that defendants made false and misleading statements about the Company's financial situation and its relationship with certain of its large customers during a purported class period between November 13, 2003 and August 12, 2005. It purports to state claims under Section 10(b)/Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. The Company filed a motion to dismiss the amended complaint, which motion was denied by the Court on July 17, 2006. On December 21, 2006 the Court established a trial date of May 1, 2007 and ordered completion of discovery by March 19, 2007. On February 20, 2007, the Court denied class certification. Plaintiff has moved the court to reconsider the ruling, and also to intervene a new plaintiff to pursue class certification. Both of those motions were denied on April 2, 2007. In addition, the same day the Court granted defendants' motion for summary judgment, and on or about April 5, 2007 the Court entered judgment in favor of all defendants. On or about April 30, 2007, plaintiff filed a notice of appeal. We believe that this matter will be resolved in trial or in settlement within the limits of its insurance coverage, however the outcomes of this action or an estimate of the potential losses, if any, related to the lawsuit cannot be reasonably predicted, and an adverse resolution of any of the lawsuit could potentially have a material adverse effect on our financial position and results of operations.

         On April 16, 2004 the Company filed suit against Pro-Fit Holdings, Limited ("Pro-Fit") in the U.S. District Court for the Central District of California -- TAG-IT PACIFIC, INC. V. PRO-FIT HOLDINGS, LIMITED, CV 04-2694 LGB
(RCx) -- asserting various contractual and tort claims relating to our exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages. It is the Company's position that the agreement with Pro-Fit gives us the exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. On September 17, 2004, Pro-Fit filed an answer denying the material allegations of the complaint and filed counterclaims alleging various contractual and tort claims seeking injunctive relief and damages. We filed a reply denying the material allegations of Pro-Fit's pleading. Pro-Fit has since purported to terminate the exclusive license and intellectual property agreement based on the same alleged breaches of the agreement that are the subject of the parties' existing litigation, as well as on an additional basis. On February 9, 2005, and again on June 16, 2005, we amended our pleadings in the litigation to assert additional breaches by Pro-Fit of its obligations under the agreement and under certain additional letter agreements, and for a declaratory judgment that Pro-Fit's patent No. 5,987,721 is invalid and not infringed by us. Thereafter, Pro-Fit filed an amended answer and counterclaims denying the material allegations of the amended complaint and alleging various contractual and tort claims seeking injunctive relief and damages. Pro-Fit further asserted that we infringed its United States Patent Nos. 5,987,721 and 6,566,285. We filed a reply denying the substantive allegations of the amended counterclaims. On June 5, 2006 the Court denied the Company's motion for partial summary judgment holding that summary adjudification that we did not breach our agreement with Pro-Fit by engaging in certain activities in Columbia was not appropriate. The Court also held that Pro-Fit was not "unwilling or unable" to fulfill orders by refusing to fill orders with goods produced in the United States. The Court did not find that we breached our agreement with Pro-Fit and a trial is required to determine issues concerning our activities in Columbia and whether other actions by Pro-Fit constituted an unwillingness or inability to fill orders. As a result of a change in the law, we dismissed our antitrust claims against Pro-Fit. The Court has not yet set a date for trial of this matter. We have historically derived a significant amount of revenue from the sale of products incorporating the stretch waistband technology and our business, results of operations and financial condition could be materially adversely affected if the dispute with Pro-Fit is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

            A subsidiary, Tag-It de Mexico, S.A. de C.V., has operated under the Mexican government's Maquiladora Program, which entitles Tag-It de Mexico to certain favorable treatment as respects taxes and duties regarding certain imports. In July of 2005, the Mexican Federal Tax Authority asserted a claim against Tag-It de Mexico alleging that certain taxes had not been paid on imported products during the years 2000, 2001, 2002 and 2003. In October of 2005, the Company filed a procedural opposition to the claim and submitted documents to the Mexican Tax Authority in opposition to this claim, supporting the Company's position that the claim was without merit. The Mexican Federal Tax Authority failed to respond to the opposition filed, and the required response period by the Tax Authority has lapsed. In addition, a controlled entity incorporated in Mexico (Logistica en Avios, S.A. de C.V.) through which the Company conducted its operations in 2005, may be subjected to a claim or claims from the Mexican Tax Authority, as identified directly above, and additionally to other tax issues, including those arising from employment taxes. The Company believes that any such claim is defective on both procedural and documentary grounds and does not believe there will be a material adverse effect on us.

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

NOTE  7. NEW ACCOUNTING PRONOUNCEMENTS

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of SFAS No. 157 however may change current practice within an organization. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007, with earlier application encouraged. We do not believe that SFAS No. 157 will have a material impact on our financial position, results of operations or cash flows.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115," ("SFAS No. 159") which expands the use of fair value. Under SFAS No. 159 a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS No. 159 is effective for years beginning after November 15, 2007. We do not believe that SFAS No. 159 will have a material impact on our financial position, results of operations or cash flows.

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

         The Company distributes its products internationally and has reporting requirements based on geographic regions. Long-lived assets are attributed to countries based on the location of the assets and revenues are attributed to countries based on customer delivery locations, as follows:

                                                  Three Months Ended March 31,
           Country / Region                     -------------------------------
SALES                                              2007                 2006
                                                -----------         -----------
United States ........................          $   842,500         $   913,300
Asia .................................            7,023,300           6,320,400
Mexico ...............................              280,000           1,135,500
Dominican Republic ...................              385,100           1,640,800
Other ................................              559,200             628,200
                                                -----------         -----------
                                                $ 9,090,100         $10,638,200
                                                ===========         ===========


                                                  March 31,         December 31,
                                                    2007                2006
                                                 -----------        -----------
LONG-LIVED ASSETS:
     United States .....................         $ 9,595,700        $ 9,531,659
     Asia ..............................             408,100            386,516
     Mexico ............................               3,700              5,078
     Dominican Republic ................             641,000            668,067
                                                 -----------        -----------
                                                 $10,648,500        $10,591,320
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

         We have strategically structured our trim business to focus as an outsourced product development, sourcing and sampling department for the most demanding brands and retailers. We believe that trim design differentiation among brands and retailers has become a critical marketing tool for our customers. By assisting our customers in the development, design, sampling and sourcing of trim, we expect to achieve higher margins for our trim products, create long-term relationships with our customers, grow our sales to a particular customer by supplying trim for a larger proportion of their brands, and better differentiate our trim sales and services from those of our competitors. We plan to aggressively expand our trim business footprint globally, so we may better serve our apparel factory customers in the field, in addition to our brand and retail customer. We believe we can lead the industry in trim sourcing by having both an intimate relationship with our brand and retail customers, and having a distributed service organization to serve our factory customers (those that manufacture for the apparel brand and retailers) globally.

         Our Tekfit services provide manufacturers with the patented technology, manufacturing know-how and materials required to produce garments incorporating an expandable waistband. These products are currently produced by several manufacturers for one single brand. In October 2006 our exclusive supply contract with this single brand expired. With the expiration of this exclusive contract we now have broader access to other customers and we intend to actively expand this product offering to other brands. However, sales to the previous single brand are expected to decline significantly through the next several quarters, and orders from new brands are not expected to fully offset these declines in the near term. Consequently we expect sales and earnings contributions from this product line to be significantly lower for at least the first half of 2007; though we believe our sales of the product will grow significantly from current levels as we market our products to new customers in the coming months.

         Our efforts to expand this product offering to other customers have also been limited by a licensing dispute. As described more fully in this report under Contingencies and Guarantees (see Note 6 to our unaudited consolidated financial statements), we are presently in litigation with Pro-Fit Holdings Limited related to our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit's patented technology.

         The revenues we derive from the sale of products incorporating the stretch waistband technology, represented approximately 19% of our consolidated revenues for 2006 and accordingly the results of operations and financial condition could be materially adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us, or if we are unsuccessful in securing new customers to replace the revenues previously generated by the single brand.

RESULTS OF OPERATIONS

         The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

                                                 THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------
                                                     2007             2006
                                                 ------------     ------------
Net Sales ....................................          100.0%           100.0%
Cost of goods sold ...........................           69.8             73.3
                                                 ------------     ------------
Gross margin .................................           30.2             26.7
Selling expenses .............................            7.8              5.1
General and administrative expenses ..........           29.5             26.5
                                                 ------------     ------------
Operating loss ...............................           (7.1)%           (4.9)%
                                                 ============     ============

         SALES

         For the three months ended March 31, 2007 and 2006, sales by geographic region based on the location of the customer as a percentage of sales:

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       2007            2006
                                                   ------------    ------------
United States ..................................            9.3%            8.6%
Asia ...........................................           77.3            59.4
Mexico .........................................            3.0            10.7
Dominican Republic .............................            4.2            15.4
Other ..........................................            6.2             5.9
                                                   ------------    ------------
     Total .....................................          100.0%          100.0%
                                                   ============    ============

         Sales for the three months ended March 31, 2007 were $9.1 million, or $1.5 million (14.5%) less than sales for the same period in 2006. The net decrease reflects the decline in sales of Tekfit products resulting from the termination in October 2006 of our exclusive contract for this product. Sales in Asia increased for the three months ended March 31, 2007 by approximately $0.7 million or 11% over the same period in 2006; offset by a decline in sales from Mexico in 2006 that were discontinued or were shifted to Asia in response to the shift of apparel production from Latin America to Asia and other worldwide markets that began in 2004. We responded to these market changes with a restructuring plan implemented in the third quarter of 2005 that included reducing our operations in Mexico and focusing our efforts on the markets in Asia.

         COST OF SALES

         Cost of sales for the three months ended March 31, 2007 were $6.3 million, or 69.8% of sales, as compared to $7.8 million, or 73.3% of sales, for the same period in 2006. The total reduction in cost of sales for the period of $1.4 million is primarily the result of improved manufacturing, distribution, and inventory costs of approximately $0.4 million, and lower costs of approximately $1.0 million associated with the net volume decline. The cost reductions for the three months ended March 31, 2007 principally reflect the elimination of inventory write-offs recorded in the first quarter of 2006.

         SELLING EXPENSES

         Selling expense for the three months ended March 31, 2007 were $0.7 million, or 7.8% of sales, as compared to $0.5 million, or 5.1% of sales, for the same period in 2006. The increase in selling costs reflects the costs associated with additional sales employees (approximately $120,000) and additional marketing and advertising expenses (approximately $130,000), offset by lower royalty costs and administrative costs (approximately $90,000) associated with the decline in Tekfit sales.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expense for the three months ended March 31, 2007 were $2.6 million, or 29.5 percent of sales, as compared with $2.8 million, or 26.5% of sales, for the same period in 2006. The increase in the general and administrative expense as a percentage of sales is principally the result of the lower sales volume in the period. The net reduction in general and administrative costs of $125,000 results from lower legal costs ($232,000), lower professional and audit costs ($63,000), lower share-based compensation costs ($54,000), and lower administrative costs ($78,000); partially offset by increases in costs associated with the expansion of the business in Asia, including increased employee and facility costs ($80,000); and fewer bad debts recoveries ($222,000).

         For the three months ended March 31, 2007 we incurred $0.9 million in professional, audit and legal fees associated mainly with the completion of our year-end audit, and in litigation expenses associated with our Pro-Fit license. These costs represent a decrease of $0.3 million over the comparable costs in the same period of 2006. During the three months ended March 31, 2007 the share-based compensation costs associated with the implementation of FAS 123R was $65,000 as compared with $119,000 for the same period in 2006. For the three months ended March 31, 2007 general and administrative expenses were net of $10,000 in net recoveries of bad debts, and for the three months ended March 31, 2006 general and administrative expenses were net of $233,000 in net bad debt recoveries.

         INTEREST EXPENSE

         Interest expense decreased by approximately $60,000 to $147,000 for the three months ended March 31, 2007, as compared to the same period in 2006 due to lower borrowings under certain notes, net of increased interest earnings on our note receivable.

         INCOME TAXES

         There was no provision for income taxes for the three months ended March 31, 2007 or 2006 due to the operating losses incurred and no benefit for income taxes has been recorded since there is not sufficient evidence to determine that we will be able to utilize our net operating loss carry-forwards to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes selected financial data at (amounts in thousands):

                                                       March 31,    December 31,
                                                         2007           2006
                                                     ------------   ------------
Cash and cash equivalents ........................   $      3,272   $      2,935
Total assets .....................................         28,760         25,694
Current debt .....................................         26,312         22,471
Non-current debt .................................          1,449          1,536
Stockholders' equity .............................            753          1,686

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents increased by $337,000 at March 31, 2007 as compared to December 31, 2006, principally due to cash generated by operating activities and lower cash used in financing activities, net of increases in capital expenditures.

         Cash provided by operating activities is our only recurring source of funds, and was approximately $0.8 million for the three months ended March 31, 2007. The cash provided by (used by) operating activities during the three months resulted principally from:

Net loss before non-cash expenses ...........................       $  (353,000)
Inventory reductions, net of reserves .......................           273,000
Receivable increases, net of reserves .......................          (236,000)
Increase in accounts payable and accrued expense ............         1,182,000
Other .......................................................           (20,000)
                                                                    -----------
                                                                    $   846,000

         Net cash used in investing activities for the three months ended March 31, 2007 was $356,000 as compared to $23,000 for the three months ended March 31, 2006. These expenditures were principally associated with leasehold improvements in new facilities, office equipment for new employees, improvements in our technology systems and a marketing website acquisition. The cash used in the first quarter of 2006 represents capital expenditures for replacement computer equipment.

         Net cash used in financing activities for the three months ended March 31, 2007 was approximately $152,000 and primarily reflects the repayment of borrowings under capital leases and notes payable, net of collections under our note receivable and funds raised from the exercise of stock options. For the three months ended March 31, 2006 the cash used by financing activities was $274,000 and represented the repayment of notes payable and capital leases, partially offset by our note receivable payments.

         Accrued legal costs at March 31, 2007 of $3.5 million principally reflects amounts due in from our defense of the Class Action compliant filed against us in October 2005, (See Note 6 for more discussion of this litigation). The recoverable legal costs of $3.3 million at March 31, 2007 reflects contractual and anticipated reimbursements from our insurance carriers associated with this litigation.

         We currently satisfy our working capital requirements primarily through cash flows generated from operations. As the major industry brands continue to outsource apparel manufacturing to offshore locations, our foreign customers, though backed by U.S. brands and retailers, will continue to increase. This makes traditional financing arrangements with U.S. banks and financial institutions difficult and accordingly we continue to evaluate non-traditional financing of our foreign assets.

         We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and available financing will be sufficient to fund our minimum working capital and capital expenditure needs for at least the next twelve months. This conclusion is based on the belief that we have successfully completed the restructuring plan adopted in 2005, and that our strategic plan and the company's current structure will allow for continued profitability; that we will collect our note and accounts receivable in accordance to existing terms; and that we will complete a refinancing of the convertible notes payable by their maturity date in November 2007. We have discussed the refinancing of these notes with the current note holders and with various financial and investment institutions. We believe we will be successful in completing a modification or replacement of these notes prior to their maturity.

         If we are unable to successfully complete the refinancing of the convertible notes or to collect our note and accounts receivable, or experience greater than anticipated reductions in sales, we may need to raise additional capital, or obtain alternate financing to repay the convertible notes, or further reduce the scope of our business in order to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or arrange alternate financing or reduce the scope of our business in response to a substantial decline in sales, we may default on the payment of the convertible notes payable. The event of a default on the payment of these notes will materially affect the business operations in the long-term, however the on-going operations for 2007 are nevertheless anticipated to substantially continue throughout the 2007 year-end as operations from assets not pledged to these notes continues.

         The extent of our future long-term capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of future acquisitions, and our expansion into foreign markets. Our need for additional long-term financing includes the integration and expansion of our operations to exploit our rights under our Talon trade name, the expansion of our operations in the Asia and other markets and the further development of our waistband technology. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we may need to raise additional debt or equity financing in order to provide for our operations. We are continually evaluating various financing strategies to be used to expand our business and fund future growth or acquisitions. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. If we are unable to secure additional financing, we may not be able to execute our plans for expansion, including expansion into foreign markets to promote our Talon brand trade name and we may need to implement additional cost savings initiatives.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at March 31, 2007 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                    Payments Due by Period
                            -------------------------------------------------------------------
                                           Less than        1-3           4-5          After
 Contractual Obligations       Total        1 Year         Years         Years        5 Years
-------------------------   -----------   -----------   -----------   -----------   -----------
Demand notes payable
   to related parties(1)    $ 1,197,600   $ 1,197,600   $      --     $      --     $      --
Capital lease obligations   $   902,600   $   493,000   $   409,600          --     $      --
Operating leases ........   $ 1,342,800   $   448,000   $   878,000   $    16,800   $      --
Notes payable ...........   $ 2,114,600   $   882,700   $   619,500   $   612,400   $      --
Convertible notes payable   $12,958,200   $12,958,200   $      --     $      --     $      --
                            -----------   -----------   -----------   -----------   -----------
     Total Obligations ..   $18,515,800   $15,979,500   $ 1,907,100   $   629,200   $      --
                            ===========   ===========   ===========   ===========   ===========

(1) The majority of notes payable to related parties are due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment, and include accrued interest payable through March 31, 2007.

         At March 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

         A director and significant shareholder of Tarrant Apparel Group is also a significant shareholder of the Company. Sales to Tarrant for the three months ended March 31, 2007 were $100, and sales to Tarrant for the three months ended March 31, 2006 were $25,300. As of March 31, 2007 and December 31, 2006 there were no amounts due from Tarrant.

         Colin Dyne, a director and significant stockholder of the Company is also a significant shareholder in People's Liberation, Inc. During the three months ended March 31, 2007 and 2006, we had sales of $141,800 and $15,500, respectively, to subsidiaries of People's Liberation, Inc. At March 31, 2007, accounts receivable included $104,400 outstanding from People's Liberation subsidiaries. At December 31, 2006, accounts receivable of $83,400 were outstanding from subsidiaries of People's Liberation, Inc.

         Due from related parties at March 31, 2007 includes $709,800 and at December 31, 2006, $675,100 of unsecured notes, advances and accrued interest receivable from Colin Dyne. The notes and advances bear interest at 7.5% and are due on demand.

         Demand notes payable to related parties includes notes and advances to Mark Dyne, the Chairman of the Board of Directors of the Company or to parties related to or affiliated with Mark Dyne. The balance of Demand notes payable to related parties at March 31, 2007 and at December 31, 2006 was $665,000.

         Consulting fees paid to Diversified Investments, a company owned by Mark Dyne, amounted to $37,500 for the three months ended March 31, 2007 and 2006.

         Consulting fees of $68,750 were paid for services provided by Colin Dyne for the three months ended March 31, 2007 and 2006. Consulting fees of $73,400 were paid for services provided by Jonathan Burstein, a Director for the three months ended March 31, 2007.

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

NEW ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of SFAS No. 157 however may change current practice within an organization. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007, with earlier application encouraged. We do not believe that SFAS No. 157 will have a material impact on our financial position, results of operations or cash flows.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115," ("SFAS No. 159") which expands the use of fair value. Under SFAS No. 159 a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS No. 159 is effective for years beginning after November 15, 2007. We do not believe that SFAS No. 159 will have a material impact on our financial position, results of operations or cash flows.

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

         OUR GROWTH AND OPERATING RESULTS COULD BE MATERIALLY, ADVERSELY AFFECTED IF WE ARE UNSUCCESSFUL IN RESOLVING A DISPUTE THAT NOW EXISTS REGARDING OUR RIGHTS UNDER OUR EXCLUSIVE LICENSE AND INTELLECTUAL PROPERTY AGREEMENT WITH PRO-FIT. Pursuant to our agreement with Pro-Fit Holdings, Limited, we have exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. We are in litigation with Pro-Fit regarding our rights. See Part II, Item 1, "Legal Proceedings" for discussion of this litigation. We have derived a significant amount of revenues from the sale of products incorporating the stretch waistband technology. Our business, results of operations and financial condition could be materially adversely affected if we are unable to reach a settlement in a manner acceptable to us and ensuing litigation is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

         IF WE LOSE OUR LARGER CUSTOMERS OR THEY FAIL TO PURCHASE AT ANTICIPATED LEVELS, OUR SALES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED. Our results of operations will depend to a significant extent upon the commercial success of our larger customers. If these customers fail to purchase our products at anticipated levels, or our relationship with these customers terminates, it may have an adverse effect on our results because:

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

         In October 2006, our exclusive supply agreement with Levi Strauss & Co., pursuant to which we supplied Levi with TEKFIT waistbands for their Dockers programs, expired. With the expiration of this contract we now have broader access to other customers and we intend to actively expand this product offering to other brands. Sales of this product to Levi are expected to end during the second quarter of 2007 and to be significantly lower than in the previous year, and orders from new brands are not expected to fully offset these declines for several quarters, if at all. The revenues we derived from the sale of products incorporating the stretch waistband technology represented approximately 19% of our consolidated revenues for the years ended December 31, 2005 and 2006. A failure to attract new customers for our TEKFIT waistbands could have a material adverse effect on our sales and results of operations.

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

         WE MAY NOT BE ABLE TO COLLECT OUR NOTE RECEIVABLE. On April 11, 2007 a favorable verdict was awarded to the plaintiff in a trademark infringement lawsuit in which Azteca Production International, Inc. is a defendant. We have an outstanding note from Azteca at March 31, 2007 of $2.5 million and this adverse ruling against them may impact their ability to repay our note receivable. The outcome of this event or an estimate of the potential impact if any, on the collectibility of our note receivable cannot be predicted at this time. The failure to collect payments under this note as scheduled could have a material adverse effect on our financial position, results of operations and cash flow. At March 31, 2007 Azteca had met all payment requirements under the note as scheduled.

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

         Due to these factors, it is possible that in some quarters our operating results may be below our stockholders' expectations and those of public market analysts. If this occurs, the price of our common stock could be adversely affected. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. In October 2005, a securities class action lawsuit was filed against us. See Part II, Item 1, "Legal Proceedings" for a detailed description of this lawsuit.

         THE OUTCOME OF LITIGATION IN WHICH WE HAVE BEEN NAMED AS A DEFENDANT IS UNPREDICTABLE AND AN ADVERSE DECISION IN ANY SUCH MATTER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS. We are defendants in a number of litigation matters. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been named a party, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material adverse effect on our financial position and results of operations.

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

         THE REQUIREMENTS OF THE SARBANES-OXLEY ACT, INCLUDING SECTION 404, ARE BURDENSOME, AND OUR FAILURE TO COMPLY WITH THEM COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS AND STOCK PRICE. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2007. Our independent registered public accounting firm will need to annually attest to our evaluation, and issue their own opinion on our internal control over financial reporting beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2008. We are preparing for compliance with Section 404 by strengthening, assessing and testing our system of internal control over financial reporting to provide the basis for our report. The process of strengthening our internal control over financial reporting and complying with Section 404 is expensive and time consuming, and requires significant management attention. Failure to implement required controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal control over financial reporting, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         All of our sales are denominated in United States dollars or the currency of the country in which our products originate. We are exposed to market risk for fluctuations in the foreign currency exchange rates for certain product purchases that are denominated in Hong Kong dollars, Chinese yuans and British pounds. There were no hedging contracts outstanding as of March 31, 2007 or December 31, 2006. Currency fluctuations can increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in United States dollars in various bank accounts and we do not believe we have significant market risk exposure with regard to our investments. At March 31, 2007 none of our indebtedness was subject to interest rate fluctuations.

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

         As of March 31, 2007, we conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2007, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no significant changes in our internal controls over financial reporting that occurred during the first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On October 12, 2005, a shareholder class action complaint-- HUBERMAN V. TAG-IT PACIFIC, INC., ET AL., Case No. CV05-7352 R(Ex)--was filed against us and certain of our current and former officers and directors in the United States District Court for the Central District of California alleging claims under
Section 10(b) and Section 20 of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The action is brought on behalf of all purchasers of our publicly-traded securities during the period from November 14, 2003 to August 12, 2005. On January 23, 2006 the Court heard competing motions for appointment of lead plaintiff/counsel and appointed Seth Huberman as lead plaintiff. The lead plaintiff thereafter filed an amended complaint on March 13, 2006. The amended complaint alleges that defendants made false and misleading statements about our company's financial situation and our relationship with certain of our large customers during a purported class period between November 13, 2003 and August 12, 2005. It purports to state claims under Section 10(b)/Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. We filed a motion to dismiss the amended complaint, which motion was denied by the Court on July 17, 2006. On December 21, 2006, the Court established a trial date of May 1, 2007 and ordered completion of discovery by March 19, 2007. On February 20, 2007, the Court denied class certification. Plaintiff has moved the court to reconsider the ruling, and also to intervene a new plaintiff to pursue class certification. Both of those motions were denied on April 2, 2007. In addition, the same day the Court granted our and the other defendants' motion for summary judgment, and on or about April 5, 2007 the Court entered judgment in favor of all defendants. On or about April 30, 2007, plaintiff filed a notice of appeal. We believe that this matter will be resolved in trial or in settlement within the limits of its insurance coverage, however the outcomes of this action or an estimate of the potential losses, if any, related to the lawsuit cannot be reasonably predicted, and an adverse resolution of any of the lawsuit could potentially have a material adverse effect on our financial position and results of operations.

         On April 16, 2004, we filed suit against Pro-Fit Holdings, Limited ("Pro-Fit") in the U.S. District Court for the Central District of California -- TAG-IT PACIFIC, INC. V. PRO-FIT HOLDINGS, LIMITED, CV 04-2694 LGB (RCx) -- asserting various contractual and tort claims relating to our exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages. It is our position that the agreement with Pro-Fit gives us the exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. On September 17, 2004, Pro-Fit filed an answer denying the material allegations of the complaint and filed counterclaims alleging various contractual and tort claims seeking injunctive relief and damages. We filed a reply denying the material allegations of Pro-Fit's pleading. Pro-Fit has since purported to terminate the exclusive license and intellectual property agreement based on the same alleged breaches of the agreement that are the subject of the parties' existing litigation, as well as on an additional basis. On February 9, 2005, and again on June 16, 2005, we amended our pleadings in the litigation to assert additional breaches by Pro-Fit of its obligations under the agreement and under certain additional letter agreements, and for a declaratory judgment that Pro-Fit's patent No. 5,987,721 is invalid and not infringed by us. Thereafter, Pro-Fit filed an amended answer and counterclaims denying the material allegations of the amended complaint and alleging various contractual and tort claims seeking injunctive relief and damages. Pro-Fit further asserted that we infringed its United States Patent Nos. 5,987,721 and 6,566,285. We filed a reply denying the substantive allegations of the amended counterclaims. On June 5, 2006, the Court denied our motion for partial summary judgment holding that summary adjudification that we did not breach our agreement with Pro-Fit by engaging in certain activities in Columbia was not appropriate. The Court also held that Pro-Fit was not "unwilling or unable" to fulfill orders by refusing to fill orders with goods produced in the United States. The Court did not find that we breached our agreement with Pro-Fit and a trial is required to determine issues concerning our activities in Columbia and whether other actions by Pro-Fit constituted an unwillingness or inability to fill orders. As a result of a change in the law, we dismissed our antitrust claims against Pro-Fit. The Court has not yet set a date for trial of this matter. We have historically derived a significant amount of revenue from the sale of products incorporating the stretch waistband technology our business, results of operations and financial condition could be materially adversely affected if the dispute with Pro-Fit is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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

ITEM 1A. RISK FACTORS

         A restated description of the risk factors associated with the Company is included under "Cautionary Statements and Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with an investment in the Company previously disclosed in our Annual Report on Form 10-K for 2006 and is incorporated herein by reference.

ITEM 6.  EXHIBITS

         10.33(1) Consulting  Agreement  dated  January  1, 2007 by and  between
                  Tag-It Pacific, Inc. and Jonathan Burstein. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 4, 2007.

         10.34(1) Consulting  Agreement effective  April 1, 2007  by and between
                  Tag-It Pacific, Inc. and Colin Dyne.

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


(1)      Indicates a management contract or compensatory plan.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 15, 2007                          TAG-IT PACIFIC, INC.

         `                                     /S/  LONNIE D. SCHNELL
                                               --------------------------------
                                               By:      Lonnie D. Schnell
                                               Its:     Chief Financial Officer