Form 10-Q
period 2007-06-30
TALON INTERNATIONAL, INC.
filed 2007-08-14
CIK 1047881

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

                  For the quarterly period ended June 30, 2007.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission file number 1-13669


                            TALON INTERNATIONAL, INC.
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

                              TAG-IT PACIFIC, INC.
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

         AT AUGUST 14, 2007 THE ISSUER HAD 20,041,433 SHARES OF COMMON STOCK, $.001 PAR VALUE, ISSUED AND OUTSTANDING.

================================================================================

                            TALON INTERNATIONAL, INC.
                         (FORMERLY TAG-IT PACIFIC, INC.)

                               INDEX TO FORM 10-Q


PART I   FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Financial Statements................................................  3

         Consolidated Balance Sheets as of June30, 2007 (unaudited)
           and December 31, 2006 ............................................  3

         Consolidated Statements of Operations for the Three Months
           and the Six Months Ended June 30, 2007 and 2006 (unaudited).......  4

         Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2007 and 2006 (unaudited)...............  5

         Notes to the Consolidated Financial Statements......................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......... 29

Item 4.  Controls and Procedures............................................. 30


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 31

Item 1A. Risk Factors ....................................................... 31

Item 6.  Exhibits ........................................................... 32

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            TALON INTERNATIONAL, INC.
                         (FORMERLY TAG-IT PACIFIC, INC.)

                           CONSOLIDATED BALANCE SHEETS

                                                      June 30,     December 31,
                                                        2007           2006
                                                    ------------   ------------
Assets
Current Assets:
   Cash and cash equivalents .....................  $  3,822,264   $  2,934,673
   Restricted cash ...............................     9,500,000           --
   Accounts receivable, net ......................     6,040,757      4,664,766
   Note receivable ...............................     1,450,051      1,378,491
   Inventories, net ..............................     2,555,072      3,051,220
   Recoverable legal costs .......................     1,180,748        107,108
   Prepaid expenses and other current assets .....       675,063        433,926
                                                    ------------   ------------
Total current assets .............................    25,223,955     12,570,184

Property and equipment, net ......................     5,575,712      5,623,040
Fixed assets held for sale .......................       826,904        826,904
Note receivable, less current portion ............       677,601      1,420,969
Due from related party ...........................       722,918        675,137
Other intangible assets, net .....................     4,110,751      4,139,625
Other assets .....................................       720,546        437,569
                                                    ------------   ------------
Total assets .....................................  $ 37,858,387   $ 25,693,428
                                                    ============   ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ...............................  $  6,391,504   $  4,006,241
  Accrued legal costs ............................     1,267,167        427,917
  Other accrued expenses .........................     3,289,601      3,359,267
  Demand notes payable to related parties ........        85,176        664,970
  Current portion of capital lease
    obligations ..................................       395,294        432,728
  Current portion of notes payable ...............       405,878      1,107,207
  Secured convertible promissory notes ...........    12,488,490     12,472,622
                                                    ------------   ------------
Total current liabilities ........................    24,323,110     22,470,952

Capital lease obligations, less current
  portion ........................................       351,292        474,733
Notes payable, less current portion ..............     1,000,482      1,061,514
Revolver note payable ............................     1,307,806           --
Term note payable ................................     7,106,260           --
Other long term liabilities ......................        83,651           --
                                                    ------------   ------------
Total liabilities ................................    34,172,601     24,007,199
                                                    ------------   ------------

Commitments and contingencies

Stockholders' Equity:
   Preferred stock Series A, $0.001 par value;
     250,000 shares authorized; no
     shares issued or outstanding ................          --             --

   Common stock, $0.001 par value,
     100,000,000 shares authorized; 20,041,433
     shares issued and outstanding at June 30,
     2007; 18,466,433 at December 31, 2006 .......        20,041         18,466
  Additional paid-in capital .....................    54,341,135     51,792,502
  Accumulated deficit ............................   (50,675,390)   (50,124,739)
                                                    ------------   ------------
Total stockholders' equity .......................     3,685,786      1,686,229
                                                    ------------   ------------
Total liabilities and stockholders' equity .......  $ 37,858,387   $ 25,693,428
                                                    ============   ============

           See accompanying notes to consolidated financial statements

                            TALON INTERNATIONAL, INC.
                         (FORMERLY TAG-IT PACIFIC, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                      Three Months Ended June 30,    Six Months Ended June 30,
                                      ---------------------------   ----------------------------
                                          2007           2006           2007            2006
                                      ------------   ------------   ------------    ------------
Net sales .........................   $ 13,566,981   $ 14,246,087   $ 22,657,099    $ 24,884,303
Cost of goods sold ................      9,484,488     10,118,850     15,827,411      17,914,341
                                      ------------   ------------   ------------    ------------
   Gross profit ...................      4,082,493      4,127,237      6,829,688       6,969,962

Selling expenses ..................        841,326        674,894      1,547,561       1,220,519
General and administrative expenses      2,406,192      2,557,062      5,017,780       5,296,499
                                      ------------   ------------   ------------    ------------
   Total operating expenses .......      3,247,518      3,231,956      6,565,341       6,517,018

Income from operations ............        834,975        895,281        264,347         452,944
Interest expense, net .............        265,858        229,139        490,574         516,205
                                      ------------   ------------   ------------    ------------
Income (loss) before income taxes .        569,117        666,142       (226,227)        (63,261)
Provision for income taxes ........         78,624         11,500         78,624          11,500
                                      ------------   ------------   ------------    ------------
   Net Income (loss) ..............   $    490,493   $    654,642   $   (304,851)   $    (74,761)
                                      ============   ============   ============    ============

Basic income (loss) per share .....   $       0.03   $       0.04   $      (0.02)   $      (0.00)
                                      ============   ============   ============    ============
Diluted income (loss) per share ...   $       0.02   $       0.04   $      (0.02)   $      (0.00)
                                      ============   ============   ============    ============

Weighted average number of common
  shares outstanding:
   Basic ..........................     18,590,884     18,358,360     18,562,151      18,300,027
                                      ============   ============   ============    ============
   Diluted ........................     20,058,682     18,598,442     18,562,151      18,300,027
                                      ============   ============   ============    ============

          See accompanying notes to consolidated financial statements.

                            TALON INTERNATIONAL, INC.
                         (FORMERLY TAG-IT PACIFIC, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Six Months Ended June 30,
                                                                                   ----------------------------
                                                                                       2007            2006
                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ...................................................................   $   (304,851)   $    (74,761)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation and amortization .............................................        592,011         606,960
     Amortization of deferred financing cost and debt discounts ................        163,593         155,254
      Increase (decrease) in allowance for doubtful accounts ...................         61,500        (919,312)
      Decrease in inventory valuation reserves .................................       (165,280)     (3,433,267)
     Disposal of asset .........................................................           --             8,502
     Stock based compensation ..................................................        125,000         165,377
   Changes in operating assets and liabilities:
     Receivables, including related party ......................................     (1,485,273)        214,518
     Inventories ...............................................................        661,428       5,453,233
     Recoverable legal costs ...................................................     (1,073,640)           --
     Prepaid expenses and other current assets .................................       (241,137)         74,016
     Other Assets ..............................................................         35,207        (104,029)
     Accounts payable and accrued expenses .....................................      2,560,129         (94,087)
     Accrued legal .............................................................        769,467         129,020
       Income taxes payable ....................................................         77,931          11,500
                                                                                   ------------    ------------
      Net cash provided by operating activities ................................      1,776,085       2,192,924
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment ......................................       (514,812)        (28,883)
     Proceeds from sale of equipment ...........................................           --             2,500
                                                                                   ------------    ------------
      Net cash used by investing activities ....................................       (514,812)        (26,383)
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Collection of notes receivable .............................................        671,808          84,514
    Proceeds from exercise of stock options and warrants .......................         42,746            --
    Proceeds from issuance of stock and warrants, net of issuance costs ........      2,313,711            --
    Revolver note borrowings ...................................................      1,307,806            --
    Term note borrowings, net of issuance costs ................................      6,842,789            --
    Repayment of capital leases ................................................       (160,875)       (397,906)
    Repayment of notes payable .................................................     (1,891,667)       (153,630)
                                                                                   ------------    ------------
        Net cash from (used by) financing activities ...........................      9,126,318        (467,022)
                                                                                   ------------    ------------

Net increase in cash and restricted cash .......................................     10,387,591       1,699,519
Cash at beginning of period ....................................................      2,934,673       2,277,397
                                                                                   ------------    ------------
Cash and restricted cash at end of period
                                                                                   $ 13,222,264    $  3,976,916
                                                                                   ============    ============

Supplemental  disclosures of cash flow information:  Cash received (paid) during the period for:
      Interest paid ............................................................   $   (477,176)   $   (520,825)
      Interest received ........................................................   $    154,263    $    159,874
      Income tax paid ..........................................................   $     95,056            --
    Non-cash financing activities:
      Capital lease obligation .................................................   $     35,809    $       --
      Deferred financing cost ..................................................   $    203,434    $       --
      Accounts payable & accrued legal converted to notes payable ..............   $       --      $  1,775,000

          See accompanying notes to consolidated financial statements.

                            TALON INTERNATIONAL, INC.
                         (FORMERLY TAG-IT PACIFIC, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. PRESENTATION OF INTERIM INFORMATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of Talon International, Inc. and its consolidated subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-K for the year ended December 31, 2006. The balance sheet as of December 31, 2006 has been derived from the audited financial statements as of that date but omits certain information and footnotes required for complete financial statements.

        On July 20, 2007 the Company changed its name from Tag-It Pacific, Inc. to Talon International, Inc.

        Certain reclassifications have been made to the prior year financial statements to conform to the 2007 presentation.

NOTE 2.  EARNINGS (LOSS) PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations:

THREE MONTHS ENDED JUNE 30, 2007:           INCOME (LOSS)      SHARES        PER SHARE
                                            ------------    ------------    ------------
Basic Income per share:
  Income available to common stockholders   $    490,493      18,590,884    $       0.03

Effect of Dilutive Securities:
  Options ...............................           --         1,463,278           (0.01)
  Warrants ..............................           --             4,520            --
                                            ------------    ------------    ------------
Income available to common stockholders
                                            $    490,493      20,058,682    $       0.02
                                            ============    ============    ============

THREE MONTHS ENDED JUNE 30, 2006:
Basic Income per share:
  Income available to common stockholders   $    654,642      18,358,360    $       0.04

Effect of Dilutive Securities:
Options .................................           --           240,082            --
Warrants ................................           --              --              --
                                            ------------    ------------    ------------
Income available to common stockholders .   $    654,642      18,598,442    $       0.04
                                            ============    ============    ============

SIX MONTHS ENDED JUNE 30, 2007:
Basic loss per share:
  Loss available to common stockholders .   $   (304,851)     18,562,151    $      (0.02)

Effect of Dilutive Securities:
  Options ...............................           --              --              --
  Warrants ..............................           --              --              --
                                            ------------    ------------    ------------
Loss available to common stockholders ...   $   (304,851)     18,562,151    $      (0.02)
                                            ============    ============    ============

SIX MONTHS ENDED JUNE 30, 2006:
Basic loss per share:
  Loss available to common stockholders .   $    (74,761)     18,300,027    $      (0.00)

Effect of Dilutive Securities:
  Options ...............................           --              --              --
  Warrants ..............................           --              --              --
                                            ------------    ------------    ------------
Loss available to common stockholders
                                            $    (74,761)     18,300,027    $      (0.00)
                                            ============    ============    ============

        Warrants to purchase 3,193,813 shares of common stock exercisable at between $0.95 and $5.06 per share, options to purchase 4,746,735 shares of common stock exercisable at between $0.37 and $5.23 per share, and convertible debt of $12,500,000 convertible at $3.65 per share, were outstanding for the three and six months ended June 30, 2007. In connection with the Share-Based Payment calculation (see note 3), 4,880,135 shares were included in the computation of diluted income per share for the three month period ended June

30, 2007. These shares were not included in the computation of diluted loss per share for the six months ended June 30, 2007 because exercise or conversion would have an antidilutive effect on the loss per share.

         Warrants to purchase 1,243,813 shares of common stock exercisable at between $3.50 and $5.06 per share, options to purchase 4,434,888 shares of common stock exercisable at between $0.37 and $5.23 per share, convertible debt of $12,500,000 convertible at $3.65 per share, and other convertible debt of $500,000 convertible at $4.50 per share were outstanding for the three and six months ended June 30, 2006. In connection with the Share-Based Payment calculation (see note 3), 2,775,135 shares were included in the computation of diluted income per share for the three month period ended June 30, 2006. These shares were not included in the computation of diluted loss per share for the six months ended June 30, 2006 because exercise or conversion would have an antidilutive effect on the loss per share.

NOTE 3.  STOCK BASED COMPENSATION

         The Company accounts for stock-based awards to employees and directors in accordance with Statement of Financial Accounting Standards No. 123 revised, Share-Based Payment, ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Options issued to consultants are accounted for in accordance with the provisions of Emerging Issues Task Force (EITF) No. 96-18, "Accounting for Equity Instruments That Are Issued to Others Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

        There were 46,600 options granted to employees during the three and six months ended June 30, 2007 at a weighted average exercise price of $1.02 per share. The estimated fair value of options granted during the three and six months ended June 30, 2007 was $31,700. Common shares of 1,500,000 and warrants to acquire 2,100,000 shares of common stock were issued during the three and six months ended June 30, 2007 to a non-employee in connection with a debt financing facility at a weighted average exercise price of $1.05 per share for the warrants and $0.001 per share for the common shares issued. The estimated total fair value of the warrants and shares of common stock granted during the three and six months was $2,879,020. The relative fair value of warrants and shares of common stock issued, less financing costs, is accounted for as debt discount related to the $9.5 million Term note entered into in June 2007. Assumptions used to value options granted to employees were expected volatility of 69%, expected term of 6.1 years, risk-free interest rate of approximately 5.0%, and an expected dividend yield of zero. Assumptions used to value warrants granted to non-employee were expected volatility of 78%, expected term of 5 years (contractual life), risk-free interest rate of 5.0%, and expected dividend yield of zero. In January, 2007, a consultant exercised options to acquire 75,000 shares of common stock. Cash received upon exercise was $42,750 or $0.57 per share. At the time of exercise, the total intrinsic value of the options exercised was approximately $72,000 (or $0.96 per share). Because the option exercised was a non-qualified stock option, the Company will receive a tax deduction for the intrinsic value amount.

        As of June 30, 2007, the Company had approximately $537,000 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the weighted average period of 2.3 years. This expected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

         During the three months ended June 30, 2006, the Company did not grant any stock-based awards to employees or non-employees. During the six months ended June 30, 2006, the Company granted awards of stock for 225,388 shares at an average market price of $0.45 per share and options to acquire 2,685,135 shares at an average exercise price of $0.42 per share. Awards to acquire 1,625,000 shares were granted to employees outside of the 1997 Plan, and awards of stock and options to acquire 165,253 shares were granted to a consultant. The estimated fair value of all awards granted during the six months was $666,000, of which

$70,000 was accrued for as of December 31, 2005. Assumptions used to value options granted to employees were expected volatility of 57%, expected term of
5.3 years to 6.1 years, risk-free interest rate of approximately 4.4%, and an expected dividend yield of zero. Assumptions used to value options granted to consultants were expected volatility of 65%, expected term of 10 years (contractual life), risk-free interest rate of 4.5%, and expected dividend yield of zero.

        The following table summarizes the activity in the Company's share based plans during the three and six months ended June 30, 2007. At June 30, 2007 the Company may issue additional awards to acquire up to a total of 2,502,877 shares of common stock under the 1997 Plan.

                                                                          Weighted
                                                                           Average
                                                           Number of      Exercise
                                                             Shares        Price
                                                           ----------    ----------
EMPLOYEES AND DIRECTORS
Options and warrants outstanding - January 1, 2007 .....    5,002,635    $     1.41
     Granted ...........................................         --            --
     Exercised .........................................         --            --
     Cancelled .........................................     (299,500)   $     1.03
                                                           ----------    ----------
Options and warrants outstanding - March 31, 2007 ......    4,703,135    $     1.44
     Granted ...........................................       46,600    $     1.02
     Exercised .........................................         --            --
     Cancelled .........................................       (3,000)   $     1.27
                                                           ----------    ----------
Options and warrants outstanding - June 30, 2007 .......    4,746,735    $     1.44
                                                           ==========    ==========

NON-EMPLOYEES
Options and warrants outstanding - January 1, 2007 .....    1,318,813    $     4.13
     Granted ...........................................         --            --
     Exercised .........................................      (75,000)   $      .57
     Cancelled .........................................     (150,000)   $     3.50
                                                           ----------    ----------
Options and warrants outstanding - March 31, 2007 ......    1,093,813    $     4.46
     Granted ...........................................    2,100,000    $     1.05
     Exercised .........................................         --            --
     Cancelled .........................................         --            --
                                                           ----------    ----------
Options and warrants outstanding - June 30, 2007 .......    3,193,813    $     2.22
                                                           ==========    ==========

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

Inventories consist of the following:             June 30,             December
                                                    2007               31, 2006
                                                 ----------           ----------
Finished goods .......................           $3,631,791           $4,293,220
Less reserves ........................            1,076,720            1,242,000
                                                 ----------           ----------
Total inventories ....................           $2,555,071           $3,051,220
                                                 ==========           ==========

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

         The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense. For the three and six months ended June 30, 2007 the Company recognized accrued interest for unrecognized tax benefits of approximately $4,000. There was no interest or penalties recognized during the three months or six months ended June 30, 2006 for unrecognized tax benefits. At June 30, 2007 the Company had approximately $37,875 accrued in interest and penalties associated with the unrecognized tax liabilities.

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

         On October 12, 2005, a shareholder class action complaint -- HUBERMAN V.TAG-IT PACIFIC, INC., ET AL., Case No. CV05-7352 R(Ex) -- was filed against us and certain of our current and former officers and directors in the United States District Court for the Central District of California, alleging claims under Section 10(b) and Section 20 of the Securities Exchange Act of 1934. A lead plaintiff was appointed, and his amended complaint alleged that defendants made false and misleading statements about the Company's financial situation and its relationship with certain of its large customers. The action was brought on behalf of all purchasers of our publicly-traded securities during the period from November 13, 2003 to August 12, 2005.

On February 20, 2007, the Court denied class certification. Plaintiff moved the court to reconsider the ruling, and also to intervene a new plaintiff to pursue class certification. Both of those motions were denied on April 2, 2007. In addition, the same day the Court granted defendants' motion for summary judgment, and on or about April 5, 2007, the Court entered judgment in favor of all defendants. On or about April 30, 2007, plaintiff filed a notice of appeal, and his opening appellate brief is due on October 15, 2007. The Company believes that this matter will be resolved in trial or in settlement within the limits of its insurance coverage. However, the outcomes of this action or an estimate of the potential losses, if any, related to the lawsuit cannot be reasonably predicted, and an adverse resolution of the lawsuit could potentially have a material adverse effect on the Company's financial position and results of operations.

         On April 16, 2004 the Company filed suit against Pro-Fit Holdings, Limited ("Pro-Fit") in the U.S. District Court for the Central District of California - TAG-IT PACIFIC, INC. V. PRO-FIT HOLDINGS, LIMITED, CV 04-2694 LGB
(RCx) -- asserting various contractual and tort claims relating to our exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages. It is the Company's position that the agreement with Pro-Fit gives us the exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. On June 5, 2006 the Court denied the Company's motion for partial summary judgment, but did not find that the Company breached its agreement with Pro-Fit and a trial is required to determine issues concerning our activities in Columbia and whether other actions by Pro-Fit constituted an unwillingness or inability to fill orders. The Court also held that Pro-Fit was not "unwilling or unable" to fulfill orders by refusing to fill orders with goods produced in the United States. The Court has not yet set a date for trial of this matter. The Company has historically derived a significant amount of revenue from the sale of products incorporating the stretch waistband technology and the Company's business, results of operations and financial condition could be materially adversely affected if the dispute with Pro-Fit is not resolved in a manner favorable to the Company. Additionally, the Company has incurred significant legal fees in this litigation, and unless the case is settled, the Company will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

         A subsidiary, Tag-It de Mexico, S.A. de C.V., operated under the Mexican government's Maquiladora Program, which entitled Tag-It de Mexico to certain favorable treatment as respects taxes and duties regarding certain imports. In July of 2005, the Mexican Federal Tax Authority asserted a claim against Tag-It de Mexico alleging that certain taxes had not been paid on imported products during the years 2000, 2001, 2002 and 2003. In October of 2005, the Company filed a procedural opposition to the claim and submitted documents to the Mexican Tax Authority in opposition to this claim, supporting the Company's position that the claim was without merit. The Mexican Federal Tax Authority failed to respond to the opposition filed, and the required response period by the Tax Authority has lapsed. In addition, a controlled entity incorporated in Mexico (Logistica en Avios, S.A. de C.V.) through which the Company conducted its operations in 2005, may be subjected to a claim or claims from the Mexican Tax Authority, as identified directly above, and additionally to other tax issues, including those arising from employment taxes. The Company believes that any such claim is defective on both procedural and documentary grounds and does not believe there will be a material adverse effect on us.

         The Company currently has pending a number of other claims, suits and complaints that arise in the ordinary course of our business. The Company believes that we have meritorious defenses to these claims and that the claims are either covered by insurance or, after taking into account the insurance in place, would not have a material effect on the Company's consolidated financial condition if adversely determined against the Company.

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

NOTE  7. NEW ACCOUNTING PRONOUNCEMENTS

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements"("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and does not require any new fair value measurements. The application of SFAS No. 157 however may change current practice within an organization. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007, with earlier application encouraged. We do not believe that SFAS No. 157 will have a material impact on our financial position, results of operations or cash flows.

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

         The Company distributes its products internationally and has reporting requirements based on geographic regions. Long-lived assets are attributed to countries based on the location of the assets and revenues are attributed to countries based on customer delivery locations, as follows:

                              Three Months Ended            Six Months Ended
                                   June 30,                     June 30,
                           -------------------------   -------------------------
Country / Region              2007          2006          2007          2006
                           -----------   -----------   -----------   -----------
United States ..........   $ 1,048,400   $ 1,025,100   $ 1,890,900   $ 1,938,400
Asia ...................    11,531,500     8,418,400    18,554,800    14,738,800
Mexico .................       319,400     1,444,200       599,400     2,579,700
Dominican Republic .....       269,600     2,631,300       654,700     4,272,100
Other ..................       398,100       727,100       957,300     1,355,300
                           -----------   -----------   -----------   -----------
                           $13,567,000   $14,246,100   $22,657,100   $24,884,300
                           ===========   ===========   ===========   ===========


                                                   June 30,         December 31,
                                                     2007              2006
                                                 -----------        -----------
LONG-LIVED ASSETS:
  United States ........................         $ 9,459,100        $ 9,531,659
  Asia .................................             439,500            386,516
  Mexico ...............................               1,400              5,078
  Dominican Republic ...................             613,500            668,067
                                                 -----------        -----------
                                                 $10,513,500        $10,591,320
                                                 ===========        ===========

NOTE 9.  DEBT FACILITY

         On June 27, 2007 the Company entered into a Revolving Credit and Term Loan Agreement with Bluefin Capital, LLC that provides for a $5.0 million revolving credit loan and a $9.5 million term loan for a three year period ending June 30, 2010. The revolving credit portion of the facility permits borrowings based upon a formula including 75% the Company's eligible receivables and 55% of eligible inventory, and provides for monthly interest payments at prime plus 2%. The term loan bears interest at 8 1/2% annually with quarterly interest payments. Both of the notes are secured by all of the assets of the Company and mature on June 30, 2010. At closing the proceeds of the term loan were deposited into a restricted cash escrow account and $3.0 million of the borrowings available under the revolving credit note were reserved and held for payment of the Company's $12.5 million convertible promissory notes maturing in November 2007. During July 2007 waivers were obtained from all holders of the convertible promissory notes allowing for early payment of their notes without penalty, and as of July 31, 2007 all of the note holders had been paid in full. At June 30, 2007 the convertible promissory notes payable are reflected in current liabilities.

         As of June 30, 2007 the Company had borrowed $9.5 million under the term note, and $1,307,806 under the revolving credit note. The proceeds of the term note were held in a restricted cash escrow for future payment of the convertible promissory notes, and the proceeds of the borrowings under the revolving credit note were used to pay the related party note payable and accrued interest due to Mark Dyne, Chairman of the Board of the Company, in the amount of $1,004,306, and to pay the initial loan and legal fees due at closing.

         In connection with the Revolving Credit and Term Loan Agreement, the Company issued 1,500,000 shares of common stock to the lender for $0.001 per share, and issued 2,100,000 warrants for the purchase of common stock. The warrants are exercisable over a five-year period and 700,000 warrants are exercisable at $0.95 per share; 700,000 warrants are exercisable at $1.05 per share; and 700,000 warrants are exercisable at $1.14 per share. The relative fair value of the equity ($2,380,962, which includes a reduction for financing costs) of the equity issued with this debt facility was allocated to paid-in-capital and reflected as a debt discount to the face value of the term note. This discount will be accreted over the term of the note and recognized as additional interest cost as amortized. Costs associated with the debt facility included debt fees, commitment fees, registration fees, and legal and professional fees of $548,000. The costs allocable to the debt instruments are reflected in other assets as deferred financing costs and are being amortized over the term of the notes.

NOTE 10. SUBSEQUENT EVENTS

         During July 2007 the Company obtained waivers from all of the convertible promissory note holders to accept payment of their notes without penalty. All of the restricted cash escrow funds, together with an additional $3.0 million borrowed under the revolving credit note at July 31, 2007 were used during the month to pay the convertible promissory notes in full.

         On July 31, 2007, at the Company's annual meeting of stockholders, the 2007 Stock Plan was approved which replaces the 1997 Stock Plan upon its expiration on October 1, 2007. The 2007 Stock Plan authorizes up to 2,600,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. At June 30, 2007 2,502,877 shares were available for issuance under the 1997 Stock Plan which expires on October 1, 2007 if not issued.

         At June 30, 2007 we have an outstanding note receivable from Azteca Production International, Inc. of $2,127,652. The note is receivable in monthly installments over thirty-one months beginning March 1, 2006 and the payments currently range from $133,000 - $267,000 per month until paid in full. Accounts receivable at June 30, 2007 includes $219,900 due from Azteca, against which $119,800 in checks from Azteca were being held. At August 1, 2007 $47,900 of these checks had been collected. On April 11, 2007 a favorable verdict was awarded to the plaintiff in a trademark infringement lawsuit in which Azteca is a defendant and is now appealing. This adverse ruling against Azteca may impact their ability to repay our note receivable. On July 1, 2007 we did not receive the July 1st note payment on our note receivable from Azteca and we submitted a notice of default. On July 23, 2007 we received an election from Azteca to defer the July 1st payment for an additional 30 days from our default notice in accordance with terms allowing this deferral in the note agreement. Accordingly, the July 1st note payment is now due September 14, 2007. On August 1, 2007 we did not receive the August 1st note payment and accordingly submitted a notice of default to Azteca Production International, Inc. In accordance with the terms of the note agreement, Azteca has a 30 day cure period to correct the existing default. The outcome of these events or an estimate of the potential impact if any, on the collectibility of our note receivable cannot be reasonably predicted at this time. The failure to collect payments under this note could have a material adverse effect on our financial position and results of operations.

         On July 20, 2007 the Company changed its name from Tag-It Pacific, Inc. to Talon International, Inc. and changed its AMEX trading symbol from TAG to TLN.

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

         On July 20, 2007, we changed our corporate name from Tag-It Pacific, Inc. to Talon International, Inc. in order to reflect our core marketing strategy of focusing on growth opportunities in the global zipper market with our Talon(R) brand zippers.

         Talon International, Inc. designs, sells and distributes apparel zippers, specialty waistbands and various apparel trim products to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We sell and market these products under various branded names including Talon and Tekfit. We operate the business globally under three product groups.

         We plan to increase our global expansion of Talon zippers through the establishment of a network of Talon locations, distribution relationships, and joint ventures. The network of global manufacturing and distribution locations are expected to improve our global footprint and allow us to more effectively serve apparel brands and manufacturers globally.

         Our trim business focus is as an outsourced product development, sourcing and sampling department for the most demanding brands and retailers. We believe that trim design differentiation among brands and retailers has become a critical marketing tool for our customers. By assisting our customers in the development, design and sourcing of trim, we expect to achieve higher margins for our trim products, create long-term relationships with our customers, grow our sales to a particular customer by supplying trim for a larger proportion of their brands, and better differentiate our trim sales and services from those of our competitors.

         Our Tekfit services provide manufacturers with the patented technology, manufacturing know-how and materials required to produce garments incorporating an expandable waistband. These products historically have been produced by several manufacturers for one single brand under an exclusive supply contract. This contract expired in October 2006 and we now intend to expand this product to other brands. Our expansion has been limited to date due to the exclusive contract as well as licensing dispute. As described more fully in this report under Contingencies and Guarantees (see Note 6 to our unaudited consolidated financial statements), we are presently in litigation with Pro-Fit Holdings Limited regarding our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit's patented technology. As we have derived a significant amount of revenue from the sale of products incorporating the stretch waistband technology, our business, results of operations and financial condition could be materially adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us.

         RESULTS OF OPERATIONS

         The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

                                          THREE MONTHS          SIX MONTHS
                                          ENDED JUNE 30,       ENDED JUNE 30,
                                         ----------------    -----------------
                                          2007      2006      2007       2006
                                         ------    ------    ------     ------
Net sales ............................    100.0%    100.0%    100.0%     100.0%
Cost of goods sold ...................     69.9      71.0      69.9       72.0
                                         ------    ------    ------     ------
Gross profit .........................     30.1      29.0      30.1       28.0
Selling expenses .....................      6.2       4.7       6.8        4.9
General and administrative expenses ..     17.7      18.5      22.1       21.9
Interest & taxes .....................      2.5       1.1       2.5        1.5
                                         ------    ------    ------     ------
Net income (loss) ....................      3.7%      4.7%     (1.3)%     (0.3)%
                                         ======    ======    ======     ======

         SALES

         For the three months and six months ended June 30, 2007 and 2006, sales by geographic region based on the location of the customer as a percentage of sales were:

                                          THREE MONTHS           SIX MONTHS
                                         ENDED JUNE 30,         ENDED JUNE 30,
                                        -----------------     -----------------
                                         2007       2006       2007       2006
                                        ------     ------     ------     ------
United States ......................       7.7%       7.2%       8.3%       7.8%
Asia ...............................      85.0%      59.1%      81.9%      59.2%
Mexico .............................       2.4%      10.1%       2.6%      10.4%
Dominican Republic .................       2.0%      18.5%       2.9%      17.2%
Other ..............................       2.9%       5.1%       4.3%       5.4%
                                        ------     ------     ------     ------
                                         100.0%     100.0%     100.0%     100.0%
                                        ======     ======     ======     ======

         Sales for the three months ended June 30, 2007 were $13.6 million or $0.7 million (4.8%) less than sales for the three months ended June 30, 2006. Sales for the six months ended June 30, 2007 were $22.7 million or $2.2 million (8.9%) less than sales for the same period in 2006. The reduction in sales for the three and six months ended June 30, 2007 as compared to the same period in 2006 is primarily attributable to lower sales of waistband products as a result of the termination in October of 2006 of our exclusive sales contract for these products. For the three and six months ended June 30, 2007 sales included $0.2 million and $0.6 million, respectively of waistband product sales, as compared to sales of $2.5 million and $4.4 million, respectively of these products for comparable periods in 2006.

         Sales within Asia increased $3.1 million, or 37% for the three months ended June 30, 2007 and $3.8 million, or 26% for the six months ended June 30, 2007 as compared to the same periods in 2006. The increase in sales within Asia is principally the result of increased sales of Talon zippers and our continued expansion in China.

         Sales of trim products for the three months and six months ended June 30, 2007 declined $1.4 million and $2.3 million, respectively as compared to the same periods in 2006 principally as a result of lower sales of trim products to our customers in Mexico and the U.S. as production shifted from these areas to Asia and other worldwide markets, and as a result of sales of $0.8 million recognized in the second quarter of 2006 associated with a revenue restatement from a 2005 agreement.

         GROSS MARGIN

         Gross margin for the three months ended June 30, 2007 was $4.1 million, essentially comparable to the gross margin of $4.1 million for the same period in 2006. Gross margin for the six months ended June 30, 2007 was $6.8 million or $0.1 million (2%) less than gross margin for the same period in 2006. The change in gross margin for the three and six months ended June 30, 2007 as compared to the same periods in 2006 was principally attributable to reduced costs associated with lower overall sales volumes, lower direct margin resulting from a change in the mix in product sales, reduced distribution charges since more products are now sourced and delivered within the same marketplace, reduced manufacturing and assembly overhead costs and lower inventory obsolescence and management charges as inventory levels have been reduced and turns accelerated. A brief recap of the change in gross margin for the three and six months ended June 30, 2007 as compared with the same periods in 2006 is as follows:

                                                                      (Amounts in thousands)
                                                         THREE MONTHS                      SIX MONTHS
                                                 ----------------------------     ----------------------------
                                                    AMOUNT           %(1)            AMOUNT           %(1)
                                                 ------------    ------------     ------------    ------------
Gross margin (decrease) increase as a result of:
Lower volumes ................................   $       (234)           (5.6)    $       (791)          (11.3)
Product margin mix ...........................            (20)           (0.5)            (319)           (4.6)
Vendor cost reductions negotiated in 2006 ....           (261)           (6.3)            (261)           (3.7)
Reduced freight and duty costs ...............            151             3.7              316             4.5
Lower manufacturing & assembly costs .........            163             3.9              130             1.9
Reduced obsolescence & inventory costs .......            109             2.7              639             9.2
Other cost of sales charges ..................             47             1.1              146             2.0
                                                 ------------    ------------     ------------    ------------
Gross margin (decrease) ......................   $        (45)           (1.0)%   $       (140)           (2.0)%
                                                 ============    ============     ============    ============

(1) Represents the percentage change in the 2007 period, as compared to the same period in 2006.

         SELLING EXPENSES

         Selling expenses for the three months ended June 30, 2007 were $0.8 million, or 6.2% of sales compared to $0.7 million or 4.7% of sales for the same period in 2006. The increase in selling expense is principally due to the increased number of sales offices and salespersons within China and their associated compensation and travel costs, offset in part by lower royalty fees on waistband products.

         Selling expenses for the six months ended June 30, 2007 were $1.5 million or 6.8% of sales compared to $1.2 million or 4.9% of sales for the same period in 2006. The increase in selling expense is principally due to the increased number of sales offices and salesmen within China and their associated compensation and travel costs and increased marketing cost associated with the Talon brand offset in part by lower royalty fees on waistband products.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the three months ended June 30, 2007 were $2.4 million or $0.2 million less than for the same period in 2006. General and administrative expenses for the six months ended June 30, 2007 were $5.0 million or $0.3 million less than for the same period in 2006.

         General and administrative expense for the three month period ended June 30, 2007 increased by approximately $217,000 as a result of $53,000 in bad debt provisions in 2007 compared to bad debt recoveries of $164,000 in 2006; by $133,000 due to additional consulting fees on contracts with former employees; and general and administrative expense decreased by approximately $156,000 as a result of lower facility costs; by $275,000 in lower legal, audit and investor costs; and by approximately $64,000 in other lower overall general and administrative expenses.

         For the six month period ended June 30, 2007 general and administrative expenses as compared to the same period of 2006 declined by approximately $0.3 million. The net reduction reflected an increase of $439,000 as a result of $42,000 in bad debt provisions in 2007 compared to bad debt recoveries of $397,000 in 2006; offset by decreases in general and administrative expenses by $164,000 resulting from lower facility costs; by $459,000 in lower legal, audit and investor costs, and by approximately $95,000 in other lower general and administrative costs.

         INTEREST EXPENSE

         Interest expense increased by approximately $37,000 to $266,000 for the three months ended June 30, 2007, as compared to the same period in 2006. The increase principally reflects lower interest earnings on cash and the note receivable, in addition to higher debt amortization costs. Interest expense for the six months ended June 30, 2007 decreased by approximately $25,000 to $491,000, as compared to the same period in 2006. The change for the period from 2006 is due mainly to lower borrowings under a bank line of credit and certain notes. Interest expense for the remaining term of the new debt facility entered into in June 2007 will include approximately $0.2 million per quarter in non-cash charges for debt accretion and deferred financing costs amortization.

         INCOME TAXES

         Income tax expense for the three and six months ended June 30 2007 was $78,624 and for the three and six months ended June 30, 2006 the income tax expense was $11,500. The tax expense in both 2007 and 2006 is associated with foreign income taxes from earnings within our Asian facilities. Due to prior operating losses incurred within the year no benefit for domestic income taxes has been recorded since there is not sufficient evidence to determine that we will be able to utilize our net operating loss carryforwards to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     The  following  table  summarizes   selected  financial  data  (amounts  in
thousands) at:

                                             JUNE 30, 2007     DECEMBER 31, 2006
                                           -----------------   -----------------
Cash and cash equivalents ...............  $           3,822   $           2,935
Total assets ............................  $          28,358   $          25,693
Current debt ............................  $          11,835   $          22,471
Non-current debt ........................  $          12,838   $           1,536
Stockholders' equity ....................  $           3,686   $           1,686

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents for the six months ended June 30, 2007 increased $887,000 from December 31, 2006 principally arising from cash generated by operating activities, and Restricted cash increased by $9.5 million from borrowings under a term loan agreement.

         Cash provided by operating activities is our primary recurring source of funds, and was approximately $1.8 million for the six months ended June 30, 2007. The cash provided by operating activities during the six months resulted principally from net earnings before non-cash charges of $576,000; an increase in trade accounts payable of $2,560,000; a net reduction of $496,000 in inventory (a $661,000 reduction in inventory levels, net of established reserves of $165,000); offset by an increase in current receivables of $1,424,000; an increase in net recoverable legal fees of $304,000; and an increase in prepaid expenses and other of $128,000.

           During the six months ended June 30, 2006 established reserves for uncollectible accounts receivable were applied to approximately $0.6 million of accounts written-off, and approximately $0.3 million in reserves were eliminated following the collection of previously reserved accounts. Cash used by operating activities for the six months ended June 30, 2005 was $148,000.

         Net cash used in investing activities for the six months ended June 30, 2007 was $515,000 as compared to $26,000 for the six months ended June 30, 2006. These expenditures were principally associated with leasehold improvements in new facilities, office equipment for new employees, improvements in our technology systems and a marketing website acquisition. In 2006 the cash used for investing activities consisted primarily of capital expenditures for replacing computer equipment.

         Net cash of $9,126,000 was generated from financing activities for the six months ended June 30, 2007. $10,507,000 (net of issuance costs) was provided by the issuance of common stock and warrants, and by borrowings under a new debt facility (see Note 9) designated to payoff our existing convertible promissory notes and to provide funds for future growth. The proceeds from this debt facility initially included $9,500,000 that was funded to a restricted escrow account to partially pay the $12,500,000 of outstanding convertible promissory notes, and $1,004,000 was used to pay a related party note and associated accrued interest. Approximately $374,000 was used primarily for the repayment of borrowings under capital leases and notes payable partially offset by collections on the note receivable and the proceeds of the exercise of stock options. Additionally, net cash used by financing activities for the six months ended June 30, 2006 was $467,000 and represented the repayment of notes payable and capital leases, partially offset by funds collected from the note receivable.

         We currently satisfy our working capital requirements primarily through cash flows generated from operations. As we continue to expand globally in response to the industry trend to outsource apparel manufacturing to offshore locations, our foreign customers, some of which are backed by U.S. brands and retailers, are increasing. Our revolving debt facility provides limited financing secured by our accounts receivable, and our current borrowing capability may not provide the level of financing we need to expand into additional foreign markets. As a result, we are continuing to evaluate non-traditional financing of our foreign assets and equity transactions to provide capital needed to fund our expansion and operations.

         We have incurred significant legal fees in our litigation with Pro-Fit Holdings Limited. Unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

         We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and available financing will be sufficient to fund our minimum working capital and capital expenditure needs for at least the next twelve months. This conclusion is based on the belief that our strategic plan and the company's current structure will allow for continued profitability; and that we will collect our note and accounts receivable in accordance with existing terms.

         If we are unable to collect our note and accounts receivable, or experience greater than anticipated reductions in sales, we may need to raise additional capital, or further reduce the scope of our business in order to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business in response to a substantial decline in sales, we may default on our debt agreement. The event of a default on the debt agreements will materially affect the business operations in the long-term, however the on-going operations for 2007 are nevertheless anticipated to substantially continue throughout the 2007 year-end.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at June 30, 2007 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                       PAYMENTS DUE BY PERIOD
                                  -------------------------------------------------------------------
                                                 LESS THAN      1 TO 3        4 TO 5         AFTER
CONTRACTUAL OBLIGATIONS              TOTAL        1 YEAR         YEARS         YEARS        5 YEARS
                                  -----------   -----------   -----------   -----------   -----------
Demand notes payable to related
  parties (1) .................   $   209,500   $   209,500   $         0   $         0   $         0
Capital lease obligations .....   $   831,600   $   474,000   $   357,600   $         0   $         0
Operating leases ..............   $ 1,282,500   $   492,100   $   782,700   $     7,700   $         0
Notes payable .................   $15,421,500   $ 1,590,300   $13,236,100   $   595,100   $         0
Convertible notes payable (2) .   $ 3,051,700   $ 3,051,700   $         0   $         0   $         0
                                  -----------   -----------   -----------   -----------   -----------
       Total Obligations ......   $20,796,800   $ 5,817,600   $14,376,400   $   602,800   $         0
                                  ===========   ===========   ===========   ===========   ===========

(1) The majority of notes payable to related parties is due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment, and includes accrued interest payable through June 30, 2007.

(2)      Net of $9,500,000 held in escrow for payment of these notes.

         At June 30, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

         A director and significant shareholder of Tarrant Apparel Group is also a significant shareholder of the Company. Sales to Tarrant for the three months and six months ended June 30, 2007 were $139,900, and $140,000, respectively. Sales to Tarrant for the three and six months ended June 30, 2006 were zero and $1,000 respectively. As of June 30, 2007 there were accounts receivable of $140,000 due from Tarrant, and at December 31, 2006 there were no amounts due from Tarrant.

         Colin Dyne, a director and stockholder of the Company is also a director, officer and significant stockholder in People's Liberation, Inc. During the three and six months ended June 30, 2007 we had sales of $65,600 and $349,200, respectively, to subsidiaries of People's Liberation, Inc. For the three and six months ended June 30, 2006 we had no sales to Peoples Liberation, Inc. At June 30, 2007, accounts receivable included $56,500 outstanding from People's Liberation subsidiaries. At December 31, 2006, accounts receivable of $83,400 was outstanding from subsidiaries of People's Liberation, Inc.

         Jonathan Burstein, a director of the Company, purchases products from the Company through an entity operated by his spouse. For the three and six months ended June 30, 2007 sales to this entity were $30,000 and $33,600, respectively. Sales to this entity for the three and six months ended June 30, 2006 were $800 and $10,600, respectively. At June 30, 2007, $19,500 was included in accounts receivable from this entity and at December 31, 2006 accounts receivable included $18,400 due from this entity.

         Due from related parties at June 30, 2007 includes $722,900 and at December 31, 2006 includes $675,100 of unsecured notes, advances and accrued interest receivable from Colin Dyne. The notes and advances bear interest at 7.5% and are due on demand.

         Demand notes payable to related parties includes notes and advances to parties related to or affiliated with Mark Dyne, Chairman of the Board of the Company. The principal balance of Demand notes payable to related parties at June 30, 2007 was $85,200 and at December 31, 2006 was $665,000. On June 27,
2007 a note payable to Mark Dyne in the principal amount of $665,000, plus accrued interest of $339,000, was paid in full.

         Consulting fees paid to Diversified Investments, a company owned by Mark Dyne, amounted to $37,500 for the three months ended June 30, 2007 and 2006. Consulting fees paid for the six months ended June 30, 2007 and 2006 were $75,000.

         Consulting fees of $75,000 and $ 125,200 were paid for services provided by Colin Dyne for the three months and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2006 consulting fees of $72,000 were paid to Colin Dyne. Consulting fees of $73,800 and $147,200 were paid for services provided by Jonathan Burstein, for the three months and six months ended June 30, 2007. No consulting fees were paid to Jonathan Burstein in 2006.

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

         o Upon approval of a restructuring plan by management, we record restructuring reserves for certain costs associated with facility closures and business reorganization activities as they are incurred or when they become probable and estimable. Such costs are recorded as a current liability. We record restructuring reserves in compliance with SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities", resulting in the recognition of employee severance and related termination benefits for recurring arrangements when they became probable and estimable and on the accrual basis for one-time benefit arrangements. We record other costs associated with exit activities as they are incurred. Employee severance and termination benefits are estimates based on agreements with the relevant union representatives or plans adopted by us that are applicable to employees not affiliated with unions. These costs are not associated with nor do they benefit continuing activities. Inherent in the estimation of these costs are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities. We review the status of restructuring activities on a quarterly basis and, if appropriate, record changes based on updated estimates.

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

         WE MAY NOT BE ABLE TO COLLECT OUR NOTE RECEIVABLE. On April 11, 2007 a favorable verdict was awarded to the plaintiff in a trademark infringement lawsuit in which Azteca Production International, Inc. is a defendant. We have an outstanding note from Azteca at June 30, 2007 of $2.1 million and this adverse ruling against them may impact their ability to repay our note receivable. The outcome of this event or an estimate of the potential impact if any, on the collectibility of our note receivable cannot be predicted at this time. The failure to collect payments under this note as scheduled could have a material adverse effect on our financial position, results of operations and cash flow. At August 1, 2007 Azteca had deferred its July 1, 2007 payment under the terms of the agreement and was in default under its August payment requirements (See note 10).

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

         INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS. As of August 1, 2007, our officers and directors and their affiliates beneficially owned approximately 19% of the outstanding shares of our common stock. The Dyne family, which includes Mark Dyne, Colin Dyne, and Jonathan Burstein, who are also our directors; Larry Dyne and the estate of Harold Dyne; beneficially owned approximately 13% of the outstanding shares of our common stock at August 1, 2007. As a result, our officers and directors and the Dyne family are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         All of our sales are denominated in United States dollars or the currency of the country in which our products originate. We are exposed to market risk for fluctuations in the foreign currency exchange rates for certain product purchases that are denominated in Hong Kong dollars, Chinese yuans and British pounds. There were no hedging contracts outstanding as of June 30, 2007 or December 31, 2006. Currency fluctuations can increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in United States dollars in various bank accounts and we do not believe we have significant market risk exposure with regard to our investments. At June 30, 2007 the Revolving Credit Note of $1.3 million was subject to interest rate fluctuations.

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

         As of June 30, 2007, we conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2007, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no significant changes in our internal controls over financial reporting that occurred during the second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On October 12, 2005, a shareholder class action complaint -- HUBERMAN V.TAG-IT PACIFIC, INC., ET AL., Case No. CV05-7352 R(Ex) -- was filed against us and certain of our current and former officers and directors in the United States District Court for the Central District of California, alleging claims under Section 10(b) and Section 20 of the Securities Exchange Act of 1934. A lead plaintiff was appointed, and his amended complaint alleged that defendants made false and misleading statements about our financial situation and our relationship with certain of our large customers. The action was brought on behalf of all purchasers of our publicly-traded securities during the period from November 13, 2003 to August 12, 2005. On February 20, 2007, the Court denied class certification. Plaintiff moved the court to reconsider the ruling, and also to intervene a new plaintiff to pursue class certification. Both of those motions were denied on April 2, 2007. In addition, the same day the Court granted defendants' motion for summary judgment, and on or about April 5, 2007, the Court entered judgment in favor of all defendants. On or about April 30, 2007, plaintiff filed a notice of appeal, and his opening appellate brief is due on October 15, 2007. We believe that this matter will be resolved in trial or in settlement within the limits of its insurance coverage. However, the outcomes of this action or an estimate of the potential losses, if any, related to the lawsuit cannot be reasonably predicted, and an adverse resolution of the lawsuit could potentially have a material adverse effect on our financial position and results of operations.

         On April 16, 2004 we filed suit against Pro-Fit Holdings, Limited ("Pro-Fit") in the U.S. District Court for the Central District of California - TAG-IT PACIFIC, INC. V. PRO-FIT HOLDINGS, LIMITED, CV 04-2694 LGB (RCx) -- asserting various contractual and tort claims relating to our exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages. It is our position that the agreement with Pro-Fit gives us the exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. On June 5, 2006 the Court denied our motion for partial summary judgment, but did not find that we breached our agreement with Pro-Fit and a trial is required to determine issues concerning our activities in Columbia and whether other actions by Pro-Fit constituted an unwillingness or inability to fill orders. The Court also held that Pro-Fit was not "unwilling or unable" to fulfill orders by refusing to fill orders with goods produced in the United States. The Court has not yet set a date for trial of this matter. We have historically derived a significant amount of revenue from the sale of products incorporating the stretch waistband technology and our business, results of operations and financial condition could be materially adversely affected if the dispute with Pro-Fit is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.
         We currently have pending a number of other claims, suits and complaints that arise in the ordinary course of its business. We believe that we has meritorious defenses to these claims and that the claims are either covered by insurance or, after taking into account the insurance in place, would not have a material effect on our consolidated financial condition if adversely determined against us.

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

ITEM 6.  EXHIBITS

         10.31.2(1) Amendment,  dated May 25, 2007, to  employment  offer letter between Tag-It Pacific, Inc. and Lonnie Schnell.

         10.35 Revolving Credit and Tern Loan Agreement dated June 27, 2007, by and between Tag-It Pacific, Inc. and Bluefin Capital, LLC.

         10.36 Guaranty Agreement, dated June 27, 2007, by Talon International, Inc., Tag-It, Inc., A.G.S. Stationary, Inc., Tag-It Pacific Limited, Tag-It Pacific (HK) Ltd., Tagit de Mexico, S.A. de C. V., Talon Zipper (Shenzhen) Company, Ltd., and Talon International, Pvt. Ltd. in favor of Bluefin Capital, LLC.

         10.37 Collateral Agreement, dated June 27, 2007, by and among Tag-It Pacific, Inc., Talon International, Inc., Tag-It, Inc., A.G.S. Stationary, Inc., Tag-It Pacific Limited, Tag-It Pacific (HK) Ltd., Tagit de Mexico, S.A. de C. V., Talon Zipper (Shenzhen) Company, Ltd., and Talon International, Pvt. Ltd. in favor of Bluefin Capital, LLC.

         10.38 Registration Rights Agreement, dated June 27, 2007, by Talon International, Inc., for the benefit of holders. Incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-3 filed on August 10, 2007.

         10.39 Form of Warrant issued to Bluefin Capital, LLC. Incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-3 filed on August 10, 2007.

         10.40 Promissory Note, dated June 27, 2007, executed by Colin Dyne in favor of Tag-It Pacific, Inc.

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


Dated:   August 14, 2007

                                         TALON INTERNATIONAL,  INC.

         `                               /S/  LONNIE D. SCHNELL
                                         ---------------------------------------
                                         By:  Lonnie D. Schnell
                                         Its: Chief Financial Officer