Form 10-Q
period 2007-09-30
TALON INTERNATIONAL, INC.
filed 2007-11-19
CIK 1047881

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

               For the quarterly period ended September 30, 2007.

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

         AT NOVEMBER 14, 2007 THE ISSUER HAD 20,041,433 SHARES OF COMMON STOCK, $.001 PAR VALUE, ISSUED AND OUTSTANDING.

================================================================================

                            TALON INTERNATIONAL, INC.
                         (FORMERLY TAG-IT PACIFIC, INC.)

                               INDEX TO FORM 10-Q


PART I      FINANCIAL INFORMATION                                           PAGE
                                                                            ----

Item 1.     Financial Statements...............................................3

            Consdensed Consolidated Balance Sheets as of September 30,
            2007 (unaudited) and December 31, 2006 ............................3

            Condensed Consolidated Statements of Operations for the
            Three Months and the Nine Months Ended September 30, 2007
            and 2006 (unaudited)...............................................4

            Condensed Consolidated Statement of Stockholders Equity
            for the Nine Months Ended September 30, 2007 (unaudited)...........5

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 2007 and 2006 (unaudited)..........6

            Notes to the Condensed Consolidated Financial Statements...........7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................19

Item 3.     Quantitative and Qualitative Disclosures about Market Risk........34

Item 4.     Controls and Procedures...........................................34


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings.................................................35

Item 1A.    Risk Factors .....................................................35

Item 4.     Submission of Matters to a Vote of Security Holders ..............36

Item 6.     Exhibits .........................................................36

PART I
FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                            TALON INTERNATIONAL, INC.
                         (FORMERLY TAG-IT PACIFIC, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                             (unaudited)
                                                            September 30,    December 31,
                                                                2007            2006
                                                            ------------    ------------
Assets
Current assets:
   Cash and cash equivalents ............................   $  2,318,712    $  2,934,673
   Accounts receivable, net .............................      3,866,355       4,664,766
   Note receivable, net .................................           --         1,378,491
   Inventories, net .....................................      2,710,051       3,051,220
   Prepaid expenses and other current assets ............        449,743         541,034
                                                            ------------    ------------
Total current assets ....................................      9,344,861      12,570,184

Property and equipment, net .............................      5,418,095       5,623,040
Fixed assets held for sale ..............................        826,904         826,904
Note receivable, less current portion ...................           --         1,420,969
Due from related party ..................................        736,557         675,137
Intangible assets, net ..................................      4,110,751       4,139,625
Other assets, net .......................................        592,971         437,569
                                                            ------------    ------------
Total assets ............................................   $ 21,030,139    $ 25,693,428
                                                            ============    ============


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ......................................   $  5,363,432    $  4,533,145
  Accrued legal costs ...................................        226,507         427,917
  Other accrued expenses ................................      2,246,344       2,832,363
  Demand notes payable to related parties ...............         85,176         664,970
  Current portion of capital lease obligations ..........        383,090         432,728
  Current portion of notes payable ......................        294,259       1,107,207
  Secured convertible promissory notes ..................           --        12,472,622
                                                            ------------    ------------
Total current liabilities ...............................      8,598,808      22,470,952

Capital lease obligations, less current portion .........        247,763         474,733
Notes payable, less current portion .....................        925,104       1,061,514
Revolver note payable ...................................      3,807,806            --
Term note payable, net of discount ......................      7,289,480            --
Other long term liabilities .............................         83,651            --
                                                            ------------    ------------
Total liabilities .......................................     20,952,612      24,007,199
                                                            ------------    ------------
Commitments and contingencies ...........................           --              --

Stockholders' Equity:
   Preferred stock Series A, $0.001 par value;
     250,000 shares authorized; no shares issued
     or outstanding .....................................           --              --
   Common stock, $0.001 par value, 100,000,000
     shares authorized; 20,041,433 shares issued and
     outstanding at September 30, 2007; 18,466,433 at
     December 31, 2006 ..................................         20,041          18,466
  Additional paid-in capital ............................     54,394,342      51,792,502
  Accumulated deficit ...................................    (54,357,221)    (50,124,739)
  Accumulated other comprehensive income-foreign currency         20,365            --
                                                            ------------    ------------
Total stockholders' equity ..............................         77,527       1,686,229
                                                            ------------    ------------
Total liabilities and stockholders' equity ..............   $ 21,030,139    $ 25,693,428
                                                            ============    ============

     See accompanying notes to condensed consolidated financial statements.

                            TALON INTERNATIONAL, INC.
                         (FORMERLY TAG-IT PACIFIC, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                 September 30,
                                            ----------------------------   ----------------------------
                                                2007            2006           2007            2006
                                            ------------    ------------   ------------    ------------
Net sales ...............................   $  9,013,135    $ 13,366,945   $ 31,670,234    $ 38,251,248
Cost of goods sold ......................      6,486,659       9,218,539     22,422,412      27,132,880
                                            ------------    ------------   ------------    ------------
   Gross profit .........................      2,526,476       4,148,406      9,247,822      11,118,368

Selling expenses ........................        722,447         910,996      2,161,666       2,131,515
General and administrative expenses .....      2,731,665       2,606,936      7,749,445       7,903,435
Reserve for impairment of note receivable      2,127,653            --        2,127,653            --
                                            ------------    ------------   ------------    ------------
   Total operating expenses .............      5,581,765       3,517,932     12,038,764      10,034,950

Income (loss) from operations ...........     (3,055,289)        630,474     (2,790,942)      1,083,418
Interest expense, net ...................        647,514         236,500      1,138,088         752,705
                                            ------------    ------------   ------------    ------------

Income (loss) before income taxes .......     (3,702,803)        393,974     (3,929,030)        330,713
Provision for income taxes ..............        (20,972)         54,857         57,652          66,357
                                            ------------    ------------   ------------    ------------
   Net income (loss) ....................   $ (3,681,831)   $    339,117   $ (3,986,682)   $    264,356
                                            ============    ============   ============    ============


Basic income (loss) per share ...........   $      (0.18)   $       0.02   $      (0.21)   $       0.01
                                            ============    ============   ============    ============
Diluted income (loss) per share .........   $      (0.18)   $       0.02   $      (0.21)   $       0.01
                                            ============    ============   ============    ============

Weighted average number of common
   shares outstanding:
   Basic ................................     20,041,433      18,440,927     19,060,664      18,347,509
                                            ============    ============   ============    ============
   Diluted ..............................     20,041,433      19,279,648     19,060,664      18,719,531
                                            ============    ============   ============    ============

     See accompanying notes to condensed consolidated financial statements.

                            TALON INTERNATIONAL, INC.
                         (FORMERLY TAG-IT PACIFIC, INC.)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                Preferred Stock
                                                   Common Stock                    Series A
                                            ---------------------------   ---------------------------
                                               Shares         Amount         Shares         Amount
                                            ------------   ------------   ------------   ------------
BALANCE, JANUARY 1, 2007 ................     18,466,433   $     18,466           --     $       --

   Common stock and warrants issued in
     private placement transaction ......      1,500,000          1,500           --             --

   Common stock issued upon exercise of
     options and warrants ...............         75,000             75           --             --

   Stock based compensation .............           --             --             --             --

   Cumulative Effect of Prior Period
     Adjustments  (FIN 48) ..............           --             --             --             --

   Accumulated other comprehensive
     income: foreign currency translation           --             --             --             --

   Net loss .............................           --             --                            --
                                            ------------   ------------   ------------   ------------
BALANCE, SEPTEMBER 30, 2007 .............     20,041,433   $     20,041           --     $       --
                                            ============   ============   ============   ============



                                                             Retained       Accumulated
                                             Additional      Earnings/        Other            Total
                                               Paid-In      Accumulated   Comprehensive    Stockholders'
                                               Capital       (Deficit)        Income          Equity
                                            ------------   ------------    ------------    ------------
BALANCE, JANUARY 1, 2007 ................   $ 51,792,502   $(50,124,739)   $       --      $  1,686,229

   Common stock and warrants issued in
     private placement transaction ......      2,374,169           --              --         2,375,669

   Common stock issued upon exercise of
     options and warrants ...............         42,671           --              --            42,746

   Stock based compensation .............        185,000           --              --           185,000

   Cumulative Effect of Prior Period
     Adjustments  (FIN 48) ..............           --         (245,800)           --          (245,800)

   Accumulated other comprehensive
     income: foreign currency translation           --             --            20,365          20,365

   Net loss .............................           --             --        (3,986,682)     (3,986,682)
                                            ------------   ------------    ------------    ------------
BALANCE, SEPTEMBER 30, 2007 .............   $ 54,394,342   $(54,357,221)   $     20,365    $     77,527
                                            ============   ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                            TALON INTERNATIONAL, INC.
                         (FORMERLY TAG-IT PACIFIC, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                          ----------------------------
                                                                              2007            2006
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .....................................................   $ (3,986,682)   $    264,356
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization ......................................        878,834         914,053
   Amortization of deferred financing cost and debt discounts .........        496,264         233,013
   Increase (decrease) in allowance for doubtful accounts .............      2,331,018      (1,046,500)
   Decrease in inventory valuation reserves ...........................        (52,000)     (5,844,532)
   Disposal of assets .................................................           --           108,184
   Stock based compensation ...........................................        185,000         283,024
Changes in operating assets and liabilities:
     Accounts receivable ..............................................        670,046       1,644,550
     Note receivable ..................................................        671,807         317,170
     Inventories ......................................................        393,169       8,267,568
     Prepaid expenses and other current assets ........................         91,291         (63,273)
     Due from related party ...........................................        (61,420)         86,716
     Other assets .....................................................        (22,649)       (174,292)
     Accounts payable .................................................        830,287      (1,790,968)
     Accrued legal costs ..............................................       (306,250)       (147,561)
     Other accrued expenses ...........................................       (795,881)       (229,756)
                                                                          ------------    ------------
 Net cash provided by operating activities ............................      1,322,834       2,821,752
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment .............................       (585,470)       (325,702)
    Proceeds from sale of equipment ...................................           --             2,500
                                                                          ------------    ------------
 Net cash used by investing activities ................................       (585,470)       (323,202)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and warrants ..............         42,746            --
    Proceeds from issuance of stock and warrants, net of issuance costs      2,306,918            --
    Revolver note borrowings ..........................................      4,307,806            --
    Term note borrowings, net of issuance costs .......................      6,849,582            --
    Payments for capital lease obligations ............................       (334,401)       (434,676)
    Repayment of demand notes payable to related parties ..............       (579,794)           --
    Repayment of notes payable ........................................       (949,358)       (615,037)
    Payment of revolver note ..........................................       (500,000)           --
    Payment of secured convertible promissory notes ...................    (12,500,000)           --
                                                                          ------------    ------------
   Net cash from (used by) financing activities .......................     (1,356,501)     (1,049,713)
                                                                          ------------    ------------

Net increase (decrease) in cash and cash equivalents ..................       (619,137)      1,448,837
Net effect of foreign currency exchange translation on cash ...........          3,176            --
Cash at beginning of period ...........................................      2,934,673       2,277,397
                                                                          ------------    ------------
Cash and cash equivalents at end of period ............................   $  2,318,712    $  3,726,234
                                                                          ============    ============

Supplemental disclosures of cash flow information:
    Income taxes paid during the period ...............................   $    172,542    $       --
    Non-cash financing activities:
      Capital lease obligation ........................................   $     57,793    $    348,451
      Deferred financing cost .........................................   $    238,491    $       --
      Accounts payable & accrued legal converted to notes payable .....   $       --      $  1,775,000
      Effect of foreign currency translation on net assets ............   $     17,189    $       --

     See accompanying notes to condensed consolidated financial statements.

                            TALON INTERNATIONAL, INC.
                         (FORMERLY TAG-IT PACIFIC, INC.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.     PRESENTATION OF INTERIM INFORMATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of the management of Talon International, Inc. and its consolidated subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K (and amendments thereto) for the year ended December 31, 2006. The balance sheet as of December 31, 2006 has been derived from the audited financial statements as of that date but omits certain information and footnotes required for complete financial statements.

         On July 20, 2007 the Company changed its name from Tag-It Pacific, Inc. to Talon International, Inc.

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A complete description of the Company's Significant Accounting Policies is included in the Company's Annual Report on Form 10-K (and amendments thereto) for the year ended December 31, 2006, and should be read in conjunction with these unaudited condensed consolidated financial statements. The Significant Accounting Policies noted below are only those policies that have changed materially or have supplemental information included for the periods presented here.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        We are required to make judgments as to the collectability of accounts receivable based on established aging policy, historical experience and future expectations. The allowance for doubtful accounts represents amounts for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. We record these allowances based on estimates related to the following factors: (i) customer specific allowances;
(ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified. Bad debt expense, including the impairment of note receivable for the three and nine months ended September 30, 2007 are $2,307,446 and $2,349,568, respectively, compared to recoveries of bad debts of $133,780 and $531,121, for the three and nine months ended September 30, 2006. Total provisions for doubtful accounts during the third quarter of 2007 includes a provision reserved against the Azteca note receivable as explained in Note 4.

INTANGIBLE ASSETS

        Intangible assets consist of our trade name and exclusive license and intellectual property rights. Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, which average 5 years, and reviewed for impairment in accordance with the provisions of FASB Statement No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Amortization expense for these assets for the nine months ended September 30, 2006 was $86,625. During the first quarter of 2007, the exclusive license and intellectual property rights became fully amortized with amortization expense of $28,875.

OTHER ACCRUED EXPENSES

        Other accrued expenses consist of incurred obligations that are not yet payable, such as deferred compensation and accrued benefits, interest, and advance customer payments and deposits. As of September 30, 2007, other accrued expenses included $582,670 in advance customer payments and deposits (as compared to $512,339 at December 31, 2006).

CLASSIFICATION OF EXPENSES

         COSTS OF SALES - Cost of goods sold primarily includes expenses related to inventory purchases, customs, duty, freight, overhead expenses and reserves for obsolete inventory. Overhead expenses primarily consist of warehouse and operations salaries, and other warehouse expense.

         SELLING EXPENSES - Selling expenses primarily include royalty expense, sales salaries and commissions, travel and entertainment, marketing and other sales related costs. Marketing and advertising efforts are expensed as incurred and for the three and nine months ended September 30, 2007 were $17,465 and $146,551, respectively, compared to $198,319 and $198,393 for the three and nine months ended September 30, 2006, respectively.

         GENERAL  AND  ADMINISTRATIVE  EXPENSES  -  General  and  administrative expenses primarily include administrative salaries, employee benefits, professional service fees, facility expenses, information technology costs, investor relations, travel and entertainment, depreciation and amortization, bad debts and other general corporate expenses.

         INTEREST EXPENSE, NET - Interest expense reflects the cost of borrowing and amortization of deferred financing costs and discounts. Interest expense for the three and nine months ended September 30, 2007 totaled $677,717 and $1,354,723, respectively, (compared to $340,965 and $1,017,044 for the three and nine months ended September 30, 2006, respectively). Interest income consists of earnings from outstanding amounts due to the Company under notes and other interest bearing receivables. For the three and nine months ended September 30, 2007 the Company recorded interest income of $30,203 and $216,635 respectively, compared to $104,465 and $264,339 for the same periods in 2006.

         Cash paid for interest charges for the nine months ended September 30, 2007 and 2006 amounted to $1,019,831 and $731,327, respectively. Interest payments received during the nine months ended September 30, 2007 and 2006 totaled $170,215 and $228,800, respectively.

SHIPPING AND HANDLING COSTS

         In accordance with Emerging Issues Task Force (EITF) 00-01, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS, the Company records shipping and handling costs billed to customers as a component of revenue, and shipping and handling cost incurred by the Company for outbound freight are recorded as a component of cost of sales. Total shipping and handling costs included as a component of revenue for the nine months ended September 30, 2007 and 2006 were $178,435 and $67,426, respectively ($59,383 and $49,006 for the three months ended September 30, 2007 and 2006, respectively). Total shipping and handling costs incurred as a component of cost of sales for the nine months ended September 30, 2007 and 2006 were $622,384 and $500,305, respectively ($194,145 and $161,420 for the three months ended September 30, 2007 and 2006, respectively).

FOREIGN CURRENCY TRANSLATION

         The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for our subsidiaries in China and India. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. The Chinese yuan was translated at an end-of-period exchange rate of approximately 7.5176 Chinese yuan per US dollar at September 30, 2007 (7.8175 at December 31, 2006). The Indian rupee was translated at an end-of-period exchange rate of approximately 44.12 Indian rupees per US dollar at September 30, 2007 (39.81 at December 31, 2006). Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. Included in other accumulated comprehensive income was a cumulative foreign currency translation adjustment gain of $20,365 at September 30, 2007 (none at December 31, 2006).

COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements.

         Comprehensive income and its components for the three and nine months ended September 30, 2006 and 2007 is as follows:

                                        Three Months Ended           Nine Months Ended
                                           September 30,               September 30,
                                    --------------------------   --------------------------
                                        2007           2006          2007           2006
                                    -----------    -----------   -----------    -----------
Net income (loss) ...............   $(3,681,831)   $   339,117   $(3,986,682)   $   264,356
Other comprehensive income:
Foreign currency translation ....        20,365           --          20,365           --
                                    -----------    -----------   -----------    -----------
Total comprehensive income (loss)   $(3,661,466)   $   339,117   $(3,966,317)   $   264,356
                                    ===========    ===========   ===========    ===========

         The foreign currency translation adjustment represents the net currency translation adjustment gains and losses related to our China and India subsidiaries, which have not been reflected in net income for the periods presented.

RECLASSIFICATIONS

         Certain reclassifications have been made to prior period financial statements to conform to the current year presentation. The amortization of deferred financing costs and discounts are reported as "Interest Expense, net" on the accompanying unaudited condensed consolidated statement of operations. These items were previously reported as "General and Administrative Expenses". Current trade liabilities related to inventory receipts without invoices are reported as "Accounts payable" on the accompanying unaudited condensed consolidated balance sheets. These items were previously reported as "Other accrued expenses".

NOTE 3.     INCOME (LOSS) PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations:

THREE MONTHS ENDED SEPTEMBER 30, 2007:   INCOME (LOSS)      SHARES      PER SHARE
                                          -----------    -----------   -----------
Basic Loss per share:
  Available to common stockholders ....   $(3,681,831)    20,041,433   $     (0.18)

Effect of Dilutive Securities:
Options ...............................          --             --            --
Warrants ..............................          --             --            --
                                          -----------    -----------   -----------
Loss available to common stockholders .   $(3,681,831)    20,041,433   $     (0.18)
                                          ===========    ===========   ===========

THREE MONTHS ENDED SEPTEMBER 30, 2006:
Basic Income per share:
  Available to common stockholders ....   $   339,117     18,440,927   $      0.02

Effect of Dilutive Securities:
Options ...............................          --          838,721          --
Warrants ..............................          --             --            --
                                          -----------    -----------   -----------
Income available to common stockholders   $   339,117     19,279,648   $      0.02
                                          ===========    ===========   ===========

NINE MONTHS ENDED SEPTEMBER 30, 2007:
Basic Loss per share:
  Available to common stockholders ....   $(3,986,682)    19,060,664   $     (0.21)

Effect of Dilutive Securities:
Options ...............................          --             --            --
Warrants ..............................          --             --            --
                                          -----------    -----------   -----------
Loss available to common stockholders .   $(3,986,682)    19,060,664   $     (0.21)
                                          ===========    ===========   ===========

NINE MONTHS ENDED SEPTEMBER 30, 2006:
Basic Income per share:
  Available to common stockholders ....   $   264,356     18,347,509   $      0.01

Effect of Dilutive Securities:
Options ...............................          --          372,022          --
Warrants ..............................          --             --            --
                                          -----------    -----------   -----------
Income available to common stockholders   $   264,356     18,719,531   $      0.01
                                          ===========    ===========   ===========

        Warrants to purchase 3,163,813 shares of common stock exercisable at between $0.95 and $5.06 per share, and options to purchase 4,738,235 shares of common stock exercisable at between $0.37 and $5.23 per share, were outstanding for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2007 convertible debt of $12,500,000 convertible at $3.65 per share was outstanding until July 2007 when the debt was fully repaid. Other convertible debt of $500,000 convertible at $4.50 per share was outstanding during the periods until June 27, 2007 when the debt was fully paid. Warrants issued in July 2004 to purchase 30,000 shares of common stock exercisable at $4.29 per share, were outstanding during the periods until they expired in July 2007. These shares were not included in the computation of diluted loss per share for the three or nine months ended September 30, 2007 because exercise or conversion would have an antidilutive effect on the loss per share.

         For the three and nine months ended September 30, 2006 warrants to purchase 1,243,813 shares of common stock exercisable at between $3.50 and $5.06 per share, options to purchase 4,897,635 shares of common stock exercisable at between $0.37 and $5.23 per share, convertible debt of $12,500,000 convertible at $3.65 per share, and other convertible debt of $500,000 convertible at $4.50 per share were outstanding. In connection with the Share-Based Payment ("SFAS 123(R)") calculation (see note 8) 3,435,135 and 2,775,135 shares were included in the computation of diluted income per share for the three and nine months ended September 30, 2006, respectively.

NOTE 4.     NOTE RECEIVABLE

         At September 30, 2007 Azteca Production International, Inc. owes the Company a balance of $2,127,653 plus accrued and unpaid interest from July 1, 2007, under a Note Payable and Settlement Agreement entered into during February 2006. The note is payable in monthly installments over thirty-one months beginning March 1, 2006 with payments ranging from $133,000 - $267,000 per month until paid in full, but not later than July 1, 2008. Azteca failed to make the scheduled note payments due on July 1, 2007, and all subsequent periods thereafter, triggering a default and exhausting all cure periods under the note, resulting in the entire note balance being due and payable. On September 10, 2007 after meeting with and conducting extensive discussions with Azteca, Azteca failed to provide to the Company certain security interests as required under the note to make the scheduled note payments. Azteca further expressed its belief that it would not be able to make any note payments in the foreseeable future.

         Under the terms of the note, a default results in full acceleration of the balance due, and the maker is also liable for interest accruing and all costs associated with the collection of the note balance. The Company has initiated legal actions to secure all legal remedies available to it under the terms of the note, and is taking legal steps to secure all assets or collateral available to the Company under the law. The Company will pursue recovery of this note and all associated costs to the full extent of the law.

         Despite the Company's legal remedies, the Company believes the likelihood of recovery is remote, given the circumstances and current financial conditions of Azteca Production International, Inc. and Diversified Apparel, LLC. Accordingly, in the quarter ended September 30, 2007, the Company recorded a reserve for impairment of note receivable to operations for an amount equal to the outstanding balance of the note as of September 30, 2007.

NOTE 5.     INVENTORIES

         Inventories are stated at the lower of cost, determined using the first-in, first-out ("FIFO") basis, or market value and are all categorized as finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead costs. Inventory valuation reserves are recorded for damaged, obsolete, excess and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. Provisions for inventory valuation allowances were $120,654 for the three and nine months ended September 30, 2007.

         Inventories consist of the following:

                                   September 30,   December 31,
                                        2007           2006
                                    -----------    -----------
                Finished goods ..   $ 3,900,051    $ 4,293,220
                Less reserves ...    (1,190,000)    (1,242,000)
                                    -----------    -----------
                Total inventories   $ 2,710,051    $ 3,051,220
                                    ===========    ===========


NOTE 6.     FIXED ASSETS HELD FOR SALE

         Fixed assets held for sale consist of the North Carolina land and manufacturing facility that was closed in connection with the Company's 2005 Restructuring Plan. The carrying value of these assets at both September 30, 2007 and December 31, 2006 is $826,904. The assets are financed with a mortgage note payable with $695,618 outstanding at September 30, 2007 and $712,950 at December 31, 2006.

         Management has the authority to approve the disposal of these assets and is committed to a plan to sell the facility. The facility is available for immediate sale in its present condition and the Company has initiated and is pursuing actions to locate a buyer and list the property with commercial real estate brokers to complete the sale of the facility. The Company believes the sale of the facility is probable but has not concluded due to market and regional conditions. The Company's plan to dispose of the facility is not likely to be changed or withdrawn and the Company has no future plans to use the facility.

 NOTE  7.   DEBT FACILITY

         On June 27, 2007 the Company entered into a Revolving Credit and Term Loan Agreement with Bluefin Capital, LLC that provides for a $5.0 million revolving credit loan and a $9.5 million term loan for a three year period ending June 30, 2010. The revolving credit portion of the facility permits borrowings based upon a formula including 75% the Company's eligible receivables and 55% of eligible inventory, and provides for monthly interest payments at the prime rate plus 2.0%. The term loan bears interest at 8.5% annually with quarterly interest payments and repayment in full at maturity. Borrowings under both credit facilities are secured by all of the assets of the Company.

         Under the terms of the credit agreement the Company is required to meet certain cash flow and coverage ratios, among other restrictions including a restriction from declaring or paying a dividend prior to repayment of all the obligations. The financial covenants require the Company to maintain at the end of each fiscal quarter "EBITDA" (as defined in the Agreement) for the preceding four quarters in excess of the Company's principal and interest payments for the same four-quarter period. In the event that the Company fails to satisfy the minimum EBITDA requirement for two consecutive quarters, the credit agreement will be in default and the full amount of the notes outstanding will become due. For the period ended September 30, 2007 the Company believes that this EBITDA covenant was satisfied, but also informed the lender that the Company may fail to satisfy the EBITDA covenant for the quarters ending December 31, 2007 or March 31, 2008. The Company requested the lender to amend the loan agreement to allow for additional time to satisfy the covenant. On November 19, 2007 the Company entered into an agreement with Bluefin Capital, LLC to modify this financial covenant and to extend until June 30, 2008 (with a further extension to March 31, 2009 provided certain conditions are met by June 30, 2008) the application of the EBITDA covenant in exchange for additional common stock of the Company and a price adjustment to the lenders outstanding warrants issued in connection with the loan agreement. See Note 13, Subsequent Events.

         At closing on June 27, 2007, the proceeds of the term loan ($9.5 million) were deposited into a restricted cash escrow account and $3.0 million of the borrowings available under the revolving credit note were reserved and held for payment of the Company's $12.5 million convertible promissory notes maturing in November 2007. During July 2007 waivers were obtained from all holders of the convertible promissory notes allowing for early payment of their notes without penalty, and as of July 31, 2007 all of the note holders had been paid in full. At closing the Company also borrowed $1,004,306 under the revolving credit note and used the proceeds to pay the related party note payable and accrued interest due to Mark Dyne, Chairman of the Board of the Company. Additionally initial borrowings under the revolving credit note were used to pay the loan and legal fees due at closing. As of September 30, 2007 the Company had borrowed $9.5 million under the term note, and $3,807,806 under the revolving credit note.

        In connection with the Revolving Credit and Term Loan Agreement, the Company issued 1,500,000 shares of common stock to the lender for $0.001 per share, and issued 2,100,000 warrants for the purchase of common stock. The warrants are exercisable over a five-year period and 700,000 warrants are exercisable at $0.95 per share; 700,000 warrants are exercisable at $1.05 per share; and 700,000 warrants are exercisable at $1.14 per share. The relative fair value of the equity ($2,374,169, which includes a reduction for financing costs) of the equity issued with this debt facility was allocated to paid-in-capital and reflected as a debt discount to the face value of the term note. This discount will be amortized over the term of the note and recognized as additional interest cost as amortized. Costs associated with the debt facility included debt fees, commitment fees, registration fees, and legal and professional fees of $486,000. The costs allocable to the debt instruments are reflected in other assets as deferred financing costs and are being amortized over the term of the notes.

        Interest expense related to the Revolving Credit and Term Loan Agreement for the three and nine months ended September 30, 2007 were $467,360 and $484,006, respectively, which includes $220,503 and $230,382 in amortization of discounts and deferred financing costs, respectively.

NOTE 8.     STOCK BASED COMPENSATION

         The Company accounts for stock-based awards to employees and directors in accordance with Statement of Financial Accounting Standards No. 123 revised, Share-Based Payment, ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Options issued to consultants are accounted for in accordance with the provisions of Emerging Issues Task Force (EITF) No. 96-18, "Accounting for Equity Instruments that are Issued to Others than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". There were 46,600 options granted to employees during the nine months ended September 30, 2007 (none during the three months ended September 30, 2007) at a weighted average exercise price of $1.02 per share. The estimated fair value of options granted in the nine months ended September 30, 2007 was $31,700. Common shares of 1,500,000 and warrants to acquire 2,100,000 shares of common stock were issued on June 27, 2007 to a non-employee in connection with a debt financing facility at a weighted average exercise price of $1.05 per share for the warrants and $0.001 per share for the common shares issued. The estimated total fair value of the warrants and shares of common stock granted during the three and nine months ended September 30, 2007 was $2,879,020. The relative fair value of warrants and shares of common stock issued, less financing costs, is accounted for as debt discount related to the $9.5 million term note entered into in June 2007. Assumptions used to value options granted to employees were expected volatility of 69%, expected term of
6.1 years, risk-free interest rate of approximately 5.0%, and an expected dividend yield of zero. Assumptions used to value warrants granted to non-employees were expected volatility of 78%, expected term of 5 years (contractual life), risk-free interest rate of 5.0%, and expected dividend yield of zero. In January, 2007, a consultant exercised options to acquire 75,000 shares of common stock. Cash received upon exercise was $42,750 or $0.57 per share. At the time of exercise, the total intrinsic value of the options exercised was approximately $72,000 (or $0.96 per share). Because the option exercised was a non-qualified stock option, the Company will receive a tax deduction based upon the intrinsic value amount.

        As of September 30, 2007, the Company had approximately $467,000 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the weighted average period of 2.2 years. This expected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

        During the three months ended September 30, 2006, the Company granted options to acquire 660,000 common shares at an exercise price of $0.69 per share. During the nine months ended September 30, 2006, the Company granted awards of stock for 225,388 shares at an average market price of $0.45 per share and granted options to acquire 3,345,135 shares at an average exercise price of $0.47 per share. Awards to acquire 1,625,000 shares were granted to employees outside of the 1997 Plan, and awards of stock and options to acquire 165,253 shares were granted to a consultant. The estimated fair value of awards granted during the three months ended September 30, 2006 was $43,756 and the estimated fair value of all awards granted during the nine months ended September 30, 2006 was $353,024 of which $70,000 was accrued for as of December 31, 2005. Assumptions used to value options granted to employees during the nine months ended September 30, 2006 were expected volatility of 57% to 64%, expected term of 5.0 years to 6.1 years, risk-free interest rate of approximately 4.8%, and an expected dividend yield of zero. Assumptions used to value options granted to consultants were expected volatility of 65%, expected term of 10 years (contractual life), risk-free interest rate of 4.5%, and expected divided yield of zero.

         The following table summarizes the activity in the Company's share based plans during the three and nine months ended September 30, 2007. At September 30, 2007 the 1997 Stock Plan expired and no further awards may be issued under this Plan.

                                                                            Weighted
                                                                             Average
                                                              Number of     Exercise
                                                               Shares         Price
                                                             ----------    ----------
EMPLOYEES AND DIRECTORS
Options and warrants outstanding - January 1, 2007 .......    5,002,635    $     1.41
     Granted .............................................         --            --
     Exercised ...........................................         --            --
     Cancelled ...........................................     (299,500)   $     1.03
                                                             ----------    ----------
Options and warrants outstanding - March 31, 2007 ........    4,703,135    $     1.44
     Granted .............................................       46,600    $     1.02
     Exercised ...........................................         --            --
     Cancelled ...........................................       (3,000)   $     1.27
                                                             ----------    ----------
Options and warrants outstanding - June 30, 2007 .........    4,746,735    $     1.44
     Granted .............................................         --            --
     Exercised ...........................................         --            --
     Cancelled ...........................................       (8,500)   $     1.27
                                                             ----------    ----------
Options and warrants outstanding - September 30, 2007 ....    4,738,235    $     1.44
                                                             ==========    ==========


NON-EMPLOYEES
Options and warrants outstanding - January 1, 2007 .......    1,318,813    $     4.13
     Granted .............................................         --            --
     Exercised ...........................................      (75,000)   $      .57
     Cancelled ...........................................     (150,000)   $     3.50
                                                             ----------    ----------
Options and warrants outstanding - March 31, 2007 ........    1,093,813    $     4.46
     Granted .............................................    2,100,000    $     1.05
     Exercised ...........................................         --            --
     Cancelled ...........................................         --            --
                                                             ----------    ----------
Options and warrants outstanding - June 30, 2007 .........    3,193,813    $     2.22
     Granted .............................................         --            --
     Exercised ...........................................         --            --
     Cancelled ...........................................      (30,000)   $     4.29
                                                             ----------    ----------
Options and warrants outstanding - September 30, 2007 ....    3,163,813    $     2.20
                                                             ==========    ==========

         On July 31, 2007, at the Company's annual meeting of stockholders, the 2007 Stock Plan was approved which replaced the 1997 Stock Plan. The 2007 Stock Plan authorizes up to 2,600,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. At September 30, 2007 no awards under the 2007 Stock Plan had been granted.

NOTE 9.     INCOME TAXES

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

         The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense. For the three and nine months ended September 30, 2007 the Company recognized accrued interest for unrecognized tax benefits of approximately $4,000 and $8,000, respectively. There were no interest or penalties recognized during the three months or nine months ended September 30, 2006 for unrecognized tax benefits due to the provisions of FIN 48 not becoming effective until January 2007. At September 30, 2007 the Company had approximately $41,875 accrued in interest and penalties associated with the unrecognized tax liabilities.

NOTE 10.    CONTINGENCIES AND GUARANTEES

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

         The Company has not achieved the AMEX minimum equity requirements as of this filing and the extension period granted by AMEX has expired. Accordingly, the Company expects the AMEX to begin delisting proceedings shortly thereafter and to remove the Company's shares from trading on AMEX.

         On October 12, 2005, a shareholder class action complaint -- HUBERMAN V.TAG-IT PACIFIC, INC., ET AL., Case No. CV05-7352 R(Ex) -- was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California, alleging claims under Section 10(b) and Section 20 of the Securities Exchange Act of 1934. A lead plaintiff was appointed, and his amended complaint alleged that defendants made false and misleading statements about the Company's financial situation and its relationship with certain of its large customers. The action was brought on behalf of all purchasers of the Company's publicly-traded securities during the period from November 13, 2003 to August 12, 2005. On February 20, 2007, the Court denied class certification. On April 2, 2007 the Court granted defendants' motion for summary judgment, and on or about April 5, 2007, the Court entered judgment in favor of all defendants. On or about April 30, 2007, plaintiff filed a notice of appeal, and his opening appellate brief was filed on October 15, 2007. Our brief is currently due November 28, 2007. The Company believes that this matter will be resolved favorably on appeal, or in a later trial or in settlement within the limits of its insurance coverage. However, the outcomes of this action or an estimate of the potential losses, if any, related to the lawsuit cannot be reasonably predicted, and an adverse resolution of the lawsuit could potentially have a material adverse effect on the Company's financial position and results of operations.

         On April 16, 2004 the Company filed suit against Pro-Fit Holdings, Limited ("Pro-Fit") in the U.S. District Court for the Central District of California - TAG-IT PACIFIC, INC. V. PRO-FIT HOLDINGS, LIMITED, CV 04-2694 LGB
(RCx) -- asserting various contractual and tort claims relating to the Company's exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages. It is the Company's position that the agreement with Pro-Fit gives the Company the exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. On June 5, 2006 the Court denied the Company's motion for partial summary judgment, but did not find that the Company breached its agreement with Pro-Fit and a trial is required to determine issues concerning our activities in Columbia and whether other actions by Pro-Fit constituted an unwillingness or inability to fill orders. The Court also held that Pro-Fit was not "unwilling or unable" to fulfill orders by refusing to fill orders with goods produced in the United States. The Court has not yet set a date for trial of this matter. The Company has historically derived a significant amount of revenue from the sale of products incorporating the stretch waistband technology and the Company's business, results of operations and financial condition could be materially adversely affected if the dispute with Pro-Fit is not resolved in a manner favorable to the Company. Additionally, the Company has incurred significant legal fees in this litigation, and unless the case is settled, the Company will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

         A subsidiary, Tag-It de Mexico, S.A. de C.V., operated under the Mexican government's Maquiladora Program, which entitled Tag-It de Mexico to certain favorable treatment as respects taxes and duties regarding certain imports. In July of 2005, the Mexican Federal Tax Authority asserted a claim against Tag-It de Mexico alleging that certain taxes had not been paid on imported products during the years 2000, 2001, 2002 and 2003. In October of 2005, the Company filed a procedural opposition to the claim and submitted documents to the Mexican Tax Authority in opposition to this claim, supporting the Company's position that the claim was without merit. The Mexican Federal Tax Authority failed to respond to the opposition filed, and the required response period by the Tax Authority has lapsed. In addition, a controlled entity incorporated in Mexico (Logistica en Avios, S.A. de C.V.) through which the Company conducted its operations in 2005, may be subjected to a claim or claims from the Mexican Tax Authority, as identified directly above, and additionally to other tax issues, including those arising from employment taxes. The Company believes that any such claim is defective on both procedural and documentary grounds and is without merit. An estimate of the possible loss or range of loss if any associated with these matters cannot be made at this time. The Company does not believe these matters will have a material adverse effect on the Company.

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

NOTE 11.    NEW ACCOUNTING PRONOUNCEMENTS

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115," ("SFAS No. 159") which expands the use of fair value. Under SFAS No. 159 a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and other eligible financial instruments. SFAS No. 159 is effective for years beginning after November 15, 2007. The Company does not believe that SFAS No. 159 will have a material impact on the Company's financial position, results of operations or cash flows.

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

NOTE 12.    GEOGRAPHIC INFORMATION

         The Company specializes in the distribution of a full range of apparel zipper and trim items to manufacturers of fashion apparel, specialty retailers and mass merchandisers. There is not enough difference between the types of products developed and distributed by the Company to account for these products separately or to justify segmented reporting by product type. The Company believes that revenue by each major product class is a valuable business measurement. The net revenues for the three primary product groups are as follows:

                           Three Months Ended          Nine Months Ended
                             September 30,               September 30,
                       -------------------------   -------------------------
Product Group net
Revenue:                   2007          2006          2007          2006
                       -----------   -----------   -----------   -----------
    Talon zipper ...   $ 4,280,168   $ 4,136,425   $17,471,285   $13,321,301
    Trim ...........     4,690,037     5,674,366    13,517,895    16,969,322
    Tekfit .........        42,930     3,556,154       681,054     7,960,625
                       -----------   -----------   -----------   -----------
                       $ 9,013,135   $13,366,945   $31,670,234   $38,251,248
                       ===========   ===========   ===========   ===========

         The Company distributes its products internationally and has reporting requirements based on geographic regions. The net book value of long-lived assets (consisting of property and equipment, intangible assets and property held for sale) is attributed to countries based on the location of the assets and revenues are attributed to countries based on customer delivery locations, as follows:

                             Three Months Ended           Nine Months Ended
                                September 30,               September 30,
                         -------------------------   -------------------------
Country / Region             2007          2006          2007          2006
                         -----------   -----------   -----------   -----------
    United States ....   $   944,190   $ 1,205,357   $ 2,835,124   $ 3,143,816
    Asia .............     7,466,034     7,206,857    26,020,853    21,940,718
    Mexico ...........        51,643       722,502       651,069     3,302,242
    Dominican Republic        44,119     3,423,416       698,789     7,695,516
    Other ............       507,149       808,813     1,464,399     2,168,956
                         -----------   -----------   -----------   -----------
                         $ 9,013,135   $13,366,945   $31,670,234   $38,251,248
                         ===========   ===========   ===========   ===========


                                           September 30,    December 31,
                                               2007             2006
                                           -----------      -----------
LONG-LIVED ASSETS, NET:
    United States ......................   $ 9,180,524      $ 9,531,659
    Asia ...............................       587,937          386,516
    Mexico .............................         1,250            5,078
    Dominican Republic .................       586,184          668,067
                                           -----------      -----------
     Net book value of long-lived assets   $10,355,895      $10,591,320
                                           ===========      ===========

NOTE 13.    SUBSEQUENT EVENTS

         On November 19, 2007, the Company entered into an amendment to its Revolving Credit and Term Loan agreement with Bluefin Capital, LLC (See Note 7). The amendment includes a modification to the loan agreement that extends until June 30, 2008 (with a further extension to March 31, 2009 provided certain conditions are met by June 30, 2008) the application of the EBITDA covenant and provides additional time to meet other non-performance related covenants. In consideration for the covenant waiver the Company agreed to (a) issue Bluefin Capital, LLC 250,000 shares of the Company's common stock; and (b) to re-price warrants for 2,100,000 shares of the Company's common stock issued on June 27, 2007 in connection with the loan agreement from a weighted average exercise price of $1.05 to $0.75 per share. In the event the Company completes an equity offering prior to June 30, 2008, Bluefin Capital agreed to accept 25% of the net proceeds of the equity offering as a prepayment on the term note, in lieu of a prepayment of 50% as provided for under the loan agreement, and to further extend until March 31, 2009 the application of the EBITDA covenant. In consideration for these changes the Company agreed, if it completes an equity offering, to issue Bluefin Capital an additional 500,000 shares of the Company's common stock, and to re-price their warrants to the price of warrants issued in the offering, if lower.

        Under the provisions of Statement of Financial Accounting Standard, No. 123(R), the fair value of the common stock issued in exchange for this modification, together with the difference in the fair value of the warrants measured at the date of the re-pricing and the fair value of the warrants before the re-pricing, is recognized as an expense in the period the shares are issued and the price of the warrants is changed. Accordingly, the Company estimates the loan modification will result in a charge to earnings during the fourth quarter of 2007 of approximately $212,000 for the fair value of the equity components, plus approximately $110,000 in legal and other associated costs, for a total estimated charge of $322,000.

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

         Our Tekfit services provide manufacturers with the patented technology, manufacturing know-how and materials required to produce garments incorporating an expandable waistband. These products historically have been produced by several manufacturers for one single brand under an exclusive supply contract. This contract expired in October 2006 and we now intend to expand this product to other brands. Our expansion has been limited to date due to the exclusive contract as well as licensing dispute. As described more fully in this report under Contingencies and Guarantees (see Note 10 to our unaudited condensed consolidated financial statements), we are presently in litigation with Pro-Fit Holdings Limited regarding our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit's patented technology. As we have derived a significant amount of revenue from the sale of products incorporating the stretch waistband technology, our business, results of operations and financial condition could be materially adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us.

         Under the terms of our credit agreement we are required to meet certain cash flow and coverage ratios. The financial covenant requires us to maintain at the end of each fiscal quarter "EBITDA" (as defined in the Agreement) for the preceding four quarters in excess of our principal and interest payments for the same four-quarter period. In the event that we fail to satisfy the minimum EBITDA requirement for two consecutive quarters, the credit agreement will be in default and the full amount of the notes outstanding will become due. For the period ended September 30, 2007 we believed that this EBITDA covenant was satisfied, but also informed the lender that we may fail to satisfy the EBITDA covenant for the quarters ending December 31, 2007 or March 31, 2008. We requested the lender to amend the loan agreement to allow for additional time to satisfy the covenant. On November 19, 2007 we entered into an agreement with Bluefin Capital, LLC to modify this financial covenant and to extend until June 30, 2008 (with a further extension to March 31, 2009 provided certain conditions are met by June 30, 2008) the application of the EBITDA covenant in exchange for additional shares of our common stock and a price adjustment to the lender's outstanding warrants. See Note 13, Subsequent Events.

         RESULTS OF OPERATIONS

         The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                             ---------------------    ---------------------
                                               2007         2006        2007         2006
                                             --------     --------    --------     --------
Net sales ................................      100.0%       100.0%      100.0%       100.0%
Cost of goods sold .......................       72.0         69.0        70.8         70.9
                                             --------     --------    --------     --------
Gross profit .............................       28.0         31.0        29.2         29.1
Selling expenses .........................        8.0          6.8         6.8          5.6
General and administrative expenses ......       30.3         19.5        24.5         20.7
Impairment of note receivable ............       23.6         --           6.7         --
Interest & taxes .........................        7.0          2.2         3.8          2.1
                                             --------     --------    --------     --------
Net income (loss) ........................      (40.9)%        2.5%      (12.6)%        0.7%
                                             ========     ========    ========     ========

         SALES

         For the three and nine months ended September 30, 2007 and 2006, sales by geographic region based on the location of the customer as a percentage of sales were:

                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                   --------------------    --------------------
              REGION                 2007        2006        2007        2006
                                   --------    --------    --------    --------
United States ..................       10.5%        9.0%        9.0%        8.2%
Asia ...........................       82.8%       53.9%       82.1%       57.4%
Mexico .........................        0.6%        5.4%        2.1%        8.6%
Dominican Republic .............        0.5%       25.6%        2.2%       20.1%
Other ..........................        5.6%        6.1%        4.6%        5.7%
                                   --------    --------    --------    --------
                                      100.0%      100.0%      100.0%      100.0%
                                   ========    ========    ========    ========

         Sales for the nine months ended September 30, 2007 were $31.7 million or $6.6 million (17.2%) less than sales for the same period in 2006. The reduction in sales for the nine months ended September 30, 2007 as compared to the same period in 2006 is the net result of an increase of $4.1 million (31.2%) in our Talon zipper sales as we expand our operations throughout China and southeast Asia, offset by lower sales of waistband products as a result of the expiration in October of 2006 of our exclusive contract for these products ($7.2 million); reduced operations in Mexico as production shifted from this area to Asia and we closed our operations in 2005 and 2006 ($2.0 million); as a result of sales ($0.7 million) recognized in the second quarter of 2006 associated with a revenue restatement from a 2005 agreement; and lower trim sales due to fewer and smaller programs with our customers ($0.8 million).

         Sales for the three months ended September 30, 2007 were $9.0 million or $4.4 million (32.6%) less than sales for the three months ended September 30, 2006. The reduction in sales for the three months ended September 30, 2007 as compared to the same period in 2006 is principally the result of lower sales of waistband products from the expiration of our exclusive contract for these products ($3.5 million); a result of sales ($0.7 million) from Mexico in 2006 and our closure of the Mexican operations; and lower trim sales due to fewer and smaller programs with our customers ($0.3 million); offset by an increase in Talon zipper sales ($0.1 million). Talon zipper sales for the three months ended September 30, 2007 were partially impacted by the acceleration of zipper deliveries into the second quarter of 2007 as manufacturers worked to avoid additional VAT taxes in China effective July 31, 2007, and by expiring Chinese export quotas limiting the exportation of products manufactured in China for our customers. Talon zipper sales for the balance of 2007 will continue to be impacted by limited export quotas until 2008, and our continued expansion throughout Southeast Asia into Thailand, Vietnam and Indonesia is intended to partially offset these restrictions.

         GROSS MARGIN

         Gross margin for the three months ended September 30, 2007 was $2.5 million, as compared to $4.1 million for the same period in 2006. Gross margin for the nine months ended September 30, 2007 was $9.2 million as compared to $11.1 million for the same period in 2006. The reduction in gross margin for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 was principally attributable to lower overall sales volumes and lower direct margin resulting from a change in the mix in sales by product group, partially offset by reduced distribution charges since more products are now sourced and delivered within the same marketplace, reduced manufacturing and assembly overhead costs and lower inventory obsolescence and management charges as inventory levels have been reduced and turns accelerated.

         A brief recap of the change in gross margin for the three and nine months ended September 30, 2007 as compared with the same periods in 2006 is as follows:

                                                                  (Amounts in thousands)
                                                      Three Months Ended           Nine Months Ended
                                                         September 30,               September 30,
                                                   ------------------------    ------------------------
                                                     Amount         %(1)         Amount         %(1)
                                                   ----------    ----------    ----------    ----------
Gross margin (decrease) increase as a result of:
Lower volumes ..................................   $   (1,614)        (38.9)   $   (2,343)        (21.1)
Product margin mix .............................         (265)         (6.4)         (756)         (6.8)
Reduced freight and duty costs .................          163           3.9           480           4.3
Lower manufacturing & assembly costs ...........          118           2.8           248           2.2
Reduced obsolescence & inventory costs .........            6            .2           646           5.8
Other cost of sales charges ....................          (30)          (.7)         (145)         (1.2)
                                                   ----------    ----------    ----------    ----------
Gross margin (decrease) ........................   $   (1,622)        (39.1)   $   (1,870)        (16.8)
                                                   ==========    ==========    ==========    ==========

(1) Represents the percentage change in the 2007 period, as compared to the same period in 2006.

         SELLING EXPENSES

         Selling expenses for the three months ended September 30, 2007 were $0.7 million, or 8.0% of sales compared to $0.9 million or 6.8% of sales for the same period in 2006. The change in selling expense is principally due to reduced spending for marketing programs, lower sales commissions on the lower volumes and lower royalty fees on Tekfit sales ($0.3 million), partially offset by increased salaries, facilities and other costs associated with new employees and offices within Asia ($0.1 million).

         Selling expenses for the nine months ended September 30, 2007 were $2.2 million or 6.8% of sales compared to $2.1 million or 5.6% of sales for the same period in 2006. The increase in selling expense is principally due to the increased number of sales offices and employees within China and their associated compensation, facilities travel and administrative costs ($0.4 million) offset by lower marketing costs, lower royalty fees on waistband products, and reduced commissions on lower volumes ($0.3 million).

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the three months ended September 30, 2007 were $2.7 million or $0.1 million more than $2.6 million for the comparable period in 2006. General and administrative expenses for the nine months ended September 30, 2007 were $7.7 million or $0.2 million less than $7.9 million for the comparable period in 2006.

         General and administrative expense for the three month period ended September 30, 2007 increased by approximately $0.2 million from increased employee costs and by $0.3 million as a result of $0.2 million in bad debt provisions in 2007 compared to bad debt recoveries of $0.1 million in 2006. General and administrative expenses decreased by approximately $0.3 million as a result of reduced legal and professional fees, lower facility costs and other lower overall general and administrative expenses.

         For the nine months ended September 30, 2007 general and administrative expenses increased by approximately $0.1 million from increased employee costs and by $0.6 million as a result of $0.1 million in bad debt provisions in 2007 compared to bad debt recoveries of $0.5 million in 2006. Reduced legal and professional fees ($0.6 million) and lower facility and other overall general and administrative expenses ($0.6 million) offset the cost increases and resulted in the net reduction of costs.

         IMPAIRMENT OF NOTE RECEIVABLE

         Operating expenses for the three and nine months ended September 30, 2007 include $2.1 million in bad debt reserve provisions associated with the note receivable due the Company from Azteca Production International, Inc. See
Note 4 of the unaudited condensed consolidated financial statements.

         INTEREST EXPENSE AND INTEREST INCOME

         Interest expense for the three months ended September 30, 2007 increased $337,000 from the same period in 2006. Interest expense for the nine months ended September 30, 2007 increased $338,000 from the same period in 2006. The increase for the quarter and nine months ended September 30, 2007 over the same periods in 2006 was principally as a result of increased amortization of deferred financing costs and discounts, and higher interest costs on the revolving credit and term notes as compared to the previous secured convertible notes payable. During the third quarter 2007, we charged off approximately $111,000 in unamortized deferred financing costs and discounts related to and in conjunction with the early payment of the secured convertible promissory notes in July 2007.

         Interest income for the three months and nine months ended September 30, 2007 decreased from the same period in 2006, primarily related to the note receivable discussed in Note 4 to the unaudited condensed consolidated financial statements.

         A brief summary of interest expense and interest income is presented below:

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                           --------------------------    --------------------------
                                               2007           2006           2007           2006
                                           -----------    -----------    -----------    -----------
Interest expense .......................   $   345,045    $   263,206    $   858,458    $   784,031
Amortization of deferred financing costs
   & debt discounts ....................       332,672         77,759        496,265        233,013
                                           -----------    -----------    -----------    -----------
    Interest expense ...................       677,717        340,965      1,354,723      1,017,044
Interest income ........................       (30,203)      (104,465)      (216,635)      (264,339)
                                           -----------    -----------    -----------    -----------
Interest expense, net ..................   $   647,514    $   236,500    $ 1,138,088    $   752,705
                                           ===========    ===========    ===========    ===========

         INCOME TAXES

         Income tax provisions for the three and nine months ended September 30 2007 reflected a tax benefit of $20,972 and a tax expense of $57,652, respectively. For the three and nine months ended September 30, 2006, income tax expense was $54,857 and $66,357, respectively. The tax expense in both 2007 and 2006 is associated with foreign income taxes from earnings of our Asian facilities. Due to prior operating losses incurred within the year no benefit for domestic income taxes has been recorded since there is not sufficient evidence to determine that we will be able to utilize our net operating loss carry-forwards to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes selected financial data (amounts in thousands) at:

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2007           2006
                                                     ------------   ------------
Cash and cash equivalents ........................   $      2,319   $      2,935
Total assets .....................................   $     21,030   $     25,693
Current debt .....................................   $      8,599   $     22,471
Non-current debt .................................   $     12,354   $      1,536
Stockholders' equity .............................   $         78   $      1,686

         CASH AND CASH EQUIVALENTS

         Cash provided by operating activities is our primary recurring source of funds, and was approximately $1.3 million for the nine months ended September 30, 2007. The cash provided by operating activities during the nine months resulted principally from a net loss before non-cash charges of $148,000; collections on the note receivable of $672,000; an decrease in operating capital (accounts receivable, inventories, accounts payable and other accrued expenses) of $1,098,000; and other increases in operating assets and liabilities of $299,000.

         Net cash used in investing activities for the nine months ended September 30, 2007 was $585,000 as compared to $323,000 for the nine months ended September 30, 2006. These expenditures were principally associated with leasehold improvements in new facilities, office equipment for new employees, improvements in our technology systems and a marketing website acquisition. In 2006 the cash used for investing activities consisted primarily of capital expenditures for replacing computer equipment.

         Net cash of $1,356,000 was used in financing activities for the nine months ended September 30, 2007. $13,507,000 (net of issuance costs) was provided by the issuance of common stock and warrants, and by borrowings under a new debt facility (see Note 7) designated to pay off our existing convertible promissory notes and to provide funds for future growth. The proceeds from this debt facility were used to pay the $12,500,000 of secured convertible promissory notes, and $1,004,000 was used to pay a related party note ($580,000) and associated accrued interest. Approximately $1,284,000 was used primarily for the repayment of borrowings under capital leases and notes payable and during the quarter ended September 30, 2007 $500,000 in initial borrowings under the revolving note were repaid.

         Our Revolving Credit and Term Loan Agreement with Bluefin Capital, LLC requires us to maintain at the end of each fiscal quarter, "EBITDA" (as defined in the Agreement) for the preceding four quarters in excess of our principal and interest payments for the same four-quarter period. In the event that we fail to satisfy the minimum EBITDA requirement for two consecutive quarters, the credit agreement will be in default and the full amount of the notes outstanding will become due. For the period ended September 30, 2007 we believe that this EBITDA covenant was satisfied.

         We have also informed our lender that we may not satisfy the EBITDA covenant for the quarters ending December 31, 2007 or March 31, 2008, and accordingly we requested our lender to amend the loan agreement to allow for additional time to satisfy the covenant. On November 19, 2007 we entered into an agreement with Bluefin Capital, LLC to modify this financial covenant and to extend until June 30, 2008 (with a further extension to March 31, 2009 provided certain conditions are met by June 30, 2008) the application of the EBITDA covenant in exchange for additional shares of our common stock and a price adjustment to the lender's outstanding warrants. See Note 13, Subsequent Events.

         We believe that our existing cash and cash equivalents, and our anticipated cash flows from our operating activities will be sufficient to fund our minimum working capital and capital expenditure needs as well as provide for our scheduled debt service requirements for at least the next twelve months. This conclusion is based on the belief that our operating assets, strategic plan, operating expectations and operating expense structure will provide for sufficient profitability from operations before non-cash charges to fund our operating capital requirements and to achieve our debt service requirements, and that our existing cash and cash equivalents will be sufficient to fund our expansion and capital requirements.

         We have historically satisfied our working capital requirements primarily through cash flows generated from operations, and as we continue to expand globally in response to the industry trend to outsource apparel manufacturing to offshore locations, our foreign customers, some of which are backed by U.S. brands and retailers, are increasing. Our revolving credit facility provides limited financing secured by our accounts receivable, and our current borrowing capability may not provide the level of financing we need to continue in or to expand into additional foreign markets. We are continuing to evaluate non-traditional financing of our foreign assets and equity transactions to provide capital needed to fund our expansion and operations.

         If we experience greater than anticipated reductions in sales, we may need to raise additional capital, or further reduce the scope of our business in order to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business in response to a substantial decline in sales, we may default on our credit agreement.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at September 30, 2007 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                        PAYMENTS DUE BY PERIOD
                                  -------------------------------------------------------------------
                                                 LESS THAN      1 TO 3        4 TO 5         AFTER
    CONTRACTUAL OBLIGATIONS          TOTAL        1 YEAR         YEARS         YEARS        5 YEARS
-------------------------------   -----------   -----------   -----------   -----------   -----------
Demand notes payable to related
   parties (1) ................   $   211,300   $   211,300          --            --            --

Capital lease obligations .....   $   694,900   $   419,000   $   275,900          --            --

Operating leases ..............   $ 1,331,800   $   574,600   $   753,300   $     3,900          --

Revolving Credit & Term notes .   $16,601,800   $ 1,197,800   $15,404,000          --            --

Other Notes payable ...........   $ 1,511,200   $   461,000   $ 1,050,200          --            --
                                  -----------   -----------   -----------   -----------   -----------

       Total Obligations ......   $20,351,000   $ 2,863,700   $17,483,400   $     3,900          --
                                  ===========   ===========   ===========   ===========   ===========

(1) The majority of notes payable to related parties is due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment, and includes accrued interest payable through September 30, 2007.

         At September 30, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

         Todd Kay, a director and significant shareholder of Tarrant Apparel Group is also a stockholder of the Company. Sales to Tarrant for the three months and nine months ended September 30, 2007 were $1,800, and $141,800, respectively. Sales to Tarrant for the three and nine months ended September 30, 2006 were $300 and $1,300 respectively. As of September 30, 2007 and at December 31, 2006 there were no amounts due from Tarrant.

         Colin Dyne, a director and stockholder of the Company is also a director, officer and significant stockholder in People's Liberation, Inc. During the three and nine months ended September 30, 2007 we had sales of $115,500 and $323,000, respectively, to subsidiaries of People's Liberation, Inc. For the three and nine months ended September 30, 2006 we had sales of $22,100 and $55,100, respectively, to subsidiaries of Peoples Liberation, Inc. At September 30, 2007, accounts receivable included $94,800 outstanding from People's Liberation subsidiaries. At December 31, 2006, accounts receivable of $83,400 was outstanding from subsidiaries of People's Liberation, Inc.

         Jonathan Burstein, a former director of the Company, purchases products from the Company through an entity operated by his spouse. For the three and nine months ended September 30, 2007 sales to this entity were $24,800 and $58,500, respectively. Sales to this entity for the three and nine months ended

September 30, 2006 were $10,500 and $21,100, respectively. At September 30, 2007, $7,700 was included in accounts receivable from this entity and at December 31, 2006 accounts receivable included $18,400 due from this entity. On October 25, 2007, Mr. Burstein resigned as a director of the Company.

         Due from related parties at September 30, 2007 includes $736,600 and at December 31, 2006 includes $675,100 of unsecured notes, advances and accrued interest receivable from Colin Dyne. The notes and advances bear interest at 7.5% and are due on demand.

         Demand notes payable to related parties includes notes and advances to parties related to or affiliated with Mark Dyne, Chairman of the Board of the Company. The principal balance of Demand notes payable to related parties at September 30, 2007 was $85,200 and at December 31, 2006 was $665,000. On June 27, 2007 a note payable to Mark Dyne in the principal amount of $579,795, plus accrued interest of $424,511, was paid in full.

         Consulting fees paid to Diversified Investments, a company owned by Mark Dyne, amounted to $37,500 for the three months ended September 30, 2007 and 2006. Consulting fees paid for the nine months ended September 30, 2007 and 2006 were $112,500.

         Consulting fees of $75,000 and $ 200,100 were paid for services provided by Colin Dyne for the three months and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2006 consulting fees of $36,000 and $108,000, respectively were paid to Colin Dyne. Consulting fees of $73,800 and $221,000 were paid for services provided by Jonathan Burstein, for the three months and nine months ended September 30, 2007, respectively. No consulting fees were paid to Jonathan Burstein in 2006.

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

         Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

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

         o Inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market value and are all substantially finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead. Inventory is evaluated on a continual basis and reserve adjustments are made based on management's estimate of future sales value, if any, of specific inventory items. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

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

         WE DO NOT EXPECT TO REGAIN COMPLIANCE WITH AMEX LISTING REQUIREMENTS, AND WE EXPECT TO BE DELISTED BY THE AMEX AND THAT OUR SHARES WILL NO LONGER BE TRADED ON THIS EXCHANGE. In May 2006 we were advised by AMEX that we were non-compliant with the minimum net equity listing requirements and we were afforded an opportunity to submit a plan to AMEX that provided for increases in our equity beyond the minimum $4.0 million equity requirement within an eighteen-month timeframe from the date of the notice from AMEX. On August 3, 2006 AMEX accepted our plan to regain compliance and has given us an extension until November 16, 2007 to become compliant with the AMEX continued listing standards. We have suffered substantial operating losses and as of this filing we have not met the minimum listing requirements of AMEX. As a result, our shares of common stock may be removed from listing on AMEX.

         WE DO NOT EXPECT TO BE ABLE TO COLLECT OUR NOTE RECEIVABLE. On April 11, 2007 a favorable verdict was awarded to the plaintiff in a trademark infringement lawsuit in which Azteca Production International, Inc. is a defendant. We have an outstanding note from Azteca of $2.1 million and this adverse ruling against them has impacted their ability to repay our note receivable. On September 10, 2007 we obtained further information from the maker that further evidenced their inability to pay the note, and accordingly we recorded an impairment reserve for the full value outstanding of $2.1 million. We will continue to pursue collection through all legal resources available to us. The failure to collect payments under this note as scheduled will have a material adverse effect on our financial position, results of operations and cash flow.

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

         In October 2006, our exclusive supply agreement with Levi Strauss & Co., pursuant to which we supplied Levi with TEKFIT waistbands for their Dockers programs, expired. With the expiration of this contract we now have broader access to other customers and we intend to actively expand this product offering to other brands. Sales of this product to Levi ended during the third quarter of 2007 and are significantly lower than in the previous year, and orders from new brands are not expected to fully offset these declines for several quarters, if at all. The revenues we derived from the sale of products incorporating the stretch waistband technology represented approximately 19% of our consolidated revenues for the years ended December 31, 2005 and 2006. A failure to attract new customers for our TEKFIT waistbands could have a material adverse effect on our sales and results of operations.

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

         THE REQUIREMENTS OF THE SARBANES-OXLEY ACT, INCLUDING SECTION 404, ARE BURDENSOME, AND OUR FAILURE TO COMPLY WITH THEM COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS AND STOCK PRICE. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud and safeguard Company assets. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2007. Our independent registered public accounting firm will need to annually attest to our evaluation, and issue their own opinion on our internal control over financial reporting beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2008. We are preparing for compliance with Section 404 by strengthening, assessing and testing our system of internal control over financial reporting to provide the basis for our report. The process of strengthening our internal control over financial reporting and complying with Section 404 is expensive and time consuming, and requires significant management attention. Failure to implement required controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal control over financial reporting, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

         IF WE NEED TO SELL OR ISSUE ADDITIONAL SHARES OF COMMON STOCK OR INCUR ADDITIONAL DEBT TO FINANCE FUTURE GROWTH, OUR STOCKHOLDERS' OWNERSHIP COULD BE DILUTED OR OUR EARNINGS COULD BE ADVERSELY IMPACTED. Our business strategy may include expansion through internal growth, by acquiring complementary businesses or by establishing strategic relationships with targeted customers and suppliers. In order to do so or to fund our other activities, we may issue additional equity securities that could dilute our stockholders' value. We may also assume additional debt and incur impairment losses to our intangible assets if we acquire another company.

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

         INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS. As of September 30, 2007, our officers and directors and their affiliates beneficially owned approximately 20% of the outstanding shares of our common stock. The Dyne family, which includes Mark Dyne and Colin Dyne who are also our directors; Jonathan Burstein, Larry Dyne and the estate of Harold Dyne; beneficially owned approximately 13% of the outstanding shares of our common stock at September 30, 2007. Additionally, at September 30, 2007 our lender Bluefin Capital, LLC beneficially owned approximately 16.3% of the outstanding shares of our common stock. As a result, our lender, officers and directors and the Dyne family are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         All of our sales are denominated in United States dollars or the currency of the country in which our products originate. We are exposed to market risk for fluctuations in the foreign currency exchange rates for certain product purchases that are denominated in Hong Kong dollars, Chinese yuans and British pounds. There were no hedging contracts outstanding as of September 30, 2007 or December 31, 2006. Currency fluctuations can increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in United States dollars in various bank accounts and we do not believe we have significant market risk exposure with regard to our investments. At September 30, 2007 the Revolving Credit Note of $3.8 million was subject to interest rate fluctuations. A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $38,000 on our variable rate borrowings.

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

         As of September 30, 2007, we conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2007, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         During the fiscal quarter ended September 30, 2007 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         On October 12, 2005, a shareholder class action complaint -- HUBERMAN V.TAG-IT PACIFIC, INC., ET AL., Case No. CV05-7352 R(Ex) -- was filed against us and certain of our current and former officers and directors in the United States District Court for the Central District of California, alleging claims under Section 10(b) and Section 20 of the Securities Exchange Act of 1934. A lead plaintiff was appointed, and his amended complaint alleged that defendants made false and misleading statements about our financial situation and our relationship with certain of our large customers. The action was brought on behalf of all purchasers of our publicly-traded securities during the period from November 13, 2003 to August 12, 2005. On February 20, 2007, the Court denied class certification. On April 2, 2007 the Court granted defendants' motion for summary judgment, and on or about April 5, 2007, the Court entered judgment in favor of all defendants. On or about April 30, 2007, plaintiff filed a notice of appeal, and his opening appellate brief was filed on October 15, 2007. Our brief is currently due November 28, 2007. We believe that this matter will be resolved favorably on appeal, or in a later trial or in settlement within the limits of its insurance coverage. However, the outcomes of this action or an estimate of the potential losses, if any, related to the lawsuit cannot be reasonably predicted, and an adverse resolution of the lawsuit could potentially have a material adverse effect on our financial position and results of operations.

         On April 16, 2004 we filed suit against Pro-Fit Holdings, Limited in the U.S. District Court for the Central District of California - TAG-IT PACIFIC, INC. V. PRO-FIT HOLDINGS, LIMITED, CV 04-2694 LGB (RCx) -- asserting various contractual and tort claims relating to our exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages. It is our position that the agreement with Pro-Fit gives us the exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. On June 5, 2006 the Court denied our motion for partial summary judgment, but did not find that we breached our agreement with Pro-Fit and a trial is required to determine issues concerning our activities in Columbia and whether other actions by Pro-Fit constituted an unwillingness or inability to fill orders. The Court also held that Pro-Fit was not "unwilling or unable" to fulfill orders by refusing to fill orders with goods produced in the United States. The Court has not yet set a date for trial of this matter. We have historically derived a significant amount of revenue from the sale of products incorporating the stretch waistband technology and our business, results of operations and financial condition could be materially adversely affected if the dispute with Pro-Fit is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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

ITEM 1A.    RISK FACTORS

         A restated description of the risk factors associated with our Company is included under "Cautionary Statements and Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with an investment in the Company previously disclosed in our Annual Report on Form 10-K for 2006 as amended and is incorporated herein by reference.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 31, 2007, we held our 2007 annual meeting of stockholders. For the results of voting at the 2007 annual meeting of stockholders, see Item 8.01 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2007.

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

         3.1.5 Certificate of Ownership and Merger. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 20, 2007.

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



Dated:   November 19, 2007

                                       TALON INTERNATIONAL,  INC.

         `                             /S/  LONNIE D. SCHNELL
                                       -----------------------------------------
                                       By:      Lonnie D. Schnell
                                       Its:     Chief Financial Officer