Form 10-K/A
period 2006-12-31
TALON INTERNATIONAL, INC.
filed 2008-03-14
CIK 1047881

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (AMENDMENT NO. 2)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 1-13669

                            TALON INTERNATIONAL, INC.
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

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

================================================================================

                                EXPLANATORY NOTE

         This Amendment No. 2 to Form 10-K on Form 10-K/A (this "Amendment") amends Talon International, Inc.'s (formerly, Tag-It Pacific, Inc.) (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on April 12, 2007, and amended by Amendment No. 1 to Form 10-K on Form 10-K/A filed on April 30, 2007 (as amended, the "Original Filing"). The Company is filing this Amendment to amend the disclosure contained in Item 3, Item 6, Item 7, Item 8, Item 9A and Item 15 of the Original Filing.

         Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the
Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. In this Amendment, unless the context indicates otherwise, the terms "Company," "we," "us," and "our" refer to Talon International, Inc. and its subsidiaries.

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

         We have agreements with our foreign subsidiaries that provide for royalty payments to the U.S. parent company for the sales of products carrying the TALON(R) brand name, and that also provide for a cost sharing arrangement associated with various corporate administrative and operations support costs. These agreements may give rise to inquiries and possible disputes by the foreign taxing authority, resulting in the possible disallowance of some of these costs and potentially resulting in higher foreign income taxes than has been provided. We believe that our basis of charging these royalties and its allocation of costs to foreign subsidiaries is appropriate under the various taxing agency laws, and that any disagreement or disallowance regarding such costs will not have a material affect on the financial statements of the Company. A subsidiary, Tag-It de Mexico, S.A. de C.V., has operated under the Mexican government's Maquiladora Program, which entitles Tag-It de Mexico to certain favorable treatment as respects taxes and duties regarding certain imports. In July of 2005, the Mexican Federal Tax Authority asserted a claim against Tag-It de Mexico alleging that certain taxes had not been paid on imported products during the years 2000, 2001, 2002 and 2003. In October of 2005, we filed a procedural opposition to the claim and submitted documents to the Mexican Tax Authority in opposition to this claim, supporting our position that the claim was without merit. The Mexican Federal Tax Authority failed to respond to the opposition filed, and the required response period by the Tax Authority has lapsed. In addition, a controlled entity incorporated in Mexico (Logistica en Avios, S.A. de C.V.) through which we conducted our operations in 2005, may be subjected to a claim or claims from the Mexican Tax Authority, as identified directly above, and additionally to other tax issues, including those arising from employment taxes. We believe that any such claim is defective on both procedural and documentary grounds and is without merit. An estimate of the possible loss or range of loss if any associated with these matters cannot be made at this time. We do not believe these matters will have a material adverse affect on us.

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

                                     PART II


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

                                                                           YEARS ENDED DECEMBER 31,
                                                                     (In thousands except per share data)
                                                              2002        2003(1)   2004(1,2)    2005(1)      2006
                                                         ------------ ---------- ----------- ----------- --------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenue......................................      $   60,073   $  64,443  $   55,109  $   47,331  $   48,825
Income (loss) from operations......................      $    3,044   $ (5,881)  $ (14,482)  $ (27,098)  $    1,332
Net income (loss)..................................      $    1,496   $ (4,745)  $ (17,609)  $ (29,538)  $      309
Net income (loss) per share - basic................      $     0.14   $  (0.46)  $   (1.02)  $   (1.62)  $     0.02
Net income (loss) per share - diluted..............      $     0.14   $  (0.46)  $   (1.02)  $   (1.62)  $     0.02
Weighted average shares outstanding - basic........           9,232      10,651      17,316      18,226      18,377
Weighted average shares outstanding - diluted......           9,531      10,651      17,316      18,226      18,956

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents..........................      $      285   $  14,443  $    5,461  $    2,277  $    2,935
Total assets.......................................      $   54,055   $  67,770  $   56,448  $   30,321  $   25,694
Capital lease obligations, line of credit and notes
   payable ........................................      $   21,263   $  11,759  $   18,792  $   16,001  $   16,214
Convertible redeemable preferred stock.............      $    2,895   $   2,895  $        -  $        -  $        -
Stockholders' equity...............................      $   18,467   $  43,564  $   30,195  $      912  $    1,686
Total liabilities and stockholders' equity.........      $   54,055   $  67,770  $   56,448  $   30,321  $   25,694

PER SHARE DATA:
Net book value per common share....................      $     1.98   $    3.79  $     1.66  $     0.05  $     0.09
Common shares outstanding..........................           9,320      11,508      18,171      18,241      18,466

----------------------

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

         Restructuring costs recorded in the third quarter of 2005 were $6.2 million. Additional restructuring costs of $0.2 million were incurred in the fourth quarter of 2005. Total restructuring costs in 2005 were $6.4 million. These costs include $3.4 million of inventory write-downs charged to cost of goods sold; $2.2 million for the impairment of long-lived assets (primarily machinery and equipment), $0.2 million of one-time employee termination benefits and other costs of $0.2 million which were charged to operating expenses. In addition, an impairment charge to goodwill of $0.4 million was recorded. This goodwill was associated with an acquisition made to benefit our Central and South American operations. Since these operations were closed during 2005, the goodwill was impaired and written off. As a result of the restructuring, the Company expected revenues within the Mexican region to decline by approximately $3.5 million from 2005 levels as sales to two principal customers in this region were eliminated. Revenues in this region were also expected to further decline as industry production shifted to Asia. In 2006 the decline in sales within Mexico was approximately $6.0 million, consistent with the Company's expectations. Increased revenue in the Asia region for 2006 was approximately $9.0 million as compared to 2005. The increase attributable to a shift from the Mexican markets was not determinable. The restructuring efforts were also expected to reduce general and administrative operating costs by approximately 25% to 30%, or $5.0 to $6.0 million on an annualized basis. Initial savings anticipated during the fourth quarter of 2005 were expected to be approximately $1.0 million offset by $0.8 million in costs to implement the restructuring including a $0.4 million write-off of goodwill. During fiscal year 2006 general and administrative expense savings, principally as a result of the restructuring, were approximately $4.4 million. The initial savings were slightly less than anticipated in the restructuring plan due to necessary outside consulting and temporary employee costs occurring due to the staff reductions. During the first quarter of 2004, we incurred and recorded residual restructuring charges of $0.4 million from a restructuring plan implemented in 2003.

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

         Our bad debt expense for the year ended December 31, 2005 includes reserves of $3.6 million recorded in the second quarter of 2005 based on management's estimate at the time of the collectibility of accounts receivable from one customer. The fourth quarter of 2005 includes charges of $0.6 million representing the present value discount of a subsequent note received in 2006 in exchange for that same customer's accounts receivable. Bad debt expense also includes a write-off in the third quarter of $1.8 million principally associated with a single customer.

         In connection with our 2005 restructuring plan, we recorded an inventory write-down of $3.4 million in the third quarter of 2005. During the fourth quarter of 2004, we recorded inventory write-downs totaling $2.5 million based on management's estimate of the net realizable value of certain inventories.

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

RESULTS OF OPERATIONS

         NET SALES

         For the years ended December 31, 2006, 2005, and 2004, total sales by geographic region based on customer delivery locations were as follows (amounts in thousands):

                               2006     CHANGE       2005     CHANGE       2004
                             -------   -------     -------   -------     -------

United States ............   $ 5,287       (41)%   $ 8,903        85%    $ 4,823
Asia .....................    28,975        45      20,005        57      12,786
Mexico ...................     2,476       (71)      8,526       (60)     21,453
Dominican Republic .......     9,138        54       5,915       (39)      9,678
Other ....................     2,949       (26)      3,982       (38)      6,369
                             -------   -------     -------   -------     -------
    Total ................   $48,825         3%    $47,331       (14)%   $55,109
                             =======   =======     =======   =======     =======


          The net revenues for the three primary product groups is as follows:

                                               Year Ended December 31,
                                     -------------------------------------------
                                         2006            2005            2004
                                     -----------     -----------     -----------
Product Group Net Revenue:
     Talon zipper ..............     $17,005,203     $13,593,479     $12,712,689
     Trim ......................      22,502,947      24,788,397      28,805,347
     Tekfit ....................       9,316,852       8,949,300      13,591,445
                                     -----------     -----------     -----------
                                     $48,825,002     $47,331,176     $55,109,481
                                     ===========     ===========     ===========


         Sales are influenced by a number of factors, including demand, pricing strategies, foreign exchange effects, new product launches and indications, competitive products, product supply, and acquisitions. See Item 1 "Business" for a discussion of our principal products.

         Sales in 2006 increased modestly from 2005 as a net result of a substantial decline within selected markets offset by large increases in other geographical markets. Sales, principally of Trim products, to customers in Mexico declined sharply in 2006 from 2005 ($6.0 million) as the industry shift of apparel production from Latin America to Asia continued from 2005, from the discontinuance of approximately $4.0 million in sales of products from 2005, and as we completed the closure of our assembly and distribution operations within Mexico. Total Trim product sales declined by approximately $2.3 million in 2006 as compared to 2005 as a consequence of the reductions from Mexico and the U.S. described above offset by increased sales in Asia and the Dominican Republic resulting mainly from the shift in industry trends. Sales of TALON products to customers within the U.S. also declined significantly (approximately $3.6 million) as a result of the industry shift of apparel production and as a result of our closure of our manufacturing facility in North Carolina during the third quarter of 2005. The decline of Talon product sales from the North and Central American regions was substantially offset by the shifting of this production to manufacturers within Asia, and our expansion of operations with customers in this region, resulting in a net increase in Talon product sales for 2006 over 2005 of approximately $3.4 million. Additionally, expanded demand by our exclusive customer for the TEKFIT waistband also resulted in an increase of approximately $0.4 million in 2006 over 2005 in our sales to the Dominican Republic, where the principal manufacturers of this product are located, and sales of Trim products into this region increased as key customer sales shifted out of the Mexico marketplace to this region. Sales within Other geographical regions also reflect the worldwide shifting of apparel production to Asia.

         The net decrease of sales in 2005 was primarily due to a decrease in sales to our customers in Mexico of Trim products and, to a lesser extent, TALON zippers, resulting from the industry shift of apparel production from Latin America to Asia, and due to the restructuring in the third quarter of 2005 which disrupted sales in the Mexico regions as we prepared for a shift of operations to Asia. Sales in Asia of our Trim products and Talon zippers increased significantly during 2005 partially offsetting the declines from the Mexico and the Latin American regions for the Trim products and resulting in a net gain in Talon product sales overall. We responded to these market changes in 2005 with the implementation of a restructuring plan that included reducing our operations in Mexico and focusing our efforts on the market in Asia. Sales of our TEKFIT waistband decreased in 2005 because of lower demand from our exclusive customer for this product. During 2005, we continued our plan to decrease reliance on two significant customers in Mexico. These two customers contributed approximately $7.7 million or 16.3% of revenues for the year ended December 31, 2005.

         COST OF GOODS SOLD AND SELECTED OPERATING EXPENSES

         The following table summarizes cost of goods sold and selected operating expenses for the years ended December 31, 2006, 2005, and 2004 (amounts in thousands):

                                       2006        CHANGE        2005       CHANGE        2004
                                     --------     --------     --------    --------     --------
Sales ............................   $ 48,825            3%    $ 47,331         (14)%   $ 55,109
                                     --------     --------     --------    --------     --------
Cost of goods sold ...............     34,356          (27)%     47,070           5%      44,814
    % of sales ...................         70%        --             99%       --             81%
                                     --------     --------     --------    --------     --------
Selling expenses .................      2,778           (5)%      2,929           1%       2,899
    % of sales ...................          6%        --              6%       --              5%
                                     --------     --------     --------    --------     --------
General and administrative expense     10,873          (32)%     16,098          80%       8,951
    % of sales ...................         22%        --             34%       --             16%
                                     --------     --------     --------    --------     --------
Bad debt expense (recoveries) ....       (513)        (109)%      5,858         (53)%     12,513
                                     --------     --------     --------    --------     --------
                                            1%        --             12%       --             23%
                                     --------     --------     --------    --------     --------
Restructuring charges ............          0         (100)%      2,474         496%         415
    % of sales ...................          0%        --              5%       --              1%
                                     --------     --------     --------    --------     --------


         COST OF GOODS SOLD

         Cost of goods sold for the year ended December 31, 2006 declined 27% from 2005 as the result of a number of the actions we implemented in connection with our 2005 restructuring plan, and as a result of our focus on higher margin product sales and continued efforts to reduce costs worldwide. Cost of goods sold in 2006 declined by approximately $4.8 million (10.3%) from 2005 as a result of higher direct margins on products sold; by approximately $1.9 million (4.0%) from lower freight & duty charges as a result of relocating our operations closer to our customers in Asia; by a reduction in inventory adjustments and obsolescence of $1.6 million (3.5%) due primarily to inventories located at our Mexico production operations; by the elimination of $3.4 million (7.3%) in restructuring charges incurred in 2005; and by approximately $1.8 million (3.8%) from reductions in manufacturing and overhead charges as a result of reduced employee related costs and operating expenses of our North Carolina and Mexico operations; offset by increases of approximately $0.8 million (1.8%) on higher sales volumes.

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

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the year ended December 31, 2006 decreased $5.2 million or 32% from 2005. $0.5 million of the reduction from 2005 was the result of the write-off of goodwill primarily associated with closed operations;, reductions in legal costs by $1.9 million principally as a reduction of our costs associated with the ProFit litigation; lower employee and benefit costs by $1.9 million from reduced employment levels; reduced facility costs of $0.6 million; and reductions in other administrative and travel costs of $1.4 million; offset by approximately $0.7 million in increased professional and audit fees as we changed auditors and utilized more professional consultants in lieu of full time regular employees; and stock based compensation expense of $0.4 million associated with the implementation of FAS 123(R).

         General and administrative expenses increased approximately $7.1 million (80%) in 2005 compared to 2004. This increase in general and administrative expenses resulted from higher legal expenses of approximately $3.0 million related primarily to the Pro-Fit litigation, and an impairment charge to goodwill of $0.5 million incurred in connection with the 2005 restructuring plan; higher wages, facility and operating costs of approximately $4.5 million associated with the new manufacturing plant during the first nine months of 2005; partially offset by reductions of approximately $1.0 million associated with lower employment levels and related costs in connection with the restructuring plan.

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

         BAD DEBT EXPENSE

         Bad debt expenses for the year ended December 31, 2006 reflected a net recovery of $0.5 million as compared to bad debt expenses of $5.9 million for the year ended December 31, 2005. The bad debt recoveries in 2006 represent collections of accounts written-off in prior years as uncollectible, and the 2005 expense is primarily related to outstanding unsettled receivables from a former customer. Bad debt expense in 2004 were $12.5 million, and include charges of $8.3 million including $4.3 million related primarily to the write-down of receivables due from one customer; recovery of approximately $1.3 associated with a customer account written-off in 2003 and settled in 2004; and provisions of $5.5 million ($5.0 million, or 9% of net sales, recorded in the fourth quarter of 2004 based on management's estimate of the collectability of accounts receivable primarily related to two other customers).

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

                 Cost of goods sold ........................    $ 3.4
                 Operating expenses:
                    General & administrative expenses ......      0.5
                    Restructuring charges ..................      2.5
                                                                ------
                 Total restructuring costs .................    $ 6.4
                                                                ======


         During the first quarter of 2004, we incurred restructuring charges of $0.4 million for final residual costs associated with our 2003 restructuring plan.

     INTEREST EXPENSE AND INTEREST INCOME

         Interest expense of $1,357,000 for the year ended December 31, 2006 decreased approximately $89,000 from $1,446,000 during 2005 as a result of lower average debt levels in 2006 compared to 2005. For both years ended December 31, 2006 and 2005, interest expenses included $311,000 in amortized deferred financing charges related primarily to the secured convertible notes payable. Interest income for the year ended December 31, 2006 of $368,000 increased approximately $302,000 from $66,000 during 2005 related primarily to the note receivable discussed in Note 2 to the consolidated financial statements.

         Interest expense increased for the year ended December 31, 2005 approximately $594,000 (or 64%) to $1,446,000 from $882,000 for 2004. The increase in interest expense was primarily due to higher debt levels associated with the $12.5 million 6% secured convertible notes payable dated November 2004, the $0.8 million 6.5% mortgage note payable to First National Bank dated June 2004, and the $0.9 million 6.5% equipment note payable to First National Bank dated November 2004 which were outstanding for the entire year in 2005 compared to a partial year in 2004; partially offset by the repayment of a remaining $1.4 million due pursuant to a note payable and a reduction in amounts due to factor in 2005. Included in interest expense for the years ended December 31, 2005 and 2004 was $311,000 and $45,000, respectively, in amortized deferred financing charges related primarily to the secured convertible notes payable. Interest income for the years ended December 31, 2005 and 2004 was $66,000 and $32,000, respectively.

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

     CASH FLOWS

         The following table summarizes our cash flow activity for the years ended December 31, 2006, 2005, and 2004 (amounts in thousands):

                                                         2006        2005        2004
                                                       --------    --------    --------
Net cash provided by (used in) operating activities    $  1,794    $  1,112    $(11,382)
Net cash used in investing activities ..............       (345)     (1,454)     (3,616)
Net cash provided by (used in) financing activities        (791)     (2,841)      6,016
Net increase (decrease) in cash and cash equivalents        657      (3,183)     (8,982)

     OPERATING ACTIVITIES

         Cash and cash equivalents for the year ended December 31, 2006 increased by $0.7 million from December 31, 2005 principally arising from cash generated by operating activities, net of payments on notes payable and capital leases.

         Cash provided by operating activities is our only recurring source of funds and was $1.8 million for the year ended December 31, 2006. The cash generated by operating activities during 2006 resulted primarily from net earnings (before non-cash expenses) of approximately $2.3 million; reductions in inventory net of applied reserves of $2.5 million; $1.0 million in reductions in accounts receivable net of reserves applied, and approximately $0.6 million in collections on the note receivable; net of reductions in accounts payable of $2.6 million; repayments on notes payable of $0.9 million and reductions in other liabilities, net of approximately $1.2 million. The note receivable collections are associated with unsettled accounts receivable from a former customer converted into a note receivable in early 2006. The repayments on the notes payable are principally associated with previously accrued legal expenses converted into a note payable in May of 2006. Payments on the note payable are made from collections received from the note receivable which is pledged to the note payable. These notes are non-recurring settlements associated primarily with sales and expenses from 2005 and prior transactions. See notes to consolidated financial statements, Note 2 - "Accounts and Note Receivable" and
Note 6 - "Notes Payable."

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

     FINANCING ACTIVITIES

         Net cash used in financing activities for the years ended December 31, 2006 and 2005 reflects the repayment of notes payable and capital lease obligations. In 2005 cash used in financing activities also included, the repayment of borrowings under a bank line of credit partially offset by proceeds from the exercise of stock options and warrants.

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

         Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         o Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectibility of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. During the year ended
                  December 31, 2006, net recoveries were $0.5 million (with provisions of $0.2 million), and bad debt expense for the years ended December 31, 2005 and 2004 were $5.9 million and $12.5 million, respectively. The bad debt expense in 2004 included expenses of $4.3 related to one former customer, and bad debt expense in 2005 was primarily associated with specific receivables from another former customer. The 2005 accounts with the customer were settled in early 2006 with the acceptance of a note receivable at a substantial discount and with the full write-off of the second customer accounts where most all collection efforts had failed. During 2006 accounts receivable delinquencies were substantially eliminated lowering the risk for additional material write-offs. The note receivable accepted from the former customer in early 2006 represents a continuing risk of collection and its performance is evaluated each quarter.

         o Inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market value and are all substantially finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead costs. Inventory is evaluated on a continual basis and reserve adjustments are made based on management's estimate of future sales value, if any, of specific inventory items. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. Provisions for reserves for inventory valuation for the years ended December 31, 2006, 2005 and 2004, were $0.6 million, $2.5 million and
                  $1.0 million, respectively. The increase in the provision during 2005 was primarily related to the remaining inventory we owned at our operations in Mexico. The closure of our manufacturing operations and from the exit of operations in Mexico as part of the 2005 restructuring plan substantially eliminates our acquisition or production of inventory that is not directly associated with a customer's order. Accordingly, the risk of future inventory obsolescence adjustments is substantially reduced in 2006. The provisions recorded in prior years are considered adequate to dispose of the remaining inventories without further adjustment.

         o We record deferred tax assets arising from temporary timing differences between recorded net income and taxable net income when and if we believe that future earnings will be sufficient to realize the tax benefit. For those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided. If we determine that we may not realize all of our deferred tax assets in the future, we will make an adjustment to the carrying value of the deferred tax asset, which would be reflected as an income tax expense. Conversely, if we determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would be required to reverse the valuation allowance, which would be reflected as an income tax benefit. We believe that our estimate of deferred tax assets and determination to record a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income, which is susceptible to change and dependent upon events that may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on the balance sheet and results of operations. See Notes to consolidated financial statements, Note 12, "Income Taxes". As of December 31, 2005 the deferred tax assets were fully reserved.

         o We record impairment charges when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is measured by assessing the usefulness of an asset or by comparing the carrying value of an asset to its fair value. Fair value is typically determined using quoted market prices, if available, or an estimate of undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of impairment loss is calculated as the excess of the carrying value over the fair value. Changes in market conditions and management strategy have historically caused us to reassess the carrying amount of our long-lived assets. Long-lived assets are evaluated on a continual basis and impairment adjustments are made based upon management's valuations. As part of our 2005 restructuring plan, certain long-lived assets, primarily machinery and equipment, were impaired and their values adjusted accordingly. The long-lived assets are planned to be re-deployed through manufacturing arrangements with our principal suppliers in Asia. The fair value of these assets will be affected by our ability to secure appropriate manufacturing arrangements and to utilize the equipment to meet future production requirements. If we are unable to secure favorable arrangements or to secure sufficient production through these operations the fair value of this equipment may be impaired.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm...................    20
Report of Independent Registered Public Accounting Firm...................    21
Consolidated Balance Sheets...............................................    22
Consolidated Statements of Operations.....................................    23
Consolidated Statements of Stockholders' Equity and Convertible
   Redeemable Preferred Stock.............................................    24
Consolidated Statements of Cash Flows.....................................    25
Notes to Consolidated Financial Statements................................    27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tag It Pacific Inc.
Woodland Hills, California


We have audited the consolidated balance sheets of Tag It Pacific Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and convertible redeemable preferred stock, and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedules of Tag It Pacific Inc., listed in Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


/S/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
------------------------------------------
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

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



                                                     /s/ BDO Seidman, LLP
                                                     ---------------------------
                                                     BDO Seidman, LLP

Los Angeles, California
March 31, 2005

                              TAG-IT PACIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                             December 31,    December 31,
                                                                 2006            2005
                                                             ------------    ------------
Assets
Current Assets:
   Cash and cash equivalents .............................   $  2,934,673    $  2,277,397
   Accounts receivable, net ..............................      4,664,766       5,652,990
    Note receivable ......................................      1,378,491         662,369
   Inventories, net ......................................      3,051,220       5,573,099
   Prepaid expenses and other current assets .............        541,034         618,577
                                                             ------------    ------------
Total current assets .....................................     12,570,184      14,784,432

Property and equipment, net ..............................      5,623,040       6,438,096
Fixed assets held for sale ...............................        826,904         826,904
Note receivable, less current portion ....................      1,420,969       2,777,631
Due from related parties .................................        675,137         655,489
Other intangible assets, net .............................      4,139,625       4,255,125
Other assets .............................................        437,569         583,117
                                                             ------------    ------------

Total assets .............................................   $ 25,693,428    $ 30,320,794
                                                             ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable .......................................   $  4,006,241    $  6,719,226
  Accrued legal costs ....................................        427,917       2,520,111
  Other accrued expenses .................................      3,359,267       4,168,552
  Demand notes payable to related parties ................        664,970         664,971
  Current portion of capital lease obligations ...........        432,728         590,884
  Current portion of notes payable .......................      1,107,207         186,837
  Current portion of secured convertible promissory notes      12,472,622            --
                                                             ------------    ------------
Total current liabilities ................................     22,470,952      14,850,581

Capital lease obligations, less current portion ..........        474,733         856,495
Notes payable, less current portion ......................      1,061,514       1,261,018
Secured convertible promissory notes .....................           --        12,440,623
                                                             ------------    ------------
Total liabilities ........................................     24,007,199      29,408,717
                                                             ------------    ------------

Commitments and contingencies (Note 13)

Stockholders' Equity:
   Preferred stock Series A, $0.001 par value; 250,000
   shares authorized; no shares issued or outstanding ....           --              --

   Common stock, $0.001 par value, 100,000,000 shares
     authorized; 18,466,433 shares issued and outstanding
     at December 31, 2006; 18,241,045 at December 31, 2005         18,466          18,241
  Additional paid-in capital .............................     51,792,502      51,327,878
  Accumulated deficit ....................................    (50,124,739)    (50,434,042)
                                                             ------------    ------------
Total stockholders' equity ...............................      1,686,229         912,077
                                                             ------------    ------------

Total liabilities and stockholders' equity ...............   $ 25,693,428    $ 30,320,794
                                                             ============    ============


                             See accompanying notes.

                              TAG-IT PACIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year Ended      Year Ended       Year Ended
                                              December 31,    December 31,     December 31,
                                                  2006            2005            2004
                                              ------------    ------------    ------------
Net sales .................................   $ 48,825,002    $ 47,331,176    $ 55,109,481
Cost of goods sold ........................     34,356,034      47,070,381      44,813,736
                                              ------------    ------------    ------------
Gross profit ..............................     14,468,968         260,795      10,295,745

Selling expenses ..........................      2,777,772       2,928,659       2,899,329
General and administrative expenses .......     10,872,887      16,098,363       8,950,810
Bad debt expense (recoveries) .............       (513,347)      5,857,946      12,512,797
Restructuring charges .....................           --         2,474,281         414,675
                                              ------------    ------------    ------------
Total operating expenses ..................     13,137,312      27,359,249      24,777,611

Income (loss) from operations .............      1,331,656     (27,098,454)    (14,481,866)
Interest expense, net .....................        988,453       1,379,786         849,888
                                              ------------    ------------    ------------

Income (loss) before income taxes .........        343,203     (28,478,230)    (15,331,754)
Provision for income taxes ................         33,900       1,059,479       2,277,214
                                              ------------    ------------    ------------

Net income (loss) .........................        309,303     (29,537,709)    (17,608,968)
Less: Preferred stock dividends ...........           --              --           (30,505)
                                              ------------    ------------    ------------

Net income(loss)  to common shareholders ..   $    309,303    $(29,537,709)   $(17,639,473)
                                              ============    ============    ============


Basic income(loss) per share ..............   $       0.02    $      (1.62)   $      (1.02)
                                              ============    ============    ============
Diluted income( loss) per share ...........   $       0.02    $      (1.62)   $      (1.02)
                                              ============    ============    ============


Basic weighted average shares outstanding .     18,377,484      18,225,851      17,316,202
                                              ============    ============    ============
Diluted weighted average shares outstanding     18,955,796      18,225,851      17,316,202
                                              ============    ============    ============


                             See accompanying notes.

                                               TAG-IT PACIFIC, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND CONVERTIBLE REDEEMABLE PREFERRED STOCK
                                   YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004


                                                                   Preferred Stock               Preferred Stock
                                       Common Stock                   Series A                      Series D
                               ---------------------------   ---------------------------   ----------------------------
                                  Shares         Amount         Shares         Amount         Shares          Amount
                               ------------   ------------   ------------   ------------   ------------    ------------

BALANCE, JANUARY 1, 2004 ...     11,508,201   $     11,510           --             --          572,818    $ 22,918,693
   Conversion of preferred
     stock Series C and
     accrued dividends .....        700,144            700           --             --             --              --
   Conversion of preferred
     stock Series D ........      5,728,180          5,728           --             --         (572,818)    (22,918,693)
   Warrants issued in
     private placement
     transaction ...........           --             --             --             --             --              --
   Common stock issued upon
     exercise of options and
     warrants ..............        214,276            214           --             --             --              --
   Common stock and warrants
     issued for services ...         20,500             21           --             --             --              --
   Tax benefit from exercise
     of stock options ......           --             --             --             --             --              --
   Preferred stock dividends           --             --             --             --             --              --
   Net loss ................           --             --             --             --             --              --
                               ------------   ------------   ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 2004 .     18,171,301         18,173           --             --             --              --
   Common stock issued upon
     exercise of options and
     warrants ..............         69,744             68           --             --             --              --
   Net loss ................           --             --             --             --             --              --
                               ------------   ------------   ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 2005 .     18,241,045         18,241           --             --             --              --
   Common stock issued for
     services ..............        225,388            225           --             --             --              --
   Stock based compensation            --             --             --             --             --              --
   Net income ..............           --             --             --             --             --              --
                               ------------   ------------   ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 2006 .     18,466,433   $     18,466           --             --             --              --
                               ============   ============   ============   ============   ============    ============


                                                Convertible
                                                Redeemable                            Preferred Stock
                                Additional       Retained                                 Series C
                                  Paid-In        Earnings                       ----------------------------
                                  Capital       (Deficit)           Total          Shares          Amount
                               ------------   --------------    ------------    ------------    ------------
BALANCE, JANUARY 1, 2004 ...   $ 23,890,356   $   (3,256,860)   $ 43,563,699         759,494    $  2,895,001
   Conversion of preferred
     stock Series C and
     accrued dividends .....      3,353,008             --         3,353,708        (759,494)     (2,895,001)
   Conversion of preferred
     stock Series D ........     22,912,965             --              --              --              --
   Warrants issued in
     private placement
     transaction ...........        189,815             --           189,815            --              --
   Common stock issued upon
     exercise of options and
     warrants ..............        557,514             --           557,728            --              --
   Common stock and warrants
     issued for services ...         85,710             --            85,731            --              --
   Tax benefit from exercise
     of stock options ......         84,034             --            84,034            --              --
   Preferred stock dividends           --            (30,505)        (30,505)           --              --
   Net loss ................           --        (17,608,968)    (17,608,968)           --              --
                               ------------   --------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2004 .     51,073,402      (20,896,333)     30,195,242            --              --
   Common stock issued upon
     exercise of options and
     warrants ..............        254,476             --           254,544            --              --
   Net loss ................           --        (29,537,709)    (29,537,709)           --              --
                               ------------   --------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2005 .     51,327,878      (50,434,042)        912,077            --              --
   Common stock issued for
     services ..............        102,504             --           102,729            --              --
   Stock based compensation         362,120             --           362,120            --              --
   Net income ..............           --            309,303         309,303            --              --
                               ------------   --------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2006 .   $ 51,792,502   $  (50,124,739)   $  1,686,229            --              --
                               ============   ==============    ============    ============    ============


                              See accompanying note

                                               TAG-IT PACIFIC, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year Ended      Year Ended      Year Ended
                                                                  December 31,    December 31,    December 31,
                                                                      2006            2005            2004
                                                                  ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..........................................   $    309,303    $(29,537,709)   $(17,608,968)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization ............................      1,523,225       1,931,990       1,547,223
     Decrease in deferred income taxes ........................           --         1,000,000       1,800,000
     Common stock and warrants issued for services ............         32,729            --            85,731
     Stock based compensation .................................        362,120
     Increase(decrease) in allowance for doubtful accounts ....     (1,117,500)      2,630,759       4,042,428
     Increase(decrease) in inventory valuation reserve ........     (6,064,000)        940,973        (240,000)
     Asset impairment due to restructuring ....................           --         2,343,531            --
     Impairment of goodwill ...................................           --           450,000            --
     Disposal of assets .......................................        129,179            --              --
   Changes in operating assets and liabilities:
     Accounts receivable ......................................      2,086,076      10,666,295      (7,640,984)
     Note receivable collections ..............................        640,539            --              --
     Inventories ..............................................      8,585,879       2,791,747       7,551,060
     Prepaid expenses and other current assets ................         77,543       1,880,443          13,121
     Other assets .............................................       (140,217)        314,998         147,046
     Accounts payable .........................................     (2,587,985)      2,986,302      (2,647,692)
     Accrued legal costs ......................................       (442,194)      2,113,197         245,796
     Other accrued expenses ...................................       (733,767)        671,348         831,346
     Repayment of notes payable converted from accounts payable       (867,297)           --              --
     Income taxes payable .....................................           (480)        (71,589)         12,032
                                                                  ------------    ------------    ------------
   Net cash provided by (used in) operating activities ........      1,794,153       1,112,285     (11,381,861)
                                                                  ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment ............................          2,500            --              --
   Acquisition of property and equipment ......................       (347,188)     (1,453,848)     (3,615,899)
                                                                  ------------    ------------    ------------
   Net cash used in investing activities ......................       (344,688)     (1,453,848)     (3,615,899)
                                                                  ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from secured convertible promissory notes .........           --              --        11,663,685
   Proceeds from exercise of stock options and warrants .......           --           254,544         557,728
   (Repayment) of line of credit and due to factor, net .......           --          (614,506)     (6,481,007)
   Proceeds from capital lease obligation .....................           --              --           950,000
   Payment of capital lease obligations .......................       (604,351)       (906,765)       (332,583)
   Proceeds from notes payable ................................           --              --           880,000
   Repayment of notes payable .................................       (186,838)     (1,574,975)     (1,222,170)
                                                                  ------------    ------------    ------------
   Net cash (used in) provided by financing activities ........       (791,189)     (2,841,702)      6,015,653
                                                                  ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents ..........        657,276      (3,183,265)     (8,982,107)
Cash and cash equivalents, beginning of year ..................      2,277,397       5,460,662      14,442,769
                                                                  ------------    ------------    ------------
Cash and cash equivalents, end of year ........................   $  2,934,673    $  2,277,397    $  5,460,662
                                                                  ============    ============    ============


                             See accompanying notes.

TAG-IT PACIFIC, INC.
Consolidated Statements of Cash Flows
                                                                  Year Ended      Year Ended      Year Ended
                                                                 December 31,    December 31,    December 31,
                                                                     2006            2005            2004
                                                                 ------------    ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash received (paid) during the year for:
     Interest paid ...........................................   $   (975,609)   $ (1,264,539)   $   (693,045)
     Interest received .......................................   $    320,232    $     42,516    $     32,340
     Income taxes paid .......................................   $    (33,900)   $    (64,064)   $   (495,345)
     Income taxes received ...................................   $       --      $     39,571    $     17,903
   Non-cash financing activity:
     Capital lease obligation ................................   $     64,432    $    273,376    $    249,418
     Accounts receivable, net converted to notes receivable ..   $       --      $  3,440,000    $    470,799
     Trade payable & accrued legal, converted to notes payable   $  1,775,000    $       --      $       --
     Preferred Series D stock converted to common stock ......   $       --      $       --      $ 22,918,693
     Preferred Series C stock converted to common stock ......   $       --      $       --      $  2,895,001
     Accrued dividends converted to common stock .............   $       --      $       --      $    458,707
     Mortgage note payable ...................................   $       --      $       --      $    765,000
     Warrants issued to placement agent ......................   $       --      $       --      $     93,815


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

         Fixed assets held for sale consists of the North Carolina land and manufacturing facility. Management has the authority and has committed to sell the asset; the asset is listed for sale with a commercial real estate agent who is actively marketing the property; the sale of the asset is probable and the sale is expected to be completed within one year. See Note 11, "2005 Restructuring Plan". This asset held for sale is financed by a mortgage note with a balance of $712,950 at December 31, 2006 and $734,787 at December 31, 2005.

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         At December 31, 2006, the Company evaluated its Other Intangible Assets and determined that there was no impairment of these assets and made no changes to the net carrying amount of Tradename for the years ended December 31, 2006 and 2005. At December 31, 2005, the Company evaluated its Goodwill and determined that an impairment adjustment in the amount of $450,000 related to goodwill was necessary to reduce the carrying value of goodwill to zero. Amortization expense related to exclusive license and intellectual property rights of $115,500 were recorded for each of the years ended December 31, 2006, 2005 and 2004.

         Goodwill and other intangible assets as of December 31, 2006 and 2005 are as follows:

                                                                  Year Ended December 31,
                                                                --------------------------
                                                                    2006           2005
                                                                -----------    -----------
Goodwill ....................................................   $      --      $   500,000
  Accumulated amortization ..................................          --          (50,000)
  Impairment write-off ......................................          --         (450,000)
                                                                -----------    -----------
  Goodwill, net .............................................   $      --      $      --
                                                                ===========    ===========

Other Intangible Assets:
  Tradename .................................................   $ 4,110,750    $ 4,110,750
  Accumulated amortization ..................................          --             --
                                                                -----------    -----------
      Tradename, net ........................................     4,110,750      4,110,750

  Exclusive license and intellectual property rights ........       577,500        577,500
  Accumulated amortization ..................................      (548,625)      (433,125)
                                                                -----------    -----------
      Exclusive license and intellectual property rights, net        28,875        144,375
                                                                -----------    -----------
  Other intangible assets, net ..............................   $ 4,139,625    $ 4,255,125
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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ACCRUED EXPENSES

         Included in the December 31, 2006 accrued expenses is a customer payment of approximately $1,105,000. The payment is an advance on raw material inventory purchases for this customer. We recorded these funds as a short term obligation and not as revenue because the product for this customer's order was not shipped as of December 31, 2006. The underlying order is expected to ship within six months.

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

RECLASSIFICATION

         Certain reclassifications have been made to the prior year financial statements to conform to 2006 presentation in this annual report . The amortization of deferred financing costs and discounts are reported as "Interest Expense, net" on the consolidated statement of operations. These items ($310,771 and $45,000 for 2005 and 2004, respectively) were previously reported as "General and Administrative Expenses". The Consolidated Statement of Cash Flows for 2004 reflects a decrease in inventory valuation reserves of $240,000 in the Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities. This amount was previously reported net, in the Changes in operating assets and liabilities- Inventory. In 2006 Cash flows from operating activities include Note receivable collections of $640,539 and Repayments of notes payable converted from accounts payable of $867,297. These items were reported as Cash flows from financing activities in prior versions of this annual report filed on Form 10-KA.

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         INTEREST EXPENSE AND INTEREST INCOME - Interest expense reflects the cost of borrowing and amortization of deferred financing costs and discounts. Interest expense for the years ended December 31, 2006, 2005 and 2004 was $1,357,000, $1,446,000, and $882,000, respectively. Interest income of $368,000,
$66,000  and  $32,000  for the years ended  December  31,  2006,  2005 and 2004, respectively, consists of earnings from outstanding amounts due to the Company under notes and other interest bearing receivables.

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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


Years ending December 31,                                              Amount
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

                              TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 - DEMAND NOTES PAYABLE TO RELATED PARTIES

         Demand notes payable to related parties consist of the following:

                                                      Year Ended December 31,
                                                 -------------------------------
                                                      2006             2005
                                                 --------------   --------------
Two notes payable  issued from  1995-1998 to
parties   related  to  or  affiliated   with
directors of the Company with interest rates
ranging  from 0% to 10% per  annum,  due and
payable  on  the   fifteenth  day  following
delivery of written demand for payment ......    $       85,176   $       85,176

Convertible  secured note payable  issued in
October  2000 to a director  of the  Company
bears interest at 11%, payable quarterly, is
due on demand and  convertible  into  common
stock at the  election  of the  holder  at a
rate of $4.50 per share, the market value of
the  Company's  common  stock on the date of
approval   by   the   Company's   Board   of
Directors.    The   note   is   secured   by
substantially all of the Company's assets ...           500,000          500,000

Unsecured notes payable to a director of the
Company  accrue  interest at 7% and 8.5% per
annum,  principal and interest due on demand
and fifteen days from demand ................            79,795           79,795
                                                 --------------   --------------
                                                 $      664,971   $      664,971
                                                 ==============   ==============

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

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - CAPITAL LEASE OBLIGATIONS

         The Company financed equipment purchases through various capital lease obligations expiring through August 2010. These obligations bear interest at various rates ranging from 4.6% to 15% per annum. Future minimum annual payments under these capital lease obligations are as follows:

Years ending December 31,                                              Amount
------------------------                                            -----------
2007 ....................................................           $   505,029
2008 ....................................................               336,970
2009 ....................................................               184,606
2010 ....................................................                   430
                                                                    -----------

Total payments ..........................................             1,027,035
Less amount representing interest .......................              (119,574)
                                                                    -----------

Balance at December 31, 2006 ............................               907,461
Less current portion ....................................               432,728
                                                                    -----------

Long-term portion .......................................           $   474,733
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

NOTE 6 - NOTES PAYABLE

         Notes payable consist of the following:

                                                      Year Ended December 31,
                                                 -------------------------------
                                                     2006               2005
                                                 --------------   --------------
$765,000 note payable to First National Bank
dated  June  3,  2004;   interest  at  6.5%;
payable in eighty-four  monthly  payments of
principal  and interest of $5,746  beginning
July  2004;  twenty-year  amortization,  all
unpaid  principal  and  interest due June 3,
2011 (seven  years);  secured by building in
North Carolina ..............................    $      712,950   $      734,787


$880,000 note payable to First National Bank
dated  November 22, 2004;  interest at 6.5%;
payable  in  sixty   monthly   payments   of
principal and interest of $17,254  beginning
December  2004;  all  unpaid  principal  and
interest due  November 22, 2009;  secured by
manufacturing equipment .....................           548,068          713,068

$1,650,000 note payable to Hennigan, Bennett
& Dorman,  LLP dated May 31, 2006;  interest
at  3.0%;   payable  in   fourteen   monthly
payments of principal and interest beginning
June  2006,  of  $50,000  for the  first two
payments,  and  $133,333 for the next twelve
months   thereafter   until  July  1,  2007;
secured by the note receivable ..............           907,703             --
                                                 --------------   --------------
      Notes Payable .........................         2,168,721        1,447,855
      Less Current portion ..................         1,107,207          186,837
                                                 --------------   --------------

Notes payable, net of current portion            $    1,061,514   $    1,261,018
                                                 ==============   ==============

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Future minimum annual payments under these notes payable obligations are as follows:

Years ending December 31,                                               Amount
------------------------                                              ----------
2007 ..................................................               $1,107,207
2008 ..................................................                  213,030
2009 ..................................................                  210,218
2010 ..................................................                   28,301
2011 and thereafter ...................................                  609,965
                                                                      ----------

Total .................................................               $2,168,721
                                                                      ==========

NOTE 7 - SECURED CONVERTIBLE PROMISSORY NOTES

         On November 10, 2004, the Company raised $12.5 million from the sale of Secured Convertible Promissory Notes (the "Notes") to existing shareholders. The Notes are convertible into common stock at a price of $3.65 per share, bear interest at 6% payable quarterly, are due November 9, 2007 and are secured by the Talon trademarks. The Notes are convertible at the option of the holder at any time after closing. The Company may repay the Notes at any time after one year from the closing date with a 15% prepayment penalty. Among other restrictions, the Notes restrict the Company from declaring or paying a dividend prior to conversion or payment of the Notes. At maturity, the Company may repay the Notes in cash or require conversion if certain conditions are met. In connection with the issuance of the Notes, the Company issued to the Note holders, warrants to purchase up to 171,235 shares of common stock. The warrants have a term of five years, an exercise price of $3.65 per share and vested 30 days after closing. The fair value of the warrants was estimated at approximately $96,000 utilizing the Black-Scholes model and recorded as a discount against the face value of the Notes. The discount is amortized over the three-year term of the Notes on a straight-line basis. The Company has registered the resale by the holders of the shares issuable upon conversion of the Notes and exercise of the warrants. In connection with this financing, the Company paid the placement agent $704,000 in cash, and issued the placement agent a warrant to purchase 215,754 common shares at an exercise price of $3.65 per share. The warrant is exercisable beginning May 10, 2005 through November 10, 2009. The fair value of the warrant was estimated at $93,815 utilizing the Black-Scholes model and recorded as deferred financing costs which are amortized over the three- year term of the Notes. The full amount of principal under these secured convertible promissory notes is due November 7, 2007. (See Item 7. Management's Discussion and Analysis).

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

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         The Company has registered the common shares issued upon conversion of the Series D Convertible Preferred Stock for resale by the investors. In conjunction with the private placement transaction the Company issued a warrant to purchase 572,818 common shares to the placement agent at an exercise price of $4.74 per share. The warrant is exercisable beginning June 18, 2004 through December 18, 2008. The fair value of the warrant was estimated at approximately $165,000 utilizing the Black-Scholes model and was recorded as a reduction of the proceeds from the placement of the Series D Convertible Preferred Stock. The Company has determined that this transaction did not result in a beneficial conversion feature.

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

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         The following table summarizes the activity for the periods:

                                                                     Weighted
                                                                     Average
                                                    Number of        Exercise
EMPLOYEE AND DIRECTOR                                Shares            Price
                                                  -------------    -------------
Options outstanding - January 1, 2004 .........       1,978,000    $        3.55
     Granted ..................................            --      $        --
     Exercised ................................        (115,375)   $        3.36
     Canceled .................................        (120,625)   $        4.00
                                                  -------------    -------------
Options outstanding - December 31, 2004 .......       1,742,000    $        3.53
     Granted ..................................         425,000    $        3.22
     Exercised ................................          (1,250)   $        3.63
     Canceled .................................        (332,750)   $        3.50
                                                  -------------    -------------
Options outstanding - December 31, 2005 .......       1,833,000    $        3.46
     Granted ..................................       3,471,135    $        0.31
     Canceled .................................        (301,500)   $        3.56
                                                  -------------    -------------
Options outstanding - December 31, 2006 .......       5,002,635    $        1.41
                                                  =============    =============

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

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table summarizes the activity for the periods:

                                                                              Weighted
                                                                              Average
                                                             Number of        Exercise
NON-EMPLOYEES                                                 Shares            Price
                                                           -------------    -------------
Options & warrants outstanding - January 1, 2004 .......       1,277,885    $        4.58
     Granted ...........................................         416,989    $        3.65
     Exercised .........................................         (80,901)   $        2.68
     Canceled ..........................................         (35,000)   $        4.55
                                                           -------------    -------------
Options & warrants outstanding - December 31, 2004 .....       1,578,973    $        4.35
     Granted ...........................................            --      $        --
     Exercised .........................................         (68,494)   $        3.65
     Canceled ..........................................        (133,332)   $        4.54
                                                           -------------    -------------
Options & warrants outstanding - December 31, 2005 .....       1,377,147    $        4.36
     Granted ...........................................          75,000    $        0.57
     Exercised .........................................            --      $        --
     Canceled ..........................................        (133,334)   $        4.54
                                                           -------------    -------------
Options & warrants outstanding - December 31, 2006 .....       1,318,813    $        4.13
                                                           =============    =============

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

                                                  2006        2005       2004(1)
                                                 -------     -------     -------
Expected volatility .........................         65%         64%        n/a
Expected term in years ......................    6.1 yrs     1.2 yrs         n/a
Expected dividends ..........................       --          --           n/a
Risk-free rate ..............................        4.5%        2.0%        n/a

(1)      No share-based grants were made in 2004.

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A summary of the option activity under the 1997 Plan as of December 31, 2006, and changes during the year then ended is as follows:

                                                                         Weighted
                                                           Weighted      Average
                                                           Average       Remaining
                                            Number of      Exercise     Contractual     Intrinsic
EMPLOYEE AND DIRECTOR                        Shares         Price       Life (Years)      Value
                                          ------------   ------------   ------------   ------------
Outstanding at December 31, 2006 ......      5,002,635   $       1.41           7.90   $  1,875,639
Vested and Expected to Vest ...........      4,927,355   $       1.43           7.88   $  1,837,150
Exercisable ...........................      2,223,968   $       2.51           6.25   $    447,389

         The weighted average grant-date fair value of options granted to employee's and director's during the years ended December 31, 2006 and 2005 were $0.31 and $0.76, respectively. There were no grants in 2004. The total intrinsic value of options exercised during the years ended December 31, 2005 and 2004 was $1,700, and $130,000, respectively. There were no options exercised in 2006.

                                                                         Weighted
                                                           Weighted      Average
                                                           Average       Remaining
                                            Number of      Exercise     Contractual     Intrinsic
NON-EMPLOYEE OPTIONS & WARRANTS:             Shares         Price       Life (Years)      Value
                                          ------------   ------------   ------------   ------------
Outstanding at December 31, 2006             1,318,813   $       4.13           2.28   $     34,500
Vested and Expected to Vest....              1,318,813   $       4.13           2.28   $     34,500
Exercisable........................          1,318,813   $       4.13           2.28   $     34,500

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

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - INCOME (LOSS) PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations:

                                    December 31, 2006                            December 31, 2005
                       ------------------------------------------   ------------------------------------------
                         Income          Shares       Per Share        Loss           Shares       Per Share
YEARS ENDED:           (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)     Amount
--------------------   ------------   ------------   ------------   ------------   ------------   ------------
Basic income (loss):
    Income (loss)
    available
    to common
    stockholders ...   $    309,303     18,377,484   $       0.02   $(29,537,70)     18,225,851   $      (1.62)

Effect of dilutive
securities:
    Options ........           --          578,312           0.00           --             --             --
    Warrants .......           --             --             --             --             --             --
                       ------------   ------------   ------------   ------------   ------------   ------------
Income (loss)
available to common
stockholders .......   $    309,303     18,955,796   $       0.02   $(29,537,70)     18,225,851   $      (1.62)
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

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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
                                  ==========        ==========        ==========

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A reconciliation of the statutory Federal income tax rate with the Company's effective income tax rate is as follows:

                                                     Year Ended December 31,
                                                  ----------------------------
                                                   2006       2005       2004
                                                  ------     ------     ------
Current:
  Federal statutory rate ......................     34.0%     (34.0)%    (34.0)%
  State taxes net of federal benefit ..........      2.3       (5.8)      (6.0)
  Income earned from foreign subsidiaries .....     18.7        0.2        3.1
  Net operating loss valuation allowance
    adjustments ...............................    (71.7)      43.5       51.3
  Change in effective state tax rate ..........     22.4       --         --
  Other .......................................      4.2       (0.2)       0.5
                                                  ------     ------     ------
                                                     9.9%       3.7%      14.9%
                                                  ======     ======     ======

         Income (loss) before income taxes is as follows:

                                           Year Ended December 31,
                           ----------------------------------------------------
                               2006                2005                2004
                           ------------        ------------        ------------
Domestic ...........       $ (1,341,475)       $(28,724,518)       $(17,574,926)
Foreign ............          1,684,678             246,288           2,243,172
                           ------------        ------------        ------------
                           $    343,203        $(28,478,230        $(15,331,754)
                           ============        ============        ============

         The primary components of temporary differences which give rise to the Company's deferred tax assets and deferred tax liabilities are as follows:

                                                     Year Ended December 31,
                                                 -------------------------------
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

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         In 2006 and in prior years, the Company determined, based upon its cumulative operating losses, that it was more likely than not that it would not be in a position to fully realize all of its deferred tax assets in future years. Accordingly, at December 31, 2006 the Company has recorded a valuation allowance of $19.2 million, which reduces the carrying value of its net deferred tax assets to $0. For the year ended December 31, 2006 the Company recorded operating income and various rate and tax timing differences and the value of its net deferred tax assets declined by $2.2 million. Accordingly, a corresponding reduction in the valuation allowance was made, which retained the carrying value of the Company's net deferred tax assets at $0. During 2005 the Company incurred additional operating losses which resulted in an increase in the Company's net deferred tax assets by $11.5 million. Accordingly, it was determined that the valuation allowance from 2004 be increased by $12.5 million to $21.4 million, which reduced the carrying value of its net deferred tax assets to $0 at December 31, 2005. In 2004 the Company recorded a valuation allowance of $8.9 million based upon its cumulative operating losses, and reduced the carrying value of its net deferred tax asset to $1.0 million at December 31, 2004.

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

         The Company has not provided withholding of U.S. federal income taxes on undistributed earnings of its foreign subsidiaries because the Company intends to reinvest those earnings indefinitely or any taxes on these earnings will be offset by the approximate credits for foreign taxes paid. It is not practical to determine the U.S. federal tax liability, if any, which would be payable if such earnings were not invested indefinitely. At December 31, 2006 and 2005, undistributed earnings from our foreign subsidiaries were $4,581,000 and $4,689,000, respectively.

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         The future minimum lease commitments at December 31, 2006 are as follows:

         Years Ending December 31,                                      Amount
         -----------------------------------------------              ----------
             2007 ......................................              $  437,226
             2008 ......................................                 407,224
             2009 ......................................                 346,184
             2010 ......................................                 213,364
             2011 and thereafter .......................                  16,757
                                                                      ----------
             Total minimum payments ....................              $1,420,755
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

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Tag-It Pacific, Inc. has agreements with its foreign subsidiaries that provide for royalty payments to the U.S. parent company for the sales of products carrying the Talon(R) brand name, and that also provide for a cost sharing arrangement associated with various corporate administrative and operations support costs. These agreements may give rise to inquiries and

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


possible disputes by the foreign taxing authority, resulting in the possible disallowance of some of these costs and potentially resulting in higher foreign income taxes than has been provided. The Company believes that its basis of charging these royalties and its allocation of costs to foreign subsidiaries is appropriate under the various taxing agency laws, and that any disagreement or disallowance regarding such costs will not have a material affect on the financial statements of the Company. A subsidiary, Tag-It de Mexico, S.A. de C.V., has operated under the Mexican government's Maquiladora Program, which entitles Tag-It de Mexico to certain favorable treatment as respects taxes and duties regarding certain imports. In July of 2005, the Mexican Federal Tax Authority asserted a claim against Tag-It de Mexico alleging that certain taxes had not been paid on imported products during the years 2000, 2001, 2002 and 2003. In October of 2005, the Company filed a procedural opposition to the claim and submitted documents to the Mexican Tax Authority in opposition to this claim, supporting the Company's position that the claim was without merit. The Mexican Federal Tax Authority failed to respond to the opposition filed, and the required response period by the Tax Authority has lapsed. In addition, a controlled entity incorporated in Mexico (Logistica en Avios, S.A. de C.V.) through which the Company conducted its operations in 2005, may be subjected to a claim or claims from the Mexican Tax Authority, as identified directly above, and additionally to other tax issues, including those arising from employment taxes. The Company believes that any such claim is defective on both procedural and documentary grounds and is without merit. An estimate of the possible loss or range of loss if any associated with these matters cannot be made at this time. The Company does not believe these matters will have a material adverse affect on the Company.

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

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - GEOGRAPHIC AND PRODUCT GROUP INFORMATION

         The Company specializes in the distribution of a full range of trim items to manufacturers of fashion apparel, specialty retailers and mass merchandisers. There is not enough difference between the types of products developed and distributed by the Company to justify segmented reporting by product type. The Company believes that revenue by each major product class is a valuable business measurement. The net revenues for the three primary product groups is as follows:

                                                Year Ended December 31,
                                     -------------------------------------------
                                        2006            2005            2004
                                     -----------     -----------     -----------
Product Group Net Revenue:
     Talon zipper ..............     $17,005,203     $13,593,479     $12,712,689
     Trim ......................      22,502,947      24,788,397      28,805,347
     Tekfit ....................       9,316,852       8,949,300      13,591,445
                                                     -----------     -----------
                                     $48,825,002     $47,331,176     $55,109,481
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
                                     ===========     ===========     ===========

NOTE 15 - MAJOR CUSTOMERS AND VENDORS

         For the year ended December 31, 2006, no single customer represented more than 9% of the Company's consolidated net sales; however the Company's three largest customers represented approximately 18% of consolidated net sales. For the year ended December 31, 2005, no single customer represented more than 10% of consolidated net sales; however, the Company's three largest customers represented approximately 22% of consolidated net sales. Two major customers accounted for approximately 22% of the Company's net sales for the year ended December 31, 2004.

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

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                             TAG-IT PACIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - QUARTERLY RESULTS (UNAUDITED)

         Quarterly results for the years ended December 31, 2006 and 2005 are reflected below:

                                   4th             3rd             2nd             1st
                               ------------    ------------    ------------    ------------
2006
----
Revenue ....................   $ 10,573,755    $ 13,366,944    $ 14,246,087    $ 10,638,216
Gross profit ...............   $  3,350,600    $  4,148,406    $  4,127,237    $  2,842,725
Operating income (loss) ....   $    248,177    $    630,273    $    895,481    $   (442,275)
Net Income(loss) ...........   $     44,950    $    339,115    $    654,643    $   (729,404)
Basic and diluted income
(loss) per share ...........   $       0.00    $       0.02    $       0.04    $      (0.04)

2005
----
Revenue ....................   $  9,163,355    $  9,472,898    $ 15,639,646    $ 13,055,277
Gross profit (loss) (1) ....   $ (1,652,918)   $ (2,094,230)   $    756,120    $  3,251,823
Operating (loss) income
(1,2) ......................   $ (4,925,076)   $(10,203,361)   $(10,829,928)   $ (1,140,089)
Net (loss) income (1,2) ....   $ (5,127,754)   $(10,284,874)   $(12,476,638)   $ (1,648,443)
Basic and diluted (loss)
per share ..................   $      (0.28)   $      (0.56)   $      (0.68)   $      (0.09)

(1) The Company recorded restructuring charges of $6.2 million in the third quarter of 2005, of which $3.4 million, related to inventory write-downs (Note 11); theCompany recorded $2.5 million in inventory obsolescence reserves and $1.5 million in inventory overhead adjustments in the fourth quarter affecting gross profit.

(2) The Company recorded $3.6 million in bad debt reserves principally associated with one customer in the second quarter of 2005; direct write-off to bad debts of $1.8 million in the third quarter of 2005 principally from another customer, and $0.5 million in bad debts in the fourth quarter of 2005 associated with the acceptance of a note receivable. In the third quarter of 2005, the Company recorded restructuring charges included in operating costs of $2.8 millionand a decrease in net deferred tax asset resulting in a charge to the provision for income taxes of $1 million during 2005.

         During 2006, the Company had no material unusual or infrequently occurring items or adjustments that were recognized during the year.

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

         As of December 31, 2006, we conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2006, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS

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


/S/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
------------------------------------------
SINGER LEWAK GREENBAUM & GOLDSTEIN LPP

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


                                           /s/ BDO Seidman, LLP
                                           -------------------------
                                           BDO Seidman, LLP

Los Angeles, California
March 31, 2005

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

             COLUMN A                            COLUMN B      COLUMN C     COLUMN D      COLUMN E
                                                Balance at
                                                Beginning                                 Balance at
            Description                          of Year      Additions    Deductions    End of Year
--------------------------------------------   -----------   -----------   -----------   -----------
2006
----
Allowance for doubtful accounts
  deducted from accounts receivable
  in the balance sheet .....................   $ 1,189,000   $   198,000   $ 1,315,500   $    71,500
Reserve for obsolescence deducted
  from inventories on the balance
  sheet ....................................     7,306,000       557,000     6,621,000     1,242,000
Valuation reserve deducted from
  deferred tax assets ......................    21,447,000          --       2,222,000    19,225,000
                                               -----------   -----------   -----------   -----------
                                               $29,942,000   $   755,000   $10,158,500   $20,538,500
                                               ===========   ===========   ===========   ===========

2005
----
Allowance for doubtful accounts
  deducted from accounts receivable
  in the balance sheet .....................   $ 6,086,000   $ 4,160,000   $ 9,057,000   $ 1,189,000
Reserve for obsolescence deducted
  from inventories on the balance
  sheet ....................................     6,365,000     2,538,000     1,597,000     7,306,500
Valuation reserve deducted from
  deferred tax assets ......................     8,900,000    12,547,000          --      21,447,000
                                               -----------   -----------   -----------   -----------
                                               $21,351,000   $19,245,000   $10,654,000   $29,942,000
                                               ===========   ===========   ===========   ===========

2004
----
Allowance for doubtful accounts
  deducted from accounts receivable
  in the balance sheet .....................   $ 2,044,000   $ 5,500,000   $ 1,458,000   $ 6,086,000
Reserve for obsolescence deducted
  from inventories on the balance
  sheet ....................................     6,125,000     1,040,000       800,000     6,365,500
Valuation reserve deducted from
  deferred tax assets ......................     1,119,000     7,781,000          --       8,900,000
                                               -----------   -----------   -----------   -----------
                                               $ 9,288,000   $14,321,000   $ 2,258,000   $21,351,000
                                               ===========   ===========   ===========   ===========

(1) Additions to the allowance for doubtful accounts include provisions for uncollectible accounts. Bad debt expense includes (and additions above exclude) net recoveries of $712,000 for the year ended December 31, 2006, and net direct write-offs of $1,698,000 and $7,012,000 for the years ended December 31, 2005 and 2004, respectively. Additions to the inventory obsolescence reserve include current year provisions. In 2005 there were direct write-offs of inventory of $3.4 million in connection with the restructuring, and in 2006 there were direct write-offs of $0.2 million. The reserve for obsolescence deducted from inventories on the balance sheet for 2004, reflects the reclassification of $1.2 million previously reported in Column D as a deduction, to Column C as net additions consistent with the presentation in 2005 and 2006.

(2) Deductions from the allowance for doubtful accounts includes amounts applied to write-offs, reversals of prior period provisions, and, for the year ended December 31, 2005, deductions include $7,528,000 related to the conversion of a trade account receivable to a note receivable. Deductions from the inventory obsolescence reserve include application of the reserve against obsolete, excess, slow-moving or disposed inventory.

         (b)      EXHIBITS:

                  See Exhibit Index attached to this Annual Report of Form 10-K.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             TALON INTERNATIONAL, INC.

                                             /s/ Lonnie D. Schnell
                                             ----------------------------
                                             By:  Lonnie D. Schnell
                                             Its: Chief Executive Officer


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

      Signature                       Title                         Date
      ---------                       -----                         ----

          *              Chairman of the Board of Directors     March 14, 2008
---------------------
Mark Dyne


/s/ Lonnie D. Schnell    Chief Executive Officer and Chief      March 14, 2008
---------------------    Financial Officer (Principal
Lonnie D. Schnell        Executive and Financial Officer)


/s/ David Hunter         Vice President Corporate Controller    March 14, 2008
---------------------    (Principal Accounting Officer)
David Hunter


          *                         Director                    March 14, 2008
---------------------
Colin Dyne


                                    Director                    March 14, 2008
---------------------
Brent Cohen


          *                         Director                    March 14, 2008
---------------------
Raymond Musci


          *                         Director                    March 14, 2008
---------------------
Joseph Miller


          *                         Director                    March 14, 2008
---------------------
William Sweedler


By:   /s/ Lonnie D. Schnell
      -----------------------------------
      Lonnie D. Schnell, Attorney-In-Fact

                                  EXHIBIT INDEX

Exhibit
Number   Exhibit Description
-------  -----------------------------------------------------------------------

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