Form 10-K
period 2007-12-31
TALON INTERNATIONAL, INC.
filed 2008-04-15
CIK 1047881

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE

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

                                 Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act).

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [_]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

At June 30, 2007 the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $18,202,356. At April 11, 2008 the issuer had 20,291,433 shares of Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

================================================================================

                            TALON INTERNATIONAL, INC.
                               INDEX TO FORM 10-K

PART I                                                                      PAGE
------                                                                      ----

Item 1.   Business......................................................       2

Item 1A.  Risk Factors .................................................       8

Item 1B.  Unresolved Staff Comments ....................................      15

Item 2.   Properties....................................................      15

Item 3.   Legal Proceedings.............................................      15

Item 4.   Submission of Matters to a Vote of Security Holders...........      16

PART II
-------

Item 5.   Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities..........      17

Item 6.   Selected Financial Data.......................................      19

Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................      20

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk ...      34

Item 8.   Financial Statements and Supplementary Data...................      35

Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure........................      71

          Item 9A(T).  Controls and Procedures..........................      71

          Item 9B.     Other Information................................      72

PART III
--------

Item 10.  Directors, Executive Officers and Corporate Governance........      72

Item 11.  Executive Compensation........................................      76

Item 12.  Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters.................      86

Item 13.  Certain Relationships and Related Transactions and Director
             Independence...............................................      88

Item 14.  Principal Accounting Fees and Services........................      89

PART IV
-------

Item 15.  Exhibits and Financial Statement Schedules....................      91

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


                                     PART I

ITEM 1.       BUSINESS

GENERAL

         Talon International, Inc. specializes in the manufacturing and distribution of a full range of apparel accessories including zippers and trim items to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We manufacture and distribute zippers under our TALON(R) brand name to manufacturers for apparel brands and retailers such as Levi Strauss & Co., Abercrombie & Fitch, Wal-Mart, Kohl's, The Gap, Juicy Couture, and JC Penney, among others. We also provide full service outsourced trim design, sourcing and management services and supply specified trim items for manufacturers of fashion apparel such as Abercrombie & Fitch, Victoria's Secret, American Eagle, Motherhood, Express, Polo Ralph Lauren and others. Under our TEKFIT(R) brand, we develop and sell apparel components that utilize a patented technology, including a stretch waistband.

         We were incorporated in the State of Delaware in 1997. We were formed to serve as the parent holding company of Tag-It, Inc., a California corporation, Tag-It Printing & Packaging Ltd., which changed its name in 1999 to Tag-It Pacific (HK) LTD, a BVI corporation, Tagit de Mexico, S.A. de C.V., A.G.S. Stationery, Inc., a California corporation, and Pacific Trim & Belt, Inc., a California corporation. All of these companies were consolidated under a parent limited liability company in October 1997. These companies became our wholly owned subsidiaries immediately prior to the effective date of our initial public offering in January 1998. In 2000, we formed two wholly owned subsidiaries of Tag-It Pacific, Inc: Tag-It Pacific Limited, a Hong Kong corporation, and Talon International, Inc., a Delaware corporation. During 2006 we formed two wholly owned subsidiaries of Talon International, Inc. (formerly Tag-It Pacific, Inc.): Talon Zipper (Shenzhen) Company Ltd. in China, and Talon International Pvt. Ltd., in India. Our web site is WWW.TAGITPACIFIC.COM. On July 20, 2007 we changed our corporate name from Tag-It Pacific, Inc. to Talon International, Inc. Our web site address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document.

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

         Our efforts to expand this product offering to other customers have also been limited by a licensing dispute. As described more fully in Item 3 "Legal Proceedings" we are presently in litigation with Pro-Fit related to our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit's patented technology. The revenues we derive from the sale of products incorporating the stretch waistband technology represented approximately 2% of our consolidated revenue for the year ended December 31, 2007, and 19% for the years ended December 31, 2006 and 2005. Accordingly, the results of operations and financial condition could be materially adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us, or if we are unsuccessful in securing new customers to replace the revenues previously generated by our exclusive sales of this product to Levi.

          The percentages of total revenue contributed by each of our three primary product groups for the last three fiscal years are as follows:

                                                   Year Ended December 31,
                                               --------------------------------
                                                2007         2006         2005
                                               ------       ------       ------
Product Group Net Revenue:
     Talon zipper .....................          52.2%        34.8%        28.7%
     Trim .............................          46.1%        46.1%        52.4%
     Tekfit ...........................           1.7%        19.1%        18.9%


DESIGN AND DEVELOPMENT

         Our in-house creative team produces products with innovative technology and designs that we believe distinguish our products from those of our competitors. We support our skills and expertise in material procurement and product-manufacturing coordination with product technology and designs intended to meet fashion demands, as well as functional and cost parameters. In 2006, we introduced the Talon KidZip which is a specialty zipper for children's apparel engineered to surpass industry established strength and safety tests, while maintaining the fashion image and requirements of today's apparel demands.

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

         For the year ended December 31, 2007, our three largest customers represented approximately 9% of our consolidated net sales. For the year ended December 31, 2006, no single customer represented more than 9% of our consolidated net sales; however our three largest customers represented approximately 18% of our consolidated net sales. For the year ended December 31, 2005, no single customer represented more than 10% of our consolidated net sales; however, our three largest customers represented approximately 22% of our consolidated net sales.

         The results of our operations will depend to an extent upon the commercial success of these customers. If these customers fail to purchase our products at anticipated levels, or the relationship terminates, it may have an adverse affect on our results of operations. If the financial condition of these customers were to deteriorate, resulting in an impairment of their ability to purchase inventories or repay receivables, it may also have an adverse affect on our results of operations. The financial position and operations of these customers are monitored on an ongoing basis. United States export sales are not a significant part of our business. Backlogs are not considered material in the industries in which we compete.

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

COMPETITION

         We compete in highly competitive and fragmented industries that include numerous local and regional companies that provide some or all of the products we offer. We also compete with United States and international design companies, distributors and manufacturers of tags, trim, packaging products and zippers. Some of our competitors, including Paxar Corporation, YKK, Universal Button, Inc., Avery Dennison Corporation and Scovill Fasteners, Inc. have greater name recognition, longer operating histories and greater financial and other resources.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

         We sell the majority of our products for use by U.S. based brands, retailers and manufacturers. The majority of these customers produce their products or outsource the production of their products in manufacturing facilities located outside of the U.S., primarily in Asia, Mexico, the Dominican Republic and Central and South America.

         A summary of our domestic and international net sales and long-lived assets is set forth in Item 8 of this Annual Report on Form 10-K, Note 14 of Notes to the Consolidated Financial Statements.

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

EMPLOYEES

         As of December 31, 2007, we had approximately 219 full-time employees including 36 in the United States, 85 employees in Hong Kong, 77 employees in China, 7 in Indonesia, 6 in India, 4 in The Dominican Republic, 2 in Taiwan, 1 in Thailand and 1 in Vietnam. Our labor forces are non-union. We believe that we have satisfactory employee and labor relations.

CORPORATE GOVERNANCE AND INFORMATION RELATED TO SEC FILINGS

         Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our web site, WWW.TAGITPACIFIC.COM (in the "Investor Relations" section, as soon as reasonably practical after electronic filing with or furnishing of such material to the SEC). We make available at the Web site our
(i) shareholder communications policies, (ii) Code of Ethical Conduct, (iii) the charters of the Audit and Nominating Committees of our Board of Directors, and
(iv) Employee Complaint Procedures for Accounting and Auditing Matters. These materials are also available free of charge in print to stockholders who request them by writing to: Investor Relations, Talon International, Inc., 21900 Burbank Boulevard, Suite 270, Woodland Hills, CA 91367. Our web site address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on our web site is not and should not be considered part of this report and is not incorporated by reference in this document.


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

         Pursuant to our agreement with Pro-Fit Holdings, Limited, we have exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. We are in litigation with Pro-Fit regarding our rights. See Item 3, "Legal Proceedings" for discussion of this litigation. In the past, we had derived a significant amount of revenues from the sale of products incorporating the stretch waistband technology. Our business, results of operations and financial condition could be materially adversely affected if we are unable to reach a settlement in a manner acceptable to us and ensuing litigation is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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

IF WE ARE UNABLE TO SATISFY THE FINANCIAL COVENANTS IN OUR DEBT AGREEMENTS IN FUTURE PERIODS, THE LENDER COULD DECLARE THE DEBT OBLIGATIONS IN DEFAULT, WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR LIQUIDITY, BUSINESS AND OPERATIONS.

         Our revolving credit and term loan agreement requires certain covenants, including a minimum level of EBITDA beginning with period ending June 30, 2008, as discussed in Note 7 of the Notes to Consolidated Financial Statements. In the event that we fail to satisfy the minimum EBITDA requirement for three consecutive quarters, the credit agreement will be in default and the full amount of our outstanding obligations will become due. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or an advance waiver or would have to reclassify the relevant debt as current. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lender's actions are not controllable by us. If we are in default under the loan agreement, all amounts due under the loan agreement can be declared immediately due and payable and, unless we are able to secure alternative financing to repay the lender in full, the lender would have the right to exercise its remedies including enforcement of its lien on substantially all of our assets. Further, if the debt is placed in default, we would be required to reduce our expenses, including by curtailing operations, and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations.

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

THERE ARE MANY COMPANIES THAT OFFER SOME OR ALL OF THE PRODUCTS AND SERVICES WE SELL AND IF WE ARE UNABLE TO SUCCESSFULLY COMPETE, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

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

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

         As of April 11, 2008, our officers and directors and their affiliates beneficially owned approximately 14.5% of the outstanding shares of our common stock. The Dyne family, which includes Mark Dyne, Colin Dyne, who are also our directors; Larry Dyne, the estate of Harold Dyne and Jonathan Burstein; beneficially owned approximately 13.3% of the outstanding shares of our common stock at April 11, 2008. Additionally, at April 11, 2008 our lender Bluefin Capital LLC beneficially owned approximately 8.6% of the outstanding shares of our common stock. As a result, our lender, officers and directors and the Dyne family are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

IF WE ARE UNABLE TO REDEPLOY OUR MANUFACTURING ASSETS TO SOUTHEAST ASIA OUR MANUFACTURING ASSETS VALUE WOULD BE
ADVERSELY AFFECTED.

         Central to our operating strategy was to restructure the business model from a fully integrated manufacturing operation targeted at the South American marketplace to a supply-chain model employing strategically located contract manufacturers throughout Southeast Asia. The re-deployment of our manufacturing assets could require multiple facilities in various geographical locations strategically located in close proximity to our more significant and important customers throughout Southeast Asia. If we cannot achieve its plan to redeploy the assets, the carrying value of our assets would be adversely affected and could result in significant reductions in the carrying value of the assets and have an adverse effect on our results of operations.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

         Not applicable.


ITEM 2.       PROPERTIES

         Our headquarters are located in the greater Los Angeles area, in Woodland Hills, California, where we lease approximately 8,800 square feet of administrative and product development space. In addition to the Woodland Hills facility, we lease 120 square feet of office space in New York, New York; 1,400 square feet of office space in Columbus, Ohio; 3,400 square feet of warehouse space in Simi Valley, California; 17,700 square feet of office and warehouse space in Kwun Tong, Hong Kong; 6,600 square feet of office and showroom space in Shenzhen, China; office space square footage totaling 5,400 in various other cities in China; 6,000 square feet of office space in Bangalore, India; and 4,100 square feet of warehouse space in Santiago, Dominican Republic. The lease agreements related to these properties expire at various dates through September 2010. We also own a building with 41,650 square feet of manufacturing and warehouse space in Kings Mountain, North Carolina, which is being held for sale. We believe our existing facilities are adequate to meet our needs for the foreseeable future.


ITEM 3.       LEGAL PROCEEDINGS

         On October 12, 2005, a shareholder class action complaint -- HUBERMAN V.TAG-IT PACIFIC, INC., ET AL., Case No. CV05-7352 R(Ex) -- was filed against us and certain of our current and former officers and directors in the United States District Court for the Central District of California, alleging claims under Section 10(b) and Section 20 of the Securities Exchange Act of 1934. A lead plaintiff was appointed, and his amended complaint alleged that defendants made false and misleading statements about our financial situation and our relationship with certain of our large customers. The action was brought on behalf of all purchasers of our publicly-traded securities during the period from November 13, 2003 to August 12, 2005. On February 20, 2007, the Court denied class certification. On April 2, 2007 the Court granted defendants' motion for summary judgment, and on or about April 5, 2007, the Court entered judgment in favor of all defendants. On or about April 30, 2007, plaintiff filed a notice of appeal, and his opening appellate brief was filed on October 15, 2007. Our brief was filed on November 28, 2007. We believe that this matter will be resolved favorably on appeal, or in a later trial or in settlement within the limits of its insurance coverage. However, the outcomes of this action or an estimate of the potential losses, if any, related to the lawsuit cannot be reasonably predicted, and an adverse resolution of the lawsuit could potentially have a material adverse effect on our financial position and results of operations.

         On April 16, 2004 we filed suit against Pro-Fit Holdings, Limited in the U.S. District Court for the Central District of California - TAG-IT PACIFIC, INC. V. PRO-FIT HOLDINGS, LIMITED, CV 04-2694 LGB (RCx) -- asserting various contractual and tort claims relating to our exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages. It is our position that the agreement with Pro-Fit gives us the exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. On June 5, 2006 the Court denied our motion for partial summary judgment, but did not find that we breached our agreement with Pro-Fit and a trial is required to determine issues concerning our activities in Columbia and whether other actions by Pro-Fit constituted an unwillingness or inability to fill orders. The Court also held that Pro-Fit was not "unwilling or unable" to fulfill orders by refusing to fill orders with goods produced in the United States. The action is still pending in the United States District Court. The action is presently stayed pending resolution or trial of an earlier filed action between Pro-Fit Holdings and their attorneys who have sued Pro-Fit Holdings and have obtained a judgment. In the past, we had derived a significant amount of revenue from the sale of products incorporating the stretch waistband technology and our business, results of operations and financial condition could be materially adversely affected if the dispute with Pro-Fit is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

         Our common stock has been quoted on the OTC Bulletin Board under the symbol "TALN" since December 28, 2007. Our common stock was previously traded on the American Stock Exchange under the symbol "TAG." The following table sets forth the high and low sales prices for the Common Stock as reported by the American Stock Exchange and the OTC Bulletin Board during the periods indicated.

                                                        HIGH            LOW
                                                        ----            ---
         YEAR ENDED DECEMBER 31, 2007
              1st Quarter........................     $  2.07        $  1.06
              2nd Quarter........................        1.58           0.66
              3rd Quarter........................        1.14           0.70
              4th Quarter........................        0.82           0.30


         YEAR ENDED DECEMBER 31, 2006
              1st Quarter........................     $  0.84        $  0.33
              2nd Quarter........................        0.81           0.38
              3rd Quarter........................        1.38           0.63
              4th Quarter........................        1.35           0.72


         On April 10, 2008, the closing sales price of our common stock as reported on OTC Bulletin Board was $0.36 per share. As of April 11, 2008, there were 22 record holders of our common stock.

DIVIDENDS

         We have never paid dividends on our common stock. We are restricted from paying dividends under our senior secured credit facility. It is our intention to retain future earnings for use in our business.

PERFORMANCE GRAPH

         The following graph sets forth the percentage change in cumulative total stockholder return of our common stock during the period from December 31, 2002 to December 31, 2007, compared with the cumulative returns of the American Stock Exchange Market Value (U.S. & Foreign) Index and The Dow Jones U.S. Clothing & Accessories Index. The comparison assumes $100 was invested on December 31, 2002 in our common stock and in each of the foregoing indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

                          [PERFORMANCE GRAPH OMITTED]


                                                           Cumulative Total Return
-----------------------------------   -------- ----------- ----------- ----------- ----------- -----------
                                        12/02       12/03       12/04       12/05       12/06       12/07
-----------------------------------   -------- ----------- ----------- ----------- ----------- -----------

TALON INTERNATIONAL, INC.              100.00      123.69      123.97        9.92       28.37       11.16
AMEX COMPOSITE                         100.00      143.18      175.20      215.26      257.04      299.37
DOW JONES US CLOTHING & ACCESSORIES    100.00      125.07      147.77      154.32       191.2      143.93


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

ITEM 6.       SELECTED FINANCIAL DATA

         The following selected financial data is not necessarily indicative of our future financial position or results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

                                                                      YEARS ENDED DECEMBER 31,
                                                                (In thousands except per share data)
                                                       2003(1)    2004(1,2)    2005(1)      2006       2007
                                                      --------    --------    --------    --------   --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenue .....................................   $ 64,443    $ 55,109    $ 47,331    $ 48,825   $ 40,530
Income (loss) from operations .....................   $ (5,881)   $(14,482)   $(27,098)   $  1,331   $ (3,171)
Net income (loss) .................................   $ (4,745)   $(17,609)   $(29,538)   $    309   $ (4,922)
Net income (loss) per share - basic ...............   $  (0.46)   $  (1.02)   $  (1.62)   $   0.02   $  (0.24)
Net income (loss) per share - diluted .............   $  (0.46)   $  (1.02)   $  (1.62)   $   0.02   $  (0.24)
Weighted average shares outstanding - basic .......     10,651      17,316      18,226      18,377     20,155
Weighted average shares outstanding - diluted .....     10,651      17,316      18,226      18,956     20,155
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents .........................   $ 14,443    $  5,461    $  2,277    $  2,935   $  2,919
Total assets ......................................   $ 67,770    $ 56,448    $ 30,321    $ 25,694   $ 22,094
Capital lease obligations, line of credit and
   notes payable ..................................   $ 11,759    $ 18,792    $ 16,001    $ 16,214   $ 12,978
Convertible redeemable preferred stock ............   $  2,895    $   --      $   --      $   --     $   --
Stockholders' equity ..............................   $ 43,564    $ 30,195    $    912    $  1,686   $   (717)
Total liabilities and stockholders' equity ........   $ 67,770    $ 56,448    $ 30,321    $ 25,694   $ 22,094
PER SHARE DATA:
Net book value per common share ...................   $   3.79    $   1.66    $   0.05    $   0.09   $  (0.04)
Common shares outstanding .........................     11,508      18,171      18,241      18,466     20,291

----------
(1)  We incurred  restructuring  costs of $6.4 million,  $0.4 million,  and $7.7
     million  during  the  years  ended  December  31,  2005,   2004  and  2003,
     respectively.

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

         On July 20, 2007, we changed our corporate name from Tag-It Pacific, Inc. to Talon International, Inc. in order to reflect our core marketing strategy of focusing on growth opportunities in the global zipper market with our Talon brand zippers.

         Talon International, Inc. designs, sells, manufactures and distributes apparel zippers, specialty waistbands and various apparel trim products to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We sell and market these products under various branded names including TALON and TEKFIT. We operate the business globally under three product groups.

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

         Our efforts to expand this product offering to other customers have also been limited by a licensing dispute. As described more fully in this report under Item 3. "Legal Proceedings", we are presently in litigation with Pro-Fit Holdings Limited related to our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit's patented technology. This impacted 2007 Tekfit sales and resulted in a $8.6 million or 93% decrease from 2006 sales.

         The revenues we derive from the sale of products incorporating the stretch waistband technology, represented approximately 2% of our consolidated revenues for the year ended December 31, 2007 and 19% of consolidated revenues for the years ended December 31, 2006 and 2005; accordingly our growth prospects could be materially adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us, or if we are unsuccessful in securing new customers to replace the revenues previously generated by the single brand.

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

RESULTS OF OPERATIONS

      NET SALES

         For the years ended December 31, 2007, 2006, and 2005, total sales by geographic region based on customer delivery locations were as follows:

                                                Year Ended December 31,
                                     -------------------------------------------
                                         2007            2006            2005
                                     -----------     -----------     -----------
Sales:
     United States .............     $ 3,692,468     $ 4,223,052     $ 7,052,196
     Hong Kong .................      14,178,421      13,650,419       7,901,079
     Dominican Republic ........         700,868       8,966,828         150,793
     China .....................      11,159,726       6,063,416       7,091,034
     India .....................       2,187,684       1,205,486         809,972
     Bangladesh ................       1,924,943       2,070,349         798,699
     Mexico ....................         783,762       2,476,313      12,945,861
     Other .....................       5,901,683      10,169,139      10,581,542
                                     -----------     -----------     -----------
Total ..........................     $40,529,555     $48,825,002     $47,331,176
                                     ===========     ===========     ===========


         The net revenues for the three primary product groups are as follows:

                                                Year Ended December 31,
                                     -------------------------------------------
                                         2007            2006            2005
                                     -----------     -----------     -----------
Product Group Net Revenue:
     Talon zipper ..............     $21,159,595     $17,005,203     $13,593,479
     Trim ......................      18,688,698      22,502,947      24,788,397
     Tekfit ....................         681,262       9,316,852       8,949,300
                                     -----------     -----------     -----------
                                     $40,529,555     $48,825,002     $47,331,176
                                     ===========     ===========     ===========


         Sales are influenced by a number of factors, including demand, pricing strategies, foreign exchange effects, new product launches and indications, competitive products, product supply, and acquisitions. See Item 1 "Business" for a discussion of our principal products.

         The net decrease of sales in 2007 was primarily due to lower sales of waistband products as a result of the expiration in October of 2006 of our exclusive contract for these products ($8.6 million); reduced operations in Mexico as production shifted from this area to Asia and we closed our operations in 2005 and 2006; and lower trim sales due to fewer and smaller programs with our customers ($3.8 million). Talon zipper sales continued to increase as we expanded our operations throughout China and southeast Asia ($4.1 million); partially offsetting the declines from the Mexico and the Latin American regions for the Trim products and resulting in a net gain in Talon product sales overall.

         Sales in 2006 increased modestly from 2005 as a net result of a substantial decline within selected markets offset by large increases in other geographical markets. Sales, principally of Trim products, to customers in Mexico declined sharply in 2006 from 2005 ($6.0 million) as the industry shift of apparel production from Latin America to Asia continued from 2005, from the discontinuance of approximately $4.0 million in sales of products from 2005, and as we completed the closure of our assembly and distribution operations within Mexico. Total Trim product sales declined by approximately $2.3 million in 2006 as compared to 2005 as a consequence of the reductions from Mexico and the U.S. described above offset by increased sales in Asia and the Dominican Republic resulting mainly from the shift in industry trends. Sales of TALON products to customers within the U.S. also declined significantly (approximately $3.6 million) as a result of the industry shift of apparel production and as a result of our closure of our manufacturing facility in North Carolina during the third quarter of 2005. The decline of Talon product sales from the North and Central American regions was substantially offset by the shifting of this production to manufacturers within Asia, and our expansion of operations with customers in this region, resulting in a net increase in Talon product sales for 2006 over 2005 of approximately $3.4 million. Additionally, expanded demand by our former exclusive customer for the TEKFIT waistband also resulted in an increase of approximately $0.4 million in 2006 over 2005 in our sales to the Dominican Republic, where the principal manufacturers of this product are located, and sales of Trim products into this region increased as key customer sales shifted out of the Mexico marketplace to this region. Sales within "other geographical regions" also reflect the worldwide shifting of apparel production to Asia.

         The net decrease of sales in 2005 was primarily due to a decrease in sales to our customers in Mexico of Trim products and, to a lesser extent, TALON zippers, resulting from the industry shift of apparel production from Latin America to Asia, and due to our restructuring in the third quarter of 2005 which disrupted sales in the Mexico regions as we prepared for a shift of operations to Asia. Sales in Asia of our Trim products and Talon zippers increased significantly during 2005 partially offsetting the declines from the Mexico and the Latin American regions for the Trim products and resulting in a net gain in Talon product sales overall. We responded to these market changes in 2005 with the implementation of a restructuring plan that included reducing our operations in Mexico and focusing our efforts on the market in Asia. Sales of our TEKFIT waistband decreased in 2005 because of lower demand from our exclusive customer for this product. During 2005, we continued our plan to decrease reliance on two significant customers in Mexico. These two customers contributed approximately $7.7 million or 16.3% of revenues for the year ended December 31, 2005.

      COST OF GOODS SOLD AND SELECTED OPERATING EXPENSES

         The following table summarizes cost of goods sold and selected operating expenses for the years ended December 31, 2007, 2006, and 2005 (amounts in thousands):

                                              2007       CHANGE        2006        CHANGE        2005
                                            --------    --------     --------     --------     --------

Sales ...................................   $ 40,530         (17)%   $ 48,825            3%    $ 47,331

Cost of goods sold ......................     28,423         (17)%     34,356          (27)%     47,070
    % of sales ..........................         70%                      70%                       99%

Selling expenses ........................      3,126          12%       2,778           (5)%      2,929
    % of sales ..........................          8%                       6%                        6%

General and administrative expense ......     10,877           1%      10,873          (32)%     16,098
    % of sales ..........................         27%                      22%                       34%

Bad debt expense (recoveries) ...........        187        (136)%       (513)        (109)%      5,858
    % of sales ..........................          0%                      (1)%                      12%

Reserve for impairment of note receivable      1,088         100%        --           --           --
    % of sales ..........................          3%

Restructuring Charges ...................       --          --           --           (100)%      2,474
    % of sales ..........................                                                             5%


      COST OF GOODS SOLD

         Cost of goods sold for the year ended December 31, 2007, declined $5.9 million or 17% from 2006 primarily a result of the 17% decrease in sales. The reduction in cost of goods sold from 2006 was principally attributable to lower overall sales volumes and lower direct margin resulting from a change in the mix in sales by product group, partially offset by reduced distribution charges since more products are now sourced and delivered within the same marketplace, reduced manufacturing and assembly overhead costs and lower inventory obsolescence and management charges as inventory levels have been reduced and turns accelerated.

         Cost of goods sold for the year ended December 31, 2006 declined $12.7 million or 27% from 2005 as the result of a number of the actions we implemented in connection with our 2005 restructuring plan, and as a result of our focus on higher margin product sales and continued efforts to reduce costs worldwide. Cost of goods sold in 2006 declined by approximately $4.8 million (10.3%) from 2005 as a result of higher direct margins on products sold; by approximately $1.9 million (4.0%) from lower freight & duty charges as a result of relocating our operations closer to our customers in Asia; by a reduction in inventory adjustments and obsolescence of $1.6 million (3.5%) due primarily to inventories located at our Mexico production operations; by the elimination of $3.4 million (7.3%) in restructuring charges incurred in 2005; and by approximately $1.8 million (3.8%) from reductions in manufacturing and overhead charges as a result of reduced employee related costs and operating expenses of our North Carolina and Mexico operations; offset by increases of approximately $0.8 million (1.8%) on higher sales volumes.

         Cost of goods sold increased for the year ended December 31, 2005 included a $3.4 million (7.7%) write-down of inventory in connection with our 2005 restructuring plan, and an increase in our inventory obsolescence reserve of $2.1 million (4.7%), including $0.5 million in the fourth quarter of 2005.

      SELLING EXPENSES

         Selling expenses for the year ended December 31, 2007 increased $0.4 million or 12.0% from 2006 as a result of the increased number of sales offices and employees within Asia and their associated compensation ($0.4 million), and facilities, travel and administrative costs ($0.4 million), offset by lower marketing costs ($0.1 million) and lower royalty fees on waistband products ($0.3 million).

         Selling expense for the year ended December 31, 2006 decreased $0.2 million or 5.0% from 2005 as a result of lower travel and entertainment costs of $0.3 million; lower legal costs of $0.3 million; and other employee benefit and administrative cost reductions of approximately $0.1 million; offset by increases in sales commissions of approximately $0.3 million and increased spending for sales and marketing programs of $0.2 million.

         Selling expenses increased $0.3 million or 1.0% for the year ended December 31, 2005 because we were unable to reduce expenses in direct proportion to the decrease in sales.

      GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the year ended December 31, 2007 of $10.9 million remained relatively unchanged from 2006. General and administrative expenses were effected by a $0.2 million increase from 2006 attributable to increased employee costs due to the continued expansion within Asia and increased professional and audit fees of $0.9 million; offset by reduced legal costs of $0.6 million, $0.1 million decrease in insurance costs, and $0.4 million reduction in management incentive bonuses, commissions and stock-based compensation. Included in professional and audit fees were non-recurring charges of $0.6 million related to existing consulting contracts with two former directors of the Company.

         General and administrative expenses for the year ended December 31, 2006 decreased $5.2 million or 32% from 2005. The decrease was primarily the result of the $0.5 million write-off of goodwill primarily associated with closed operations, reductions in legal costs by $1.9 million principally as a reduction of our costs associated with the ProFit litigation, lower employee and benefit costs by $1.9 million from reduced employment levels, reduced facility costs of $0.6 million, and reductions in other administrative and travel costs of $1.4 million, offset by approximately $0.7 million in increased professional and audit fees as we changed auditors and utilized more professional consultants in lieu of full time regular employee, and stock based compensation expense of $0.4 million associated with the implementation of SFAS 123(R).

         Included in general and administrative expenses for the year ended December 31, 2005 were legal expenses of approximately $3.5 million related primarily to the Pro-Fit litigation, and an impairment charge to goodwill of $0.5 million incurred in connection with the 2005 restructuring plan; offset by reductions of approximately $1.0 million associated with lower employment levels and related costs in connection with the restructuring plan.

      BAD DEBT EXPENSE (RECOVERIES)

         Bad debt expense for the year ended December 31, 2007 increased by $0.6 million as a result of $0.1 million in bad debt provisions in 2007 compared to bad debt recoveries of $0.5 million in 2006.

         Bad debt expense for the year ended December 31, 2006 reflected a net recovery of $0.5 million as compared to bad debt expenses of $5.9 million for the year ended December 31, 2005. The bad debt recoveries in 2006 represent collections of accounts written-off in prior years as uncollectible, and the 2005 expense is primarily related to outstanding unsettled receivables from a former customer.

      IMPAIRMENT OF NOTE RECEIVABLE

         Operating expense in 2007 included $1.1 million in bad debt reserve provisions associated with the note receivable due the Company from Azteca Production International, Inc. See Notes 2 and 3 of the Consolidated Financial Statements.

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

         Cost of goods sold                              $3.4
         Operating expenses:
            General & administrative expenses             0.5
            Restructuring charges                         2.5
                                                     ---------
         Total restructuring costs                       $6.4
                                                     =========

      INTEREST EXPENSE AND INTEREST INCOME

        Interest expense for the year ended December 31, 2007 increased approximately $0.6 million or 41.6% to $1.9 million from $1.4 million during 2006 as a result of higher average debt levels in 2007 compared to 2006. For the year ended December 31, 2007 interest expense included $725,000 in amortized deferred financing charges and higher costs on our revolving credit and term notes as compared to our previous secured convertible notes payable. During the third quarter 2007, we charged off approximately $111,000 in unamortized deferred financing costs and discounts related to and in conjunction with the early payment of the secured convertible promissory notes in July 2007. Interest income for the year ended December 31, 2007 of $242,000 decreased approximately $126,000 or 34.2% from $368,000 during 2006 related primarily to the elimination of the note receivable discussed in Note 3 to the consolidated financial statements.

         Net expense for the year ended December 31, 2006 decreased from 2005 by approximately $0.4 million principally as a result of interest earnings in 2006 from the note receivable.

         Included in interest expense for the year ended December 31, 2005 was the $0.8 million 6.5% mortgage note payable to First National Bank dated June 2004, and the $0.9 million 6.5% equipment note payable to First National Bank dated November 2004 which were outstanding for the entire year in 2005 compared to a partial year in 2004; partially offset by the repayment of a remaining $1.4 million due pursuant to a note payable and a reduction in amounts due to factor in 2005.

      INCOME TAXES

         The provision for income taxes was $0.1 million for the year ended December 31, 2007. Income tax provisions for the year ended December 31, 2007 principally include income tax provisions from operations in China and India; offset by an income tax benefit from net operating loss carryforward in Hong Kong.

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

LIQUIDITY AND CAPITAL RESOURCES

     The  following  table  summarizes   selected  financial  data  (amounts  in
thousands):

                                                    DECEMBER 31,    DECEMBER 31,
                                                        2007            2006
                                                    ------------    ------------
Cash and cash equivalents .......................   $      2,919    $      2,935
Total assets ....................................         22,094          25,694
Current debt ....................................         10,457          22,471
Non-current debt ................................         12,354           1,536
Stockholders' equity ............................           (717)          1,686


      CASH AND CASH EQUIVALENTS

         Our cash is held with financial institutions. Substantially all of the balances at December 31, 2007 and 2006 are in excess of federally insured limits. As of December 31, 2007 there was no restricted cash. At December 31, 2006 we had restricted cash balances of $50,000 related to cash collateral for a letter of credit with Wells Fargo Bank.

      FINANCING ARRANGEMENTS

         On June 27, 2007, we entered into a Revolving Credit and Term Loan Agreement with Bluefin Capital, LLC that provides for a $5.0 million revolving credit loan and a $9.5 million term loan for a three year period ending June 30, 2010. The revolving credit portion of the facility permits borrowings based upon a formula including 75% of our eligible receivables and 55% of eligible inventory, and provides for monthly interest payments at the prime rate plus 2.0%. The term loan bears interest at 8.5% annually with quarterly interest payments and repayment in full at maturity. Borrowings under both credit facilities are secured by all our assets. There was $879,000 in available borrowings at December 31, 2007. See Note 18 of the Consolidated Financial Statements for an amendment to the borrowing base formula.

         On April 3, 2008, we executed a further amendment to the existing revolving credit and term loan agreement with Bluefin Capital. The amendment provided for an amendment of the EBITDA and other financial covenants, and the redemption of the stock warrants previously issued to Bluefin Capital in exchange for the issuance of an additional note payable to Bluefin Capital for $1.0 million at an interest rate of 8.5%. We will record a reduction to equity and an increase to notes payable for the fair value of the warrants redeemed. The difference between the fair value of the warrants of $221,723 and the face value of the note will be accreted over the life of the note. The note will incur interest at 8.5% on the principal amount of $1.0 million and the quarterly accretion will also be reflected as interest expense. The additional note and all accrued interest under the note are due and payable on June 30, 2010.

         We financed building, land and equipment purchases through notes payable and capital lease obligations expiring through June 2011. These obligations bear interest at rates of 6.5% and 6.6% per annum, and under these obligations, we are required to make monthly payments of principal and interest.

         The outstanding balance of our demand notes payable to related parties at December 31, 2007 and 2006 was $85,000 and $665,000, respectively. The demand notes totaling $85,000 bear interest at various rates between 0%-10%, have no scheduled monthly payments, and are due within fifteen days from demand.

      CASH FLOWS

         The following table summarizes our cash flow activity for the years ended December 31, 2007, 2006, and 2005 (amounts in thousands):

                                                         2007        2006        2005
                                                       --------    --------    --------
Net cash provided by operating activities ..........   $  2,137    $  1,794    $  1,112
Net cash used in investing activities ..............       (725)       (345)     (1,454)
Net cash used in financing activities ..............     (1,433)       (791)     (2,841)
Net increase (decrease) in cash and cash equivalents        (16)        657      (3,183)


     OPERATING ACTIVITIES

         Cash and cash equivalents for the year ended December 31, 2007 decreased by $0.1 million from December 31, 2006 principally arising from cash generated by operating activities, net of payments on notes payable and capital leases.

         Cash provided by operating activities was $2.1 million for the year ended December 31, 2007. The cash generated by operating activities during 2007 resulted primarily from reductions in accounts receivable net of applied reserves of $3.3 million; $0.6 million in reductions in inventory net of reserves applied; $0.6 million in collections on the note receivable; and increases in accounts payable of $2.1 million; net of reductions in prepaid assets and other assets of approximately $0.5 million. Included in the net reserves was the write-off of the Azteca note and subsequent payment in shares as discussed in Note 2 to the Consolidated Financial Statements.

         Cash and cash equivalents for the year ended December 31, 2006 increased by $0.7 million from December 31, 2005 principally arising from cash generated by operating activities, net of payments on notes payable and capital leases.

         Cash provided by operating activities was $1.8 million for the year ended December 31, 2006. The cash generated by operating activities during 2006 resulted primarily from net earnings (before non-cash expenses) of approximately $2.3 million; reductions in inventory net of applied reserves of $2.5 million; $1.0 million in reductions in accounts receivable net of reserves applied; and approximately $0.6 million in collections on the note receivable; net of reductions in accounts payable of $2.6 million; repayments on notes payable of $0.9 million and reductions in other liabilities, net of approximately $1.2 million. The note receivable collections are associated with unsettled accounts receivable from a former customer converted into a note receivable in early 2006. The repayments on the notes payable are principally associated with previously accrued legal expenses converted into a note payable in May of 2006. Payments on the note payable are made from collections received from the note receivable which is pledged to the note payable. These notes are non-recurring settlements associated primarily with sales and expenses from 2005 and prior transactions.

         The net decrease in inventory of $2.5 million for the year ended December 31, 2006 reflects our efforts to dispose of and lower slower-moving and obsolete inventory components. The cost of net inventories eliminated during 2006 was $8.6 million, and reserves applicable to this inventory of $6.1 million were applied to these dispositions. Accounts receivable for the year ended December 31, 2006 declined by $2.1 million primarily as a result of improved collections and faster turns of accounts receivable, and by approximately $0.7 million in accounts written-off. Accounts receivable reserves declined by $1.1 million from the write-off of uncollectible accounts and by approximately $0.4 million from the collection of accounts reserved for in prior years. In addition, during 2006 collections of accounts written-off in prior years was $0.5 million.

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

         At December 31, 2005, accounts receivable from Azteca Productions International ("Azteca"), a significant customer, was approximately $10,968,000 less a reserve of $7,528,000, totaling $3,440,000, net. In February 2006, we accepted a note agreement from Azteca which provided for total payments including principal and interest of $4.0 million in exchange for the net outstanding accounts receivable balance. The balance of the note receivable at December 31, 2005 of $3,440,000 reflects a $560,000 charge to discount the note, using a 10.5% discount rate, to its net present value. The Azteca accounts receivable, net at December 31, 2005 was reclassified on the accompanying consolidated balance sheets to note receivable to reflect this subsequent settlement.

      INVESTING ACTIVITIES

         Net cash used in investing activities for the year ended December 31, 2007 and 2006 consisted of capital expenditures of $0.7 million and $0.3 million, respectively, for leasehold improvements, office equipment for new employees, improvements in our technology systems and a marketing website acquisition.

      FINANCING ACTIVITIES

         Net cash used in financing activities for the year ended December 31, 2007 was $1.4 million. During 2007, $13.8 million (net of issuance costs) was provided by the issuance of common stock and warrants, and by borrowings under a new debt facility (see Note 7) designated to pay off our previously existing convertible promissory notes and to provide funds for future growth. The proceeds from this debt facility were used to pay the $12.5 million of secured convertible promissory notes, and $1.0 million was used to pay a related party note of $0.6 million and associated accrued interest. Approximately $1.2 million was used primarily for the repayment of borrowings under capital leases and notes payable and $0.5 million in initial borrowings under the revolving note were repaid.

         Net cash used in financing activities for the years ended December 31, 2006 and 2005 reflects the repayment of notes payable and capital lease obligations. In 2005 cash used in financing activities also included, the repayment of borrowings under a bank line of credit partially offset by proceeds from the exercise of stock options and warrants.

         On June 27, 2007 we entered into a revolving credit and term loan agreement with Bluefin Capital, LLC that provides for a $5.0 million revolving credit loan and a $9.5 million term loan for a three year period ending June 30, 2010. The revolving credit portion of the facility permits borrowings based upon a formula including 75% of our eligible receivables and 55% of eligible inventory, and provides for monthly interest payments at the prime rate plus 2.0%. The term loan bears interest at 8.5% annually with quarterly interest payments and repayment in full at maturity. Borrowings under both credit facilities are secured by all of our assets. Under the terms of the credit agreement we are required to meet certain cash flow and coverage ratios, among other restrictions including a restriction from declaring or paying a dividend prior to repayment of all the obligations. The financial covenants require that we to maintain at the end of each fiscal quarter beginning June 30, 2008 "EBITDA" (as defined in the Agreement) for the preceding four quarters in excess of our principal and interest payments for the same four-quarter period. In the event that we fail to satisfy the minimum EBITDA requirement for two consecutive quarters, the credit agreement will be in default and the full amount of the notes outstanding will become due. On November 19, 2007 the Company entered into an agreement with Bluefin Capital, LLC to modify this financial covenant and to extend until June 30, 2008 (with a further extension to March 31, 2009 provided certain conditions are met by June 30 2008) the application of the EBITDA covenant in exchange for additional common stock of the Company and a price adjustment to the lenders outstanding warrants issued in connection with the loan agreement. As of December 31, 2008, we had outstanding borrowings of $9.5 million under the term note, and $3.8 million under the revolving credit note.

         In connection with the revolving credit and term loan agreement, we issued 1,500,000 shares of common stock to the lender for $0.001 per share, and issued 2,100,000 warrants for the purchase of common stock. The warrants were exercisable over a five-year period and 700,000 warrants were exercisable at $0.95 per share; 700,000 warrants were exercisable at $1.05 per share; and 700,000 warrants were exercisable at $1.14 per share. The relative fair value ($2,374,169, which includes a reduction for financing costs) of the equity issued with this debt facility was allocated to paid-in-capital and reflected as a debt discount to the face value of the term note. This discount was to be amortized over the term of the note and recognized as additional interest cost as amortized. Costs associated with the debt facility included debt fees, commitment fees, registration fees, and legal and professional fees of $486,000. The costs allocable to the debt instruments are reflected in other assets as deferred financing costs and are being amortized over the term of the notes.

         On November 19, 2007, we completed an amendment to the revolving credit and term loan agreement and issued an additional 250,000 shares of common stock to the lender for $0.001 per share. The exercisable price for 2,100,000 warrants issued for the purchase of common stock was amended to an exercise price of $0.75 per share. The new relative fair value ($2,402,936, which includes a reduction for financing costs) of the equity issued with this debt facility was allocated to paid-in-capital and reflected as a debt discount to the face value of the term note. This discount was to be amortized over the term of the note and recognized as additional interest cost as amortized.

         On April 3, 2008, we executed a further amendment to the existing revolving credit and term loan agreement with Bluefin Capital. The amendment provided for an amendment of the EBITDA and other financial covenants, and the redemption of the stock warrants previously issued to Bluefin Capital in exchange for the issuance of an additional note payable to Bluefin Capital for $1.0 million at an interest rate of 8.5%. We will record a reduction to equity and an increase to notes payable for the fair value of the warrants redeemed. The difference between the fair value of the warrants of $221,723 and the face value of the note will be accreted over the life of the note. The note will incur interest at 8.5% on the principal amount of $1.0 million and the quarterly accretion will also be reflected as interest expense. The additional note and all accrued interest under the note are due and payable on June 30, 2010.

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

         We have historically satisfied our working capital requirements primarily through cash flows generated from operations. As we continue to expand globally in response to the industry trend to outsource apparel manufacturing to offshore locations, our foreign customers, some of which are backed by U.S. brands and retailers, are increasing. Our revolving credit facility provides limited financing secured by our accounts receivable, and our current borrowing capability may not provide the level of financing we need to continue in or to expand into additional foreign markets. We are continuing to evaluate non-traditional financing of our foreign assets and equity transactions to provide capital needed to fund our expansion and operations.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at December 31, 2007 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                     Payments Due by Period
                             -------------------------------------------------------------------
                                            Less than        1-3           4-5          After
  Contractual Obligations       Total         1 Year        Years         Years        5 Years
--------------------------   -----------   -----------   -----------   -----------   -----------
Demand notes payable to
   to related parties (1)    $   213,100   $   213,100   $      --     $      --     $      --
Capital lease obligations    $   561,800   $   363,200   $   198,600   $      --     $      --
Operating leases .........   $ 1,244,700   $   576,600   $   668,100   $      --     $      --
Revolver & Term Note .....   $16,207,100   $ 1,159,700   $15,047,400   $      --     $      --
Other notes payable ......   $ 1,379,000   $   421,700   $   957,300   $      --     $      --
                             -----------   -----------   -----------   -----------   -----------
     Total Obligations ...   $19,605,700   $ 2,734,300   $16,871,400   $      --     $      --
                             ===========   ===========   ===========   ===========   ===========

----------
(1) The majority of notes payable to related parties are due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment, and include accrued interest payable through December 31, 2007.


         At December 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

         For a description of transactions to which we were or will be a party, and in which any director, executive officer, or shareholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest, see Item 13, "Certain Relationships and Related Transactions and Director Independence," of this Report.

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

         Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         o Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectibility of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. During the year ended December 31, 2007, bad debt expense was $0.2 million (with provisions of $0.2 million), net recoveries were $0.5 million (with provisions of $0.2 million) for the year ended December 31, 2006, and bad debt expense for the year ended December 31, 2005 was $12.5 million. The bad debt expense in 2005 was primarily associated with specific receivables from a former customer. The 2005 accounts with the customer were settled in early 2006 with the acceptance of a note receivable at a substantial discount and with the full write-off of the second customer accounts where most all collection efforts had failed. During 2006 accounts receivable delinquencies were substantially eliminated lowering the risk for additional material write-offs. The note receivable accepted from the former customer in early 2006 represents a continuing risk of collection and its performance is evaluated each quarter.

         o Inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market value and are all substantially finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead costs. Inventory is evaluated on a continual basis and reserve adjustments are made based on management's estimate of future sales value, if any, of specific inventory items. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. Provisions for reserves for inventory valuation for the years ended December 31, 2007, 2006 and 2005 and 2004, were $0.1 million, $0.6 million and $2.5 million, respectively. The increase in the provision during 2005 was primarily related to the remaining inventory we owned at our operations in Mexico. The closure of our manufacturing operations and from the exit of operations in Mexico as part of the 2005 restructuring plan substantially eliminates our acquisition or production of inventory that is not directly associated with a customer's order. Accordingly, the risk of future inventory obsolescence adjustments is substantially reduced in 2006. The provisions recorded in prior years are considered adequate to dispose of the remaining inventories without further adjustment.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"), which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. SFAS 157 applies to all accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. For fiscal years beginning after November 15, 2007, companies will be required to implement SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB did, however, provide a one-year deferral for the implementation of Statement 157 for other nonfinancial assets and liabilities. An exposure draft will be issued for comment in the near future on this partial deferral. Accordingly, we will adopt SFAS 157 for financial assets and liabilities commencing in the first quarter of 2008. We are currently assessing the potential impact of SFAS 157 on our consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS 159") . SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and, accordingly, we have adopted SFAS 159 in the first quarter of 2008. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

         In December 2007, the SEC issued SAB No. 110, CERTAIN ASSUMPTIONS USED IN VALUATION METHODS - EXPECTED TERM ("SAB 110"). According to SAB 110, under certain circumstances the SEC staff will continue to accept beyond December 31, 2007 the use of the simplified method in developing an estimate of expected term of share options that possess certain characteristics in accordance with SFAS 123(R) beyond December 31, 2007. We have adopted SAB 110 effective January 1, 2008 and continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how the acquiror of a business (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures in its financial statements the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and, accordingly, we will apply SFAS 141(R) for acquisitions effected subsequent to the date of adoption.

       In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS--AN AMENDMENT OF ACCOUNTING RESEARCH BULLETIN NO. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective beginning January 1, 2009. We are currently assessing the potential impact of SFAS 160 on our consolidated financial statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All of our sales are denominated in United States dollars or the currency of the country in which our products originate. We are exposed to market risk for fluctuations in the foreign currency exchange rates for certain product purchases that are denominated in Hong Kong dollars and Chinese Yuan. We do not intend to purchase additional contracts to hedge the exchange exposure for future product purchases. There were no hedging contracts outstanding as of December 31, 2007. Currency fluctuations can increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in United
States dollars in various bank accounts and we do not believe we have significant market risk exposure with regard to our investments. At December 31, 2007, the Revolving Credit Note of $3.8 million was subject to interest rate fluctuations. A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $38,000 on our variable rate borrowings.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm.............          36
Consolidated Balance Sheets.........................................          37
Consolidated Statements of Operations...............................          38
Consolidated Statements of Stockholders' Equity and Convertible
   Redeemable Preferred Stock.......................................          39
Consolidated Statements of Cash Flows...............................          40
Notes to Consolidated Financial Statements..........................          42

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Talon International, Inc.
Woodland Hills, California

We have audited the consolidated balance sheets of Talon International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and convertible redeemable preferred stock, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules of Talon International, Inc., listed in Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Talon International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements, taken as a whole, present fairly in all material respects the information set forth therein.

We were not engaged to examine management's assertion about the effectiveness of Talon International, Inc.'s internal control over financial reporting as of December 31, 2007 included in the accompanying Management's Report on Internal Control Over Financial Reporting and accordingly, we do not express an opinion thereon.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" on January 1, 2007.


/s/ Singer Lewak Greenbaum & Goldstein LLP
------------------------------------------
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California
April 11, 2008

                            TALON INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                   December 31,    December 31,
                                                       2007            2006
                                                   ------------    ------------

Assets
Current Assets:
   Cash and cash equivalents ...................   $  2,918,858    $  2,934,673
   Marketable Securities available for sale ....      1,040,000            --
   Accounts receivable .........................      3,504,351       4,664,766
   Note receivable .............................           --         1,378,491
   Inventories, net ............................      2,487,427       3,051,220
   Prepaid expenses and other current assets ...        945,566         541,034
                                                   ------------    ------------
Total current assets ...........................     10,896,202      12,570,184

Property and equipment, net ....................      5,210,446       5,623,040
Fixed Assets held for sale .....................        700,000         826,904
Note receivable, less current portion ..........           --         1,420,969
Due from related parties .......................        625,454         675,137
Other intangible assets, net ...................      4,110,751       4,139,625
Other assets ...................................        551,054         437,569
                                                   ------------    ------------
Total assets ...................................   $ 22,093,907    $ 25,693,428
                                                   ============    ============


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable .............................   $  6,603,929    $  4,006,241
  Accrued legal costs ..........................        498,846         427,917
  Other accrued expenses .......................      2,646,662       3,359,267
  Demand notes payable to related parties ......         85,176         664,970
  Current portion of capital lease obligations .        323,317         432,728
  Current portion of notes payable .............        299,108       1,107,207
  Current portion of secured convertible
     promissory notes ..........................           --        12,472,622
                                                   ------------    ------------
Total current liabilities ......................     10,457,038      22,470,952

Capital lease obligations, less current portion         189,705         474,733
Notes payable, less current portion ............        848,484       1,061,514
Revolver note payable ..........................      3,807,806            --
Term note payable, net of discount of
   $2,075,500 ..................................      7,424,573            --
Other long term liabilities ....................         83,651            --
Total liabilities ..............................     22,811,257      24,007,199
                                                   ------------    ------------

Commitments and contingencies (Note 13)

Stockholders' Equity:
   Preferred stock Series A, $0.001 par value;
      250,000 shares authorized; no
      shares issued or outstanding .............           --              --
   Common stock, $0.001 par value, 100,000,000
      shares authorized; 20,291,433 shares
      issued and outstanding at December 31,
      2007; 18,466,433 at December 31, 2006 ....         20,291          18,466
   Additional paid-in capital ..................     54,510,161      51,792,502
   Accumulated deficit .........................    (55,292,246)    (50,124,739)
   Accumulated other comprehensive income-
       foreign currency ........................         44,444            --
                                                   ------------    ------------
Total stockholders' equity (deficit) ...........       (717,350)      1,686,229
                                                   ------------    ------------

Total liabilities and stockholders' equity .....   $ 22,093,907    $ 25,693,428
                                                   ============    ============


                             See accompanying notes.

                            TALON INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Year Ended      Year Ended      Year Ended
                                              December 31,    December 31,    December 31,
                                                  2007            2006            2005
                                              ------------    ------------    ------------
Net sales .................................   $ 40,529,555    $ 48,825,002    $ 47,331,176
Cost of goods sold ........................     28,422,820      34,356,034      47,070,381
                                              ------------    ------------    ------------
Gross profit ..............................     12,106,735      14,468,968         260,795

Selling expenses ..........................      3,125,634       2,777,772       2,928,659
General and administrative expenses .......     10,877,374      10,872,887      16,098,363
Bad debt expense (recoveries) .............        186,753        (513,347)      5,857,946
Reserve for impairment of note
   receivable .............................      1,087,653            --              --
Restructuring charges .....................           --              --         2,474,281
                                              ------------    ------------    ------------
Total operating expenses ..................     15,277,414      13,137,312      27,359,249

Income(loss) from operations ..............     (3,170,679)      1,331,656     (27,098,454)
Interest expense, net .....................      1,680,079         988,453       1,379,786
                                              ------------    ------------    ------------

Income(loss) before income taxes ..........     (4,850,758)        343,203     (28,478,240)
Provision for income taxes ................         70,949          33,900       1,059,479
                                              ------------    ------------    ------------

Net income (loss) .........................   $ (4,921,707)   $    309,303    $(29,537,719)
                                              ============    ============    ============

Basic income(loss) per share ..............   $      (0.24)   $       0.02    $      (1.62)
                                              ============    ============    ============
Diluted income( loss) per share ...........   $      (0.24)   $       0.02    $      (1.62)
                                              ============    ============    ============


Basic weighted average shares outstanding .     20,155,563      18,377,484      18,225,851
                                              ============    ============    ============
Diluted weighted average shares outstanding     20,155,563      18,955,796      18,225,851
                                              ============    ============    ============


                             See accompanying notes.

                            TALON INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                     CONVERTIBLE REDEEMABLE PREFERRED STOCK
                  YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005


                                                                   Preferred Stock
                                       Common Stock                   Series A
                               ---------------------------  ----------------------------
                                  Shares         Amount         Shares         Amount
                               ------------   ------------   ------------   ------------

BALANCE, JANUARY 1, 2005 ...     18,171,301   $     18,173           --     $       --
   Common stock issued upon
     exercise of options and
     warrants ..............         69,744             68           --             --
   Net loss ................           --             --                            --
                               ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 2005 .     18,241,045         18,241           --             --
   Common stock issued for
     services ..............        225,388            225           --             --
Stock based compensation ...        362,120           --
   Net loss ................           --             --             --             --
                               ------------   ------------   ------------   ------------
BALANCE, DECEMBER 31, 2006 .     18,466,433         18,466           --             --
   Common stock issued upon
     exercise of options ...         75,000             75           --             --
   Common stock warrants
     issued in private
     placement transaction .      1,750,000          1,750           --             --
   Stock based compensation            --             --             --             --
   Other comprehensive
     income-foreign currency
     translation ...........           --             --             --             --
Adoption of Fin 48 .........           --             --             --             --
   Net loss ................           --             --             --             --

BALANCE, DECEMBER 31, 2007 .     20,291,433   $     20,291           --     $       --
                               ============   ============   ============   ============


                                Additional       Other          Retained
                                 Paid-In     Comprehensive      Earnings
                                 Capital         Income         (Deficit)        Total
                               ------------   ------------    ------------    ------------

BALANCE, JANUARY 1, 2005 ...   $ 51,073,402   $       --       (20,896,333)   $ 30,195,242
   Common stock issued upon
     exercise of options and
     warrants ..............        254,476           --              --           254,544
   Net loss ................           --             --       (29,537,709)    (29,537,70)
                               ------------   ------------    ------------    ------------
BALANCE, DECEMBER 31, 2005 .     51,327,878           --       (50,434,042)        912,077
   Common stock issued for
     services ..............        102,504           --              --           102,729
Stock based compensation ...                                          --           362,120
   Net loss ................           --             --           309,303         309,303
                               ------------   ------------    ------------    ------------
BALANCE, DECEMBER 31, 2006 .     51,792,502           --       (50,124,739)      1,686,229
   Common stock issued upon
     exercise of options ...         42,671           --              --            42,746
   Common stock warrants
     issued in private
     placement transaction .      2,429,988           --              --         2,431,738
   Stock based compensation         245,000           --              --           245,000
   Other comprehensive
     income-foreign currency
     translation ...........           --           44,444            --            44,444
Adoption of Fin 48 .........           --             --          (245,800)       (245,800)
   Net loss ................           --             --        (4,921,707)     (4,921,707)

BALANCE, DECEMBER 31, 2007 .   $ 54,510,161   $     44,444    $(55,292,246)   $   (717,350)
                               ============   ============    ============    ============


                              See accompanying note

                            TALON INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year Ended      Year Ended      Year Ended
                                                                  December 31,    December 31,    December 31,
                                                                      2007            2006            2005
                                                                  ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..........................................   $ (4,921,707)   $    309,303    $(29,537,709)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization ............................      1,168,434       1,523,225       1,931,990
     Amortization of deferred financing cost and debt discounts        736,042            --              --
     Decrease in deferred income taxes ........................           --              --         1,000,000
     Common stock and warrants issued for services ............           --            32,729            --
     Stock based compensation .................................        245,000         362,120
     Increase(decrease) in allowance for doubtful accounts ....       (935,501)     (1,117,500)      2,630,759
     Increase(decrease) in inventory valuation reserve ........        (68,988)     (6,064,000)        940,973
     Asset impairment .........................................        126,904            --              --
     Asset impairment due to restructuring ....................           --              --         2,343,531
     Impairment of goodwill ...................................           --              --           450,000
     Disposal of assets .......................................         58,076         129,179            --
   Changes in operating assets and liabilities:
     Accounts receivable ......................................      3,258,569       2,086,076      10,666,295
     Note receivable collections ..............................        596,491         640,539            --
     Inventories ..............................................        632,781       8,585,879       2,791,747
     Prepaid expenses and other current assets ................       (404,532)         77,543       1,880,443
     Other assets .............................................       (118,499)       (140,217)        314,998
     Accounts payable .........................................      2,070,784      (2,587,985)      2,986,302
     Accrued legal costs ......................................         70,929        (442,194)      2,113,197
     Other accrued expenses ...................................       (377,565)       (733,767)        671,348
     Repayment of notes payable converted from accounts payable           --          (867,297)           --
     Income taxes payable .....................................           --              (480)        (71,589)
                                                                  ------------    ------------    ------------
   Net cash provided by (used in) operating activities ........      2,137,218       1,793,153       1,112,285
                                                                  ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment ............................           --             2,500            --
   Acquisition of property and equipment ......................       (725,498)       (347,188)     (1,453,848)
                                                                  ------------    ------------    ------------
   Net cash used in investing activities ......................       (725,498)       (344,688)     (1,453,848)
                                                                  ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from secured convertible promissory notes .........           --           254,544
   Proceeds from exercise of stock options and warrants .......           --              --          (614,506)
   Payment of capital lease obligations .......................       (452,232)       (604,351)       (906,765)
   Payments on notes payable ..................................           --          (186,838)     (1,574,975)
   Repayment of notes payable .................................     (1,187,882)           --              --
   Repayment of related party note payable ....................       (579,794)           --              --
   Proceeds from revolver credit facility .....................      4,307,806            --              --
   Proceeds from stock options and warrants ...................         42,746            --              --
   Proceeds from term note ....................................      7,041,852            --              --
   Proceeds from note .........................................        166,753            --              --
   Proceeds from related party note ...........................        125,000            --              --
   Payment of financing term note .............................       (449,840)           --              --
   Proceeds for equity financing, net of offering costs .......      2,463,017            --              --
   Proceeds from cost-equity financing ........................         89,868            --              --
   Repayment of revolver ......................................       (500,000)           --              --
   Repayment of convertible note ..............................    (12,500,000)           --              --
                                                                  ------------    ------------    ------------
   Net cash (used in) provided by financing activities ........     (1,432,706)       (791,189)     (2,841,702)
                                                                  ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents ..........        (20,986)        657,276      (3,183,265)
Net effect of foreign currency exchange translation on cash ...          5,171            --              --
                                                                  ------------    ------------    ------------
Cash and cash equivalents, beginning of year ..................      2,934,673       2,277,397       5,460,662
                                                                  ------------    ------------    ------------
Cash and cash equivalents, end of year ........................   $  2,918,858    $  2,934,673    $  2,277,397
                                                                  ============    ============    ============


                             See accompanying notes.

TALON INTERNATIONAL, INC.                                           Year Ended      Year Ended      Year Ended
Consolidated Statements of Cash Flows                              December 31,    December 31,    December 31,
                                                                       2007            2006            2005
                                                                   ------------    ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash received (paid) during the year for:
     Interest paid .............................................   $ (1,166,333)   $   (975,609)   $ (1,264,539)
     Interest received .........................................   $    182,263    $    320,232    $     42,516
     Income taxes paid .........................................   $    (90,530)   $    (33,900)   $    (64,064)
     Income taxes received .....................................   $       --      $       --      $     39,571
   Non-cash financing activity:
     Capital lease obligation ..................................   $     57,793    $     64,432    $    273,376
     Deferred financing cost ...................................   $    217,302    $       --      $       --
     Effect of foreign currency translation on net assets ......   $     10,728    $       --      $       --
     Accounts receivable, net converted to notes receivable ....   $       --      $       --      $  3,440,000
     Trade payable & accrued legal, converted to notes payable..   $       --      $  1,775,000    $       --


                             See accompanying notes.

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

         Talon International, Inc. (the "Company") is an apparel company that specializes in the distribution of trim items to manufacturers of fashion apparel, specialty retailers and mass merchandisers. The Company acts as a full service outsourced trim management department for manufacturers, a specified supplier of trim items to owners of specific brands, brand licensees and retailers, a manufacturer and distributor of zippers under the TALON brand name and a distributor of stretch waistbands that utilize licensed patented technology under the TEKFIT brand name.

ORGANIZATION AND BASIS OF PRESENTATION

         Talon International, Inc. is the parent holding company of Tag-It, Inc., a California corporation, Tag-It Pacific (HK) Ltd., a BVI corporation, Tag-It de Mexico, S.A. de C.V., A.G.S. Stationery, Inc., a California corporation (collectively, the "Subsidiaries"), all of which were consolidated under a parent limited liability company on October 17, 1997 and became wholly-owned subsidiaries of the Company immediately prior to the effective date of the Company's initial public offering in January 1998. Immediately prior to the initial public offering, the outstanding membership units of Tag-It Pacific LLC were converted to 2,470,001 shares of common stock of the Company. In January 2000, the Company formed Tag-It Pacific Limited, a Hong Kong corporation, and in April 2000, the Company formed Talon International, Inc., a Delaware corporation. During 2006 we formed two wholly owned subsidiaries of Tag-It Pacific, Inc.; Talon Zipper (Shenzhen) Company Ltd. in China, and Talon International Pvt. Ltd., in India. All newly formed corporations are 100% wholly-owned Subsidiaries of Talon International, Inc. Logistica en Avios, S.A. de C.V. was an affiliated entity over which the Company exercised control, and as such, is accounted for in the same manner as a wholly-owned subsidiary.

         On July 20, 2007, the Company changed its corporate name from Tag-It Pacific, Inc. to Talon International, Inc.

         All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders' equity, if material, and transaction gains and losses, if any, are recorded in the consolidated statement of income in the period incurred. During 2007, 2006 and 2005, foreign currency translation and transaction gains and losses were not material. The Company does not engage in hedging activities with respect to exchange rate risk.

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

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company had approximately $2.7 million and $2.9 million at financial institutions in excess of federally insured limits at December 31, 2007 and 2006.

MARKETABLE SECURITIES

         The portfolio of marketable securities is stated at the lower of cost or market at the balance sheet date and consists of common stocks. The Company accounts for its investments, which are all available for sales securities, under the provisions of Statement of Financial Accounting Standards ( "SFAS" ) 115, "Accounting for Certain Investments in Debt and Securities". Realized gains or losses are determined on the specific identification method and are reflected in income. Unrealized losses are recorded directly in other comprehensive income except those unrealized losses that are deemed to be other than temporary, which losses are reflected in income. See Note 2 of the Consolidated Financial Statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         We are required to make judgments as to the collectibility of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. We record these allowances based on estimates related to the following factors: (i) customer specific allowances;
(ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified. See Note 3 of the Consolidated Financial Statements.

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

         Inventories consist of the following:
                                                      Year Ended December 31,
                                                 -------------------------------
                                                    2007                 2006
                                                 ----------           ----------

Finished goods .......................           $3,506,439           $4,293,220
Less reserves ........................            1,019,012            1,242,000
                                                 ----------           ----------
Total inventories ....................           $2,487,427           $3,051,220
                                                 ==========           ==========

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Dies, and molds            3 months to 1 years

         Idle equipment             5 to 10 years


         Property and equipment consist of the following:

                                                       Year Ended December 31,
                                                     ---------------------------
                                                         2007            2006
                                                     -----------     -----------

Furniture and fixtures .........................     $   600,491     $   582,832
Machinery and equipment ........................       1,694,921       1,682,296
Computer equipment .............................       4,137,834       3,422,058
Leasehold improvements .........................         248,129         214,807
Dies, and molds ................................         106,273         106,273
Idle equipment .................................       4,198,880       4,434,980
                                                     -----------     -----------

                                                      10,986,528      10,443,246
Accumulated depreciation and amortization ......       5,776,082       4,820,206
                                                     -----------     -----------

Net property and equipment .....................     $ 5,210,446     $ 5,623,040
                                                     ===========     ===========


         Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $1,136,000, $1,090,000, and $1,499,000, respectively.

         During the year ended December 31, 2007, the Company wrote-off fixed assets with a net book of value of $54,000 related to scrap dies and molds. During the year ended December 31, 2005, the Company wrote-off fixed assets with a net book value of $2,036,000 in connection with the 2005 restructuring plan.

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

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company has evaluated the idle equipment for impairment and has determined that an impairment does not exist at December 31, 2007. If future events occur that adversely affect the idle equipment the Company will record an impairment.

         Fixed assets held for sale consists of the North Carolina land and manufacturing facility. Management has the authority and has committed to sell the asset; the asset is listed for sale with a commercial real estate agent who is actively marketing the property; the sale of the asset is probable and the sale is expected to be completed within one year. See Note 11, "2005 Restructuring Plan". This asset held for sale is financed by a mortgage note with a balance of $690,000 at December 31, 2007 and $713,000 at December 31, 2006.

OTHER INTANGIBLE ASSETS

         Intangible assets consist of tradename and exclusive license and intellectual property rights. Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, which average 5 years, to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

         At December 31, 2007, the Company evaluated its Other Intangible Assets and determined that there was no impairment of these assets and made no changes to the net carrying amount of Tradename for the years ended December 31, 2007 and 2006. Amortization expense related to exclusive license and intellectual property rights of $115,500 were recorded for each of the years ended December 31, 2006 and 2005. During the first quarter of 2007, the exclusive license and intellectual property became fully amortized. For the year ended December 31, 2007, amortization expense of $29,000 was recorded.

         Other intangible assets as of December 31, 2007 and 2006 are as follows:

                                                      Year Ended December 31,
                                                   ----------------------------
                                                       2007             2006
                                                   -----------      -----------

Other Intangible Assets:
  Tradename ..................................     $ 4,110,750      $ 4,110,750
  Accumulated amortization ...................            --               --
                                                   -----------      -----------
      Tradename, net .........................       4,110,750        4,110,750

  Exclusive license and intellectual
     property rights .........................         577,500          577,500
  Accumulated amortization ...................        (577,500)        (548,625)
                                                   -----------      -----------
      Exclusive license and intellectual
         property rights, net ................               0           28,875
                                                   -----------      -----------
  Other intangible assets, net ...............     $ 4,110,750      $ 4,139,625
                                                   ===========      ===========


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

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          During the year ended December 31, 2007, the Company recorded an impairment on the building held for sale of $127,000 reducing the carrying value of the building to $700,000. No impairment was recorded in 2006. During the year ended December 31, 2005, the Company recorded asset impairment charges in connection with its 2005 Restructuring Plan (See Note 11).

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

         On January 1, 2007 the Company adopted the provisions of Financial Accounting Standard Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with income tax liabilities.

         As a result of the implementation of FIN 48, the Company recognized an increase in liabilities for unrecognized tax benefits of approximately $246,000, which was accounted for as an increase in the January 1, 2007 accumulated deficit.

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company's financial statements as of and for the years ended December 31, 2006 and 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There was no stock-based compensation expense related to employee or director stock options recognized during the year ended December 31, 2005. Options issued to consultants are accounted for in accordance with the provisions of Emerging Issues Task Force (EITF) No. 96-18, "Accounting for Equity Instruments That Are Issued to Others Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

         As a result of adopting SFAS 123(R) on January 1, 2006, the Company's income before income taxes and net income for the year ended December 31, 2007 and 2006 are $245,000 and $395,000, respectively, lower than if it had continued to account for share-based compensation under APB Opinion 25.

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

                                                                       2005
                                                                   ------------
Net loss as reported .......................................       $(29,537,709)
Add:  Stock-based employee compensation expense
     included in reported net income, net of
     related tax effects ...................................               --

Deduct:  Total stock-based employee compensation
     expense determined under fair value method
     for all awards, net of related tax effects ............           (221,167)
                                                                   ------------

Pro forma net loss .........................................       $(29,758,876)
                                                                   ============

Loss per share:
     Basic - as reported ...................................       $      (1.62)
     Basic - pro forma .....................................       $      (1.63)

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Statements of Operations. Stock-based compensation expense recognized in the Statements of Operations for the years ended December 31, 2006 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1 of the applicable year based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123(R) and compensation expense for the share-based payment awards granted subsequent to January 1 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided. As stock-based compensation expense recognized in the Statements of Operations for 2006 and 2007 is based on awards expected to vest, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the years ended December 31, 2006 and 2007, expected forfeitures are immaterial and as such the Company is recognizing forfeitures as they occur. In the pro-forma information provided under SFAS 123(R) for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

         Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion 25. Under the intrinsic value method, the Company recognized share-based compensation equal to the award's intrinsic value at the time of grant over the requisite service periods using the straight-line method. Forfeitures were recognized as incurred. During the year ended December, 31, 2005, there was no stock-based compensation expense recognized in the Statements of Operations for awards issued to employees and directors as the awards had no intrinsic value at the time of grant because their exercise prices equaled the fair values of the common stock at the time of grant.

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

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Included in comprehensive income for the year ended December 31, 2007 are unrealized gains in foreign currency translation gain of $44,000. The foreign currency translation adjustment represents the net currency translation adjustment gains and losses related to our China and India subsidiaries, There were no material other comprehensive income items for the years ended December 31, 2007 and 2006.

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

RECLASSIFICATION

         Certain reclassifications have been made to the prior year financial statements to conform to 2007 presentation.

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

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         INTEREST EXPENSE AND INTEREST INCOME - Interest expense reflects the cost of borrowing and amortization of deferred financing costs and discounts. Interest expense for the years ended December 31, 2007, 2006 and 2005 was $1,922,000, $1,357,000 and $1,446,000, respectively. Interest income of
$242,000,  $368,000 and $66,000 for the years ended December 31, 2007,  2006 and
2005, respectively, consists of earnings from outstanding amounts due to the Company under notes and other interest bearing receivables.

SHIPPING AND HANDLING COSTS

         In accordance with Emerging Issues Task Force 00-10, Accounting for Shipping and Handling Fees and Costs, the Company records shipping and handling costs billed to customers as a component of revenue, and shipping and handling costs incurred by the Company for outbound freight are recorded as a component of cost of sales. Total shipping and handling costs included as a component of revenue for the years ended December 31, 2007, 2006 and 2005 amounted to $235,000, $146,000, and $98,000, respectively. Total shipping and handling costs included as a component of cost of sales for each of these years amounted to $1,105,000, $691,000, and $925,000.

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

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ACCOUNTING PRONOUNCEMENTS

         In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"), which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. SFAS 157 applies to all accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. For fiscal years beginning after November 15, 2007, companies will be required to implement SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB did, however, provide a one-year deferral for the implementation of Statement 157 for other nonfinancial assets and liabilities. An exposure draft will be issued for comment in the near future on this partial deferral. Accordingly, we will adopt SFAS 157 for financial assets and liabilities commencing in the first quarter of 2008. We are currently assessing the potential impact of SFAS 157 on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS 159") . SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and, accordingly, we will adopt SFAS 159 in the first quarter of 2008. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

         In December 2007, the SEC issued SAB No. 110, CERTAIN ASSUMPTIONS USED IN VALUATION METHODS - EXPECTED TERM ("SAB 110"). According to SAB 110, under certain circumstances the SEC staff will continue to accept beyond December 31, 2007 the use of the simplified method in developing an estimate of expected term of share options that possess certain characteristics in accordance with SFAS 123(R) beyond December 31, 2007. We will adopt SAB 110 effective January 1, 2008 and continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how the acquiror of a business (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures in its financial statements the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and, accordingly, we will apply SFAS 141(R) for acquisitions effected subsequent to the date of adoption.

         In  December  2007,  the  FASB  issued  SFAS  No.  160,  NONCONTROLLING
INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS--AN AMENDMENT OF ACCOUNTING RESEARCH BULLETIN NO. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective beginning January 1, 2009. We are currently assessing the potential impact of SFAS 160 on our consolidated financial statements.

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--MARKETABLE SECURITIES

         On December 31, 2007, the Company obtained 2,000,000 shares of unrestricted common stock with a value of $1,040,000 in exchange for the Azteca Note Receivable discussed in Note 3. Pursuant to restrictions on the sale of these shares on the open market, the Company is limited to selling no more than 10,000 shares per day unless the Company sells the shares through a private sale. The portfolio of marketable securities is stated at the lower of cost or market at the balance sheet date and consists of common stocks. No realized or unrealized gains or losses were recognized during the year ended December 31, 2007. The value of the common stock on April 10, 2008 had decreased $340,000 to $700,000.

NOTE 3--ACCOUNTS AND NOTE RECEIVABLE

         At December 31, 2006 a note receivable from Azteca Productions International, Inc. ("Azteca") was outstanding in the amount of $2,799,460. The note was a receivable to be paid in monthly installments over thirty-one months beginning March 1, 2006. The payments were $50,000 per month for the first 5 months, and then ranged from $133,000-$267,000 per month until paid in full, but no later than July 1, 2008.

         Azteca failed to make the scheduled note payments due on July 1, 2007, and all subsequent periods thereafter, triggering a default and exhausting all cure periods under the note, resulting in the entire note balance being due and payable. On September 10, 2007 after meeting with and conducting extensive discussions with Azteca, Azteca failed to provide to the Company certain security interests as required under the note to make the scheduled note payments and Azteca further expressed its belief that it would be unable to make any note payments in the foreseeable future. As a result, in September 2007, the Company reflected a charge of $2,127,653 to fully reserve the outstanding balance from Azteca. In December 2007, an agreement was reached whereby Azteca delivered shares of common stock in lieu of the note receivable. In December 2007, the Company reversed part of the impairment recorded in September 2007 and reflected income of $1,040,000.

         Accounts receivable are included on the accompanying consolidated balance sheet net of an allowance for doubtful accounts. The total allowance for doubtful accounts at December 31, 2007 and 2006 was $140,420 and$71,500, respectively.

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--DEMAND NOTES PAYABLE TO RELATED PARTIES

         Demand notes payable to related parties consist of the following:

                                                                  Year Ended
                                                                 December 31,
                                                             -------------------
                                                               2007       2006
                                                             --------   --------

Two notes payable issued from 1995-1998 to parties
   related to or affiliated with directors of the
   Company with  interest rates ranging from 0% to
   10% per annum, due and payable on the fifteenth day
   following delivery of written demand for payment ......   $ 85,176   $ 85,176

Convertible secured note payable issued in October 2000
   to a director of the Company bears interest at 11%,
   payable quarterly, is due on demand and convertible
   into common stock at the election of the holder at
   a rate of $4.50 per share, the market value of the
   Company's common stock on the date of approval by
   the Company's Board of Directors. The note is secured
   by substantially all of the Company's assets ..........       --      500,000

Unsecured notes payable to a director of the Company
   accrue interest at 7% and 8.5% per annum, principal
   and interest due on demand and fifteen days from demand       --       79,795
                                                             --------   --------

                                                             $ 85,176   $664,971
                                                             ========   ========

         Interest expense related to the demand notes payable to related parties for the years ended December 31, 2007, 2006 and 2005 amounted to $30,568, $67,753 and $67,753, respectively. Included in accrued expenses at December 31, 2007 and 2006 was $127,915 and $515,738 of related accrued interest. Interest paid on the demand notes during the year ended December 31, 2007 was $518,546. There was no interest paid on the demand notes during the year ended December 31, 2006.

NOTE 5--CAPITAL LEASE OBLIGATIONS

         The Company financed equipment purchases through various capital lease obligations expiring through March 2010. These obligations bear interest at various rates ranging from 4.6% to 12% per annum. Future minimum annual payments under these capital lease obligations are as follows:

YEARS ENDING DECEMBER 31,                                               Amount
                                                                      ---------

2008 ......................................................           $ 363,200
2009 ......................................................             196,222
2010 ......................................................               2,378
2011 ......................................................                --
2012 and thereafter .......................................                --
                                                                      ---------

Total payments ............................................             561,800

Less amount representing interest .........................             (48,778)
                                                                      ---------

Balance at December 31, 2007 ..............................             513,022

Less current portion ......................................             323,317
                                                                      ---------

Long-term portion .........................................           $ 189,705
                                                                      =========

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At December 31, 2007, total property and equipment under capital lease obligations and related accumulated depreciation was $3,533,154 and $1,635,697, respectively. At December 31, 2006, total property and equipment under capital lease obligations and related accumulated depreciation was $3,533,154 and $1,178,469, respectively.

NOTE 6--NOTES PAYABLE

         Notes payable consist of the following:

                                                         Year Ended December 31,
                                                         -----------------------
                                                            2007         2006
                                                         ----------   ----------
$765,000 note payable to First National Bank dated
   June 3, 2004; interest at 6.5%; payable in
   eighty-four monthly payments of principal and
   interest of $5,746 beginning July 2004;
   twenty-year amortization, all unpaid principal
   and interest due June 3, 2011 (seven years);
   secured by building in North Carolina .............   $  689,651   $  712,950

$880,000 note payable to First National Bank dated
   November 22, 2004; interest at 6.5%; payable in
   sixty monthly payments of principal and interest
   of $17,254 beginning December 2004; all unpaid
   principal and interest due November 22, 2009;
   secured by manufacturing equipment ................      371,863      548,068

$1,650,000 note payable to Hennigan, Bennett &
   Dorman, LLP dated May 31, 2006; interest at 3.0%;
   payable in fourteen monthly payments of principal
   and interest beginning June 2006, of $50,000 for
   the first two payments, and $133,333 for the
   next twelve months thereafter until July 1, 2007;
   secured by the note receivable ....................         --        907,703

$180,000 note payable to Next Trim, LLC dated
   January 22, 2007; interest at 6.5%; payable in
   twenty-four monthly payments of principal and
   interest beginning January 2007, of $7,500 until
   December 2008 .....................................       86,078         --
                                                         ----------   ----------
      Notes Payable ..................................    1,147,592    2,168,721
      Less Current portion ...........................      299,108    1,107,207
                                                         ----------   ----------

Notes payable, net of current portion ................   $  848,484   $1,061,514
                                                         ==========   ==========


         Future minimum annual payments under these notes payable obligations are as follows:

YEARS ENDING DECEMBER 31,                                               Amount
                                                                      ----------

2008 ..................................................               $  299,108
2009 ..................................................                  210,218
2010 ..................................................                   28,301
2011 ..................................................                  609,965
2012 and thereafter ...................................                     --
                                                                      ----------

Total .................................................               $1,147,592
                                                                      ==========

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7--DEBT FACILITY

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

         Under the terms of the credit agreement the Company is required to meet certain cash flow and coverage ratios, among other restrictions including a restriction from declaring or paying a dividend prior to repayment of all the obligations. The financial covenants require the Company to maintain at the end of each fiscal quarter "EBITDA" (as defined in the Agreement) for the preceding four quarters in excess of the Company's principal and interest payments for the same four-quarter period. In the event that the Company fails to satisfy the minimum EBITDA requirement for two consecutive quarters, the credit agreement will be in default and the full amount of the notes outstanding will become due. For the period ended September 30, 2007 the Company believes that this EBITDA covenant was satisfied, but also informed the lender that the Company may fail to satisfy the EBITDA covenant for the quarters ending December 31, 2007 or March 31, 2008. The Company requested the lender to amend the loan agreement to allow for additional time to satisfy the covenant. On November 19, 2007 the Company entered into an agreement with Bluefin Capital, LLC to modify this financial covenant and to extend until June 30, 2008 (with a further extension to March 31, 2009 provided certain conditions are met by June 30 2008) the application of the EBITDA covenant in exchange for additional common stock of the Company and a price adjustment to the lenders outstanding warrants issued in connection with the loan agreement.

         At closing on June 27, 2007, the proceeds of the term loan in the amount of $9.5 million were deposited into a restricted cash escrow account and $3.0 million of the borrowings available under the revolving credit note were reserved and held for payment of the Company's $12.5 million convertible promissory notes maturing in November 2007. During July 2007 waivers were obtained from all holders of the convertible promissory notes allowing for early payment of their notes without penalty, and as of July 31, 2007 all of the note holders had been paid in full. At closing the Company also borrowed $1,004,306 under the revolving credit note and used the proceeds to pay the related party note payable and accrued interest due to Mark Dyne, Chairman of the Board of the Company. Additionally initial borrowings under the revolving credit note were used to pay the loan and legal fees due at closing. As of September 30, 2007 the Company had borrowed $9.5 million under the term note, and $3,807,806 under the revolving credit note.

         In connection with the Revolving Credit and Term Loan Agreement, the Company issued 1,500,000 shares of common stock to the lender for $0.001 per share, and issued 2,100,000 warrants for the purchase of common stock. The warrants were exercisable over a five-year period and 700,000 warrants were exercisable at $0.95 per share; 700,000 warrants were exercisable at $1.05 per share; and 700,000 warrants were exercisable at $1.14 per share. The relative fair value ($2,374,169, which includes a reduction for financing costs) issued with this debt facility was allocated to paid-in-capital and reflected as a debt discount to the face value of the term note. This discount was to be amortized over the term of the note and recognized as additional interest cost as amortized. Costs associated with the debt facility included debt fees, commitment fees, registration fees, and legal and professional fees of $486,000. The costs allocable to the debt instruments are reflected in other assets as deferred financing costs and are being amortized over the term of the notes.

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        On November 19, 2007, the Company completed an amendment on its debt facility and issued an additional 250,000 shares of common stock to the lender for $0.001 per share. The exercisable price for 2,100,000 warrants issued for the purchase of common stock was amended to an issuable price of $0.75 per share. The new relative fair value ($2,402,936, which includes a reduction for financing costs) of the equity issued with this debt facility was allocated to paid-in-capital and reflected as a debt discount to the face value of the term note. This discount was to be amortized over the term of the note and recognized as additional interest cost as amortized. If the Company does not meet a requirement to register the common shares and warrants by May 15, 2008, the Company will incur a penalty of $1,000 per day up to a maximum of $700,000.

         On April 3, 2008 the Company executed an amendment to the existing revolving credit and term loan agreement with Bluefin Capital. The amendment provided for an amendment of the EBITDA and other financial covenants, and the redemption of the stock warrants previously issued to Bluefin Capital in exchange for the issuance of an additional note payable to Bluefin Capital for $1.0 million at an interest rate of 8.5%. The Company will record a reduction to equity and an increase to notes payable for the fair value of the warrants redeemed. The difference between the fair value of the warrants of $221,723 and the face value of the note will be accreted over the life of the note. The note will incur interest at 8.5% on the principal amount of $1.0 million and the quarterly accretion will also be reflected as interest expense. The additional note and all accrued interest under the note are due and payable on June 30, 2010.

         Interest expense related to the Revolving Credit and Term Loan Agreement for the year ended December 31, 2007 was $1,008,520, which includes $461,102 in amortization of discounts and deferred financing costs.

NOTE 8--STOCKHOLDERS' EQUITY AND CONVERTIBLE REDEEMABLE PREFERRED STOCK

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

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EXCLUSIVE LICENSE AND INTELLECTUAL PROPERTY RIGHTS AGREEMENT

         On April 2, 2002, the Company entered into an Exclusive License and Intellectual Property Rights Agreement (the "Agreement") with Pro-Fit Holdings Limited ("Pro-Fit"). The Agreement gives the Company the exclusive rights to sell or sublicense waistbands manufactured under patented technology developed by Pro-Fit for garments manufactured anywhere in the world for the United States market and all United States brands. In accordance with the Agreement, the Company issued 150,000 shares of its common stock which were recorded at the market value of the stock on the date of the Agreement. The shares contain restrictions related to the transfer of the shares and registration rights. The Agreement has an indefinite term that extends for the duration of the trade secrets licensed under the Agreement. The Company has recorded an intangible asset amounting to $577,500, which was fully amortized by the year ended December 31, 2007. The Company is currently in litigation with this supplier (See Notes 1 and 13).

NOTE 9--STOCK OPTION INCENTIVE PLAN AND WARRANTS

STOCK OPTION INCENTIVE PLAN

         On July 31, 2007, at the Company's annual meeting of stockholders, the 2007 Stock Plan was approved which replaced the 1997 Stock Plan. The 2007 Stock Plan authorizes up to 2,600,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. At December 31, 2007 no awards under the 2007 Stock Plan had been granted.

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

         The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company's stock on the date of the grant for years prior to 2006, and for the years ending after 2006, the average market price of the Company's stock for the five trading days prior to the date of the grant; those option awards generally vest over periods determined by the Board from immediate to 4 years of continuous service, and have 10 year contractual terms.

         The following table summarizes all options issued to employees and directors including those issued outside the plan.

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes the activity for the periods:

                                                                       Weighted
                                                                        Average
                                                     Number of         Exercise
EMPLOYEE AND DIRECTOR                                 Shares             Price
                                                    ----------        ----------

Options outstanding - January 1, 2005 .......        1,742,000        $     3.53
     Granted ................................          425,000        $     3.22
     Exercised ..............................           (1,250)       $     3.63
     Canceled ...............................         (332,750)       $     3.50
                                                    ----------        ----------
Options outstanding - December 31, 2005 .....        1,833,000        $     3.46
     Granted ................................        3,471,135        $     0.31
     Canceled ...............................         (301,500)       $     3.56
                                                    ----------        ----------
Options outstanding - December 31, 2006 .....        5,002,635        $     1.41
     Granted ................................           46,600        $     1.02
     Exercised ..............................          (75,000)       $     0.57
     Canceled ...............................         (376,000)       $     0.76
                                                    ----------        ----------
Options outstanding - December 31, 2007 .....        4,598,235        $     1.46
                                                    ==========        ==========


      The Company has also issued certain warrants and options to non-employees. As of December 31, 2007, there were warrants issued to acquire a total of 3,163,813 shares of common stock, outstanding to non-employees. During 2007 the Company issued 1,750,000 shares of stock to its lender with a fair market value of $1,637,500.

         The following table summarizes the activity for the periods:

                                                                       Weighted
                                                                        Average
                                                        Number of      Exercise
NON-EMPLOYEES                                            Shares          Price
                                                       ----------     ----------
Options & warrants outstanding - January 1, 2005 ..     1,578,973     $     4.35
     Granted ......................................          --       $     --
     Exercised ....................................       (68,494)    $     3.65
     Canceled .....................................      (133,332)    $     4.54
                                                       ----------     ----------
Options & warrants outstanding - December 31, 2005      1,377,147     $     4.36
     Granted ......................................        75,000     $     0.57
     Exercised ....................................          --       $     --
     Canceled .....................................      (133,334)    $     4.54
                                                       ----------     ----------
Options & warrants outstanding - December 31, 2006      1,318,813     $     4.13
     Granted ......................................     2,100,000     $     0.75
     Canceled .....................................      (180,000)    $     3.63
                                                       ----------     ----------
Options & warrants outstanding - December 31, 2007      3,238,813     $     2.00
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

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

107. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of the grant.

                                                  2007        2006        2005
                                                -------     -------     -------
Expected volatility ........................         64%         65%         64%
Expected term in years .....................    6.1 yrs     6.1 yrs     1.2 yrs
Expected dividends .........................       --          --          --
Risk-free rate .............................        4.8%        4.5%        2.0%


         A summary of the option activity under the 1997 Plan as of December 31, 2007, and changes during the year then ended is as follows:

                                                                      Weighted
                                                        Weighted       Average
                                                         Average      Remaining
                                         Number of      Exercise     Contractual      Intrinsic
EMPLOYEE AND DIRECTOR                     Shares         Price       Life (Years)       Value
                                       ------------   ------------   ------------   ------------
Outstanding at December 31, 2007 ...      7,837,048   $       1.74           5.44   $     75,405
Vested and Expected to Vest ........      7,783,316   $       1.75           5.42   $     74,176
Exercisable ........................      6,608,782   $       1.95           4.91   $     53,128


         The weighted average grant-date fair value of options granted to employees and directors during the years ended December 31, 2007 and 2006 were $0.33 and $0.31, respectively. The total intrinsic value of options exercised during the year ended December 31, 2005 was $1,700. There were no options exercised in 2007 and 2006.

                                                                      Weighted
                                                        Weighted       Average
                                                         Average      Remaining
                                         Number of      Exercise     Contractual      Intrinsic
NON-EMPLOYEE OPTIONS & WARRANTS           Shares         Price       Life (Years)       Value
                                       ------------   ------------   ------------   ------------
Outstanding at December 31, 2007 ...      3,163,813   $       1.99            4.5   $     31,638
Vested and Expected to Vest ........      3,163,813   $       1.99            4.5   $     31,638
Exercisable ........................      3,163,813   $       1.99            4.5   $     31,638

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The weighted average grant-date fair value of options and warrants granted to non-employees during the years ended December 31, 2007 and 2006 was $0.75 and $0.57, respectively. There were no grants in 2005. The total intrinsic value of options and warrants exercised during the years ended December 31, 2007 and 2005 was $21,000 and $91,000, respectively. There were no options exercised in 2006. The fair value of the awards approximates the values expensed for pro-forma purposes for these periods.

         As of December 31, 2007, there was $398,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted, including warrants. This cost is expected to be recognized over the weighted-average period of 2.0 years. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $245,000, $236,000,
and $217,000, respectively.

         When options are exercised, the Company's policy is to issue previously registered, unissued shares of common stock. As of December 31, 2006, the Company had 2,321,977 unissued shares of common stock available in its 1997 Plan. On July 31, 2007, at the Company's annual meeting of stockholders, the 2007 Stock Plan was approved, which authorizes up to 2,600,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. The 2007 Plan shares have not yet been registered.

NOTE 10--INCOME (LOSS) PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations:

                                    December 31, 2007                             December 31, 2006
                       -------------------------------------------    ------------------------------------------
Years ended:               Loss          Shares        Per Share         Income        Shares        Per Share
                        (Numerator)   (Denominator)      Amount        (Numerator)  (Denominator)      Amount
                       ------------    ------------   ------------    ------------   ------------   ------------
Basic income (loss):
    Income (loss)
    available
    to common
    stockholders ...   $ (4,921,707)     20,155,563   $      (0.24)   $    309,303     18,377,484   $       0.02

Effect of dilutive
securities:
    Options ........           --              --             --              --          578,312   $       0.00
    Warrants .......           --              --             --              --             --             --
                       ------------    ------------   ------------    ------------   ------------   ------------
Income (loss)
available to common
stockholders .......   $ (4,921,707)     20,155,563   $      (0.24)   $    309,303     18,955,796   $       0.02
                       ============    ============   ============    ============   ============   ============


                                    December 31, 2005
                       -------------------------------------------
Years ended:               Loss          Shares         Per Share
                        (Numerator)   (Denominator)      Amount
                       ------------    ------------   ------------
Basic income (loss):
    Income (loss)
    available
    to common
    stockholders ...   $(29,537,709)     18,225,851   $      (1.62)

Effect of dilutive
securities:
    Options ........           --              --             --
    Warrants .......           --              --             --
                       ------------    ------------   ------------
Income (loss)
available to common
stockholders .......   $(29,537,709)     18,225,851   $      (1.62)
                       ============    ============   ============


         Warrants to purchase 3,163,813 shares of common stock at between $0.75 and $5.06 and options to purchase 4,653,235 shares of common stock at between $0.37 and $5.23, per share were outstanding for the year ended December 31, 2007, but were not included in the computation of diluted loss per share because the effect of exercise or conversion would have an antidilutive effect on loss per share.

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

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 11--2005 RESTRUCTURING PLAN

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

         Cost of goods sold .....................       $3,447,000
         Operating expenses:
            General & administrative expenses ...          450,000
            Restructuring charges ...............        2,474,000
                                                        ----------
         Total restructuring costs ..............       $6,371,000
                                                        ==========

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12--INCOME TAXES

         The components of the provision (benefit) for income taxes included in the consolidated statements of operations are as follows:

                                              Year Ended December 31,
                                  ----------------------------------------------
                                     2007              2006              2005
                                  ----------        ----------        ----------
Current:
     Federal .............        $     --          $   29,900        $   55,479
     State ...............             4,360             4,000             4,000
     Foreign .............            66,589              --                --
                                  ----------        ----------        ----------
                                      70,949            33,900            59,479
Deferred:
     Federal .............              --                --             850,000
     State ...............              --                --             150,000
                                  ----------        ----------        ----------
                                        --                --           1,000,000
                                  ----------        ----------        ----------
                                  $   70,949        $   33,900        $1,059,479
                                  ==========        ==========        ==========

         A reconciliation of the statutory Federal income tax rate with the Company's effective income tax rate is as follows:

                                                     Year Ended December 31,
                                                  ----------------------------
                                                   2007       2006       2005
                                                  ------     ------     ------
Current:
    Federal statutory rate ....................    (34.0)%     34.0%     (34.0)%
    State taxes net of federal benefit ........      1.6        2.3       (5.8)
    Income earned from foreign subsidiaries ...     54.9       18.7        0.2
    Net operating loss valuation allowance
       adjustments ............................     18.4      (71.7)      43.5
    Change in effective state tax rate ........     (0.1)      22.4       --
    Other .....................................    (39.3)       4.2       (0.2)
                                                  ------     ------     ------
                                                     1.5%       9.9%       3.7%
                                                  ======     ======     ======

         Income (loss) before income taxes is as follows:

                                          Year Ended December 31,
                           ----------------------------------------------------
                               2007                2006                2005
                           ------------        ------------        ------------

Domestic ...........       $(11,827,832)       $ (1,341,475)       $(28,724,518)
Foreign ............          6,977,074           1,684,678             246,288
                           ------------        ------------        ------------

                           $ (4,850,758)       $    343,203        $(28,478,230)
                           ============        ============        ============

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The primary components of temporary differences which give rise to the Company's deferred tax assets and deferred tax liabilities are as follows:

                                                     Year Ended December 31,
                                                 ------------------------------
                                                     2007              2006
                                                 ------------      ------------
Net deferred tax asset:

     Net operating loss carry-forwards .....     $ 20,222,679      $ 19,053,346
     Depreciation and amortization
       (liability) .........................         (899,776)         (551,643)
     Bad debt reserve ......................           42,065            17,961
     Related party interest ................          200,093           189,605
     Inventory reserve .....................          265,200           289,813
     AMT credit carryforward ...............           41,089              --
     Other .................................          332,420           225,656
                                                 ------------      ------------
                                                   20,203,770        19,224,738
     Less:  Valuation Allowance ............      (20,162,681)      (19,224,738)
                                                 ------------      ------------
                                                 $     41,089      $       --
                                                 ============      ============


         On January 1, 2007 the Company adopted the provisions of Financial Accounting Standard Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with income tax liabilities.

         As a result of the implementation of FIN 48, the Company recognized an increase in liabilities for unrecognized tax benefits of approximately $246,000, which was accounted for as an increase in the January 1, 2007 accumulated deficit.

         A reconciliation of the FIN 48 adjustments is as follows:

Balance at Jan 1, 2007 ...........................................      $   --
Increase related to positions on items from prior years ..........       212,000
Decrease related to positions on items from prior years ..........          --
Interest and penalty on items from prior years ...................        34,000
Increase related to 2007 .........................................        12,000
                                                                        --------
Total ............................................................      $258,000
                                                                        ========


         At December 31, 2007 and 2006, Talon International, Inc. had Federal and state net operating loss carry-forwards (or "NOLs") of approximately $55.9 million and $53.6 million, respectively. The Federal NOL is available to offset future taxable income through 2025, and the state NOL expires in 2015. Section 382 of the Internal Revenue Code places a limitation on the realizability of net operating losses in future periods if the ownership of the Company has changed more than 50% within a three-year period. As of December 31, 2007, some of our net operating losses may be limited by the Section 382 rules. The amount of such limitations, if any, has not yet been determined.

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         In 2007, the Company determined, based upon its cumulative operating losses, that it was more likely than not that it would not be in a position to fully realize all of its deferred tax assets in future years with the exception of the alternative minimum tax credit carryforward of $41,089. In 2006 and in prior years, the Company determined, based upon its cumulative operating losses, that it was more likely than not that it would not be in a position to fully realize all of its deferred tax assets in future years. Accordingly, at December 31, 2007 and 2006 the Company has recorded a valuation allowance of $20.2 million and $19.2 million, respectively; which reduces the carrying value of its net deferred tax assets. For the year ended December 31, 2006 the Company recorded operating income and various rate and tax timing differences and the value of its net deferred tax assets declined by $2.2 million. Accordingly, a corresponding reduction in the valuation allowance was made, which retained the carrying value of the Company's net deferred tax assets at $0. During 2005 the Company incurred additional operating losses which resulted in an increase in the Company's net deferred tax assets by $11.5 million. Accordingly, it was determined that the valuation allowance from 2004 be increased by $12.5 million to $21.4 million, which reduced the carrying value of its net deferred tax assets to $0 at December 31, 2005.

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

         The Company has not provided withholding of U.S. federal income taxes on undistributed earnings of its foreign subsidiaries because the Company intends to reinvest those earnings indefinitely or any taxes on these earnings will be offset by the approximate credits for foreign taxes paid. It is not practical to determine the U.S. federal tax liability, if any, which would be payable if such earnings were not invested indefinitely. At December 31, 2007 and 2006, undistributed earnings from our foreign subsidiaries were $6,286,000 and $4,581,000, respectively.

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13--COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         The Company is a party to a number of non-cancelable operating lease agreements involving buildings and equipment, which expire at various dates through 2011. The Company accounts for its leases in accordance with SFAS No. 13, whereby step provisions, escalation clauses, tenant improvement allowances, increases based on an existing index or rate, and other lease concessions are accounted for in the minimum lease payments and are charged to the income statement on a straight-line basis over the related lease term.

         The future minimum lease commitments at December 31, 2007 are as follows:

         Years Ending December 31,                             Amount
----------------------------------------------------         ----------

         2008 ......................................         $  576,611
         2009 ......................................            412,139
         2010 ......................................            240,527
         2011 ......................................             15,468
                                                             ----------
            Total minimum payments .................         $1,244,745
                                                             ==========

         Total rental expense for the years ended December 31, 2007, 2006 and 2005 aggregated $591,312, $640,864, and $750,536, respectively.

PROFIT SHARING PLAN

         In October 1999, the Company established a 401(k) profit-sharing plan for the benefit of eligible employees. The Company may make annual contributions to the plan as determined by the Board of Directors. Total contributions for the years ended December 31, 2007, 2006 and 2005 amounted to $25,494, $22,276, and $16,807, respectively.

CONTINGENCIES

         On December 26, 2007, the Company elected to voluntarily withdraw the listing of its common stock from trading on the American Stock Exchange. The common stock began trading on the OTC Bulletin Board (OTCBB) under the new symbol TALN.OB.

         On October 12, 2005, a shareholder class action complaint -- HUBERMAN V.TAG-IT PACIFIC, INC., ET al., Case No. CV05-7352 R(Ex) -- was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California, alleging claims under Section 10(b) and Section 20 of the Securities Exchange Act of 1934. A lead plaintiff was appointed, and his amended complaint alleged that defendants made false and misleading statements about the Company's financial situation and its relationship with certain of its large customers. The action was brought on behalf of all purchasers of the Company's publicly-traded securities during the period from November 13, 2003 to August 12, 2005. On February 20, 2007, the Court denied class certification. On April 2, 2007 the Court granted defendants' motion for summary judgment, and on or about April 5, 2007, the Court entered judgment in favor of all defendants. On or about April 30, 2007, plaintiff filed a notice of appeal, and his opening appellate brief was filed on October 15, 2007. The Company's brief was filed on November 28, 2007. The Company believes that this matter will be resolved favorably on appeal, or in a later trial or in settlement within the limits of its insurance coverage. However, the outcomes of this action or an estimate of the potential

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

losses, if any, related to the lawsuit cannot be reasonably predicted, and an adverse resolution of the lawsuit could potentially have a material adverse effect on the Company's financial position and results of operations.

         On April 16, 2004 we filed suit against Pro-Fit Holdings, Limited in the U.S. District Court for the Central District of California - TAG-IT PACIFIC, INC. V. PRO-FIT HOLDINGS, LIMITED, CV 04-2694 LGB (RCx) -- asserting various contractual and tort claims relating to our exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages. It is our position that the agreement with Pro-Fit gives us the exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. On June 5, 2006 the Court denied our motion for partial summary judgment, but did not find that we breached our agreement with Pro-Fit and a trial is required to determine issues concerning our activities in Columbia and whether other actions by Pro-Fit constituted an unwillingness or inability to fill orders. The Court also held that Pro-Fit was not "unwilling or unable" to fulfill orders by refusing to fill orders with goods produced in the United States. The action is still pending in the United States District Court. The action is presently stayed pending resolution or trial of an earlier filed action between Pro-Fit Holdings and their attorneys who have sued Pro-Fit Holdings and have obtained a judgment. In the past, we had derived a significant amount of revenue from the sale of products incorporating the stretch waistband technology and our business, results of operations and financial condition could be materially adversely affected if the dispute with Pro-Fit is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded any related liabilities.

NOTE 14--SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

                                               Year Ended December 31,
                                     -------------------------------------------
                                         2007            2006            2005
                                     -----------     -----------     -----------
Product Group Net Revenue:
     Talon zipper ..............     $21,159,595     $17,005,203     $13,593,479
     Trim ......................      18,688,698      22,502,947      24,788,397
     Tekfit ....................         681,262       9,316,852       8,949,300
                                     -----------     -----------     -----------
                                     $40,529,555     $48,825,002     $47,331,176
                                     ===========     ===========     ===========


         The Company distributes its products internationally and has reporting requirements based on geographic regions. Long-lived assets are attributed to countries based on the location of the assets and revenues are attributed to countries based on customer delivery locations, as follows:

                                                Year Ended December 31,
                                     -------------------------------------------
                                         2007            2006            2005
                                     -----------     -----------     -----------
Sales:
     United States .............     $ 3,692,468     $ 4,223,052     $ 7,052,196
     Hong Kong .................      14,178,421      13,650,419       7,901,079
     Dominican Republic ........         700,868       8,966,828         150,793
     China .....................      11,159,726       6,063,416       7,091,034
     India .....................       2,187,684       1,205,486         809,972
     Bangladesh ................       1,924,943       2,070,349         798,699
     Mexico ....................         783,762       2,476,313      12,945,861
     Other .....................       5,901,683      10,169,139      10,581,542
                                     -----------     -----------     -----------
Total ..........................     $40,529,555     $48,825,002     $47,331,176
                                     ===========     ===========     ===========
Long-lived Assets:
     United States .............     $ 8,778,381     $ 9,529,932     $ 9,797,111
     Hong Kong .................         556,864         336,149         222,467
     Dominican Republic ........         558,198         667,238         776,279
     Mexico ....................           1,072           5,198          23,754
     China .....................         109,770          49,488           2,633
     Other .....................          16,912           3,315           1,120

                                     -----------     -----------     -----------
Total ..........................     $10,021,197     $10,591,320     $10,823,364
                                     ===========     ===========     ===========

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15--MAJOR CUSTOMERS AND VENDORS

         For the year ended December 31, 2007, the Company's three largest customers represented approximately 9% of consolidated net sales. For the year ended December 31, 2006, no single customer represented more than 9% of the Company's consolidated net sales; however the Company's three largest customers represented approximately 18% of consolidated net sales. For the year ended December 31, 2005, no single customer represented more than 10% of consolidated net sales; however, the Company's three largest customers represented approximately 22% of consolidated net sales.

         Three vendors, each representing more than 10% of the Company's purchases, accounted for approximately 50% of the Company's purchases for the year ended December 31, 2007. One vendor accounted for substantially all of the Company's purchases associated with its Tekfit product for the year ended December 31, 2007. One major vendor accounted for substantially all of the Company's purchases associated with its Tekfit product for the year ended December 31, 2006 and represented 24% of the Company's overall purchases; and three vendors, each representing more than 10% of the Company's purchases, accounted for approximately 45% of the Company's purchases for the year ended December 31, 2006. Three vendors accounted for approximately 39% of the Company's purchases for the year ended December 31, 2005

         Included in accounts payable and accrued expenses at December 31, 2007 and 2006 is $2,239,000 and $2,682,000 due to these vendors. Terms are sight to 60 days.

NOTE 16--RELATED PARTY TRANSACTIONS

         Prior to 2004 the Company operated an apparel trim supply agreement with Tarrant Apparel Group. Two of Tarrant's directors and significant shareholders are also shareholders of the Company. In 2004, following negotiations with Tarrant Apparel Group, the Company determined that a significant portion of the obligations due from this customer were uncollectible. Accordingly, included in general and administrative expenses for 2004 are charges of $4.3 million related primarily to the write-down of this receivable and leaving a remaining balance receivable from this customer of $4.5 million at December 31, 2004. An affiliate of the customer repaid the $4.5 million receivable balance over the period from May through December 2005. The Company terminated its supply relationship with Tarrant in 2004; however the Company continues to conduct business with Tarrant on a limited basis. Total sales to Tarrant for the years ended December 31, 2007, 2006 and 2005 were $143,000, $3,000, and $574,000, respectively. As of December 31, 2005, accounts receivable, related party included $0.05 million due from Tarrant. No amounts were due from Tarrant at December 31, 2007 and 2006.

         Colin Dyne, a director and stockholder of the Company is also a director, officer and significant shareholder in People's Liberation, Inc., the parent company of Versatile Entertainment, Inc. During 2007 and 2006 the Company had sales of $241,000 and $147,000, respectively, to Versatile Entertainment. Accounts receivable of $44,000 and $83,400 were outstanding from Versatile Entertainment at December 31, 2007 and 2006, respectively.

         Due from related parties at December 31, 2007 and 2006 includes $625,454 and $675,137, respectively, of unsecured notes, advances and accrued interest receivable from Colin Dyne. The notes and advances bear interest at 7.5% and are due on demand. During 2007 certain notes payable due to Mr. Dyne were offset against and used to satisfy notes receivable from Mr. Dyne.

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Demand notes payable to related parties includes notes and advances to Mark Dyne, the Chairman of the Board of Directors of the Company or to parties related to or affiliated with Mark Dyne. The balance of Demand notes payable to related parties at December 31, 2007 and 2006 was $85,176 and 664,971, respectively. See Note 4 for further discussion of these notes, and related accrued interest and interest expense.

         Jonathan Burstein, a former director of the Company, purchases products from the Company through an entity operated by his spouse. For the years December 31, 2007 and 2006, sales to this entity were $88,491 and $7,342, respectively. At December 31, 2007 and 2006, accounts receivable included $28,657 and $2,223, respectively, due from this entity. On October 25, 2007, Mr. Burstein resigned as a director of the Company.

         Consulting fees of $291,000 were paid for services provided by Jonathan Burstein for the year ended December 31, 2007. During the fourth quarter of 2007 the Company decided to terminate the consulting agreements of Mr. Burstein and another consultant. In accordance with SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("SFAS 146"), the Company calculated the fair value of monthly compensation of the two contracts and recorded an accrual of $538,000 at December 31, 2007 to reflect the liability for consulting costs that would continue to be incurred under their remaining terms.

         Consulting fees paid to Diversified Investments, a company owned by Mark Dyne, amounted to $150,000 for each of the years ended December 31, 2007, 2006 and 2005.

         Consulting fees of $304,000 and $335,000 were paid for services provided by Colin Dyne, for the years ended December 31, 2007 and 2006, respectively.

         Brent Cohen and Raymond Musci, both members of the Board of Directors were paid for services provided during the year ended December 31, 2005 in the amount of $24,000, and $21,000, respectively.

NOTE 17--QUARTERLY RESULTS (UNAUDITED)

         Quarterly results for the years ended December 31, 2007 and 2006 are reflected below:

                                           4TH             3RD             2ND            1ST
                                      ------------    ------------    ------------   ------------
2007
----
Revenue ...........................   $  8,859,322    $  9,013,135    $ 13,566,981   $  9,090,117
Gross profit ......................   $  2,858,913    $  2,526,476    $  4,017,731   $  2,703,615
Operating income (loss) ...........   $   (379,737)   $ (3,055,289)   $    878,009   $   (613,662)
Net Income(loss) ..................   $   (935,025)   $ (3,681,831)   $    490,493   $   (795,344)
Basic income (loss) per share .....   $      (0.05)   $      (0.18)   $       0.03   $      (0.04)
Diluted income (loss) per share ...   $      (0.05)   $      (0.18)   $       0.02   $      (0.04)

2006
----
Revenue ...........................   $ 10,573,755    $ 13,366,944    $ 14,246,087   $ 10,638,216
Gross profit ......................   $  3,350,600    $  4,148,406    $  4,127,237   $  2,842,725
Operating income (loss) ...........   $    248,177    $    630,273    $    895,281   $   (442,275)
Net Income(loss) ..................   $     44,950    $    339,115    $    654,643   $   (729,404)
Basic and diluted income (loss) per
   per share ......................   $       0.00    $       0.02    $       0.04   $      (0.04)

                            TALON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During  2007  and  2006,  the  Company  had  no  material   unusual  or
infrequently occurring items or adjustments that were recognized during the years.

         Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

NOTE 18 - SUBSEQUENT EVENTS

         As noted in Note 2 - Marketable Securities, the Company finalized an arrangement between the Company and Azteca Production International, Inc. a former distributor of Talon products on December 31, 2007. The agreement called for Azteca to deliver 2 million shares of common stock in a related company in exchange for cancellation of an outstanding note from Azteca that was in default. On January 16, 2008, Azteca delivered restricted shares to the Company which the Company returned. On January 30, 2008, the Company was notified that unrestricted shares had been delivered by Azteca and that the Company could begin trading these shares selling no more than 2 thousand shares a day. The stock price on January 30, 2008 was used to value the shares. The value of the common stock on April 10, 2008 had decreased $340,000 to $700,000.

         Effective January 15, 2008, Wouter van Biene resigned his position as the Company's Chief Operating Officer. In connection with Mr. van Biene's resignation and in exchange for a full release of claims against the Company, we have agreed to pay Mr. van Biene twelve months of his current base salary and provide him twelve months of continued coverage under our group health plan. Approximately $0.3 million in severance costs were recognized in January 2008.

         Effective February 4, 2008, Stephen Forte resigned his position as the Company's Chief Executive Officer and as a member of the Board of Directors and from all positions with the Company's subsidiaries. In connection with Mr. Forte's resignation, on February 4, 2008, the Company entered into a Separation Agreement with Mr. Forte. The Separation Agreement further provides for the payment to Mr. Forte of the same severance benefits he would have received under his employment agreement had the Company terminated Mr. Forte's employment without cause. In exchange for his severance, Mr. Forte has released all claims against the Company. Approximately $0.4 million in severance costs were recognized in January 2008.

         Also effective February 4, 2008, Lonnie D. Schnell, Chief Financial Officer, was appointed Chief Executive Officer to replace Mr. Forte.

         On March 27, 2008 Larry Dyne was appointed Executive Vice President of Global Sales and David Hunter was appointed Vice President, Corporate Controller and Principal Accounting Officer.

         On April 3, 2008 the Company executed an amendment to the existing revolving credit and term loan agreement with Bluefin Capital. The amendment provided for an amendment of the EBITDA and other financial covenants, and the redemption of the stock warrants previously issued to Bluefin Capital in exchange for the issuance of an additional note payable to Bluefin Capital for $1.0 million at an interest rate of 8.5%. The Company will record a reduction to equity and an increase to notes payable for the fair value of the warrants redeemed. The difference between the fair value of the warrants of $221,723 and the face value of the note will be accreted over the life of the note. The note will incur interest at 8.5% on the principal amount of $1.0 million and the quarterly accretion will also be reflected as interest expense. The additional note and all accrued interest under the note are due and payable on June 30, 2010. The Company's borrowing base was also modified increasing the allowable portion of inventory held by third party vendors to $1.0 million with no more than $500,000 held at any one vendor and by increasing the percentage of accounts receivable to be included in the borrowing base 75% to 85%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 9A(T).   CONTROLS AND PROCEDURES

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

         As of the end of the period covered by this report, management, with the participation of Stephen P. Forte, our former principal executive officer, and Lonnie D. Schnell, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, Mr. Forte and Mr. Schnell concluded that these disclosure controls and procedures were effective as of the end of the period covered in this Annual Report on Form 10-K.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by
Section 404 of the Sarbanes-Oxley Act, the Company's management has conducted an assessment, including testing, using the criteria in INTERNAL CONTROL - INTEGRATED FRAMEWORK, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, our management has concluded that control over financial reporting was effective as of December 31, 2007.

         This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

         None.


                                    PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         The following table sets forth the name, age and position of each of our executive officers and directors as of March 17, 2008.

NAME                         AGE       POSITION
----                         ---       --------
Mark  Dyne (1).........       47       Chairman of the Board of Directors
Colin Dyne (1).........       45       Vice Chairman of the Board of Directors
Brent Cohen............       49       Director
Joseph Miller..........       44       Director
Raymond Musci .........       47       Director
William Sweedler.......       41       Director
Lonnie D. Schnell......       58       Chief Executive Officer & Chief Financial
                                         Officer
Larry Dyne.............       35       Executive Vice President, Sales
David A. Hunter........       42       Vice President, Corporate Controller

----------
(1) Colin Dyne and Mark Dyne are brothers.


CLASS II DIRECTORS: TERMS EXPIRING IN 2008

         There are currently three vacancies among the Class II Directors.

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

                           MEMBER: AUDIT AND COMPENSATION COMMITTEES

CLASS I DIRECTORS: TERMS EXPIRING IN 2007

JOSEPH MILLER              Mr. Miller has served on the Board of Directors since
                           June  2005.  Since  2003,  he  has  been  a  Managing
                           Director  of  Europlay  Capital   Advisors,   LLC,  a
                           merchant  banking  and  advisory  firm.  From 1998 to
                           2003,  Mr.  Miller  was a Senior  Vice  President  at
                           Houlihan    Lokey   Howard   &   Zukin,   a   leading
                           middle-market investment bank. From 1994 to 1998, Mr.
                           Miller  served  as  the  Vice  President,   Corporate
                           Development for Alliance Communications  Corporation,
                           Canada's leading independent producer and distributor of filmed entertainment. Mr. Miller has bachelor's degree in Economics and Business from the University of California, Los Angeles

                           MEMBER: AUDIT COMMITTEE

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

                           MEMBER: AUDIT AND COMPENSATION COMMITTEES

OTHER EXECUTIVE OFFICERS
LONNIE D. SCHNELL          Mr. Schnell joined the Company in January 2006 as our
                           Chief Financial  Officer,  and was appointed as Chief
                           Executive Officer in February 2008. Mr. Schnell served as Vice President of Finance for Capstone
                           Turbine Corporation, a manufacturer of micro-turbine electric generators from 2004 until 2005. From 2002 to 2004 Mr. Schnell served as Chief Financial Officer of EMSource, LLC, an electronic manufacturing service company. Prior to EMSource, in 2002, Mr. Schnell served as Chief Financial Officer of Vintage Capital
                           Group, a private equity investment firm. From 1999 through 2002, Mr. Schnell served as Chief Financial
                           Officer of Need2Buy, Inc. a business-to-business internet marketplace for electronic components. Mr.
                           Schnell has completed an executive MBA program with the Stanford University Executive Institute, and earned his Bachelor of Science in Accounting at Christian Brothers University. Mr. Schnell is a
                           Certified Public Accountant with experience in the international accounting firm of Ernst & Young LLP.

LARRY DYNE                 Larry Dyne was appointed  Executive Vice President of
                           Sales in  February  2008.  He has been an employee of
                           our  company  since  1992,   and  was  formerly  vice
                           president of product development and global sourcing, as well as vice president of trim sales. Through these positions, Mr. Dyne has established extensive and long-term relationships with the world's top brands and clothing retailers. He was also formerly responsible for domestic production for all printing.

DAVID A. HUNTER            David Hunter was appointed Vice President,  Corporate
                           Controller (and as our principal  accounting officer)
                           in February 2008. Mr. Hunter has extensive experience
                           in both  public  and  private  accounting  and joined
                           Talon in December 2007 as the  Corporate  Controller.
                           Prior  to  Talon,   he  served  as  the  director  of
                           accounting  and  financial  reporting for Walt Disney
                           Studios. Before Disney, he served as a manager of accounting and analysis at WellPoint's Blue Cross of California division in its individual and small group practice before joining its financial operations practice. He is a certified public accountant with experience in the international accounting firm of Deloitte & Touche LLP, where he served as a manager in the audit and assurance practice. Mr. Hunter earned his Bachelor of Science in Accounting at California Lutheran University.

AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT

         We currently have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee currently consists of Raymond Musci, Joseph Miller and William Sweedler. The Board of Directors has further determined that Mr. Musci is an "audit committee financial expert" as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with all
Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2007, all of our executive officers, directors and greater-than-ten percent shareholders complied with all Section 16(a) filing requirements, except for the following: (i) three Statements of Changes in Beneficial Ownership on Form 4, reporting nine transactions, were filed late by Colin Dyne; (ii) one Annual Statement of Changes in Beneficial Ownership on Form 5, reporting five transactions, was filed late by Jonathan Burstein; and (iii) one Statement of Change in Beneficial Ownership on Form 4, reporting two transactions, was filed late by Bluefin Capital LLC.

CODE OF ETHICS

         We have adopted a Code of Ethical Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to our other employees and directors generally. A copy of our Code of Ethical Conduct was filed as an exhibit to our Annual Report on Form 10-K.

ITEM 11.      EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

         Talon International Inc.'s executive compensation program is administered by the Compensation Committee of our Board of Directors, or
referred to in this section as the "Committee." The Committee is responsible for, among other functions: (1) reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer's compensation and evaluating the performance of the Chief Executive Officer in light of these corporate goals and objectives; (2) reviewing and making recommendations to the Board of Directors with respect to the compensation of other executive officers; (3) administering our incentive-compensation and equity based plans, which may be subject to the approval of the Board of Directors; and (4) negotiating, reviewing and recommending the annual salary, bonus, stock options and other benefits, direct and indirect, of the Chief Executive Officer, and other current and former executive officers. The Committee also has the authority to select and/or retain outside counsel, compensation and benefits consultants, or any other consultants to provide independent advice and assistance in connection with the execution of its responsibilities.

         Our named executive officers for 2007 were as follows:

         o Stephen P. Forte, former Chief Executive Officer (resigned as of February 4, 2008);

         o Wouter van Biene, former Chief Operating Officer (resigned as of January 15, 2008); and

         o Lonnie D. Schnell, Chief Financial Officer (named Chief Executive Officer as of February 4, 2008)

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

     OTHER BENEFITS

         In order to attract and retain highly qualified executives, we provide some of our named executive officers, including our former CEO, with automobile allowances that we believe are consistent with current market practices. Our executives also may participate in a 401(k) plan under which we match contributions for all employees up to 100% of an employee's contributions to a maximum of $1,000 and subject to any limitations imposed by ERISA.

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

PROCESS FOR SETTING EXECUTIVE COMPENSATION

         When making pay determinations for named executive officers, the Committee considers a variety of factors including, among others: (1) actual company performance as compared to pre-established goals, (2) overall company performance and size relative to industry peers, (3) individual executive performance and expected contribution to our future success, (4) changes in economic conditions and the external marketplace and (5) in the case of named executive officers, other than Chief Executive Officer, the recommendation of our Chief Executive Officer. Ultimately, the Committee uses its judgment when determining how much to pay our executive officers. The Committee evaluates each named executive officer's performance during the year against established goals, leadership qualities, business responsibilities, current compensation arrangements and long-term potential to enhance shareholder value. The opinions of outside consultants are also taken into consideration in deciding what salary, bonus, long-term incentives and other benefits and severance to give each executive in order to meet our objectives stated above. The Committee considers, compensation information from data gathered from annual reports and proxy statements from companies that the Committee generally considers comparable to our Company; compensation of other Company employees for internal pay equity purposes; and levels of other executive compensation plans from compensation surveys. The Committee sets the pay for the named executive officers and other executives, by element and in the aggregate, at levels that it believes are competitive and necessary to attract and retain talented executives capable of achieving the Company's long-term objectives.

     FACTORS CONSIDERED

         In administering the compensation program for senior executives, including named executive officers, the Committee considers the following:

         o CASH VERSUS NON-CASH COMPENSATION. The pay elements are cash-based except for the long-term incentive program, which is equity-based. In 2007, the long-term incentive program for the named executive officers consisted entirely of previously granted stock grants and option awards that vest in installments over a one to four year period from the date of grant;

         o PRIOR YEAR'S COMPENSATION. The committee considers the prior year's bonuses and long-term incentive awards when approving bonus payouts or equity grants;

         o ADJUSTMENTS TO COMPENSATION. On an annual basis, and in connection with setting executive compensation packages, the Committee reviews our operating income growth, earnings before interest and taxes growth, earnings per share growth, cash flow growth, operating margin, revenue growth, and total shareholder return performance. In addition, the Committee considers peer group pay practices, emerging market trends and other factors. No specific weighing is assigned to these factors nor are particular targets set for any particular factor. Total compensation from year to year can vary significantly based on our and the individual executive's performance. The base compensation of our former Chief Executive Officer during 2007 was $325,000 annually in accordance with the provisions in his employment contract.

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

         COMPENSATION COMMITTEE
         Brent Cohen
         Raymond Musci
         William Sweedler

         April 11, 2008

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth, as to each person serving as Chief Executive Officer and Chief Financial Officer during 2007, and the one highly compensated executive officer other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers at the end of the 2007 whose compensation exceeded $100,000 (referred to as "named executive officers"), information concerning all compensation earned for services to us in all capacities for 2007.


                                                                             NON-EQUITY
                                                                             INCENTIVE
                                                         STOCK     OPTION       PLAN        ALL OTHER
NAME AND                                      SALARY     AWARDS    AWARDS   COMPENSATION   COMPENSATION    TOTAL
PRINCIPAL POSITION                    YEAR      ($)      ($)(4)    ($)(4)        ($)          ($)(5)        ($)
---------------------------------   -------   -------   -------   -------   ------------   ------------   -------
Lonnie D. Schnell (1) ..........       2007   225,000      --       1,917         45,000         11,343   283,260
  Chief Executive Officer and ..       2006   171,346      --      31,998         45,025         24,634   273,003
  Chief Financial Officer

Stephen P. Forte (2) ...........       2007   325,000      --       7,851           --           30,484   363,335
  Former Chief Executive .......       2006   275,000    77,468    73,995         90,050         35,497   552,010
  Officer

Wouter van Biene (3) ...........       2007   225,000      --       1,986           --           11,502   238,488
  Former Chief Operating Officer       2006   180,000      --      27,526         45,025          7,006   259,557

----------
(1)  Mr. Schnell was appointed Chief  Executive  Officer  effective  February 4,
     2008.

(2)  Mr. Forte resigned as Chief Executive Officer effective February 4, 2008.

(3)  Mr. van Biene resigned as Chief  Operating  Officer  effective  January 15,
     2008.

(4) The amounts in this column represent the dollar amounts recognized for financial statement reporting purposes in fiscal 2007 and 2006 with respect to stock awards and options granted in the applicable year as well as prior fiscal years in accordance with SFAS No. 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to these grants, refer to Note 9 to our Consolidated Financial Statements in this Annual Report on Form 10-K. These amounts do not reflect the actual value that may be realized by the named executive officers which depends on the value of our shares in the future.

(5)  All other compensation consists of the following (amounts in dollars):

                               MR. SCHNELL        MR. FORTE       MR. VAN BIENE
                             ---------------   ---------------   ---------------
                              2007     2006     2007     2006     2007     2006
                             ------   ------   ------   ------   ------   ------
Health & medical
   insurance (a) .........   11,019   12,673    8,202   12,916   11,178    6,925

Life & disability
   insurance (b) .........      324       81    4,282       81      324       81

Automobile allowances ....     --       --     18,000   22,500     --       --

Consulting services (c) ..     --     11,880     --       --       --       --
                             ------   ------   ------   ------   ------   ------

     Total ...............   11,343   24,634   30,484   35,497   11,502    7,006
                             ======   ======   ======   ======   ======   ======

----------
(a)  Includes payments of medical premiums.
(b)  Includes executive and group term life insurance.
(c)  Represents fees for services provided prior to employment.


EXECUTIVE COMPENSATION

         The 2007 compensation for our former Chief Executive Officer was in accordance with our employment agreement completed with Mr. Forte in March 2006. The terms and conditions established in this agreement were the result of our consideration of our 2005 operating performance, our 2005 Restructuring and Strategic Plan and current operating performance levels, as well as the compensation levels for our previous CEO, comparative industry compensation levels, and negotiations with Mr. Forte. The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding shareholder value. Accordingly, the base compensation was established near minimum industry levels for the same role in comparable companies, and a long-term equity option of 900,000 shares of common stock, representing approximately 4.9% of our outstanding shares, was established as an inducement to maximum performance achievements and increased shareholder values. The option grant was established to vest monthly over a three-year term, after a minimum initial term of twelve months, to coincide with the objectives of our Strategic Plan. In addition to the long-term equity incentive, a cash incentive, a Management Incentive Program

("MIP"), was established as provided in Mr. Forte's employment agreement setting aside 15% of the Company's earnings before interest and taxes ("EBIT") for annual bonus awards to Mr. Forte and the other senior executives. One-half of this MIP Fund was allocated to Mr. Forte in 2006 and is shown in the table above as non-equity incentive plan compensation, and one-third of the MIP fund is to be allocated to Mr. Forte in 2007 through 2009. MIP Funds were not distributed in 2007 due the operating performance of the Company, however, a discretionary bonus was granted to Mr. Schnell as approved by the Board of Directors. In addition, Mr. Forte was provided a stock grant of 135,135 shares, and an additional option grant, vesting in one year, for 135,135 shares of common stock, in consideration of his significant contributions in the initial development and implementation of the Company's 2005 Restructuring Plan, and the development of the Company's Strategic Plan.

         Messrs. van Biene and Schnell were employed early in 2006 at the recommendation of Mr. Forte, our former Chief Executive Officer, to assist in the completion of the 2005 Restructuring and Strategic Plan. The terms and conditions established in their employment agreements were also the result of our consideration of our 2005 operating performance, our 2005 Restructuring and Strategic Plan and current operating performance levels, as well as our previous compensation levels for similar positions, comparative industry compensation levels, and individual negotiations. The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding shareholder value. Accordingly, the base compensation for their positions was established near minimum industry levels for the same role in comparable companies, and long-term equity incentives in the form of grants of options to purchase 325,000 shares to Mr. van Biene and 400,000 shares to Mr. Schnell, were established as an inducement to maximum performance achievements and increased shareholder values. The options vest monthly over a three-year term for Mr. van Biene, and a four-year term for Mr. Schnell, after a minimum initial term of twelve months, to coincide with the objectives of the Company's Strategic Plan. In addition Mr. van Biene and Mr. Schnell are participants in the MIP fund established by us as described above, pursuant to which we set aside 15% of our EBIT for annual bonus awards to the CEO and the other senior executives as approved by the Board of Directors. The payments allocated to Mr. van Biene and Mr. Schnell under the MIP fund are shown in the summary compensation table as non-equity incentive plan compensation.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2007

         There were no stock option grants to named executive officers during 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR 2007

         The following table provides information with respect to outstanding stock options held by each of the named executive officers as of December 31, 2007.

                                               NUMBER OF SECURITIES
                                              UNDERLYING UNEXERCISED
                                                      OPTIONS
                                           ------------------------------         OPTION         OPTION
                                                (#)              (#)             EXERCISE      EXPIRATION
NAME                         GRANT DATE     EXERCISABLE     UNEXERCISABLE        PRICE ($)        DATE
-------------------------   ------------   ------------      ------------      ------------   ------------
Lonnie D. Schnell .......        1/26/06        191,667        208,333 (1)     $       0.59      1/26/2016

Stephen P. Forte ........        1/16/06        135,135           --           $       0.37      1/16/2016
                                 1/16/06        650,000        250,000 (2)     $       0.37      1/16/2016

Wouter van Biene ........         3/1/06        198,611        126,389 (3)     $       0.53       3/1/2016

----------
   (1) Mr. Schnell's options become exercisable with regard to 100,000 shares on January 26, 2007 and then with respect to 8,333 shares per month until fully vested.

   (2) Mr. Forte's options become exercisable at 25,000 shares per month until fully vested. Mr. Forte resigned as of February 4, 2008, and the vesting of the outstanding options was fully accelerated pursuant to the separation agreement described below under "Employment Agreement, Termination of Employment and Change of Control Agreements."

   (3) Mr. van Biene's options became exercisable with regard to 108,333 shares on March 1, 2007 and then with respect to 9,028 shares per month until fully vested. Mr. van Biene resigned as of January 15, 2008, and he received 12 months accelerated vesting of outstanding options in accordance with his separation arrangement.


EMPLOYMENT   AGREEMENTS,   TERMINATION  OF  EMPLOYMENT  AND  CHANGE  OF  CONTROL
ARRANGEMENTS

     EMPLOYMENT AGREEMENTS

         We have entered into the following employment agreements with our named executive officers.

         LONNIE D. SCHNELL, CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER. On March 16, 2006, we entered into an employment agreement with Lonnie Schnell, pursuant to which Mr. Schnell serves as our Chief Financial Officer on an "at-will" basis. Pursuant to this offer letter, as amended, Mr. Schnell is entitled to receive an annual base salary of $185,000 and will be eligible to receive an annual incentive bonus based upon our earnings before interest and taxes. In October 2006, Mr. Schnell's annual base salary was increased to $225,000 as recognition for superior performance and individual contributions to the achievement to Company objectives. In the event that Mr. Schnell's employment is terminated by us without "cause" (as defined in the agreement) or due to Mr. Schnell's death or disability, then Mr. Schnell or his estate will be entitled to receive as severance, in addition to all accrued salary, (i) salary continuation and continuation of coverage under our group health plan for a period of twelve months and (ii) twelve months acceleration of vesting of all outstanding options. In connection with the offer letter and as an inducement to employment, we previously granted Mr. Schnell an option to purchase 400,000 shares of our common stock, which vests over a period of four years. Upon a change of control of our company, 50% of Mr. Schnell's then-outstanding unvested stock options shall vest and the remaining unvested options shall vest in full if Mr. Schnell is terminated, his position or base pay is reduced or he is required to relocate within six months before or twelve months following the change of control. As of February 4, 2008, Mr. Schnell was also named Chief Executive Officer.

         STEPHEN FORTE, FORMER CHIEF EXECUTIVE OFFICER. On March 16, 2006, we entered into an Executive Employment Agreement with Stephen Forte, pursuant to which Mr. Forte served as our Chief Executive Officer. This employment agreement had a term continuing though December 31, 2008, which could be extended to

December 31, 2009. Pursuant to this agreement, Mr. Forte received an annual base salary of $275,000 for 2006 and $325,000 for each subsequent year of the term and was entitled to receive an annual incentive bonus based upon our earnings before interest and taxes. In the event that prior to the end of the term, Mr. Forte's employment was terminated by us "without cause" (as defined in the agreement), by Mr. Forte for "good reason" (as defined in the agreement) or due to Mr. Forte's death or disability, then Mr. Forte or his estate would be entitled to receive, in addition to all accrued salary, (i) severance payments equal to Mr. Forte's base salary for the remaining term of the agreement or, in the case of death or disability, through December 31, 2008, (ii) a pro rated portion of the annual incentive bonus for the year in which the termination occurred, (iii) full acceleration of vesting of the options issued to Mr. Forte pursuant to the agreement and (iv) continued healthcare coverage for Mr. Forte and his dependents for the remaining term of the agreement.

         Effective February 4, 2008, Stephen Forte resigned his position as our Chief Executive Officer and as a member of our Board of Directors, as well from all positions with our subsidiaries. In connection with Mr. Forte's resignation, on February 4, 2008, we entered into a Separation Agreement with Mr. Forte. The Separation Agreement further provides for the payment to Mr. Forte of the same severance benefits he would have received under his employment agreement had we terminated Mr. Forte's employment without cause. In exchange for his severance, Mr. Forte has released all claims against us.

         WOUTER VAN BIENE, FORMER CHIEF OPERATING OFFICER. On March 16, 2006, we entered into an employment agreement with Wouter van Biene, pursuant to which Mr. van Biene serves as our Chief Operating Officer on an "at-will" basis. Pursuant to this offer letter, Mr. van Biene is entitled to an annual base salary of $225,000 and will be eligible to receive an annual incentive bonus based upon our earnings before interest and taxes. In the event that Mr. van Biene's employment is terminated by us without "cause" (as defined in the agreement) or due to Mr. van Biene's death or disability, then Mr. van Biene or his estate will be entitled to receive as severance, in addition to all accrued salary, (i) salary continuation and continuation of coverage under our group health plan for a period of six months if the termination occurs during the first year of employment, a period of twelve months if the termination occurs during the second year of employment or a period of eighteen months if the termination occurs after the second year of employment, and (ii) twelve months acceleration of vesting of all outstanding options. Effective January 15, 2008, Mr. van Biene resigned. In connection with Mr. van Biene's resignation and in exchange for a full release of claims against us, we have agreed to pay Mr. van Biene twelve months of his current base salary and provide him twelve months of continued coverage under our group health plan.

     POTENTIAL SEVERANCE PAYMENTS

         As described above, our employment agreements with Messrs. Forte, van Biene and Schnell provided for severance benefits in the event that the executive's employment is terminated due to executive's death or disability or by the Company without "cause" and, in the case of Mr. Forte, for "good reason." The following table sets forth severance payments and benefits that we would have been obligated to pay to Messrs. Forte, van Biene and Schnell assuming a triggering event had occurred under each of their respective agreements as of December 31, 2007:

                                                                                   VALUE OF
                                                                CONTINUATION     ACCELERATION
                                                                 OF HEALTH        OF VESTING          TOTAL
                             CASH SEVERANCE     BONUS VALUE       BENEFITS        OF EQUITY         SEVERANCE
NAME                         PAYMENT ($)(1)         ($)              ($)         AWARDS ($)(2)     BENEFITS ($)
--------------------------   --------------   --------------   --------------   --------------   --------------
Lonnie D. Schnell ........          240,968             --             11,343             --            252,311

Stephen P. Forte .........          310,420             --             12,483           10,000          332,903

Wouter van Biene .........          244,471             --             11,502             --            255,973

----------
(1)  Includes (i) earned and unpaid base salary through the date of termination,
     (ii) accrued but unpaid vacation and (iii) cash severance payments based on the executive's salary payable in a lump sum or periodic payments as provided in the executive's employment agreement.

(2) Based on the closing price of our common stock on December 31, 2007 of $0.41, as reported by the OTC Bulletin Board.


     POTENTIAL CHANGE IN CONTROL PAYMENTS

         As described above, our employment agreements with Messrs. Forte, van Biene and Schnell provided for accelerated vesting of all or a portion of the options held by such executives upon a change in control. The following table sets forth the change in control benefits that we would have been obligated to pay to our named executive officers assuming a change of control had occurred as of December 31, 2007:

                        VALUE OF ACCELERATION OF VESTING OF EQUITY AWARDS ($)(1)
                        --------------------------------------------------------
                                                          CHANGE IN CONTROL WITH
     NAME                 CHANGE IN CONTROL ONLY (2)      ADDITIONAL TRIGGER (3)
--------------------------------------------------------------------------------

Stephen P. Forte                  10,000                          10,000

Wouter van Biene                    -                               -

Lonnie D. Schnell                   -                               -

----------
(1) Based on the closing price of our common stock on December 31, 2007 of $0.41, as reported by the OTC Bulletin Board.

(2) Upon a change in control, (i) Mr. Forte was entitled to full acceleration of currently outstanding options and (ii) Messrs. van Biene and Schnell are each entitled to accelerated vesting with respect to 50% of the unvested portion of outstanding options.

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

         The following table details the total compensation earned by the company's non-employee directors in 2007.

                           FEES EARNED OR          OPTION            ALL OTHER            TOTAL
NAME                      PAID IN CASH ($)      AWARDS ($)(9)     COMPENSATION ($)         ($)
------------------------ ------------------- ------------------- ------------------ ------------------
Mark Dyne (1)                    40,000               3,230            100,500           143,730
Colin Dyne (2)                        -               5,650            304,000           309,650
Brent Cohen (3)                  84,583               1,250             14,417           100,250
Joseph Miller (4)                68,975                 600                  -            69,575
Raymond Musci (5)                64,375                 600                  -            64,975
William Sweedler (6)             39,667                 300                  -            39,967
Susan White (7)                  33,417                 600              4,833            38,850
Jonathan Burstein (8)                 -               4,250            290,507           294,757
------------------------ ------------------- ------------------- ------------------ ------------------
   Total                        260,667              16,480            784,607         1,061,754
------------------------ ------------------- ------------------- ------------------ ------------------

----------
(1) As of December 31, 2007, Mr. Mark Dyne held options to purchase a total of 323,000 shares. The other compensation consists of consulting and per diem fees earned for services rendered.

(2) As of December 31, 2007, Mr. Colin Dyne held options to purchase a total of 565,000 shares. The other compensation consists of consulting fees for services rendered.

(3) As of December 31, 2007, Mr. Cohen held options to purchase a total of 125,000 shares. The other compensation consists of consulting fees for services rendered.

(4) As of December 31, 2007, Mr. Miller held options to purchase a total of 60,000 shares.

(5) As of December 31, 2007, Mr. Musci held options to purchase a total of 60,000 shares.

(6) As of December 31, 2007, Mr. Sweedler held options to purchase a total of 30,000 shares.

(7) As of December 31, 2007, Ms. White held options to purchase a total of 60,000 shares. The other compensation consists of consulting fees for services rendered. Ms. White resigned from the Board of Directors as of October 1, 2007.

(8) As of December 31, 2007, Mr. Burstein held options to purchase a total of 425,000 shares. The other compensation consists of consulting fees for services rendered. Mr. Burstein resigned from the Board of Directors as of October 25, 2007.

(9) The amounts in this column represent the dollar amounts recognized for financial statement purposes in fiscal 2007 with respect to stock options granted in 2007 as well as prior fiscal years, in accordance with SFAS 123(R). For additional information on the valuation assumptions with respect to option grants, including the options granted in 2007, see Note 9 to the Consolidated Financial Statements in this Annual Report on Form 10-K. These amounts do not reflect the actual value that may be realized by the named executive officers which depends on the value of our shares in the future.


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

         During 2006 and through March 31, 2007 we had a verbal agreement with Mr. Colin Dyne to provide consulting services following his resignation in 2005 as our Chief Executive Officer. We entered into a written agreement with Mr. Dyne effective April 1, 2007 that provides for continued consulting services through November 30, 2008 in exchange for a consulting fee of $25,000 per month.

         Effective January 1, 2007, we entered into a consulting agreement with Jonathan Burstein, previously a member of the Board of Directors. Under the terms of the consulting agreement, Mr. Burstein provides specified consulting services to us for a term of up to 24 months. As consideration for the services, we pay Mr. Burstein an amount of $225,000 per annum plus an additional $3,333.33 per month for the first 18 months of the term of the agreement. We also agreed to provide Mr. Burstein with medical benefits and an automobile allowance for a period of 18 months.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain information as of December 31, 2007 regarding equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

                                                                                     NUMBER OF SECURITIES
                                   NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE     REMAINING AVAILABLE
                                   BE ISSUED UPON EXERCISE     EXERCISE PRICE OF     FOR FUTURE ISSUANCE
                                   OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,      UNDER EQUITY
                                     WARRANTS AND RIGHTS      WARRANTS AND RIGHTS    COMPENSATION PLANS
                                   -----------------------    --------------------   --------------------
Equity compensation plans
approved by security holders.....         3,048,235                 $ 1.99               2,600,000

Equity compensation plans not
approved by security holders.....         4,788,813                 $ 1.48                     -
                                   -----------------------    --------------------   --------------------
   Total.........................         7,837,048                 $ 1.67               2,600,000
                                   =======================    ====================   ====================


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

         o        2,100,000   warrants   issued  in  conjunction   with  private
                  placement transaction in 2007, are exercisable at $0.75 per share and expire in June 2012.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents information regarding the beneficial ownership of our common stock as of April 11, 2008:

         o each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock;

         o        each of our directors;

         o        each of our named executive officers; and

         o        all of our directors and executive officers as a group

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Shares of common stock under warrants or options currently exercisable or exercisable within 60 days of the date of this information are deemed outstanding for purposes of computing the percentage ownership of the person holding such warrants or options but are not deemed outstanding for computing the percentage ownership of any other person. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding at April 11, 2008. Unless otherwise indicated, the persons named in this table have sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. As of April 11, 2008, we had 20,291,433 shares of common stock issued and outstanding.

         The address of each person listed is in our care, at 21900 Burbank Boulevard, Suite 270, Woodland Hills, California 91367, unless otherwise set forth below such person's name.

                                                 NUMBER OF        PERCENT
NAME OF BENEFICIAL OWNER                           SHARES         OF CLASS
--------------------------------------------   ---------------   -----------
DIRECTORS:
Mark Dyne (1)...............................         1,242,001         6.0%
Colin Dyne (2)..............................           747,780         3.6%
Larry Dyne (3)..............................           547,137         2.6%
Lonnie D. Schnell (4).......................           291,667         1.4%
William Sweedler (5)........................           132,000            *
Brent Cohen (6) ............................           125,000            *
Raymond Musci (6)...........................            60,000            *
Joseph M. Miller (6)........................            60,000            *
David A. Hunter.............................                 -            *
Directors and executive officers as a group         3,205,585         14.5%
  (9 persons) (7)  .........................

OTHER 5% HOLDERS:
Bluefin Capital, LLC .......................         1,750,000         8.6%
  105 S. Narcissus Ave., Suite 712
  West Palm Beach, FL  33401

----------
* Less than one percent.

(1) Includes 323,000 shares of common stock reserved for issuance upon exercise of stock options which are currently exercisable and 83,334 shares of common stock reserved for issuance upon exercise of warrants which are currently exercisable. Includes 176,600 shares held by a limited liability company of which Mr. Dyne is the manager and a member.

(2) Includes 565,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable.

(3) Includes 417,537 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable. Also includes 129,600 shares of common stock held by a family trust which Mr. Larry Dyne may be deemed to beneficially own.

(4) Includes 191,667 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable.

(5) Includes 30,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable.

(6) Consists of shares of common stock reserved for issuance upon the exercise of the stock options that are currently exercisable.

(7) Includes 1,772,204 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable and 83,334 shares of common stock reserved for issuance upon exercise of warrants which currently are exercisable.


         The information as to shares beneficially owned has been individually furnished by the respective directors, named executive officers, and other stockholders of the company, or taken from documents filed with the Securities and Exchange Commission.


ITEM 13.      CERTAIN   RELATIONSHIPS  AND  RELATED  TRANSACTIONS  AND  DIRECTOR
              INDEPENDENCE

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

REPORTABLE RELATED PARTY TRANSACTIONS

         Other than the employment arrangements described elsewhere in this report and the transactions described below, since January 1, 2007, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

         o        in which the amount involved exceeds $120,000; and

         o in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

         Colin Dyne, a member of our Board, is a significant shareholder in People's Liberation, Inc., the parent company of Versatile Entertainment, Inc. During 2007, we had sales of $241,000 to Versatile Entertainment. At December 31, 2007 accounts receivable of $44,000 were outstanding from Versatile Entertainment.

         At December 31, 2007, we had an aggregate of $625,454 of unsecured notes, advances and accrued interest receivable due from Colin Dyne. The notes and advances bear interest at 7.5% and are due on demand.

         We paid consulting fees of $304,000 to Colin Dyne during year ended December 31, 2007 for consulting services provided, and have an agreement with Mr. Dyne for services through November 30, 2008. See the "Director Compensation"
section in item 11 of this report for a description of this agreement.

         At December 31, 2007, we had an aggregate of $85,176 in notes and advances due to Mark Dyne, the Chairman of our Board of Directors or to parties related to or affiliated with Mark Dyne. The notes are payable on demand and accrue interest at rates ranging from 0% to 10% per annum.

         We paid consulting fees to Diversified Investments, a company owned by Mark Dyne, in the amount of $150,000 during the year ended December 31, 2007.

         On January 1, 2007 we entered into an agreement with Jonathan Burstein, previously our Executive Vice President of Operations and formerly a member of our Board of Directors, to provide consulting services to the Company through December 31, 2008. We paid Mr. Burstein consulting fees of $290,507 during the year ended December 31, 2007. This agreement was terminated by the Company during the fourth quarter of 2007.

DIRECTOR INDEPENDENCE

         Because our common stock is quoted on the OTC Bulletin Board, we are not subject to the listing requirements of any securities exchange or Nasdaq regarding the independence of our directors. However, our Board of Directors has determined that as of December 31, 2007, a majority of our Board of Directors is comprised of "independent" directors within the meaning of the applicable rules for companies listed on The Nasdaq Stock Market. The Board determined that each of Brent Cohen, Joseph Miller, Raymond Musci, and William Sweedler were independent. The Board has also determined that each of Joseph Miller, Raymond Musci and William Sweedler meet the independence requirements for services on the Audit Committee pursuant to the rules for companies traded on The NASDAQ Stock Market.


ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

SERVICES PROVIDED BY THE INDEPENDENT AUDITORS

         The audit  committee of our Board of Directors is  responsible  for the
appointment,   compensation,   retention  and  oversight  of  the  work  of  the
independent auditors.

         Singer  Lewak   Greenbaum  &  Goldstein  LLP  ("SLGG")  served  as  our
independent registered public accounting firm for each of the fiscal years ended December 31, 2006 and 2007.

         AUDIT FEES - The aggregate fees billed by our independent registered accounting firm for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q or services that are normally provided in connection with statutory and regulatory filings, were $302,000 for fiscal year 2006 and $350,000 for fiscal year 2007.

         AUDIT-RELATED FEES - The aggregate fees billed by our independent registered accounting firm for professional services rendered for assurance and related services reasonably related to the performance of the audit or review of our financial statements (other than those reported above) was $66,000 for fiscal year 2006 and $57,300 for fiscal year 2007.

         TAX FEES - The aggregate fees billed by our independent registered accounting firm for professional services rendered for tax compliance, tax advice and tax planning were $37,000 for fiscal year 2006 and $33,400 for fiscal year 2007.

         ALL OTHER FEES - The aggregate fees billed by our independent registered accounting firm for services rendered to us other than the services described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees" were $13,000 for fiscal year 2006 and $25,400 for fiscal year 2007.

         The audit committee approved all of the foregoing services provided by SLGG.

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

                                     PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      List the following documents filed as a part of this report:

         (1)      FINANCIAL STATEMENTS

         See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

         (2)      FINANCIAL STATEMENT SCHEDULES

         Schedule II - Valuation and Qualifying Accounts Reserves is included beginning on the following page.

         (3)      EXHIBITS

         See Exhibit Index attached to this Annual Report on Form 10-K, which is incorporated herein by reference.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


               COLUMN A                     COLUMN B      COLUMN C      COLUMN D      COLUMN E
                                            Balance at                                Balance at
                                           Beginning of                                 End of
              Description                     Year        Additions     Deductions       Year
----------------------------------------   -----------   -----------   -----------   -----------
2007
----
Allowance for doubtful accounts deducted
   from accounts receivable in the
   balance sheet .......................   $    71,500   $   135,000   $    66,000   $   140,500
Reserve for obsolescence deducted from
   inventories on the balance sheet ....     1,242,000       148,000       368,000     1,022,000
Valuation reserve deducted from Deferred
   tax Assets ..........................    19,225,000       938,000          --      20,163,000
                                           -----------   -----------   -----------   -----------
                                           $20,538,500   $ 1,221,000   $   434,000   $21,325,500
                                           ===========   ===========   ===========   ===========

2006
----
Allowance for doubtful accounts deducted
   from accounts receivable in the
   balance sheet .......................   $ 1,189,000   $   198,000   $ 1,315,500   $    71,500
Reserve for obsolescence deducted from
   inventories on the balance sheet ....     7,306,000       557,000     6,621,000     1,242,000
Valuation reserve deducted from Deferred
   tax Assets ..........................    21,447,000          --       2,222,000    19,225,000
                                           -----------   -----------   -----------   -----------
                                           $29,942,000   $   755,000   $10,158,500   $20,538,500
                                           ===========   ===========   ===========   ===========

2005
----
Allowance for doubtful accounts deducted
   from accounts receivable in the
   balance sheet .......................   $ 6,086,000   $ 4,160,000   $ 9,057,000   $ 1,189,000
Reserve for obsolescence deducted from
   inventories on the balance sheet ....     6,365,000     2,538,000     1,597,000     7,306,000
Valuation reserve deducted from Deferred
   tax Assets ..........................     8,900,000    12,547,000          --      21,447,000
                                           -----------   -----------   -----------   -----------
                                           $21,351,000   $19,245,000   $10,654,000   $29,942,000
                                           ===========   ===========   ===========   ===========


(1) Additions to the allowance for doubtful accounts include provisions for uncollectible accounts. Bad debt expense includes (and additions above exclude) net recoveries of $712,000 for the year ended December 31, 2006, and net direct write-offs of $114,000 and $1,698,000 for the years ended December 31, 2007 and 2005, respectively. Additions to the inventory obsolescence reserve include current year provisions. Additionally, in 2005 there were direct write-offs of inventory of $3.4 million in connection with the restructuring, and in 2007 and 2006 there were direct write-offs of $0.4 million and $0.2 million, respectively.

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

                                        TALON INTERNATIONAL, INC.

                                        /S/LONNIE D. SCHNELL
                                        ------------------------------------
                                        By:  Lonnie D. Schnell
                                        Its: Chief Executive Officer & Chief
                                             Financial Officer


                                POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints Lonnie D. Schnell and Mark Dyne, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

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

SIGNATURE                TITLE                                  DATE
---------                -----                                  ----

/s/ Lonnie D. Schnell    Chief Executive Officer and Chief      April 15, 2008
---------------------    Financial Officer (Principal
Lonnie D. Schnell        Executive and Financial Officer)


/s/ David A. Hunter      Vice President Corporate Controller    April 15, 2008
---------------------    (Principal Accounting Officer)
David A. Hunter


/s/ Mark Dyne            Chairman of the Board of Directors     April 15, 2008
---------------------
Mark Dyne


/s/ Colin Dyne           Vice Chairman of the Board of          April 15, 2008
---------------------    Directors
Colin Dyne


/s/ Brent Cohen          Director                               April 15, 2008
---------------------
Brent Cohen


/s/ Raymond Musci        Director                               April 15, 2008
---------------------
Raymond Musci


/s/ Joseph Miller        Director                               April 15, 2008
---------------------
Joseph Miller


/s/ William Sweedler     Director                               April 15, 2008
---------------------
William Sweedler

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

10.13         Form of  Investor  Rights  Agreements  dated  December  28,  2001.
              Incorporated by reference to Exhibit 99.4 to Form 8-K filed on January 23, 2002.

10.14(1) Intellectual Property Rights Agreement, dated April 2, 2002, between the Company and Pro-Fit Holdings, Ltd. Incorporated by reference to Exhibit 10.69 to Form 10-K/A filed on October 1, 2003.

10.15 Common Stock Purchase Warrant dated December 18, 2003 between the Company and Sanders Morris Harris Inc. Incorporated by reference to Exhibit 99.4 to Form 8-K filed on December 22, 2003.

10.16 Form of Common Stock Purchase Warrant, dated as of November 9, 2004. Incorporated by reference to Exhibit 10.3 to Form S-3 filed on December 9, 2004.

10.17 Common Stock Purchase Warrant dated as of November 9, 2004, issued by the Registrant in favor of Sanders Morris Harris Inc. Incorporated by reference to Exhibit 10.7 to Form S-3 filed on December 9, 2004.

10.18(2)      Employment   offer   letter  dated  March  16,  2006  between  the
              Registrant  and Lonnie D.  Schnell.  Incorporated  by reference to
              Exhibit 10.3 to Form 10-Q filed on May 22, 2006.

10.18.1(2)    Amendment,  dated May 25, 2007, to  employment  offer letter dated
              March 16,  2006  between  the  Registrant  and Lonnie D.  Schnell.
              Incorporated by reference to Exhibit 10.31.2 to Form 10-Q filed on August 14, 2007.

10.19(2) Consulting Agreement dated January 1, 2007 between the Registrant and Jonathan Burstein. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 3, 2007.

10.19(2)      Consulting   Agreement   effective   April  1,  2007  between  the
              Registrant  and Colin Dyne.  Incorporated  by reference to Exhibit
              10.34 to Form 10-Q filed on May 15, 2007.

EXHIBIT
NUMBER        EXHIBIT DESCRIPTION
-------       -------------------

10.20(2)      2007 Stock Plan.

10.21 Revolving Credit and Tern Loan Agreement dated June 27, 2007, by and between Tag-It Pacific, Inc. and Bluefin Capital, LLC. Incorporated by reference to Exhibit 10.35 to Form 10-Q filed on August 14, 2007.

10.21.1 Amendment No. 1 to Loan Agreement dated July 30, 2007, by and between the Registrant and Bluefin Capital, LLC.

10.21.2 Amendment No. 2 to Loan Agreement dated November 19, 2007, by and between the Registrant and Bluefin Capital, LLC. Incorporated by reference to Exhibit 10.35.2 to Form 8-K filed on November 26, 2007.

10.22 Guaranty Agreement, dated June 27, 2007, by Talon International, Inc., Tag-It, Inc., A.G.S. Stationary, Inc., Tag-It Pacific Limited, Tag-It Pacific (HK) Ltd., Tagit de Mexico, S.A. de C. V., Talon Zipper (Shenzhen) Company, Ltd., and Talon International, Pvt. Ltd. in favor of Bluefin Capital, LLC. Incorporated by reference to Exhibit 10.36 to Form 10-Q filed on August 14, 2007.

10.23 Collateral Agreement, dated June 27, 2007, by and among Tag-It Pacific, Inc., Talon International, Inc., Tag-It, Inc., A.G.S. Stationary, Inc., Tag-It Pacific Limited, Tag-It Pacific (HK) Ltd., Tagit de Mexico, S.A. de C. V., Talon Zipper (Shenzhen) Company, Ltd., and Talon International, Pvt. Ltd. in favor of Bluefin Capital, LLC. Incorporated by reference to Exhibit 10.37 to Form 10-Q filed on August 14, 2007.

10.24 Registration Rights Agreement, dated June 27, 2007, by Talon International, Inc., for the benefit of holders. Incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-3 filed on August 10, 2007.

10.25 Form of Warrant issued to Bluefin Capital, LLC. Incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-3 filed on August 10, 2007.

10.26 Promissory Note, dated June 27, 2007, executed by Colin Dyne in favor of Tag-It Pacific, Inc. Incorporated by reference to Exhibit
              10.40 to Form 10-Q filed on August 14, 2007.

14.1 Code of Ethics. Incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 30, 2004.

21.1          Subsidiaries.

23.1          Consent of Singer Lewak Greenbaum & Goldstein LLP.

24.1          Power of Attorney (included on signature page).

31.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

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