Form 10-Q
period 2008-03-31
TALON INTERNATIONAL, INC.
filed 2008-05-15
CIK 1047881

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

                 For the quarterly period ended March 31, 2008.

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

                                 Yes [X] No [ ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [ ]

Smaller reporting company [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

         AT MAY 14, 2008 THE ISSUER HAD 20,291,433 SHARES OF COMMON STOCK, $.001 PAR VALUE, ISSUED AND OUTSTANDING.

================================================================================

                            TALON INTERNATIONAL, INC.
                               INDEX TO FORM 10-Q



PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements.................................................3

          Consolidated Balance Sheets as of March 31, 2008 (unaudited)
          and December 31, 2007 ...............................................3

          Consolidated Statements of Operations for the Three Months
          Ended March 31, 2008 and 2007 (unaudited)............................4

          Consolidated Statement of Stockholders Equity for the
          Three Months Ended March 31, 2008 (unaudited)........................5

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2008 and 2007 (unaudited)...............6

          Notes to the Consolidated Financial Statements.......................7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................19

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........28

Item 4.   Controls and Procedures.............................................28


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings...................................................29

Item 1A.  Risk Factors .......................................................29

Item 6.   Exhibits ...........................................................30

                            TALON INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                  March 31, 2008   December 31,
                                                    (Unaudited)        2007
                                                   ------------    ------------
Assets
Current Assets:
   Cash and cash equivalents ...................   $  1,774,819    $  2,918,858
   Marketable Securities .......................        380,000       1,040,000
   Accounts receivable, net ....................      4,939,373       3,504,351
   Inventories, net ............................      2,866,212       2,487,427
   Prepaid expenses and other current assets ...        359,587         945,566
                                                   ------------    ------------
Total current assets ...........................     10,319,991      10,896,202

Property and equipment, net ....................      5,039,564       5,210,446
Fixed assets held for sale .....................        700,000         700,000
Due from related parties .......................        637,255         625,454
Other intangible assets, net ...................      4,110,751       4,110,751
Other assets ...................................        545,048         551,054
                                                   ------------    ------------
Total assets ...................................   $ 21,352,609    $ 22,093,907
                                                   ============    ============


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable .............................   $  7,958,249    $  6,603,929
  Accrued legal costs ..........................        161,757         498,846
  Other accrued expenses .......................      2,739,076       2,646,662
  Demand notes payable to related parties ......         85,176          85,176
  Current portion of capital lease obligations .        290,071         323,317
  Current portion of notes payable .............        281,631         299,108
                                                   ------------    ------------
Total current liabilities ......................     11,515,960      10,457,038

Capital lease obligations, less current portion         118,227         189,705
Notes payable, less current portion ............        793,007         848,484
Revolver note payable ..........................      4,507,806       3,807,806
Term note payable, net of discount .............      7,393,282       7,424,573
Other long term liabilities ....................         83,651          83,651
                                                   ------------    ------------
Total liabilities ..............................     24,411,933      22,811,257
                                                   ------------    ------------

Commitments and contingencies (Note 11)

Stockholders' Equity:
   Preferred stock Series A, $0.001 par value;
     250,000 shares authorized; no shares issued
     or outstanding ............................           --              --
   Common stock, $0.001 par value, 100,000,000
     shares authorized; 20,291,433 shares issued
     and outstanding at March 31, 2008 and
     at December 31, 2007 ......................         20,291          20,291
  Additional paid-in capital ...................     54,655,511      54,510,161
  Accumulated deficit ..........................    (57,130,990)    (55,292,246)
  Accumulated other comprehensive (loss) income        (604,136)         44,444
                                                   ------------    ------------
Total stockholders' deficit ....................     (3,059,324)       (717,350)
                                                   ------------    ------------
Total liabilities and stockholders' equity .....   $ 21,352,609    $ 22,093,907
                                                   ============    ============


     See accompanying notes to condensed consolidated financial statements.

                            TALON INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended March 31,
                                                 ------------------------------

                                                     2008              2007
                                                 ------------      ------------

Net sales ..................................     $  9,985,489      $  9,090,117

Cost of goods sold .........................        7,227,524         6,386,502
                                                 ------------      ------------
Gross profit ...............................        2,757,965         2,703,615

Selling expenses ...........................          719,963           706,235
General and administrative expenses ........        3,348,236         2,611,042
                                                 ------------      ------------
Total operating expenses ...................        4,068,199         3,317,277
                                                 ------------      ------------
Loss from operations .......................       (1,310,234)         (613,662)

Interest expense, net ......................          549,514           181,682
                                                 ------------      ------------
Loss before income taxes ...................       (1,859,748)         (795,344)
Provision (benefit) for income taxes .......          (21,004)             --
                                                 ------------      ------------
Net loss ...................................     $ (1,838,744)     $   (795,344)
                                                 ============      ============

Basic loss per share .......................     $      (0.09)     $      (0.04)
                                                 ============      ============
Diluted loss per share .....................     $      (0.09)     $      (0.04)
                                                 ============      ============

Weighted average number of common
   shares outstanding:
     Basic .................................       20,291,433        18,533,100
                                                 ============      ============
     Diluted ...............................       20,291,433        18,533,100
                                                 ============      ============


     See accompanying notes to condensed consolidated financial statements.

                            TALON INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                          Preferred Stock
                                            Common Stock                     Series A
                                     ---------------------------   ---------------------------
                                        Shares         Amount         Shares         Amount
                                     ------------   ------------   ------------   ------------
BALANCE, JANUARY 1, 2008 .........     20,291,433   $     20,291           --     $       --

   Stock based compensation ......           --             --             --             --

   Accumulated other comprehensive
     income: foreign currency
     translation .................           --             --             --             --

   Net loss ......................           --             --                            --
                                     ------------   ------------   ------------   ------------
BALANCE, MARCH 31, 2008 ..........     20,291,433   $     20,291           --     $       --
                                     ============   ============   ============   ============


                                                                    Accumulated
                                      Additional                       Other            Total
                                       Paid-In      Accumulated    Comprehensive    Stockholders'
                                       Capital       (Deficit)         Income          Equity
                                     ------------   ------------    ------------    ------------
BALANCE, JANUARY 1, 2008 .........   $ 54,510,161   $(55,292,246)   $     44,444    $   (717,350)

   Stock based compensation ......        145,350           --              --           145,350

   Accumulated other comprehensive
     income: foreign currency
     translation .................           --             --          (648,580)       (648,580)

   Net loss ......................           --             --        (1,838,744)     (1,838,744)
                                     ------------   ------------    ------------    ------------
BALANCE, MARCH 31, 2008 ..........   $ 54,655,511   $(57,130,990)   $   (604,136)   $ (3,059,324)
                                     ============   ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                            TALON INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      2008            2007
                                                                  ------------    ------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
    Net loss ..................................................   $ (1,838,744)   $   (795,344)
Adjustments to reconcile net loss to net cash from
  operating activities:
    Depreciation and amortization .............................        268,874         377,215
    Amortization of deferred financing costs and debt discounts        245,712            --
    Increase in allowance for doubtful accounts ...............            829           7,500
    Increase (decrease) in inventory valuation reserves .......           --          (159,796)
    Stock based compensation ..................................        145,350          65,000
    Changes in operating assets and liabilities:
       Receivables, including related party ...................     (1,435,851)       (243,227)
       Inventories ............................................       (378,785)        432,685
       Recoverable legal costs ................................           --        (3,195,767)
       Prepaid expenses and other current assets ..............        585,979          74,829
       Other assets ...........................................        (44,102)         10,016
       Accounts payable and accrued expenses ..................      1,333,038       1,182,174
       Accrued legal expenses .................................       (337,089)      3,090,442
                                                                  ------------    ------------
    Net cash provided by (used by) operating activities .......     (1,454,789)        845,727
                                                                  ------------    ------------

Cash flows from investing activities:
    Acquisition of property and equipment .....................        (97,992)       (356,195)
                                                                  ------------    ------------
    Net cash used by investing activities .....................        (97,992)       (356,195)
                                                                  ------------    ------------

Cash flows from financing activities:
    Collection of notes receivable ............................           --           331,656
    Proceeds from exercise of stock options ...................           --            42,750
    Proceeds from revolver ....................................        700,000            --
    Repayment of term note ....................................       (125,000)           --
    Repayment of capital leases ...............................       (104,724)       (105,756)
    Repayment of notes payable ................................        (72,954)       (420,758)
                                                                  ------------    ------------
    Net cash provided by (used by) financing activities .......        397,322        (152,108)
                                                                  ------------    ------------

Net increase (decrease) in cash ...............................     (1,155,459)        337,424
Net effect of foreign currency exchange translation on cash ...         11,420            --
Cash at beginning of period ...................................      2,918,858       2,934,673
                                                                  ------------    ------------

Cash at end of period .........................................   $  1,774,819    $  3,272,097
                                                                  ============    ============

Supplemental disclosures of cash flow information:
   Cash received (paid) during the period for:
      Interest paid ...........................................   $   (320,880)   $   (221,574)
      Interest received .......................................   $      5,637    $     75,820
      Income taxes refunds ....................................   $     17,892    $       --
    Non-cash financing activity:
      Deferred financing cost .................................   $    (38,307)   $       --
      Effect of foreign currency translation on net assets ....   $     (9,532)   $       --


     See accompanying notes to condensed consolidated financial statements.

                            TALON INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.           PRESENTATION OF INTERIM INFORMATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of Talon International, Inc. and its consolidated subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-K for the year ended December 31, 2007. The balance sheet as of December 31, 2007 has been derived from the audited financial statements as of that date but omits certain information and footnotes required for complete financial statements. On July 27, 2007, the Company changed its name from Tag-It Pacific, Inc. to Talon International, Inc.


NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A complete description of the Company's Significant Accounting Policies is included in the Company's Annual Report on Form 10-K (and amendments thereto) for the year ended December 31, 2007, and should be read in conjunction with these unaudited condensed consolidated financial statements. The Significant Accounting Policies noted below are only those policies that have changed materially or have supplemental information included for the periods presented here.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        We are required to make judgments as to the collectability of accounts receivable based on established aging policy, historical experience and future expectations. The allowance for doubtful accounts represents amounts for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. We record these allowances based on estimates related to the following factors: (i) customer specific allowances;
(ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified. Bad debt expense for the three months ended March 31, 2008 is $700, compared to recoveries of bad debts of $10,400 for the three months ended March 31, 2007.

INTANGIBLE ASSETS

        Intangible assets consist of our trade name and exclusive license and intellectual property rights. Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, which average 5 years, and reviewed for impairment in accordance with the provisions of FASB Statement No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Amortization expense for these assets for the three months ended March 31, 2008 and 2007 was $0 and $30,600, respectively.

CLASSIFICATION OF EXPENSES

         COSTS OF SALES - Cost of goods sold primarily includes expenses related to inventory purchases, customs, duty, freight, overhead expenses and reserves for obsolete inventory. Overhead expenses primarily consist of warehouse and operations salaries, and other warehouse expense.

         SELLING EXPENSES - Selling expenses primarily include royalty expense, sales salaries and commissions, travel and entertainment, marketing and other sales related costs. Marketing and advertising efforts are expensed as incurred and for the three months ended March 31, 2008 and 2007 were $42,100 and $178,400, respectively.

         GENERAL  AND  ADMINISTRATIVE  EXPENSES  -  General  and  administrative expenses primarily include administrative salaries, employee benefits, professional service fees, facility expenses, information technology costs, investor relations, travel and entertainment, depreciation and amortization, bad debts and other general corporate expenses.

         INTEREST EXPENSE, NET - Interest expense reflects the cost of borrowing and amortization of deferred financing costs and discounts. Interest expense for the three months ended March 31, 2008 and 2007 totaled $567,000 and $316,700, respectively. Interest income consists of earnings from outstanding amounts due to the Company under notes and other interest bearing receivables. For the three months ended March 31, 2008 and 2007, the Company recorded interest income of $17,400 and $92,000 respectively.

         Cash paid for interest charges for the three months ended March 31, 2008 and 2007 amounted to $320,900 and $221,600, respectively. Interest payments received during the three months ended March 31, 2008 and 2007 totaled $5,600 and $57,300, respectively.

SHIPPING AND HANDLING COSTS

         In  accordance   with  Emerging   Issues  Task  Force  ("EITF")  00-01,
ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS, the Company records shipping and handling costs billed to customers as a component of revenue, and shipping and handling cost incurred by the Company for outbound freight are recorded as a component of cost of sales. Total shipping and handling costs included as a component of revenue for the three months ended March 31, 2008 and 2007 were $51,000 and $60,900, respectively. Total shipping and handling costs included as a component of cost of sales for the three months ended March 31, 2008 and 2007 were $284,500 and $179,100, respectively.

FOREIGN CURRENCY TRANSLATION

         The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for our subsidiaries in China and India. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. Included in other accumulated comprehensive (loss) income was a cumulative foreign currency translation adjustment gain of $11,400 at March 31, 2008 and of $44,400 at December 31, 2007.

COMPREHENSIVE INCOME

         Comprehensive income consists of net income, unrealized gains and losses on marketable securities, and foreign currency translation adjustments. Comprehensive income and its components for the three months ended March 31, 2008 and 2007 is as follows:

                                                Three Months Ended
                                                     March 31,
                                            --------------------------
                                                2008           2007
                                            -----------    -----------

         Net loss .......................   $(1,838,744)   $  (795,344)
         Other comprehensive income:
         Available-for-sale securities ..      (660,000)          --
         Foreign currency translation ...        11,420           --
                                            -----------    -----------
         Total comprehensive loss .......   $(2,419,865)   $  (795,344)
                                            ===========    ===========

         The available-for-sale securities adjustment represents unrealized losses due to temporary market declines related to our marketable securities that were received in exchange for the Azteca note receivable discussed in Note
5. These marketable securities are classified as available-for-sale securities. The foreign currency translation adjustment represents the net currency translation adjustment gains and losses related to our China and India subsidiaries, which have not been reflected in net income for the periods presented. The foreign translation adjustment for the three months ended March 31, 2007 was insignificant as we commenced our foreign operations in early 2007.

RECLASSIFICATIONS

         Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.


NOTE 3.           LOSS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

THREE MONTHS ENDED MARCH 31, 2008:              LOSS          SHARES       PER SHARE
------------------------------------------   -----------    -----------   -----------
Basic loss per share:
Loss available to common stockholders ....   $(1,838,744)    20,291,433   $     (0.09)

Effect of Dilutive Securities:
Options ..................................          --
Warrants .................................          --
                                             -----------    -----------   -----------
Loss available to common stockholders ....   $(1,838,744)    20,291,433   $     (0.09)
                                             ===========    ===========   ===========

THREE MONTHS ENDED MARCH 31, 2007:
------------------------------------------
Basic loss per share:
Loss available to common stockholders ....   $  (795,344)    18,533,100   $     (0.04)

Effect of Dilutive Securities:
Options ..................................          --
Warrants .................................          --
                                             -----------    -----------   -----------
Loss available to common stockholders ....   $  (795,344)    18,533,100   $     (0.04)
                                             ===========    ===========   ===========

        Warrants to purchase 3,163,813 shares of common stock exercisable at between $3.65 and $5.06, and options to purchase 4,462,235 shares of common stock exercisable at between $0.37 and $5.23, were outstanding for the three months ended March 31, 2008, but were not included in the computation of diluted loss per share because the effect of exercise or conversion would have an antidilutive effect on loss per share.

        Warrants to purchase 1,093,813 shares of common stock exercisable at between $3.65 and $5.06, and options to purchase 4,703,135 shares of common stock exercisable at between $0.37 and $5.23, convertible debt of $12,500,000 convertible at $3.65 per share and other convertible debt of $500,000 convertible at $4.50 per share were outstanding for the three months ended March 31, 2007, but were not included in the computation of diluted loss per share because the effect of exercise or conversion would have an antidilutive effect on loss per share.


NOTE 4.           MARKETABLE SECURITIES

         The Company finalized an arrangement between the Company and Azteca Production International, Inc. ("Azteca"), a former distributor of Talon products, on December 31, 2007. The agreement called for Azteca to deliver 2,000,000 shares of unrestricted common stock of a value of $1,040,000 in exchange for cancellation of the Azteca Note Receivable discussed in Note 5. On January 30, 2008, the Company was notified that unrestricted shares had been delivered by Azteca and that the Company could begin trading these shares selling no more than 10,000 shares a week in accordance with the agreement. The portfolio of marketable securities is stated at the lower of cost or market at the balance sheet date and consists of common stocks. No realized or unrealized gains or losses were recognized during the year ended December 31, 2007. Unrealized losses of $660,000 were recognized in other comprehensive income for the three months ended March 31, 2008. The value of the common stock on May 12, 2008 had increased $480,000 to $860,000, as compared to the value on March 31, 2008.


NOTE 5.           ACCOUNTS AND NOTE RECEIVABLE

         At March 31, 2007 a note receivable from Azteca was outstanding in the amount of $2,467,800. The note receivable was payable to the Company in monthly installments over thirty-one months beginning March 1, 2006. The payments were $50,000 per month for the first 5 months, and then ranged from $133,000-$267,000 per month until paid in full, but no later than July 1, 2008.

         Azteca failed to make the scheduled note payments due on July 1, 2007, and all subsequent periods thereafter, triggering a default and exhausting all cure periods under the note and resulting in the entire note balance being due and payable. On September 10, 2007, after meeting with and conducting extensive discussions with Azteca, they failed to provide to the Company certain security interests as required under the note to make the scheduled note payments and Azteca further expressed its belief that it would be unable to make any note payments in the foreseeable future. As a result, in September 2007, the Company reflected a charge of $2,127,653 to fully reserve the outstanding balance due from Azteca. In December 2007, an agreement was reached whereby Azteca agreed to deliver shares of common stock in lieu of the note receivable. In December 2007, the Company reversed part of the impairment recorded in September 2007 and reflected income of $1,040,000 in connection with this agreement.

         Accounts receivable are included on the accompanying consolidated balance sheet net of an allowance for doubtful accounts. The total allowance for doubtful accounts at March 31, 2008 and December 31, 2007 was $91,000 and $140,420, respectively.

NOTE 6.           INVENTORIES

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

         Inventories consist of the following:

                                              March 31,    December 31,
                                                2008           2007
                                            ------------   ------------

         Finished goods .................   $  3,543,500   $  3,506,400
         Less reserves ..................        677,300      1,019,000
                                            ------------   ------------
         Total inventories ..............   $  2,866,200   $  2,487,400
                                            ============   ============


NOTE 7.  FIXED ASSETS

         Fixed assets held for sale consists of the North Carolina land and manufacturing facility that was closed in connection with the Company's 2005 restructuring plan. The carrying value of these assets at both March 31, 2008 and December 31, 2007 was $700,000. The assets are financed with a mortgage note payable with $684,000 outstanding at March 31, 2008 and $690,000 outstanding at December 31, 2007.

         Management has the authority and has committed to sell the asset, the asset is listed for sale with a commercial real estate agent who is actively marketing the property, the sale of the asset is probable and the sale is expected to be completed within one year.

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

         The Company has evaluated the idle equipment for impairment and has determined that an impairment does not exist at March 31, 2008. If future events occur that adversely affect the idle equipment the Company will record an impairment.


NOTE 8. DEBT FACILITY

         On June 27, 2007 the Company entered into a Revolving Credit and Term Loan Agreement with Bluefin Capital, LLC that provides for a $5.0 million revolving credit loan and a $9.5 million term loan for a three year period ending June 30, 2010. The revolving credit portion of the facility permitted borrowings based upon a formula including 75% the Company's eligible receivables and 55% of eligible inventory, and provides for monthly interest payments at the prime rate plus 2.0%. The term loan bears interest at 8.5% annually with quarterly interest payments and repayment in full at maturity. Borrowings under both credit facilities are secured by all of the assets of the Company.

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

         In connection with the Revolving Credit and Term Loan Agreement, the Company issued 1,500,000 shares of common stock to the lender for $0.001 per share, and issued 2,100,000 warrants for the purchase of common stock. The warrants were exercisable over a five-year period and 700,000 warrants were initially exercisable at $0.95 per share; 700,000 warrants were initially exercisable at $1.05 per share; and 700,000 warrants were initially exercisable at $1.14 per share. The relative fair value ($2,374,169, which includes a reduction for financing costs) issued with this debt facility was allocated to paid-in-capital and reflected as a debt discount to the face value of the term note. This discount was to be amortized over the term of the note and recognized as additional interest cost as amortized. Costs associated with the debt facility included debt fees, commitment fees, registration fees, and legal and professional fees of $486,000. The costs allocable to the debt instruments are reflected in other assets as deferred financing costs and are being amortized over the term of the notes.

        On November 19, 2007, the Company completed an amendment on its loan agreement with Bluefin Capital and issued an additional 250,000 shares of common stock to the lender for $0.001 per share. The exercisable price for 2,100,000 outstanding warrants for the purchase of common stock was amended to an exercise price of $0.75 per share. The new relative fair value ($2,402,936, which includes a reduction for financing costs) issued with this debt facility was allocated to paid-in-capital and reflected as a debt discount to the face value of the term note. This discount was to be amortized over the term of the note and recognized as additional interest cost as amortized.

         On April 3, 2008 the Company executed a further amendment to its loan agreement with Bluefin Capital. The amendment included a redefining of the EBITDA covenants, and the redemption of the common stock warrants previously issued to Bluefin Capital in exchange for the issuance by the Company of an additional note payable to Bluefin Capital for $1.0 million at an interest rate of 8.5%. The Company will record a reduction to equity and an increase to notes payable for the fair value of the warrants. The difference between the fair value of the warrants of $221,723 and the face value of the note will be accreted over the life of the note. The note will incur interest at 8.5% on the principal amount of $1.0 million and the quarterly accretion will also be reflected as interest expense. Both the principal amount of the note and all accrued interest are due and payable on June 30, 2010. The Company paid a one-time fee of $145,000 to secure the amendment of a waiver for the first quarter of fiscal year 2008. The Company's borrowing base was also modified increasing the allowable portion of inventory held by third party vendors to $1.0 million with no more than $500,000 held at any one vendor and by increasing the percentage of accounts receivable to be included in the borrowing base from 75% to 85%. As of March 31, 2008, the Company had outstanding borrowings of $9,375,000 under the term note, and $4,507,800 under the revolving credit note.

         Interest expense related to the Revolving Credit and Term Loan Agreement for the three months ended March 31, 2008 was $531,000, which includes $246,000 in amortization of discounts and deferred financing costs.

NOTE 9.           STOCK-BASED COMPENSATION

          The Company accounts for stock-based awards to employees and directors in accordance with Statement of Financial Accounting Standards No. 123 revised, Share-Based Payment ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Options issued to consultants are accounted for in accordance with the provisions of EITF No. 96-18, "Accounting for Equity Instruments that are Issued to Others than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

         On July 31, 2007, at the Company's annual meeting of stockholders, the 2007 Stock Plan was approved which replaced the 1997 Stock Plan. The 2007 Stock Plan authorizes up to 2,600,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. There were no options granted to employees during the three months ended March 31, 2008.

         There were no options granted during the three months ended March 31, 2007 under the 1997 Stock Plan. During the three months ended March 31, 2007, a consultant exercised options to acquire 75,000 shares of common stock. Cash received upon exercise was $42,750 or $0.57 per share. At the time of exercise, the total intrinsic value of the options exercised was approximately $72,000 (or $0.96 per share). Because the option exercised was a non-qualified stock option, the Company received a tax deduction for the intrinsic value amount.

         As of March 31, 2008, the Company had approximately $246,000 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the weighted average period of 4.2 years. This expected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures. Share-based compensation costs associated with the implementation of FAS 123(R) was $127,000 which included $67,000 from severance for two former officers of the Company.

         The following table summarizes the activity in the Company's share based plans during the three months ended March 31, 2008.

                                                                       Weighted
                                                                        Average
                                                         Number of     Exercise
                                                          Shares         Price
                                                        ----------    ----------
EMPLOYEES AND DIRECTORS
Options and warrants outstanding - January 1, 2008 ..    4,598,235    $     1.46
     Granted ........................................         --            --
     Exercised ......................................         --            --
     Cancelled ......................................     (211,000)   $     0.72
                                                        ----------    ----------
Options and warrants outstanding - March 31, 2008 ...    4,387,235    $     1.49
                                                        ==========    ==========

NON-EMPLOYEES
Options and warrants outstanding - January 1, 2008 ..    3,238,813    $     2.00
     Granted ........................................         --            --
     Exercised ......................................         --            --
     Cancelled ......................................         --            --
                                                        ----------    ----------
Options and warrants outstanding - March 31, 2008 ...    3,238,813    $     2.00
                                                        ==========    ==========

         Included  in the  Non-Employees  options  and  warrants  are  1,500,000 warrants that were redeemed from Bluefin Capital on April 3, 2008, in conjunction with the amendment to the Company's loan agreement with Bluefin Capital. On April 22, 2008, directors of the Company were granted a total of 360,000 stock options at an exercise price of $0.34 per share.


NOTE 10.          INCOME TAXES

         On  January  1,  2007  the  Company  adopted  the  provisions  of  FASB
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with income tax liabilities.

         As a result of the implementation of FIN 48, the Company recognized an increase in liabilities for unrecognized tax benefits of approximately $245,800, which was accounted for as an increase in the January 1, 2007 accumulated deficit.

         The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense. For the three months ended March 31, 2008, the Company recognized accrued interest for unrecognized tax benefits of approximately $3,900. There was no interest or penalties recognized during the three months ended March 31, 2007 for unrecognized tax benefits. At March 31, 2008 and March 31, 2007, the Company had approximately $49,800 and $33,800 accrued in interest and penalties associated with the unrecognized tax liabilities.


NOTE 11.          CONTINGENCIES AND GUARANTEES

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

         In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of the Company's agreements that it has determined are within the scope of FIN 45:

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

NOTE  12.         NEW ACCOUNTING PRONOUNCEMENTS

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

       In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not believe SFAS 161 will have any impact on our consolidated financial statements.


NOTE 13.          SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

         The Company specializes in the distribution of a full range of zipper and trim items to manufacturers of fashion apparel, specialty retailers and mass merchandisers. There is not enough difference between the types of products developed and distributed by the Company to account for these products separately or to justify segmented reporting by product type. The Company believes that revenue and cost of sales by each major product class is a valuable business measurement. The net revenues, cost of sales and gross profit for the three primary product groups are as follows:

                                            Three Months Ended
                                              March 31, 2008:
                         ------------------------------------------------------
                            Talon         Trim          Tekfit     Consolidated
                         -----------   -----------   -----------   ------------

Sales ................   $ 5,611,900   $ 4,365,800   $     7,800    $ 9,985,500
Cost of sales ........     4,482,800     2,735,300         9,400      7,227,500
                         -----------   -----------   -----------    -----------
Gross profit ..........    1,129,100     1,630,500        (1,600)     2,758,000
                         -----------   -----------   -----------    -----------
Operating expenses
(not segregated by
division) ............                                                4,068,200
                                                                    -----------
Loss from operations .                                              $(1,310,200)
                                                                    ===========

                                            Three Months Ended
                                              March 31, 2008:
                         ------------------------------------------------------
                            Talon         Trim          Tekfit     Consolidated
                         -----------   -----------   -----------   ------------

Sales .................  $ 4,726,300    $ 3,984,100   $   379,700   $ 9,090,100
Cost of sales .........    3,477,000      2,670,600       238,900     6,386,500
                         -----------    -----------   -----------   -----------
Gross profit ..........    1,249,300      1,313,500       140,800     2,703,600
                         -----------    -----------   -----------   -----------
Operating expenses
(not segregated by
division) .............                                               3,317,300
                                                                    -----------
Loss from operations ..                                             $  (613,700)
                                                                    ===========

         The Company distributes its products internationally and has reporting requirements based on geographic regions. The net book value of long-lived assets (consisting of property and equipment, intangible assets and property held for sale) is attributed to countries based on the location of the assets and revenues are attributed to countries based on customer delivery locations, as follows:

                                                        Three Months Ended
                Country                                      March 31,
                                                 -------------------------------
SALES                                               2008                  2007
                                                 ----------           ----------

United States ........................           $  657,500           $  842,500
Hong Kong ............................            3,655,300            3,562,900
China ................................            1,915,600            1,619,600
India ................................              709,100              482,300
Bangladesh ...........................              733,600              630,300
Other ................................            2,314,400            1,952,500
                                                 ----------           ----------
Total ................................           $9,985,500           $9,090,100
                                                 ==========           ==========

                                                     March 31,      December 31,
                                                       2008             2007
                                                   ------------     ------------
LONG-LIVED ASSETS:
     United States ...........................     $  8,571,500     $  8,778,400
     Hong Kong ...............................          565,300          556,900
     Dominican Republic ......................          530,900          558,200
     China ...................................          165,900          109,800
     Other ...................................           16,700           17,900
                                                   ------------     ------------
Total ........................................     $  9,850,300     $ 10,021,200
                                                   ============     ============


NOTE 14.          SUBSEQUENT EVENT

        On April 3, 2008, the Company executed an amendment to the existing revolving credit and term loan agreement with Bluefin Capital. The amendment provided for an amendment of the EBITDA and other financial covenants, and the redemption of the stock warrants previously issued to Bluefin Capital in exchange for the issuance of an additional note payable to Bluefin Capital for $1.0 million at an interest rate of 8.5%. The Company will record a reduction to equity and an increase to notes payable for the fair value of the warrants redeemed. The difference between the fair value of the warrants of $221,723 and the face value of the note will be accreted over the life of the note. The note will incur interest at 8.5% on the principal amount of $1.0 million and the quarterly accretion will also be reflected as interest expense. The additional note and all accrued interest under the note are due and payable on June 30, 2010. The Company's borrowing base was also modified increasing the allowable portion of inventory held by third party vendors to $1.0 million with no more than $500,000 held at any one vendor and by increasing the percentage of accounts receivable to be included in the borrowing base 75% to 85%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         This report and other documents we file with the Securities and Exchange Commission contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management's assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations below. We have based our forward looking statements on our management's beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. Reference is made in particular to forward looking statements regarding projections or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, international businesses, competitive position, adequate liquidity to fund our operations and meet our other cash requirements.

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

         We have increased and plan to continue to increase our global expansion of Talon zippers through the establishment of a network of Talon locations, distribution relationships, and joint ventures. The network of global manufacturing and distribution locations are expected to improve our global footprint and allow us to more effectively serve apparel brands and manufacturers globally.

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

         Our Tekfit services provide manufacturers with the patented technology, manufacturing know-how and materials required to produce garments incorporating an expandable waistband. These products were previously produced by several manufacturers for one single brand. In October 2006 our exclusive supply contract with this brand expired. Our efforts to expand this product offering to other customers have been limited by a licensing dispute. As described more fully in this report under Contingencies and Guarantees (see Note 11 to our Unaudited Condensed Consolidated Financial Statements), we are presently in litigation with Pro-Fit Holdings Limited regarding our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit's patented technology. Our growth prospects, results of operations and financial condition could be materially adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us.

RESULTS OF OPERATIONS

         The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          --------------------
                                                            2008         2007
                                                          -------      -------
Net Sales ............................................      100.0%       100.0%
Cost of goods sold ...................................       72.4         70.3
                                                          -------      -------
Gross profit .........................................       27.6         29.7
Selling expenses .....................................        7.2          7.8
General and administrative expenses ..................       33.5         28.6
Interest & taxes .....................................        5.3          2.0
                                                          -------      -------
Net income (loss) ....................................      (18.4)%       (8.7)%
                                                          =======      =======


         SALES

         For the three months ended March 31, 2008 and 2007, sales by geographic region based on the location of the customer as a percentage of sales:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                   -------------------
                                                     2008        2007
                                                   -------     -------

         United States ........................        6.6%        9.3%
         Hong Kong ............................       36.6        39.2
         China ................................       19.2        17.8
         India ................................        7.1         5.3
         Bangladesh ...........................        7.3         6.9
         Other ................................       23.2        21.5
                                                   -------     -------
              Total ...........................      100.0%      100.0%
                                                   =======     =======


         Sales for the three months ended March 31, 2008 were $10.0 million, an increase of $0.9 million or 9.8% from the same period in 2007. The net increase reflects the increase in sales of our Talon and Trim products. Talon sales increased $0.9 million or 18.7% from the same period in 2007 and Trim sales increased $0.4 million or 9.6% from the same period in 2007. The increase in Talon and Trim sales were offset by a decline in Tekfit sales of $0.4 million from the same period in 2007. The decline in sales of Tekfit products resulted from slower than expected expansion of this product offering to other customers following the termination in October 2006 of an exclusive contract for this product.

         GROSS PROFIT

         Gross profit for the three months ended March 31, 2008 was $2.8 million, as compared to $2.7 million for the same period in 2007. The increase in gross profit for the three months ended March 31, 2008 as compared to the same period in 2007 was principally attributable to higher overall sales volumes, decreased obsolescence costs and related inventory write-offs, and decreased freight and duty costs; offset by a lower direct margin resulting from a change in the mix in sales by product group, higher manufacturing and assembly overhead costs, and other cost of sales charges.

         A brief recap of the change in gross profit for the three months ended March 31, 2008 as compared with the same periods in 2007 is as follows:

                                                       (Amounts in thousands)
                                                         Three Months Ended
                                                               March 31,
                                                         ------------------
                                                          Amount      %(1)
                                                         -------    -------
         Gross profit increase as a result of:
         Higher volumes ..............................   $   310       11.5
         Decreased obsolescence & inventory costs ....        36        1.3
         Decreased freight and duty costs ............         8        0.3
         Higher manufacturing & assembly costs .......       (10)      (0.4)
         Other cost of sales charges .................       (77)      (2.8)
         Product margin ..............................      (213)      (7.9)
                                                         -------    -------
         Gross profit increase .......................   $    54        2.0
                                                         =======    =======

(1) Represents the percentage change in the 2008 period, as compared to the same period in 2007.


         SELLING EXPENSES

         Selling expenses for the three months ended March 31, 2008 were $0.7 million, or 7.2% of sales, as compared to $0.7 million, or 7.1% of sales, for the same period in 2007. Selling costs remained relatively flat compared to the same period in 2007. Costs associated with additional sales employees increased approximately $116,000 and travel increased $34,000 due to increased foreign operations. The increases were offset by reduced marketing and advertising expenses of approximately $94,000 and lower commissions of $38,000 due to changes in management and commission agreements.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the three months ended March 31, 2008 were $3.3 million, or 33.5% of sales, as compared with $2.6 million, or 26.1% of sales, for the same period in 2007. The increase in the general and administrative expenses as a percentage of sales is principally the result of increased salaries, travel, professional services, production samples and travel. The net increase in general and administrative costs of $726,000 results from increased salaries and benefits of $552,000 due primarily to severance accruals of $657,000, increased stock-based compensation of $67,000 also due to severance, increased travel of $57,000 due to increased foreign operations, increased facilities expense of $75,000 due to new facilities in Hong Kong and China, and increased professional fees of $53,000 due to an increase in the use of temporary employees. These increases were offset by lower legal costs of $84,000 and lower audit costs of $133,000.

         During the three months ended March 31, 2008 the share-based compensation costs associated with the implementation of FAS 123(R) was $127,000 (which included $80,000 from severance) as compared with $65,000 for the same period in 2007. For the three months ended March 31, 2008 general and administrative expenses included $1,000 in bad debt expense, and for the three months ended March 31, 2007 general and administrative expenses were net of $10,000 in net bad debt recoveries.

         INTEREST EXPENSE AND INTEREST INCOME

         Interest expense increased by approximately $293,000 to $678,000 for the three months ended March 31, 2008, as compared to the same period in 2007 due to increased borrowings under certain notes and our revolver facility and due to the amortization of deferred financing costs and debt discounts.

         Interest income for the three months ended March 31, 2008 decreased by approximately $62,000 to $30,000 due primarily to the reduction of the Azteca note receivable.

         A brief summary of interest expense and interest income is presented below:

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                ----------------------
                                                   2008         2007
                                                ---------    ---------

         Interest expense ...................   $ 323,300    $ 196,100
         Amortization of deferred financing
           costs & debt discounts ...........     243,700       77,600
                                                ---------    ---------
             Interest expense ...............     567,000      273,700
         Interest income ....................     (17,400)     (92,000)
                                                ---------    ---------
         Interest expense, net ..............   $ 549,600    $ 181,700
                                                =========    =========


         INCOME TAXES

         There was an income tax benefit of $21,000 for the three months ended March 31, 2008 due to the operating losses incurred in our foreign operations where we will be able to utilize operating loss carry-forwards to offset future taxable income. There was no provision for income taxes for the three months ended 2007 due to the operating losses incurred and no benefit for income taxes has been recorded since there was not sufficient evidence to determine that we would be able to utilize our net operating loss carry-forwards to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes selected financial data at (amounts in thousands):

                                                March 31,     December 31,
                                                  2008            2007
                                              ------------    ------------
         Cash and cash equivalents ........   $      1,775    $      2,919
         Total assets .....................         21,353          22,094
         Current liabilities ..............         11,516          10,457
         Non-current liabilities ..........         12,896          12,354
         Stockholders' deficit ............         (3,059)           (717)


         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents decreased by $1,155,000 at March 31, 2008 as compared to December 31, 2007, principally due to cash used by operating activities and cash used in investing activities, net of cash flows from financing activities.

         Cash used by operating activities is our primary recurring source and use of funds, and was approximately $1,455,000 for the three months ended March 31, 2008. The cash provided by (used by) operating activities during the three months resulted principally from (in thousands):

         Net loss before non-cash expenses .................   $  (1,178)
         Inventory increases, net of reserves ..............        (379)
         Receivable increases, net of reserves .............      (1,436)
         Increase in accounts payable and accrued expense ..       1,333
         Other .............................................         205
                                                               ---------
                                                               $   1,455
                                                               =========


         Net cash used in investing activities for the three months ended March 31, 2008 was $98,000 as compared to $356,000 for the three months ended March 31, 2007. These expenditures were principally associated with leasehold improvements in new facilities and office equipment for new employees. The cash used in the first quarter of 2007 represents capital expenditures for leasehold improvements in new facilities, office equipment for new employees, improvements in our technology systems and a marketing website acquisition.

         Net cash provided by financing activities for the three months ended March 31, 2008 was approximately $397,000 and primarily reflects borrowings against our available revolver line of credit, net of repayment of borrowings under capital leases and notes payable. For the three months ended March 31, 2007 the cash used in financing activities was $152,000 and primarily reflects the repayment of borrowings under capital leases and notes payable, net of collections under our note receivable and funds raised from the exercise of stock options.

         On June 27, 2007, we entered into a Revolving Credit and Term Loan Agreement with Bluefin Capital, LLC that provides for a $5.0 million revolving credit loan and a $9.5 million term loan for a three year period ending June 30, 2010. During the period covered by this report, the revolving credit portion of the facility permited borrowings based upon a formula including 75% of our eligible receivables and 55% of eligible inventory, and provides for monthly interest payments at the prime rate plus 2.0%. The term loan bears interest at 8.5% annually with quarterly interest payments and repayment in full at maturity. Borrowings under both credit facilities are secured by all of our assets. There was $492,000 and $879,000 in available borrowings at March 31, 2008 and December 31, 2007, respectively.

         On April 3, 2008, we executed an amendment to the existing revolving credit and term loan agreement with Bluefin Capital. The amendment provided for an amendment of the EBITDA and other financial covenants, and the redemption of the stock warrants previously issued to Bluefin Capital in exchange for the issuance of an additional note payable to Bluefin Capital for $1.0 million at an interest rate of 8.5%. We will record a reduction to equity and an increase to notes payable for the fair value of the warrants redeemed. The difference between the fair value of the warrants of $221,723 and the face value of the note will be accreted over the life of the note. The note will incur interest at 8.5% on the principal amount of $1.0 million and the quarterly accretion will also be reflected as interest expense. The additional note and all accrued interest under the note are due and payable on June 30, 2010. Our borrowing base was also modified increasing the allowable portion of inventory held by third party vendors to $1.0 million with no more than $500,000 held at any one vendor and by increasing the percentage of accounts receivable to be included in the borrowing base 75% to 85%. As of March 31, 2008, we had outstanding borrowings of $9.4 million under the term note, and $4.5 million under the revolving credit note.

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

         We have historically satisfied our working capital requirements primarily through cash flows generated from operations and borrowings under our credit facility. As we continue to expand globally in response to the industry trend to outsource apparel manufacturing to offshore locations, our foreign customers, some of which are backed by U.S. brands and retailers, are increasing. Our revolving credit facility provides limited financing secured by our accounts receivable, and our current borrowing capability may not provide the level of financing we need to continue in or to expand into additional foreign markets. We are continuing to evaluate non-traditional financing of our foreign assets and equity transactions to provide capital needed to fund our expansion and operations.

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


CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at March 31, 2008 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                   Payments Due by Period
                            -------------------------------------------------------------------
                                            Less than       1-3           4-5          After
 Contractual Obligations       Total         1 Year        Years         Years        5 Years
-------------------------   -----------   -----------   -----------   -----------   -----------
Demand notes payable to
  related parties (1) ...   $   214,900   $   214,900   $      --     $      --     $      --
Capital lease obligations   $   443,700   $   315,700   $   128,000   $      --     $      --
Operating leases ........   $ 1,192,700   $   554,200   $   638,500   $      --     $      --
Revolver and term note ..   $16,560,000   $ 1,134,300   $15,425,700   $      --     $      --
Other notes payable .....   $ 1,231,800   $   343,500   $   888,300   $      --     $      --
                            -----------   -----------   -----------   -----------   -----------
     Total Obligations ..   $19,643,100   $ 2,562,600   $17,080,500   $      --     $      --
                            ===========   ===========   ===========   ===========   ===========

(1) The majority of notes payable to related parties are due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment, and include accrued interest payable through March 31, 2008.

         At March 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

         Colin Dyne, a director and significant stockholder of the Company, is also a significant shareholder in People's Liberation, Inc. During the three months ended March 31, 2008 and 2007, we had sales of $111,500 and $141,800, respectively, to subsidiaries of People's Liberation, Inc. At March 31, 2008, accounts receivable included $105,900 outstanding from People's Liberation subsidiaries. At December 31, 2007, accounts receivable of $44,000 were outstanding from subsidiaries of People's Liberation, Inc.

         Due from related parties at March 31, 2008 and December 31, 2007 includes $637,300 and $625,500, respectively, of unsecured notes, advances and accrued interest receivable from Colin Dyne. The notes and advances bear interest at 7.5% and are due on demand. During 2007 and 2008 certain notes payable due to Mr. Dyne were used to satisfy notes receivable from Mr. Dyne.

         Demand notes payable to related parties includes notes and advances to Mark Dyne, the Chairman of the Board of Directors of the Company or to parties related to or affiliated with Mark Dyne. The balance of Demand notes payable to related parties at March 31, 2008 and at December 31, 2007 was $85,200.

         Jonathan Burstein, a former director of the Company, purchases products from the Company through an entity operated by his spouse. For the three months ended March 31, 2008 and 2007, sales to this entity were $100. At March 31, 2008 and December 31, 2007, accounts receivable included $0 and $28,700, respectively, due from this entity. On October 25, 2007, Mr. Burstein resigned as a director of the Company.

         In December, 2007, we recorded a onetime charge for the consulting contract with Mr. Burstein in connection with his resignation as a director of the Company. We continue to make payments on this contract and in March 31, 2008 consulting fees of $48,500 were paid under the terms of his contract. Consulting fees of $73,400 were paid for services provided by Jonathan Burstein for the three months ended March 31, 2007.

         Consulting fees paid to Diversified Investments, a company owned by Mark Dyne, amounted to $37,500 for the three months ended March 31, 2008 and 2007.

         Consulting fees of $75,000 and $68,750 were paid for services provided by Colin Dyne for the three months ended March 31, 2008 and 2007.

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

         Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         o Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectibility of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. During the three months ended March 31, 2008, we had additional provisions for bad debt of $24,800 (with recoveries of $24,100) for the three months ended March 31, 2008, and we had net recoveries of $10,400 (with provisions of $9,200) for the three months ended March 31, 2007.

         o Inventories are stated at the lower of cost (determined using the first-in, first-out basis,) or market value and are all substantially finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead. Inventory is evaluated on a continual basis and reserve adjustments are made based on management's estimate of future sales value, if any, of specific inventory items. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. Provisions for reserves for inventory valuation for the three months ended March 31, 2008 and 2007 were $0.

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

       In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not believe SFAS 161 will have any impact on our consolidated financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.


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

         As of the end of the period covered by this report, management, with the participation of Lonnie D. Schnell, our principal executive officer and principal financial officer, and David A. Hunter, our principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, Mr. Schnell and Mr. Hunter concluded that these disclosure controls and procedures were effective as of the end of the period covered in this Quarterly Report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         During the first quarter ended March 31, 2008, there were no changes in our internal control over financial accounting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


ITEM 1A. RISK FACTORS

         Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. No material change to such risk factors has occurred during the three months ended March 31, 2008.

ITEM 6.  EXHIBITS

EXHIBIT NO.       DESCRIPTION
----------        -----------

10.21.3 Amendment No. 3 to Revolving Credit and Term Loan Agreement, dated as of March 31, 2008, between Talon International, Inc. and Bluefin Capital, LLC.

10.27 Separation Agreement, dated as of February 4, 2008, between Stephen Forte and Talon International, Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 6, 2008.

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





Dated:  May 15, 2008                   /S/ LONNIE D. SCHNELL
                                       -----------------------------------------
                                       Lonnie D. Schnell
                                       Chief Executive Officer & Chief Financial
                                       Officer