Form 10-Q
period 2008-06-30
TALON INTERNATIONAL, INC.
filed 2008-08-19
CIK 1047881

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2008.

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

         AT AUGUST 19, 2008 THE ISSUER HAD 20,291,433 SHARES OF COMMON STOCK, $.001 PAR VALUE, ISSUED AND OUTSTANDING.

                            TALON INTERNATIONAL, INC.
                               INDEX TO FORM 10-Q



PART I   FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Financial Statements..................................................3

         Consolidated Balance Sheets as of June 30, 2008 (unaudited)
           and December 31, 2007 ..............................................3

         Consolidated Statements of Operations for the Three Months
           and the Six Months Ended June 30, 2008 and 2007 (unaudited).........4

         Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2008 and 2007 (unaudited).................5

         Notes to the Consolidated Financial Statements........................7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........32

Item 4.  Controls and Procedures..............................................32


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................34

Item 1A. Risk Factors ........................................................35

Item 6.  Exhibits ............................................................35

                            TALON INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                    June 30,       December 31,
                                                      2008            2007
                                                  (Unaudited)
                                                 -------------    -------------

Assets
Current Assets:
   Cash and cash equivalents ..................  $   3,741,404    $   2,918,858
   Marketable securities available for sale ...        540,000        1,040,000
   Accounts receivable, net ...................      7,077,382        3,504,351
   Inventories, net ...........................      2,673,647        2,487,427
   Prepaid expenses and other current assets ..        790,749          945,566
                                                 -------------    -------------
Total current assets ..........................     14,823,182       10,896,202

Property and equipment, net ...................      4,809,710        5,210,446
Fixed assets held for sale ....................        687,955          700,000
Due from related parties ......................        649,278          625,454
Other intangible assets, net ..................      4,110,751        4,110,751
Other assets ..................................        190,795          140,782
                                                 -------------    -------------
Total assets ..................................  $  25,271,671    $  21,683,635
                                                 =============    =============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ............................  $  11,297,188    $   6,603,929
  Accrued legal costs .........................        237,665          498,846
  Other accrued expenses ......................      2,841,258        2,646,662
  Demand notes payable to related parties .....         85,176           85,176
  Current portion of capital lease obligations         282,796          323,317
  Current portion of notes payable ............        263,869          299,108
                                                 -------------    -------------
Total current liabilities .....................     15,007,952       10,457,038

Capital lease obligations, less current portion         50,069          189,705
Notes payable, less current portion ...........        736,613          848,484
Revolver note payable .........................      4,160,710        3,807,806
Term notes payable, net of discounts of
  $2,933,300 and $2,485,700 ...................      7,441,705        7,014,301
Other long term liabilities ...................         83,651           83,651
                                                 -------------    -------------
Total liabilities .............................     27,480,700       22,400,985
                                                 -------------    -------------

Commitments and contingencies (Note 11)

Stockholders' Equity (Deficit):
  Preferred stock Series A, $0.001 par value;
    250,000 shares authorized; no
    shares issued or outstanding ..............           --               --

  Common stock,  $0.001 par value, 100,000,000
    shares  authorized;  20,291,433 shares
    issued and outstanding at June 30, 2008
    and December 31, 2007 .....................         20,291           20,291
  Additional paid-in capital ..................     54,646,042       54,510,161
  Accumulated deficit .........................    (56,532,833)     (55,292,246)
  Accumulated other comprehensive income (loss)       (342,529)          44,444
                                                 -------------    -------------
Total stockholders' equity (deficit) ..........     (2,209,029)        (717,350)
                                                 -------------    -------------
Total liabilities and stockholders' equity ....  $  25,271,671    $  21,683,635
                                                 =============    =============


           See accompanying notes to consolidated financial statements

                            TALON INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                       Three Months Ended June 30,    Six Months Ended June 30,
                                      ----------------------------   ----------------------------

                                          2008            2007           2008            2007
                                      ------------    ------------   ------------    ------------
Net sales .........................   $ 17,020,629    $ 13,566,981   $ 27,006,118    $ 22,657,099
Cost of goods sold ................     12,119,725       9,484,488     19,347,249      15,827,411
                                      ------------    ------------   ------------    ------------
   Gross profit ...................      4,900,904       4,082,493      7,658,869       6,829,688

Selling expenses ..................        767,865         841,326      1,487,828       1,547,561
General and administrative expenses      3,082,164       2,406,192      6,430,400       5,017,780
                                      ------------    ------------   ------------    ------------
   Total operating expenses .......      3,850,029       3,247,518      7,918,228       6,565,341

Income (loss) from operations .....      1,050,875         834,975       (259,359)        264,347
Interest expense, net .............        643,130         265,858      1,192,644         490,574
                                      ------------    ------------   ------------    ------------
Income (loss) before provision for
  (benefit from) income taxes .....        407,745         569,117     (1,452,003)       (226,227)
Provision for (benefit from) income
  taxes ...........................       (190,412)         78,624       (211,416)         78,624
                                      ------------    ------------   ------------    ------------
   Net Income (loss) ..............   $    598,157    $    490,493   $ (1,240,587)   $   (304,851)
                                      ============    ============   ============    ============
Basic income (loss) per share .....   $       0.03    $       0.03   $      (0.06)   $      (0.02)
                                      ============    ============   ============    ============
Diluted income (loss) per share ...   $       0.03    $       0.02   $      (0.06)   $      (0.02)
                                      ============    ============   ============    ============

Weighted average number of common
  shares outstanding:
   Basic ..........................     20,291,433      18,590,884     20,291,433      18,562,151
                                      ============    ============   ============    ============
   Diluted ........................     20,291,433      20,058,682     20,291,433      18,562,151
                                      ============    ============   ============    ============


          See accompanying notes to consolidated financial statements.

                            TALON INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                            Six Months Ended June 30,
                                                                          ----------------------------
                                                                              2008            2007
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ............................................................   $ (1,240,587)   $   (304,851)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation and amortization ....................................        546,844         592,011
     Amortization of deferred financing cost and debt discounts .......        556,755         163,593
     Increase (decrease) in allowance for doubtful accounts ...........         (5,000)         61,500
     Decrease in inventory valuation reserves .........................       (340,312)       (165,280)
     Stock based compensation .........................................        284,433         125,000
   Changes in operating assets and liabilities:
     Receivables, including related party .............................     (3,591,855)     (1,485,273)
     Notes receivable ............ ....................................           --           671,808
     Inventories ......................................................        154,092         661,428
     Recoverable legal costs ..........................................           --        (1,073,640)
     Prepaid expenses and other current assets ........................        370,532        (241,137)
     Other assets .....................................................        (50,012)         35,207
     Accounts payable and accrued expenses ............................      4,767,304       2,638,060
     Accrued legal ....................................................       (261,181)        769,467
     Notes payable ....................................................           --          (791,314)
                                                                          ------------    ------------
        Net cash provided by operating activities .....................      1,191,013       1,656,579
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment ............................       (132,754)       (514,812)
     Proceeds from disposition of equipment ...........................         12,045            --
                                                                          ------------    ------------
        Net cash used by investing activities .........................       (120,709)       (514,812)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants .............           --            42,746
     Proceeds from issuance of stock and warrants, net of issuance costs          --         2,313,711
     Revolver note borrowings .........................................        700,000       1,307,806
     Repayment of revolver note borrowings ............................       (500,000)           --
     Term note borrowings, net of issuance costs ......................           --         6,842,789
     Payments on term note ............................................       (125,000)           --
     Payment of demand notes payable to related party .................           --        (1,004,306)
     Payment of notes payable .........................................       (147,110)        (96,047)
     Payment of capital leases ........................................       (180,157)       (160,875)
                                                                          ------------    ------------
        Net cash provided by (used in) financing activities ...........       (252,267)      9,245,824
                                                                          ------------    ------------

Net increase in cash and cash equivalents .............................        818,037      10,387,591
Net effect of foreign currency exchange translation on cash ...........          4,509            --
Cash at beginning of period ...........................................      2,918,858       2,934,673
                                                                          ------------    ------------
Cash and cash equivalents at end of period ............................   $  3,741,404    $ 13,322,264
                                                                          ============    ============




Supplemental disclosures of cash flow information:

    Cash received (paid) during the period for:
        Interest paid .................................................   $   (671,906)   $   (513,414)
        Interest received .............................................   $      9,096    $    153,651
        Income tax paid ...............................................   $     10,553    $     95,056

    Non-cash financing activities:

        Note payable issued in modification of loan ...................   $  1,000,000    $       --
        Debt modification fee .........................................   $    145,000    $       --
        Deferred financing cost .......................................   $       --      $    203,434
        Effect of foreign currency translation on net assets ..........   $    113,027    $       --
        Capital lease obligation ......................................   $       --      $     35,809


          See accompanying notes to consolidated financial statements.

                            TALON INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  PRESENTATION OF INTERIM INFORMATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of Talon International, Inc. and its consolidated subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-K for the year ended December 31, 2007. The balance sheet as of December 31, 2007 has been derived from the audited financial statements as of that date but omits certain information and footnotes required for complete financial statements.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A complete description of the Company's Significant Accounting Policies is included in the Company's Annual Report on Form 10-K (and amendments thereto) for the year ended December 31, 2007, and should be read in conjunction with these unaudited consolidated financial statements. The Significant Accounting Policies noted below are only those policies that have changed materially or have supplemental information included for the periods presented here.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         We are required to make judgments as to the collectability of accounts receivable based on established aging policy, historical experience and future expectations. The allowance for doubtful accounts represents amounts for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. We record these allowances based on estimates related to the following factors: (i) customer specific allowances;
(ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified. Bad debt recoveries for the three and six months ended June 30, 2008 are $4,021 and $5,326, respectively. For the three and six months ended June 30, 2007 bad debt expense was $52,500 and $42,100 (net of bad debt recoveries of $1,500 and $19,500, respectively).

INTANGIBLE ASSETS

         Intangible assets consist of our trade name and exclusive license and intellectual property rights. Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, which average 5 years, and reviewed for impairment in accordance with the provisions of FASB Statement No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Amortization expense for these assets for the three and six months ended June 30, 2008 was $0, compared to $0 and $30,600 for the three and six months ended June 30, 2007, respectively. The Company determined that no impairment existed at June 30, 2008.

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

         Sales rebates and discounts are common practice in the industries in which the Company operates. Volume, promotional, price, cash and other discounts and customer incentives are accounted for as a reduction to gross sales. Rebates and discounts are recorded based upon estimates at the time products are sold. These estimates are based upon historical experience for similar programs and products. The Company reviews such rebates and discounts on an ongoing basis and accruals for rebates and discounts are adjusted, if necessary. Historically the volume of sales rebates and discounts have been immaterial based on gross revenues and accordingly there is no allowance for sales rebates and discounts on the balance sheet.

CLASSIFICATION OF EXPENSES

         COSTS OF GOODS SOLD - Cost of goods sold primarily includes expenses related to inventory purchases, customs, duty, freight, overhead expenses and reserves for obsolete inventory. Overhead expenses primarily consist of warehouse and operations salaries, and other warehouse expense.

         SELLING EXPENSES - Selling expenses primarily include royalty expense, sales salaries and commissions, travel and entertainment, marketing and other sales related costs. Marketing and advertising efforts are expensed as incurred and for the three and six months ended June 30, 2008 were $10,581 and $52,696, respectively, compared to $51,895 and $230,306 for the three and six months ended June 30, 2007, respectively.

         GENERAL  AND  ADMINISTRATIVE  EXPENSES  -  General  and  administrative expenses primarily include administrative salaries, employee benefits, professional service fees, facility expenses, information technology costs, investor relations, travel and entertainment, depreciation and amortization, bad debts and other general corporate expenses.

         INTEREST EXPENSE, NET - Interest expense reflects the cost of borrowing and amortization of deferred financing costs and discounts. Interest expense for the three and six months ended June 30, 2008 totaled $658,600 and $1,225,600, respectively. For the three and six months ended June 30, 2007, interest expense was $360,200 and $677,000, respectively. Interest income consists of earnings from outstanding amounts due to the Company under notes and other interest bearing receivables and from earnings on cash balances. The Company recorded interest income of $15,500 and $32,900 respectively, for the three and six months ended June 30, 2008, as compared to $94,400 and $186,400 for the same periods in 2007.

         Cash paid for interest charges for the six months ended June 30, 2008 and 2007 amounted to $671,900 and $513,400, respectively. Cash interest payments received during the six months ended June 30, 2008 and 2007 totaled $9,100 and $153,600, respectively.

SHIPPING AND HANDLING COSTS

         In accordance with Emerging Issues Task Force (EITF) 00-01, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS, the Company records shipping and handling costs billed to customers as a component of revenue, and shipping and handling costs incurred by the Company for outbound freight are recorded as a component of cost of goods sold. Total shipping and handling costs included as a component of revenue for the three and six months ended June 30, 2008 were $56,700 and $107,700, respectively ($58,200 and $119,100 for the three and six months ended June 30, 2007, respectively). Total shipping and handling costs incurred as a component of cost of goods sold for the three and six months ended June 30, 2008 were $486,110 and $770,641, respectively ($286,100 and $465,200 for the three months ended June 30, 2007, respectively).

FOREIGN CURRENCY TRANSLATION

         The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for our subsidiaries in China and India. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. Included in other accumulated comprehensive income were a cumulative foreign currency translation adjustment gain of $113,027 at June 30, 2008 and a gain of $44,000 at December 31, 2007.

COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) and its components for the three and six months ended June 30, 2008 and 2007 is as follows:

                                        Three Months Ended           Six Months Ended
                                             June 30,                    June 30,
                                    -------------------------   --------------------------
                                       2008          2007          2008           2007
                                    -----------   -----------   -----------    -----------
Net income (loss) ...............   $   598,157   $   490,493   $(1,240,587)   $  (304,851)
Other comprehensive income (loss):
Available for sale securities ...       160,000          --        (500,000)          --
Foreign currency translation ....       101,607          --         113,027           --
                                    -----------   -----------   -----------    -----------
Total comprehensive income (loss)   $   859,764   $   490,493   $(1,627,560)   $  (304,851)
                                    ===========   ===========   ===========    ===========

         The available-for-sale securities adjustment represents unrealized gains and losses due to temporary changes in the market prices related to our marketable securities that were received in exchange for the Azteca note receivable discussed in Notes 4 and 5. These marketable securities are classified as available-for-sale securities. The foreign currency translation adjustment represents the net currency translation adjustment gains and losses related to our China and India subsidiaries, which have not been reflected in net income (loss) for the periods presented. The foreign current translation adjustment for the three months ended June 30, 2007 was insignificant as we commenced our foreign operations during the first quarter of 2007.

RECLASSIFICATIONS

         Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

NOTE 3.  INCOME (LOSS) PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations:


THREE MONTHS ENDED JUNE 30, 2008:         INCOME (LOSS)        SHARES        PER SHARE
---------------------------------------   -------------    -------------   -------------
Basic Income per share:
Available to common stockholders ......   $     598,157       20,291,433   $        0.03

Effect of Dilutive Securities:
Options ...............................            --               --              --
Warrants ..............................            --               --              --
                                          -------------    -------------   -------------
Income available to common stockholders   $     598,157       20,291,433   $        0.03
                                          =============    =============   =============

THREE MONTHS ENDED JUNE 30, 2007:
---------------------------------------
Basic Income per share:
Available to common stockholders ......   $     490,493       18,590,884   $        0.03

Effect of Dilutive Securities:
Options ...............................            --          1,463,278           (0.01)
Warrants ..............................            --              4,520            --
                                          -------------    -------------   -------------
Income available to common stockholders   $     490,493       20,058,682   $        0.02
                                          =============    =============   =============

SIX MONTHS ENDED JUNE 30, 2008:
---------------------------------------
Basic Loss per share:
Available to common stockholders ......   $  (1,240,587)      20,291,433   $       (0.06)

Effect of Dilutive Securities:
Options ...............................            --               --              --
Warrants ..............................            --               --              --
                                          -------------    -------------   -------------
Loss available to common stockholders .   $  (1,240,587)      20,291,433   $       (0.06)
                                          =============    =============   =============

SIX MONTHS ENDED JUNE 30, 2007:
---------------------------------------
Basic Loss per share:
Available to common stockholders ......   $    (304,851)      18,562,151   $       (0.02)

Effect of Dilutive Securities:
Options ...............................            --               --              --
Warrants ..............................            --               --              --
                                          -------------    -------------   -------------
Loss available to common stockholders .   $    (304,851)      18,562,151   $       (0.02)
                                          =============    =============   =============

         Warrants to purchase 891,313 shares of common stock exercisable at between $3.65 and $4.74, and options to purchase 7,057,235 shares of common stock exercisable at between $0.20 and $5.23, were outstanding for the three and six months ended June 30, 2008. In connection with the Share-Based Payment calculation (see Note 9), 2,239,998 shares were included in the computation of diluted income per share for the three month period ended June 30, 2008. These shares were not included in the computation of diluted loss per share for the six months ended June 30, 2008 because exercise or conversion would have an antidilutive effect on the income or loss per share.

         Warrants to purchase 3,193,813 shares of common stock exercisable at between $0.95 and $5.06 per share, options to purchase 4,746,735 shares of common stock exercisable at between $0.37 and $5.23 per share, and convertible debt of $12,500,000 convertible at $3.65 per share, were outstanding for the three and six months ended June 30, 2007. In connection with the Share-Based Payment calculation (see Note 9), 4,880,135 shares were included in the computation of diluted income per share for the three month period ended June 30, 2007. These shares were not included in the computation of diluted loss per share for the six months ended June 30, 2007 because exercise or conversion would have an antidilutive effect on the loss per share.

NOTE 4.  MARKETABLE SECURITIES

         The Company finalized an arrangement between the Company and Azteca Production International, Inc. ("Azteca"), a former distributor of Talon products, on December 31, 2007. The agreement called for Azteca to cause to be delivered 2,000,000 shares of unrestricted common stock of a separate public corporation with a value of $1,040,000, in exchange for cancellation of the Azteca Note Receivable discussed in Note 5. On January 30, 2008, the Company received the unrestricted common stock of this public corporation and the Company could begin trading these shares, selling no more than 10,000 shares per week in the open market, and without restriction in private transactions. The portfolio of marketable securities is stated at the lower of cost or market at the balance sheet date and consists of common stocks. No realized or unrealized gains or losses were recognized during the year ended December 31, 2007. Unrealized gains of $160,000 and unrealized losses of $500,000 were recognized in other comprehensive income for the three months and six months ended June 30, 2008, respectively. The value of the common stock on August 19, 2008 had decreased $180,000 to $360,000, as compared to the value on June 30, 2008.

         The Company has examined the circumstances of the decline in the value of the securities and considered its objectives and ability to hold the shares pending a recovery in the market value, as well as the possibility of a recovery in value. The Company believes that a recovery in the market value of the securities is possible and that there is not sufficient evidence to warrant an adjustment for an other than temporary impairment in the securities.

NOTE 5.  ACCOUNTS AND NOTE RECEIVABLE

         Accounts receivable are included on the accompanying consolidated balance sheet net of an allowance for doubtful accounts. The total allowance for doubtful accounts at June 30, 2008 and December 31, 2007 was $91,000 and$140,420, respectively.

         At June 30, 2007 a note receivable from Azteca Productions International, Inc, was outstanding in the amount of $2,127,653. The note was receivable in monthly installments over thirty-one months beginning March 1, 2006. The payments were $50,000 per month for the first 5 months, and then ranged from $133,000-$267,000 per month until paid in full, but no later than July 1, 2008.

         Azteca failed to make the scheduled note payments due on July 1, 2007, and all subsequent periods thereafter, triggering a default and exhausting all cure periods under the note, resulting in the entire note balance becoming immediately due and payable. On September 10, 2007 after meeting with and conducting extensive discussions with Azteca, they failed to provide to the Company certain security interests as required under the note to make the scheduled note payments and Azteca further expressed its belief that it would be unable to make any note payments in the foreseeable future. As a result, in September 2007, the Company reflected a charge of $2,127,653 to fully reserve the outstanding balance from Azteca. In

December 2007 an agreement was reached whereby Azteca delivered shares of common stock of a separate public company in lieu of the note receivable. In December 2007, the Company reversed part of the impairment recorded in September 2007 and reflected income of $1,040,000 as the reversal of previously recorded bad debts. See Note 4 for the status and valuation of the shares received in this exchange.

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

         Inventories consist of the following:

                                              June 30,     December 31,
                                                2008           2007
                                            ------------   ------------
         Finished goods .................   $  3,352,300   $  3,506,400
         Less reserves ..................        678,700      1,019,000
                                            ------------   ------------
         Total inventories ..............   $  2,673,600   $  2,487,400
                                            ============   ============

NOTE 7.  FIXED ASSETS HELD FOR SALE

         Fixed assets held for sale consist of the North Carolina land and manufacturing facility that was closed in connection with the Company's 2005 restructuring plan. The carrying value of these assets at June 30, 2008 was $688,000 and at December 31, 2007 was $700,000. The assets are financed with a mortgage note payable with $677,422 outstanding at June 30, 2008 and $690,000 at December 31, 2007. As described in Note 15, Subsequent Events, on July 2, 2008 the Company entered into an agreement to sell the real property for $725,000. Management has the authority and is committed to sell the asset.

NOTE 8.  DEBT FACILITY

         On June 27, 2007 the Company entered into a Revolving Credit and Term Loan Agreement with Bluefin Capital, LLC ("Bluefin") that provides for a $5.0 million revolving credit loan and a $9.5 million term loan for a three year period ending June 30, 2010. The revolving credit portion of the facility, as amended permits borrowings based upon a formula including 85% the Company's eligible receivables and 55% of eligible inventory, and provides for monthly interest payments at the prime rate (5.0% at June 30, 2008) plus 2.0%. The term loan bears interest at 8.5% annually with quarterly interest payments and repayment in full at maturity. Borrowings under both credit facilities are secured by all of the assets of the Company.

         In connection with the Revolving Credit and Term Loan Agreement, the Company issued 1,500,000 shares of common stock to the lender for $0.001 per share, and issued 2,100,000 warrants for the purchase of common stock. The warrants were exercisable over a five-year period and initially 700,000 warrants were exercisable at $0.95 per share; 700,000 warrants were exercisable at $1.05 per share; and 700,000 warrants were exercisable at $1.14 per share. The warrants did not require cash settlements. The relative fair value of the equity ($2,374,169, which includes a reduction for financing costs) issued with this debt facility was allocated to paid-in-capital and reflected as a debt discount to the face value of the term note. This discount is being amortized over the term of the note and recognized as additional interest cost as amortized. Costs associated with the debt facility included debt fees, commitment fees, registration fees, and legal and professional fees of $486,000. The costs allocable to the debt instruments are reflected in other assets as deferred financing costs and are being amortized over the term of the notes.

         Under the terms of the credit agreement the Company is required to meet certain coverage ratios, among other restrictions including a restriction from declaring or paying a dividend prior to repayment of all the obligations. The initial financial covenants, as amended, require that the Company maintain at the end of each fiscal quarter "EBITDA" (as defined in the Agreement) in excess of the principal and interest payments for the same period of not less than $1.00, and in excess of ratios set out in the agreement for each quarter. In the event that the Company fails to satisfy the minimum EBITDA requirement for a quarter, a waiver fee of 1% of the debt commitment may be paid and the requirement delayed to the next quarter. If two consecutive quarters fail to meet the minimum EBITDA the waiver fee increases to 2%. If three consecutive quarters fail to meet the minimum EBITDA, or the Company does not pay the waiver fee, the credit agreement would be in default and the lender may demand immediate repayment of the full amount of the notes outstanding.

         On November 19, 2007 the Company entered into an amendment of its agreement with Bluefin to modify the original financial covenants and to extend until June 30, 2008 the application of the original EBITDA covenant in exchange for additional common stock of the Company and a price adjustment to the lenders outstanding warrants issued in connection with the loan agreement. In connection with this amendment the Company issued an additional 250,000 shares of common stock to the lender for $0.001 per share, and the exercise price for all of the previously issued 2,100,000 warrants for the purchase of common stock was amended to an exercise price of $0.75 per share. The new relative fair value of the equity issued with this debt, including the modifications in this amendment, which is being amortized over the term of the note is $2,569,800, which includes a reduction for financing costs.

         On April 3, 2008 the Company executed an amendment to its existing loan agreement with Bluefin. The amendment included a redefining of the EBITDA covenants, and the surrender of the common stock warrants previously issued to Bluefin in exchange for the issuance by the Company of an additional note payable to Bluefin for $1.0 million. The note bears interest at 8.5% and both the note and accrued interest are payable at maturity on June 30, 2010. In addition, the Company's borrowing base was modified in this amendment by increasing the allowable portion of inventory held by third party vendors to $1.0 million with no more than $500,000 held at any one vendor and increasing the percentage of accounts receivable to be included in the borrowing base to 85%. The Company paid a one-time modification fee of $145,000 to secure the amendment of the agreement.

         In connection with this amendment the Company evaluated the debt amendment under EITF 96-19. It was determined that the debt modification did not constitute a material change as defined by EITF 96-19 and did not qualify for treatment as a troubled debt restructuring. Accordingly, the Company recorded a reduction to equity and an increase to notes payable for the fair value of the warrants of $260,205 and the difference ($739,795) between the fair value of the warrants at the time of repurchase and the face value of the note has been recorded as an additional deferred cost and is reflected as a reduction to the face value of the note on the balance sheet. This cost will be accreted using the interest-method over the life of the modified notes and will be reflected as interest expense.

         As of June 30, 2008, the Company had outstanding borrowings of $10,375,000 under the term notes (discounted carrying value of $7,441,700), and $4,161,000 under the revolving credit note.

         At the initial closing of the agreement on June 27, 2007, the proceeds of the term loan in the amount of $9.5 million were deposited into a restricted cash escrow account and $3.0 million of the borrowings available under the revolving credit note were reserved and held for payment of the Company's $12.5 million convertible promissory notes maturing in November 2007. During July 2007 waivers were obtained from all holders of the convertible promissory notes allowing for early payment of their notes without penalty, and as of July 31, 2007 all of the note holders had been paid in full. At closing the Company also borrowed $1,004,306 under the revolving credit note and used the proceeds to pay the related party note payable and accrued interest due to Mark Dyne, Chairman of the Board of the Company. Additionally initial borrowings under the revolving credit note were used to pay the loan and legal fees due at closing.

         Interest  expense  related  to  the  Revolving  Credit  and  Term  Loan
Agreement for the three and six months ended June 30, 2008 was $622,270 and $1,150,850, respectively, which includes $305,180 and $548,850 in amortization of discounts and deferred financing costs for the three and six months ended June 30, 2008, respectively.

NOTE 9.  STOCK-BASED COMPENSATION

         The Company accounts for stock-based awards to employees and directors in accordance with Statement of Financial Accounting Standards No. 123 revised, SHARE-BASED PAYMENT, SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Options issued to consultants are accounted for in accordance with the provisions of Emerging Issues Task Force
(EITF) No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHERS THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES".

         On July 31, 2007, at the Company's annual meeting of stockholders, the 2007 Stock Plan was approved. The 2007 Stock Plan authorized up to 2,600,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. During the three month period ended June 30, 2008 there were 2,600,000 shares granted to executive employees and directors at a weighted average exercise price of $0.23 per share. Options granted to certain employees include certain acceleration features based on Company performance as determined by the Board of Directors each year. The estimated fair value of options granted during the three and six months ended June 30, 2008 was $452,400. Assumptions used to value options granted to employees were an expected volatility of 91%, expected term of 6.08 years, a risk-free interest rate of approximately 3.3%, and an expected dividend yield of zero. Consistent with SFAS 123(R), the stock based compensation expense for the employee options will be recognized on a time-phased vesting schedule through the vesting date of December 31, 2010, subject to acceleration based upon the performance criteria established for 2008. In evaluating the probable outcome of meeting performance conditions, the Company estimates that approximately 100% of the first tranche, or approximately 1/3 of the grants, will be earned in 2008. Accordingly, the Company assumed accelerated vesting for this tranche and will recognize its fair value as stock based compensation during 2008. The Company will assess the probable outcome of the performance criteria quarterly and adjust the expense accordingly.

         On July 14, 2008, at the Company's annual meeting of stockholders, a new 2008 Stock Plan was approved by the stockholders. The 2008 Stock Plan authorized up to 2,500,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. The Board of Directors granted awards of 310,000 shares under this plan to employees contingent upon the approval of the plan by the California Department of Corporations.

         There were 46,600 options granted to employees during the three and six months ended June 30, 2007 at a weighted average exercise price of $1.02 per share. The estimated fair value of options granted during the three and six months ended June 30, 2007 was $31,700. Common shares of 1,500,000 and warrants to acquire 2,100,000 shares of common stock were issued during the three and six months ended June 30, 2007 to a non-employee in connection with a debt financing facility at a weighted average exercise price of $1.05 per share for the warrants and $0.001 per share for the common shares issued. The estimated total fair value of the warrants and shares of common stock granted during the three and six months ended June 30, 2007 was $2,879,020. The relative fair value of warrants and shares of common stock issued, less financing costs, is accounted for as debt discount related to the $9.5 million term note entered into in June 2007. Assumptions used to value options granted to employees were expected volatility of 69%, expected term of 6.1 years, risk-free interest rate of approximately 5.0%, and an expected dividend yield of zero. Assumptions used to value warrants granted to non-employees were expected volatility of 78%, expected term of 5 years (contractual life), risk-free interest rate of 5.0%, and expected dividend yield of zero. In January, 2007, a consultant exercised options to acquire 75,000 shares of common stock. Cash received upon exercise was $42,750 or $0.57 per share. At the time of exercise, the total intrinsic value of the options exercised was approximately $72,000 (or $0.96 per share). Because the option exercised was a non-qualified stock option, the Company received a tax deduction for the intrinsic value amount.

         As of June 30, 2008, the Company had approximately $558,000 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the weighted average period of approximately 6 years. As of June 30, 2007, unamortized stock-based compensation expense related to options issued to employees and directors was $537,000, which was recognized over the weighted average period of 2.3 years. This expected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

         The following table summarizes the activity in the Company's share based plans during the six months ended June 30, 2008.

                                                                       Weighted
                                                                       Average
                                                        Number of      Exercise
                                                         Shares         Price
                                                        ----------    ----------
EMPLOYEES AND DIRECTORS
Options and warrants outstanding - January 1, 2008 ..    4,673,235    $     1.46
     Granted ........................................         --            --
     Exercised ......................................         --            --
     Cancelled ......................................     (211,000)   $      .72
                                                        ----------    ----------
Options and warrants outstanding - March 31, 2008 ...    4,462,235    $     1.49
     Granted ........................................    2,600,000    $     0.23
     Exercised ......................................         --            --
     Cancelled ......................................       (5,000)   $     1.27
                                                        ----------    ----------
Options and warrants outstanding - June 30, 2008 ....    7,057,235    $     1.03
                                                        ==========    ==========

NON-EMPLOYEES
Options and warrants outstanding - January 1, 2008 ..    3,163,813    $     1.97
     Granted ........................................         --            --
     Exercised ......................................         --            --
     Cancelled ......................................         --            --
                                                        ----------    ----------
Options and warrants outstanding - March 31, 2008 ...    3,163,813    $     2.00
     Granted ........................................         --            --
     Exercised ......................................         --            --
     Redeemed .......................................   (2,100,000)         0.75
     Cancelled ......................................     (172,500)   $     5.06
                                                        ----------    ----------
Options and warrants outstanding - June 30, 2008 ....      891,313    $     4.35
                                                        ==========    ==========

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

         The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense. For the three and six months ended June 30, 2008, the Company recognized accrued interest for unrecognized tax benefits of approximately $3,900 and $7,800, respectively. For the three and six months ended June 30, 2007 the Company recognized accrued interest for unrecognized tax benefits of approximately $4,000. At June 30, 2008 and 2007 the Company had approximately $53,775 and $37,875, respectively, accrued in interest and penalties associated with the unrecognized tax liabilities.

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

         On April 16, 2004 the Company filed suit against Pro-Fit Holdings, Limited in the U.S. District Court for the Central District of California - Tag-It Pacific, Inc. v. Pro-Fit Holdings, Limited, CV 04-2694 LGB (RCx) -- asserting various contractual and tort claims relating to our exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages. It is the Company's position that the agreement with Pro-Fit gives the Company exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. On June 5, 2006 the Court denied the Company's motion for partial summary judgment, but did not find that the Company breached the agreement with Pro-Fit and a trial is required to determine issues concerning the Company's activities in Columbia and whether other actions by Pro-Fit constituted an unwillingness or inability to fill orders. The Court also held that Pro-Fit was not "unwilling or unable" to fulfill orders by refusing to fill orders with goods produced in the United States. The Company also filed a second civil action against Pro-Fit and related companies in the California Superior Court which was removed to the United States District Court, Central District of California. In April 2008, Pro-Fit and certain related companies were placed into administration in the United Kingdom. On May 21, 2008, the joint administrators for Pro-Fit and its related companies filed petitions under Chapter 15 of Title 11 of the United States Code for Pro-Fit and two related companies in the United States Bankruptcy Court for the Central District of California seeking recognition of the United Kingdom administration proceedings and related relief. As a consequence of the chapter 15 filings by the joint administrators, all litigation by the Company against Pro-Fit has been stayed. The Company has derived a significant amount of revenue from the sale of products incorporating the stretch waistband technology in the past and the Company's business, results of operations and financial condition could be materially adversely affected if the dispute with Pro-Fit is not resolved in a manner favorable to the Company. Additionally, the Company has incurred significant legal fees in this litigation, and unless the case is settled or resolved, may continue to incur additional legal fees in order to assert its rights and claims against Pro-Fit and any successor to those assets of Pro-Fit that are subject to the Company's exclusive license and intellectual property agreement with Pro-Fit and to defend against any counterclaims.

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

NOTE 12. NEW ACCOUNTING PRONOUNCEMENTS

         In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not believe SFAS 161 will have any impact on our consolidated financial statements.

         In May 2008, the FASB issued SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to Au Section 411. We do not believe SFAS 162 will have any impact on our consolidated financial statements.

NOTE 13. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

         The Company manufactures and distributes a full range of zipper, trim and waistband items to manufacturers of fashion apparel, specialty retailers and mass merchandisers. Our organization is based on divisions representing the major product lines, and our operating decisions use these divisions to assess performance, allocate resources and make other operating decisions. Within these product lines there is not enough difference between the types of products to justify segmented reporting by product type or to account for these products separately. The net revenues and operating margins for the three primary product groups are as follows:

                                      Three Months Ended June 30, 2008
                          ------------------------------------------------------
                             Talon          Trim         Tekfit     Consolidated
                          -----------   -----------   -----------    -----------
Net sales .............   $11,445,062   $ 5,539,175   $    36,392    $17,020,629
Cost of goods sold ....     8,503,617     3,578,655        37,453     12,119,725
                          -----------   -----------   -----------    -----------
Gross profit (loss) ...     2,941,445     1,960,520        (1,061)     4,900,904
                          -----------   -----------    -----------
Operating expenses (not
segregated by division)                                                3,850,029
                                                                     -----------
Income from operations                                               $ 1,050,875
                                                                     ===========


                                     Three Months Ended June 30, 2007
                           -----------------------------------------------------
                              Talon         Trim          Tekfit    Consolidated
                           -----------   -----------   -----------   -----------
Net sales...............   $ 8,368,160   $ 4,940,404   $   258,417   $13,566,981
Cost of goods sold .....     6,039,210     3,223,992       221,286     9,484,488
                           -----------   -----------   -----------   -----------
Gross profit ...........     2,328,950     1,716,412        37,131     4,082,493
                           -----------   -----------   -----------
Operating expenses (not
segregated by division)                                                3,247,518
                                                                     -----------
Income from operations .                                             $   834,975
                                                                     ===========


                                         Six Months Ended June 30, 2008
                          -----------------------------------------------------
                             Talon          Trim         Tekfit    Consolidated
                          -----------   -----------   -----------   -----------
Net sales .............   $17,056,938   $ 9,905,031   $    44,149   $27,006,118
Cost of goods sold ....    13,121,221     6,179,212        46,816    19,347,249
                          -----------   -----------   -----------   -----------
Gross profit (loss) ...     3,935,717     3,725,819        (2,667)    7,658,869
                          -----------   -----------   -----------
Operating expenses (not
segregated by division)                                               7,918,228
                                                                    -----------
Loss from operations ..                                             $  (259,359)
                                                                    ===========

                                       Six Months Ended June 30, 2007
                           -----------------------------------------------------
                              Talon         Trim         Tekfit     Consolidated
                           -----------   -----------   -----------   -----------
Net sales ..............   $12,986,118   $ 9,032,859   $   638,122   $22,657,099
Cost of goods sold .....     9,509,055     5,858,137       460,219    15,827,411
                           -----------   -----------   -----------   -----------
Gross profit ...........     3,477,063     3,174,722       177,903     6,829,688
                           -----------   -----------   -----------
Operating expenses (not
segregated by division)                                                6,565,341
                                                                     -----------
Income from operations .                                             $   264,347
                                                                     ===========


         The Company distributes its products internationally and has reporting requirements based on geographic regions. Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment, intangible assets and property held for sale) is attributed to countries based on the location of the assets, as follows:

                        Three Months Ended June 30,    Six Months Ended June 30,
                        --------------------------    --------------------------
Country / Region           2008           2007            2008          2007
                        -----------    -----------    -----------    -----------
United States ......    $ 1,187,600    $ 1,048,400    $ 1,845,100    $ 1,890,900
Hong Kong ..........      4,408,300      4,181,300      8,063,600      7,744,200
China ..............      6,009,500      5,151,700      7,925,100      6,771,300
India ..............        788,900        562,700      1,498,000      1,045,000
Bangladesh .........        593,200        325,200      1,326,800        955,500
Other ..............      4,033,100      2,297,700      6,347,500      4,250,200
                        -----------    -----------    -----------    -----------
                        $17,020,600    $13,567,000    $27,006,100    $22,657,100
                        ===========    ===========    ===========    ===========


                                                  June 30,          December 31,
                                                    2008               2007
                                                 -----------        -----------
LONG-LIVED ASSETS:
     United States .....................         $ 8,363,600        $ 8,778,400
     Hong Kong .........................             547,900            556,900
     Dominican Republic ................             503,700            558,200
     China .............................             178,700            109,800
     Other .............................              14,500             17,900
                                                 -----------        -----------
Total ..................................         $ 9,608,400        $10,021,200
                                                 ===========        ===========

NOTE 14. RELATED PARTY TRANSACTIONS

         Todd Kay, a director and significant shareholder of Tarrant Apparel Group, is also a significant shareholder of the Company. Sales to Tarrant for both the three and six months ended June 30, 2008 were $37,550. Sales to Tarrant for the three months and six months ended June 30, 2007 were $139,900, and $140,000, respectively. At June 30, 2008, accounts receivable included $37,550 outstanding from Tarrant Apparel Group while at December 31, 2007 there were no amounts due from Tarrant.

         Colin Dyne, a director and stockholder of the Company, is also an executive officer, director and significant stockholder in People's Liberation, Inc. During the three and six months ended June 30, 2008, we had sales of $177,770 and $289,250, respectively, to subsidiaries of People's Liberation, Inc. For the three and six months ended June 30, 2007, we had sales of $65,600 and $349,200, respectively, to subsidiaries of People's Liberation, Inc. At June 30, 2008, accounts receivable included $ 173,690 outstanding from People's Liberation subsidiaries. At December 31, 2007, accounts receivables of $44,000 were outstanding from subsidiaries of People's Liberation, Inc.

         Due from related parties at June 30, 2008 and December 31, 2007 includes $ 649,280 and $625,500, respectively, of unsecured notes, advances and accrued interest receivable from Colin Dyne. The notes and advances bear interest at 7.5% and are due on demand.

         Demand notes payable to related parties includes notes and advances to Mark Dyne, the Chairman of the Board of Directors of the Company or to parties related to or affiliated with Mark Dyne. The balance of Demand notes payable to related parties at June 30, 2008 and at December 31, 2007 was $85,200 respectively.

         Jonathan Burstein, a former director of the Company, purchases products from the Company through an entity operated by his spouse. For the three and six months ended June 30, 2008, sales to this entity were $ 48,760 and $ 48,860, respectively. Sales to this entity for the three and six months ended June 30, 2007 were $30,000 and $33,600, respectively. At June 30, 2008 and December 31, 2007, accounts receivable included $ 48,760 and $28,700, respectively, due from this entity. On October 25, 2007, Mr. Burstein resigned as a director of the Company.

         Consulting fees of $73,800 and $147,200 were paid for services provided by Mr. Burstein for the three and six months ended June 30, 2007. During the fourth quarter of 2007 the Mr. Burstein's services to the Company terminated with his resignation as a director of the Company. In December, 2007, we recorded a onetime charge for the remainder of the consulting contract with Mr. Burstein in recognition of the termination of his services. We continue to make payments under this contract and payments of $72,700 and $145,400 were paid under the terms of the contract for the three and six months ended June 30, 2008, respectively.

         Consulting fees paid to Diversified Investments, a company owned by Mark Dyne, amounted to $37,500 and $75,000 for the three and six months ended June 30, 2008, respectively. Consulting fees paid for the three and six months ended June 30, 2007 were $37,500 and $75,000, respectively.

         Consulting fees of $75,000 and $150,000 were paid for services provided by Colin Dyne for the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007 consulting fees of $75,000 and $125,200 were paid to Colin Dyne.

NOTE 15. SUBSEQUENT EVENTS

DISPOSITION OF ASSETS HELD FOR SALE

         As part of its 2005 restructuring plan, on July 2, 2008, the Company entered into an agreement to sell its building including certain equipment, furnishings and fixtures, located in North Carolina, for $725,000. The Company intends to use the proceeds to retire the mortgage on this property of approximately $650,000. The carrying value of the property is $688,000. The transaction is expected to close in the fourth quarter of 2008. This transaction will not have a significant impact on results in that quarter.

ADOPTION OF 2008 STOCK INCENTIVE PLAN

On July 14, 2008, at the Company's annual meeting of stockholders, the stockholders approved the 2008 Stock Plan. Under the 2008 Stock Plan, the Company may grant equity-based awards in the form of stock, stock options and stock purchase awards to employees, directors and consultants of the Company and its subsidiaries. The maximum number of shares available for grant under the plan is 2,500,000 shares of common stock. The plan is administered by the Board of Directors or committees of the Board.

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

         We plan to continue to increase our global expansion of Talon zippers through the establishment of a network of Talon locations, distribution relationships, and joint ventures. The network of global manufacturing and distribution locations are expected to improve our global footprint and allow us to more effectively serve apparel brands and manufacturers globally.

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

         Our Tekfit services provide manufacturers with the patented technology, manufacturing know-how and materials required to produce garments incorporating an expandable waistband. Prior to 2007 these products were produced by several manufacturers for one single brand and we derived a significant amount of revenue and earnings from the sale of products incorporating the stretch waistband technology. In October 2006 our exclusive supply contract with this brand expired and we initiated efforts to offer this product to other customers in 2007 and 2008. Our sales and marketing efforts have produced limited results in part due to a licensing dispute. As described more fully in this report under Commitments and Contingencies (see Note 11 to the Unaudited Consolidated Financial Statements), we are presently in litigation with Pro-Fit Holdings Limited regarding our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit's patented technology. Our success in selling this product to other customers could be adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us.

RESULTS OF OPERATIONS

         The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                           JUNE 30,             JUNE 30,
                                     -------------------   -------------------
                                       2008       2007       2008       2007
                                     --------   --------   --------   --------
Net sales ..........................    100.0%     100.0%     100.0%     100.0%
Cost of goods sold .................     71.2       70.4       71.6       70.3
                                     --------   --------   --------   --------
Gross profit .......................     28.8       29.6       28.4       29.7
Selling expenses ...................      4.5        6.2        5.7        6.8
General and administrative expenses      15.7       17.3       18.2       21.7
Interest & taxes ...................      3.8        2.5        4.4        2.5
                                     --------   --------   --------   --------
Net income (loss) ..................      4.8%       3.6%       0.1%      (1.3)%
                                     ========   ========   ========   ========

         SALES

         For the three and six months ended June 30, 2008 and 2007, sales by geographic region based on the location of the customer as a percentage of sales were as follows:

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                         JUNE 30,                 JUNE 30,
                                   --------------------    --------------------
         REGION                      2008        2007        2008        2007
                                   --------    --------    --------    --------
United States ..................        7.0%        7.7%        6.8%        8.3%
Hong Kong ......................       25.9%       30.8%       29.9%       34.2%
China ..........................       35.3%       38.0%       29.4%       29.9%
India ..........................        4.6%        4.1%        5.5%        4.6%
Bangladesh .....................        3.5%        2.4%        4.9%        4.2%
Other ..........................       23.7%       17.0%       23.5%       18.8%
                                   --------    --------    --------    --------
                                      100.0%      100.0%      100.0%      100.0%
                                   ========    ========    ========    ========

         Sales for the three months ended June 30, 2008 were $17.0 million or $3.5 million (25.4%) greater than sales for the same period in 2007. The increased sales were principally attributable to higher sales of Talon zipper products ($3.0 million), in particular to customers manufacturing garments for one brand with whom we obtained nomination as their principal supplier in late 2007. Increased sales of Trim products ($0.6 million) resulting from new program awards from existing and new customers also contributed to the increase, offset by lower Tekfit product sales.

         Sales for the six months ended June 30, 2008 were $27.0 million or $4.4 million (19.2%) greater than sales for the same period in 2007. The sales increase reflects improved Talon zipper sales ($4.1 million or 23.8%) as a result of new brand nominations and sales within Southeast Asia, together with new and increased program sales in the Trim division ($0.8 million or 9.7%), partially offset by a decline in sales of Tekfit products resulting from the termination of an exclusive contract for this product.

         GROSS PROFIT

         Gross profit for the three months ended June 30, 2008 was $4.9 million, as compared to $4.1 million for the same period in 2007. Gross profit for the six months ended June 30, 2008 was $7.7 million, as compared to $6.8 million for the same period in 2007. The increase in gross profit for the three and six months ended June 30, 2008 as compared to the same periods in 2007 was principally attributable to higher overall sales volumes, partially offset by higher manufacturing costs, increased freight and delivery charges, and customer accommodations for delayed deliveries.

         A recap of the change in gross margin for the three and six months ended June 30, 2008 as compared with the same periods in 2007 is as follows:

                                                              (Amounts in thousands)
                                                    Three Months Ended        Six Months Ended
                                                         June 30,                June 30,
                                                   --------------------    --------------------
                                                    Amount        %(1)      Amount        %(1)
                                                   --------    --------    --------    --------
Gross profit increase (decrease) as a result of:
Higher volumes .................................   $  1,144        28.0    $  1,465        21.4
Product margin mix .............................       (188)       (4.6)       (412)       (6.0)
Increased freight and duty costs ...............        (59)       (1.5)        (95)       (1.4)
Increased manufacturing costs ..................        (98)       (2.4)       (176)       (2.6)
Increased (decreased) inventory costs ..........         (5)       (0.1)         32         0.5
Overhead and burden charges ....................         24         0.6          15         0.2
                                                   --------    --------    --------    --------
Gross profit increase (decrease) ...............   $    818        20.0    $    829        12.1
                                                   ========    ========    ========    ========

(1) Represents the percentage change in the 2008 period, as compared to the same period in 2007.

         SELLING EXPENSES

         Selling expenses for the three months ended June 30, 2008 were $768,000, or 4.5% of sales, as compared to $841,000, or 6.2% of sales, for the same period in 2007. Selling costs for the quarter ended June 30, 2008 were slightly less than the costs incurred in the same period in 2007 and declined as a percentage of sales mainly due to the increase in sales volume. Selling costs reflected an increase in salaries and benefits ($15,000); increased production supplies and samples ($37,000); and increased facilities expense ($27,000) primarily associated with expanded sales efforts and the higher sales volumes. The cost increases were offset by cost reductions in marketing and advertising ($33,000); lower bad debt provisions ($47,000); lower travel and communication costs ($59,000); and other selling cost reductions ($14,000).

         Selling expense for the six months ended June 30, 2008 were $1,488,000, or 5.5% of sales, as compared to $1,548,000, or 6.8% of sales, for the same period in 2007. Selling costs reflected an increase in salaries and benefits ($94,000); increased production supplies and samples ($37,000); and increased facilities expense ($40,000) primarily associated with expanded sales efforts and the higher sales volumes. The cost increases were offset by cost reductions in marketing and advertising ($128,000); lower bad debt provisions ($48,000); lower travel and communication costs ($25,000); and other selling cost reductions ($30,000).

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expense for the three months ended June 30, 2008 were $3,082,000, or 18.1% of sales, as compared with $2,406,000, or 17.7%
of sales, for the same period in 2007. The increase in general and administrative expenses reflects higher salaries and benefit costs ($242,000) principally associated with increased staffing in Asia in support of the higher sales; and higher sampling costs ($67,000) associated with new programs and developments. Increased facilities and insurance costs ($75,000) resulting from new offices and higher rates; higher professional, legal and audit costs ($168,000) resulting from increased audits, SEC filings and modifications to our debt facility; and higher depreciation and stock-based compensation charges ($138,000); net of other cost reductions ($14,000) also contributed to the increase in general and administrative costs for the period as compared to the same period in 2007.

         For the six months ended June 30, 2008, general and administrative expenses were $6,430,000, or 23.8% of sales, as compared with $5,018,000, or 22.2% of sales, for the same period in 2007. The general and administrative expenses in 2008 include $724,000 in one-time compensation and related costs mainly associated with the severance of the former chief executive officer and chief operating officer. General and administrative expenses for the six months ended June 30, 2008, were 21.1% of sales before these charges as compared to the same period in 2007. The increase in the general and administrative expenses, in addition to the severance charges, reflects higher salaries and benefit costs ($295,000) principally associated with increased staffing in Asia in support of the higher sales; higher sampling costs ($69,000) associated with new programs and developments; increased facility and insurance costs ($133,000) due to new offices and higher rates; higher depreciation charges ($108,000); and higher stock based compensation charges ($92,000) associated with new option grants, net of other cost reductions ($8,000).

         INTEREST EXPENSE AND INTEREST INCOME

         Interest expense for the three months ended June 30, 2008 increased by approximately $334,000 to $643,130 as compared to the same period in 2007.
Interest expense for the six months ended June 30, 2008 increased by approximately $702,070 to $1,192,644, as compared to the same period in 2007. The increased interest expense is due partly to increased borrowings under the Bluefin term notes and revolver debt facility which carry interest rates of 8.5% and prime (5.0% at June 30, 2008) +2%, respectively as compared to a 6% interest rate on the promissory notes outstanding in 2007 (See Note 8 to the unaudited consolidated financial statements). The principal increase in interest costs is attributable to the amortization of deferred financing costs and debt discounts associated with the fair value of equity components issued in connection with the debt facility.

         Interest income for the three months ended June 30, 2008 decreased by approximately $79,000 to $15,482 due primarily to the reduction of the Azteca note receivable.

         A brief summary of interest expense and interest income is presented below:

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     JUNE 30,                     JUNE 30,
                                           --------------------------    --------------------------
                                              2008           2007           2008           2007
                                           -----------    -----------    -----------    -----------
Cash interest expense ..................   $   351,026    $   272,731    $   671,906    $   513,414
Amortization of deferred financing costs
  & debt discounts .....................       307,586         87,550        553,658        163,593
                                           -----------    -----------    -----------    -----------
Interest expense .......................       658,612        360,281      1,225,564        677,007
Interest income ........................       (15,482)       (94,423)       (32,920)      (186,433)
                                           -----------    -----------    -----------    -----------
Interest expense, net ..................   $   643,130    $   265,858    $ 1,192,644    $   490,574
                                           ===========    ===========    ===========    ===========

         INCOME TAXES

         Income tax provisions for the three and six months ended June 30, 2008 reflected a tax benefit of $190,412 and $211,416, respectively. Income tax expense for the three and six months ended June 30, 2007 was $78,624. The net tax benefit in 2008 and expense in 2007 is associated with foreign income taxes from taxable losses and earnings within our Asian facilities. Due to prior operating losses incurred no benefit for domestic income taxes has been recorded since there is not sufficient evidence to determine that we will be able to utilize our net operating loss carryforwards to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes selected financial data at (amounts in thousands):

                                                    June 30,       December 31,
                                                      2008             2007
                                                   -----------     ------------
Cash and cash equivalents ......................   $      3,741    $      2,919
Total assets ...................................         25,272          21,684
Current liabilities ............................         15,008          10,457
Long-term debt, less current liabilities .......         12,473          11,944
Stockholders' equity (deficit) .................         (2,209)           (717)

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents increased by $822,000 at June 30, 2008 as compared to December 31, 2007, principally due to cash generated by operating activities and lower cash used in financing activities, net of increases in capital expenditures.

         Cash provided by operating activities is our primary recurring source of funds, and was approximately $1,191,000 for the six months ended June 30, 2008. The cash provided by (used in) operating activities during the six months resulted principally from:

Net income before non-cash expenses .........................       $   147,500
Inventory increase, net of reserves .........................          (186,200)
Receivable increases, net of reserves .......................        (3,596,900)
Increase in accounts payable and accrued expense ............         5,179,900
Other increases in operating capital ........................          (353,300)
                                                                    -----------
                                                                    $ 1,191,000
                                                                    ===========

         The cash provided by operating activities reflects net income from operations excluding non-cash charges of approximately $148,000, but the increase in cash provided by operations principally results from changes in our operating capital. Increases in receivables are the result of substantially higher sales in the second quarter and the change in outstanding receivables at June 30, 2008, the end of our peak sales season, as compared to our receivables at December 31, 2007, seasonally one of our lower sales periods. Accounts payable increases reflect similar seasonal fluctuations as well as the increase in our business volume in 2008 as compared with 2007. Accounts payable also reflects the benefits of longer negotiated terms with suppliers.

         Net cash used in investing activities for the six months ended June 30, 2008 was $121,000 as compared to $515,000 for the six months ended June 30, 2007. These expenditures were principally associated with the development of a new ERP system. In the first six months of 2007 net cash used for investing activities represents capital expenditures principally associated with leasehold improvements in new facilities, office equipment for new employees, improvements in our technology systems and a marketing website acquisition.

         Net cash used in financing activities for the six months ended June 30, 2008 was approximately $252,000 and primarily reflects the repayment of borrowings under capital leases and notes payable, net of borrowings under our revolver line of credit. For the six months ended June 30, 2007 net cash of $9,246,000 was generated from financing activities and primarily reflects the proceeds provided by the issuance of common stock and warrants of $10,507,000 (net of issuance costs) and borrowings under the debt facility for the repayment of our borrowings under the convertible promissory notes, a related party note, capital leases and notes payable, net of collections under our note receivable.

         On June 27, 2007, we entered into a Revolving Credit and Term Loan Agreement with Bluefin Capital, LLC ("Bluefin") that provides for a $5.0 million revolving credit loan and a $9.5 million term loan for a three year period ending June 30, 2010. The revolving credit portion of the facility, as amended, permits borrowings based upon a formula including 85% of our eligible receivables and 55% of eligible inventory, and provides for monthly interest payments at the prime rate (5.0% at June 30, 2008) plus 2.0%. The term loan bears interest at 8.5% annually with quarterly interest payments and repayment in full at maturity. Borrowings under both credit facilities are secured by all our assets. There was $839,300 and $879,000 in available borrowings at June 30, 2008 and December 31, 2007, respectively.

         In connection with the revolving credit and term loan agreement, we issued 1,500,000 shares of common stock to the lender for $0.001 per share, and issued 2,100,000 warrants for the purchase of common stock. The warrants were exercisable over a five-year period and initially 700,000 warrants were exercisable at $0.95 per share; 700,000 warrants were exercisable at $1.05 per share; and 700,000 warrants were exercisable at $1.14 per share. The relative fair value of the equity issued with this debt facility was allocated to paid-in-capital and reflected as a debt discount to the face value of the term note. This discount is being amortized over the term of the note and recognized as additional interest cost as amortized. Costs associated with the debt facility included debt fees, commitment fees, registration fees, and legal and professional fees of $486,000.

         Under the terms of the credit agreement we are required to meet certain coverage ratios, among other restrictions including a restriction from declaring or paying a dividend prior to repayment of all the obligations. The financial covenants, as amended, require that we to maintain at the end of each fiscal quarter "EBITDA" (as defined in the Agreement) in excess of our principal and interest payments for the same period of not less than $1.00, and in excess of ratios set out in the agreement for each quarter. In the event that we fail to satisfy the minimum EBITDA requirement for a quarter, a waiver fee of 1% of the debt commitment may be paid and the requirement delayed to the next quarter. If two consecutive quarters fail to meet the minimum EBITDA the waiver fee increases to 2%. If three consecutive quarters fail to meet the minimum EBITDA the credit agreement would be in default and the lender may demand immediate payment of the full amount of the notes outstanding.

         On November 19, 2007 we entered into an amendment with Bluefin to modify the original financial covenants and to extend until June 30, 2008 the application of the original EBITDA covenant in exchange for additional common stock of the Company and a price adjustment to the lenders outstanding warrants issued in connection with the loan agreement. In connection with this amendment we issued an additional 250,000 shares of common stock to the lender for $0.001 per share. The exercise price for all of the previously issued 2,100,000 warrants for the purchase of common stock was amended to $0.75 per share.

         On April 3, 2008 we executed an amendment to the existing loan agreement with Bluefin. The amendment included a redefining of the EBITDA covenants, the surrender of the common stock warrants previously issued to Bluefin in exchange for the issuance by us, of an additional note payable to Bluefin for $1.0 million. The note bears interest at 8.5% and both the note and accrued interest are payable at maturity on June 30, 2010. In addition, our borrowing base was modified in this amendment by increasing the allowable portion of inventory held by third party vendors to $1.0 million with no more than $500,000 held at any one vendor and increasing the percentage of accounts receivable to be included in the borrowing base to 85%. We paid a one-time modification fee of $145,000 to secure the amendment of the agreement. As of June 30, 2008, we had outstanding borrowings of $10,375,000 under the term notes (discounted carrying value of $7,441,700), and $4,161,000 under the revolving credit note.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at June 30, 2008 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                    Payments Due by Period
                            -------------------------------------------------------------------
                                           Less than        1-3           4-5          After
Contractual Obligations        Total         1 Year        Years         Years        5 Years
-------------------------   -----------   -----------   -----------   -----------   -----------
Demand notes payable
  to related parties (1)    $   216,600   $   216,600   $      --     $      --     $      --
Capital lease obligations   $   357,300   $   306,000   $    51,300   $      --     $      --
Operating leases ........   $   961,000   $   529,200   $   431,800   $      --     $      --
Notes payable ...........   $16,881,900   $ 1,173,100   $15,708,800   $      --     $      --
Convertible notes payable   $ 1,140,300   $   321,000   $   819,300   $      --     $      --
                            -----------   -----------   -----------   -----------   -----------
     Total Obligations ..   $19,557,100   $ 2,545,900   $17,011,200   $      --     $      --
                            ===========   ===========   ===========   ===========   ===========

(1) The majority of notes payable to related parties, are due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment, and include accrued interest payable through June 30, 2008.

         At June 30, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

         See Note 14 of accompanying notes to consolidated financial statements for a discussion of related party transactions.

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

         Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         o Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. During the three months ended

                  June 30, 2008, bad debt recovery was $4,021 (with provisions of $91,000), compared to net bad debt expense of $52,500 (with provisions of $55,600) for the same period ended June 30, 2007. For the six months ended June 30, 2008, bad debt recovery was $5,326 (with provisions of $91,000), compared to net bad debt expense of $42,100 (with recoveries of $19,500 and provisions of $64,800) for the same period in 2007.

         o Inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market value and are all substantially finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead. Inventory is evaluated on a continual basis and reserve adjustments are made based on management's estimate of future sales value, if any, of specific inventory items. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. Provisions for reserves for inventory valuation for the three and six months ended June 30, 2008 were $677,336 and $678,655, respectively. For the three and six months ended June 30, 2007, provisions for reserve for inventory valuation were $120,700.

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

         o We record impairment charges when the carrying amounts of long-lived assets are determined not to be recoverable. In accordance with SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, impairment is measured by assessing the usefulness of an asset or by comparing the carrying value of an asset to its fair value. Fair value is typically determined using quoted market prices, if available, or an estimate of undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of impairment loss is calculated as the excess of the carrying value over the fair value. Changes in market conditions and management strategy have historically caused us to reassess the carrying amount of our long-lived assets. Long-lived assets were evaluated during the second quarter 2008 and it was determined that the fair value was in excess of the carrying value and accordingly, no impairment adjustments were made.

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

       In May 2008, the FASB issued SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to Au Section 411. We do not believe SFAS 162 will have any impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable

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

         As of the end of the period covered by this report, management, with the participation of Lonnie D. Schnell, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, Mr. Schnell concluded that these disclosure controls and procedures were effective as of the end of the period covered in this Quarterly Report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         During the quarter ended June 30, 2008 there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

         On April 16, 2004 we filed suit against Pro-Fit Holdings, Limited in the U.S. District Court for the Central District of California - Tag-It Pacific, Inc. v. Pro-Fit Holdings, Limited, CV 04-2694 LGB (RCx) -- asserting various contractual and tort claims relating to our exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages. It is our position that the agreement with Pro-Fit gives us exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. On June 5, 2006 the Court denied our motion for partial summary judgment, but did not find that we breached the agreement with Pro-Fit and a trial is required to determine issues concerning the our activities in Columbia and whether other actions by Pro-Fit constituted an unwillingness or inability to fill orders. The Court also held that Pro-Fit was not "unwilling or unable" to fulfill orders by refusing to fill orders with goods produced in the United States. We also filed a second civil action against Pro-Fit and related companies in the California Superior Court which was removed to the United States District Court, Central District of California. In April 2008, Pro-Fit and certain related companies were placed into administration in the United Kingdom. On May 21, 2008, the joint administrators for Pro-Fit and its related companies filed petitions under Chapter 15 of Title 11 of the United States Code for Pro-Fit and two related companies in the United States Bankruptcy Court for the Central District of California seeking recognition of the United Kingdom administration proceedings and related relief. As a consequence of the chapter 15 filings by the joint administrators, all litigation by us against Pro-Fit has been stayed. We have derived a significant amount of revenue from the sale of products incorporating the stretch waistband technology in the past and our business, results of operations and financial condition could be materially adversely affected if the dispute with Pro-Fit is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled or resolved, may continue to incur additional legal fees in order to assert its rights and claims against Pro-Fit and any successor to those assets of Pro-Fit that are subject to our exclusive license and intellectual property agreement with Pro-Fit and to defend against any counterclaims.

         We currently have pending a number of other claims, suits and complaints that arise in the ordinary course of business. We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or, after taking into account the insurance in place, would not have a material effect on our consolidated financial condition if adversely determined against us.

ITEM 1A. RISK FACTORS

Risk factors are included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. No material changes to such risk factors has occurred during the six months ended June 30, 2008.

ITEM 6.  EXHIBITS

         10.18+ Executive Employment Agreement, dated June 18, 2008, between the Registrant and Lonnie Schnell. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 24, 2008.

         10.27+ Executive Employment Agreement, dated June 18, 2008, between the Registrant and Larry Dyne. Incorporated by reference to
                  Exhibit 10.1 to Current Report on Form 8-K filed on June 24, 2008.

         10.28+   Talon   International,   Inc.  2008  Stock   Incentive   Plan.
                  Incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-8 filed on July 18, 2008.

         31.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

         32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
------------------
+        Indicates a management contract or compensatory plan

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 19, 2008               TALON INTERNATIONAL, INC.

                                       /S/  LONNIE D. SCHNELL
                                       ---------------------------------------
                                       By:  Lonnie D. Schnell
                                       Its: Chief Executive Office
                                            & Chief Financial Officer