Form 10-Q
period 2008-09-30
TALON INTERNATIONAL, INC.
filed 2008-11-14
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008.

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-13669

TALON INTERNATIONAL, INC.
(Exact Name of Issuer as Specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	95-4654481 (I.R.S. Employer Identification Number)

21900 Burbank Boulevard, Suite 270
Woodland Hills, California 91367
(Address of Principal Executive Offices)

(818) 444-4100

(Registrant’s Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes ☒      No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

        Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐      No ☒

        At November 14, 2008, the issuer had 20,291,433 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

TALON INTERNATIONAL, INC.

Consolidated Balance Sheets

	September 30, 2008 (Unaudited)	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$2,037,795	$2,918,858
Marketable Securities, net of valuation reserves	—	1,040,000
Accounts receivable, net	6,095,504	3,504,351
Inventories, net	2,352,002	2,487,427
Prepaid expenses and other current assets	572,553	945,566
Total current assets	11,057,854	10,896,202
Property and equipment, net	4,259,268	5,210,446
Property held for sale	770,071	700,000
Due from related parties	661,528	625,454
Other intangible assets, net	4,110,751	4,110,751
Other assets	546,547	140,782
Total assets	$21,406,019	$21,683,635
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,174,748	$6,603,929
Accrued legal costs	233,063	498,846
Other accrued expenses	2,821,569	2,646,662
Demand notes payable to related parties	85,176	85,176
Current portion of capital lease obligations	255,277	323,317
Current portion of notes payable	245,818	299,108
Total current liabilities	12,815,651	10,457,038
Capital lease obligations, less current portion	5,688	189,705
Notes payable, less current portion (Note 9)	679,286	848,484
Revolver note payable	4,138,988	3,807,806
Term notes payable, net of discount	7,740,959	7,014,301
Other long term liabilities	93,869	83,651
Total liabilities	25,474,441	22,400,985
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock Series A, $0.001 par value; 250,000 shares authorized; no
shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized;
20,291,433 shares issued and outstanding at September 30, 2008 and
December 31, 2007	20,291	20,291
Additional paid-in capital	54,726,608	54,510,161
Accumulated deficit	(58,972,988)	(55,292,246)
Accumulated other comprehensive income	157,667	44,444
Total stockholders' equity (deficit)	(4,068,422)	(717,350)
Total liabilities and stockholders' equity	$21,406,019	$21,683,635

See accompanying notes to consolidated financial statements

TALON INTERNATIONAL, INC.

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$12,772,021	$9,013,135	$39,778,139	$31,670,234
Cost of goods sold	9,552,669	6,486,659	28,899,918	22,422,412
Gross profit	3,219,352	2,526,476	10,878,221	9,247,822
Selling expenses	877,593	722,447	2,365,421	2,161,666
General and administrative expenses	2,518,048	2,731,665	8,948,448	7,749,445
Reserve for note impairment (Note 6)	—	2,127,653	—	2,127,653
Loss on marketable securities (Note 5)	1,040,000	—	1,040,000	—
Impairment loss on idle equipment	500,000	—	500,000	—
Total operating expenses	4,935,641	5,581,765	12,853,869	12,038,764
Loss from operations	(1,716,289)	(3,055,289)	(1,975,648)	(2,790,942)
Interest expense, net	624,716	647,514	1,817,360	1,138,088
Loss before income taxes	(2,341,005)	(3,702,803)	(3,793,008)	(3,929,030)
Provision (benefit) for income taxes	99,150	(20,972)	(112,266)	57,652
Net Loss	$(2,440,155)	$(3,681,831)	$(3,680,742)	$(3,986,682)
Basic loss per share	$(0.12)	$(0.18)	$(0.18)	$(0.21)
Diluted loss per share	$(0.12)	$(0.18)	$(0.18)	$(0.21)
Weighted average number of common shares outstanding:
Basic	20,291,433	20,041,433	20,291,433	19,060,664
Diluted	20,291,433	20,041,433	20,291,433	19,060,664

TALON INTERNATIONAL, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,680,742)	$(3,986,682)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	821,972	878,834
Amortization of deferred financing cost and debt discounts	858,325	496,264
Increase (decrease) in allowance for doubtful accounts and notes	28,045	2,331,018
Decrease in inventory valuation reserves	(343,175)	(52,000)
Stock based compensation	364,749	185,000
Loss from disposal of assets	10,838	—
Loss on marketable securities	1,040,000	—
Impairment loss on idle equipment	500,000	—
Changes in operating assets and liabilities:
Accounts receivable, including related parties	(2,548,311)	670,046
Inventories	478,600	671,807
Recoverable legal costs	330,811	393,169
Prepaid expenses and other current assets	50,430	91,291
Due from related parties and other assets	(428,667)	(84,069)
Accounts payable and other accrued expenses	2,712,383	34,406
Accrued legal costs	(265,783)	(306,250)
Net cash provided by (used in) operating activities	(70,525)	1,322,834
Cash flows from investing activities:
Acquisition of property and equipment	(449,886)	(585,470)
Proceeds from disposition of equipment	12,045	—
Net cash used in investing activities	(437,841)	(585,470)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	—	42,746
Proceeds from issuance of stock and warrants, net of issuance costs	—	2,306,918
Revolver note borrowings	700,000	4,307,806
Repayment of revolver note borrowings	(521,722)	—
Term note borrowings, net of discount	—	6,849,582
Payments on term note	(125,000)	—
Payment of demand notes payable to related party	—	(1,004,306)
Payment of notes payable	(222,488)	(13,524,846)
Payment for capital lease obligations	(252,057)	(334,401)
Net cash provided by (used in) financing activities	(421,267)	(1,356,501)
Net increase (decrease) in cash and cash equivalents	(929,633)	(619,137)
Net effect of foreign currency exchange translation on cash	48,570	3,176
Cash and cash equivalents, January 1	2,918,858	2,934,673
Cash and cash equivalents, September 30	$2,037,795	$2,318,712
Supplemental disclosures of cash flow information:
Cash received (paid) during the period for:
Interest paid	$(1,008,472)	$(858,458)
Interest received	$13,362	$170,812
Income taxes paid	$(79,311)	$(172,542)
Non-cash financing activities:
Notes payable issued in modification of loan agreement	$1,000,000	$—
Debt modification fee	$145,000	$—
Deferred financing cost	$—	$238,491
Effect of foreign currency translation on net assets	$157,667	$20,365
Capital lease obligations	$—	$57,793

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

Notes to the Consolidated Financial Statements
(Unaudited)

Note 1.      Presentation of Interim Information

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of Talon International, Inc. and its consolidated subsidiaries (collectively, the “Company”), are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Form 10-K for the year ended December 31, 2007. The balance sheet as of December 31, 2007 has been derived from the audited financial statements as of that date but omits certain information and footnotes required for complete financial statements.

Note 2.      Summary of Significant Accounting Policies

        A complete description of the Company’s Significant Accounting Policies is included in the Company’s Annual Report on Form 10-K (and amendments thereto) for the year ended December 31, 2007 and should be read in conjunction with these unaudited consolidated financial statements. The Significant Accounting Policies noted below are only those policies that have changed materially or have supplemental information included for the periods presented here.

Inventories

        Inventories are stated at the lower of cost, determined using the first-in, first-out basis or market value and are all substantially finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead. Inventory is evaluated on a continual basis and reserve adjustments are made based on management’s estimate of future sales value, if any, of specific inventory items. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known.

Allowance for Doubtful Accounts

        We are required to make judgments as to the collectability of accounts receivable based on established aging policy, historical experience and future expectations. The allowance for doubtful accounts represents amounts for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. We record these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified. Bad debt expense for the three and nine months ended September 30, 2008 are $32,857 and $27,531, respectively (net of bad debt recoveries of $0 and $3,050, respectively). For the three and nine months ended September 30, 2007, bad debt expense, including impairment of a note receivable, was $2,307,446 and $2,349,568, respectively (net of bad debt recoveries of $133,780 and $531,121, respectively).

Intangible Assets

        Intangible assets consist of our trade name and exclusive license and intellectual property rights. Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, which average 5 years, and reviewed for impairment in accordance with the provisions of FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company’s intangible assets with estimable useful lives were fully amortized in the first quarter of 2007, thus amortization expense for the three and nine months ended September 30, 2008 was $0, compared to $0 and $28,875 for the three and nine months ended September 30, 2007, respectively.

Revenue Recognition

        Sales are recognized when persuasive evidence of an arrangement exists, product title has transferred, pricing is fixed or determinable, and collection is reasonably assured. Sales resulting from customer buy-back agreements, or associated inventory storage arrangements are recognized upon delivery of the products to the customer, the customer’s designated manufacturer, or upon notice from the customer to destroy or dispose of the goods. Sales, provisions for estimated sales returns, and the cost of products sold are recorded at the time title transfers to customers. Actual product returns are charged against estimated sales return allowances.

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

Classification of Expenses

        Costs of Sales – Cost of goods sold primarily includes expenses related to inventory purchases, customs, duty, freight, overhead expenses and reserves for obsolete inventory. Overhead expenses primarily consist of warehouse and operations salaries, and other warehouse expense.

        Selling Expenses – Selling expenses primarily include royalty expense, sales salaries and commissions, travel and entertainment, marketing and other sales related costs. Marketing and advertising efforts are expensed as incurred and for the three and nine months ended September 30, 2008 were $42,750 and $95,450, respectively, compared to $39,700 and $235,400 for the three and nine months ended September 30, 2007, respectively.

        General and Administrative Expenses – General and administrative expenses primarily include administrative salaries, employee benefits, professional service fees, facility expenses, information technology costs, investor relations, travel and entertainment, depreciation and amortization, bad debts and other general corporate expenses.

        Interest Expense and Interest Income – Interest expense reflects the cost of borrowing and amortization of deferred financing costs and discounts. Interest expense for the three and nine months ended September 30, 2008 totaled $641,232 and $1,886,796, respectively. For the three and nine months ended September 30, 2007, interest expense was $677,717 and $1,354,723, respectively. Interest income consists of earnings from outstanding amounts due to the Company under notes, other interest bearing receivables, and money market accounts. For the three and nine months ended September 30, 2008, the Company recorded interest income of $16,516 and $49,436, respectively, compared to $30,203 and $216,635 for the same periods in 2007.

Shipping and Handling Costs

        In accordance with Emerging Issues Task Force (EITF) 00-01, Accounting for Shipping and Handling Fees and Costs, the Company records shipping and handling costs billed to customers as a component of revenue, and shipping and handling cost incurred by the Company for outbound freight are recorded as a component of cost of goods sold. Total shipping and handling costs included as a component of revenue for the three and nine months ended September 30, 2008 were $42,000 and $149,800, respectively ($59,400 and $178,400 for the three and nine months ended September 30, 2007, respectively). Total shipping and handling costs incurred as a component of cost of goods sold for the three and nine months ended September 30, 2008 were $299,000 and $1,070,000, respectively ($223,400 and $702,500 for the three and nine months ended September 30, 2007, respectively).

Foreign Currency Translation

        The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for our subsidiaries in China and India. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. Included in other accumulated comprehensive income was a cumulative foreign currency translation adjustment gain of $157,667 at September 30, 2008 and $44,444 at December 31, 2007.

Comprehensive Income

        Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income and its components for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(2,440,155)	$(3,681,831)	$(3,680,742)	$(3,986,682)
Foreign currency translation	196	20,365	113,223	20,365
Total comprehensive income (loss)	$(2,439,959)	$(3,661,466)	$(3,567,519)	$(3,966,317)

        The foreign currency translation adjustment represents the net currency translation adjustment gains and losses, which have not been reflected in net income (loss) for the periods presented. The foreign currency translation adjustment for the three months and nine months ended September 30, 2007 was insignificant as we commenced our foreign operations during the first quarter of 2007.

Reclassifications

        Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

Note 3.      New Accounting Pronouncements

        On May 9, 2008, FASB issued FASB Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Turned Into Cash Upon Conversion” (“APB 14-1”).  APB 14-1 addresses that convertible debt instruments may be settled in cash upon conversion (including partial cash settlement). Additionally, APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is to be applied retrospectively for the first annual reporting on or after December 15, 2008 and interim periods within the fiscal year.  Early adoption is not permitted. We do not believe No. APB 14-1 will have a material impact on our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. We do not believe SFAS 162 will have any impact on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not believe SFAS 161 will have a material impact on our consolidated financial statements.

        In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 which delays the effective date of SFAS No. 157 to January 1, 2009, for the Company, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our consolidated financial statements.

Note 4.      Income (Loss) Per Share

        The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations:

Three months ended September 30, 2008:	Net Loss	Shares	Per Share
Basic Loss per share:
Available to common stockholders	$(2,440,155)	20,291,433	$(0.12)
Effect of Dilutive Securities:
Options	—	—	—
Warrants	—	—	—
Loss available to common stockholders	$(2,440,155)	20,291,433	$(0.12)
Three months ended September 30, 2007:
Basic Loss per share:
Available to common stockholders	$(3,681,831)	20,041,433	$(0.18)
Effect of Dilutive Securities:
Options	—	—	—
Warrants	—	—	—
Loss available to common stockholders	$(3,681,831)	20,041,433	$(0.18)
Nine months ended September 30, 2008:
Basic Loss per share:
Available to common stockholders	$(3,680,742)	20,291,433	$(0.18)
Effect of Dilutive Securities:
Options	—	—	—
Warrants	—	—	—
Loss available to common stockholders	$(3,680,742)	20,291,433	$(0.18)
Nine months ended September 30, 2007:
Basic Loss per share:
Available to common stockholders	$(3,986,682)	19,060,664	$(0.21)
Effect of Dilutive Securities:
Options	—	—	—
Warrants	—	—	—
Loss available to common stockholders	$(3,986,682)	19,060,664	$(0.21)

        Warrants to purchase 891,313 shares of common stock exercisable at between $3.65 and $4.74, and options to purchase 7,327,233 shares of common stock exercisable at between $0.18 and $5.23, were outstanding for the three and nine months ended September 30, 2008 but were not included in the computation of diluted loss per share because the effect of exercise or conversion would have an antidilutive effect on loss per share.

        Warrants to purchase 3,163,813 shares of common stock exercisable at between $0.95 and $5.06 per share and options to purchase 4,748,235 shares of common stock exercisable at between $0.37 and $5.23 per share were outstanding for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2007, convertible debt of $12,500,000 convertible at $3.65 per share was outstanding until July 2007 when the debt was fully repaid. Other convertible debt of $500,000 convertible at $4.50 per share was outstanding during the periods until June 27, 2007 when the debt was fully repaid. Warrants issued in July 2004 to purchase 30,000 shares of common stock exercisable at $4.29 per share, were outstanding during the periods until they expired in July 2007. These shares were not included in the computation of diluted loss per share for the nine months ended September 30, 2007 because exercise or conversion would have an antidilutive effect on the loss per share.

Note 5.      Marketable Securities

        The Company entered into an agreement with Azteca Production International, Inc. (“Azteca”), a former distributor of Talon products, effective December 31, 2007, in settlement of an existing obligation. The agreement called for Azteca to cause to be delivered 2,000,000 shares of unrestricted common stock in a separate public corporation with a value of $1,040,000, in exchange for cancellation of the Azteca Note Receivable discussed in Note 6. No realized or unrealized gains or losses were recognized during the year ended December 31, 2007. On January 30, 2008, the Company received the unrestricted common stock of this public corporation and the Company could begin trading these shares, selling no more than 10,000 shares per week in the open market, and without restriction in private transactions. Unrealized losses of $340,000 were recognized in other comprehensive income for the six months ended June 30, 2008. At this time, the Company had examined the circumstances of the decline in the value of the securities and considered its objectives and ability to hold the shares pending a recovery in the market value, as well as the possibility of a recovery in value. The Company believed that a recovery in the market value of the securities was possible and that there was not sufficient evidence to warrant an adjustment for an other than temporary impairment in the securities.

        On September 30, 2008, this public corporation issued its second quarter 2008 SEC filing stating it had no customers, cash flow, or new orders and that it was in violation of its financial covenants to its lender.

        The Company has concluded that the asset is permanently impaired and as a result, recognized a valuation reserve for the full value of the investment of $1,040,000 for the three and nine months ending September 30, 2008.

Note 6.      Accounts and Note Receivable

        Accounts receivable are included in the accompanying consolidated balance sheet net of an allowance for doubtful accounts. The total allowance for doubtful accounts at September 30, 2008 and December 31, 2007 was $124,045 and $140,420, respectively.

        At September 30, 2007, a note receivable from Azteca Productions International, Inc, was outstanding in the amount of $2,127,653. The note was receivable in monthly installments over thirty-one months beginning March 1, 2006. The payments, after an initial period generally ranged from $133,000-$267,000 per month until paid in full, but no later than July 1, 2008.

        Azteca failed to make the scheduled note payments due on July 1, 2007 and all subsequent periods thereafter, triggering a default, resulting in the entire note balance becoming immediately due and payable. On September 10, 2007, after meeting with and conducting extensive discussions with Azteca, they failed to provide to the Company certain security interests as required under the note to make the scheduled note payments and Azteca further expressed its belief that it would be unable to make any note payments in the foreseeable future. As a result, in September 2007, the Company reflected a charge of $2,127,653 to fully reserve the outstanding note balance from Azteca. In December 2007, an agreement was reached whereby Azteca delivered shares of common stock of a separate public corporation in lieu of the note receivable. In December 2007, the Company reversed a portion of the impairment recorded in September 2007 and reflected income of $1,040,000 as a reversal of the previously recorded bad debt. See Note 5 for the status and valuation of the shares received in this exchange.

Note 7.      Inventories

        Inventories are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market value and are all categorized as finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead costs. Inventory valuation reserves are recorded for damaged, obsolete, excess and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

        Inventories consist of the following:

	September 30, 2008	December 31, 2007
Finished goods	$3,014,590	$3,506,439
Less reserves	662,588	1,019,012
Total inventories	$2,352,002	$2,487,427

Note 8.      Property Held for Sale

        Property held for sale includes the North Carolina land and manufacturing facility that was closed in connection with the Company’s 2005 restructuring plan. The carrying value of these assets at September 30, 2008 was $688,000 and at December 31, 2007 was $700,000. The assets are financed with a mortgage note payable with $671,000 outstanding at September 30, 2008 and $690,000 at December 31, 2007. As described in Note 15, Subsequent Events, on October 22, 2008, the Company sold the real property for $725,000.

        In addition, the Company has idle equipment which is principally machinery and equipment used for the production of zipper chain and the assembly of finished zippers. This equipment was originally associated with the production and assembly facilities in North Carolina and in Mexico and was temporarily rendered idle with the closing of those operations in 2005. The Company is in the process of redeploying the primary equipment to Asia. This equipment continues to be depreciated based upon its estimated useful life. During the three and nine months ended September 30, 2008, the Company determined that certain components of this equipment would not be effectively redeployed and would be sold or disposed. Accordingly, the carrying value of these components would not be fully realized, and the Company recorded an impairment valuation reserve for $500,000 reducing the carrying value of these assets to $82,116.

Note 9.      Debt Facility

        On June 27, 2007, the Company entered into a Revolving Credit and Term Loan Agreement with Bluefin Capital, LLC (“Bluefin”) that provides for a $5.0 million revolving credit loan and a $9.5 million term loan for a three year period ending June 30, 2010. The revolving credit portion of the facility permitted borrowings based upon a formula including 75% the Company’s eligible receivables and 55% of eligible inventory, and provided for monthly interest payments at the prime rate plus 2.0%. The term loan bears interest at 8.5% annually with quarterly interest payments and repayment in full at maturity. Borrowings under both credit facilities are secured by all of the assets of the Company.

        In connection with the Revolving Credit and Term Loan Agreement, the Company issued 1,500,000 shares of common stock to the lender for $0.001 per share, and issued warrants to purchase 2,100,000 shares of common stock. The warrants were exercisable over a five-year period and initially 700,000 warrants were exercisable at $0.95 per share; 700,000 warrants were exercisable at $1.05 per share; and 700,000 warrants were exercisable at $1.14 per share. The warrants did not require cash settlements. The relative fair value of the equity ($2,374,169, which includes a reduction for financing costs) issued with this debt facility was allocated to paid-in-capital and reflected as a debt discount to the face value of the term note. This discount is being amortized over the term of the note and recognized as additional interest cost as amortized. Costs associated with the debt facility included debt fees, commitment fees, registration fees, and legal and professional fees of $486,000. The costs allocable to the debt instruments are reflected as a reduction to the face value of the note on the balance sheet.

        Under the terms of the credit agreement the Company is required to meet certain coverage ratios, among other restrictions including a restriction from declaring or paying a dividend prior to repayment of all the obligations. The financial covenants, as amended, require that the Company maintain at the end of each fiscal quarter “EBITDA” (as defined in the agreement) in excess of the principal and interest payments for the same period of not less than $1.00, and in excess of ratios set out in the agreement for each quarter. In the event that the Company fails to satisfy the minimum EBITDA requirement for a quarter, a waiver fee of 1% of the debt commitment may be paid and the requirement delayed to the next quarter. If two consecutive quarters fail to meet the minimum EBITDA the waiver fee increases to 2%. If three consecutive quarters fail to meet the minimum EBITDA, or the Company does not pay the waiver fee, the credit agreement would be in default and the lender may demand immediate repayment of the full amount of the notes outstanding.

        On November 19, 2007, the Company entered into an amendment of its agreement with Bluefin to modify the original financial covenants and to extend until June 30, 2008 the application of the original EBITDA covenant in exchange for additional common stock of the Company and a price adjustment to the lenders outstanding warrants issued in connection with the loan agreement. In connection with this amendment the Company issued an additional 250,000 shares of common stock to the lender for $0.001 per share, and the exercise price for all of the previously issued warrants for the purchase of 2,100,000 shares of common stock was amended to an exercise price of $0.75 per share. The new relative fair value of the equity issued with this debt of $2,569,800, including the modifications in this amendment and a reduction for financing costs, is being amortized over the term of the note.

        On April 3, 2008, the Company executed a further amendment to its existing loan agreement with Bluefin. The amendment included a redefining of the EBITDA covenants, and the cancellation of the common stock warrants previously issued to Bluefin in exchange for the issuance by the Company of an additional note payable to Bluefin for $1.0 million. The note bears interest at 8.5% and both the note and accrued interest are payable at maturity on June 30, 2010. In addition, the Company’s borrowing base was modified in this amendment by increasing the allowable portion of inventory held by third party vendors to $1.0 million with no more than $500,000 held at any one vendor and increasing the percentage of accounts receivable to be included in the borrowing base to 85%. The Company paid a one-time modification fee of $145,000 to secure the amendment of the agreement.

        In connection with this amendment the Company evaluated the debt amendment under EITF 96-19 “Debtor’s Accounting for a Modification or Exchange or Debt Instruments”. It was determined that the debt modification did not constitute a material change as defined by EITF 96-19 and did not qualify for treatment as a troubled debt restructuring. Accordingly, the Company recorded a reduction to equity and an increase to notes payable for the fair value of the warrants of $260,205 and the difference ($739,795) between the fair value of the warrants at the time of repurchase and the face value of the note has been recorded as an additional deferred cost and is reflected as a reduction to the face value of the note on the balance sheet. This cost will be amortized using the interest-method over the life of the modified notes and will be reflected as interest expense.

        As of September 30, 2008, the Company had outstanding borrowings of $10,375,000 under the term notes (discounted carrying value of $7,740,959), and $4,139,000 under the revolving credit note.

        At the initial closing of the agreement on June 27, 2007, the proceeds of the term loan in the amount of $9.5 million were deposited into a restricted cash escrow account and $3.0 million of the borrowings available under the revolving credit note were reserved and held for payment of the Company’s $12.5 million convertible promissory notes maturing in November 2007. During July 2007, waivers were obtained from all holders of the convertible promissory notes allowing for early payment of their notes without penalty, and as of July 31, 2007, all of the note holders had been paid in full. At closing the Company also borrowed $1,004,306 under the revolving credit note and used the proceeds to pay the related party note payable and accrued interest due to Mark Dyne, Chairman of the Board of the Company. Additionally initial borrowings under the revolving credit note were used to pay the loan and legal fees due at closing.

        Interest expense related to the Revolving Credit and Term Loan Agreement for the three and nine months ended September 30, 2008 was $609,013 and $1,759,866, respectively, which includes $309,472 and $858,325 in amortization of discounts and deferred financing costs for the three and nine months ended September 30, 2008, respectively.

Note 10.      Stock Based Compensation

        The Company accounts for stock-based awards to employees and directors in accordance with Statement of Financial Accounting Standards No. 123 revised, Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Options issued to consultants are accounted for in accordance with the provisions of Emerging Issues Task Force (EITF) No. 96-18, “Accounting for Equity Instruments that are Issued to Others than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

        On July 31, 2007, at the Company’s annual meeting of stockholders, the 2007 Stock Plan was approved. The 2007 Stock Plan authorizes up to 2,600,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. On July 14, 2008, at the Company’s annual meeting of stockholders, a new 2008 Stock Plan was approved by the stockholders. The 2008 Stock Plan authorizes up to 2,500,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. There were 360,000 and 2,960,000 options granted to employees under these plans during the three and nine months ended September 30, 2008, respectively, at a weighted average exercise price of $0.18 and $0.21 per share, for the three and nine months ended September 30, 2008, respectively. Options granted to certain employees include certain acceleration features based on Company performance as determined by the Board of Directors each year. The estimated fair value of options granted during the three and nine months ended September 30, 2008 was $51,184 and $495,452, respectively. Assumptions used to value options granted to employees were an expected volatility of 95%, expected term of 6.08 years, a risk-free interest rate of approximately 3.5%, and an expected dividend yield of zero. Consistent with SFAS 123(R), the stock based compensation expense for the employee options will be recognized on a time-phased vesting schedule through the vesting date of December 31, 2010, subject to acceleration based upon the performance criteria established for 2008. In evaluating the probable outcome of meeting performance conditions, the Company estimates that approximately 100% of the first tranche, or approximately 1/3 of the grants, will be earned in 2008. Accordingly, the Company assumed accelerated vesting for this tranche and will recognize its fair value as stock based compensation during 2008. The Company will assess the probable outcome of the performance criteria quarterly and adjust the expense accordingly.

        There were 46,600 options granted to employees during the three and nine months ended September 30, 2007 at a weighted average exercise price of $1.02 per share. The estimated fair value of options granted during the three and nine months ended September 30, 2007 was $31,700. Common shares of 1,500,000 and warrants to acquire 2,100,000 shares of common stock were issued during the three and nine months ended September 30, 2007 to a non-employee in connection with a debt financing facility at a weighted average exercise price of $1.05 per share for the warrants and $0.001 per share for the common shares issued. The estimated total fair value of the warrants and shares of common stock granted during the three and nine months was $2,879,020. The relative fair value of warrants and shares of common stock issued, less financing costs, is accounted for as debt discount related to the $9.5 million Term note entered into in June 2007. Assumptions used to value options granted to employees were expected volatility of 69%, expected term of 6.1 years, risk-free interest rate of approximately 5.0%, and an expected dividend yield of zero. Assumptions used to value warrants granted to non-employee were expected volatility of 78%, expected term of 5 years (contractual life), risk-free interest rate of 5.0%, and expected dividend yield of zero. In January 2007, a consultant exercised options to acquire 75,000 shares of common stock. Cash received upon exercise was $42,750 or $0.57 per share. At the time of exercise, the total intrinsic value of the options exercised was approximately $72,000 (or $0.96 per share). Because the option exercised was a non-qualified stock option, the Company received a tax deduction for the intrinsic value amount.

        As of September 30, 2008, the Company had approximately $473,425 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the weighted average period of 6 years. As of September 30, 2007, unamortized stock-based compensation expense related to options issued to employees and directors was $467,000, which was recognized over the weighted average period of 2.2 years. This expected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

        The following table summarizes the activity in the Company’s share based plans during the nine months ended September 30, 2008.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options and warrants outstanding - January 1, 2008	4,673,235	$1.46
Granted	—	—
Exercised	—	—
Cancelled	(211,000)	$0.72
Options and warrants outstanding - March 31, 2008	4,462,235	$1.49
Granted	2,600,000	$0.23
Exercised	—	—
Cancelled	(5,000)	$1.27
Options and warrants outstanding - June 30, 2008	7,057,235	$1.03
Granted	360,000	0.12
Exercised	—	—
Cancelled	(90,000)	$0.18
Options and warrants outstanding - September 30, 2008	7,327,235	$1.00
Non-Employees
Options and warrants outstanding - January 1, 2008	3,163,813	$1.97
Granted	—	—
Exercised	—	—
Cancelled	—	—
Options and warrants outstanding - March 31, 2008	3,163,813	$2.00
Granted	—	—
Exercised	—	—
Redeemed	(2,100,000)	0.75
Cancelled	(172,500)	5.06
Options and warrants outstanding - June 30, 2008	891,313	$4.35
Granted	—	—
Exercised	—	—
Cancelled	—	—
Options and warrants outstanding - September 30, 2008	891,313	$4.35

Note 11.      Income Taxes

        On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with income tax liabilities.

        As a result of the implementation of FIN 48, the Company recognized an increase in liabilities for unrecognized tax benefits of approximately $245,800, which was accounted for as an increase in the January 1, 2007 accumulated deficit.

        The Company accrues interest and penalties related to unrecognized tax benefits in interest and penalties expense. For the three and nine months ended September 30, 2008 and 2007, the Company accrued interest and penalties for unrecognized tax benefits of approximately $4,000 and $12,000, respectively. At September 30, 2008 and 2007, the Company had approximately $57,850 and $41,875, respectively, accrued in interest and penalties associated with the unrecognized tax liabilities.

        Deferred tax assets were $281,000 as of September 30, 2008 and $83,000 as of December 31, 2007, related to the Company’s foreign operations and were included in other assets. Due to prior operating losses incurred, no benefit for domestic income taxes has been recorded since there is not sufficient evidence to determine that we will be able to utilize our net operating loss carryforwards to offset future taxable income. Other tax liabilities were $28,000 as of September 30, 2008 and $50,000 as of December 31, 2007 and were included in other accrued liabilities.

Note 12.      Commitments and Contingencies

        On October 12, 2005, a shareholder class action complaint — Huberman v.Tag-It Pacific, Inc., et al., Case No. CV05-7352 R(Ex) — was filed against the Company and certain of the Company’s current and former officers and directors in the United States District Court for the Central District of California, alleging claims under Section 10(b) and Section 20 of the Securities Exchange Act of 1934. A lead plaintiff was appointed, and his amended complaint alleged that defendants made false and misleading statements about the Company’s financial situation and the Company’s relationship with certain of the Company’s large customers. The action was brought on behalf of all purchasers of the Company’s publicly-traded securities during the period from November 13, 2003, to August 12, 2005. On February 20, 2007, the Court denied class certification. On April 2, 2007, the Court granted defendants’ motion for summary judgment, and on or about April 5, 2007, the Court entered judgment in favor of all defendants. On or about April 30, 2007, plaintiff filed a notice of appeal, and his opening appellate brief was filed on October 15, 2007. The Company’s brief was filed on November 28, 2007. The Ninth Circuit held oral arguments on October 23, 2008. The Company believes that this matter will be resolved favorably on appeal, or in a later trial or in settlement within the limits of its insurance coverage. However, the outcomes of this action or an estimate of the potential losses, if any, related to the lawsuit cannot be reasonably predicted, and an adverse resolution of the lawsuit could potentially have a material adverse effect on the Company’s financial position and results of operations.

        On April 16, 2004, the Company filed suit against Pro-Fit Holdings, Limited in the U.S. District Court for the Central District of California – Tag-It Pacific, Inc. v. Pro-Fit Holdings, Limited, CV 04-2694 LGB (RCx) — asserting various contractual and tort claims relating to the Company’s exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages. It is the Company’s position that the agreement with Pro-Fit gives the Company exclusive rights in certain geographic areas to Pro-Fit’s stretch and rigid waistband technology. On June 5, 2006, the Court denied the Company’s motion for partial summary judgment, but did not find that the Company breached the agreement with Pro-Fit and a trial is required to determine issues concerning the Company’s activities in Columbia and whether other actions by Pro-Fit constituted an unwillingness or inability to fill orders. The Court also held that Pro-Fit was not “unwilling or unable” to fulfill orders by refusing to fill orders with goods produced in the United States. The Company also filed a second civil action against Pro-Fit and related companies in the California Superior Court which was removed to the United States District Court, Central District of California. In April 2008, Pro-Fit and certain related companies were placed into administration in the United Kingdom. On May 21, 2008, the joint administrators for Pro-Fit and its related companies filed petitions under Chapter 15 of Title 11 of the United States Code for Pro-Fit and two related companies in the United States Bankruptcy Court for the Central District of California seeking recognition of the United Kingdom administration proceedings and related relief. As a consequence of the chapter 15 filings by the joint administrators, all litigation by the Company against Pro-Fit has been stayed. The Company has derived a significant amount of revenue from the sale of products incorporating the stretch waistband technology in the past and the Company’s business, results of operations and financial condition could be materially adversely affected if the dispute with Pro-Fit is not resolved in a manner favorable to the Company. Additionally, the Company has incurred significant legal fees in this litigation, and unless the case is settled or resolved, may continue to incur additional legal fees in order to assert its rights and claims against Pro-Fit and any successor to those assets of Pro-Fit that are subject to the Company’s exclusive license and intellectual property agreement with Pro-Fit and to defend against any counterclaims.

        The Company currently has pending a number of other claims, suits and complaints that arise in the ordinary course of the Company’s business. The Company believes that it has meritorious defenses to these claims and that the claims are either covered by insurance or, after taking into account the insurance in place, would not have a material effect on the Company’s consolidated financial condition if adversely determined against the Company.

        In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that it has determined are within the scope of FIN No. 45:

        In accordance with the bylaws of the Company, officers and directors are indemnified for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the lifetime of the officer or director. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions of its bylaws is unlimited. However, the Company has a director and officer liability insurance policy that reduces its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of the indemnification provisions of its bylaws is minimal and therefore, the Company has not recorded any related liabilities.

        The Company enters into indemnification provisions under its agreements with investors and its agreements with other parties in the normal course of business, typically with suppliers, customers and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded any related liabilities.

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

	Three Months Ended September 30, 2008
	Talon	Trim	Tekfit	Consolidated
Net sales	$7,202,329	$5,474,634	$95,058	$12,772,021
Cost of goods sold	5,659,460	3,872,355	20,854	9,552,669
Gross profit (loss)	1,542,869	1,602,279	74,204	3,219,352
Operating expenses*				4,935,863
Income from operations				$(1,716,511)

	Three Months Ended September 30, 2007
	Talon	Trim	Tekfit	Consolidated
Net sales	$4,280,168	$4,690,037	$42,930	$9,013,135
Cost of goods sold	3,284,163	3,139,668	62,828	6,486,659
Gross profit (loss)	996,005	1,550,369	(19,898)	2,526,476
Operating expenses*				5,581,765
Income from operations				$(3,055,289)

	Nine Months Ended September 30, 2008
	Talon	Trim	Tekfit	Consolidated
Net sales	$24,259,268	$15,379,665	$139,206	$39,778,139
Cost of goods sold	18,780,771	10,051,477	67,670	28,899,918
Gross profit (loss)	5,478,497	5,328,188	71,536	10,878,221
Operating expenses*				12,853,869
Income from operations				$(1,716,510)

	Nine Months Ended September 30, 2007
	Talon	Trim	Tekfit	Consolidated
Net sales	$17,471,285	$13,517,895	$681,054	$31,670,234
Cost of goods sold	12,938,447	8,960,919	523,046	22,422,412
Gross profit (loss)	4,532,838	4,556,976	158,008	9,247,822
Operating expenses*				12,038,764
Income from operations				$(2,790,942)

* Operating expenses are not segregated by division and includes impairment reserve losses.

        The Company distributes its products internationally and has reporting requirements based on geographic regions. Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment, intangible assets and property held for sale) is attributed to countries based on the location of the assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Country / Region	2008	2007	2008	2007
United States	$640,994	$944,224	$2,486,094	$2,835,124
Hong Kong	4,134,766	3,285,650	12,198,384	11,029,850
China	3,705,958	2,244,455	11,631,058	9,015,755
India	604,976	484,069	2,102,976	1,529,069
Bangladesh	667,394	519,989	1,994,194	1,475,489
Other	3,017,933	1,534,748	9,365,433	5,784,947
	$12,772,021	$9,013,135	$39,778,139	$31,670,234

	September 30, 2008	December 31, 2007
Long-lived Assets:
United States	$7,671,400	$8,778,400
Hong Kong	774,400	556,900
Dominican Republic	476,400	558,200
China	206,200	109,800
Other	11,700	17,900
Total
	$9,140,100	$10,021,200

Note 14.      Related Party Transactions

        Todd Kay, a director and significant shareholder of Tarrant Apparel Group, is also a significant shareholder of the Company. Sales to Tarrant for the three and nine months ended September 30, 2008 were $6,620 and $44,200, respectively. Sales to Tarrant for the three months and nine months ended September 30, 2007 were $1,800, and $141,800, respectively. At September 30, 2008, accounts receivable included $9,900 outstanding from Tarrant Apparel Group while at December 31, 2007 there were no amounts due from Tarrant.

        Colin Dyne, a director and stockholder of the Company, is also an executive officer, director and significant stockholder of People’s Liberation, Inc. During the three and nine months ended September 30, 2008, we had sales of $177,400 and $466,700, respectively, to subsidiaries of People’s Liberation, Inc. For the three and nine months ended September 30, 2007 we had sales of $115,500 and $323,000, respectively, to subsidiaries of People’s Liberation, Inc. At September 30, 2008, accounts receivable included $148,500 outstanding from People’s Liberation subsidiaries. At December 31, 2007, accounts receivable of $44,000 were outstanding from subsidiaries of People’s Liberation, Inc.

        Due from related parties at September 30, 2008 and December 31, 2007 includes $661,500 and $625,500, respectively, of an unsecured note and accrued interest receivable from Colin Dyne. The note bears interest at 7.5% and is due on demand and is classified as a long term asset. During 2007 and 2008, certain notes payable due to Mr. Dyne were used to partially satisfy the note receivable from Mr. Dyne.

        Demand notes payable to related parties includes notes and advances to Mark Dyne, the Chairman of the Board of Directors of the Company or to parties related to or affiliated with Mark Dyne. The balance of Demand notes payable to related parties at September 30, 2008 and at December 31, 2007 was $85,200.

        Jonathan Burstein, a former director of the Company, purchases products from the Company through an entity operated by his spouse. For the three and nine months ended September 30, 2008, sales to this entity were $13,340 and $62,200, respectively. Sales to this entity for the three and nine months ended September 30, 2007 were $24,800 and $58,500, respectively. At September 30, 2008, and December 31, 2007 accounts receivable included $31,500 and $28,700, respectively, due from this entity. On October 25, 2007, Mr. Burstein resigned as a director of the Company.

        Consulting fees of $73,800 and $221,000 were paid for services provided by Mr. Burstein for the three and nine months ended September 30, 2007. During the fourth quarter of 2007, Mr. Burstein’s services to the Company terminated with his resignation as a director of the Company. In December 2007, we recorded a onetime charge for the remainder of the consulting contract with Mr. Burstein in recognition of the termination of his services. We continue to make payments under this contract and payments of $57,500 and $202,900 were paid under the terms of the contract for the three and nine months ended September 30, 2008, respectively.

        Consulting fees paid to Diversified Investments, a company owned by Mark Dyne, amounted to $37,500 and $112,500 for the three and nine months ended September 30, 2008, respectively. Consulting fees paid for the three and nine months ended September 30, 2007 were $37,500 and $112,500, respectively.

        Consulting fees of $75,000 and $225,000 were paid for services provided by Colin Dyne for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007, consulting fees of $75,000 and $200,100 were paid to Colin Dyne.

Note 15.      Subsequent Events

Disposition of Assets Held for Sale

        As part of its 2005 restructuring plan, on July 2, 2008, the Company entered into an agreement to sell its building including certain equipment, furnishings and fixtures, located in North Carolina, for $725,000. The Company intends to use the proceeds to retire the mortgage on this property of approximately $671,000. The carrying value of the property at September 30, 2008 is $688,000. The transaction closed October 22, 2008 and will not have a significant impact on results in the fourth quarter of 2008.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

        This report and other documents we file with the SEC contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations below. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. Reference is made in particular to forward looking statements regarding projections or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, international businesses, competitive position, adequate liquidity to fund our operations and meet our other cash requirements.

Overview

        The following management’s discussion and analysis is intended to assist the reader in understanding our consolidated financial statements. This management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes.

        Talon International, Inc. designs, sells and distributes apparel zippers, specialty waistbands and various apparel trim products to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We sell and market these products under various branded names including Talon and Tekfit. We operate the business globally under three product groups.

        We plan to continue our global expansion of Talon zippers through the establishment of a network of Talon locations, distribution relationships, and joint ventures. The network of global manufacturing and distribution locations are expected to improve our global footprint and allow us to more effectively serve apparel brands and manufacturers globally.

        Our Trim business focus is as an outsourced product development, sourcing and sampling department for the most demanding brands and retailers. We believe that trim design differentiation among brands and retailers has become a critical marketing tool for our customers. By assisting our customers in the development, design and sourcing of trim, we expect to achieve higher margins for our trim products, create long-term relationships with our customers, grow our sales to a particular customer by supplying trim for a larger proportion of its brands, and better differentiate our trim sales and services from those of our competitors.

        Our Tekfit services provide manufacturers with the patented technology, manufacturing know-how and materials required to produce garments incorporating an expandable waistband. These products were previously produced by several manufacturers for one single brand. In October 2006 our exclusive supply contract with this brand expired and we have subsequently marketed and sold the product to other brands; however, our efforts to expand this product offering to other customers have been limited by a licensing dispute. As described more fully in the accompanying Note 12 to our unaudited consolidated financial statements under Commitment and Contingencies, we are presently in litigation with Pro-Fit Holdings Limited regarding our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit’s patented technology. Our success in selling this product to other customers could be materially adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us.

Results of Operations

        The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	74.8	72.0	72.7	70.8
Gross profit	25.2	28.0	27.3	29.2
Selling expenses	6.8	8.0	5.9	6.8
General and administrative expenses	19.7	30.3	22.5	24.5
Reserve for note impairment	—	23.6	—	6.7
Losses on marketable securities	8.1	—	2.6	—
Impairment loss on idle equipment	3.9	—	1.3	—
Interest & taxes	5.7	7.0	4.3	3.8
Net income (loss)	(19.1)%	(40.9)%	(9.3)%	(12.6)%

        Sales

        For the three and nine months ended September 30, 2008 and 2007, sales by geographic region based on the location of the customer as a percentage of sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2008	2007	2008	2007
United States	5.0%	10.5%	6.3%	9.0%
Hong Kong	32.4%	36.4%	30.7%	34.8%
China	29.0%	24.9%	29.2%	28.5%
India	4.8%	5.4%	5.3%	4.8%
Bangladesh	5.2%	5.8%	5.0%	4.6%
Other	23.6%	17.0%	23.5%	18.3%
	100.0%	100.0%	100.0%	100.0%

        Sales for the three months ended September 30, 2008 were $12.8 million or $3.8 million (41.7%) greater than sales for the same period in 2007. The increased sales were principally attributable to higher sales of Talon zipper products (a $2.9 million increase), in particular to customers manufacturing garments for one brand with whom we obtained nomination as their principal supplier in late 2007 and increased sales of Trim products (a $0.8 million increase) resulting from new program awards from existing and new customers.

        Sales for the nine months ended September 30, 2008 were $39.8 million or $8.1 million (25.6%) greater than sales for the same period in 2007. The sales increase reflects improved Talon zipper sales (a $6.8 million or 38.8 % increase) as a result of new brand nominations and sales within Southeast Asia, together with new and increased program sales in the Trim division (a $1.9 million or 13.7% increase); partially offset by a decline in sales of Tekfit products resulting from the termination of an exclusive contract for this product at the end of 2006.

        Gross Profit

        Gross profit for the three months ended September 30, 2008 was $3.2 million, as compared to $2.5 million for the same period in 2007. Gross profit for the nine months ended September 30, 2008 was $10.9 million, as compared to $9.2 million for the same period in 2007. The increase in gross profit for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 was principally attributable to higher overall sales volumes, and a reduction in obsolescence, partially offset by higher manufacturing costs and increased freight and delivery charges.

        A recap of the change in gross profit for the three and nine months ended September 30, 2008 as compared with the same periods in 2007 is as follows:

	(Amounts in thousands, except percent)
	Three Months Ended September 30,		Nine Months Ended September 30,
	Amount	% (1)	Amount	% (1)
Gross profit increase (decrease) as a result of:
Higher volumes	$1,188	47	$2,677	28.9
Product margin mix	(493)	(19.5)	(821)	(8.9)
Decreased obsolescence	121	4.8	121	1.3
Increased freight and duty costs	(10)	(0.4)	(75)	(0.8)
Increased manufacturing costs	(115)	(4.6)	(321)	(3.4)
Other	2	0.1	49	0.5
Gross profit increase	$693	27.4	$1,630	17.6

(1)     Represents the percentage change in the 2008 period, as compared to the same period in 2007.

        Selling Expenses

        Selling expenses for the three months ended September 30, 2008 were $0.8 million or 6.5 % of sales, as compared to $0.7 million, or 8.0% of sales, for the same period in 2007. The increase in selling expenses reflects the costs associated with sales salaries and commissions of $80,000 and additional travel and related expenses related to the sales growth in our Asian markets of $45,000; offset by lower royalty costs and administrative costs of $16,000 associated with the decline in Tekfit sales.

        Selling expenses for the nine months ended September 30, 2008 were $2.4 million or 5.9% of sales, as compared to $2.2 million, or 6.8% of sales, for the same period in 2007. The increase in selling expenses reflects the costs associated sales salaries and commissions of $175,000, additional travel and related facility expenses related to the sales growth in our Asian markets of $171,000; offset by lower royalty costs, marketing and advertsing and administrative costs of $142,000 associated with the decline in Tekfit sales.

        General and Administrative Expenses

        General and administrative expenses for the three months ended September 30, 2008 were $2.5 million or 19.7% of sales, as compared with $2.7 million or 30.3% of sales, for the same period in 2007. The net reduction in general and administrative expenses of $213,600 primarily results from lower legal charges of $59,000, lower bad debt expense of $156,000 and lower professional and audit fees of $161,000; offset by higher salaries and benefit costs of $50,000 principally associated with increased staffing in Asia in support of the higher sales, increased facility and insurance costs of $28,000 due to new offices at higher rates, higher depreciation charges of $66,000 and higher customer referral fees of $21,000.

        General and administrative expenses for the nine months ended September 30, 2008 were $8.9 million or 22.5% of sales, as compared to $7.7 million or 24.5% of sales, for the same period in 2007. The general and administrative expenses in 2008 include $724,000 in compensation and related costs mainly associated with the severance of the former chief executive officer and chief operating officer. General and administrative expenses for the nine months ended September 30, 2008 were 20.7% of sales before these charges as compared to the same period in 2007. The decrease in the general and administrative expenses, after the severance charges, primarily is reflective of lower legal charges of $60,000, lower bad debt expenses of $202,000 and lower professional and audit fees of $197,000; offset by higher salaries and benefit costs of $225,000 principally associated with increased staffing in Asia in support of the higher sales, higher sampling costs of $125,000 associated with new programs and developments, increased facility and insurance costs of $161,000 due to new offices at higher rates, higher depreciation charges of $174,000, higher customer referral fees of $72,000 and higher stock based compensation charges of $179,000 associated with new option grants.

        Impairment of Note Receivable

        Operating expenses for the three and nine months ended September 30, 2007 include $2.1 million in bad debt reserve provisions associated the note receivable due to us from Azteca Production International, Inc. See Note 6 in the accompanying footnotes of the unaudited consolidated financial statements.

        Loss on Marketable Securities

        Operating expenses for the three and nine months ended September 30, 2008 include $1,040,000 in a valuation reserve for the full value of our investment in marketable securities. See Note 5 in the accompanying footnotes of the unaudited consolidated financial statements.

        Impairment Loss on Idle Equipment

        Operating expenses for the three and nine months ended September 30, 2008 also include $500,000 in impairment valuation reserve for certain components of idle equipment. See Note 8 in the accompanying footnotes of the unaudited consolidated financial statements.

        Interest Expense and Interest Income

        Interest expense for the three months ended September 30, 2008 decreased by approximately $36,500 to $641,232 as compared to the same period in 2007. Interest expense for the nine months ended September 30, 2008 increased by approximately $532,000 to $1,886,796, as compared to the same period in 2007. The increased interest expense is due partly to increased borrowings under the Bluefin term notes and revolver debt facility which carry interest rates of 8.5% and prime (5.0% at September 30, 2008) +2%, respectively, as compared to a 6% interest rate on the promissory notes outstanding in 2007. See Note 9 of the unaudited consolidated financial statements. The principal increase in interest costs is attributable to the amortization of deferred financing costs and debt discounts associated with the fair value of equity components issued in connection with the debt facility.

        Interest income for the three and nine months ended September 30, 2008 decreased by approximately $14,000 and $167,200, respectively, as compared to the same period of the prior year, due primarily to the conversion of the Azteca note receivable to shares of common stock in a separate public corporation. Interest income was $16,516 and $49,436 for the three and nine months ended September 30, 2008 (compared to $30,203 and $216,635 for the three and nine months ended September 30, 2007, respectively).

        A brief summary of interest expense and interest income is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cash interest expense	$331,759	$346,585	$1,008,472	$858,458
Amortization of deferred financing costs
& debt discounts	309,473	331,132	858,325	496,265
Interest expense	641,232	677,717	1,886,796	1,354,723
Interest income	(16,516)	(30,203)	(49,436)	(216,635)
Interest expense, net	$624,716	$647,514	$1,817,360	$1,138,088

        Income Taxes

        Income tax provisions for the three and nine months ended September 30, 2008 reflected a tax expense of $99,150 and a tax benefit of $112,266, respectively. Income tax provisions for the three and nine months ended September 30, 2007 were a tax benefit of $20,972 and a tax expense of $57,652. The net tax benefit for the nine months ended September 30, 2008 is associated with domestic state income taxes, foreign income taxes, foreign withholding taxes from our domestic royalty charges to our foreign operations and taxable losses and earnings within our Asian facilities. The net tax expense for the nine months ended September 30, 2007 was associated with domestic state income taxes, foreign income taxes and foreign withholding taxes from our domestic royalty charges to our foreign operations. Due to prior operating losses incurred no benefit for domestic income taxes has been recorded since there is not sufficient evidence to determine that we will be able to utilize our net operating loss carryforwards to offset future taxable income.

Liquidity and Capital Resources

        The following table summarizes selected financial data at (amounts in thousands):

	September 30, 2008	December 31, 2007
Cash and cash equivalents	$2,038	$2,919
Total assets	21,406	21,683
Current liabilities	12,816	10,457
Long-term debt, less current liabilities	12,659	11,944
Stockholders' equity (deficit)	(4,068)	(717)

        Cash and Cash Equivalents

        Cash and cash equivalents decreased by $881,000 at September 30, 2008 as compared to December 31, 2007, principally due to cash used by operating activities and cash used in financing activities and capital expenditures.

        Cash provided by operating activities is our primary recurring source of funds, and a net use of $70,525 for the nine months ended September 30, 2008. The cash provided by (used in) operating activities during the nine months resulted principally from:

Net loss before non-cash expenses	$(84,860)
Inventory decrease, net of reserves	135,425
Receivable increases, net of reserves	(2,520,265)
Increase in accounts payable and accrued expense	2,446,600
Other increases in operating capital	(47,425)
$(70,525)

        The cash provided by (used in) operating activities reflects a net loss from operations excluding non-cash charges of approximately $84,900 and an overall decrease in cash provided by operating capital. Increases in receivables are the result of substantially higher sales in the second and third quarters, which is at the end of our peak season compared to our receivables at December 31, 2007 (seasonally one of our lower sales periods). Accounts payable increases reflect similar seasonal fluctuations as well as the increase in our business volume in 2008 as compared with 2007. Accounts payable also reflects the benefits of longer negotiated terms with suppliers.

        Net cash used in investing activities for the nine months ended September 30, 2008 was $437,841 as compared to $585,470 for the nine months ended September 30, 2007. These expenditures in 2008 were principally associated with the development of a new enterprise resource planning (“ERP”) system. In the first nine months of 2007, net cash used for investing activities represents capital expenditures principally associated with leasehold improvements in new facilities, office equipment for new employees, improvements in our technology systems and a marketing website acquisition.

        Net cash used in financing activities for the nine months ended September 30, 2008 was $421,267 and primarily reflects the repayment of borrowings under capital leases and notes payable, net of borrowings under our revolver line of credit. For the nine months ended September 30, 2007, net cash of $1,356,501 was used in financing activities and primarily reflects the proceeds provided by the issuance of common stock and warrants of $2,307,000 (net of issuance costs) and borrowings under the debt facility for the repayment of our borrowings under the convertible promissory notes, a related party note, capital leases and notes payable, net of collections under our note receivable.

        On June 27, 2007, we entered into a Revolving Credit and Term Loan Agreement with Bluefin Capital, LLC (“Bluefin”) that provides for a $5.0 million revolving credit loan and a $9.5 million term loan for a three year period ending June 30, 2010.  The revolving credit portion of the facility, as amended, permits borrowings based upon a formula including 85% of our eligible receivables and 55% of eligible inventory, and provides for monthly interest payments at the prime rate (5.0% at September 30, 2008) plus 2.0%.  The term loan bears interest at 8.5% annually with quarterly interest payments and repayment in full at maturity.  Borrowings under both credit facilities are secured by all of our assets. There was $861,000 and $879,000 in available borrowings at September 30, 2008 and December 31, 2007, respectively.

        In connection with the revolving credit and term loan agreement, we issued 1,500,000 shares of common stock to the lender for $0.001 per share, and issued warrants to purchase 2,100,000 shares of common stock. The warrants were exercisable over a five-year period and initially 700,000 warrants were exercisable at $0.95 per share; 700,000 warrants were exercisable at $1.05 per share; and 700,000 warrants were exercisable at $1.14 per share. The warrants did not require cash settlements. The relative fair value of the equity ($2,374,169, which includes a reduction for financing costs) issued with this debt facility was allocated to paid-in-capital and reflected as a debt discount to the face value of the term note. This discount is being amortized over the term of the note and recognized as additional interest cost as amortized. Costs associated with the debt facility included debt fees, commitment fees, registration fees, and legal and professional fees of $486,000. The costs allocable to the debt instruments are reflected as a reduction to the face value of the note on the balance sheet.

        Under the terms of the credit agreement we are required to meet certain coverage ratios, among other restrictions including a restriction from declaring or paying a dividend prior to repayment of all the obligations. The financial covenants, as amended, require that we to maintain at the end of each fiscal quarter “EBITDA” (as defined in the Agreement) in excess of our principal and interest payments for the same period of not less than $1.00, and in excess of ratios set out in the agreement for each quarter. In the event that we fail to satisfy the minimum EBITDA requirement for a quarter, a waiver fee of 1% of the debt commitment may be paid and the requirement delayed to the next quarter. If two consecutive quarters fail to meet the minimum EBITDA the waiver fee increases to 2%. If three consecutive quarters fail to meet the minimum EBITDA the credit agreement would be in default and the lender may demand immediate payment of the full amount of the notes outstanding.

        On November 19, 2007, we entered into an amendment with Bluefin to modify the original financial covenants and to extend until June 30, 2008 the application of the original EBITDA covenant in exchange for our additional common stock and a price adjustment to the lenders outstanding warrants issued in connection with the loan agreement. In connection with this amendment we issued an additional 250,000 shares of common stock to the lender for $0.001 per share. The exercise price for all of the previously issued 2,100,000 warrants for the purchase of common stock was amended to $0.75 per share.

        On April 3, 2008, we executed a further amendment to the existing loan agreement with Bluefin. The amendment included a redefining of the EBITDA covenants, the cancellation of the common stock warrants previously issued to Bluefin in exchange for the issuance by us, of an additional note payable to Bluefin for $1.0 million. The note bears interest at 8.5% and both the note and accrued interest are payable at maturity on June 30, 2010. In addition, our borrowing base was modified in this amendment by increasing the allowable portion of inventory held by third party vendors to $1.0 million with no more than $500,000 held at any one vendor and increasing the percentage of accounts receivable to be included in the borrowing base to 85%. We paid a one-time modification fee of $145,000 to secure the amendment of the agreement. As of September 30, 2008, we had outstanding borrowings of $10,375,000 under the term notes (discounted carrying value of $7,740,959), and $4,139,000 under the revolving credit note.

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

Contractual Obligations and Off-Balance Sheet Arrangements

        The following summarizes our contractual obligations at September 30, 2008 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Demand notes payable to
related parties (1)	$218,400	$218,400	$—	$—	$—
Capital lease obligations	276,500	270,600	5,900	—	—
Operating leases	1,049,900	660,600	385,400	3,900	—
Notes payable	16,588,700	1,173,100	15,415,600	—	—
Convertible notes payable	1,048,800	298,500	750,300	—	—
Total Obligations	$19,182,300	$2,621,200	$16,557,200	$3,900	$—

(1)	The majority of notes payable to related parties are due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment, and include accrued interest payable through September 30, 2008.

        At September 30, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

        See Note 14 of the unaudited consolidated financial statements for a discussion of related party transactions.

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

  Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectibility of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.
  The net bad debt expenses, recoveries, and provisions for the three and nine months ended September 30, 2008 and September 30, 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net bad debt expenses	$32,857	$2,307,446	$27,531	$2,349,568
Recoveries	$—	$133,780	$3,050	$531,121
Allowance for doubtful
accounts	$124,045	$2,327,518	$124,045	$2,327,518

  Inventories are stated at the lower of cost, determined using the first-in first-out basis or market value and are all substantially finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead. Inventory is evaluated on a continual basis and reserve adjustments are made based on management’s estimate of future sales value, if any, of specific inventory items. Inventory reserves are recorded for damaged, obsolete, excess and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. Provisions for reserves for inventory valuation for the three and nine months ended September 30, 2008 were $0. For the three and nine months ended September 30, 2007, provisions for reserve for inventory valuation were $120,700.

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
  We record impairment charges when the carrying amounts of long-lived assets are determined not to be recoverable. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, impairment is measured by assessing the usefulness of an asset or by comparing the carrying value of an asset to its fair value. Fair value is typically determined using quoted market prices, if available, or an estimate of undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of impairment loss is calculated as the excess of the carrying value over the fair value. Changes in market conditions and management strategy have historically caused us to reassess the carrying amount of our long-lived assets. Long-lived assets were evaluated during the third quarter 2008, and we determined that certain components of idle equipment would not be effectively redeployed and would be sold or disposed. Accordingly, the carrying value of these components would not be fully realized, and we recorded an impairment valuation reserve for $500,000 reducing the carrying value of these assets to $82,116. See Note 8 in the accompanying footnotes of the unaudited consolidated financial statements.
  Sales are recognized when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable, and collection is reasonably assured. Sales resulting from customer buy-back agreements, or associated inventory storage arrangements are recognized upon delivery of the products to the customer, the customer’s designated manufacturer, or upon notice from the customer to destroy or dispose of the goods. Sales, provisions for estimated sales returns, and the cost of products sold are recorded at the time title transfers to customers. Actual product returns are charged against estimated sales return allowances.
  We are currently involved in various lawsuits, claims and inquiries, most of which are routine to the nature of the business, and in accordance with SFAS No. 5, “Accounting for Contingencies.” We accrue estimates of the probable and estimable losses for the resolution of these claims. The ultimate resolution of these claims could affect our future results of operations for any particular quarterly or annual period should our exposure be materially different from our earlier estimates or should liabilities be incurred that were not previously accrued.

New Accounting Pronouncements

        On May 9, 2008, FASB issued FASB Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Turned Into Cash Upon Conversion” (“APB 14-1”).  APB 14-1 addresses that convertible debt instruments may be settled in cash upon conversion (including partial cash settlement). Additionally, APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is to be applied retrospectively for the first annual reporting on or after December 15, 2008 and interim periods within the fiscal year.  Early adoption is not permitted. We do not believe No. APB 14-1 will have any impact on our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. We do not believe SFAS 162 will have any impact on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not believe SFAS 161 will have a material impact on our consolidated financial statements.

        In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 which delays the effective date of SFAS No. 157 to January 1, 2009, for us, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our consolidated financial statements.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.

        Not Applicable

Item 4.      Controls and Procedures

Evaluation of Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

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

Changes in Internal Control over Financial Reporting

        During the quarter ended September 30, 2008, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings

        On October 12, 2005, a shareholder class action complaint — Huberman v.Tag-It Pacific, Inc., et al., Case No. CV05-7352 R(Ex) — was filed against us and certain of our current and former officers and directors in the United States District Court for the Central District of California, alleging claims under Section 10(b) and Section 20 of the Securities Exchange Act of 1934. A lead plaintiff was appointed, and his amended complaint alleged that defendants made false and misleading statements about our financial situation and our relationship with certain of our large customers. The action was brought on behalf of all purchasers of our publicly-traded securities during the period from November 13, 2003 to August 12, 2005. On February 20, 2007, the Court denied class certification. On April 2, 2007, the Court granted defendants’ motion for summary judgment, and on or about April 5, 2007, the Court entered judgment in favor of all defendants. On or about April 30, 2007, plaintiff filed a notice of appeal, and his opening appellate brief was filed on October 15, 2007. Our brief was filed on November 28, 2007. The Ninth Circuit held oral argument on October 23, 2008. We believe that this matter will be resolved favorably on appeal, or in a later trial or in settlement within the limits of its insurance coverage. However, the outcomes of this action or an estimate of the potential losses, if any, related to the lawsuit cannot be reasonably predicted, and an adverse resolution of the lawsuit could potentially have a material adverse effect on our financial position and results of operations.

        On April 16, 2004, we filed suit against Pro-Fit Holdings, Limited in the U.S. District Court for the Central District of California – Tag-It Pacific, Inc. v. Pro-Fit Holdings, Limited, CV 04-2694 LGB (RCx) — asserting various contractual and tort claims relating to our exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages. It is our position that the agreement with Pro-Fit gives us exclusive rights in certain geographic areas to Pro-Fit’s stretch and rigid waistband technology. On June 5, 2006, the Court denied our motion for partial summary judgment, but did not find that we breached the agreement with Pro-Fit and a trial is required to determine issues concerning our activities in Columbia and whether other actions by Pro-Fit constituted an unwillingness or inability to fill orders. The Court also held that Pro-Fit was not “unwilling or unable” to fulfill orders by refusing to fill orders with goods produced in the United States. We also filed a second civil action against Pro-Fit and related companies in the California Superior Court which was removed to the United States District Court, Central District of California. In April 2008, Pro-Fit and certain related companies were placed into administration in the United Kingdom. On May 21, 2008, the joint administrators for Pro-Fit and its related companies filed petitions under Chapter 15 of Title 11 of the United States Code for Pro-Fit and two related companies in the United States Bankruptcy Court for the Central District of California seeking recognition of the United Kingdom administration proceedings and related relief. As a consequence of the chapter 15 filings by the joint administrators, all litigation by us against Pro-Fit has been stayed. We have derived a significant amount of revenue from the sale of products incorporating the stretch waistband technology in the past and our business, results of operations and financial condition could be materially adversely affected if the dispute with Pro-Fit is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled or resolved, may continue to incur additional legal fees in order to assert its rights and claims against Pro-Fit and any successor to those assets of Pro-Fit that are subject to our exclusive license and intellectual property agreement with Pro-Fit and to defend against any counterclaims.

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

Item 1A.     Risk Factors

        Risk factors are included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Except as set forth below, no material changes to such risk factors has occurred during the nine months ended September 30, 2008.

        Adverse conditions in the global economy and disruption of financial markets could negatively impact our customers and therefore our results of operations.

        Many economic factors beyond our control may impact our performance and results of operations. These factors include consumer confidence, consumer spending levels, employment levels, availability of consumer credit, recession, deflation, inflation, a general slowdown of the U.S. economy or an uncertain economic outlook. Reductions in consumer spending and an economic downturn in the retail apparel business could reduce demand for our products and result in a decrease in sales volume that could have a negative impact on our results of operations. Volatility and disruption of financial markets could limit customers’ ability to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on our results of operations.

Item 6.      Exhibits

10.28+	Talon International, Inc. 2008 Stock Incentive Plan. Incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-8 filed on July 18, 2008.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        + Indicates a management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2008	TALON INTERNATIONAL, INC. /s/ Lonnie D. Schnell By: Lonnie D. Schnell Its: Chief Executive Office & Chief Financial Officer