Form 10-K
period 2008-12-31
TALON INTERNATIONAL, INC.
filed 2009-04-09
CIK 1047881

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Large accelerated filer [_]    Accelerated filer [_]   Non-accelerated filer [_]
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

At June 30, 2008, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $4,261,204.

At April 9, 2009 the issuer had 20,291,433 shares of Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

================================================================================

                            TALON INTERNATIONAL, INC.
                               INDEX TO FORM 10-K

PART I                                                                      PAGE

Item 1.       Business .....................................................   2

Item 1A.      Risk Factors .................................................   8

Item 1B.      Unresolved Staff Comments ....................................  15

Item 2.       Properties ...................................................  15

Item 3.       Legal Proceedings ............................................  16

Item 4.       Submission of Matters to a Vote of Security Holders ..........  17

PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities .........  18

Item 6.       Selected Financial Data ......................................  20

Item 7.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .......................  21

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk ...  33

Item 8.       Financial Statements and Supplementary Data ..................  34

Item 9.       Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure .......................  68

Item 9A(T)    Controls and Procedures ......................................  68

Item 9B.      Other Information ............................................  68

PART III

Item 10.      Directors, Executive Officers and Corporate Governance .......  69

Item 11.      Executive Compensation .......................................  72

Item 12.      Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters ................  83

Item 13.      Certain Relationships and Related Transactions and Director
                 Independence ..............................................  84

Item 14.      Principal Accounting Fees and Services .......................  86

PART IV

Item 15.      Exhibits and Financial Statement Schedules ...................  87

FORWARD LOOKING STATEMENTS

         This report and other documents we file with the SEC contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management's assumptions. In addition, we, or others on our behalf, may make forward looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Words such as "expect," "anticipate," "outlook," "could," "target," "project," "intend," "plan," "believe," "seek," "estimate," "should," "may," "assume," "continue," variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in "Item 1A. Risk Factors." We have based our forward looking statements on our management's beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. Reference is made in particular to forward looking statements regarding projections or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, international businesses, competitive position, adequate liquidity to fund our operations and meet our other cash requirements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.


                                     PART I

ITEM 1.       BUSINESS

GENERAL

         Talon International, Inc. specializes in the manufacturing and distribution of a full range of apparel accessories including zippers and trim items to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We manufacture and distribute zippers under our TALON(R) brand name to manufacturers for apparel brands and retailers such as Abercrombie & Fitch, Wal-Mart, Kohl's, The Gap, Juicy Couture and JC Penney, among others. We also provide full service outsourced trim design, sourcing and management services and supply specified trim items for manufacturers of fashion apparel such as Abercrombie & Fitch, Victoria's Secret, American Eagle, Motherhood, Express, Polo Ralph Lauren and others. Under our TEKFIT(R) brand, we develop and sell apparel components that utilize a patented technology, including a stretch waistband.

         We were incorporated in the State of Delaware in 1997. We were formed to serve as the parent holding company of Tag-It, Inc., a California corporation, Tag-It Printing & Packaging Ltd., which changed its name in 1999 to Tag-It Pacific (HK) LTD, a BVI corporation, Tagit de Mexico, S.A. de C.V., A.G.S. Stationery, Inc., a California corporation and Pacific Trim & Belt, Inc., a California corporation. All of these companies were consolidated under a parent limited liability company in October 1997. These companies became our wholly owned subsidiaries immediately prior to the effective date of our initial public offering in January 1998. In 2000, we formed two wholly owned subsidiaries of Tag-It Pacific, Inc: Tag-It Pacific Limited, a Hong Kong corporation and Talon International, Inc., a Delaware corporation. During 2006 we formed two wholly owned subsidiaries of Talon International, Inc. (formerly Tag-It Pacific, Inc.): Talon Zipper (Shenzhen) Company Ltd. in China and Talon International Pvt. Ltd., in India. On July 20, 2007 we changed our corporate name from Tag-It Pacific, Inc. to Talon International, Inc. Our web site is www.talonzippers.com. Our web site address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document.

BUSINESS SUMMARY

         We operate our business within three product groups, Talon, Trim and Tekfit. In our Talon group, we design, engineer, test and distribute zippers under our TALON trademark and trade names to apparel brands and manufacturers. TALON enjoys brand recognition in the apparel industry worldwide. TALON is a 100-year-old brand, which is well known for quality and product innovation and was the original pioneer of the formed wire metal zipper for the jeans industry and is a specified zipper brand for manufacturers in the sportswear and outerwear markets worldwide. We provide a line of high quality zippers, including a specialty zipper for kids clothing, for distribution to apparel manufacturers in Asia, India, Indonesia, Bangladesh, Mexico and Central America and have sales and marketing teams in most of these areas. We have developed, joint manufacturing arrangements in various geographical international local markets to manufacture, finish and distribute zippers under the TALON brand name. Our manufacturing partners operate to our specifications and under our quality requirements, compliance controls and our direct manufacturing and quality assurance supervision, producing finished zippers for our customers in their local markets. This operating model allows us to significantly improve the speed at which we serve the market and to expand the geographic footprint of our TALON products. The Talon zipper is promoted both within our trim packages, as well as a stand-alone product line.

         In our Trim products group, we act as a fully integrated single-source supplier, designer and sourcing agent of a full range of trim items for manufacturers of fashion apparel. Our business focuses on servicing all of the trim requirements of our customers at the manufacturing and retail brand level of the fashion apparel industry. Trim items include labels, buttons, rivets, printed marketing material, polybasic, packing cartons and hangers. Trim items comprise a relatively small part of the cost of most apparel products but comprise the vast majority of components necessary to fabricate a typical apparel product. We offer customers a one-stop outsourced service for all trim related matters. Our teams work with the apparel designers and function as an extension of their staff.

         If our customer is creating a new pair of cargo pants for their fall collection, our Trim products group will collaborate with them on their design vision, then present examples of their vision in graphic form for all apparel accessory components. We will design the buttons, snaps, hang tags, labels, zippers, zipper pullers and other items. Once our customer selects the designs they like, our sourcing and production teams coordinate with our proprietary database of manufacturers worldwide to ensure the best manufacturing solution for the items being produced. The proper manufacturing and sourcing solution is a critical part of our service. Knowing the best facility or supplier to ensure timely production, the proper paper finishes, distressing or other types of material needs or manufacturing techniques to be used is critical. Because we perform this function for many different global projects and apparel brands, we have a depth and breadth of knowledge in the manufacturing and sourcing that our customers cannot achieve, and therefore offer a significant value to our customers. In addition, because we are consistently innovating new items, manufacturing techniques and finishes, we bring many new, fresh and unique ideas to our customers. Once we identify the appropriate supply source, we create production samples of all of our designs and products and review the samples with our customers so they can make a final decision while looking at the actual items that will be used on the garments. When the customer selects the appropriate items, we are identified as the sole-source trim supplier for the project, and our customer's factories are then required to purchase the trim products from us. Throughout the garment manufacturing process, we consistently monitor the timing and accuracy of the production items to ensure the production items exactly match all samples when delivered to our customer's apparel factories.

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

         Our teams of sales employees, representatives, program managers, creative design personnel and global production and distribution coordinators at our facilities located in the United States, China, India and the Caribbean enable us to take advantage of and address the increasingly complicated requirements of the large and expanding demand for complete apparel accessory solutions. We plan to continue to expand operations in Asia, Europe, Central America and the Caribbean to take advantage of the large apparel manufacturing markets in these regions.

PRODUCTS

         TALON ZIPPERS - We offer a full line of metal and synthetic zippers bearing the TALON brand name. TALON zippers are used primarily by manufacturers in the apparel industry and are distributed through our distribution facilities in the United States, India, Indonesia, Bangladesh and China and through our agents, distributors and affiliates in other international markets.

         We plan to expand our distribution of TALON zippers through the establishment of a network of TALON owned sales, distribution and manufacturing locations, distribution relationships and joint ventures. The network of these distributors and manufacturing joint ventures, in combination with TALON owned and affiliated facilities under the TALON brand, is expected to improve our time-to-market by eliminating the typical setup and build-out phase for new manufacturing capacity throughout the world by sourcing, finishing and distributing to apparel manufacturers in their local markets. The branded apparel zipper market is dominated by one company and we are positioning TALON to be a viable global alternative to this competitor and capture an increased market share position. We plan to leverage the brand awareness of the TALON name by branding other products in our line with the TALON name.

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

         TEKFIT - We distribute a proprietary stretch waistband under our Exclusive License and Intellectual Property Rights agreement with Pro-Fit Holdings, Limited. The agreement gives us the exclusive rights to sell or sublicense stretch waistbands manufactured under the patented technology developed by Pro-Fit for garments manufactured anywhere in the world for sale in the U.S. market and for all U.S. brands for the life of the patent. We offer apparel manufacturers advanced, patented fabric technologies to utilize in their garments under the TEKFIT name. This technology allows fabrics to be altered through the addition of stretch characteristics resulting in greatly improved fit and comfort. This technology allows pant manufacturers to build-in a stretch factor into standard waistbands that does not alter the appearance of the garment, but will allow the waist to stretch out and back by as much as two waist sizes. Previously, we supplied Levi Strauss & Co. with TEKFIT waistbands for their Dockers(R) programs, under an exclusive supply agreement. In October 2006 our exclusive contract with this brand expired. With the expiration of this contract we now have broader access to other customers, and we intend to actively expand this product offering to other brands.

         Our efforts to expand this product offering to other customers have been limited by a licensing dispute. As described more fully in Item 3 "Legal Proceedings" we are presently in litigation with Pro-Fit related to our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit's patented technology. The revenues we derive from the sale of products incorporating the stretch waistband technology represented approximately 0.4% of our consolidated revenue for the year ended December 31, 2008, 2% of our consolidated revenue for the year ended December 31, 2007 and 19% for the year ended December 31, 2006. We have been successful in securing new customers, but these new customers and programs are substantially smaller in scale.

         The percentages of total revenue contributed by each of our three primary product groups for the last three fiscal years are as follows:

                                      Year Ended December 31,
                                  --------------------------------
                                   2008         2007         2006
                                  ------       ------       ------
Product Group Net Revenue:
     Talon zipper ............      59.0%        52.2%        34.8%
     Trim ....................      40.6%        46.1%        46.1%
     Tekfit ..................       0.4%         1.7%        19.1%


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

CUSTOMERS

         We have more than 800 active customers. Our customers include the designated suppliers of well-known apparel manufacturers, such as Abercrombie & Fitch, Tom Tailor, Victoria Secret, Polo Ralph Lauren, American Eagle and Juicy Couture, among others. Our customers also include contractors for specialty retailers such as Express and mass merchant retailers such as Wal-Mart, Kohl's and Target.

         For the years ended December 31, 2008, 2007 and 2006, our three largest customers represented approximately 8%, 9% and 18%, respectively, of consolidated net sales. For the year ended December 31, 2006, no single customer represented more than 9% of the Company's consolidated net sales.

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

SALES AND MARKETING

         We sell our principal products through our own sales force based in Los Angeles, California, various other cities in the United States, Hong Kong, China, India, Indonesia, Taiwan and the Dominican Republic. We also employ customer service representatives who are assigned to key customers and provide in-house customer service support. Our executives have developed relationships with our major customers at senior levels. These executives actively participate in marketing and sales functions and the development of our overall marketing and sales strategies. When we become the outsourcing vendor for a customer's packaging or trim requirements, we position ourselves as if we are an in-house department of the customer's trim procurement operation.

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

SEASONALITY

         We typically experience seasonal fluctuations in sales volume. These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers. The apparel industry typically experiences higher sales volume in the second quarter in preparation for back-to-school purchases and the third quarter in preparation for year-end holiday purchases.

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

COMPETITION

         We compete in highly competitive and fragmented industries that include numerous local and regional companies that provide some or all of the products we offer. We also compete with United States and international design companies, distributors and manufacturers of tags, trim, packaging products and zippers. Some of our competitors, including YKK, Universal Button, Inc. and Avery Dennison Corporation have greater name recognition, longer operating histories and greater financial and other resources.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

         We sell the majority of our products for use by U.S. based brands, retailers and manufacturers. The majority of these customers produce their products or outsource the production of their products in manufacturing facilities located outside of the U.S., primarily in Asia, Mexico, the Dominican Republic and Central America.

         A summary of our domestic and international net sales and long-lived assets is set forth in Item 8 of this Annual Report on Form 10-K, Note 1 and
Note 15 to the consolidated financial statements.

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

EMPLOYEES

         As of December 31, 2008, we had approximately 167 full-time employees including 29 in the United States, 61 employees in Hong Kong, 72 employees in China, 1 in India, 3 in the Dominican Republic and 1 in Taiwan. Our labor forces are non-union. We believe that we have satisfactory employee and labor relations.

CORPORATE GOVERNANCE AND INFORMATION RELATED TO SEC FILINGS

         Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our web site, www.talonzippers.com (in the "Investor" section, as soon as reasonably practical after electronic filing with or furnishing of such material to the SEC). We make available at the Web site our (i) shareholder communications policies, (ii) Code of Ethical Conduct, (iii) the charters of the Audit and Nominating Committees of our Board of Directors and (iv) Employee Complaint Procedures for Accounting and Auditing Matters. These materials are also available free of charge in print to stockholders who request them by writing to: Investor Relations, Talon International, Inc., 21900 Burbank Boulevard, Suite 270, Woodland Hills, CA 91367. Our web site address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on our web site is not and should not be considered part of this report and is not incorporated by reference in this document.

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

WE MAY NOT BE ABLE TO SATISFY THE FINANCIAL COVENANTS IN OUR DEBT AGREEMENTS AT AND IF WE CANNOT OUR LENDER COULD DECLARE THE DEBT OBLIGATIONS IN DEFAULT, WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR LIQUIDITY, BUSINESS AND OPERATIONS

         Our revolving credit and term loan agreement requires certain covenants, including a minimum level of EBITDA beginning with quarterly periods ending June 30, 2008, as discussed in Note 9 to the consolidated financial statements. We failed to satisfy the minimum EBITDA requirement for the quarter ending December 31, 2008 and do not expect to meet the minimum EBITDA requirement for the quarter ending March 31, 2009. Accordingly we have paid our lender a fee to waive these requirements for these quarters. If we fail to satisfy the covenant in three consecutive quarters, the credit agreement will be in default and can be declared immediately due and payable by the lender. In anticipation of us not being able to meet the required covenants due to various reasons, we either negotiate for changes in the relative covenants or an advance waiver or would have to reclassify the relevant debt as current. However, our expectations of future operating results and continued compliance with other debt covenants cannot be assured and our lender's actions are not controllable by us. If we are in default under the loan agreement, all amounts due under the loan agreement can be declared immediately due and payable and, unless we are able to secure alternative financing to repay the lender in full, the lender would have the right to exercise its remedies including enforcement of its lien on substantially all of our assets. Further, if the debt is placed in default, we would be required to reduce our expenses, including curtailing operations and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations and affect our ability to operate as a going concern. See
Note 2 to the consolidated financial statements regarding going concern and Note 19 to the consolidated financial statements for subsequent event regarding waiver of current covenant requirements and additional funding by our lender.

THE RECENT U.S. AND GLOBAL FINANCIAL AND ECONOMIC CRISIS COULD NEGATIVELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The recent financial crisis affecting the global banking system and financial markets and the going concern threats to financial institutions have resulted in a tightening in the credit markets; a low level of liquidity in many financial markets; and extreme volatility in credit, fixed income, and equity markets. Certain apparel manufacturers and retailers, including some of our customers may experience financial difficulties that increase the risk of extending credit to such customers. Customers adversely affected by economic conditions have also attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of suppliers. There can be no assurance that we will remain a preferred supplier to our existing customers. A decrease in business from or loss of a major customer could have a material adverse effect on our results of operations and financial condition.

         In addition, our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers, which constitute many of our largest customers. Consumer spending recently has deteriorated significantly and may remain depressed, or be subject to further deterioration for the foreseeable future. The worldwide apparel industry is heavily influenced by general economic cycles. Purchases of fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines. Many factors affect the level of consumer spending in the apparel industries, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, or maintain our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by sustained or further downward trends in the United States or global economy.

THE CURRENT GLOBAL CREDIT CRISIS HAS INCREASED OUR CREDIT RISKS WITH VENDORS AND CUSTOMERS.

         We extend credit to some vendors by supplying them products. If any of these vendors are unable to honor their commitments to us, due to bankruptcy, cessation of operations or otherwise, we will likely experience losses on the products we provided and lose profit margins on the unshipped orders. Most of our customers are extended credit terms which are approved by us internally. While we have attempted to cover as much of our credit risks as possible, not all of our risks can be fully hedged due to the current credit crisis. Such exposure may translate into losses should there be any adverse changes to the financial condition of certain customers.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL OR REFINANCE OUR EXISTING DEBT STRUCTURE TO MEET OUR CURRENT AND LONG TERM NEEDS.

         We have historically satisfied our working capital requirements primarily through cash flows generated from operations. As we continue to expand globally in response to the industry trend to outsource apparel manufacturing to offshore locations, our foreign customers, some of which are backed by U.S. brands and retailers, represent substantially all of our customers. Our revolving credit facility provides limited financing secured by our accounts receivable, and our current borrowing capability may not provide the level of financing we need to continue in or to expand into additional foreign markets. We are continuing to evaluate non-traditional financing alternatives and equity transactions to provide capital needed to fund our expansion and operations.

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

         Pursuant to our agreement with Pro-Fit Holdings, Limited, we have exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. We are in litigation with Pro-Fit regarding our rights. See Item 3, "Legal Proceedings" for discussion of this litigation. In the past, we had derived a significant amount of revenues from the sale of products incorporating the stretch waistband technology. Our business, future results of operations and financial condition could be materially adversely affected if we are unable to reach a settlement in a manner acceptable to us and ensuing litigation is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we will continue to incur additional legal fees in increasing amounts as the case accelerates to trial.

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

         Lead times for materials we order can vary significantly and depend on many factors, including the specific supplier, the contract terms and the demand for particular materials at a given time. From time to time, we may experience fluctuations in the prices and disruptions in the supply of materials. Shortages or disruptions in the supply of materials, or our inability to procure materials from alternate sources at acceptable prices in a timely manner, could lead us to miss deadlines for orders and lose sales and customers.

OUR PRODUCTS MAY NOT COMPLY WITH VARIOUS INDUSTRY AND GOVERNMENTAL REGULATIONS AND OUR CUSTOMERS MAY INCUR LOSSES IN THEIR PRODUCTS OR OPERATIONS AS A CONSEQUENCE OF OUR NON-COMPLIANCE.

         Our products are produced under strict supervision and controls to ensure that all materials and manufacturing processes comply with the industry and governmental regulations governing the markets in which these products are sold. However, if these controls fail to detect or prevent non-compliant materials from entering the manufacturing process, our products could cause damages to our customer's products or processes and could also result in fines being incurred. The possible damages and fines could significantly exceed the value of our products and these risks may not be covered by our insurance policies.

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

         We are defendants in a number of litigation matters. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been named a party and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material adverse affect on our financial position and results of operations.

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

         We must consolidate and centralize the management of our subsidiaries and significantly expand and improve our financial and operating controls. Additionally, we must effectively integrate the information systems of our worldwide operations with the information systems of our principal offices in California. Our failure to do so could result in lost revenues, delay financial reporting or have adverse effects on the information reported.

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

COUNTERFEIT PRODUCTS ARE NOT UNCOMMON IN THE APPAREL INDUSTRY AND OUR CUSTOMERS MAY MAKE CLAIMS AGAINST US FOR PRODUCTS WE HAVE NOT PRODUCED ADVERSELY IMPACTING US BY THESE FALSE CLAIMS.

         Counterfeiting of valuable trade names is commonplace in the apparel industry and while there are industry organizations and federal laws designed to protect the brand owner, these counterfeit products are not always detected and it can be difficult to prove the manufacturing source of these products. Accordingly, we may be adversely affected if counterfeit products damage our relationships with customers, and we incur costs to prove these products are counterfeit, to defend ourselves against false claims and to pay for false claims.

WE HAVE EXPERIENCED AND MAY CONTINUE TO EXPERIENCE MAJOR FLUCTUATIONS IN THE MARKET PRICE FOR OUR COMMON STOCK.

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

OUR  ACTUAL  TAX   LIABILITIES  MAY  DIFFER  FROM  ESTIMATED  TAX  RESULTING  IN
UNFAVORABLE ADJUSTMENTS TO OUR FUTURE RESULTS.

         The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of uncertain tax issues is subject to our assessment of relevant risks, facts and circumstances existing at that time. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, which may impact our effective tax rate and our financial results.

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

INSIDERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

         As of March 27, 2009, our officers and directors and their affiliates owned approximately 16.5% of the outstanding shares of our common stock. The Dyne family, which includes Mark Dyne and Colin Dyne, who are also our directors, and Larry Dyne who is also an officer; beneficially owned approximately 12.4% of the outstanding shares of our common stock at March 27, 2009. Additionally, at March 27, 2009, Bluefin Capital, LLC, an affiliate of our lender, beneficially owned approximately 8.6% of the outstanding shares of our common stock. As a result, our lender, officers and directors and the Dyne family are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

IF WE ARE UNABLE TO REDEPLOY OUR MANUFACTURING ASSETS, OUR MANUFACTURING ASSETS VALUE WOULD BE ADVERSELY AFFECTED.

         An important part of our operating strategy has been to re-deploy our former manufacturing assets into facilities in various geographical locations strategically located in close proximity to our more significant and important customers throughout Asia. If we cannot redeploy the assets, the carrying value of the assets would be adversely affected and could result in significant reductions in the carrying value of the assets and have an adverse effect on our results of operations. See Note 5 to the consolidated financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         Not applicable.

ITEM 2.  PROPERTIES

         Our headquarters are located in the greater Los Angeles area, in Woodland Hills, California, where we lease approximately 8,800 square feet of administrative and product development space. In addition to the Woodland Hills facility, we lease 120 square feet of office space in New York, New York; 1,400 square feet of office space in Columbus, Ohio; 7,000 square feet of warehouse in Grover, North Carolina; 450 square feet of office in Mt. Holly, North Carolina; 3,400 square feet of warehouse space in Simi Valley, California; 23,809 square feet of office and warehouse space in Kwun Tong, Hong Kong; 9,900 square feet of office and showroom space in Shenzhen, China; office space square footage totaling 6,000 in various other cities in China; 1,000 square feet of office space in Bangalore, India; and 4,100 square feet of warehouse space in Santiago, Dominican Republic. The lease agreements related to these properties expire at various dates through September 2010. The building we owned in Kings Mountain, North Carolina was sold on October 22, 2008. We believe our existing facilities are adequate to meet our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         On October 12, 2005, a shareholder class action complaint was filed in the United States District Court for the Central District of California ("District Court") against the Company, Colin Dyne, Mark Dyne, Ronda Ferguson and August F. Deluca (collectively, the "Individual Defendants" and, together with the Company, "Defendants"). The action is styled HUBERMAN V.TAG-IT PACIFIC, INC., ET AL., Case No. CV05-7352 R(Ex). On January 23, 2006, the District Court heard competing motions for appointment of lead plaintiff. The District Court appointed Seth Huberman as the lead plaintiff ("Plaintiff"). On March 13, 2006, Plaintiff filed an amended complaint. Plaintiff's amended complaint alleged that defendants made false and misleading statements about the Company's financial situation and the Company's relationship with certain of the Company's large customers. The action was brought on behalf of all purchasers of the Company's publicly-traded securities during the period from November 13, 2003, to August 12, 2005. The amended complaint purports to state claims under Section 10(b)/Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. On August 21, 2006, Defendants filed their answer to the amended complaint, denying the material allegations of wrongdoing. On February 20, 2007, the District Court denied class certification. On April 2, 2007, the District Court granted Defendants' motion for summary judgment, and on or about April 5, 2007, the Court entered judgment in favor of all Defendants. On or about April 30, 2007, Plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit"), and his opening appellate brief was filed on October 15, 2007. Defendants' brief was filed on November 28, 2007. The Ninth Circuit held oral arguments on October 23, 2008. On January 16, 2009, the Ninth Circuit issued an unpublished memorandum, instructing the District Court to certify a class, reversing the District Court's grant of summary judgment, and remanding for further proceedings consistent with its decision. The District Court has scheduled a status conference for May 4, 2009. The Company intends to vigorously defend this lawsuit; however, the outcome of this lawsuit or an estimate of the potential losses, if any, related to the lawsuit cannot be reasonably predicted, and an adverse resolution of the lawsuit could potentially have a material adverse effect on the Company's financial position and results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

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

                                                     HIGH            LOW
                                                   -------        --------
         YEAR ENDED DECEMBER 31, 2008
              1st Quarter......................    $  0.50        $   0.22
              2nd Quarter......................       0.38            0.19
              3rd Quarter......................       0.29            0.10
              4th Quarter......................       0.25            0.10


         YEAR ENDED DECEMBER 31, 2007
              1st Quarter......................    $  2.07        $   1.06
              2nd Quarter......................       1.58            0.66
              3rd Quarter......................       1.14            0.70
              4th Quarter......................       0.82            0.30


         On March 31, 2009 the closing sales price of our common stock as reported on OTC Bulletin Board was $0.10 per share. As of March 31, 2009, there were 22 record holders of our common stock.

DIVIDENDS

         We have never paid dividends on our common stock. We are restricted from paying dividends under our senior secured credit facility. It is our intention to retain future earnings for use in our business.

PERFORMANCE GRAPH

         The following graph sets forth the percentage change in cumulative total stockholder return of our common stock during the period from December 31, 2003 to December 31, 2008, compared with the cumulative returns of the American Stock Exchange Market Value (U.S. & Foreign) Index and The Dow Jones U.S. Clothing & Accessories Index. The comparison assumes $100 was invested on December 31, 2003 in our common stock and in each of the foregoing indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

                               [GRAPHIC OMITTED]


                                                               Cumulative Total Return
----------------------------------------  -------- ----------- ----------- ----------- ----------- -----------
                                            12/03       12/04       12/05       12/06       12/07       12/08
----------------------------------------  -------- ----------- ----------- ----------- ----------- -----------
Talon International, Inc.                  100.00      100.22        8.02       22.94        9.02        2.45
AMEX Composite                             100.00      124.13      155.00      184.30      217.52      132.72
Dow Jones US Clothing & Accessories        100.00      118.15      123.39      152.94      115.08       69.33


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

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data is not necessarily indicative of our future financial position or results of future operations and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

                                                                  YEARS ENDED DECEMBER 31,
                                                           (In thousands except per share data)
                                                2008         2007         2006        2005         2004
                                             ---------    ---------    ---------   ---------    ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenue ............................   $  48,171    $  40,530    $  48,825   $  47,331    $  55,109
Income (loss) from operations (1) ........   $  (5,962)   $  (3,171)   $   1,331   $ (27,098)   $ (14,482)
Net income (loss) ........................   $  (8,359)   $  (4,922)   $     309   $ (29,538)   $ (17,609)
Net income (loss) per share - basic ......   $   (0.41)   $   (0.24)   $    0.02   $   (1.62)   $   (1.02)
Net income (loss) per share - diluted .. .   $   (0.41)   $   (0.24)   $    0.02   $   (1.62)   $   (1.02)
   Weighted average shares outstanding -
   basic .................................      20,291       20,156       18,377      18,226       17,316
   Weighted average shares outstanding -
   diluted ...............................      20,291       20,156       18,956      18,226       17,316
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents ................   $   2,400    $   2,919    $   2,935   $   2,277    $   5,461
Total assets .............................   $  15,603    $  21,684    $  25,694   $  30,321    $  56,448
Capital lease obligations, line of
credit and notes payable .................   $  13,316    $  12,696    $  16,214   $  16,001    $  18,792
Stockholders' equity .....................   $  (8,762)   $    (717)   $   1,686   $     912    $  30,195
Total liabilities and stockholders'
equity ...................................   $  15,603    $  21,684    $  25,694   $  30,321    $  56,448
PER SHARE DATA:
Net book value per common share ..........   $   (0.43)   $   (0.04)   $    0.09   $    0.05    $    1.66
Common shares outstanding ................   $  20,291    $  20,291    $  18,466   $  18,241    $  18,171

(1) Income (loss) from operations for each fiscal year includes the following items (in thousands):

                                          2008       2007       2006      2005       2004
                                        -------    -------    -------   -------    -------
Restructuring Charges ...............   $  --      $  --      $  --     $(2,924)   $  (414)
Inventory Impairment ................   $  (692)   $  --      $  --     $(3,447)   $(2,700)
Losses from a former customer and
   impairment of related marketable
   securities .......................   $(1,040)   $(1,088)   $  --     $  --      $(9,289)
Executive severance .................   $  (724)   $  --      $  --     $  --      $  --
Related Party Note Impairment .......   $  (474)   $  --      $  --     $  --      $  --
Impairment Charges Idle Equipment and
Building ............................   $(2,430)   $  (127)   $  --     $  --      $  --

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

         We plan to increase our global expansion of TALON zippers through the establishment of a network of Talon owned sales, distribution and manufacturing locations, distribution relationships and joint ventures. The network of these distributors and manufacturing joint ventures, in combination with Talon owned and affiliated facilities under the TALON brand, is expected to improve our time-to-market by eliminating the typical setup and build-out phase for new manufacturing capacity throughout the world by sourcing, finishing and distributing to apparel manufacturers in their local markets.

         We have structured our trim business to focus as an outsourced product development, sourcing and sampling department for the most demanding brands and retailers. We believe that trim design differentiation among brands and retailers has become a critical marketing tool for our customers. By assisting our customers in the design, development, sampling and sourcing of trim, we expect to achieve higher margins for our trim products, create long-term relationships with our customers, grow our sales to a particular customer by supplying trim for a larger proportion of their brands and better differentiate our trim sales and services from those of our competitors. We plan to aggressively expand our trim business globally, so we may better serve our apparel factory customers in the field, in addition to our brand and retail customer. We believe we can lead the industry in trim sourcing by having both an intimate relationship with our brand and retail customers and having a distributed service organization to serve our factory customers (those that manufacture for the apparel brand and retailers) globally.

         Our TEKFIT services provide manufacturers with the patented technology, manufacturing know-how and materials required to produce pants incorporating an expandable waistband. These products were previously produced by several manufacturers for one single brand. In October 2006 our exclusive supply contract with this brand expired. Our efforts to expand this product offering to other customers have also been limited by a licensing dispute. As described more fully in this report under Item 3. "Legal Proceedings", we are presently in litigation with Pro-Fit Holdings Limited related to our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit's patented technology. The revenues we derive from the sale of products incorporating the stretch waistband technology represented approximately 0.4% of our consolidated revenues for the year ended December 31, 2008 and 2% and 19% of consolidated revenues for the years ended December 31, 2007 and 2006. Our business prospects could be materially adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us, or if we are unsuccessful in securing new customers to replace the revenues previously generated by the single brand.

RESULTS OF OPERATIONS

         NET SALES

         For the years ended December 31, 2008, 2007 and 2006, total sales by geographic region based on customer delivery locations were as follows:

                                                Year Ended December 31,
                                     -------------------------------------------
                                         2008            2007            2006
                                     -----------     -----------     -----------
Sales:
     United States .............     $ 3,332,257     $ 3,692,468     $ 4,223,052
     Hong Kong .................      15,181,280      14,178,421      13,650,419
     Dominican Republic ........         202,529         700,868       8,966,828
     China .....................      13,614,709      11,159,726       6,063,416
     India .....................       2,536,929       2,187,684       1,205,486
     Bangladesh ................       2,434,382       1,924,943       2,070,349
     Mexico ....................         610,983         783,762       2,476,313
     Other .....................      10,257,911       5,901,683      10,169,139
                                     -----------     -----------     -----------
Total ..........................     $48,170,980     $40,529,555     $48,825,002
                                     ===========     ===========     ===========


         The net revenues for the three primary product groups are as follows:

                                                Year Ended December 31,
                                     -------------------------------------------
                                         2008            2007            2006
                                     -----------     -----------     -----------
Product Group Net Revenue:
     Talon zipper ..............     $28,428,885     $21,159,595     $17,005,203
     Trim ......................      19,537,302      18,688,698      22,502,947
     Tekfit ....................         204,793         681,262       9,316,852
                                     -----------     -----------     -----------
                                     $48,170,980     $40,529,555     $48,825,002
                                     ===========     ===========     ===========


         Sales are influenced by a number of factors, including demand, pricing strategies, foreign exchange effects, new product launches and indications, competitive products, product supply and acquisitions. See Item 1 "Business" for a discussion of our principal products.

         The net increase of sales in 2008 versus 2007 was primarily due to an increase in Talon zipper sales ($7.3 million or 34.4%) as a result of new brand nominations and sales within Southeast Asia, together with new and increased program sales in the Trim division ($0.8 million or 4.5% increase) partially offset by a decline in sales of TEKFIT products.

         The net decrease of sales in 2007 was primarily due to lower sales of waistband products as a result of the expiration in October of 2006 of our exclusive contract for these products ($8.6 million), reduced operations in Mexico as we closed our operations there in 2005 and 2006 and production shifted from this area to Asia and lower trim sales due to fewer and smaller programs with our customers ($3.8 million). Talon zipper sales continued to increase as we expanded our operations throughout China and southeast Asia ($4.1 million), partially offsetting the declines from the Mexico and the Latin American regions for the Trim products and resulting in a net gain in Talon product sales overall.

         COST OF GOODS SOLD AND SELECTED OPERATING EXPENSES

         The following table summarizes cost of goods sold and selected operating expenses for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands) and the percentage change in such operating expenses as compared to the previous year:

                                           2008      CHANGE       2007      CHANGE       2006
                                         -------    -------     -------    -------     -------
Sales ................................   $48,171         19%    $40,530        (17)%   $48,825
                                         -------    -------     -------    -------     -------
Cost of goods sold ...................    35,554         25%     28,423        (17)%    34,356
    % of sales .......................        74%                    70%                    70%
                                         -------    -------     -------    -------     -------
Selling expenses .....................     3,104         (1)%     3,126         13%      2,778
    % of sales .......................         6%                     8%                     6%
                                         -------    -------     -------    -------     -------
General and administrative expense ...    12,006         10%     10,937          6%     10,360
    % of sales .......................        25%                    27%                    21%
                                         -------    -------     -------    -------     -------
Impairment of note receivable and ....     1,040         (4)%     1,088          0%       --
related loss on marketable securities-
    % of sales .......................         2%                     3%                     0%
                                         -------    -------     -------    -------     -------
Impairment loss on fixed assets ......     2,430      1,813%        127          0%       --
    % of sales .......................         5%                    .3%                     0%
                                         -------    -------     -------    -------     -------


      COST OF GOODS SOLD

         Cost of goods sold for the year ended December 31, 2008 increased $7.1 million to 74% of sales versus 70% of sales in the year ended December 31, 2007. Our increased sales volumes and a product sales mix change to a higher proportion of lower margin Talon zipper products versus Trim components primarily increased costs of goods sold for 2008 by about $6.2 million. In addition, we also recorded an additional $0.7 million charge for inventory valuation reserves in 2008 versus $0.1 million in 2007 and also experienced $0.3 million in 2008 in increased freight and manufacturing costs.

         Cost of goods sold for the year ended December 31, 2007, declined $5.9 million or 17% as compared to the year ended December 31, 2006, primarily a result of the 17% decrease in sales. The reduction in cost of goods sold in 2007 was principally attributable to lower overall sales volumes and lower direct margin resulting from a change in the mix in sales by product group, partially offset by reduced distribution charges since more products were sourced and delivered within the same marketplace, reduced manufacturing and assembly overhead costs, lower inventory valuation reserve charges and management charges as inventory levels have been reduced and turns accelerated.

      SELLING EXPENSES

         Selling expenses for the year ended December 31, 2008 remained relatively unchanged in dollar terms as compared to 2007 but decreased as a percentage of sales by 1.3% to 6.4%. Our production samples increased as we targeted new customers and programs within the industry for growth offset by lower marketing costs.

         Selling expenses for the year ended December 31, 2007 increased $0.4 million or 12.0% as compared 2006 as a result of the increased number of sales offices and employees within Asia and their associated compensation ($0.4 million) and facilities, travel and administrative costs ($0.4 million), offset by lower marketing costs ($0.1 million) and lower royalty fees on waistband products ($0.3 million).

      GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the year ended December 31, 2008 of $12.0 million was $1.1 million higher than 2007. The general and administrative expenses in 2008 include $0.7 million in compensation and related costs mainly associated with the severance of our former chief executive officer and chief operating officer while the 2007 expenses included $0.9 million of professional costs related to consulting contracts with two former directors. Other major factors affecting general and administrative expenses in 2008 were higher salaries, benefits, travel and facility costs of $.3 million from expanded operations in Asia which supported the higher sales; higher depreciation of $0.2 million primarily from idle equipment; higher bad debt expense of $0.4 million primarily due to the impairment of a related party note receivable; higher stock based compensation of $0.2 million associated with new incentive option grants and $0.1 million of higher sampling costs associated with new programs.

         General and administrative expenses for the year ended December 31, 2007 of $10.9 million remained relatively unchanged from 2006 excluding bad expense (recoveries). General and administrative expenses were affected by a $0.2 million increase from 2006 attributable to increased employee costs due to the continued expansion within Asia and increased professional and audit fees of $0.9 million; offset by reduced legal costs of $0.6 million, $0.1 million decrease in insurance costs and $0.4 million reduction in management incentive bonuses, commissions and stock-based compensation. Included in professional and audit fees were non-recurring charges of $0.6 million related to exiting consulting contracts with two former directors. Bad debt expense for the year ended December 31, 2007 increased by $0.6 million as a result of $0.1 million in bad debt provisions in 2007 compared to bad debt recoveries of $0.5 million in 2006

      IMPAIRMENT OF NOTE RECEIVABLE AND RELATED LOSS ON MARKETABLE SECURITIES

         Loss on marketable securities for the year ended December 31, 2008 includes $1.0 million in a valuation reserve for the full value of our investment in marketable securities that we received in exchange for the Azteca Production International, Inc. note receivable. Operating expense in 2007 included $1.1 million in bad debt reserve provisions associated with the note receivable due from Azteca Production International, Inc. See Note 3 to the consolidated financial statements.

      IMPAIRMENT LOSS ON FIXED ASSETS

         Operating expenses for the years ended 2008 and 2007 include $2.4 million and $0.1 million, respectively, in impairment valuations for certain equipment and building. See Note 5 to the consolidated financial statements.

      INTEREST EXPENSE AND INTEREST INCOME

         Interest expense for the year ended December 31, 2008 increased approximately $0.6 million or 30.1% to $2.5 million, as compared to $1.9 million in 2007. In 2008, we recorded a full year of interest expense and amortization of deferred financing costs for our revolving credit and term notes, which carry a higher cost, as compared to 2007 which included only a partial year of interest related to our revolving credit and term notes and a partial year of our previous secured convertible notes payable. These secured convertible notes payable were paid off early in the third quarter of 2007. Interest expense also included $1.2 million in amortized deferred financing charges, compared to $0.7 million in 2007, associated with the fair value of equity components issued in connection with the debt facility. Interest income for the year ended December 31, 2008 decreased about $178,000 to $64,000 as compared to $242,000 in 2007 primarily due to the write-off of the Azteca note receivable. See Note 3 to the consolidated financial statements.

         Interest expense for the year ended December 31, 2007 increased approximately $0.6 million or 41.6% to $1.9 million from $1.4 million during 2006 as a result of higher average debt levels in 2007 compared to 2006. For the year ended December 31, 2007 interest expense included $725,000 in amortized deferred financing charges and higher costs on our revolving credit and term notes as compared to our previous secured convertible notes payable. During the third quarter 2007, we charged off approximately $111,000 in unamortized deferred financing costs and discounts related to and in conjunction with the early payment of the secured convertible promissory notes in July 2007. Interest income for the year ended December 31, 2007 of $242,000 decreased approximately $126,000 or 34.2% from $368,000 during 2006 related primarily to the elimination of the note receivable discussed in Note 4 to the consolidated financial statements.

      INCOME TAXES

         The net tax benefit for income taxes was approximately $40,000 in 2008. It includes a charge for foreign withholding taxes arising from our domestic royalty charges to our foreign operations and domestic state income taxes offset by a tax benefit from our operating loss carry forwards in Hong Kong and India. There is not sufficient evidence to determine that it is more likely than not that the Company will be able to utilize its domestic net operating loss carry forwards to offset future taxable income and as a result, these losses have a full valuation reserve against them.

         The provision for income taxes was $0.1 million for the year ended December 31, 2007. It principally includes income tax provisions from operations in China and India; offset by an income tax benefit from net operating loss carry forward in Hong Kong.

         Income tax provisions for the year ended December 31, 2006 principally include a royalty tax from the Inland Revenue Department in Hong Kong applicable to 2005, net of an estimated tax benefit for 2006 foreign losses and minimum federal and state filing fees.

LIQUIDITY AND CAPITAL RESOURCES

     The  following  table  summarizes   selected  financial  data  (amounts  in
thousands):

                                                 DECEMBER 31,      DECEMBER 31,
                                                     2008              2007
                                                 ------------      ------------
Cash and cash equivalents ..............         $      2,400      $      2,919
Total assets ...........................               15,603            21,684
Current liabilities.....................               10,899             9,845
Non-current liabilities ................               13,466            12,556
Stockholders' equity (deficit) .........               (8,762)             (717)


     CASH AND CASH EQUIVALENTS

         Our cash is held with financial institutions. Substantially all of the balances at December 31, 2008 and 2007 are in excess of federally insured limits, and there is no restricted cash.

         Cash and cash equivalents for the year ended December 31, 2008 decreased by $0.5 million from December 31, 2007 due to a decrease in cash generated by operating activities, net of proceeds from the disposition of the building in North Carolina and lower overall net cash used in financing activities.

         Cash and cash equivalents for the year ended December 31, 2007 decreased by $0.1 million from December 31, 2006 principally arising from cash generated by operating activities, net of payments on notes payable and capital leases.

     CASH FLOWS

         The following table summarizes our cash flow activity for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands):

                                                    2008       2007       2006
                                                  -------    -------    -------
Net cash provided by operating activities .....   $   363    $ 2,137    $ 1,794
Net cash used in investing activities .........      (133)      (725)      (345)
Net cash used in financing activities .........      (779)    (1,433)      (791)
Net increase (decrease) in cash and cash
   equivalents ................................      (549)       (21)       657


     OPERATING ACTIVITIES

         Cash provided by operating activities was $0.4 million for the year ended December 31, 2008. The cash generated by operating activities during 2008 resulted primarily from reductions in inventory net of reserves of $0.8 million, prepaid expenses of $0.5 million and an increase in accounts payables and accrued expenses of $1.3 million.

         Cash provided by operating activities was $2.1 million for the year ended December 31, 2007. The cash generated by operating activities during 2007 resulted primarily from reductions in accounts receivable net of applied reserves of $3.3 million, $0.6 million in reductions in inventory net of reserves applied, $0.6 million in collections on the note receivable and increases in accounts payable of $2.1 million offset by increases in prepaid assets and other assets of approximately $0.5 million. Included in the net reserves was the write-off of the Azteca note and subsequent payment in shares as discussed in Note 3 to the consolidated financial statements.

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

         The net decrease in inventory of $2.5 million for the year ended December 31, 2006 reflects our efforts to dispose of lower slower-moving and obsolete inventory components. The cost of net inventories eliminated during 2006 was $8.6 million, and reserves applicable to this inventory of $6.1 million were applied to these dispositions. Accounts receivable for the year ended December 31, 2006 declined by $2.1 million primarily as a result of improved collections and faster turns of accounts receivable and by approximately $0.7 million in accounts written-off. Accounts receivable reserves declined by $1.1 million from the write-off of uncollectible accounts and by approximately $0.4 million from the collection of accounts reserved for in prior years. In addition, during 2006 collections of accounts written-off in prior years was $0.5 million.

     INVESTING ACTIVITIES

         Cash flows from investing activities include the sale of the North Carolina property with proceeds of $0.7 million offset by capital expenditures of $0.8 million primarily for new office space in Asia and improvements in our technology systems.

         Net cash used in investing activities for the year ended December 31, 2007 and 2006 consisted of capital expenditures of $0.7 million and $0.3 million, respectively, for leasehold improvements, office equipment for new employees, improvements in our technology systems and a marketing website acquisition.

     FINANCING ACTIVITIES

         Net cash used in financing activities for the year ended December 31, 2008 was $0.8 million with $1.2 million in revolver note borrowings and $2.0 million used for repayment of the revolver, term note and other notes payable and capital lease obligations.

         Net cash used in financing activities for the year ended December 31, 2007 was $1.4 million. During 2007, $13.8 million (net of issuance costs) was provided by the issuance of common stock and warrants and by borrowings under a new debt facility (see below) designated to pay off our previously existing convertible promissory notes and to provide funds for future growth. The proceeds from this debt facility were used to pay the $12.5 million of secured convertible promissory notes, and $1.0 million was used to pay a related party note of $0.6 million and associated accrued interest. Approximately $1.2 million was used primarily for the repayment of borrowings under capital leases and notes payable and $0.5 million in initial borrowings under the revolving note were repaid.

         Net cash used in financing activities for the years ended December 31, 2006 reflects the repayment of notes payable and capital lease obligations.

         On June 27, 2007, we entered into a Revolving Credit and Term Loan Agreement with Bluefin Capital, LLC that provides for a $5.0 million revolving credit loan and a $9.5 million term loan for a three year period ending June 30, 2010. Bluefin Capital subsequently assigned its rights and obligations under the credit facility agreements to an affiliate, CVC California, LLC ("CVC"). The revolving credit portion of the facility, as amended, permits borrowings based upon a formula including 85% of eligible receivables and 55% of eligible inventory and provides for monthly interest payments at the prime rate (5.25% at December 31, 2008) plus 2.0%. The term loan bears interest at 8.5% annually with quarterly interest payments and repayment in full at maturity. Borrowings under both credit facilities are secured by all of our assets. There was $3,000 and $879,000 in available borrowings at December 31, 2008 and December 31, 2007, respectively.

         In connection with the Revolving Credit and Term Loan Agreement, we issued 1,500,000 shares of common stock to the lender for $0.001 per share, and issued warrants to purchase 2,100,000 shares of common stock. The warrants were exercisable over a five-year period and initially 700,000 warrants were exercisable at $0.95 per share; 700,000 warrants were exercisable at $1.05 per share; and 700,000 warrants were exercisable at $1.14 per share. The warrants did not require cash settlements. The relative fair value of the equity ($2,374,169, which includes a reduction for financing costs) issued with this debt facility was allocated to paid-in-capital and reflected as a debt discount to the face value of the term note. This discount is being amortized over the term of the note and recognized as additional interest cost as amortized. Costs associated with the debt facility included debt fees, commitment fees, registration fees, and legal and professional fees of $486,000. The costs allocable to the dbt instruments are reflected as a reduction to the face value of the note on the balance sheet.

         On November 19, 2007, we entered into an amendment of our agreement with the lender to modify the original financial covenants and to extend until June 30, 2008 the application of the original EBITDA covenants in exchange for additional common stock and a price adjustment to the lenders outstanding warrants issued in connection with the loan agreement. In connection with this amendment we issued an additional 250,000 shares of common stock to the lender for $0.001 per share, and the exercise price for all of the previously issued warrants for the purchase of 2,100,000 shares of common stock was amended to an exercise price of $0.75 per share. The new relative fair value of the equity issued with this debt of $2,430,000, including the modifications in this amendment and a reduction for financing costs, is being amortized over the term of the note.

         On April 3, 2008, we executed a further amendment to our existing loan agreement. The amendment included a redefining of the EBITDA covenants, and the cancellation of the common stock warrants previously issued to Bluefin Capital in exchange for our issuance of an additional note payable to the lender for $1.0 million. The note bears interest at 8.5% and both the note and accrued interest are payable at maturity on June 30, 2010. In addition, our borrowing base was modified in this amendment by increasing the allowable portion of inventory held by third party vendors to $1.0 million with no more than $500,000 held at any one vendor and increasing the percentage of accounts receivable to be included in the borrowing base to 85%. We incurred a one-time modification fee of $145,000 to secure the amendment of the agreement. The new relative fair value of the equity issued with this debt of $2,542,000, including the modifications in this amendment and a reduction for financing costs, is being amortized over the term of the note.

         Under the terms of the credit agreement, as amended, we are required to meet certain coverage ratios, among other restrictions including a restriction from declaring or paying a dividend prior to repayment of all the obligations. The financial covenants, as amended, require that we maintain at the end of each fiscal quarter "EBITDA" (as defined in the agreement) in excess of the principal and interest payments for the same period of not less than $1.00 and in excess of ratios set out in the agreement for each quarter. We failed to satisfy the minimum EBITDA requirement for quarter ended December 31, 2008, and a waiver fee was accrued and the requirement delayed to the next quarter. In the event that we fail to satisfy the minimum EBITDA requirement for a quarter, a waiver fee of 1% of the debt commitment may be paid and the requirement delayed to the next quarter. If two consecutive quarters fail to meet the minimum EBITDA the waiver fee increases to 2%. If three consecutive quarters fail to meet the minimum EBITDA, or we do not pay the waiver fee, the credit agreement would be in default and the lender may demand immediate repayment of the full amount of the notes outstanding, which if we were unable to obtain a waiver or amend these covenants, we may be unable to continue as a going concern, see Note 2 to our consolidated financial statements.

         On March 31, 2009 we completed an amendment to our existing revolving credit and term loan agreement with CVC. The amendment provided for the following: issuance of an additional term note to CVC in the principal amount of $225,210 in lieu of paying a cash waiver fee in connection with our failure to satisfy the EBITDA requirements for the quarter ended December 31, 2008 and March 31, 2009; deferral of the term note quarterly interest payment of $215,000 due April 1, 2009; a temporary increase to the borrowing base formulas and calculations under the revolving credit facility; the re-lending by CVC of $125,000 under the term loan portion of credit facility; a consent to allow us to sell equipment that has been designated as held for sale more fully described in Note 5 to the consolidated financial statements; and the granting to CVC of the right to designate a non-voting observer to attend all meetings of our Board of Directors.

         We financed building, land and equipment purchases through notes payable and capital lease obligations expiring through June 2011. The building and land mortgage were fully paid when the property was sold in October 2008. The remaining obligations bear interest at rates of 6.6% and 12.1% per annum, and under these obligations, we are required to make monthly payments of principal and interest.

         The outstanding balance including accrued interest of our demand notes payable to related parties at December 31, 2008 and 2007 was $222,000 and $213,000, respectively. The demand notes of $85,000 bear interest at 10%, have no scheduled monthly payments and are due within fifteen days from demand.

         We believe that our existing cash and cash equivalents and our anticipated cash flows from our operating activities will be sufficient to fund our minimum working capital and capital expenditure needs, as well as provide for our scheduled debt service requirements, for at least the next twelve months. This conclusion is based on the belief that our operating assets, strategic plan, operating expectations and operating expense structure will provide for sufficient profitability from operations before non-cash charges to fund our operating capital requirements and achieve our debt service requirements, and that our existing cash and cash equivalents will be sufficient to fund our expansion and capital requirements.

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

         The extent of our future long-term capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of future acquisitions, our borrowing base availability limitations related to eligible accounts receivable and inventories and our expansion into foreign markets. Our need for additional long-term financing includes the integration and expansion of our operations to exploit our rights under our Talon trade name, the expansion of our operations in the Asian, Central and South American and Caribbean markets and the further development of our waistband technology. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we may need to raise additional debt or equity financing in order to provide for our operations. We are continually evaluating various financing strategies to be used to expand our business and fund future growth or acquisitions. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. If we are unable to secure additional financing, we may not be able to execute our plans for expansion, including expansion into foreign markets to promote our TALON brand trade name, and we may need to implement additional cost savings initiatives, any of which could have a material adverse effect on our financial condition and results of operations and affect our ability to operate as a going concern. See
Note 2 to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at December 31, 2008 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                  Payments Due by Period
                            -------------------------------------------------------------------
                                           Less than        1-3           4-5          After
Contractual Obligations        Total         1 Year        Years         Years        5 Years
-------------------------   -----------   -----------   -----------   -----------   -----------
Demand notes payable to
   related parties (1) ..   $   222,300   $   222,300   $      --     $      --     $      --
Capital lease obligations       192,900       190,900         2,000          --            --
Operating leases ........       878,200       570,300       304,100         3,800          --
Revolver & Term Note ....    16,702,100     1,125,400    15,576,700          --            --
Other notes payable .....       146,700       146,700          --            --            --
                            -----------   -----------   -----------   -----------   -----------
     Total Obligations ..   $18,142,200   $ 2,255,600   $15,882,800   $     3,800   $      --
                            ===========   ===========   ===========   ===========   ===========


(1) The majority of notes payable to related parties are due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment and include accrued interest payable through December 31, 2008.

         At December 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

         For a description of certain transactions to which we were or will be a party, and in which any director, executive officer, or shareholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest, see Item 13, "Certain Relationships and Related Transactions and Director Independence," of this Report.

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

         Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         o Accounts and note receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

                  The net bad debt expenses, recoveries and allowances for the twelve months ended December 31, 2008, 2007 and 2006 are as follows:

                                                    2008         2007         2006
                                                 ----------   ----------   ----------
Net bad debt expenses for accounts receivable    $   74,500   $  186,700   $ (513,300)
Bad debt expense for notes receivable,
   including related party ...................      474,000    1,087,700         --
Recoveries ...................................        3,050       19,500      711,400
Allowance for doubtful accounts ..............      217,300      140,500       71,500
Allowance for doubtful accounts, related party      474,000         --           --

         o Inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market value and are all substantially finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead costs. Inventory is evaluated on a continual basis and reserve adjustments are made based on management's estimate of future sales value, if any, of specific inventory items. Inventory reserves are recorded for damaged, obsolete, excess, impaired and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

                  The inventory reserve expenses and allowances for the twelve months ended December 31, 2008, 2007 and 2006 are as follows:

                                             Twelve Months Ended December 31,
                                          --------------------------------------
                                             2008          2007          2006
                                          ----------    ----------    ----------

Inventory valuation expense ..........    $  692,000    $  148,000    $  557,000
Allowance for inventory valuation
   reserves ..........................     1,211,000     1,019,000     1,242,000


         o We record deferred tax assets arising from temporary timing differences between recorded net income and taxable net income when and if we believe that future earnings will be sufficient to realize the tax benefit. For those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided. If we determine that we may not realize all of our deferred tax assets in the future, we will make an adjustment to the carrying value of the deferred tax asset, which would be reflected as an income tax expense. Conversely, if we determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would be required to reverse the valuation allowance, which would be reflected as an income tax benefit. We believe that our estimate of deferred tax assets and determination to record a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income, which is susceptible to change and dependent upon events that may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on the balance sheet and results of operations. See Note 12 to the consolidated financial statements.

         o We record impairment charges when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is measured by assessing the usefulness of an asset or by comparing the carrying value of an asset to its fair value. Fair value is typically determined using quoted market prices, if available, or an estimate of undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of impairment loss is calculated as the excess of the carrying value over the fair value. Changes in market conditions and management strategy have historically caused us to reassess the carrying amount of our long-lived assets. Long-lived assets were evaluated, and we determined that certain components of idle equipment would not either be effectively redeployed or would be sold or disposed. Accordingly, the Company took $2,430,000 in impairment charges for the period ending December 31, 2008. See Note 5 to the consolidated financial statements.

         o Sales are recognized when persuasive evidence of an arrangement exists, product title has passed, pricing is fixed or determinable and collection is reasonably assured. Sales resulting from customer buy-back agreements, or associated inventory storage arrangements are recognized upon delivery of the products to the customer, the customer's designated manufacturer, or upon notice from the customer to destroy or dispose of the goods. Sales, provisions for estimated sales returns and the cost of products sold are recorded at the time title transfers to customers. Actual product returns are charged against estimated sales return allowances, which returns have been insignificant.

         o We are currently involved in various lawsuits, claims and inquiries, most of which are routine to the nature of the business and in accordance with SFAS No. 5, "Accounting for Contingencies." We accrue estimates of the probable and estimable losses for the resolution of these claims. The ultimate resolution of these claims could affect our future results of operations for any particular quarterly or annual period should our exposure be materially different from our earlier estimates or should liabilities be incurred that were not previously accrued.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2008, FASB issues FASB Staff Position (FSP) 140-4 and FIN 46(R)-8, Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities. The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (FAS 140) and FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)) are finalized and approved by the FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. We adopted this FSP for our year ended December 31, 2008 and the adoption did not have any impact on our consolidated financial statements.

         In May 2008, FASB issued FASB Staff Position No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Turned Into Cash Upon Conversion" ("APB 14-1"). APB 14-1 addresses that convertible debt instruments may be settled in cash upon conversion (including partial cash settlement).
Additionally, APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is to be applied retrospectively for the first fiscal year beginning on or after December 15, 2008 and interim periods within the fiscal year. Early adoption is not permitted. We do not believe FASB Staff Position APB 14-1 will have a material impact on our consolidated financial statements.

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

         In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not believe SFAS 161 will have a material impact on our consolidated financial statements.

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

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how the acquiror of a business (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures in its financial statements the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and, accordingly, we will apply SFAS 141(R) for acquisitions effected subsequent to the date of adoption.

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

         In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS 159") . SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and, accordingly, we have adopted SFAS 159 in the first quarter of 2008. It did not have any impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         All of our sales are denominated in United States dollars or the currency of the country in which our products originate. We are exposed to market risk for fluctuations in the foreign currency exchange rates for certain product purchases that are denominated in Hong Kong dollars and Chinese Yuan. We do not intend to purchase contracts to hedge the exchange exposure for future product purchases. There were no hedging contracts outstanding as of December 31, 2008. Currency fluctuations can increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in United States dollars in various bank accounts and we do not believe we have significant market risk exposure with regard to our investments. At December 31, 2008, the Revolving Credit Note of $4.6 million was subject to interest rate fluctuations. A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $46,000 on our variable rate borrowings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm...................    35
Consolidated Balance Sheets...............................................    36
Consolidated Statements of Operations.....................................    37
Consolidated Statements of Stockholders' Equity and Convertible
   Redeemable Preferred Stock.............................................    38
Consolidated Statements of Cash Flows.....................................    39
Notes to Consolidated Financial Statements................................    41

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders Talon International, Inc. Woodland Hills, California

We have audited the consolidated balance sheets of Talon International, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and convertible redeemable preferred stock, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules of Talon International, Inc., listed in Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Talon International, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management's assertion about the effectiveness of Talon International, Inc.'s internal control over financial reporting as of December 31, 2008, included in the accompanying Management's Report on Internal Control Over Financial Reporting and accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the year ended December 31, 2008, the Company incurred a net loss of $8,356,786. In addition, the Company had an accumulated deficit of $63,651,032 at December 31, 2008. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               /s/ SingerLewak LLP
                                               ---------------------------------
                                               SINGERLEWAK LLP
                                               Los Angeles, California
                                               April 6, 2009

                            TALON INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                     December 31,    December 31,
                                                         2008            2007
                                                     ------------    ------------
Assets
Current Assets:
  Cash and cash equivalents ......................   $  2,399,717    $  2,918,858
  Marketable Securities, net of valuation reserves           --         1,040,000
  Accounts Receivable, net .......................      3,856,613       3,504,351
  Inventories, net ...............................      1,669,149       2,487,427
  Prepaid expenses and other current assets ......        473,955         945,566
                                                     ------------    ------------
Total current assets .............................      8,399,434      10,896,202

Property and equipment, net ......................      2,084,244       5,210,446
Fixed Assets held for sale .......................        407,655         700,000
Due from related parties .........................        200,000         625,454
Intangible assets, net ...........................      4,110,751       4,110,751
Other assets .....................................        400,494         140,782
                                                     ------------    ------------

Total assets .....................................   $ 15,602,578    $ 21,683,635
                                                     ============    ============


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ...............................   $  7,674,768    $  6,249,618
  Other accrued expenses and legal costs .........      2,675,756       2,759,868
  Demand notes payable to related parties ........        222,264         213,091
  Current portion of capital lease obligations ...        182,444         323,317
  Current portion of notes payable ...............        144,064         299,108
                                                     ------------    ------------
Total current liabilities ........................     10,899,296       9,845,002

Capital lease obligations, less current portion ..          1,910         189,705
Notes payable, less current portion ..............           --           848,484
Revolver note payable ............................      4,638,988       3,807,806
Term note payable, net of discount ...............      8,067,428       7,014,301
Other long term liabilities ......................        756,888         695,687
                                                     ------------    ------------
Total liabilities ................................     24,364,510      22,400,985

Commitments and contingencies (Note 14)

Stockholders' Equity:
  Preferred stock Series A, $0.001 par value;
    250,000 shares authorized; no shares issued
    or outstanding ...............................           --              --
  Common stock, $0.001 par value, 100,000,000
    shares authorized; 20,291,433 shares issued
    and outstanding at December 31, 2008 and
    December 31, 2007, respectively ..............         20,291          20,291
  Additional paid-in capital .....................     54,769,072      54,510,161
  Accumulated deficit ............................    (63,651,032)    (55,292,246)
  Accumulated other comprehensive income .........         99,737          44,444
                                                     ------------    ------------
Total stockholders' equity (deficit) .............     (8,761,932)       (717,350)
                                                     ------------    ------------
Total liabilities and stockholders' equity .......   $ 15,602,578    $ 21,683,635
                                                     ============    ============


                             See accompanying notes.

                            TALON INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Year Ended December 31,
                                              --------------------------------------------
                                                  2008            2007             2006
                                              ------------    ------------    ------------
Net sales .................................   $ 48,170,980    $ 40,529,555      48,825,002
Cost of goods sold ........................     35,553,857      28,422,820      34,356,034
                                              ------------    ------------    ------------
Gross profit ..............................     12,617,123      12,106,735      14,468,968

Selling expenses ..........................      3,103,529       3,125,634       2,777,772
General and administrative expenses .......     12,005,971      10,937,223      10,359,540

Impairment of marketable securites and
   related note receivable ................      1,040,000       1,087,653            --
Impairment loss on fixed assets ...........      2,429,506         126,904            --
                                              ------------    ------------    ------------
Total operating expenses ..................     18,579,006      15,277,414      13,137,312

Income (loss) from operations .............     (5,961,883)     (3,170,679)      1,331,656
Interest expense, net .....................      2,436,675       1,680,079         988,453
                                              ------------    ------------    ------------

Income (loss) before income taxes .........     (8,398,558)     (4,850,758)        343,203
Provision for (benefit from) income taxes .        (39,772)         70,949          33,900
                                              ------------    ------------    ------------
Net income (loss) .........................   $ (8,358,786)   $ (4,921,707)   $    309,303
                                              ============    ============    ============
Basic income (loss) per share .............   $      (0.41)   $      (0.24)   $       0.02
                                              ============    ============    ============
Diluted income (loss) per share ...........   $      (0.41)   $      (0.24)   $       0.02
                                              ============    ============    ============

Basic weighted average shares outstanding .     20,291,433      20,155,563      18,377,484
                                              ============    ============    ============
Diluted weighted average shares outstanding     20,291,433      20,155,563      18,955,796
                                              ============    ============    ============


                             See accompanying notes.

                            TALON INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006


                                                                    Preferred Stock
                                      Common Stock                      Series A
                              ----------------------------    ---------------------------
                                 Shares          Amount          Shares         Amount
                              ------------    ------------    ------------   ------------
BALANCE, JANUARY 1, 2006 ..     18,241,045    $     18,241            --     $       --
   Common stock  issued for
     services .............        225,388             225            --             --
   Stock based compensation           --              --              --             --
   Net income .............           --              --              --             --
                              ------------    ------------    ------------   ------------
BALANCE, DECEMBER 31, 2006      18,466,433          18,466            --             --
   Common stock issued upon
     exercise of options ..         75,000              75            --             --
   Common stock warrants
     issued in private
     placement transaction       1,750,000           1,750            --             --
   Stock based compensation           --              --              --             --
   Foreign currency
   translation ............           --              --              --             --
   Adoption of FIN 48 .....           --              --              --             --
   Net loss ...............           --              --              --             --
                              ------------    ------------    ------------   ------------
BALANCE, DECEMBER 31, 2007      20,291,433          20,291            --             --
   Warrant fair value
     adjustment ...........           --              --              --             --
   Stock based compensation           --              --              --             --
   Foreign currency
     translation ..........           --              --              --             --
   Net loss ...............           --              --              --             --
                              ------------    ------------    ------------   ------------
BALANCE, DECEMBER 31, 2008      20,291,433    $     20,291            --     $       --
                              ============    ============    ============   ============


                               Additional       Other         Retained
                                Paid-In     Comprehensive     Earnings
                                Capital         Income        (Deficit)         Total
                              ------------   ------------   ------------    ------------
BALANCE, JANUARY 1, 2006 ..   $ 51,327,878   $       --     $(50,434,042)   $    912,077
   Common stock  issued for
     services .............        102,504           --             --           102,729
   Stock based compensation        362,120           --             --           362,120
   Net income .............           --             --          309,303         309,303
                              ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 2006      51,792,502           --      (50,124,739)      1,686,229
   Common stock issued upon
     exercise of options ..         42,671           --             --            42,746
   Common stock warrants
     issued in private
     placement transaction       2,429,988           --             --         2,431,738
   Stock based compensation        245,000           --             --           245,000
   Foreign currency
   translation ............           --           44,444           --            44,444
   Adoption of FIN 48 .....           --             --         (245,800)       (245,800)
   Net loss ...............           --             --       (4,921,707)     (4,921,707)
                              ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 2007      54,510,161         44,444    (55,292,246)       (717,350)
   Warrant fair value
     adjustment ...........       (148,302)          --             --          (148,302)
   Stock based compensation        407,213           --             --           407,213
   Foreign currency
     translation ..........           --           55,293           --            55,293
   Net loss ...............           --             --       (8,358,786)     (8,358,786)
                              ------------   ------------   ------------    ------------
BALANCE, DECEMBER 31, 2008    $ 54,769,072   $     99,737   $(63,651,032)   $ (8,761,932)
                              ============   ============   ============    ============


                             See accompanying notes

                            TALON INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year Ended      Year Ended      Year Ended
                                                                  December 31,    December 31,    December 31,
                                                                      2008            2007            2006
                                                                  ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..........................................   $ (8,358,786)   $ (4,921,707)   $    309,303
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization ............................      1,079,441       1,168,434       1,212,225
     Amortization of deferred financing cost and debt discounts      1,186,837         736,042         311,000
     Common stock and warrants issued for services ............           --              --            32,729
     Stock based compensation .................................        407,213         245,000         362,120
     Additions (recoveries) to allowance for doubtful accounts         548,519       1,274,406        (513,347)
     Additions to inventory valuation reserve .................        692,382         148,000         557,270
     Impairment of marketable securities and fixed assets .....      3,469,506         126,904            --
     Loss from disposal of assets .............................         49,000          58,076         129,179
   Changes in operating assets and liabilities:
     Accounts and notes receivable, including related parties .       (419,891)      1,048,662       1,481,923
     Note receivable collections ..............................           --           596,491         640,539
     Inventories ..............................................        125,896         415,793       1,964,609
     Prepaid expenses and other current assets ................        474,317        (404,532)         77,543
     Other assets .............................................       (249,709)       (118,499)       (140,217)
     Accounts payable .........................................      1,390,674       2,070,784      (3,030,179)
     Other accrued expenses ...................................        (32,191)       (306,636)       (734,247)
     Repayment of notes payable converted from accounts payable           --              --          (867,297)
                                                                  ------------    ------------    ------------
   Net cash provided by (used in) operating activities ........        363,208       2,137,218       1,793,153
                                                                  ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment ............................        686,510            --             2,500
   Acquisition of property and equipment ......................       (819,876)       (725,498)       (347,188)
                                                                  ------------    ------------    ------------
   Net cash used in investing activities ......................       (133,366)       (725,498)       (344,688)
                                                                  ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and warrants .......           --            42,746            --
   Proceeds from issuance of stock options and warrants, net of
   issuance costs .............................................           --         2,463,017            --
   Revolver note borrowings ...................................      1,200,000       4,307,806            --
   Repayment of revolver note borrowings ......................       (521,722)       (500,000)           --
   Term note borrowings, net of issuance costs ................           --         7,131,720            --
   Payments on term note ......................................       (125,000)       (449,840)           --
   Proceeds from other notes including related party ..........           --           291,753            --
   Payments of demand note payable to related party ...........           --          (579,794)           --
   Payments of notes payable ..................................     (1,003,528)    (13,687,882)       (186,838)
   Payments of capital lease obligations ......................       (328,668)       (452,232)       (604,351)
                                                                  ------------    ------------    ------------
   Net cash (used in) provided by financing activities ........       (778,918)     (1,432,706)       (791,189)
                                                                  ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents ..........       (549,076)        (20,986)        657,276
Net effect of foreign currency exchange translation on cash ...         29,935           5,171            --
                                                                  ------------    ------------    ------------
Cash and cash equivalents, beginning of year ..................      2,918,858       2,934,673       2,277,397
                                                                  ------------    ------------    ------------
Cash and cash equivalents, end of year ........................   $  2,399,717    $  2,918,858    $  2,934,673
                                                                  ============    ============    ============


                             See accompanying notes.

TALON INTERNATIONAL, INC.                                          Year Ended      Year Ended      Year Ended
Consolidated Statements of Cash Flows                             December 31,    December 31,    December 31,
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                    2008            2007            2006
  Cash received (paid) during the year for:                       ------------    ------------    ------------
    Interest paid .............................................   $ (1,301,790)   $ (1,166,333)   $   (975,609)
    Interest received .........................................   $     15,509    $    182,263    $    320,232
    Income taxes paid .........................................   $   (183,970)        (90,530)        (33,900)
  Non-cash financing activity:
    Notes payable issued in modification of loan agreement ....   $  1,000,000    $       --      $       --
    Debt modification fee .....................................   $    145,000    $       --      $       --
    Deferred financing cost ...................................   $       --      $    217,302    $       --
    Effect of foreign currency translation on net assets ......   $     55,293    $     10,728    $       --
    Notes receivable, converted to marketable securities ......   $  1,040,000    $       --      $       --
    Trade payable & accrued legal, converted to notes payable..   $       --      $       --      $  1,775,000
    Capital lease obligation ..................................   $       --      $     57,793    $     64,432


                             See accompanying notes.

                           TALON INTERNATIONAL, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

         Talon International, Inc. (together with its subsidiaries, the "Company") is an apparel company that specializes in the distribution of trim items to manufacturers of fashion apparel, specialty retailers and mass merchandisers. The Company acts as a full service outsourced trim management department for manufacturers, a specified supplier of trim items to owners of specific brands, brand licensees and retailers, a manufacturer and distributor of zippers under the TALON brand name and a distributor of stretch waistbands that utilize licensed patented technology under the TEKFIT brand name.

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

         On July 20, 2007, the Company changed its corporate name from Tag-It Pacific, Inc. to Talon International, Inc.

         All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders' equity, if material, and transaction gains and losses, if any, are recorded in the consolidated statement of operations in the period incurred. During 2008, 2007 and 2006, foreign currency translation and transaction gains and losses were not material. The Company does not engage in hedging activities with respect to exchange rate risk.

USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The accounting estimates that require our most significant, difficult and subjective judgments include the valuation of marketable equity securities; the valuation allowance for accounts receivable, notes receivable and inventory and the assessment of recoverability of long-lived assets and intangible assets and the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions). Actual results could differ materially from our estimates.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company had approximately $0.9 and $2.7 million at financial institutions in excess of governmentally insured limits at December 31, 2008 and 2007.

                           TALON INTERNATIONAL, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

MARKETABLE SECURITIES

         The portfolio of marketable securities is stated at the lower of cost or market at the balance sheet date and consists of common stocks. The Company accounts for its investments, which are all available for sales securities, under the provisions of Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Securities". Realized gains or losses are determined on the specific identification method and are reflected in income. Unrealized losses are recorded directly in other comprehensive income except those unrealized losses that are deemed to be other than temporary, which losses are reflected in income. See Note 3 to the consolidated financial statements.

ALLOWANCE FOR ACCOUNTS AND NOTES RECEIVABLE DOUBTFUL ACCOUNTS

         We are required to make judgments as to the collectability of accounts and notes receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts and notes receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables or note receivable to their net realizable value. We record these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and
(iii) an estimated amount, based on our historical experience, for issues not yet identified. The total allowance for accounts receivable doubtful accounts at December 31, 2008 and 2007 was $217,300 and $140,500, respectively, and for notes receivable at December 2008 was $474,000. See Note 4 to the consolidated financial statements.

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

         Inventories consist of the following:
                                                      Year Ended December 31,
                                                 -------------------------------
                                                     2008                 2007
                                                 ----------           ----------

Finished goods .......................           $2,880,319           $3,506,439
Less inventory valuation reserves ....            1,211,170            1,019,012
                                                 ----------           ----------
Total inventories ....................           $1,669,149           $2,487,427
                                                 ==========           ==========


IMPAIRMENT OF LONG-LIVED ASSETS

         We record impairment charges when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is measured by assessing the usefulness of an asset or by comparing the carrying value of an asset to its fair value. Fair value is typically determined using quoted market prices, if available, or an estimate of undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of impairment loss is calculated as the excess of the carrying value over the fair value. Changes in market conditions and management strategy have historically caused us to reassess the carrying amount of our long-lived assets. See Note 5.

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

         Dies and molds                 1 year

         Idle equipment                 5 to 10 years


         Property and equipment consist of the following:

                                                        Year Ended December 31,
                                                     ---------------------------
                                                         2008            2007
                                                     -----------     -----------

Furniture and fixtures .........................     $   613,924     $   600,491
Machinery and equipment ........................         365,951       1,694,921
Computer equipment .............................       3,654,766       4,137,834
Leasehold improvements .........................         332,270         248,129
Dies and molds .................................         106,273         106,273
Idle equipment .................................            --         4,198,880
                                                     -----------     -----------
                                                       5,073,183      10,986,528
Accumulated depreciation and amortization ......       2,988,939       5,776,082
                                                     -----------     -----------
Net property and equipment .....................     $ 2,084,244     $ 5,210,446
                                                     ===========     ===========

         Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $1,079,000, $1,136,000 and $1,090,000, respectively.

         Fixed Assets held for sale at December 31, 2008 of $407,655 consists of idle equipment which is principally machinery and equipment used for the production of zipper chain and the assembly of finished zippers. Fixed Assets held for sale at December 31, 2007 of $700,000 consists of the North Carolina land and manufacturing facility that was closed in connection with the Company's 2005 restructuring plan. This property was sold on October 22, 2008 for $725,000 and the related mortgage note against the property was paid in full. See Note 5.

                           TALON INTERNATIONAL, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

INTANGIBLE ASSETS

         Intangible assets consist of tradename and exclusive license and intellectual property rights. Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, which average 5 years, to their estimated residual values and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

         At December 31, 2008, the Company evaluated its Intangible Assets and determined that there was no impairment of these assets and made no changes to the net carrying amount of Tradename for the years ended December 31, 2008 and 2007. Amortization expense related to exclusive license and intellectual property rights of $29,000 and $115,500 were recorded for the years ended December 31, 2007 and 2006, respectively. During the first quarter of 2007, the exclusive license and intellectual property became fully amortized, thus no amortization expense for intangible assets was recorded for December 31, 2008.

         Other intangible assets as of December 31, 2008 and 2007 are as follows:

                                                                  Year Ended December 31,
                                                                --------------------------
                                                                    2008           2007
                                                                -----------    -----------
Intangible Assets:
  Tradename .................................................   $ 4,110,751    $ 4,110,751
  Accumulated amortization ..................................          --             --
                                                                -----------    -----------
      Tradename, net ........................................     4,110,751      4,110,751

  Exclusive license and intellectual property rights ........       577,500        577,500
  Accumulated amortization ..................................      (577,500)      (577,500)
                                                                -----------    -----------
      Exclusive license and intellectual property rights, net             0              0
                                                                -----------    -----------
  Intangible assets, net ....................................   $ 4,110,751    $ 4,110,751
                                                                ===========    ===========

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

                           TALON INTERNATIONAL, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

upon events that may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on the balance sheet and results of operations.

         On January 1, 2007 the Company adopted the provisions of Financial Accounting Standard Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with income tax liabilities. As a result of the implementation of FIN 48, the Company recognized an increase in liabilities for unrecognized tax benefits of approximately $246,000, which was accounted for as an increase in the January 1, 2007 accumulated deficit. See Note 13.

STOCK-BASED COMPENSATION

         We have employee equity incentive plans, which are described more fully in Note 11. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Accordingly, we measure share-based compensation at the grant date based on the fair value of the award.

         The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company's financial statements as of and for the years ended December 31, 2006, 2007 and 2008 reflect the impact of SFAS 123(R).

         Options issued to consultants, which are more fully described in Note 11, are accounted for in accordance with the provisions of Emerging Issues Task Force (EITF) No. 96-18, "Accounting for Equity Instruments That Are Issued to Others Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

         SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Statements of Operations. Stock-based compensation expense recognized in the Statements of Operations for the years ended December 31, 2008, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1 of the applicable year based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123(R) and compensation expense for the share-based payment awards granted subsequent to January 1 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided. As stock-based compensation expense recognized in the Statements of Operations for 2008, 2007 and 2006 is based on awards expected to vest, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the years ended December 31, 2008, 2007 and 2006, expected forfeitures are immaterial and as such the Company is recognizing forfeitures as they occur.

         The Company's determination of fair value of share-based payment awards to employees and directors on the date of grant uses the Black-Scholes model, which is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are

                           TALON INTERNATIONAL, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

not limited to, the expected stock price volatility over the expected term of the awards and actual and projected employee stock option exercise behaviors. The Company estimates expected volatility using historical data. The expected option term is estimated using the "safe harbor" provisions under SAB 107.

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

         Included in comprehensive income for the years ended December 31, 2008 and 2007 are unrealized gains in foreign currency translation of $99,737 and $44,444, respectively. The foreign currency translation adjustment represents the net currency translation adjustment gains and losses related to our China and India subsidiaries.

REVENUE RECOGNITION

         Sales are recognized when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable and collection is reasonably assured. Sales resulting from customer buy-back agreements, or associated inventory storage arrangements are recognized upon delivery of the products to the customer, the customer's designated manufacturer, or upon notice from the customer to destroy or dispose of the goods. Sales, provisions for estimated sales returns and the cost of products sold are recorded at the time title transfers to customers. Actual product returns are charged against estimated sales return allowances.

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

RECLASSIFICATION

         Certain reclassifications have been made to the prior year financial statements to conform to 2008 presentation.

CLASSIFICATION OF EXPENSES

         COST OF SALES - Cost of goods sold primarily includes expenses related to inventory purchases, customs, duty, freight, overhead expenses and reserves for obsolete inventory. Overhead expenses primarily consist of warehouse and operations salaries and other warehouse expenses.

         SELLING EXPENSE - Selling expenses primarily include royalty expense, sales salaries and commissions, travel and entertainment, marketing and other sales-related costs.

                           TALON INTERNATIONAL, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

         GENERAL  AND  ADMINISTRATIVE  EXPENSES  -  General  and  administrative expenses primarily include administrative salaries, employee benefits, professional service fees, facility expenses, information technology costs, investor relations, travel and entertainment, depreciation and amortization, bad debts, restructuring costs and other general corporate expenses.

         INTEREST EXPENSE AND INTEREST INCOME - Interest expense reflects the cost of borrowing and amortization of deferred financing costs and discounts. Interest expense for the years ended December 31, 2008, 2007 and 2006 was $2,501,000 $1,922,000 and $1,357,000, respectively. Interest income of $64,000,
$242,000  and $368,000  for the years ended  December  31, 2008,  2007 and 2006, respectively, consists of earnings from outstanding amounts due to the Company under notes and other interest bearing receivables.

SHIPPING AND HANDLING COSTS

         In accordance with Emerging Issues Task Force 00-10, Accounting for Shipping and Handling Fees and Costs, the Company records shipping and handling costs billed to customers as a component of revenue and shipping and handling costs incurred by the Company for outbound freight are recorded as a component of cost of goods sold.

LITIGATION

         We are currently involved in various lawsuits, claims and inquiries, most of which are routine to the nature of the business and in accordance with SFAS No. 5, "Accounting for Contingencies," we accrue estimates of the probable and estimable losses for the resolution of these claims. The ultimate resolution of these claims could affect our future results of operations for any particular quarterly or annual period should our exposure be materially different from our earlier estimates or should liabilities be incurred that were not previously accrued. See Note 14.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2008, FASB issues FASB Staff Position (FSP) 140-4 and FIN 46(R)-8, Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities. The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (FAS 140) and FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)) are finalized and approved by the FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. We adopted this FSP for our year ended December 31, 2008 and the adoption did not have any impact on our consolidated financial statements.

         On  May  9,  2008,  FASB  issued  FASB  Staff  Position  No.  APB  14-1
"Accounting for Convertible Debt Instruments That May Be Turned Into Cash Upon Conversion" ("APB 14-1"). APB 14-1 addresses that convertible debt instruments may be settled in cash upon conversion (including partial cash settlement). Additionally, APB 14-1 specifies that issuers of such instruments should

                           TALON INTERNATIONAL, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is to be applied retrospectively for the first annual reporting on or after December 15, 2008 and interim periods within the fiscal year. Early adoption is not permitted. We do not believe No. APB 14-1 will have a material impact on our consolidated financial statements.

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

         In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133 (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not believe SFAS 161 will have a material impact on our consolidated financial statements.

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

         In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how the acquirer of a business (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures in its financial statements the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and, accordingly, we will apply SFAS 141(R) for acquisitions effected subsequent to the date of adoption.

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

                           TALON INTERNATIONAL, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

         In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS 159") . SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and, accordingly, we have adopted SFAS 159 in the first quarter of 2008.
We chose to not report unrealized gains and losses in earnings. See Note 3.

NOTE 2-- SIGNIFICANT RISKS AND UNCERTAINTIES

         Our consolidated financial statements have been prepared on a going concern basis of accounting which contemplates the continuity of operations and the realization of assets, liabilities and commitments in the normal course of business. During fiscal years 2008 and 2007, the Company experienced losses from operations and has an accumulated deficit as of December 31, 2008 of $63,651,000. As of December 31, 2008, the Company was also in default with the covenants in the Revolving Credit and Term Loan Agreement with CVC California, LLC ("CVC") and was required to pay a fee to have the lender waive this covenant at December 31, 2008. Additionally, the Company anticipates that it will be in default of the covenants at March 31, 2009, and it has also paid a waiver fee to the lender for this period. It is uncertain whether we will be in compliance with the financial covenants in future quarters. See Subsequent Event Note 19 to our consolidated financial statements. Our consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that would be required if a default occurred and we were unable to obtain a waiver or modify the covenants. Should we fail to be in compliance with these covenants for three successive quarters and we are unable to obtain a waiver or amend these covenants, we may be unable to continue as a going concern.

         Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers, which constitute many of our largest customers. Consumer spending recently has deteriorated significantly and may remain depressed, or be subject to further deterioration for the foreseeable future. The worldwide apparel industry is heavily influenced by general economic cycles. Purchases of fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines. Many factors affect the level of consumer spending in the apparel industries, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, or maintain our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by sustained or further downward trends in the United States or global economy. The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitable operations.

         In response to these conditions, the Company has taken steps to significantly reduce its operating costs, eliminate employees in response to lower volumes, curtail capital and discretionary spending to better align the Company's organizational and cost structures with future Company and industry expectations and uncertainties and to insure the company will have sufficient cash flow to cover its operating needs. The Company has also implemented programs to increase sales incentives, to secure preferred supplier status with customers and to accelerate cash collections from customers. There can be no assurance; however, that the Company will be successful in these matters or that these steps will be sufficient to ensure the Company can continue as a going concern.

NOTE 3-- MARKETABLE SECURITIES AND RELATED NOTE RECEIVABLE

         At December 31, 2006 a note receivable from Azteca Productions International, Inc. ("Azteca") was outstanding in the amount of $2,799,460. The note was receivable in monthly installments over thirty-one months beginning March 1, 2006. The payments, after initial period generally ranged from $133,000-$267,000 per month until paid in full, but no later than July 1, 2008.

                           TALON INTERNATIONAL, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

         Azteca failed to make the scheduled note payments due on July 1, 2007 and all subsequent periods thereafter, triggering a default, resulting in the entire note balance becoming immediately due and payable. On September 10, 2007, after meeting with and conducting extensive discussions with Azteca, they failed to provide to the Company certain security interests as required under the note to make the scheduled note payments and Azteca further expressed its belief that it would be unable to make any note payments in the foreseeable future. As a result, in September 2007, the Company reflected a charge of $2,127,653 to fully reserve the outstanding note balance from Azteca. In December 2007, an agreement was reached whereby Azteca delivered shares of common stock of a separate public corporation in lieu of the note receivable and the Company reversed a portion of the impairment recorded in September 2007 and reflected income of $1,040,000 as a reversal of the previously recorded bad debt. The agreement with Azteca called for them to deliver 2,000,000 shares of unrestricted common stock of a separate public corporation with a value of $1,040,000, in exchange for cancellation of the Azteca note receivable. No realized or unrealized gains or losses were recognized during the year ended December 31, 2007. On January 30, 2008, the Company received the unrestricted common stock of this public company and the Company could begin trading these shares, selling no more than 10,000 shares per week in the open market, and without restriction in private transactions.

         On September 30, 2008, this public company issued its second quarter 2008 SEC filing stating it had no customers, cash flow, or new orders and that it was in violation of its financial covenants to its lender. The Company has concluded that the asset is permanently impaired and as a result, recognized a valuation reserve for the full value of the investment of $1,040,000 at September 30, 2008.

NOTE 4-- NOTE RECEIVABLE RELATED PARTY

         Due from related parties at December 31, 2008 and 2007 includes $674,010 and $625,454, respectively, of unsecured notes, advances and accrued interest receivable from Colin Dyne, a director and stockholder of the Company. The economic decline in the fourth quarter of 2008 and an expected payment in 2008 that was not received, impacted the time and risk of full collection of this note, and as a result, the Company recorded an impairment charge of $474,010 against this note at December 31, 2008.

NOTE 5-- FIXED ASSETS HELD FOR SALE

         The Company has equipment for machinery and equipment used for the production of zipper chain and the assembly of finished zippers. This equipment was originally associated with the production and assembly facilities in North Carolina and in Mexico and was temporarily rendered idle with the closing of those operations in 2005. The Company relocated this equipment to Asia and negotiated with manufacturing partners for the redeployment of this equipment in joint manufacturing agreements. China importation fees, regulations and operating use restrictions however made this arrangement uneconomical. Accordingly, the Company modified its negotiations to affect a sale of the equipment with certain use rights. The Company is now in negotiations to potentially sell this equipment to a third party. The decision to sell the equipment as compared to redeploying it in operations, modified the cash returns available from the assets. Accordingly, the Company analyzed the cash flow of the potential sales value and determined that it was likely that the sale of this equipment would not recover its carrying value. As a result, the Company has recorded an impairment charge of $2,026,000 for the difference from the estimated sales value of the equipment and the previous carrying value. The adjusted carrying value of the equipment at December 31, 2008 is $350,000.

         The Company also determined that certain components of its Tekfit equipment, which is used in the manufacture of the Tekfit proprietary stretch waistband, will not be redeployed as a consequence of lower demand for this product and the affect of the current economic crisis on the apparel industry. As a result the Company recorded an impairment charge of $403,500 for the equipment which will not be utilized in foreseeable operations. The adjusted carrying value of the equipment at December 31, 2008 is $58,000.

                           TALON INTERNATIONAL, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

         Property held for sale at December 31, 2007 of $700,000 consists of the North Carolina land and manufacturing facility that was closed in connection with the Company's 2005 restructuring plan. This property was sold on October 22, 2008 for $725,000 and the related mortgage note against the property was paid in full.

NOTE 6-- DEMAND NOTES PAYABLE TO RELATED PARTIES

         Demand notes payable to related parties consist of two notes payable issued from 1995-1998 to parties related to or affiliated with directors of the Company with interest rates of 10% per annum, due and payable on the fifteenth day following delivery of written demand for payment. The outstanding amounts of these notes payable as of December 31, 2008 and 2007 were $222,264 and $213,100, respectively.

         Interest expense, interest accrual and interest amount paid related to the demand notes payable to related parties for the years ended December 31, 2008, 2007 and 2006 are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                              2008          2007          2006
                                            --------      --------      --------
Interest expense .....................      $  9,173      $ 30,568      $ 67,753
Accrued interest balance .............      $137,088      $127,915      $515,738
Interest paid ........................      $   --        $518,546      $   --

NOTE 7-- CAPITAL LEASE OBLIGATIONS

         The Company financed equipment purchases through various capital lease obligations expiring through February 2010. These obligations bear interest at various rates ranging from 6.6% to 12.2% per annum. Future minimum annual payments under these capital lease obligations are as follows:

YEARS ENDING DECEMBER 31,                                               Amount
-----------------------------------------------------------           ---------

2009 ......................................................           $ 190,913
2010 ......................................................               1,947
2011 and thereafter .......................................                --
                                                                      ---------
Total payments ............................................             192,860

Less amount representing interest .........................              (8,506)
                                                                      ---------
Balance at December 31, 2008 ..............................             184,354

Less current portion ......................................             182,444
                                                                      ---------
Long-term portion .........................................           $   1,910
                                                                      =========

         At December 31, 2008, total property and equipment under capital lease obligations and related accumulated depreciation was $840,914 and $479,742, respectively. At December 31, 2007, total property and equipment under capital lease obligations and related accumulated depreciation was $1,723,283 and $666,483, respectively.

                           TALON INTERNATIONAL, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8-- NOTES PAYABLE

         Notes payable consist of the following:

                                                    Year Ended December 31,
                                                  ---------------------------
                                                     2008             2007
                                                  ----------       ----------

$765,000 note payable to First  National Bank
dated June 3, 2004; interest at 6.5%; payable
in eighty-four  monthly payments of principal
and interest of $5,746  beginning  July 2004;
twenty-year    amortization,    all    unpaid
principal  and  interest  due  June  3,  2011
(seven  years);  secured by building in North
Carolina;  paid in full in October 2008 .....     $     --         $  689,651

$880,000 note payable to First  National Bank
dated  November 22,  2004;  interest at 6.5%;
payable   in  sixty   monthly   payments   of
principal  and interest of $17,254  beginning
December 2004; note payments were accelerated
in October 2008 changing the monthly payments
to  $25,000  and  the  unpaid  principal  and
interest  due from  November 22, 2009 to June
30, 2009; secured by manufacturing  equipment        144,064          371,863

$180,000 note payable to Next Trim, LLC dated
January 22, 2007;  interest at 6.5%;  payable
in twenty-four  monthly payments of principal
and  interest   beginning  January  2007,  of
$7,500 until December 2008 ..................           --             86,078
                                                  ----------       ----------
    Notes Payable                                    144,064        1,147,592
    Less Current portion                             144,064          299,108
                                                  ----------       ----------
Notes payable, net of current portion             $        -       $  848,484
                                                  ==========       ==========


         Future minimum annual payments including interest under these notes payable obligations are as follows:

         YEARS ENDING DECEMBER 31,                               Amount
         -------------------------------------------------     ----------

         2009 ............................................     $  146,709
         2010 and thereafter .............................           --
                                                               ----------
         Total ...........................................     $  146,709
                                                               ==========


NOTE 9 - DEBT FACILITY

         On June 27, 2007, the Company entered into a Revolving Credit and Term Loan Agreement with Bluefin Capital, LLC subsequently assigned to CVC California, LLC, that provides for a $5.0 million revolving credit loan and a $9.5 million term loan for a three year period ending June 30, 2010. The revolving credit portion of the facility permitted borrowings based upon a formula including 75% the Company's eligible receivables and 55% of eligible inventory, and provided for monthly interest payments at the prime rate (5.25% at December 31, 2008) plus 2.0%. The term loan bears interest at 8.5% annually with quarterly interest payments and repayment in full at maturity. Borrowings under both credit facilities are secured by all of the assets of the Company.

         In connection with the Revolving Credit and Term Loan Agreement, the Company issued 1,500,000 shares of common stock to the lender for $0.001 per share, and issued warrants to purchase 2,100,000 shares of common stock. The warrants were exercisable over a five-year period and initially 700,000 warrants were exercisable at $0.95 per share; 700,000 warrants were exercisable at $1.05

                           TALON INTERNATIONAL, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

per share; and 700,000 warrants were exercisable at $1.14 per share. The warrants did not require cash settlements. The relative fair value of the equity ($2,374,169, which includes a reduction for financing costs) issued with this debt facility was allocated to paid-in-capital and reflected as a debt discount to the face value of the term note. This discount is being amortized over the term of the note and recognized as additional interest cost as amortized. Costs associated with the debt facility included debt fees, commitment fees, registration fees and legal and professional fees of $486,000. The costs allocable to the debt instruments are reflected as a reduction to the face value of the note on the balance sheet.

         On November 19, 2007, the Company entered into an amendment of its agreement to modify the original financial covenants and to extend until June 30, 2008 the application of the original EBITDA covenant in exchange for additional common stock of the Company and a price adjustment to the lenders outstanding warrants issued in connection with the loan agreement. In connection with this amendment the Company issued an additional 250,000 shares of common stock to the lender for $0.001 per share, and the exercise price for all of the previously issued warrants for the purchase of 2,100,000 shares of common stock was amended to an exercise price of $0.75 per share. The new relative fair value of the equity issued with this debt of $2,430,000, including the modifications in this amendment and a reduction for financing costs, is being amortized over the term of the note.

         On April 3, 2008, the Company executed a further amendment to its existing loan agreement. The amendment included a redefining of the EBITDA covenants, and the cancellation of the common stock warrants previously issued to the lender in exchange for the issuance by the Company of an additional note payable to CVC for $1.0 million. The note bears interest at 8.5% and both the note and accrued interest are payable at maturity on June 30, 2010. In addition, the Company's borrowing base was modified in this amendment by increasing the allowable portion of inventory held by third party vendors to $1.0 million with no more than $500,000 held at any one vendor and increasing the percentage of accounts receivable to be included in the borrowing base to 85%. The Company incurred a one-time modification fee of $145,000 to secure the amendment of the agreement. The new relative fair value of the equity issued with this debt of $2,542,000, including the modifications in this amendment and a reduction for financing costs, is being amortized over the term of the note.

         In connection with this amendment the Company evaluated the debt amendment under EITF 96-19 "Debtor's Accounting for a Modification or Exchange or Debt Instruments". It was determined that the debt modification did not constitute a material change as defined by EITF 96-19 and did not qualify for treatment as a troubled debt restructuring. Accordingly, the Company recorded a reduction to equity and an increase to notes payable for the fair value of the warrants of $260,205 and the difference ($739,795) between the fair value of the warrants at the time of repurchase and the face value of the note has been recorded as an additional deferred cost and is reflected as a reduction to the face value of the note on the balance sheet. This cost is being amortized using the interest-method over the life of the modified notes and is be reflected as interest expense.

         Under the terms of the credit agreement, as amended, the Company is required to meet certain coverage ratios, among other restrictions, including a restriction from declaring or paying a dividend prior to repayment of all the obligations. The financial covenants, as amended, require that the Company maintain at the end of each fiscal quarter "EBITDA" (as defined in the agreement) in excess of the principal and interest payments for the same period of not less than $1.00 and in excess of ratios set out in the agreement for each quarter. The Company failed to satisfy the minimum EBITDA requirement for quarter ended December 31, 2008, and a waiver fee of 1% of the debt commitment was accrued and the requirement delayed to the next quarter. If two consecutive quarters fail to meet the minimum EBITDA, the waiver fee increases to 2%. If three consecutive quarters fail to meet the minimum EBITDA, or the Company does not pay the waiver fee, the credit agreement would be in default and the lender may demand immediate repayment of the full amount of the notes outstanding, which if we were unable to obtain a waiver or amend these covenants, we may be unable to continue as a going concern, see Note 2. See Note 19 for subsequent event regarding waiver and amendment of loan covenants.

                           TALON INTERNATIONAL, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

         As of December 31, 2008, the Company had outstanding borrowings of $10,375,000 under the term notes (discounted carrying value of $8,067,428) and $4,639,000 under the revolving credit note.

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

         Interest expense related to the Revolving Credit and Term Loan Agreement for the year ended December 31, 2008 was $2,370,570, which includes $1,186,837 in amortization of discounts and deferred financing costs. Interest expense related to the Revolving Credit and Term Loan Agreement for the year ended December 31, 2007 was $1,008,520, which includes $461,102 in amortization of discounts and deferred financing costs.

NOTE 10--STOCKHOLDERS' EQUITY AND PREFERRED STOCK

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

COMMON STOCK

EXCLUSIVE LICENSE AND INTELLECTUAL PROPERTY RIGHTS AGREEMENT

         On April 2, 2002, the Company entered into an Exclusive License and Intellectual Property Rights Agreement (the "Agreement") with Pro-Fit Holdings Limited ("Pro-Fit"). The Agreement gives the Company the exclusive rights to sell or sublicense waistbands manufactured under patented technology developed by Pro-Fit for garments manufactured anywhere in the world for the United States market and all United States brands. In accordance with the Agreement, the Company issued 150,000 shares of its common stock which were recorded at the market value of the stock on the date of the Agreement. The shares contain restrictions related to the transfer of the shares and registration rights. The Agreement has an indefinite term that extends for the duration of the trade secrets licensed under the Agreement. The Company has recorded an intangible asset amounting to $577,500, which was fully amortized by the year ended December 31, 2007. The Company is currently in litigation with this supplier (See Notes 1 and 14).

                           TALON INTERNATIONAL, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11--STOCK OPTION INCENTIVE PLAN AND WARRANTS

STOCK OPTION INCENTIVE PLAN

         On July 14, 2008, at the Company's annual meeting of stockholders, a new 2008 Stock Plan was approved by the stockholders. The 2008 Stock Plan authorizes up to 2,500,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. On July 31, 2007, at the Company's annual meeting of stockholders, the 2007 Stock Plan was approved which replaced the 1997 Stock Plan. The 2007 Stock Plan authorizes up to 2,600,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. Options granted to certain employees in 2008 include certain acceleration features based on Company performance as determined the Board of Directors each year. Consistent with SFAS 123(R), the stock based compensation expense for the employee options are recognized on a time-phased vesting schedule through the vesting date of December 31, 2010. In calculating the outcome of meeting performance conditions, the Company did not meet performance criteria and accordingly, the Company did not use accelerated vesting for these options.

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

         The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company's stock on the date of the grant for years prior to 2006, and for the years ending after 2006, the average market price of the Company's stock for the five trading days following the date of the grant. Those option awards generally vest over periods determined by the Board from immediate to 4 years of continuous service and have 10 year contractual terms.

                           TALON INTERNATIONAL, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes all options issued to employees and directors including those issued outside the plan.

                                                                       Weighted
                                                                        Average
                                                         Number of     Exercise
EMPLOYEES AND DIRECTORS                                   Shares         Price
                                                        ----------    ----------

Options outstanding - January 1, 2006 ...............    1,833,000    $     3.46
     Granted ........................................    3,546,135    $     0.32
     Canceled .......................................     (301,500)   $     3.56
                                                        ----------    ----------
Options outstanding - December 31, 2006 .............    5,077,635    $     1.41
     Granted ........................................       46,600    $     1.02
     Exercised ......................................      (75,000)   $     0.57
     Canceled .......................................     (376,000)   $     0.76
                                                        ----------    ----------
Options outstanding - December 31, 2007 .............    4,673,235    $     1.46
     Granted ........................................    2,960,000    $     0.21
     Canceled .......................................     (532,699)   $     0.69
                                                        ----------    ----------
Options outstanding - December 31, 2008 .............    7,100,536    $     0.98
                                                        ==========    ==========


         The aggregate intrinsic value of stock options exercised during 2007 was $72,000, which is the difference between the exercise price of the stock versus the quoted price of our common stock on the date the options were exercised. There were no stock options exercised in 2008 and 2006.

         The  Company  has  also  issued   certain   warrants   and  options  to
non-employees.   The  following   table   summarizes   all  options   issued  to
Non-Employees:

                                                                       Weighted
                                                                        Average
                                                         Number of     Exercise
NON-EMPLOYEES                                             Shares         Price
                                                        ----------    ----------

Options & warrants outstanding - January 1, 2006 ....    1,377,147    $     4.36
     Canceled .......................................     (133,334)   $     4.54
                                                        ----------    ----------
Options & warrants outstanding - December 31, 2006 ..    1,243,813    $     4.13
     Granted ........................................    2,100,000    $     0.75
     Canceled .......................................     (180,000)   $     3.63
                                                        ----------    ----------
Options & warrants outstanding - December 31, 2007 ..    3,163,813    $     1.97
     Canceled .......................................   (2,845,318)   $     0.55
                                                        ----------    ----------
Options & warrants outstanding - December 31, 2008 ..      318,495    $     3.65
                                                        ==========    ==========


         The Company's determination of fair value of share-based payment awards on the date of grant uses the Black-Scholes model and the assumptions noted in the following table for the years ended December 31. Expected volatilities are based on the historical volatility of the Company's stock price and other factors. These variables include, but are not limited to, the expected stock price volatility over the expected term of the awards and actual and projected employee stock option exercise behaviors. The expected option term is estimated using the "safe harbor" provisions under SAB 107. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of the grant.

                           TALON INTERNATIONAL, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

                                    2008             2007           2006
                                  --------         --------       --------
Expected volatility ...........      95%             64%            65%
Expected term in years ........    6.1 yrs         6.1 yrs        6.1 yrs
Expected dividends ............      --              --             --
Risk-free rate ................     3.5%             4.8%           4.5%


         A summary of our stock option information under all Stock Plans as of December 31, 2008 is as follows:

                                                                           Weighted
                                                             Weighted       Average
                                                              Average      Remaining
                                              Number of      Exercise     Contractual      Intrinsic
EMPLOYEE AND DIRECTOR                          Shares          Price      Life (Years)       Value
                                            ------------   ------------   ------------   ------------
Outstanding at December 31, 2008 ........      7,100,536   $       0.98            6.0   $       0.00

Vested and Expected to Vest .............      6,733,009   $       1.02           5.75   $       0.00

Exercisable .............................      4,305,253   $       1.46           4.08   $       0.00


                                                                          Weighted
                                                            Weighted       Average
                                                            Average       Remaining
                                             Number of      Exercise     Contractual      Intrinsic
NON-EMPLOYEE OPTIONS & WARRANTS               Shares          Price      Life (Years)       Value
                                           ------------   ------------   ------------   ------------
Outstanding at December 31, 2008 .......        318,495   $       3.65            0.9   $       0.00

Vested and Expected to Vest ............        318,495   $       3.65            0.9   $       0.00

Exercisable ............................        318,495   $       3.65            0.9   $       0.00


         The aggregate intrinsic value of the stock options is calculated as the difference between the exercise price of a stock option and the quoted price of our common stock at December 31, 2008. It excludes stock options that have exercise prices in excess of the quoted price of our common stock at December 31, 2008.

         There was $492,000 of total unrecognized compensation costs related to non-vested stock options and warrants as of December 31, 2008. This cost is expected to be recognized over the weighted-average period of 2.0 years. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $407,000, $245,000 and $236,000, respectively.

         When options are exercised, the Company's policy is to issue previously registered, unissued shares of common stock. In July of 2008 and 2007, at the Company's annual meetings of stockholders, the 2008 and 2007 Stock Plans were approved, which authorize up to 2,500,000 and 2,600,000 shares of common stock, respectively, for issuance pursuant to awards granted to individuals under the plan.

                           TALON INTERNATIONAL, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12--INCOME (LOSS) PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations:


                                              December 31, 2008                             December 31, 2007
                                 -------------------------------------------   ------------------------------------------
                                     Loss          Shares        Per Share         Income        Shares        Per Share
Years ended:                      (Numerator)   (Denominator)      Amount        (Numerator)  (Denominator)      Amount
------------------------------   ------------   ------------   ------------    ------------   ------------   ------------
Basic income (loss):
  Income (loss) available
  to common stockholders .....   $ (8,358,786)    20,291,433   $      (0.41)   $ (4,921,707)    20,155,563   $      (0.24)

Effect of dilutive securities:
  Options ....................           --             --             --              --             --             --
  Warrants ...................           --             --             --              --             --             --
                                 ------------   ------------   ------------    ------------   ------------   ------------
Income (loss) available
to common stockholders .......   $ (8,358,786)    20,291,433   $      (0.41)   $ (4,921,707)    20,155,563   $      (0.24)
                                 ============   ============   ============    ============   ============   ============


                                             December 31, 2006
                                 -----------------------------------------
                                     Loss          Shares       Per Share
Years ended:                      (Numerator)   (Denominator)     Amount
------------------------------   ------------   ------------  ------------
Basic income (loss):
  Income (loss) available
  to common stockholders .....   $    309,303    18,377,484   $       0.02

Effect of dilutive securities:
  Options ....................           --         578,312           0.00
  Warrants ...................           --            --             --
                                 ------------   -----------   ------------
Income (loss) available
to common stockholders .......   $    309,303    18,955,796   $       0.02
                                 ============   ===========   ============


         Warrants to purchase 318,495 shares of common stock for $3.65 and options to purchase 7,100,536 shares of common stock for between $0.18 and $5.23, per share were outstanding for the year ended December 31, 2008, but were not included in the computation of diluted loss per share because the effect of exercise or conversion would have an antidilutive effect on loss per share.

         Warrants to purchase 3,163,813 shares for common stock for between $0.75 and $5.06 and options to purchase 4,653,235 shares of common stock at between $0.37 and $5.23, per share were outstanding for the year ended December 31, 2007, but were not included in the computation of diluted loss per share because the effect of exercise or conversion would have an antidilutive effect on loss per share.

         Warrants to purchase 1,243,813 shares for common stock for between $3.50 and $5.06; options to purchase 1,642,500 shares of common stock at between $1.27 and $5.23; convertible debt of $12,500,000 convertible at $3.65 per share and other convertible debt of $500,000 convertible at $4.50 per share were outstanding for the year ended December 31, 2006, but were not included in the computation of diluted loss per share because the effect of exercise or conversion would have an antidilutive effect on the income per share.

                           TALON INTERNATIONAL, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13--INCOME TAXES

         The components of the provision (benefit) for income taxes included in the consolidated statements of operations are as follows:

                                               Year Ended December 31,
                                   ---------------------------------------------
                                      2008              2007              2006
                                   ---------         ---------         ---------
Current:
      Federal .............        $   3,754         $  40,030         $  29,900
      State ...............           15,306             4,559             4,000
      Foreign .............           51,539           134,442              --
                                   ---------         ---------         ---------
                                      70,599           179,031            33,900
Deferred:
      Federal .............           40,030           (40,030)             --
      State ...............            1,059            (1,059)             --
      Foreign .............         (151,460)          (66,993)             --
                                   ---------         ---------         ---------
                                    (110,371)         (108,082)             --
                                   ---------         ---------         ---------
                                   $ (39,772)        $  70,949         $  33,900
                                   =========         =========         =========


         A reconciliation of the statutory Federal income tax rate with the Company's effective income tax rate is as follows:

                                                   Year Ended December 31,
                                             ----------------------------------
                                               2008         2007         2006
                                             --------     --------     --------
Current:
   Federal statutory rate .................      34.0%        34.0%        34.0%
   State taxes net of federal benefit .....      (0.1)        (1.6)         2.3
   Income earned from foreign subsidiaries       (2.6)       (54.9)        18.7
   Net operating loss valuation allowance .     (33.4)       (18.4)       (71.7)
   Change in effective state tax rate .....      --            0.1         22.4
   Other ..................................       2.6         39.3          4.2
                                             --------     --------     --------
                                                  0.5%        (1.5)%        9.9%
                                             ========     ========     ========


         Income (loss) before income taxes is as follows:

                                          Year Ended December 31,
                           ----------------------------------------------------
                               2008                2007                2006
                           ------------        ------------        ------------

Domestic ...........       $ (6,844,884)       $(11,827,832)       $ (1,341,475)
Foreign ............         (1,513,902)          6,977,074           1,684,678
                           ------------        ------------        ------------
                           $ (8,358,786)       $ (4,850,758)       $    343,203
                           ============        ============        ============

                           TALON INTERNATIONAL, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

         The primary components of temporary differences which give rise to the Company's deferred tax assets and deferred tax liabilities are as follows:

                                                      Year Ended December 31,
                                                   -----------------------------
                                                       2008            2007
                                                   ------------    ------------
Net deferred tax asset:
       Net operating loss carry-forward ........   $ 22,122,386    $ 20,289,672
       Depreciation and amoritzation (liability)         82,623        (899,776)
       Bad Debt and note receivable allowance ..        195,933          42,065
       Marketable security impairment ..........        399,038            --
       Related part interest ...................        155,210         200,093
       Inventory allowance .....................        171,496         265,200
       Credit carryforwards ....................         95,221          41,089
       Other ...................................        465,048         332,420
                                                   ------------    ------------
                                                     23,686,955      20,270,763
      Less: Valuation allowance ................    (23,468,657)    (20,162,681)
                                                   ------------    ------------
                                                   $    218,298    $    108,082
                                                   ============    ============


         On January 1, 2007 the Company adopted the provisions of Financial Accounting Standard Board Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with income tax liabilities.

         As a result of the implementation of FIN 48, the Company recognized an increase in liabilities for unrecognized tax benefits of approximately $246,000, which was accounted for as an increase in the January 1, 2007 accumulated deficit.

         A reconciliation of the FIN 48 adjustments is as follows:

                                                       Year Ended December 31,
                                                     ---------------------------
                                                       2008               2007
                                                     --------           --------
Beginning Balance ........................           $258,000           $246,000
Interest and penalties ...................             16,000             12,000
                                                     --------           --------
                                                     $274,000           $258,000
                                                     ========           ========


         At December 31, 2008 and 2007, Talon International, Inc. had Federal net operating loss carry-forwards (or "NOLs") of approximately $60.2 million and $55.9 million, respectively and state NOLs of $24.0 million and $18.1 million respectively. The Federal NOL is available to offset future taxable income through 2026, and the state NOL expires in 2016. Section 382 of the Internal Revenue Code places a limitation on the realizability of net operating losses in future periods if the ownership of the Company has changed more than 50% within a three-year period. The Company had a limitation due to Section 382 during 2004 to 2006; however, as of December 31, 2008 we have no limitation. Thus, the limitation has had no impact on our NOL carry-forwards.

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

         In 2008 and 2007, the Company determined, based upon its cumulative operating losses, that it was more likely than not that it would not be in a position to fully realize all of its domestic deferred tax assets in future year with the exception of the alternative minimum tax credit carry-forward of $41,089 in 2007. Accordingly, at December 31, 2008 and 2007 the Company has recorded a valuation allowance of $23.5 and $20.2 million, respectively; which reduces the carrying value of its net deferred tax assets. For the year ended December 31, 2006, the Company recorded operating income and various rate and tax timing differences and the value of its net deferred tax assets declined by $2.2 million. Accordingly, a corresponding reduction in the valuation allowance was made, which retained the carrying value of the Company's net deferred tax assets at $0.

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

         The Company believes that its estimate of deferred tax assets and determination to record a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income, which is susceptible to change, dependent upon events that may or may not occur and because the impact of recording a valuation allowance may be material to the assets reported on its balance sheet and results of operations.

         In 2007, the Company included in its consolidated U.S. federal tax return as a deemed dividend, $4.6 million or all of the undistributed earnings of its foreign subsidiaries as a result of the loan agreement with CVC. See Note
9. At December 31, 2008 undistributed earnings from its foreign subsidiaries are $0.0.

NOTE 14--COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         The Company is a party to a number of non-cancelable operating lease agreements involving buildings and equipment, which expire at various dates through 2013. The Company accounts for its leases in accordance with SFAS No. 13, whereby step provisions, escalation clauses, tenant improvement allowances, increases based on an existing index or rate, and other lease concessions are accounted for in the minimum lease payments and are charged to the statement of operations on a straight-line basis over the related lease term.

                           TALON INTERNATIONAL, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

         The future minimum lease commitments at December 31, 2008 are as follows:

         Years Ending December 31,                                 Amount
------------------------------------------------------         -------------

              2009...................................          $     570,300
              2010...................................                280,500
              2011...................................                 19,600
              2012 and after.........................                  7,800
                                                               -------------
                Total minimum payments...............          $     878,200
                                                               =============

         Total rental expense for the years ended December 31, 2008, 2007 and 2006 aggregated $813,373, $591,312 and $640,864, respectively.

PROFIT SHARING PLAN

         In October 1999, the Company established a 401(k) profit-sharing plan for the benefit of eligible employees. The Company may make annual contributions to the plan as determined by the Board of Directors. Total contributions for the years ended December 31, 2008, 2007 and 2006 amounted to $24,061, $25,494,
$22,276, respectively.

CONTINGENCIES

         On October 12, 2005, a shareholder class action complaint was filed in the United States District Court for the Central District of California ("District Court") against the Company, Colin Dyne, Mark Dyne, Ronda Ferguson and August F. Deluca (collectively, the "Individual Defendants" and, together with the Company, "Defendants"). The action is styled HUBERMAN V.TAG-IT PACIFIC, INC., ET AL., Case No. CV05-7352 R(Ex). On January 23, 2006, the District Court heard competing motions for appointment of lead plaintiff. The District Court appointed Seth Huberman as the lead plaintiff ("Plaintiff"). On March 13, 2006, Plaintiff filed an amended complaint. Plaintiff's amended complaint alleged that defendants made false and misleading statements about the Company's financial situation and the Company's relationship with certain of the Company's large customers. The action was brought on behalf of all purchasers of the Company's publicly-traded securities during the period from November 13, 2003, to August 12, 2005. The amended complaint purports to state claims under Section 10(b)/Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. On August 21, 2006, Defendants filed their answer to the amended complaint, denying the material allegations of wrongdoing. On February 20, 2007, the District Court denied class certification. On April 2, 2007, the District Court granted Defendants' motion for summary judgment, and on or about April 5, 2007, the Court entered judgment in favor of all Defendants. On or about April 30, 2007, Plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit"), and his opening appellate brief was filed on October 15, 2007. Defendants' brief was filed on November 28, 2007. The Ninth Circuit held oral arguments on October 23, 2008. On January 16, 2009, the Ninth Circuit issued an unpublished memorandum, instructing the District Court to certify a class, reversing the District Court's grant of summary judgment, and remanding for further proceedings consistent with its decision. The District Court has scheduled a status conference for May 4, 2009. The Company intends to vigorously defend this lawsuit; however, the outcome of this lawsuit or an estimate of the potential losses, if any, related to the lawsuit cannot be reasonably predicted, and an adverse resolution of the lawsuit could potentially have a material adverse effect on the Company's financial position and results of operations.

         On April 16, 2004, the Company filed suit against Pro-Fit Holdings, Limited in the U.S. District Court for the Central District of California - Tag-It Pacific, Inc. v. Pro-Fit Holdings, Limited, CV 04-2694 LGB (RCx) -- asserting various contractual and tort claims relating to the Company's exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages. It is the Company's position that the agreement with Pro-Fit gives the Company exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. On June 5, 2006, the Court denied the Company's motion for partial summary judgment, but did not find that the Company breached the agreement with Pro-Fit and a trial is

                           TALON INTERNATIONAL, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

required to determine issues concerning the Company's activities in Columbia and whether other actions by Pro-Fit constituted an unwillingness or inability to fill orders. The Court also held that Pro-Fit was not "unwilling or unable" to fulfill orders by refusing to fill orders with goods produced in the United States. The Company also filed a second civil action against Pro-Fit and related companies in the California Superior Court which was removed to the United States District Court, Central District of California. In April 2008, Pro-Fit and certain related companies were placed into administration in the United Kingdom. On May 21, 2008, the joint administrators for Pro-Fit and its related companies filed petitions under Chapter 15 of Title 11 of the United States Code for Pro-Fit and two related companies in the United States Bankruptcy Court for the Central District of California seeking recognition of the United Kingdom administration proceedings and related relief. As a consequence of the chapter 15 filings by the joint administrators, all litigation by the Company against Pro-Fit has been stayed. The Company has derived a significant amount of revenue from the sale of products incorporating the stretch waistband technology in the past and the Company's business, results of operations and financial condition could be materially adversely affected if the dispute with Pro-Fit is not resolved in a manner favorable to the Company. Additionally, the Company has incurred significant legal fees in this litigation, and unless the case is settled or resolved, may continue to incur additional legal fees in order to assert its rights and claims against Pro-Fit and any successor to those assets of Pro-Fit that are subject to the Company's exclusive license and intellectual property agreement with Pro-Fit and to defend against any counterclaims.

         The Company currently has pending a number of other claims, suits and complaints that arise in the ordinary course of the Company's business. The Company believes that it has meritorious defenses to these claims and that the claims are either covered by insurance or, after taking into account the insurance in place, would not have a material effect on the Company's consolidated financial condition if adversely determined against the Company.

         In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of the Company's agreements that it has determined are within the scope of FIN No. 45:

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

                           TALON INTERNATIONAL, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15--SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

                                           Twelve Months Ended
                                            December 31, 2008
                       ----------------------------------------------------------
                           Talon           Trim          Tekfit      Consolidated
                       ------------    ------------   ------------   ------------
Net sales ..........   $ 28,428,885    $ 19,537,302   $    204,793   $ 48,170,980
Cost of goods sold .     22,783,691      12,666,844        103,056     35,553,591
                       ------------    ------------   ------------   ------------
Gross profit (loss)       5,845,193       6,870,458        101,737     12,617,389
Operating expenses*                                                    18,579,006
                                                                     ------------
Loss from operations                                                 $ (5,961,617)
                                                                     ============


                                           Twelve Months Ended
                                            December 31, 2007
                       ----------------------------------------------------------
                           Talon           Trim          Tekfit      Consolidated
                       ------------    ------------   ------------   ------------
Net sales ..........   $ 21,159,595    $ 18,688,698   $    681,262   $ 40,529,555
Cost of goods sold .     15,711,171      12,190,803        520,846     28,422,820
                       ------------    ------------   ------------   ------------
Gross profit (loss)       5,448,423       6,497,895        160,416     12,106,735
Operating expenses*                                                    15,277,414
                                                                     ------------
Loss from operations                                                 $ (3,170,679)
                                                                     ============

*Operating expenses are not segregated by division and includes impairment reserve losses.

                           TALON INTERNATIONAL, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

         The Company distributes its products internationally and has reporting requirements based on geographic regions. Long-lived assets are attributed to countries based on the location of the assets and revenues are attributed to countries based on customer delivery locations, as follows:

                                               Year Ended December 31,
                                     -------------------------------------------
                                         2008            2007            2006
                                     -----------     -----------     -----------
Sales:
     United States .............     $ 3,332,257     $ 3,692,468     $ 4,223,052
     Hong Kong .................      15,181,280      14,178,421      13,650,419
     Dominican Republic ........         202,529         700,868       8,966,828
     China .....................      13,614,709      11,159,726       6,063,416
     India .....................       2,536,929       2,187,684       1,205,486
     Bangladesh ................       2,434,382       1,924,943       2,070,349
     Mexico ....................         610,983         783,762       2,476,313
     Other .....................      10,257,911       5,901,683      10,169,139
                                     -----------     -----------     -----------
Total ..........................     $48,170,980     $40,529,555     $48,825,002
                                     ===========     ===========     ===========
Long-lived Assets:
     United States .............     $ 4,955,725     $ 8,778,381     $ 9,529,932
     Hong Kong .................         989,761         556,864         336,149
     Dominican Republic ........            --           558,198         667,238
     Mexico ....................            --             1,072           5,198
     China .....................         243,905         109,770          49,488
     Other .....................           5,604          16,912           3,315
                                     -----------     -----------     -----------
Total ..........................     $ 6,194,995     $10,021,197     $10,591,320
                                     ===========     ===========     ===========

NOTE 16--MAJOR CUSTOMERS AND VENDORS

         For the years ended December 31, 2008, 2007 and 2006, the Company's three largest customers represented approximately 8%, 9% and 18%, respectively, of consolidated net sales. For the year ended December 31, 2006, no single customer represented more than 9% of the Company's consolidated net sales.

         Five vendors, each representing more than 6% of the Company's purchases, accounted for approximately 46% of the Company's purchases for the year ended December 31, 2008. Three vendors, each representing more than 10% of the Company's purchases, accounted for approximately 50% of the Company's purchases for the year ended December 31, 2007. One vendor accounted for substantially all of the Company's purchases associated with its TEKFIT product for the years ended December 31, 2008 and 2007. One major vendor accounted for substantially all of the Company's purchases associated with its TEKFIT product for the year ended December 31, 2006 and represented 24% of the Company's overall purchases; and three vendors, each representing more than 10% of the Company's purchases, accounted for approximately 45% of the Company's purchases for the year ended December 31, 2006.

         Included in accounts payable and accrued expenses at December 31, 2008 and 2007 is $3,593,552 and $2,239,000 due to these vendors.

NOTE 17--RELATED PARTY TRANSACTIONS

         Colin Dyne, a director and stockholder of the Company is also a director, officer and significant shareholder in People's Liberation, Inc., the parent company of Versatile Entertainment, Inc. During 2008 and 2007 the Company had sales of $88,000 and $241,000, respectively, to Versatile Entertainment. Accounts receivable of $18,000 and $44,000 were outstanding from Versatile Entertainment at December 31, 2008 and 2007, respectively. Colin Dyne also holds an interest in William Rast Sourcing. During 2008 and 2007 the Company had sales of $457,000 and $172,000 respectively, to William Rast Sourcing. Accounts receivable of $51,000 and $42,000 were outstanding from William Rast Sourcing at December 31, 2008 and 2007, respectively.

                           TALON INTERNATIONAL, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

         Due from related parties at December 31, 2008 and 2007 includes $674,010 and $625,500, respectively, of unsecured notes, advances and accrued interest receivable from Colin Dyne. The notes and advances bear interest at 7.5% and are due on demand. During 2008 based upon current economic and risk analysis and available information, management extablished a reserve of $474,010 for this receivable. During 2007 certain notes payable due to Mr. Dyne were offset against and used to satisfy notes receivable from Mr. Dyne.

         Demand notes payable to related parties includes notes and advances to parties related to or affiliated with Mark Dyne, the Chairman of the Board of Directors of the Company and significant stockholder. The balance of Demand notes payable to related parties at December 31, 2008 and 2007 was $85,000 and $85,000, respectively. See Note 6 for further discussion of these notes and related accrued interest and interest expense.

         Jonathan Burstein, a former director of the Company, purchases products from the Company through an entity operated by his spouse. For the years December 31, 2008 and 2007, sales to this entity were $70,500 and $88,500, respectively. At December 31, 2008 and 2007, accounts receivable included $35,000 and $29,000, respectively, due from this entity. On October 25, 2007, Mr. Burstein resigned as a director of the Company. During the fourth quarter of 2007 the Company terminated the consulting agreement of Mr. Burstein. In accordance with SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("SFAS 146"), the Company calculated the fair value of monthly compensation of the contract and recorded an accrual of $263,000 at December 31, 2007 to reflect the liability for consulting costs that would continue to be incurred until November 30, 2008. Consulting fees of $258,000 and $291,000 were paid for services provided under this contract for the years ended December 31, 2008 and 2007.

         Consulting fees paid to Diversified Investments, a company owned by Mark Dyne, amounted to $150,000 for each of the years ended December 31, 2008, 2007 and 2006. This consulting arrangement terminates on March 31, 2010. Consulting fees of $250,000 and $304,000 were paid for services provided by Colin Dyne, for the years ended December 31, 2008 and 2007, respectively. Mr. Dyne's consulting agreement ended November 30, 2008.

                           TALON INTERNATIONAL, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18--QUARTERLY RESULTS (UNAUDITED)

         Quarterly results for the years ended December 31, 2008 and 2007 are reflected below:

                                       1ST             2ND            3RD             4TH
----------------------------------------------------------------------------------------------
              2008
              ----
Revenue .......................   $  9,985,489    $ 17,020,629   $ 12,772,021    $  8,392,841
Gross profit ..................   $  2,757,965    $  4,900,904   $  3,219,352    $  1,738,902
Operating income (loss) .......   $ (1,310,234)   $  1,050,875   $ (1,716,289)   $ (3,986,235)
Net Income (loss) .............   $ (1,838,744)   $    598,157   $ (2,440,155)   $ (4,678,044)
Basic income (loss) per share .   $      (0.09)   $       0.03   $      (0.12)   $      (0.23)
Diluted income (loss) per share   $      (0.09)   $       0.03   $      (0.12)   $      (0.23)

---------------------------------------------------------------------------------------------
              2007
              ----
Revenue .......................   $  9,090,117    $ 13,566,981   $  9,013,135    $  8,859,322
Gross profit ..................   $  2,703,615    $  4,017,731   $  2,526,476    $  2,858,913
Operating income (loss) .......   $   (613,662)   $    878,009   $ (3,055,289)   $   (379,737)
Net Income (loss) .............   $   (795,344)   $    490,493   $ (3,681,831)   $   (935,025)
Basic income (loss) per share .   $      (0.04)   $       0.03   $      (0.18)   $      (0.05)
Diluted income (loss) per share   $      (0.04)   $       0.02   $      (0.18)   $      (0.05)

----------------------------------------------------------------------------------------------


         During 2008, the Company had material charges of $5.4 million for impairments of fixed assets, marketable securities, inventory, severance and related party notes receivable. During 2007, the Company had charges of $1.1 million for impairment of notes receivable from a former customer and fixed assets.

         Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

NOTE 19 - SUBSEQUENT EVENT

         On March 31, 2009 we completed an amendment to our existing revolving credit and term loan agreement with CVC California, LLC. The amendment provided for the following: issuance of an additional term note to CVC in the principal amount of $225,210 in lieu of paying a cash waiver fee in connection with our failure to satisfy the EBITDA requirements for the quarter ended December 31, 2008 and March 31, 2009; deferral of the term note quarterly interest payment of $215,000 due April 1, 2009; a temporary increase to the borrowing base formulas and calculations under the revolving credit facility; the re-lending by CVC of $125,000 under the term loan portion of credit facility; a consent to allow us to sell equipment that has been designated as held for sale more fully described in Note 5 to the consolidated financial statements; and the granting to CVC of the right to designate a non-voting observer to attend all meetings of our Board of Directors.

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

         As of the end of the period covered by this report, management, with the participation of Lonnie D. Schnell, our principal executive and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, Mr. Schnell concluded that these disclosure controls and procedures were effective as of the end of the period covered in this Annual Report on Form 10-K.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by
Section 404 of the Sarbanes-Oxley Act, the Company's management has conducted an assessment, including testing, using the criteria in INTERNAL CONTROL - INTEGRATED FRAMEWORK, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, our management has concluded that control over financial reporting was effective as of December 31, 2008.

         This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         The following table sets forth the name, age and position of each of our executive officers and directors as of March 31, 2009.

NAME                         AGE       POSITION
-----------------------      ---       -----------------------------------------
Mark  Dyne (1).........       48       Chairman of the Board of Directors
Colin Dyne (1).........       46       Vice Chairman of the Board of Directors
Brent Cohen............       50       Director
Joseph Miller..........       45       Director
Raymond Musci .........       48       Director
William Sweedler.......       42       Director
Lonnie D. Schnell......       60       Chief Executive Officer & Chief Financial
                                         Officer
Larry Dyne (1).........       37       Executive Vice President, Sales

(1) Mark Dyne, Colin Dyne and Larry Dyne are brothers.


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

                           MEMBER: NOMINATING AND GOVERNANCE COMMITTEES

COLIN DYNE                 Currently,  Mr. Dyne  serves as Vice  Chairman of the
                           Board of Directors.  Mr. Dyne founded  Tag-It,  Inc.,
                           one of our  subsidiaries,  in 1991  with his  father,
                           Harold Dyne.  Mr. Dyne served as our  President  from
                           inception  and as our Chief  Executive  Officer  from
                           1997 to 2005.  Since May 2007,  Colin Dyne has served
                           as Chief Executive Officer and a director of People's
                           Liberation,   Inc.  (OTCBB:   PPLB),  which  designs,
                           markets and sells  high-end  casual apparel under the
                           brand names "People's Liberation" and "William Rast."
                           Before founding Tag-It, Inc. in 1991, Mr. Dyne worked
                           in numerous positions within the stationery  products
                           industry,   including  owning  and  operating  retail
                           stationery   businesses   and  servicing  the  larger
                           commercial   products   industry   through   contract
                           stationery and printing operations.

CLASS I DIRECTORS: TERMS EXPIRING IN 2010

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

BRENT COHEN                Mr. Cohen has served on the Board of Directors  since
                           1998. Mr. Cohen served as Chief Executive Officer and a director of Dovebid Inc. from August 2005 to February 2008. Mr. Cohen served as President and was a member of the Board of Directors of First Advantage
                           Corporation (formed by the merger of US Search and First American Financial screening companies) from June 2003 to 2005. Mr. Cohen served as Chairman of the Board, President and Chief Executive Officer of
                           US Search  from  February  2000 until June 2003.  Mr.
                           Cohen previously held various management positions in both the management consulting and auditing practice of Arthur Young & Company (now Ernst & Young). Mr.
                           Cohen holds a Bachelor of Commerce degree, a Graduate
                           Diploma in Accounting and an MBA from the University of Cape Town in South Africa. He is also a chartered accountant.

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

                           MEMBER: AUDIT AND COMPENSATION COMMITTEES

CLASS II DIRECTORS: TERMS EXPIRING IN 2011

LONNIE D. SCHNELL          Mr. Schnell joined the Company in January 2006 as our
                           Chief  Financial  Officer,  was  appointed  as  Chief
                           Executive Officer in February 2008 and has served on our Board of Directors since May 2008. Mr. Schnell served as Vice President of Finance for Capstone
                           Turbine Corporation, a manufacturer of micro-turbine electric generators from 2004 until 2005. From 2002 to 2004 Mr. Schnell served as Chief Financial Officer of EMSource, LLC, an electronic manufacturing service company. Prior to EMSource, in 2002, Mr. Schnell served as Chief Financial Officer of Vintage Capital
                           Group, a private equity investment firm. From 1999 through 2002, Mr. Schnell served as Chief Financial
                           Officer of Need2Buy, Inc. a business-to-business internet marketplace for electronic components. Mr.
                           Schnell has completed an executive MBA program with the Stanford University Executive Institute, and earned his Bachelor of Science in Accounting at Christian Brothers University. Mr. Schnell is a
                           Certified Public Accountant with experience in the international accounting firm of Ernst & Young LLP.

RAYMOND MUSCI              Ray Musci has  served as a  Director  of the  Company
                           since June 2005.  Mr.  Musci serves as a Director and
                           Chief   Operating   Officer  of  New   Motion,   Inc.
                           (NasdaqGM:  NWMO),  a publicly  traded  company  that
                           develops,    publishes   and    distributes    mobile
                           entertainment  services  and  products.  From October
                           1999 to June 2005,  Mr. Musci served as the President
                           and Chief  Executive  Officer  and a director of BAM!
                           Entertainment,  Inc., a publicly  traded company that
                           develops,  publishes  and  distributes  entertainment
                           software   products  and  video   games.   Mr.  Musci
                           currently  serves as a director of Brilliant  Digital
                           Entertainment,  Inc. From May 1990 to July 1999,  Mr.
                           Musci  served  as  the  President,   Chief  Executive
                           Officer   and   as   a   director    of    Infogrames
                           Entertainment,   Inc.  (formerly  Ocean  of  America,
                           Inc.),  a  company  that   develops,   publishes  and
                           distributes   software   products.   Mr.  Musci  also
                           previously    served   as   a   director   of   Ocean
                           International, Ltd., the holding company of Ocean of America, Inc. and Ocean Software, Ltd., and as
                           Executive Vice President/General Manager of Data East
                           USA,  Inc.,  a  subsidiary  of  Data  East  Corp.,  a
                           Japanese company.

                           MEMBER: AUDIT AND COMPENSATION COMMITTEES

OTHER EXECUTIVE OFFICER

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with all
Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2008, all of our executive officers, directors and greater-than-ten percent shareholders complied with all Section 16(a) filing requirements, except that one Form 4, reporting five transactions, was filed late by Bluefin Capital LLC, ComVest Capital LLC, ComVest Capital Management LLC, ComVest Group Holdings LLC and Michael Falk.

CODE OF ETHICS

         We have adopted a Code of Ethical Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to our other employees and directors generally. A copy of our Code of Ethical Conduct is filed as an exhibit to our Annual Report on Form 10-K.

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

         Our named executive officers for 2008 were as follows:

         o Lonnie D. Schnell, Chief Executive Officer & Chief Financial Officer (named Chief Executive Officer as of February 4,
                  2008); and

         o Larry Dyne, Executive Vice President of Sales (appointed in February 2008)

         o Stephen P. Forte, former Chief Executive Officer (resigned as of February 4, 2008);

         o Wouter van Biene, former Chief Operating Officer (resigned as of January 15, 2008)

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

COMPENSATION ELEMENTS

         We compensate senior executives through a variety of components, including base salary, annual incentives, equity incentives and benefits and perquisites, in order to provide our employees with a competitive overall compensation package. The mix and value of these components are impacted by a variety of factors, such as responsibility level, individual negotiations and performance and market practice. The purpose and key characteristics for each component are described below.

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

     MANAGEMENT INCENTIVE BONUSES

         Management incentive bonuses are a variable performance-based component of compensation. The primary objective of an annual incentive bonus is to reward executives for achieving corporate and individual goals and to align a meaningful portion of total pay opportunities for executives and other key employees to the attainment of our company's performance goals. These awards are also used as a means to recognize the contribution of our executive officers to overall financial, operational and strategic success.

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

     HEALTH & WELFARE AND 401-K BENEFITS

         The named executive officers participate in a variety of retirement, health and welfare and paid time-off benefits designed to enable us to attract and retain our workforce in a competitive marketplace. Health and welfare and paid time-off benefits help ensure that we have a productive and focused workforce.

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

PROCESS FOR SETTING EXECUTIVE COMPENSATION

         When making pay determinations for named executive officers, the Committee considers a variety of factors including, among others: (1) actual company performance as compared to pre-established goals, (2) overall company performance and size relative to industry peers, (3) individual executive performance and expected contribution to our future success, (4) changes in economic conditions and the external marketplace and (5) in the case of named executive officers, other than Chief Executive Officer, the recommendation of our Chief Executive Officer. Ultimately, the Committee uses its judgment when determining how much to pay our executive officers. The Committee evaluates each named executive officer's performance during the year against established goals, leadership qualities, business responsibilities, current compensation arrangements and long-term potential to enhance shareholder value. The opinions of outside consultants are also taken into consideration in deciding what salary, bonus, long-term incentives and other benefits and severance to give each executive in order to meet our objectives stated above. The Committee considers compensation information from data gathered from annual reports and proxy statements from companies that the Committee generally considers comparable to our Company; compensation of other Company employees for internal pay equity purposes; and levels of other executive compensation plans from compensation surveys. The Committee sets the pay for the named executive officers and other executives, by element and in the aggregate, at levels that it believes are competitive and necessary to attract and retain talented executives capable of achieving the Company's long-term objectives.

     FACTORS CONSIDERED

         In administering the compensation program for senior executives, including named executive officers, the Committee considers the following:

         o CASH VERSUS NON-CASH COMPENSATION. The pay elements are cash-based except for the long-term incentive program, which is equity-based. In 2008, the long-term incentive program for the named executive officers consisted entirely of stock option awards that vest in installments over a one to four year period from the date of grant;

         o PRIOR YEAR'S COMPENSATION. The committee considers the prior year's bonuses and long-term incentive awards when approving bonus payouts or equity grants;

         o ADJUSTMENTS TO COMPENSATION. On an annual basis, and in connection with setting executive compensation packages, the Committee reviews our operating income growth, earnings before interest and taxes growth, earnings per share growth, cash flow growth, operating margin, revenue growth and total shareholder return performance. In addition, the Committee considers peer group pay practices, emerging market trends and other factors. No specific weighing is assigned to these factors nor are particular targets set for any particular factor. Total compensation from year to year can vary significantly based on our and the individual executive's performance. The base compensation of our former Chief Executive Officer during 2008 was $275,000 annually in accordance with the provisions in his employment contract.

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

         COMPENSATION COMMITTEE
         Brent Cohen
         Raymond Musci
         William Sweedler

         April 6, 2008


EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth, as to each person serving as Chief Executive Officer and Chief Financial Officer during 2008, and the one highly compensated executive officer other than the Chief Executive Officer and Chief Financial Officer at the end of the 2008 whose compensation exceeded $100,000 (referred to as "named executive officers"), information concerning all compensation earned for services to us in all capacities for 2008.


                                                                                      NON-EQUITY
                                                          STOCK          OPTION        INCENTIVE      ALL OTHER
NAME AND                                                  AWARDS         AWARDS          PLAN       COMPENSATION
PRINCIPAL POSITION               YEAR      SALARY           (4)            (4)       COMPENSATION        (5)           TOTAL
------------------------------   ----   ------------   ------------   ------------   ------------   ------------   ------------
Lonnie D. Schnell (1)            2008   $    275,000   $       --     $     63,462   $     53,230   $     25,116   $    416,808
   Chief Executive Officer and   2007        225,000           --            1,917         45,000         11,343        283,260
   Chief Financial Officer       2006        171,346           --           31,998         45,025         24,634        273,003
------------------------------   ----   ------------   ------------   ------------   ------------   ------------   ------------
Larry Dyne                       2008        250,000           --           53,818         40,000         15,927        359,745
   Executive Vice President,
   Sales
------------------------------   ----   ------------   ------------   ------------   ------------   ------------   ------------
Stephen P. Forte (2)             2008         31,250           --           83,469           --          297,073        411,792
   Former Chief Executive        2007        325,000           --            7,851           --           30,484        363,335
   Officer                       2006        275,000         77,468         73,995         90,050         35,497        552,010
------------------------------   ----   ------------   ------------   ------------   ------------   ------------   ------------
Wouter van Biene (3)             2008          9,519           --           23,366           --          247,840        280,725
   Former Chief Operating        2007        225,000           --            1,986           --           11,502        238,488
   Officer                       2006        180,000           --           27,526         45,025          7,006        259,557
------------------------------   ----   ------------   ------------   ------------   ------------   ------------   ------------

     (1) Mr. Schnell was appointed Chief Executive Officer effective February 4, 2008 and previously served as Chief Financial Officer.

     (2)  Mr. Forte resigned as Chief Executive  Officer  effective  February 4,
          2008.

     (3) Mr. van Biene resigned as Chief Operating Officer effective January 15, 2008.

     (4) The amounts in this column represent the dollar amounts recognized for financial statement reporting purposes in fiscal 2008, 2007 and 2006 with respect to stock awards and options granted in the applicable year as well as prior fiscal years in accordance with SFAS No. 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to these grants, refer to Note 11 to our Consolidated Financial Statements in this Annual Report on Form 10-K. These amounts do not reflect the actual value that may be realized by the named executive officers which depends on the value of our shares in the future.

     (5)  All other compensation consists of the following (amounts in dollars):

                                            MR. SCHNELL                      MR. FORTE
                                  ------------------------------   ------------------------------
                                    2008       2007       2006       2008       2007       2006
                                  --------   --------   --------   --------   --------   --------
Severance .....................   $   --     $   --     $   --      287,645   $   --     $   --
Health & medical insurance (a)      13,793     11,019     12,673      9,374      8,202     12,916
Life & disability insurance (b)        323        324         81         54      4,282         81
Automobile allowances .........     11,000       --         --         --       18,000     22,500
Consulting services (c) .......       --         --       11,880       --         --         --
                                  --------   --------   --------   --------   --------   --------
     Total ....................   $ 25,116   $ 11,343   $ 24,634   $297,073   $ 30,484   $ 35,497
                                  ========   ========   ========   ========   ========   ========


                                          MR. VAN BIENE            MR. DYNE
                                  ------------------------------   --------
                                    2008       2007       2006       2008
                                  --------   --------   --------   --------
Severance .....................   $234,952   $   --     $   --     $   --
Health & medical insurance (a)      12,834     11,178      6,925      9,429
Life & disability insurance (b)         54        324         81        323
Automobile allowances .........       --         --         --        6,175
Consulting services (c) .......       --         --         --         --
                                  --------   --------   --------   --------
     Total ....................   $247,840   $ 11,502   $  7,006   $ 15,927
                                  ========   ========   ========   ========


     (a)  Includes payments of medical premiums.

     (b)  Includes executive and group term life insurance.

     (c)  Represents fees for services provided prior to employment.


EXECUTIVE COMPENSATION

         The 2008 compensation for Lonnie Schnell, our Chief Executive Officer was in accordance with our employment agreement with him. The terms and conditions established in this agreement were the result of our consideration of our current operating performance levels, 2007 and 2006 operating performance, our 2005 Restructuring and Strategic Plan, compensation levels for our previous CEO, comparative industry compensation levels and negotiations with Mr. Schnell. The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding shareholder value. Accordingly, the base compensation was established near minimum industry levels for the same role in comparable companies, and a long-term equity option of 900,000 shares of common stock, representing approximately 4.4% of our outstanding shares, was established as an inducement to maximum performance achievements and increased shareholder values. The option grant was established to vest monthly over a three-year term, after a minimum initial term of twelve months, to coincide with the objectives of our strategic plan. In addition to the long-term equity incentive, a cash incentive, a Management Incentive Program ("MIP"), was established as provided in Mr. Schnell's employment agreement setting aside 12% of the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for annual bonus awards to him and the other senior executives. The MIP fund is shown in the table above as non-equity incentive plan compensation. MIP Funds were not distributed in 2007 due the operating performance of the Company; however, a discretionary bonus was granted to Mr. Schnell as approved by the Board of Directors.

         The 2008 compensation for Larry Dyne, our Executive Vice President, Sales was in accordance with our employment agreement with him. The terms and conditions established in this agreement were the result of our consideration of our current operating performance levels, 2007 and 2006 operating performance, our 2005 Restructuring and Strategic Plan, compensation levels for our previous CEO, comparative industry compensation levels and negotiations with Mr. Dyne. The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding shareholder value. Accordingly, the base compensation was established near minimum industry levels for the same role in comparable companies, and a long-term equity option of 700,000 shares of common stock, representing approximately 3.4% of our outstanding shares, was established as an inducement to maximum performance achievements and increased shareholder values. The option grant was established to vest monthly over a three-year term, after a minimum initial term of twelve months, to coincide with the objectives of our strategic plan. In addition to the long-term equity incentive, a cash incentive, a the MIP, was established as provided in Mr. Dyne's employment agreement setting aside 12% of EBITDA for annual bonus awards to him and the other senior executives.

         Our employment agreement with Steve Forte, our former Chief Executive Officer, provided that in the event that prior to the end of the term, Mr. Forte's employment was terminated by us "without cause" (as defined in the agreement), by Mr. Forte for "good reason" (as defined in the agreement) or due to Mr. Forte's death or disability, then Mr. Forte or his estate would be entitled to receive, in addition to all accrued salary, (i) severance payments equal to Mr. Forte's base salary for the remaining term of the agreement or, in the case of death or disability, through December 31, 2008, (ii) a pro rated portion of the annual incentive bonus for the year in which the termination occurred, (iii) full acceleration of vesting of the options issued to Mr. Forte pursuant to the agreement and (iv) continued healthcare coverage for Mr. Forte and his dependents for the remaining term of the agreement. Effective February 4, 2008, Stephen Forte resigned his position as our Chief Executive Officer and as a member of our Board of Directors, as well from all positions with our subsidiaries. In connection with Mr. Forte's resignation, on February 4, 2008, we entered into a Separation Agreement with Mr. Forte. The Separation Agreement further provides for the payment to Mr. Forte of the same severance benefits he would have received under his employment agreement had we terminated Mr. Forte's employment without cause. In exchange for his severance, Mr. Forte has released all claims against us.

         Our employment letter with Wouter van Biene, our former Chief Operating Officer, provided that in the event that Mr. van Biene's employment is terminated by us without "cause" (as defined in the agreement) or due to Mr. van Biene's death or disability, then Mr. van Biene or his estate will be entitled to receive as severance, in addition to all accrued salary, (i) salary continuation and continuation of coverage under our group health plan for a period of six months if the termination occurs during the first year of employment, a period of twelve months if the termination occurs during the second year of employment or a period of eighteen months if the termination occurs after the second year of employment and (ii) twelve months acceleration of vesting of all outstanding options. Effective January 15, 2008, Mr. van Biene resigned. In connection with Mr. van Biene's resignation and in exchange for a full release of claims against us, we have agreed to pay Mr. van Biene twelve months of his current base salary and provide him twelve months of continued coverage under our group health plan.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2008

         The following table provides information about equity-awards granted to each named executive officer in 2008 under our 2007 and 2008 Stock Plans.

                                                 ALL OTHER       EXERCISE
                                               OPTION AWARDS:    OR BASE
                                                 NUMBER OF       PRICE OF      MARKET      GRANT DATE FAIR
                                                 SECURITIES       OPTION      PRICE ON     VALUE OF OPTION
                        GRANT      APPROVAL      UNDERLYING       AWARDS     GRANT DATE        AWARDS
NAME                   DATE (1)     DATE (1)      OPTIONS (#)    ($/SH) (2)   ($/SH) (2)        ($)(3)
--------------------- ----------- ----------- ---------------- ------------ ------------ ------------------
Lonnie D. Schnell      6/25/08     6/18/08        900,000         $0.20        $0.21         $140,806
--------------------- ----------- ----------- ---------------- ------------ ------------ ------------------
Larry Dyne             6/25/08     6/18/08        700,000         $0.20        $0.21         $109,516
--------------------- ----------- ----------- ---------------- ------------ ------------ ------------------

     (1) The grant date of an option award is the date that the compensation committee fixes as the date the recipient is entitled to receive the award. The approval date is the date that the compensation committee approves the award.

     (2) The exercise price of option awards differs from the market price on the date of grant. The exercise price of options granted in 2008 is equal to the average closing sales prices of our common stock for the five trading days prior to and including the grant date, as reported on the OTCBB, while the market price on the date of grant is the closing price of our common stock on that date.

     (3) The grant date fair value is generally the amount the company would expense in its financial statements over the award's service period, but does not include a reduction for forfeitures.

         Option awards granted to our executive officers are for a 10 year term. Each of the option grants in the table above vest in full on December 31, 2010, subject to partial earlier vesting contingent on achievement of certain Company performance targets for 2008 and 2009. The relevant performance targets were not achieved for 2008, and none of the options were vested as of December 31, 2008. Upon a change of control or involuntary termination without cause, the vesting of all options granted to the named executive officers in 2008 is accelerated to the date of termination, as described below under "Employment Agreements, Termination of Employment and Change of Control Arrangements."

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR 2008

         The following table provides information with respect to outstanding stock options held by each of the named executive officers as of December 31, 2008:

                                               NUMBER OF SECURITIES
                                              UNDERLYING UNEXERCISED
                                                      OPTIONS
                                           ------------------------------    OPTION
                                                (#)            (#)          EXERCISE          OPTION
NAME                       GRANT DATE        EXERCISABLE   UNEXERCISABLE    PRICE ($)     EXPIRATION DATE
----------------------- ------------------ -------------- --------------- -------------- ------------------
Lonnie D. Schnell            1/26/06          291,667 (1)    108,333 (1)       $0.59           1/26/16
                             6/25/08             --          900,000 (2)       $0.20          06/24/18
----------------------- ------------------ -------------- --------------- -------------- ------------------
Stephen P. Forte             1/16/06          135,135 (3)       --             $0.37          02/15/09
                             1/16/06          900,000 (3)                      $0.37          02/15/09
----------------------- ------------------ -------------- --------------- -------------- ------------------
Wouter van Biene             3/01/06          225,695 (4)       --             $0.53          01/15/09
----------------------- ------------------ -------------- --------------- -------------- ------------------
Larry Dyne                  12/20/99           20,000           --             $4.31          12/19/09
                             2/28/00           15,000           --             $4.62          02/27/10
                             4/10/00           15,000           --             $4.25          04/09/10
                            12/12/00           20,000           --             $3.75          12/11/10
                            11/18/01           15,000           --             $3.64          11/17/11
                            12/31/02           25,000           --             $3.63          12/30/12
                             4/01/03           25,000           --             $3.50          03/31/13
                             4/08/03           45,500           --             $3.70          04/07/13
                             4/18/05           50,000           --             $3.14          04/17/15
                             1/16/06          413,194         11,806 (5)       $0.37          01/15/16
                             6/25/08             --          700,000 (6)       $0.20          06/24/18
----------------------- ------------------ -------------- --------------- -------------- ------------------

   (1) These options become exercisable with respect to 8,333 shares each month until fully vested.

   (2) These options vest in full on December 31, 2010. The options provide for early vesting with respect to up to 600,000 shares each based on the Company's performance as compared to the Board of Directors approved budget for each of 2008 and 2009. There was no early vesting for 2008 based on upon performance.

   (3) Mr. Forte resigned as of February 4, 2008, and the vesting of his outstanding options was fully accelerated pursuant to his separation agreement. Mr. Forte's stock options have expired unexercised subsequent to December 31, 2008.

   (4) Mr. van Biene resigned as of January 15, 2008, and he received 12 months accelerated vesting of outstanding options in accordance with his separation arrangement. Mr. van Biene's stock options have expired unexercised subsequent to December 31, 2008.

   (5) Vests with respect to the remaining shares on January 16, 2009.

   (6) These options vest in full on December 31, 2010. The options provide for early vesting with respect to up to 466,666 shares each based on the Company's performance as compared to the Board of Directors approved budget for each of 2008 and 2009. There was no early vesting for 2008 based on upon performance.

EMPLOYMENT   AGREEMENTS,   TERMINATION  OF  EMPLOYMENT  AND  CHANGE  OF  CONTROL
ARRANGEMENTS

     EMPLOYMENT AGREEMENTS

         We have entered into the following employment agreements with our named executive officers.

         LONNIE D. SCHNELL, CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER. On June 18, 2008, we entered into an Executive Employment Agreement with Lonnie
D. Schnell, pursuant to which Mr. Schnell serves as our Chief Executive Officer. This employment agreement has a term continuing though December 31, 2010, which may be extended to December 31, 2011. Pursuant to this agreement, Mr. Schnell will receive an annual base salary of $275,000 for 2008, $300,000 for 2009 and $325,000 for each subsequent year of the term and will be entitled to receive an annual incentive bonus, which for 2008 will be based upon our earnings before interest, taxes, depreciation and amortization. Mr. Schnell is entitled to an auto allowance of $1,000 per month. In the event that prior to the end of the term, Mr. Schnell's employment is terminated by us "without cause" (as defined in the agreement), by Mr. Schnell for "good reason" (as defined in the agreement) or due to Mr. Schnell's death or disability, then conditional upon his execution of a release of claims, Mr. Schnell or his estate will be entitled to receive, in addition to all accrued salary, (i) severance payments equal to Mr. Schnell's base salary for the remaining term of the agreement or, in the case of death or disability, through December 31, 2010, (ii) a pro rated portion of the annual incentive bonus for the year in which the termination occurred,
(iii)full acceleration of vesting of the options issued to Mr. Schnell pursuant to the agreement and all other options held by him and (iv) continued medical coverage for Mr. Schnell and his dependents for the remaining term of the agreement. In connection with the employment agreement, Mr. Schnell was granted an option to purchase 900,000 shares of our common stock, which vests in full on December 31, 2010, subject to earlier vesting if Mr. Schnell meets performance criteria established by the Board for fiscal 2008 and 2009. Mr. Schnell's options will vest in full upon a change of control of our company or upon termination of Mr. Schnell's employment without cause, for good reason or due to his death or disability.

         LARRY DYNE, EXECUTIVE VICE PRESIDENT, SALES. On June 18, 2008, we entered into an Executive Employment Agreement with Larry Dyne, pursuant to which Mr. Dyne will serve as our Executive Vice President of Global Sales. This employment agreement has a term continuing though December 31, 2010, which may be extended to December 31, 2011. Pursuant to this agreement, Mr. Dyne will receive an annual base salary of $250,000 for 2008, $275,000 for 2009 and $300,000 for each subsequent year of the term and will be entitled to receive an annual incentive bonus, which for 2008 will be based upon our earnings before interest, taxes, depreciation and amortization. Mr. Dyne is entitled to an auto allowance of $950 per month. In the event that prior to the end of the term, Mr. Dyne's employment is terminated by us "without cause" (as defined in the agreement), by Mr. Dyne for "good reason" (as defined in the agreement) or due to Mr. Dyne's death or disability, then conditional upon his execution of a release of claims, Mr. Dyne or his estate will be entitled to receive, in addition to all accrued salary, (i) severance payments equal to Mr. Dyne's base salary for the remaining term of the agreement or, in the case of death or disability, through December 31, 2010, (ii) a pro rated portion of the annual incentive bonus for the year in which the termination occurred, (iii) full acceleration of vesting of the options issued to Mr. Dyne pursuant to the agreement and all other options held by him and (iv) continued medical coverage for Mr. Dyne and his dependents for the remaining term of the agreement. In connection with the employment agreement, Mr. Dyne was granted an option to purchase 700,000 shares of our common stock, which vests in full on December 31, 2010, subject to earlier vesting if Mr. Dyne meets performance criteria established by the Board for fiscal 2008 and 2009. Mr. Dyne's options will vest in full upon a change of control of our company or upon termination of Mr. Dyne's employment without cause, for good reason or due to his death or disability.

     POTENTIAL SEVERANCE PAYMENTS

         As described above, our employment agreements with Lonnie Schnell and Larry Dyne provided for severance benefits in the event that the executive's employment is terminated due to executive's death or disability, by the Company without "cause" or by the executive for "good reason." The following table sets forth severance payments and benefits that we would have been obligated to pay to Messrs. Schnell and Dyne assuming a triggering event had occurred under each of their respective agreements as of December 31, 2008:

                                                                                  VALUE OF
                                                           CONTINUATION OF     ACCELERATION OF
                          CASH SEVERANCE     BONUS VALUE   HEALTH BENEFITS    VESTING OF EQUITY    TOTAL SEVERANCE
NAME                      PAYMENT ($)(1)        ($)              ($)           AWARDS ($)(2)         BENEFITS ($)
------------------------ ----------------- -------------- ----------------- ------------------- --------------------
Lonnie D. Schnell            654,509            --             27,586                 --              682,095
------------------------ ----------------- -------------- ----------------- ------------------- --------------------
Larry Dyne                   593,872            --             18,858                 --              612,730
------------------------ ----------------- -------------- ----------------- ------------------- --------------------

     (1) Includes (i) earned and unpaid base salary through the date of termination, (ii) accrued but unpaid vacation and (iii) cash severance payments based on the executive's salary payable in a lump sum or periodic payments as provided in the executive's employment agreement.

     (2) Based on the closing price of our common stock on December 31, 2008 of $0.11, as reported by the OTC Bulletin Board.

      POTENTIAL CHANGE IN CONTROL PAYMENTS

         As described above, our employment agreements with Lonnie Schnell and Larry Dyne provide for accelerated vesting of all or a portion of the options held by such executives upon a change in control. However, as of December 31, 2008, there were no unvested stock options held by the named executive officers that had an exercise price lower than the closing price of our common stock on December 31, 2008 of $0.11 per share, as reported by the OTC Bulletin Board. As a result, there would have been no value of the accelerated vesting had a change in control occurred on December 31, 2008. Currently, there are no other benefits payable to our named executive officers upon a change in control.

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

         The following table details the total compensation earned by the company's non-employee directors in 2008.

                                FEES EARNED
                                  OR PAID        OPTION        ALL OTHER
NAME                              IN CASH      AWARDS (8)    COMPENSATION       TOTAL
----------------------------   ------------   ------------   ------------   ------------
Mark Dyne (1) ..............   $     31,500   $     15,571   $       --     $     47,071
Colin Dyne (2) .............           --           15,571        250,000        265,571
Brent Cohen (3) ............         35,500         15,571           --           51,071
Joseph Miller (4) ..........         32,500         15,571           --           48,071
Raymond Musci (5) ..........         40,000         15,571           --           55,571
William Sweedler (6) .......         39,000         15,571           --           54,571
                               ------------   ------------   ------------   ------------
   Total ...................   $    178,500   $     93,426   $    250,000   $    521,926
                               ============   ============   ============   ============


     (1) As of December 31, 2008, Mr. Mark Dyne held options to purchase a total of 305,000 shares. The other compensation consists of consulting and per diem fees earned for services rendered.

     (2) As of December 31, 2008, Mr. Colin Dyne held options to purchase a total of 625,000 shares. The other compensation consists of consulting fees for services rendered.

     (3) As of December 31, 2008, Mr. Cohen held options to purchase a total of 165,000 shares. The other compensation consists of consulting fees for services rendered.

     (4) As of December 31, 2008, Mr. Miller held options to purchase a total of 120,000 shares.

     (5) As of December 31, 2008, Mr. Musci held options to purchase a total of 120,000 shares.

     (6) As of December 31, 2008, Mr. Sweedler held options to purchase a total of 90,000 shares.

     (7) The amounts in this column represent the dollar amounts recognized for financial statement purposes in fiscal 2008 with respect to stock options granted in 2008 as well as prior fiscal years, in accordance with SFAS 123(R). For additional information on the valuation assumptions with respect to option grants, including the options granted in 2008, see Note 11 to the consolidated financial statements in this Annual Report on Form 10-K. These amounts do not reflect the actual value that may be realized by the named executive officers which depends on the value of our shares in the future.


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain information as of December 31, 2008 regarding equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

                                                                                      NUMBER OF SECURITIES
                                   NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE       REMAINING AVAILABLE
                                   BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       FOR FUTURE ISSUANCE
                                   OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,        UNDER EQUITY
                                     WARRANTS AND RIGHTS      WARRANTS AND RIGHTS      COMPENSATION PLANS
                                   -----------------------    --------------------    --------------------
Equity compensation plans
approved by security holders.....         5,475,536                 $ 1.14                 2,250,000

Equity compensation plans not
approved by security holders.....         1,943,495                 $ 0.98                      --
                                   -----------------------    --------------------    --------------------
   Total.........................         7,419,031                 $ 1.10                 2,250,000
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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents information regarding the beneficial ownership of our common stock as of April 6, 2009:

         o each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock;

         o        each of our current directors;

         o        each of our named executive officers; and

         o        all of our directors and executive officers as a group

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Shares of common stock under warrants or options currently exercisable or exercisable within 60 days of the date of this information are deemed outstanding for purposes of computing the percentage ownership of the person holding such warrants or options but are not deemed outstanding for computing the percentage ownership of any other person. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding at April 6, 2009. Unless otherwise indicated, the persons named in this table have sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. As of April 6, 2009, we had 20,291,433 shares of common stock issued and outstanding.

         The address of each person listed is in our care, at 21900 Burbank Boulevard, Suite 270, Woodland Hills, California 91367, unless otherwise set forth below such person's name.

                                                          NUMBER OF     PERCENT
NAME OF BENEFICIAL OWNER                                    SHARES      OF CLASS
-------------------------------------------------------   ---------    ---------
DIRECTORS:
Mark Dyne (1) .........................................   1,140,667         5.5%
Colin Dyne (2) ........................................     807,780         3.9%
Larry Dyne (3) ........................................     785,100         3.7%
Lonnie D. Schnell (4) .................................     458,333         2.2%
William Sweedler (5) ..................................     192,000           *
Brent Cohen (6) .......................................     165,000           *
Raymond Musci (6) .....................................     120,000           *
Joseph M. Miller (6) ..................................     120,000           *
Directors and executive officers as
  a group (8 persons) (7) .............................   3,788,880        16.7%

OTHER 5% HOLDERS:
Bluefin Capital, LLC ..................................   1,750,000         8.6%
105 S. Narcissus Ave., Suite 712
West Palm Beach, FL  33401

     *    Less than 1%.

     (1) Includes 305,000 shares of common stock reserved for issuance upon exercise of stock options which are currently exercisable and 176,600 shares held by a limited liability company of which Mr. Dyne is the manager and a member.

     (2) Includes 625,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable.

     (3) Includes 655,500 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable. Also includes 129,600 shares of common stock held by a family trust which Mr. Larry Dyne may be deemed to beneficially own.

     (4) Includes 333,333 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

     (5) Includes 90,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable.

     (6) Consists of shares of common stock reserved for issuance upon the exercise of the stock options that are currently exercisable.

     (7) Includes 2,413,833 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days.

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

ITEM 13. CERTAIN   RELATIONSHIPS   AND   RELATED   TRANSACTIONS   AND   DIRECTOR
         INDEPENDENCE

REVIEW AND APPROVAL OF RELATED PARTY TRANSACTIONS

         We have adopted a policy that requires Board of Directors approval of transactions with related persons as defined by SEC regulations, including any sales or purchase transaction, asset exchange transaction, operating agreement, or advance or receivable transaction that could put our assets or operating performance at risk. All of our directors and executive officers of the Company are required at all times, but not less than annually, to disclose all relationships they have with companies or individuals that have conducted business with, or had an interest in, the Company. Our executive officers monitor our operations giving consideration to the disclosed relationships and refer potential transactions to the Board of Directors for approval. The Board of Directors considers a related party transaction for its potential economic benefit to the Company, to ensure the transaction is "arms length" and in accordance with our policies and that it is properly disclosed in our reports to shareholders.

REPORTABLE RELATED PARTY TRANSACTIONS

         Other than the employment arrangements described elsewhere in this report and the transactions described below, since January 1, 2008, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

         o        in which the amount involved exceeds $120,000; and

         o in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

         Colin Dyne, Vice Chairman of our Board of Directors and a stockholder, is also an executive officer, director and significant shareholder of People's Liberation, Inc., the parent company of Versatile Entertainment, Inc. During 2008, we had sales of $88,000 to Versatile Entertainment. At December 31, 2008 accounts receivable of $18,000 were outstanding from Versatile Entertainment. Colin Dyne also holds an interest in William Rast Sourcing. During 2008 we had sales of $457,000 to William Rast Sourcing. At December 31, 2008 accounts receivable of $51,000 were outstanding from William Rast Sourcing.

         At December 31, 2008, we had $674,010 of unsecured notes, advances and accrued interest receivable due from Colin Dyne. The notes and advances bear interest at 7.5% and are due on demand. A reserve was established against this note in the amount of $474,010 at December 31, 2008.

         We paid consulting fees of $250,000 to Colin Dyne during year ended December 31, 2008 for consulting services provided. The consulting agreement expired on November 30, 2008. See the "Director Compensation" section in item 11 of this report for a description of this agreement.

         At December 31, 2008, we had an aggregate of $85,176 in notes and advances due to Mark Dyne, the Chairman of our Board of Directors and a significant stockholder, or to parties related to or affiliated with Mark Dyne. The notes are payable on demand and accrue interest at 10% per annum.

         We paid consulting fees to Diversified Investments, a company owned by Mark Dyne, in the amount of $150,000 during the year ended December 31, 2008.

DIRECTOR INDEPENDENCE

         Because our common stock is quoted on the OTC Bulletin Board, we are not subject to the listing requirements of any securities exchange or Nasdaq regarding the independence of our directors. However, our Board of Directors has determined that as of December 31, 2008, a majority of our Board of Directors is comprised of "independent" directors within the meaning of the applicable rules for companies listed on The Nasdaq Stock Market. The Board determined that each of Brent Cohen, Joseph Miller, Raymond Musci and William Sweedler were independent. The Board has also determined that each of Joseph Miller, Raymond Musci and William Sweedler meet the independence requirements for services on the Audit Committee pursuant to the rules for companies traded on The Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

SERVICES PROVIDED BY THE INDEPENDENT AUDITORS

         The audit  committee of our Board of Directors is  responsible  for the
appointment,   compensation,   retention  and  oversight  of  the  work  of  the
independent auditors.

         SingerLewak LLP served as our independent registered public accounting firm for each of the fiscal years ended December 31, 2008, 2007 and 2006.

         AUDIT FEES - The aggregate fees billed by our independent registered public accounting firm for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q or services that are normally provided in connection with statutory and regulatory filings were $468,000 for fiscal year 2008 and $350,000 for fiscal year 2007.

         AUDIT-RELATED FEES - The aggregate fees billed by our independent registered public accounting firm for professional services rendered for assurance and related services reasonably related to the performance of the audit or review of our financial statements (other than those reported above)were $44,000 for fiscal year 2008 and $57,300 for fiscal year 2007.

         TAX FEES - The aggregate fees billed by our independent registered public accounting firm for professional services rendered for tax compliance, tax advice and tax planning were $44,000 for fiscal year 2008 and $33,400 for fiscal year 2007.

         ALL OTHER FEES - The aggregate fees billed by our independent public registered accounting firm for services rendered to us other than the services described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees" were $24,000 for fiscal year 2007 and $25,400 for fiscal year 2007 which was primarily related governmental regulations not related to our annual or quarterly financial statements.

         The audit committee approved all of the foregoing services provided by SingerLewak LLP.

POLICY REGARDING PRE-APPROVAL OF SERVICES PROVIDED BY THE INDEPENDENT AUDITORS

         The audit committee has established a general policy requiring its pre-approval of all audit services and permissible non-audit services provided by the independent auditors, along with the associated fees for those services. For both types of pre-approval, the audit committee considers whether the provision of a non-audit service is consistent with the SEC's rules on auditor independence, including whether provision of the service (1) would create a mutual or conflicting interest between the independent auditors and the Company,
(2) would place the independent auditors in the position of auditing its own work, (3) would result in the independent auditors acting in the role of management or as an employee of the Company, or (4) would place the independent auditors in a position of acting as an advocate for the Company. Additionally, the audit committee considers whether the independent auditors are best positioned and qualified to provide the most effective and efficient service, based on factors such as the independent auditors' familiarity with our business, personnel, systems or risk profile and whether provision of the service by the independent auditors would enhance our ability to manage or control risk or improve audit quality or would otherwise be beneficial to us.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                            BALANCE AT
                                             BEGINNING                                    BALANCE AT
               DESCRIPTION                    OF YEAR      ADDITIONS      DEDUCTIONS      END OF YEAR
----------------------------------------   ------------   ------------   ------------    ------------
2008
----
Allowance for doubtful accounts deducted
   from accounts receivable in the
   balance sheet .......................   $    140,500   $     74,500   $     (2,300)   $    217,300
Allowance for doubtful accounts deducted
   from related party in the balance
   sheet ...............................           --          474,000           --           474,000
Reserve for obsolescence deducted from
   inventories on the balance sheet ....      1,019,000        692,000        500,000       1,211,000
Valuation reserve deducted from
   deferred tax assets .................     20,163,000      4,947,000      1,094,000      24,016,000
                                           ------------   ------------   ------------    ------------
                                           $ 21,322,500   $  6,187,500   $  1,591,700    $ 25,918,300
                                           ============   ============   ============    ============

2007
----
Allowance for doubtful accounts deducted
   from accounts receivable in the
   balance sheet .......................   $     71,500   $    135,000   $     66,000    $    140,500
Allowance for doubtful accounts deducted
   from notes receivable in the balance
   sheet ...............................           --        1,088,000      1,088,000            --
Reserve for obsolescence deducted from
   inventories on the balance sheet ....      1,242,000        148,000        371,000       1,019,000
Valuation reserve deducted from
   deferred tax assets .................     19,225,000        938,000           --        20,163,000
                                           ------------   ------------   ------------    ------------
Total ..................................   $ 20,538,500   $  2,309,000   $  1,525,000    $ 21,322,500
                                           ============   ============   ============    ============

2006
----
Allowance for doubtful accounts deducted
   from accounts receivable in the
   balance sheet .......................   $  1,189,000   $    198,000   $  1,315,500    $     71,500
Reserve for obsolescence deducted from
   inventories on the balance sheet ....      7,306,000        557,000      6,621,000       1,242,000
Valuation reserve deducted from
   deferred tax assets .................     21,447,000      2,222,000     19,225,000
                                           ------------   ------------   ------------    ------------
Total ..................................   $ 29,942,000   $    755,000   $ 10,158,500    $ 20,538,500
                                           ============   ============   ============    ============


     (1) Additions to the allowance for doubtful accounts include provisions for uncollectible accounts. Bad debt expense includes (and additions above exclude) net direct write-offs of $0.0 and $114,000 for the years ended December 31, 2008 and 2007, respectively, and net recoveries of $712,000 for the year ended December 31, 2006. Additions to the inventory valuation reserve include current year provisions. Additionally, in 2007 and 2006 there were direct write-offs of $0.4 million and $0.2 million, respectively.

     (2) Deductions from the allowance for doubtful accounts include amounts applied to write-offs and reversals of prior period provisions. Deductions from the inventory valuation reserve include application of the reserve against obsolete, excess, slow-moving or disposed inventory.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TALON INTERNATIONAL, INC.

                                /S/ LONNIE D. SCHNELL
                         -------------------------------------------------------
                         By:   Lonnie D. Schnell
                         Its:  Chief Executive Officer & Chief Financial Officer

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

SIGNATURE                TITLE                                  DATE
---------                -----                                  ----

/s/ Lonnie D. Schnell    Chief Executive Officer and Chief      April 9, 2009
---------------------    Financial Officer (Principal
Lonnie D. Schnell        Executive and Financial Officer)


/s/ Mark Dyne            Chairman of the Board of Directors     April 9, 2009
---------------------
Mark Dyne


/s/ Colin Dyne           Vice Chairman of the Board of          April 9, 2009
---------------------    Directors
Colin Dyne


                         Director
---------------------
Brent Cohen


/s/ Raymond Musci        Director                               April 9, 2009
---------------------
Raymond Musci


/s/ Joseph Miller        Director                               April 9, 2009
---------------------
Joseph Miller


/s/ William Sweedler     Director                               April 9, 2009
---------------------
William Sweedler

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

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
-------        -------------------

10.7 (2) Amended and Restated 1997 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 13, 2006.

10.8 (2) Form of Non-statutory Stock Option Agreement. Incorporated by reference to Exhibit 10.30 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

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

10.13          Form of Investor  Rights  Agreements  dated  December  28,  2001.
               Incorporated by reference to Exhibit 99.4 to Form 8-K filed on January 23, 2002.

10.14 (1)      Intellectual  Property  Rights  Agreement,  dated  April 2, 2002, between the Company and Pro-Fit Holdings, Ltd. Incorporated by reference to Exhibit 10.69 to Form 10-K/A filed on October 1,
               2003.

10.15 Form of Common Stock Purchase Warrant, dated as of November 9, 2004. Incorporated by reference to Exhibit 10.3 to Form S-3 filed on December 9, 2004.

10.16 Common Stock Purchase Warrant dated as of November 9, 2004, issued by the Registrant in favor of Sanders Morris Harris Inc. Incorporated by reference to Exhibit 10.7 to Form S-3 filed on December 9, 2004.

10.17 (2)      Consulting   Agreement   effective  April  1,  2007  between  the
               Registrant and Colin Dyne.  Incorporated  by reference to Exhibit
               10.34 to Form 10-Q filed on May 15, 2007.

10.18 (2)      2007 Stock Plan.  Incorporated  by reference to Exhibit  10.20 to the Form 10-K filed on April 25, 2008.

10.19 Revolving Credit and Term Loan Agreement dated June 27, 2007, by and between Tag-It Pacific, Inc. and Bluefin Capital, LLC. Incorporated by reference to Exhibit 10.35 to Form 10-Q filed on August 14, 2007.

10.19.1 Amendment No. 1 to Loan Agreement dated July 30, 2007, by and between the Registrant and Bluefin Capital, LLC. Incorporated by reference to Exhibit 10.20 to the Form 10-K filed on April 25, 2008.

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
-------        -------------------

10.19.2 Amendment No. 2 to Loan Agreement dated November 19, 2007, by and between the Registrant and Bluefin Capital, LLC. Incorporated by reference to Exhibit 10.35.2 to Form 8-K filed on November 26, 2007.

10.19.3 Amendment No. 3 to Loan Agreement dated as of March 31, 2008, by and between the Registrant and Bluefin Capital, LLC. Incorporated by reference to Exhibit 10.21.3 to Form 10-Q filed on May 15, 2008.

10.20 Guaranty Agreement, dated June 27, 2007, by Talon International, Inc., Tag-It, Inc., A.G.S. Stationary, Inc., Tag-It Pacific Limited, Tag-It Pacific (HK) Ltd., Tagit de Mexico, S.A. de C. V., Talon Zipper (Shenzhen) Company, Ltd., and Talon International, Pvt. Ltd. in favor of Bluefin Capital, LLC. Incorporated by reference to Exhibit 10.36 to Form 10-Q filed on August 14, 2007.

10.21 Collateral Agreement, dated June 27, 2007, by and among Tag-It Pacific, Inc., Talon International, Inc., Tag-It, Inc., A.G.S. Stationary, Inc., Tag-It Pacific Limited, Tag-It Pacific (HK) Ltd., Tagit de Mexico, S.A. de C. V., Talon Zipper (Shenzhen) Company, Ltd., and Talon International, Pvt. Ltd. in favor of Bluefin Capital, LLC. Incorporated by reference to Exhibit 10.37 to Form 10-Q filed on August 14, 2007.

10.22 Registration Rights Agreement, dated June 27, 2007, by Talon International, Inc., for the benefit of holders. Incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-3 filed on August 10, 2007.

10.23 Form of Warrant issued to Bluefin Capital, LLC. Incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-3 filed on August 10, 2007.

10.24 Promissory Note, dated June 27, 2007, executed by Colin Dyne in favor of Tag-It Pacific, Inc. Incorporated by reference to
               Exhibit 10.40 to Form 10-Q filed on August 14, 2007.

10.25 (2)      Separation  Agreement,  dated as of  February  4,  2008,  between
               Stephen Forte and Talon International, Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 6, 2008.

10.26 (2)      Executive  Employment  Agreement,  dated June 18,  2008,  between
               Talon International, Inc. and Lonnie Schnell. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 24, 2008.

10.27 (2)      Executive  Employment  Agreement,  dated June 18,  2008,  between
               Talon  International,   Inc.  and  Larry  Dyne.  Incorporated  by
               reference to Exhibit 10.1 to Form 8-K filed on June 24, 2008.

10.28 (2)      Talon International, Inc. 2008 Stock Incentive Plan. Incorporated
               by reference to Exhibit  4.10 to  Registration  Statement on Form
               S-8 filed on July 18, 2008.

14.1 Code of Ethics. Incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 30, 2004.

21.1           Subsidiaries.

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
-------        -------------------

23.1           Consent of SingerLewak LLP.

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