Form 10-Q
period 2009-03-31
TALON INTERNATIONAL, INC.
filed 2009-05-15
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009.

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number 1-13669

TALON INTERNATIONAL, INC.
(Exact Name of Issuer as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4654481 (I.R.S. Employer Identification Number)

21900 Burbank Boulevard, Suite 270
Woodland Hills, California 91367
(Address of Principal Executive Offices)

(818) 444-4100

(Registrant’s Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes ☒      No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).   Yes ☐      No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

        Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐      No ☒

        At May 15, 2009 the issuer had 20,291,433 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.
INDEX TO FORM 10-Q

TALON INTERNATIONAL, INC.
Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,123,027	$2,399,717
Accounts receivable, net	3,825,569	3,856,613
Inventories, net	2,019,580	1,669,149
Prepaid expenses and other current assets	644,075	473,955
Total current assets	7,612,251	8,399,434

Property and equipment, net	2,240,047	2,084,244
Fixed assets held for sale	407,009	407,655
Due from related parties	200,000	200,000
Other intangible assets, net	4,110,751	4,110,751
Other assets	380,564	400,494
Total assets	$14,950,622	$15,602,578

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,886,301	$7,674,768
Accrued legal costs	620,876	383,075
Other accrued expenses	2,117,416	2,292,681
Demand notes payable to related parties	224,037	222,264
Current portion of capital lease obligations	107,692	182,444
Current portion of notes payable	71,037	144,064
Total current liabilities	11,027,359	10,899,296

Capital lease obligations, less current portion	16,601	1,910
Revolver note payable	4,638,988	4,638,988
Term note payable, net of discount	8,407,486	8,067,428
Other long term liabilities	762,907	756,888
Total liabilities	24,853,341	24,364,510

Commitments and contingencies (Note 13)

Stockholders' Equity:
Preferred stock Series A, $0.001 par value; 250,000 shares authorized; no
shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized;
20,291,433 shares issued and outstanding at March 31, 2009 and
at December 31, 2008	20,291	20,291
Additional paid-in capital	54,809,898	54,769,072
Accumulated deficit	(64,829,560)	(63,651,032)
Accumulated other comprehensive income	96,652	99,737
Total stockholders' equity (deficit)	(9,902,719)	(8,761,932)
Total liabilities and stockholders' equity	$14,950,622	$15,602,578

        See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Net sales	$6,515,754	$9,985,489
Cost of goods sold	4,531,587	7,227,524
Gross profit	1,984,167	2,757,965

Selling expenses	515,544	719,963
General and administrative expenses	2,003,793	3,348,236
Total operating expenses	2,519,337	4,068,199

Loss from operations	(535,170)	(1,310,234)

Interest expense, net	636,951	549,514
Loss before income taxes	(1,172,121)	(1,859,748)
Provision (benefit) for income taxes	6,407	(21,004)
Net loss	$(1,178,528)	$(1,838,744)

Basic loss per share	$(0.06)	$(0.09)
Diluted loss per share	$(0.06)	$(0.09)

Weighted average number of common shares outstanding:
Basic	20,291,433	20,291,433
Diluted	20,291,433	20,291,433

        See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2009	2008
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net loss	$(1,178,528)	$(1,838,744)
Adjustments to reconcile net loss to net cash provided by (used by)
operating activities:
Depreciation and amortization	169,107	268,874
Amortization of deferred financing cost and debt discounts	342,101	245,712
Stock based compensation	40,826	145,350
Additions (recoveries) to allowance for doubtful accounts	4,670	(1,305)
Changes in operating assets and liabilities:
Receivables, including related party	26,374	(1,433,717)
Inventories	(350,431)	(378,785)
Prepaid expenses and other current assets	(170,120)	585,979
Other assets	25,679	(44,102)
Accrued legal costs	237,801	(337,089)
Accounts payable and accrued expenses	31,552	1,323,922
Net cash provided by (used by) operating activities	(820,969)	(1,463,905)

Cash flows from investing activities:
Proceeds from sale of equipment	646	—
Acquisition of property and equipment	(314,416)	(97,992)
Net cash used by investing activities	(313,770)	(97,992)

Cash flows from financing activities:
Proceeds from revolver note borrowings	—	700,000
Repayment of term note	—	(125,000)
Payment of notes payable	(73,027)	(72,954)
Payment of capital lease obligations	(70,555)	(104,724)
Net cash provided by (used by) financing activities	(143,582)	397,322

Net increase (decrease) in cash	(1,278,321)	(1,164,575)
Net effect of foreign currency exchange translation on cash	1,631	20,536
Cash at beginning of period	2,399,717	2,918,858
Cash at end of period	$1,123,027	1,774,819

Supplemental disclosures of cash flow information:
Cash received (paid) during the period for:
Interest paid	$(292,700)	$(320,880)
Interest received	$300	$5,637
Income taxes refunds (paid)	$(17,491)	$17,892
Non-cash financing activity:
Deferred financing cost	$—	$(38,307)
Effect of foreign currency translation on net assets	$(3,085)	$11,420
Capital lease obligation	$10,494	$—

        See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Note 1.      Presentation of Interim Information

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of Talon International, Inc. and its consolidated subsidiaries (collectively, the “Company”), are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Form 10-K for the year ended December 31, 2008. The balance sheet as of December 31, 2008 has been derived from the audited financial statements as of that date but omits certain information and footnotes required for complete financial statements.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced substantial recurring losses from operations on declining revenues and has an accumulated deficit of $64.8 million as of March 31, 2009. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. See Note 3 “Significant Risks and Uncertainties”.

Note 2.      Summary of Significant Accounting Policies

        A complete description of the Company’s Significant Accounting Policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and should be read in conjunction with these unaudited consolidated financial statements. The Significant Accounting Policies noted below are only those policies that have changed materially or have supplemental information included for the periods presented here.

        Allowance for Accounts and Notes Receivable Doubtful Accounts

        We are required to make judgments as to the collectability of accounts and notes receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts and notes receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables or note receivable to their net realizable value. We record these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified. Bad debt expense for the three months ended March 31, 2009 is $4,700 while there was a net bad debt recovery of $1,300 for the three months ended March 31, 2008.

        Intangible Assets

        Intangible assets consist of our trade name and exclusive license and intellectual property rights. Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, which average 5 years, and reviewed for impairment in accordance with the provisions of FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The exclusive license and intellectual property rights are fully amortized.

        Classification of Expenses

        Costs of Sales – Cost of goods sold primarily includes expenses related to inventory purchases, customs, duty, freight, overhead expenses and reserves for obsolete inventory. Overhead expenses primarily consist of warehouse and operations salaries and other warehouse expense.

        Selling Expenses – Selling expenses primarily include royalty expense, sales salaries and commissions, travel and entertainment, marketing and other sales related costs. Marketing and advertising efforts are expensed as incurred and for the three months ended March 31, 2009 and 2008 were $27,100 and $42,100, respectively.

        General and Administrative Expenses – General and administrative expenses primarily include administrative salaries, employee benefits, professional service fees, facility expenses, information technology costs, investor relations, travel and entertainment, depreciation and amortization, bad debts and other general corporate expenses.

        Interest Expense, net – Interest expense reflects the cost of borrowing and amortization of deferred financing costs and discounts. Interest expense for the three months ended March 31, 2009 and 2008 totaled $637,000 and $567,000, respectively. Interest income consists of earnings from outstanding amounts due to the Company under notes and other interest bearing receivables. For the three months ended March 31, 2009 and 2008, the Company recorded interest income of $300 and $17,400, respectively.

        Foreign Currency Translation

        The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for our subsidiaries in China and India. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. Included in other accumulated comprehensive (loss) income was a cumulative foreign currency translation adjustment gain of $96,652 at March 31, 2009 and of $99,737 at December 31, 2008.

        Comprehensive Income

        Comprehensive income consists of net income (loss) and unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive income (loss) and its components for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008
Net loss	$(1,178,528)	$(1,838,744)
Other comprehensive income:
Available-for-sale securities	—	(660,000)
Foreign currency translation	(3,085)	11,420
Total comprehensive loss	$(1,181,613)	$(2,487,324)

        The available-for-sale securities adjustment represented unrealized losses due to temporary market declines related to our marketable securities that were received in exchange for the Azteca note receivable. These marketable securities were permanently impaired in the amount of $1,040,000 during the third quarter of 2008 as discussed in Note 6 to the consolidated financial statements. The foreign currency translation adjustment represents the net currency translation adjustment gains and losses related to our China and India subsidiaries, which have not been reflected in net income (loss) for the periods presented.

        Reclassifications

        Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Note 3.      Significant Risks and Uncertainties

        Our consolidated financial statements have been prepared on a going concern basis of accounting which contemplates the continuity of operations and the realization of assets, liabilities and commitments in the normal course of business. During fiscal years 2008 and 2007, the Company experienced losses from operations and has an accumulated deficit as of December 31, 2008 of $63,651,000. As of December 31, 2008, the Company was also in default with the covenants in the Revolving Credit and Term Loan Agreement with CVC California, LLC (“CVC”) and was required to pay a fee to have the lender waive this covenant default at December 31, 2008. Additionally, the Company was in default of the covenants at March 31, 2009, and it has also paid a waiver fee to the lender for this period. It is uncertain whether we will be in compliance with the financial covenants in future quarters. Our consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that would be required if a default occurred and we were unable to obtain a waiver or modify the covenants. Should we fail to be in compliance with these covenants for three successive quarters and we are unable to obtain a waiver or amend these covenants, we may be unable to continue as a going concern.

        Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers, which constitute many of our largest customers. Consumer spending recently has deteriorated significantly and may remain depressed, or be subject to further deterioration for the foreseeable future. The worldwide apparel industry is heavily influenced by general economic cycles. Purchases of fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines. Many factors affect the level of consumer spending in the apparel industries, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, or maintain our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by sustained or further downward trends in the United States or global economy. The Company’s ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitable operations.

        In response to these conditions, the Company has taken steps to significantly reduce its operating costs, eliminate employees in response to lower volumes, curtail capital and discretionary spending to better align the Company’s organizational and cost structures with future Company and industry expectations and uncertainties and to insure the company will have sufficient cash flow to cover its operating needs. The Company has also implemented programs to increase sales incentives, to secure preferred supplier status with customers and to accelerate cash collections from customers. There can be no assurance, however, that the Company will be successful in these matters or that these steps will be sufficient to ensure the Company can continue as a going concern.

Note 4.      New Accounting Pronouncements

        In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP 157-4 is not expected to have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is not expected to have a material impact on our consolidated financial statements upon implementation in the second quarter of 2009.

Note 5.      Loss Per Share

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Three months ended March 31, 2009:	Loss	Shares	Per Share
Basic loss per share:
Loss available to common stockholders	$(1,178,528)	20,291,433	$(0.06)

Effect of Dilutive Securities:
Options	—	—	—
Warrants	—	—	—
Loss available to common stockholders	$(1,178,528)	20,291,433	$(0.06)

Three months ended March 31, 2008:
Basic loss per share:
Loss available to common stockholders	$(1,838,744)	20,291,433	$(0.09)
Effect of Dilutive Securities:
Options	—	—	—
Warrants	—	—	—
Loss available to common stockholders	$(1,838,744)	20,291,433	$(0.09)

        Warrants to purchase 318,495 shares of common stock exercisable at $3.65 and options to purchase 4,935,599 shares of common stock exercisable at between $0.18 and $5.23, were outstanding for the three months ended March 31, 2009, but were not included in the computation of diluted loss per share because the effect of exercise or conversion would have an antidilutive effect on loss per share.

        Warrants to purchase 3,163,813 shares of common stock exercisable at between $3.65 and $5.06 and options to purchase 4,462,235 shares of common stock exercisable at between $0.37 and $5.23, were outstanding for the three months ended March 31, 2008, but were not included in the computation of diluted loss per share because the effect of exercise or conversion would have an antidilutive effect on loss per share.

Note 6.      Marketable Securities

        The Company entered into an agreement with Azteca Production International, Inc. (“Azteca”), a former distributor of Talon products, effective December 31, 2007, in settlement of an existing note receivable obligation. The agreement called for Azteca to cause to deliver 2,000,000 shares of unrestricted common stock in a separate public corporation with a value of $1,040,000 in exchange for cancellation of the note. On January 30, 2008, the Company was notified that unrestricted shares had been delivered by Azteca and that the Company could begin trading these shares selling no more than 10,000 shares a week in accordance with the agreement. The Company concluded that this asset was permanently impaired in the third quarter of 2008 and as a result, recognized a valuation reserve for the full value of the investment of $1,040,000 at September 30, 2008. Unrealized losses of $660,000 were recognized in other comprehensive income for the three months ended March 31, 2008.

Note 7.      Accounts and Note Receivable

        Accounts receivable are included on the accompanying consolidated balance sheet net of an allowance for doubtful accounts. The total allowance for doubtful accounts at March 31, 2009 and December 31, 2008 was $222,600 and $217,300, respectively.

        Due from related parties at March 31, 2009 and December 31, 2008 includes $686,725 and 674,010, respectively, of unsecured notes, advances and accrued interest receivable from Colin Dyne, a director and stockholder of the Company. The Company has an valuation reserve against this note of $486,725 and $474,010 at March 31, 2009 and December 31, 2008, respectively.

Note 8.      Inventories

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

        Inventories consist of the following:

	March 31, 2009	December 31, 2008

Finished goods	$3,183,869	$2,880,319
Less reserves	(1,164,289)	(1,211,170)
Total inventories	$2,019,580	$1,669,149

Note 9.      Fixed Assets Held for Sale

        The Company has equipment for machinery and equipment used for the production of zipper chain and the assembly of finished zippers. This equipment was originally associated with the production and assembly facilities in North Carolina and in Mexico and was temporarily rendered idle with the closing of those operations in 2005. The Company relocated this equipment to Asia and negotiated with manufacturing partners for the redeployment of this equipment in joint manufacturing agreements. China importation fees, regulations and operating use restrictions however made this arrangement uneconomical; therefore, the Company modified its negotiations to affect a sale of the equipment with certain use rights. The Company is now in negotiations to sell this equipment to a third party. The decision to sell the equipment as opposed to redeploying it in operations, modified the cash returns available from the assets. Accordingly, the Company analyzed the cash flow of the potential sales value and determined that it was likely that the sale of this equipment would not recover its carrying value. As a result, the Company recorded an impairment charge of $2,026,000 at December 31, 2008 for the difference from the estimated sales value of the equipment and the previous carrying value. The adjusted carrying value of the equipment at March 31, 2009 is $349,000.

        The Company also determined that certain components of its Tekfit equipment, which is used in the manufacture of the Tekfit proprietary stretch waistband, will not be redeployed as a consequence of lower demand for this product and the affect of the current economic crisis on the apparel industry. As a result the Company recorded an impairment charge of $403,500 at December 31, 2008 for the equipment which will not be utilized in foreseeable operations. The adjusted carrying value of the equipment at March 31, 2009 is $58,000.

Note 10.      Debt Facility

        On June 27, 2007, the Company entered into a Revolving Credit and Term Loan Agreement with Bluefin Capital, LLC, that provides for a $5.0 million revolving credit loan and a $9.5 million term loan for a three year period ending June 30, 2010. Bluefin Capital subsequently assigned its rights and obligations under the credit facility agreements to an affiliate, CVC California, LLC (“CVC”).  The revolving credit portion of the facility permitted borrowings based upon a formula including 75% of the Company’s eligible receivables and 55% of eligible inventory, and provided for monthly interest payments at the prime rate (5.25% at March 31, 2009) plus 2.0%. The term loan bears interest at 8.5% annually with quarterly interest payments and repayment in full at maturity. Borrowings under both credit facilities are secured by all of the assets of the Company.

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

        In connection with this amendment the Company evaluated the debt amendment under EITF 96-19 “Debtor’s Accounting for a Modification or Exchange or Debt Instruments”. It was determined that the debt modification did not constitute a material change as defined by EITF 96-19 and did not qualify for treatment as a troubled debt restructuring. Accordingly, the Company recorded a reduction to equity and an increase to notes payable for the fair value of the warrants of $260,205 and the difference ($739,795) between the fair value of the warrants at the time of repurchase and the face value of the note has been recorded as an additional deferred cost and is reflected as a reduction to the face value of the note on the balance sheet. This cost is being amortized using the interest-method over the life of the modified notes and is to be reflected as interest expense.

        Under the terms of the credit agreement, as amended, the Company is required to meet certain coverage ratios, among other restrictions, including a restriction from declaring or paying a dividend prior to repayment of all the obligations. The financial covenants, as amended, require that the Company maintain at the end of each fiscal quarter “EBITDA” (as defined in the agreement) in excess of the principal and interest payments for the same period of not less than $1.00 and in excess of ratios set out in the agreement for each quarter. The Company failed to satisfy the minimum EBITDA requirement for quarter ended December 31, 2008 as well as the quarter ended March 31, 2009, and in connection with such failures, on March 31, 2009 the Company entered into an amendment to the existing revolving credit and term loan agreement with CVC. The amendment provides for the following: issuance of an additional term note to CVC in the principal amount of $225,210 in lieu of paying a cash waiver fee in connection with our failures to satisfy the EBITDA requirements for the quarters ended December 31, 2008 and March 31, 2009; deferral of the term note quarterly interest payment of $215,000 due April 1, 2009; a temporary increase to the borrowing base formulas and calculations under the revolving credit facility; the re-lending by CVC of $125,000 under the term loan portion of credit facility; a consent to allow the Company to sell equipment that has been designated as held for sale more fully described in Note 9 to the consolidated financial statements; and the granting to CVC of the right to designate a non-voting observer to attend all meetings of our Board of Directors.

        As of March 31, 2009, the Company had outstanding borrowings of $10,375,000 under the term notes (discounted carrying value of $8,407,000) and $4,639,000 under the revolving credit note.

        Interest expense related to the Revolving Credit and Term Loan Agreement for the three months ended March 31, 2009 and 2008 was $623,000 and $531,000, respectively, which includes $342,000 and $246,000, respectively, in amortization of discounts and deferred financing costs.

Note 11.      Stock-Based Compensation

        The Company accounts for stock-based awards to employees and directors in accordance with Statement of Financial Accounting Standards No. 123 revised, Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Options issued to consultants are accounted for in accordance with the provisions of EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Others than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

        On July 14, 2008, at the Company’s annual meeting of stockholders, a new 2008 Stock Plan was approved by the stockholders. The 2008 Stock Plan authorizes up to 2,500,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. On July 31, 2007, at the Company’s annual meeting of stockholders, the 2007 Stock Plan was approved which replaced the 1997 Stock Plan. The 2007 Stock Plan authorizes up to 2,600,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. Options granted to certain employees in 2008 include certain acceleration features based on Company performance as determined by the Board of Directors each year. Consistent with SFAS 123(R), the stock based compensation expense for the employee options are recognized on a time-phased vesting schedule through the vesting date of December 31, 2010. In calculating the outcome of meeting performance conditions for 2008, the Company did not meet performance criteria and accordingly, there was no accelerated vesting for these options. There were no options granted under these plans during the three months ended March 31, 2009 and 2008.

        As of March 31, 2009, the Company had approximately $325,400 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the weighted average period of 2 years. As of March 31, 2008, unamortized stock-based compensation expense related to options issued to employees and directors was $246,000, which is being recognized over the weighted average period of 4.2 years. This expected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures.

        The following table summarizes the activity in the Company’s share based plans during the three months ended March 31, 2009.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options and warrants outstanding - January 1, 2009	7,100,536	$0.98
Granted	—	—
Exercised	—	—
Cancelled	(2,164,937)	0.62
Options and warrants outstanding - March 31, 2009	4,935,599	$1.14

Non-Employees
Options and warrants outstanding - January 1, 2009	318,495	$3.65
Granted	—	—
Exercised	—	—
Cancelled	—	—
Options and warrants outstanding - March 31, 2009	318,495	$3.65

Note 12.      Income taxes

        The Company accrues interest and penalties related to unrecognized tax benefits in interest and penalties expense. For the three months ended March 31, 2009 and 2008, the Company accrued interest and penalties for unrecognized tax benefits of approximately $4,000. At March 31, 2009 and December 31, 2008, the Company had approximately $65,700 and $61,700, respectively, accrued in interest and penalties associated with the unrecognized tax liabilities.

        Deferred tax assets were $236,000 and $218,000 at March 31, 2009 and December 31, 2008, respectively, related to the Company’s foreign operations and were included in other assets. Due to prior operating losses incurred, no benefit for domestic income taxes has been recorded since there is not sufficient evidence to determine that we will be able to utilize our net operating loss carryforwards to offset future taxable income. Other tax liabilities were $7,650 and $1,450 as of March 31, 2009 and December 31, 2008, respectively, and were included in other accrued liabilities.

Note 13.      Contingencies and Guarantees

        On October 12, 2005, a shareholder class action complaint was filed in the United States District Court for the Central District of California (“District Court”) against the Company, Colin Dyne, Mark Dyne, Ronda Ferguson and August F. Deluca (collectively, the “Individual Defendants” and, together with the Company, “Defendants”).  The action is styled Huberman v.Tag-It Pacific, Inc., et al., Case No. CV05-7352 R(Ex). On January 23, 2006, the District Court heard competing motions for appointment of lead plaintiff. The District Court appointed Seth Huberman as the lead plaintiff (“Plaintiff”). On March 13, 2006, Plaintiff filed an amended complaint. Plaintiff’s amended complaint alleged that defendants made false and misleading statements about the Company’s financial situation and the Company’s relationship with certain of the Company’s large customers. The action was brought on behalf of all purchasers of the Company’s publicly-traded securities during the period from November 13, 2003, to August 12, 2005. The amended complaint purports to state claims under Section 10(b)/Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. On August 21, 2006, Defendants filed their answer to the amended complaint, denying the material allegations of wrongdoing. On February 20, 2007, the District Court denied class certification. On April 2, 2007, the District Court granted Defendants’ motion for summary judgment, and on or about April 5, 2007, the Court entered judgment in favor of all Defendants. On or about April 30, 2007, Plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”), and his opening appellate brief was filed on October 15, 2007. Defendants’ brief was filed on November 28, 2007. The Ninth Circuit held oral arguments on October 23, 2008. On January 16, 2009, the Ninth Circuit issued an unpublished memorandum, instructing the District Court to certify a class, reversing the District Court’s grant of summary judgment, and remanding for further proceedings consistent with its decision.  The District Court has rescheduled a status conference for June 15, 2009.  The Company intends to vigorously defend this lawsuit; however, the outcome of this lawsuit or an estimate of the potential losses, if any, related to the lawsuit cannot be reasonably predicted, and an adverse resolution of the lawsuit could potentially have a material adverse effect on the Company’s financial position and results of operations.

        On April 16, 2004, the Company filed suit against Pro-Fit Holdings, Limited in the U.S. District Court for the Central District of California – Tag-It Pacific, Inc. v. Pro-Fit Holdings, Limited, CV 04-2694 LGB (RCx) — asserting various contractual and tort claims relating to the Company’s exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages. It is the Company’s position that the agreement with Pro-Fit gives the Company exclusive rights in certain geographic areas to Pro-Fit’s stretch and rigid waistband technology. On June 5, 2006, the Court denied the Company’s motion for partial summary judgment, but did not find that the Company breached the agreement with Pro-Fit and a trial is required to determine issues concerning the Company’s activities in Columbia and whether other actions by Pro-Fit constituted an unwillingness or inability to fill orders. The Court also held that Pro-Fit was not “unwilling or unable” to fulfill orders by refusing to fill orders with goods produced in the United States. The Company also filed a second civil action against Pro-Fit and related companies in the California Superior Court which was removed to the United States District Court, Central District of California. In April 2008, Pro-Fit and certain related companies were placed into administration in the United Kingdom. On May 21, 2008, the joint administrators for Pro-Fit and its related companies filed petitions under Chapter 15 of Title 11 of the United States Code for Pro-Fit and two related companies in the United States Bankruptcy Court for the Central District of California seeking recognition of the United Kingdom administration proceedings and related relief. As a consequence of the chapter 15 filings by the joint administrators, all litigation by the Company against Pro-Fit has been stayed. The Company has derived a significant amount of revenue from the sale of products incorporating the stretch waistband technology in the past and the Company’s business, results of operations and financial condition have been materially adversely affected due to the dispute with Pro-Fit not being resolved in a manner favorable to the Company. Additionally, the Company has incurred significant legal fees in this litigation, and unless the case is settled or resolved, may continue to incur additional legal fees in order to assert its rights and claims against Pro-Fit and any successor to those assets of Pro-Fit that are subject to the Company’s exclusive license and intellectual property agreement with Pro-Fit and to defend against any counterclaims.

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

Note 14.      Segment Reporting and Geographic Information

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

	Three Months Ended March 31, 2009
	Talon	Trim	Tekfit	Consolidated
Sales	$3,331,700	$3,170,200	$13,900	$6,515,800
Cost of sales	2,522,700	2,001,400	7,500	4,531,600
Gross profit	809,000	1,168,800	6,400	1,984,200
Operating expenses				2,519,300
Loss from operations				$(535,100)

	Three Months Ended March 31, 2008
	Talon	Trim	Tekfit	Consolidated
Sales	$5,611,900	$4,365,800	$7,800	$9,985,500
Cost of sales	4,482,800	2,735,300	9,400	7,227,500
Gross profit (loss)	1,129,100	1,630,500	(1,600)	2,758,000
Operating expenses				4,068,200
Loss from operations				$(1,310,200)

        The Company distributes its products internationally and has reporting requirements based on geographic regions. The net book value of long-lived assets (consisting of property and equipment, intangible assets and property held for sale) is attributed to countries based on the location of the assets and revenues are attributed to countries based on customer delivery locations, as follows:

Country	Three Months Ended March 31,
Sales	2009	2008
United States	$649,833	$657,500
Hong Kong	2,417,932	3,655,289
China	1,163,564	1,915,600
India	337,805	709,100
Bangladesh	544,285	733,600
Other	1,402,335	2,314,400
Total	$6,515,754	$9,985,489

	March 31, 2009	December 31, 2008
Long-lived Assets:
United States	$4,867,692	$4,955,725
Hong Kong	1,226,135	989,761
China	252,014	243,905
Other	4,957	5,604
Total	$6,350,798	$6,194,995

Note 15.      Related Party Transactions

        Colin Dyne, a director and stockholder of the Company is also a director, officer and significant stockholder in People’s Liberation, Inc., the parent company of Versatile Entertainment, Inc. During the three months ended March 31, 2009 and March 31, 2008 the Company had sales of $0 and $111,500, respectively, to Versatile Entertainment. Accounts receivable of $350 and $18,000 were outstanding from Versatile Entertainment at March 31, 2009 and December 31, 2008, respectively. Colin Dyne also holds an interest in William Rast Sourcing. During the three months ended March 31, 2009 and March 31, 2008 the Company had sales of $60,200 and $91,900, respectively, to William Rast Sourcing. Accounts receivable of $32,800 and $51,000 were outstanding from William Rast Sourcing at March 31, 2009 and December 31, 2008, respectively.

        Due from related parties at March 31, 2009 and December 31, 2008 includes $686,725 and $674,010, respectively, of unsecured notes, advances and accrued interest receivable from Colin Dyne. The Company has a valuation reserve against this note of $486,725 and $474,010 at March 31, 2009 and December 31, 2008, respectively. The notes and advances bear interest at 7.5% and are due on demand.

        Demand notes payable to related parties includes notes and advances to parties related to or affiliated with Mark Dyne, the Chairman of the Board of Directors of the Company and significant stockholder. The balance of demand notes payable and interest expense to related parties at March 31, 2009 and December 31, 2008 was $224,000 and 222,000, respectively.

        Freedom Apparel, an entity owned by the spouse and a relative of Larry Dyne, an executive officer of the Company, has from time to time purchased products from the Company. For the periods ended March 31, 2009 and March 31, 2008, sales to this entity were $0 and $100, respectively. At March 31, 2009 and December 31, 2008, accounts receivable included $34,900 and $35,000, respectively, due from this entity.

        Consulting fees paid to Diversified Investments, a company owned by Mark Dyne, amounted to $37,500 for each of the three months ended March 31, 2009 and 2008. This consulting arrangement terminates on March 31, 2010. Consulting fees of $0 and $75,000 were paid for services provided by Colin Dyne, for the three months ended March 31, 2009 and 2008, respectively. Colin Dyne’s consulting agreement ended November 30, 2008.

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

        Talon International, Inc. designs, sells and distributes apparel zippers, specialty waistbands and various apparel trim products to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We sell and market these products under various branded names including Talon® and Tekfit®. We operate the business globally under three product groups.

        We plan to continue to expand our distribution of Talon zippers through a network of Talon distribution and manufacturing locations, distribution relationships and joint ventures. The network of global manufacturing and distribution locations are expected to improve our global footprint and allow us to more effectively serve apparel brands and manufacturers globally.

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

        Our Tekfit services provide manufacturers with the patented technology, manufacturing know-how and materials required to produce garments incorporating an expandable waistband. These products were previously produced by several manufacturers for one single brand. In October 2006 our exclusive supply contract with this brand expired. Our efforts to expand this product offering to other customers have been limited by a licensing dispute. As described more fully in this report under Contingencies and Guarantees (see Note 13 to consolidated financial statements), we are presently in litigation with Pro-Fit Holdings Limited regarding our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit’s patented technology. Our growth prospects, results of operations and financial condition have been materially adversely affected due to our dispute with Pro-Fit not being resolved in a manner favorable to us.

Results of Operations

        The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Net Sales	100.0%	100.0%
Cost of goods sold	69.5	72.4
Gross profit	30.5	27.6
Selling expenses	7.9	7.2
General and administrative expenses	30.8	33.5
Interest & taxes	9.9	5.3
Net income (loss)	(18.1)%	(18.4)%

        Sales

        For the three months ended March 31, 2009 and 2008, sales by geographic region based on the location of the customer as a percentage of sales were as follows:

	Three Months Ended March 31,
	2009	2008
United States	10.0%	6.6%
Hong Kong	37.1	36.6
China	17.9	19.2
India	5.2	7.1
Bangladesh	8.4	7.3
Other	21.5	23.2
Total	100.0%	100.0%

Sales for the three months ended March 31, 2009 were $6.5 million, a decrease of $3.5 million, or 34.7%, from the same period in 2008. The net decrease reflects the impact of the global recession on the apparel industry and the corresponding lower demand for our Talon zipper and trim products. The apparel industry and our customers are expected to be adversely impacted by this recession for most of 2009, and perhaps into early 2010, depending upon the global economic trends. The effect of this recession on sales of our products will correlate with the overall impact of the retail sales results of our customers.

        Gross Profit

        Gross profit for the three months ended March 31, 2009 was $2.0 million, as compared to $2.8 million for the same period in 2008. The decrease in gross profit for the three months ended March 31, 2009 as compared to the same period in 2008 was principally attributable to lower overall sales volumes, offset by a higher direct margin resulting from a change in the mix in sales by product group and lower inventory costs.

        A brief recap of the factors effecting the change in gross profit for the three months ended March 31, 2009 as compared with the same periods in 2008 is as follows:

	Three Months Ended March 31, 2009
	Amount	%(1)
Gross profit decrease as a result of:
Lower volumes	$(1,202,100)	(43.6)
Decreased overhead	130,800	4.7
Decreased outside services	93,000	3.4
Product margin mix	204,500	7.4
Gross profit decrease	$(773,800)	(28.1)

(1)     Represents the percentage change in the 2009 period, as compared to the same period in 2008.

        Selling expenses

        Selling expenses for the three months ended March 31, 2009 were $0.5 million, or 7.9% of sales, as compared to $0.7 million, or 7.2% of sales, for the same period in 2008. Sales costs decreased in dollar terms primarily due to a decrease in employees and related employee costs. In addition, other production and marketing costs also decreased as we continue to closely monitor all spending levels.

        General and administrative expenses

        General and administrative expenses for the three months ended March 31, 2009 were $2.0million, or 30.8% of sales, as compared with $3.3 million, or 33.5% of sales, for the same period in 2008. The general and administrative expenses in 2008 include $724,000 in compensation and related costs mainly associated with the severance of the former chief executive officer and chief operating officer. The remaining net decrease is primarily a result of fewer employees and thus lower employee costs of about $158,000; lower professional and other outside services of $232,000 primarily as the result of the termination of a related party consulting contract, lower Tekfit consulting costs and lower information technology costs; lower facilities and maintenance costs of $56,000 as we reduced our leased facilities and lower depreciation costs of $99,000 for idle equipment, which we have classified as for sale and are no longer depreciating.

        Interest expense and interest income

        Interest expense increased by approximately $87,000 to $636,900 for the three months ended March 31, 2009, as compared to the same period in 2008 due to increased borrowings under our revolving credit and term loan facility and the related amortization of deferred financing costs and debt discounts.

        Interest income for the three months ended March 31, 2009 decreased by approximately $17,100 to $300 due primarily to the impairment of the related party receivable and other bank interest income.

        A brief summary of interest expense and interest income is presented below:

	Three Months Ended March 31,
	2009	2008
Cash interest expense	$295,100	$323,300
Amortization of deferred financing costs & debt discounts	342,100	243,700
Interest expense	637,200	567,000
Interest income	(300)	(17,400)
Interest expense, net	$636,900	$549,600

        Income taxes

        There was an income tax provision of $6,400 for the three months ended March 31, 2009 versus a tax benefit of $21,000 in the same period in 2008. The net tax provision for the three months in 2009 and net tax benefit for the three months in 2008 are associated with domestic state income taxes, foreign withholding taxes from our domestic royalty charges to our foreign operations offset by a tax benefit for carry-forward losses in our foreign offices.

Liquidity and Capital Resources

        The following table summarizes selected financial data at (amounts in thousands):

	March 31, 2009	December 31, 2008
Cash and cash equivalents	$1,123	$2,400
Total assets	14,951	15,603
Current liabilities	11,027	10,899
Non-current liabilities	13,826	13,466
Stockholders' deficit	(9,903)	(8,762)

        Cash and cash equivalents

Cash and cash equivalents decreased by $1,277,000 at March 31, 2009 as compared to December 31, 2008, due to cash used by operating activities, capital expenditures and repayment of debt.

        Cash used by operating activities is our primary recurring source and use of funds and was a net use of approximately $821,000 for the three months ended March 31, 2009. The cash provided by (used by) operating activities during the three months resulted principally from (in thousands):

Net loss before non-cash expenses	$(626)
Inventory increases, net of reserves	(350)
Receivable decreases, net of reserves	31
Increase in accounts payable and accrued expense	268
Other	(144)
$(821)

        Net cash used in operating activities principally reflects the impact of the operating loss that occurred during the quarter and temporary seasonal increases in our inventory as we approach the peak apparel season, offset partially by increased liability for these purchases to our trade suppliers.

        Net cash used in investing activities for the three months ended March 31, 2009 was $314,000 as compared to $98,000 for the three months ended March 31, 2008. In 2009, these expenditures were principally associated with improvements in our technology systems, and in 2008, these expenditures were associated with leasehold improvements in new facilities and office equipment for new employees.

        Net cash used by financing activities for the three months ended March 31, 2009 was approximately $144,000 and primarily reflects payments for our notes payable and capital lease obligations. For the three months ended March 31, 2008, net cash provided by financing activities was $397,000 and primarily reflects our borrowings against our available revolver line of credit, net of repayment of borrowings under notes payable and capital lease obligations

        On June 27, 2007, we entered into a Revolving Credit and Term Loan Agreement with Bluefin Capital, LLC that provides for a $5.0 million revolving credit loan and a $9.5 million term loan for a three year period ending June 30, 2010. Bluefin Capital subsequently assigned its rights and obligations under the credit facility agreements to an affiliate, CVC California, LLC (“CVC”).  The revolving credit portion of the facility, as amended, permits borrowings based upon a formula including 85% of eligible receivables and 55% of eligible inventory and provides for monthly interest payments at the prime rate (5.25% at December 31, 2008) plus 2.0%.  The term loan bears interest at 8.5% annually with quarterly interest payments and repayment in full at maturity.  Borrowings under both credit facilities are secured by all of our assets. There was $3,000 and $879,000 in available borrowings at December 31, 2008 and December 31, 2007, respectively.

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

        Under the terms of the credit agreement, as amended, we are required to meet certain coverage ratios, among other restrictions including a restriction from declaring or paying a dividend prior to repayment of all the obligations. The financial covenants, as amended, require that we maintain at the end of each fiscal quarter “EBITDA” (as defined in the agreement) in excess of the principal and interest payments for the same period of not less than $1.00 and in excess of ratios set out in the agreement for each quarter. We failed to satisfy the minimum EBITDA requirement for quarter ended December 31, 2008 as well as the quarter ended March 31, 2009, and in connection with such failures, on March 31, 2009 we entered into an amendment to our existing revolving credit and term loan agreement with CVC. The amendment provided for the following: issuance of an additional term note to CVC in the principal amount of $225,210 in lieu of paying a cash waiver fee in connection with our failures to satisfy the EBITDA requirements for the quarters ended December 31, 2008 and March 31, 2009; deferral of the term note quarterly interest payment of $215,000 due April 1, 2009; a temporary increase to the borrowing base formulas and calculations under the revolving credit facility; the re-lending by CVC of $125,000 under the term loan portion of credit facility; a consent to allow us to sell equipment that has been designated as held for sale more fully described in Note 9 to the consolidated financial statements; and the granting to CVC of the right to designate a non-voting observer to attend all meetings of our Board of Directors.

        We financed building, land and equipment purchases through notes payable and capital lease obligations expiring through June 2011. The building and land mortgage were fully paid when the property was sold in October 2008. The remaining equipment obligations bear interest at rates of 6.6% and 12.1% per annum, and under these obligations, we are required to make monthly payments of principal and interest.

        The outstanding balance including accrued interest of our demand notes payable to related parties at March 31, 2009 and December 31, 2008 was $224,000 and $222,000, respectively. The demand notes of $85,000 bear interest at 10%, have no scheduled monthly payments and are due within fifteen days following demand.

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

        The extent of our future long-term capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of future acquisitions, our borrowing base availability limitations related to eligible accounts receivable and inventories and our expansion into foreign markets. Our need for additional long-term financing includes the integration and expansion of our operations to exploit our rights under our Talon trade name, the expansion of our operations in the Asian, Central and South American and Caribbean markets and the further development of our waistband technology. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we may need to raise additional debt or equity financing in order to provide for our operations. We are continually evaluating various financing strategies to be used to expand our business and fund future growth or acquisitions. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. If we are unable to secure additional financing, we may not be able to execute our plans for expansion, including expansion into foreign markets to promote our Talon brand trade name, and we may need to implement additional cost savings initiatives, any of which could have a material adverse effect on our financial condition and results of operations and affect our ability to operate as a going concern. See Note 3 to the consolidated financial statements.

Contractual Obligations and Off-Balance Sheet Arrangements

        The following summarizes our contractual obligations at March 31, 2009 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Demand notes payable to related parties (1)	$224,000	$224,000	$—	$—	$—
Capital lease obligations	135,200	113,200	19,300	2,700	—
Operating leases	842,700	472,100	370,600	—	—
Revolver and term note	16,420,800	844,100	15,576,700	—	—
Other notes payable	71,700	71,700	—	—	—
Total Obligations	$17,694,400	$1,725,100	$15,966,600	$2,700	$—

(1)	The majority of notes payable to related parties are due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment, and include accrued interest payable through March 31, 2009.

        At March 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

        See Note 15 to the consolidated financial statements for a discussion of related party transactions.

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

        Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

o	Accounts and note receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

                            The net bad debt expenses, recoveries and allowances for the three months ended March 31, 2009 and 2008 are as follows:

	2009	2008
Bad debt expenses for accounts receivable	$4,670	$23,700
Recoveries	—	25,000
Allowance for doubtful accounts	222,600	91,000
Allowance for doubtful accounts, related party	486,725	—

o	Inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market value and are all substantially finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead costs. Inventory is evaluated on a continual basis and reserve adjustments are made based on management's estimate of future sales value, if any, of specific inventory items. Inventory reserves are recorded for damaged, obsolete, excess, impaired and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. Inventory reserve expense for each of the three months ended March 31 2009 and 2008 was $0.

o	We record deferred tax assets arising from temporary timing differences between recorded net income and taxable net income when and if we believe that future earnings will be sufficient to realize the tax benefit. For those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided. If we determine that we may not realize all of our deferred tax assets in the future, we will make an adjustment to the carrying value of the deferred tax asset, which would be reflected as an income tax expense. Conversely, if we determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would be required to reverse the valuation allowance, which would be reflected as an income tax benefit. We believe that our estimate of deferred tax assets and determination to record a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income, which is susceptible to change and dependent upon events that may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on the balance sheet and results of operations. See Note 12 to the consolidated financial statements.

o	We record impairment charges when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is measured by assessing the usefulness of an asset or by comparing the carrying value of an asset to its fair value. Fair value is typically determined using quoted market prices, if available, or an estimate of undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of impairment loss is calculated as the excess of the carrying value over the fair value. Changes in market conditions and management strategy have historically caused us to reassess the carrying amount of our long-lived assets. See Note 9 to the consolidated financial statements.

o	Sales are recognized when persuasive evidence of an arrangement exists, product title has passed, pricing is fixed or determinable and collection is reasonably assured. Sales resulting from customer buy-back agreements, or associated inventory storage arrangements are recognized upon delivery of the products to the customer, the customer's designated manufacturer, or upon notice from the customer to destroy or dispose of the goods. Sales, provisions for estimated sales returns and the cost of products sold are recorded at the time title transfers to customers. Actual product returns are charged against estimated sales return allowances, which returns have been insignificant.

o	We are currently involved in various lawsuits, claims and inquiries, most of which are routine to the nature of the business and in accordance with SFAS No. 5, "Accounting for Contingencies." We accrue estimates of the probable and estimable losses for the resolution of these claims. The ultimate resolution of these claims could affect our future results of operations for any particular quarterly or annual period should our exposure be materially different from our earlier estimates or should liabilities be incurred that were not previously accrued.

New Accounting Pronouncements

        In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP 157-4 is not expected to have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is not expected to have a material impact on our consolidated financial statements upon implementation in the second quarter of 2009.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.

        Not applicable.

Item 4T.    Controls and Procedures

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

        As of the end of the period covered by this report, management, with the participation of Lonnie D. Schnell, our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, Mr. Schnell concluded that these disclosure controls and procedures were effective as of the end of the period covered in this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

        During the first quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings

        On October 12, 2005, a shareholder class action complaint was filed in the United States District Court for the Central District of California (“District Court”) against the Company, Colin Dyne, Mark Dyne, Ronda Ferguson and August F. Deluca (collectively, the “Individual Defendants” and, together with the Company, “Defendants”).  The action is styled Huberman v.Tag-It Pacific, Inc., et al., Case No. CV05-7352 R(Ex). On January 23, 2006, the District Court heard competing motions for appointment of lead plaintiff. The District Court appointed Seth Huberman as the lead plaintiff (“Plaintiff”). On March 13, 2006, Plaintiff filed an amended complaint. Plaintiff’s amended complaint alleged that defendants made false and misleading statements about the Company’s financial situation and the Company’s relationship with certain of the Company’s large customers. The action was brought on behalf of all purchasers of the Company’s publicly-traded securities during the period from November 13, 2003, to August 12, 2005. The amended complaint purports to state claims under Section 10(b)/Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. On August 21, 2006, Defendants filed their answer to the amended complaint, denying the material allegations of wrongdoing. On February 20, 2007, the District Court denied class certification. On April 2, 2007, the District Court granted Defendants’ motion for summary judgment, and on or about April 5, 2007, the Court entered judgment in favor of all Defendants. On or about April 30, 2007, Plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”), and his opening appellate brief was filed on October 15, 2007. Defendants’ brief was filed on November 28, 2007. The Ninth Circuit held oral arguments on October 23, 2008. On January 16, 2009, the Ninth Circuit issued an unpublished memorandum, instructing the District Court to certify a class, reversing the District Court’s grant of summary judgment, and remanding for further proceedings consistent with its decision.  The District Court has rescheduled a status conference for June 15, 2009.  The Company intends to vigorously defend this lawsuit; however, the outcome of this lawsuit or an estimate of the potential losses, if any, related to the lawsuit cannot be reasonably predicted, and an adverse resolution of the lawsuit could potentially have a material adverse effect on the Company’s financial position and results of operations.

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

Item 1A.   Risk Factors

        Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. No material change to such risk factors has occurred during the three months ended March 31, 2009.

Item 6.      Exhibits

Exhibit No.	Description
10.19.4	Amendment No. 4 to the Revolving Credit and Term Loan Agreement, dated March 31, 2009, between Talon International, Inc. and CVC California, LLC.

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2009	TALON INTERNATIONAL, INC. /s/ Lonnie D. Schnell By: Lonnie D. Schnell Its: Chief Executive Office & Chief Financial Officer