Form 10-Q
period 2009-06-30
TALON INTERNATIONAL, INC.
filed 2009-08-14
CIK 1047881

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

                  For the quarterly period ended June 30, 2009.

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

                              Yes [ ]   No [ ]

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

         Large accelerated filer [ ]               Accelerated filer [ ]
         Non-accelerated filer [ ]                 Smaller reporting company [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

         At August 13, 2009 the issuer had 20,291,433 shares of Common Stock, $.001 par value, issued and outstanding.


================================================================================

                            TALON INTERNATIONAL, INC.
                               INDEX TO FORM 10-Q



PART I   FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Financial Statements..................................................3

         Consolidated Balance Sheets as of June 30, 2009 (Unaudited)
            and December 31, 2008 .............................................3

         Consolidated Statements of Operations for the Three Months
            and the Six Months Ended June 30, 2009 and 2008 (Unaudited)........4

         Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2009 and 2008 (Unaudited)................5

         Notes to the Consolidated Financial Statements........................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........33

Item 4T. Controls and Procedures..............................................33


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................34

Item 1A. Risk Factors ........................................................35

Item 6.  Exhibits ............................................................35

                            TALON INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,      December 31,
                                                                                   2009            2008
                                                                               ------------    ------------
                                                                               (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents ...............................................   $  2,215,007    $  2,399,717
   Accounts receivable, net ................................................      5,409,918       3,856,613
   Inventories, net ........................................................      1,935,198       1,669,149
   Prepaid expenses and other current assets ...............................        651,744         473,955
                                                                               ------------    ------------
Total current assets .......................................................     10,211,867       8,399,434

Property and equipment, net ................................................      2,144,479       2,084,244
Fixed assets held for sale .................................................        407,009         407,655
Due from related parties ...................................................        200,000         200,000
Intangible assets, net .....................................................      4,110,751       4,110,751
Other assets ...............................................................        288,761         400,494
                                                                               ------------    ------------
Total assets ...............................................................   $ 17,362,867    $ 15,602,578
                                                                               ============    ============

Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable .........................................................   $  8,930,217    $  7,674,768
  Accrued legal costs ......................................................        540,679         383,075
  Other accrued expenses ...................................................      2,465,014       2,292,681
  Revolver note payable ....................................................      4,990,483            --
  Term note payable, net of discounts ......................................      9,112,891            --
  Demand notes payable to related parties ..................................        225,810         222,264
  Current portion of capital lease obligations .............................         95,014         182,444
  Current portion of notes payable .........................................         46,427         144,064
                                                                               ------------    ------------
Total current liabilities ..................................................     26,406,535      10,899,296

Capital lease obligations, net of current portion ..........................          8,704           1,910
Revolver note payable, net of current portion ..............................           --         4,638,988
Term notes payable, net of discounts and current portion ...................           --         8,067,428
Other long term liabilities ................................................        718,925         756,888
                                                                               ------------    ------------
Total liabilities ..........................................................     27,134,164      24,364,510
                                                                               ------------    ------------

Commitments and contingencies (Note 13)

Stockholders' Deficit:
   Preferred stock Series A, $0.001 par value; 250,000 shares authorized; no
   shares issued or outstanding ............................................           --              --

   Common stock, $0.001 par value, 100,000,000 shares authorized; 20,291,433
     shares issued and outstanding at June 30, 2009 and December 31, 2008 ..         20,291          20,291
  Additional paid-in capital ...............................................     54,859,305      54,769,072
  Accumulated deficit ......................................................    (64,754,705)    (63,651,032)
  Accumulated other comprehensive income ...................................        103,812          99,737
                                                                               ------------    ------------
Total stockholders' deficit ................................................     (9,771,297)     (8,761,932)
                                                                               ------------    ------------
Total liabilities and stockholders' deficit ................................   $ 17,362,867    $ 15,602,578
                                                                               ============    ============

           See accompanying notes to consolidated financial statements

                            TALON INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Three Months                    Six Months
                                                               Ended June 30,                 Ended June 30,
                                                        ---------------------------    ----------------------------
                                                            2009           2008            2009            2008
                                                        ------------   ------------    ------------    ------------
Net sales ...........................................   $ 12,583,765   $ 17,020,629    $ 19,099,519    $ 27,006,118
Cost of goods sold ..................................      9,022,318     12,119,725      13,553,905      19,347,249
                                                        ------------   ------------    ------------    ------------
   Gross profit .....................................      3,561,447      4,900,904       5,545,614       7,658,869

Selling expenses ....................................        531,365        767,865       1,046,909       1,487,828
General and administrative expenses .................      2,198,037      3,082,164       4,201,830       6,430,400
                                                        ------------   ------------    ------------    ------------
   Total operating expenses .........................      2,729,402      3,850,029       5,248,739       7,918,228

Income (loss) from operations .......................        832,045      1,050,875         296,875       (259,359)
Interest expense, net ...............................        661,087        643,130       1,298,038       1,192,644
                                                        ------------   ------------    ------------    ------------
Income (loss) before provision for (benefit from)
   income taxes .....................................        170,958        407,745      (1,001,163)     (1,452,003)
Provision for (benefit from) income taxes ...........         96,103       (190,412)        102,510        (211,416)
                                                        ------------   ------------    ------------    ------------
   Net Income (loss) ................................   $     74,855   $    598,157    $ (1,103,673)   $ (1,240,587)
                                                        ============   ============    ============    ============
Basic income (loss) per share .......................   $       0.01   $       0.03    $      (0.05)   $      (0.06)
                                                        ============   ============    ============    ============
Diluted income (loss) per share .....................   $       0.01   $       0.03    $      (0.05)   $      (0.06)
                                                        ============   ============    ============    ============

Weighted average number of common shares outstanding:
   Basic ............................................     20,291,433     20,291,433      20,291,433      20,291,433
                                                        ============   ============    ============    ============
   Diluted ..........................................     20,291,433     20,291,433      20,291,433      20,291,433
                                                        ============   ============    ============    ============

          See accompanying notes to consolidated financial statements.

                            TALON INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Six Months Ended June 30,
                                                                  ----------------------------
                                                                      2009            2008
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ....................................................   $ (1,103,673)   $ (1,240,587)
  Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
     Depreciation and amortization ............................        363,881         546,844
     Loss on disposal of property and equipment ...............          5,462            --
     Amortization of deferred financing cost and debt discounts        699,340         556,755
     Bad debt expense (recovery) ..............................         77,373          (5,326)
     Decrease in inventory valuation reserves .................           --          (340,312)
     Stock based compensation .................................         90,233         284,433
  Changes in operating assets and liabilities:
     Accounts receivables, including related party ............     (1,632,941)     (3,591,529)
     Inventories ..............................................       (266,046)        154,092
     Prepaid expenses and other current assets ................       (178,697)        370,532
     Other assets .............................................         68,423         (50,012)
     Accrued legal costs ......................................        157,604        (261,181)
     Accounts payable and other accrued expenses ..............      1,662,000       4,767,304
                                                                  ------------    ------------
     Net cash provided by (used in) operating activities ......        (57,041)      1,191,013
                                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment .......................       (419,082)       (132,754)
  Proceeds from sale of equipment .............................          1,822          12,045
                                                                  ------------    ------------
     Net cash used in investing activities ....................       (417,260)       (120,709)
                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolver note borrowings ....................................        351,495         700,000
  Repayment of revolver note borrowings .......................           --          (500,000)
  Term note borrowings, net of issuance costs .................        125,000            --
  Payments on term note .......................................           --          (125,000)
  Payment of notes payable ....................................        (97,637)       (147,110)
  Payment of capital leases ...................................        (91,130)       (180,157)
                                                                  ------------    ------------
     Net cash provided by (used in) financing activities ......        287,728        (252,267)
                                                                  ------------    ------------
Net effect of foreign currency exchange translation on cash ...          1,863           4,509
                                                                  ------------    ------------
Net increase (reduction) in cash and cash equivalents .........       (184,710)        822,546
Cash and cash equivalents at beginning of period ..............      2,399,717       2,918,858
                                                                  ------------    ------------
Cash and cash equivalents at end of period ....................   $  2,215,007    $  3,741,404
                                                                  ============    ============

           See accompanying notes to consolidated financial statements

                            TALON INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

Supplemental disclosures of cash flow information:
                                                             Six Months Ended June 30,
                                                           ----------------------------
                                                               2009            2008
                                                           ------------    ------------
  Cash received (paid) during the period for:
   Interest paid .......................................   $   (599,705)   $   (671,906)
   Interest received ...................................   $      1,007    $      9,096
   Income tax paid .....................................   $    (30,059)   $    (10,553)
  Non-cash financing activities:
   Note payable issued in modification of loan agreement           --      $  1,000,000
   Debt waiver / modification fee ......................   $    225,210    $    145,000
   Effect of foreign currency translation on net assets    $      4,075    $    113,027
   Capital lease obligation ............................   $     10,494    $       --

           See accompanying notes to consolidated financial statements

                            TALON INTERNATIONAL, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  PRESENTATION OF INTERIM INFORMATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of Talon International, Inc. and its consolidated subsidiaries (collectively, the "Company"), are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-K for the year ended December 31, 2008. The balance sheet as of December 31, 2008 has been derived from the audited financial statements as of that date but omits certain information and footnotes required for complete financial statements.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced substantial recurring losses from operations on declining revenues and has an accumulated deficit of $64.8 million as of June 30, 2009. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. See Note 3 "Significant Risks and Uncertainties".

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A complete description of the Company's Significant Accounting Policies is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, and should be read in conjunction with these unaudited consolidated financial statements. The Significant Accounting Policies noted below are only those policies that have changed materially or have supplemental information included for the periods presented here.

         ALLOWANCE FOR ACCOUNTS AND NOTES RECEIVABLE DOUBTFUL ACCOUNTS

         The Company is required to make judgments as to the collectability of accounts and notes receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts and notes receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables or note receivable to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified. Bad debt expense for the three and six months ended June 30, 2009 is $72,703 and $77,373 respectively. Bad debt recoveries for the three and six months ended June 30, 2008 are $4,021 and $5,326, respectively.

         FAIR VALUE MEASUREMENTS

         The Company has adopted SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

                            TALON INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. As of June 30, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The fair value of these assets and liabilities was determined using observable criteria and at June 30, 2009 was equal to their stated values, except the Related Party Note Receivable of $200,000 and the Assets Held for Sale of $407,000, both of which used unobservable criteria to determine their value. There were no material adjustments to the fair value of these assets for the three or six months ended June 30, 2009.

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

         SELLING EXPENSES - Selling expenses primarily include sales salaries and commissions, travel and entertainment, marketing and other sales related costs. Marketing and advertising efforts are expensed as incurred and for the three and six months ended June 30, 2009 were $2,051 and $29,195, respectively, compared to $10,581 and $52,696 for the three and six months ended June 30, 2008, respectively.

         GENERAL  AND  ADMINISTRATIVE  EXPENSES  -  General  and  administrative expenses primarily include administrative salaries, employee benefits, professional service fees, facility expenses, information technology costs, investor relations, travel and entertainment, depreciation and amortization, bad debts and other general corporate expenses.

         INTEREST EXPENSE, NET - Interest expense reflects the cost of borrowing and amortization of deferred financing costs and discounts. Interest expense for the three and six months ended June 30, 2009 totaled $661,800 and $1,299,000, respectively. For the three and six months ended June 30, 2008, interest expense was $658,000 and $1,225,600, respectively. Interest income consists of earnings from outstanding amounts due to the Company under notes and other interest bearing receivables. The Company recorded interest income of $700 and $1,000 respectively, for the three and six months ended June 30, 2009, as compared to $15,500 and $32,900 for the same periods in 2008.

         FOREIGN CURRENCY TRANSLATION

         The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for our subsidiaries in China and India. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. Included in other accumulated comprehensive income were a cumulative foreign currency translation adjustment gain of $103,812 and $99,737 at June 30, 2009 and December 31, 2008, respectively.

                            TALON INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

         COMPREHENSIVE INCOME (LOSS)

         Comprehensive income consists of net income (loss) and unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive income (loss) and its components for the three and six months ended June 30, 2009 and 2008 is as follows:

                                        Three Months Ended            Six Months Ended
                                             June 30,                     June 30,
                                     -------------------------   --------------------------
                                         2009          2008          2009           2008
                                     -----------   -----------   -----------    -----------
Net income (loss) ................   $    74,855   $   598,157   $(1,103,673)   $(1,240,587)
Other comprehensive income (loss):
Available for sale securities ....          --         160,000          --         (500,000)
Foreign currency translation .....         7,160       101,607         4,075        113,027
                                     -----------   -----------   -----------    -----------
Total comprehensive income (loss)    $    82,015   $   859,764   $(1,099,598)   $(1,627,560)
                                     ===========   ===========   ===========    ===========

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

NOTE 3.  SIGNIFICANT RISKS AND UNCERTAINTIES

         The Company's consolidated financial statements have been prepared on a going concern basis of accounting which contemplates the continuity of operations and the realization of assets, liabilities and commitments in the normal course of business. During the first six months of fiscal year 2009 and fiscal year 2008, the Company experienced losses from operations and has an accumulated deficit as of June 30, 2009 of $64,754,705. As of December 31, 2008, the Company failed to meet the minimum EBITDA requirements in the Revolving Credit and Term Loan Agreement with CVC California, LLC ("CVC") and was required to pay a fee to waive these requirements at December 31, 2008. Additionally, the Company did not meet the minimum EBITDA covenants at March 31, 2009, and it has also paid a waiver fee to the lender for this period. The company was not in default of the covenants at June 30, 2009; however it is uncertain whether the Company will be in compliance with the financial covenants in future quarters.

         Our consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that would be required if a default occurred and the Company was unable to obtain a waiver or modify the covenants. Should the Company fail to be in compliance with these covenants for three successive quarters and was unable to obtain a waiver or amend these covenants, the Company may be unable to continue as a going concern.

         The Company's performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers, which constitute many of its largest customers. Consumer spending recently has deteriorated significantly and may remain depressed, or be subject to further deterioration for the foreseeable

                            TALON INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

future. The worldwide apparel industry is heavily influenced by general economic cycles. Purchases of fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines. Many factors affect the level of consumer spending in the apparel industries, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, the Company may not be able to maintain or increase the sales to existing customers, make sales to new customers or maintain our earnings from operations as a percentage of net sales. As a result, the operating results may be adversely and materially affected by sustained or further downward trends in the United States or global economy. The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitable operations.

         In response to these conditions, the Company has taken steps to significantly reduce its operating costs, eliminate employees in response to lower volumes, curtail capital and discretionary spending to better align the Company's organizational and cost structures with future Company and industry expectations and uncertainties and insure the Company will have sufficient cash flow to cover its operating needs. The Company has also implemented programs to increase sales incentives, to secure preferred supplier status with customers and to accelerate cash collections from customers. There can be no assurance; however, that the Company will be successful in these matters or that these steps will be sufficient to ensure the Company can continue as a going concern.

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

         In April 2009, the FASB issued FSP FAS 157-4, "DETERMINING FAIR VALUE WHEN VOLUME AND LEVEL OF ACTIVITY FOR THE ASSET OR LIABILITY HAVE SIGNIFICANTLY DECREASED AND IDENTIFYING TRANSACTIONS THAT ARE NOT ORDERLY" (FSP 157-4). FSP
157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 was effective beginning in the second quarter of fiscal year 2009. The adoption of FSP 157-4 did not have a material impact on the consolidated financial statements.

         In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "RECOGNITION AND PRESENTATION OF OTHER-THAN-TEMPORARY Impairment" (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing "intent and ability" indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 was effective beginning in the second quarter of fiscal year 2009. The implementation of FSP 115-2/124-2 did not have a material impact on the consolidated financial statements.

         In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "INTERIM DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS" (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, "DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS." Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes

                            TALON INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and did not have a material impact on the consolidated financial statements.

         In April 2009, the FASB issued FSP SFAS No. 141R-1, ACCOUNTING FOR ASSETS ACQUIRED AND LIABILITIES ASSUMED IN A BUSINESS COMBINATION THAT ARISE FROM CONTINGENCIES. FSP SFAS 141R-1 amends the guidance in SFAS 141R relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company has adopted FSP SFAS 141R as of the beginning of fiscal 2009 and it did not have a material impact on the consolidated financial statements. The Company will apply the requirements of FSP FAS 141R-1 prospectively to any future acquisitions.

          In May 2009, the FASB issued SFAS No. 165, SUBSEQUENT EVENTS ("SFAS No. 165"). SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 was adopted by the Company in the second quarter of 2009 and did not have a material impact on the consolidated financial statements. The subsequent events have been evaluated through August 14, 2009, which is the date the financial statements were issued.

         In June 2009, the FASB issued SFAS No. 166, ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS--an amendment of FASB Statement No. 140 (SFAS No. 166"). SFAS No. 166 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows and a transferor's continuing involvement, if any, in transferred financial assets. SFAS No. 166 is applicable for annual periods beginning after November 15, 2009.

         The implementation of SFAS No. 165 and 166 is not expected to have a material impact on the consolidated financial statements.

                            TALON INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

NOTE 5.  INCOME (LOSS) PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations:

                                            Income
THREE MONTHS ENDED JUNE 30, 2009:           (loss)         Shares       Per Share
--------------------------------          -----------    -----------   -----------
Basic Income per share:
  Available to common stockholders ....   $    74,855     20,291,433   $      0.01

Effect of Dilutive Securities:
Options ...............................          --             --            --
Warrants ..............................          --             --            --
                                          -----------    -----------   -----------
Income available to common stockholders   $    74,855     20,291,433   $      0.01
                                          ===========    ===========   ===========

THREE MONTHS ENDED JUNE 30, 2008:
--------------------------------
Basic Income per share:
  Available to common stockholders ....   $   598,157     20,291,433   $      0.03

Effect of Dilutive Securities:
Options ...............................          --             --            --
Warrants ..............................          --             --            --
                                          -----------    -----------   -----------
Income available to common stockholders   $   598,157     20,291,433   $      0.03
                                          ===========    ===========   ===========

SIX MONTHS ENDED JUNE 30, 2009:
------------------------------
Basic Loss per share:
  Available to common stockholders ....   $(1,103,673)    20,291,433   $     (0.05)

Effect of Dilutive Securities:
Options ...............................          --             --            --
Warrants ..............................          --             --            --
                                          -----------    -----------   -----------
Loss available to common stockholders .   $(1,103,673)    20,291,433   $     (0.05)
                                          ===========    ===========   ===========

SIX MONTHS ENDED JUNE 30, 2008:
------------------------------
Basic Loss per share:
  Available to common stockholders ....   $(1,240,587)    20,291,433   $     (0.06)

Effect of Dilutive Securities:
Options ...............................          --             --            --
Warrants ..............................          --             --            --
                                          -----------    -----------   -----------
Loss available to common stockholders .   $(1,240,587)    20,291,433   $     (0.06)
                                          ===========    ===========   ===========


         Warrants to purchase 318,495 shares of common stock exercisable at $3.65 per share and options to purchase 5,398,100 shares of common stock exercisable between $0.11 and $5.23 per share, were outstanding for the three and six months ended June 30, 2009, but were not included in the computation of diluted income (loss) per share because exercise or conversion would have an antidilutive effect on the income (loss) per share.

                            TALON INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

         Warrants to purchase 891,313 shares of common stock exercisable between $3.65 and $4.74 and options to purchase 7,057,235 shares of common stock exercisable between $0.20 and $5.23, were outstanding for the three and six months ended June 30, 2008, but were not included in the computation of diluted income (loss) per share because the effect of exercise or conversion would have an antidilutive effect on income (loss) per share.

NOTE 6.  MARKETABLE SECURITIES

         The Company entered into an agreement with Azteca Production International, Inc. ("Azteca"), a former distributor of Talon products, effective December 31, 2007, in settlement of an existing note receivable obligation. The agreement called for Azteca to deliver 2,000,000 shares of unrestricted common stock in a separate public corporation with a value of $1,040,000 in exchange for cancellation of the note. On January 30, 2008, the unrestricted shares were delivered by Azteca. In the third quarter of 2008 the Company determined that this asset had been permanently impaired and recognized a valuation reserve for the full value of the investment of $1,040,000 at September 30, 2008. An unrealized gain of $160,000 and unrealized loss of $500,000 were previously recognized in other comprehensive income for the three and six months ended June 30, 2008, respectively.

NOTE 7.  ACCOUNTS AND NOTE RECEIVABLE

         Accounts receivable are included on the accompanying consolidated balance sheets net of an allowance for doubtful accounts. The total allowance for doubtful accounts at June 30, 2009 and December 31, 2008 was $189,800 and $217,300, respectively.

         Due from related parties at June 30, 2009 and December 31, 2008 includes $699,680 and 674,010, respectively, of unsecured notes, advances and accrued interest receivable from Colin Dyne, a director and stockholder of the Company. The Company has a valuation reserve against this note of $499,680 and $474,010 at June 30, 2009 and December 31, 2008, respectively.

         In determining the fair value of the Note Receivable, the Company has analyzed the expected recovery of the note amount and collection period through anticipated payments from commissions earned on business opportunities presented to the Company. The Company generally pays a commission of approximately 6% of sales for these business opportunities realized.

NOTE 8.  INVENTORIES

         Inventories are stated at the lower of cost, determined using the first-in, first-out ("FIFO") basis, or market value and are all categorized as finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead costs. Inventory valuation reserves are recorded for damaged, obsolete, excess and slow-moving inventory. The Company uses estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

                            TALON INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

Inventories consist of the following:

                                            June 30,      December 31,
                                              2009            2008
                                          ------------    ------------

         Finished goods ...............   $  3,099,487    $  2,880,319
         Less reserves ................     (1,164,289)     (1,211,170)
                                          ------------    ------------
         Total inventories ............   $  1,935,198    $  1,669,149
                                          ============    ============

NOTE 9.  FIXED ASSETS HELD FOR SALE

         The Company has machinery and equipment formerly used for the production of zipper chain and the assembly of finished zippers. This equipment was originally associated with the production and assembly facilities in North Carolina and in Mexico and was temporarily rendered idle with the closing of those operations in 2005. The Company relocated this equipment to Asia in 2008 to more effectively redeploy or sell the equipment. The Company has analyzed the cash flow of the potential sales value of the equipment and determined that it is likely that a sale of this equipment will not recover its carrying value. As a result, at December 31, 2008 the Company recorded an impairment charge of $2,026,000 for the difference from the estimated sales value of the equipment and the previous carrying value. The adjusted carrying value of the equipment at June 30, 2009 is $349,009.

         The Company also determined that certain components of its Tekfit equipment, which is used in the manufacture of the Tekfit proprietary stretch waistband, will not be redeployed as a consequence of lower demand for this product and the affect of the current economic crisis on the apparel industry. As a result at December 31, 2008 the Company recorded an impairment charge of $403,500 for the equipment which will not be utilized in foreseeable operations. The adjusted carrying value of the equipment at June 30, 2009 is $58,000.

NOTE 10. DEBT FACILITY

         On June 27, 2007, the Company entered into a Revolving Credit and Term Loan Agreement with Bluefin Capital, LLC that provides for a $5.0 million revolving credit loan and a $9.5 million term loan for a three year period ending June 30, 2010. Bluefin Capital subsequently assigned its rights and obligations under the credit facility agreements to an affiliate, CVC California, LLC ("CVC"). The revolving credit portion of the facility permitted borrowings based upon a formula including 75% of the Company's eligible receivables and 55% of eligible inventory, and provided for monthly interest payments at the prime rate (5.25% at June 30, 2009) plus 2.0%. The term loan bears interest at 8.5% annually with quarterly interest payments and repayment in full at maturity. Borrowings under both credit facilities are secured by all of the assets of the Company.

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

                            TALON INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

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

                            TALON INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

         As of June 30, 2009, the Company had outstanding borrowings of $10,725,210 under the term notes (discounted carrying value of $9,112,891), and $4,990,483 under the revolving credit note.

         Interest  expense  related  to  the  Revolving  Credit  and  Term  Loan
Agreement for the three and six months ended June 30, 2009 was $652,400 and $1,275,880, respectively, which includes $357,240 and $699,340 in amortization of discounts and deferred financing costs for the same periods.

         Interest  expense  related  to  the  Revolving  Credit  and  Term  Loan
Agreement for the three and six months ended June 30, 2008 was $622,270 and $1,150,850, respectively, which includes $305,180 and $548,850 in amortization of discounts and deferred financing costs for the same periods.

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

         On July 14, 2008, at the Company's annual meeting of stockholders, a new 2008 Stock Plan was approved by the stockholders. The 2008 Stock Plan authorizes up to 2,500,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. On July 31, 2007, at the Company's annual meeting of stockholders, the 2007 Stock Plan was approved which replaced the 1997 Stock Plan. The 2007 Stock Plan authorizes up to 2,600,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. Options granted to certain employees in 2008 include certain acceleration features based on Company performance as determined by the Board of Directors each year. Consistent with SFAS 123(R), the stock based compensation expense for the employee options are recognized on a time-phased vesting schedule through the vesting date of December 31, 2010. In calculating the outcome of meeting performance conditions for 2009 and 2008, the Company did not meet performance criteria and accordingly, there was no accelerated vesting for these options. Options granted for the three and six months ended June 30, 2009 totaled 480,000. For the three and six months ended June 30, 2008, 2,600,000 options were granted.

         As of June 30, 2009, the Company had approximately $318,885 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the weighted average period of 1.7 years. As of June 30, 2008, unamortized stock-based compensation expense related to options issued to employees and directors was $558,000, which is being recognized over the weighted average period of approximately 6 years.

                            TALON INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

         The following table summarizes the activity in the Company's share based plans during the six months ended June 30, 2009.

                                                                       Weighted
                                                                       Average
                                                         Number of     Exercise
                                                          Shares        Price
                                                        ----------    ----------
EMPLOYEES AND DIRECTORS
Options and warrants outstanding - January 1, 2009 ..    7,100,536    $     0.98
     Granted ........................................         --            --
     Exercised ......................................         --            --
     Cancelled ......................................   (2,164,937)   $     0.62
                                                        ----------    ----------
Options and warrants outstanding - March 31, 2009 ...    4,935,599    $     1.14
     Granted ........................................      480,000    $     0.11
     Exercised ......................................         --            --
     Cancelled ......................................      (17,499)   $     0.65
                                                        ----------    ----------
Options and warrants outstanding - June 30, 2009 ....    5,398,100    $     1.20
                                                        ==========    ==========


NON-EMPLOYEES
Options and warrants outstanding - January 1, 2009 ..      318,495    $     3.65
     Granted ........................................         --            --
     Exercised ......................................         --            --
     Cancelled ......................................         --            --
                                                        ----------    ----------
Options and warrants outstanding - March 31, 2009 ...      318,495    $     3.65
     Granted ........................................         --            --
     Exercised ......................................         --            --
     Cancelled ......................................         --            --
                                                        ----------    ----------
Options and warrants outstanding - June 30, 2009 ....      318,495          3.65
                                                        ==========    ==========

NOTE 12. INCOME TAXES

         The Company accrues interest and penalties related to unrecognized tax benefits in interest and penalties expense. For the three and six months ended June 30, 2009 and 2008, the Company accrued interest and penalties for unrecognized tax benefits of approximately $4,000 and $8,000, respectively. At June 30, 2009 and December 31, 2008, the Company had approximately $69,700 and $61,800, respectively, accrued in interest and penalties associated with the unrecognized tax liabilities.

         Deferred tax assets were $150,952 and $218,000 at June 30, 2009 and December 31, 2008, respectively, related to the Company's foreign operations and were included in other assets. Due to prior operating losses incurred, no benefit for domestic income taxes has been recorded since there is not sufficient evidence to determine that the Company will be able to utilize our net operating loss carryforwards to offset future taxable income. Other tax liabilities were $3,005 and $1,450 as of June 30, 2009 and December 31, 2008, respectively, and were included in other accrued liabilities.

NOTE 13. COMMITMENTS AND CONTINGENCIES

         On October 12, 2005, a shareholder class action complaint was filed in the United States District Court for the Central District of California ("District Court") against the Company, Colin Dyne, Mark Dyne, Ronda Ferguson and August F. Deluca (collectively, the "Individual Defendants" and, together with the Company, "Defendants"). The action is styled Huberman v. Tag-It
Pacific,  Inc.,  et al.,  Case No.  CV05-7352  R(Ex).  On January 23, 2006,  the

                            TALON INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

District Court heard competing motions for appointment of lead plaintiff. The District Court appointed Seth Huberman as the lead plaintiff ("Plaintiff"). On March 13, 2006, Plaintiff filed an amended complaint. Plaintiff's amended complaint alleged that defendants made false and misleading statements about the Company's financial situation and the Company's relationship with certain of the Company's large customers. The action was brought on behalf of all purchasers of the Company's publicly-traded securities during the period from November 13, 2003, to August 12, 2005. The amended complaint purports to state claims under
Section 10(b)/Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. On August 21, 2006, Defendants filed their answer to the amended complaint, denying the material allegations of wrongdoing. On February 20, 2007, the District Court denied class certification. On April 2, 2007, the District Court granted Defendants' motion for summary judgment, and on or about April 5, 2007, the Court entered judgment in favor of all Defendants. On or about April 30, 2007, Plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit"), and his opening appellate brief was filed on October 15, 2007. Defendants' brief was filed on November 28, 2007. The Ninth Circuit held oral arguments on October 23, 2008. On January 16, 2009, the Ninth Circuit issued an unpublished memorandum, instructing the District Court to certify a class, reversing the District Court's grant of summary judgment, and remanding for further proceedings consistent with its decision. The District Court thereafter certified a class and adopted a schedule for the case. On July 31, 2009, the parties entered into a stipulation of settlement intended to settle the matter and result in its dismissal with prejudice. The total settlement proceeds of $5.75 million are to be paid in full by the Company's insurers without any contribution from the Company or individual defendants. The Court has set a hearing for preliminary approval of the settlement on August 17, 2009. If preliminary approval is given, notice will be provided to class members and the Court will set a final fairness hearing on the settlement. If the settlement is finally approved, the case will be dismissed with prejudice per the terms of the settlement. If the settlement is not approved, the Company will continue to vigorously defend this lawsuit; however, in this case, the outcome of this lawsuit or an estimate of the potential losses, if any, related to the lawsuit cannot be reasonably predicted, and an adverse resolution of the lawsuit could potentially have a material adverse effect on the Company's financial position and results of operations.

         On April 16, 2004, the Company filed suit against Pro-Fit Holdings, Limited in the U.S. District Court for the Central District of California - TAG-IT PACIFIC, INC. V. PRO-FIT HOLDINGS, LIMITED, CV 04-2694 LGB (RCx) -- asserting various contractual and tort claims relating to our exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages. It is our position that the agreement with Pro-Fit gives us exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. The Company also filed a second civil action against Pro-Fit and related companies in the California Superior Court which was removed to the United States District Court, Central District of California. In the second quarter of 2008, Pro-Fit and certain related companies were placed into administration in the United Kingdom and filed petitions under Chapter 15 of Title 11 of the United States Code. As a consequence of the chapter 15 filings, all litigation by us against Pro-Fit has been stayed. The Company has incurred significant legal fees in this litigation, and unless the case is settled or resolved, may continue to incur additional legal fees in order to assert its rights and claims against Pro-Fit and any successor to those assets of Pro-Fit that are subject to its exclusive license and intellectual property agreement with Pro-Fit and to defend against any counterclaims.

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

                            TALON INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

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

                                         Three Months Ended June 30, 2009
                           ---------------------------------------------------------
                              Talon           Trim          Tekfit      Consolidated
                           ------------   ------------   ------------   ------------
Net sales ..............   $  7,696,659   $  4,863,876   $     23,230   $ 12,583,765
Cost of goods sold .....      5,939,552      3,072,342         10,424      9,022,318
                           ------------   ------------   ------------   ------------
Gross profit ...........      1,757,107      1,791,534         12,806      3,561,447
                                          ------------   ------------   ------------
Operating expenses .....                                                   2,729,402
                                                                        ------------
Income from operations .                                                $    832,045
                                                                        ============

                            TALON INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

                                         Three Months Ended June 30, 2008
                           ---------------------------------------------------------
                              Talon           Trim          Tekfit      Consolidated
                           ------------   ------------   ------------   ------------

Net sales ..............   $ 11,445,062   $  5,539,175   $     36,392   $ 17,020,629
Cost of goods sold .....      8,503,617      3,578,655         37,453     12,119,725
                           ------------   ------------   ------------   ------------
Gross profit (loss) ....      2,941,445      1,960,520         (1,061)     4,900,904
                                          ------------   ------------   ------------
Operating expenses .....                                                   3,850,029
                                                                        ------------
Income from operations .                                                $  1,050,875
                                                                        ============


                                          Six Months Ended June 30, 2009
                           ---------------------------------------------------------
                              Talon           Trim          Tekfit      Consolidated
                           ------------   ------------   ------------   ------------
Net sales ..............   $ 11,028,352   $  8,034,062   $     37,105   $ 19,099,519
Cost of goods sold .....      8,462,280      5,073,727         17,898     13,553,905
                           ------------   ------------   ------------   ------------
Gross profit ...........      2,566,072      2,960,335         19,207      5,545,614
                                          ------------   ------------   ------------
Operating expenses .....                                                   5,248,739
                                                                        ------------
Income from operations .                                                $    296,875
                                                                        ============


                                          Six Months Ended June 30, 2008
                           ---------------------------------------------------------
                              Talon           Trim          Tekfit      Consolidated
                           ------------   ------------   ------------   ------------

Net sales ..............   $ 17,056,938    $  9,905,031   $     44,149    $ 27,006,118
Cost of goods sold .....     13,121,221       6,179,212         46,816      19,347,249
                           ------------    ------------   ------------    ------------
Gross profit (loss) ....      3,935,717       3,725,819         (2,667)      7,658,869
                                           ------------   ------------    ------------
Operating expenses .....                                                     7,918,228
                                                                          ------------
Loss from operations ...                                                     (259,359)
                                                                          ============

                            TALON INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

         The Company distributes its products internationally and has reporting requirements based on geographic regions. Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment, intangible assets and property held for sale) is attributed to countries based on the location of the assets, as follows:

SALES                       Three Months Ended             Six Months Ended
                                 June 30,                      June 30,
                        --------------------------    --------------------------
Country / Region            2009           2008           2009           2008
                        -----------    -----------    -----------    -----------

United States ......    $   919,777    $ 1,187,600    $ 1,569,610    $ 1,845,100
Hong Kong ..........      3,064,825      4,408,300      5,482,757      8,063,600
China ..............      4,458,898      6,009,500      5,622,462      7,925,100
India ..............        486,631        788,900        826,436      1,498,000
Bangladesh .........        596,128        593,200      1,140,413      1,326,800
Other ..............      3,057,506      4,033,100      4,459,841      6,347,500
                        -----------    -----------    -----------    -----------
Total ..............    $12,583,765    $17,020,600    $19,099,519    $27,006,100
                        ===========    ===========    ===========    ===========


                                                     June 30,       December 31,
                                                       2009             2008
                                                   ------------     ------------
LONG-LIVED ASSETS:
   United States .............................     $  4,770,642     $  4,955,725
   Hong Kong .................................        1,257,996          989,761
   China .....................................          221,731          243,905
   Other .....................................            4,861            5,604
                                                   ------------     ------------
 Total .......................................     $  6,255,230     $  6,194,995
                                                   ============     ============

                            TALON INTERNATIONAL, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

NOTE 15. RELATED PARTY TRANSACTIONS

         Colin Dyne, a director and stockholder of the Company is also a director, officer and significant stockholder in People's Liberation, Inc., the parent company of Versatile Entertainment, Inc. and William Rast Sourcing. During the three and six months ended June 30, 2009 the Company had no sales to Versatile Entertainment. During the three and six months ended June 30, 2008 the Company had sales of $177,770 and $289,250, respectively, to Versatile Entertainment. Accounts receivable of $40 and $18,000 were outstanding from Versatile Entertainment at June 30, 2009 and December 31, 2008, respectively.

         During the three and six months ended June 30, 2009 the Company had sales of $77,500 and $123,690, respectively, to William Rast Sourcing. During the three and six months ended June 30, 2008 the Company had sales of $60,200 and $91,900, respectively, to William Rast Sourcing. Accounts receivable of $67,744 and $51,000 were outstanding from William Rast Sourcing at June 30, 2009 and December 31, 2008, respectively.

         Due from  related  parties  at June  30,  2009 and  December  31,  2008 includes unsecured notes, advances and accrued interest receivable, net of valuation reserves of $200,000 from Colin Dyne. The notes and advances bear interest at 7.5% and are due on demand.

         Demand notes payable to related parties includes notes and advances to parties related to or affiliated with Mark Dyne, the Chairman of the Board of Directors of the Company and significant stockholder. The balance of demand notes payable and interest expense to related parties at June 30, 2009 and December 31, 2008 was $225,800 and 222,000, respectively.

         Freedom Apparel, an entity owned by the spouse and a relative of Larry Dyne, an executive officer of the Company, has purchased products from the Company. For the three and six months ended June 30, 2009 there were no sales to this entity. For the three and six months ended June 30, 2008 sales to this entity were $0 and $100, respectively. At June 30, 2009 and December 31, 2008, accounts receivable included $34,900 and $35,000, respectively, due from this entity.

         Consulting fees paid to Diversified Investments, a company owned by Mark Dyne, amounted to $37,500 and $75,000 for the three and six months ended June 30, 2009, respectively. Consulting fees paid for the three and six months ended June 30, 2008 were $37,500 and $75,000, respectively. This consulting arrangement terminates on March 31, 2010. For the three and six months ended June 30, 2008 consulting fees of $75,000 and $150,000 were paid to Colin Dyne, whose consulting agreement terminated November 30, 2008.

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

         Talon International, Inc. designs, sells and distributes apparel zippers, specialty waistbands and various apparel trim products to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We sell and market these products under various branded names including TALON(R) and TEKFIT(R). We operate the business globally under three product groups.

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

         Our Tekfit services provide manufacturers with the patented technology, manufacturing know-how and materials required to produce garments incorporating an expandable waistband. Our efforts to promote this product offering have been limited by a licensing dispute. As described more fully in this report under Contingencies and Guarantees (see Note 13 to consolidated financial statements), we are presently in litigation with Pro-Fit Holdings Limited regarding our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit's patented technology. Our growth prospects, results of operations and financial condition have been materially adversely affected due to our dispute with Pro-Fit not being resolved in a manner favorable to us.

RESULTS OF OPERATIONS

         The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

                                              Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                             --------------------    ---------------------
                                               2009        2008        2009         2008
                                             --------    --------    --------     --------
Net sales ................................      100.0%      100.0%      100.0%       100.0%
Cost of goods sold .......................       71.7        71.2        71.0         71.6
                                             --------    --------    --------     --------
Gross profit .............................       28.3        28.8        29.0         28.4
Selling expenses .........................        4.2         4.5         5.5          5.5
General and administrative expenses ......       17.5        18.1        22.0         23.9
Interest expense, net and income taxes ...        6.0         2.7         7.3          3.6
                                             --------    --------    --------     --------
Net income (loss) ........................        0.6%        3.5        (5.8)%       (4.6)%
                                             ========    ========    ========     ========

         SALES

         For the three and six months ended June 30, 2009 and 2008, sales by geographic region based on the location of the customer as a percentage of sales were as follows:

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                   --------------------    --------------------
             REGION                  2009        2008        2009        2008
                                   --------    --------    --------    --------
United States ..................        7.3%        7.0%        8.2%        6.8%
Hong Kong ......................       24.4%       25.9%       28.7%       29.9%
China ..........................       35.4%       35.3%       29.4%       29.4%
India ..........................        3.9%        4.6%        4.3%        5.5%
Bangladesh .....................        4.7%        3.5%        6.0%        4.9%
Other ..........................       24.3%       23.7%       23.4%       23.5%
                                   --------    --------    --------    --------
                                      100.0%      100.0%      100.0%      100.0%
                                   ========    ========    ========    ========


         Sales for the three months ended June 30, 2009 were $12.6 million, a decrease of $4.4 million or 26.1%, from the same period in 2008. The net decrease reflects the impact of the global recession on the apparel industry and the corresponding lower demand for our Talon zipper and trims products. The apparel industry and our customers are expected to be adversely impacted by this recession for most of 2009, and early 2010, depending upon the global economic trends.

         Sales for the six months ended June 30, 2009 were $19.1 million, a decrease of $7.9 million or 29.3%, from the same period in 2008. The net decrease in sales is due to the impact of the global recession on the apparel industry and the related lower demand for Talon products. The decline in sales in the second quarter of 2009 as compared to the second quarter of 2008 (26.1%) was less than the decline in sales in the first quarter of 2009 as compared to the first quarter of 2008 (34.7%), which suggests a modest sales improvement in the apparel industry.

         During the three months ended June 30, 2009 it was discovered that certain Chinese factories had counterfeited Talon zippers in conjunction with former employees of the Company, and sold these products to existing and potential customers. The extent of this counterfeiting is currently under investigation and efforts are in process to eliminate and prosecute all offenders. The full extent of the counterfeiting, its effect on our current business operations and the costs to investigate and eliminate this activity are ongoing and are, as of yet, undeterminable, however based upon evidence available we believe the impact is not significant to our current overall operations. We will aggressively combat these efforts worldwide to protect the Talon brand.

         GROSS PROFIT

         Gross profit for the three months ended June 30, 2009 was $3.6 million, as compared to $4.9 million for the same period in 2008. Gross profit for the six months ended June 30, 2009 was $5.5 million, as compared to $7.7 million for the same period in 2008. The reduction in gross profit for the three and six months ended June 30, 2009 as compared to the same periods in 2008 was principally attributable to lower overall sales volumes, partially offset by a higher direct margin resulting from a change in the mix of product sales, decreased freight and duty costs and decreased contract services.

         A recap of the change in gross margin for the three and six months ended June 30, 2009 as compared with the same periods in 2008 is as follows:

                                                        (Amounts in thousands)
                                              Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                             --------------------    --------------------
                                              Amount       %(1)       Amount       %(1)
                                             --------    --------    --------    --------
Gross profit decrease as a result of:
Lower volumes ............................   $ (1,470)      (30.0)   $ (2,662)      (34.8)
Product margin mix .......................        180         3.7         376         4.9
Decreased freight and duty costs .........         60         1.2          59         0.8
Decreased outside services ...............          4         0.1          99         1.3
Overhead and other .......................       (113)       (2.3)         15         0.2
                                             --------    --------    --------    --------
Gross profit decrease ....................   $ (1,339)      (27.3)   $ (2,113)      (27.6)
                                             ========    ========    ========    ========

----------
(1) Represents the percentage change in the 2009 period, as compared to the same period in 2008.


         SELLING EXPENSES

         Selling expenses for the three months ended June 30, 2009 were $0.5 million, or 4.2% of sales, as compared to $0.8 million, or 4.5% of sales, for the same period in 2008. Sales costs decreased in dollar terms and as a percentage of sales primarily due to a decrease in employees and related employee costs. In addition, other production and marketing costs also decreased as we continue to closely monitor all spending levels.

         Selling expenses for the six months ended June 30, 2009 were $1.0 million, or 5.5% of sales, as compared to $1.5 million, or 5.5% of sales, for the same period in 2008. The lower selling costs reflect lower salaries and benefits along with lower production development supplies and samples primarily associated with reduced sales volumes.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expense for the three months ended June 30, 2009 were $2.2 million, or 17.5% of sales, as compared with $3.1 million, or 18.1% of sales, for the same period in 2008. The decrease reflects a reduction in the size of our workforce to align with current sales levels, achieved by reduced salaries and benefit costs of $0.3 million, reduced facilities, maintenance and insurance costs of $0.1 million, lower professional, legal and audit costs of $0.4 million, and lower depreciation of $0.2 million mainly due to idle equipment, which we have classified as for sale and are no longer depreciating.

         For the six months ended June 30, 2009, general and administrative expenses were $4.2 million or 22.0% of sales, as compared with $6.4 million or 23.8% of sales, for the same period in 2008. The general and administrative expenses in 2008 included $0.7 million in compensation and related costs mainly associated with the severance of the former chief executive officer and chief operating officer. General and administrative expenses for the six months ended June 30, 2008, were 21.1% of sales before these charges as compared to the same period in 2009. The reduction in the general and administrative expenses, in addition to the severance charges, reflects lower salaries and benefit costs of $0.3 million principally associated with reduced staffing in Asia and the US due to a reduction in sales volume, reduced facility, maintenance and insurance costs of $0.2 million due to a reduction in our leased facilities, lower professional and other outside services of $0.6 million primarily resulting from the termination of a related party consulting contract, lower depreciation charges of $0.2 million for idle equipment which we have classified as for sale and are no longer depreciating, and lower stock-based compensation of $0.2 million.

         INTEREST EXPENSE AND INTEREST INCOME

         Interest expense for the three months ended June 30, 2009 increased by approximately $3,000 to $662,000 as compared to the same period in 2008. Interest expense for the six months ended June 30, 2009 increased by approximately $73,000 to $1,299,000, as compared to the same period in 2008 due to increased borrowings under our revolving credit and term loan facility and the related amortization of deferred financing costs and debt discounts.

         Interest income for the three months ended June 30, 2009 decreased by approximately $15,000 to $1,000 due primarily to the reclassification of interest on related party notes to the reserve against the note. Interest income for the six months ended June 30, 2009 decreased by approximately $32,000 to $1,000 due primarily to the application of valuation allowances against further interest accruals on the related party notes.

         A brief summary of interest expense and interest income is presented below:

                                               Three Months Ended             Six Months Ended
                                                    June 30,                      June 30,
                                           --------------------------    --------------------------
                                               2009           2008           2009           2008
                                           -----------    -----------    -----------    -----------
Cash interest expense ..................   $   304,587    $   351,026    $   599,705    $   671,906
Amortization of deferred financing costs
   & debt discounts ....................       357,239        307,586        699,340        553,658
                                           -----------    -----------    -----------    -----------
Interest expense .......................       661,826        658,612      1,299,045      1,225,564
Interest income ........................          (739)       (15,482)        (1,007)       (32,920)
                                           -----------    -----------    -----------    -----------
Interest expense, net ..................   $   661,087    $   643,130    $ 1,298,038    $ 1,192,644
                                           ===========    ===========    ===========    ===========


         INCOME TAXES

         Income tax provisions (benefit) for the three and six months ended June 30, 2009 reflected a tax provision of $96,103 and $102,510, respectively. In addition, income tax provisions (benefit) for the three and six months ended June 30, 2008 reflected a tax benefit of $190,412 and $211,416, respectively. The net tax provision for the three months ended June 30, 2009 is associated with domestic state income taxes, foreign withholding taxes from our domestic royalty charges to our foreign operations offset by a tax benefit for carry-forward losses in our foreign office. The net tax benefit in 2008 is associated with foreign income taxes from taxable losses and earnings within our Asian facilities.

LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes selected financial data at (amounts in thousands):

                                                     June 30,      December 31,
                                                       2009            2008
                                                   ------------    ------------
Cash and cash equivalents ......................   $      2,215    $      2,400
Total assets ...................................         17,363          15,603
Current liabilities ............................         26,406          10,899
Long-term debt, net of current liabilities .....            728          13,466
Stockholders' deficit ..........................         (9,771)         (8,762)

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents decreased by $185,000 at June 30, 2009 as compared to December 31, 2008, principally due to lower cash generated by operating activities and higher cash provided by financing activities, net of increases in capital expenditures.

         Cash provided by operating activities is our primary recurring source of funds, and for the six months ended June 30, 2009 reflected a net use of $57,000. The cash used in operating activities during the six months resulted principally from:

Net income before non-cash expenses .........................       $    55,000
Inventory increase, net of reserves .........................          (266,000)
Receivable increases, net of reserves .......................        (1,556,000)
Increase in accounts payable and accrued expense ............         1,820,000
Other reduction in operating capital ........................          (110,000)
                                                                    -----------
Cash used in operating activities ...........................       $   (57,000)
                                                                    ===========

         Net cash used in operating activities reflects net income from operations excluding non cash charges, seasonal inventory increases offset by the increased liability for these purchases to our trade suppliers and seasonal trade receivables increases.

         Net cash used in investing activities for the six months ended June 30, 2009 was approximately $417,000 as compared to $121,000 for the six months ended June 30, 2008. The expenditures in the first six months of 2009 were principally associated with the development of our new ERP system that was implemented in March 2009.

         Net cash provided by financing activities for the six months ended June 30, 2009 was approximately $288,000 and primarily reflects the repayment of borrowings under capital leases and notes payable, net of borrowings under our revolver line of credit. For the six months ended June 30, 2008 net cash of $252,000 was used by financing activities and primarily reflects the repayment of borrowings under capital leases and notes payable, net of borrowings under our debt facility.

         On June 27, 2007, we entered into a Revolving Credit and Term Loan Agreement with Bluefin Capital, LLC that provides for a $5.0 million revolving credit loan and a $9.5 million term loan for a three year period ending June 30, 2010. Bluefin Capital subsequently assigned its rights and obligations under the credit facility agreements to an affiliate, CVC California, LLC ("CVC"). The revolving credit portion of the facility, as amended, permits borrowings based upon a formula including 85% of eligible receivables and 55% of eligible inventory and provides for monthly interest payments at the prime rate (5.25% at June 30, 2009) plus 2.0%. The term loan bears interest at 8.5% annually with quarterly interest payments and repayment in full at maturity.

         Borrowings under both credit facilities are secured by all of our assets. There was $9,500 and $3,000 in available borrowings at June 30, 2009 and December 31, 2008, respectively.

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

         The outstanding balance including accrued interest of our demand notes payable to related parties at June 30, 2009 and December 31, 2008 was $226,000 and $222,000, respectively. The demand notes of $85,000 bear interest at 10% have no scheduled monthly payments and are due within fifteen days following demand.

         We believe that our existing cash and cash equivalents and our anticipated cash flows from our operating activities will be sufficient to fund our minimum working capital and capital expenditure needs for at least the next twelve months.

         This conclusion is based on the belief that our operating assets, strategic plan, operating expectations and operating expense structure will provide for sufficient profitability from operations before non-cash charges to fund our operating capital requirements and that our existing cash and cash equivalents will be sufficient to fund our expansion and capital requirements.

         We have historically satisfied our working capital requirements primarily through cash flows generated from operations and borrowings under our credit facility. As we continue to expand globally with our apparel manufacturing in offshore locations, our customers (some of which are backed by U.S. brands and retailers) are substantially all foreign based entities. Our revolving credit facility provides limited financing secured by our accounts receivable, and our current borrowing capability may not provide the level of financing we need to continue in or to expand into additional foreign markets. We are continuing to evaluate non-traditional financing of our foreign assets and equity transactions to provide capital needed to fund our expansion and on-going operations. If we experience greater than anticipated reductions in sales, we may need to raise additional capital, or further reduce the scope of our business in order to fully satisfy our future short-term operating requirements. The extent of our future long-term capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of future acquisitions, our borrowing base availability limitations related to eligible accounts receivable and inventories and our expansion into foreign markets. Our need for additional long-term financing includes the integration and expansion of our operations to exploit our rights under our Talon trade name, the expansion of our operations in the Asian, Central and South American markets. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we may need to raise additional debt or equity financing in order to provide for our operations.

         We do not believe that our cash flows from operating activities will be sufficient to satisfy the CVC debt facility due at June 30, 2010. Accordingly we anticipate that an extension or modification of the CVC debt will be required prior to the due date or it will be necessary for us to raise additional debt or equity financing in order to satisfy the CVC debt. If we cannot obtain an extension or modification of the CVC debt, or raise additional equity or debt to satisfy this requirement we will default on our credit agreement.

          There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. If we are unable to secure additional financing, we may not be able to execute our operating plans, expand into foreign markets to promote our Talon brand trade name, or meet our debt obligations any of which could have a material adverse effect on our financial condition and results of operations and affect our ability to operate as a going concern. See Note 3 to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at June 30, 2009 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                   Payments Due by Period
                            -------------------------------------------------------------------
                                           Less than        1-3           4-5          After
Contractual Obligations        Total        1 Year         Years         Years        5 Years
-------------------------   -----------   -----------   -----------   -----------   -----------

Demand notes payable to
   related parties (1) ..   $   225,800   $   225,800   $      --     $      --     $      --
Capital lease obligations       112,100        98,100        12,300         1,700          --
Operating leases ........       907,000       517,700       389,300          --            --
Revolver and term note ..    16,889,300    16,889,300          --            --            --
Other notes payable .....        46,700        46,700          --            --            --
                            -----------   -----------   -----------   -----------   -----------
     Total Obligations ..   $18,180,900   $17,777,600   $   401,600   $     1,700   $      --
                            ===========   ===========   ===========   ===========   ===========

----------
(1) The majority of notes payable to related parties is due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment and includes accrued interest payable through June 30, 2009.

         At June 30, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

         RELATED PARTY TRANSACTIONS

         See Note 15 of accompanying notes to consolidated financial statements for a discussion of related party transactions.

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

                 The net bad debt expenses, recoveries and allowances for the three and six months ended June 30, 2009 and 2008 are as follows:

                                      Three Months Ended     Six Months Ended
                                           June 30,               June 30,
                                     -------------------    -------------------
                                       2009       2008        2009       2008
                                     --------   --------    --------   --------
Bad debt expenses for accounts
  receivable .....................   $ 72,703   $(25,945)   $ 77,373   $ (2,250)
Recoveries .......................       --       21,924        --       (3,076)
Allowance for doubtful accounts. .     89,783     91,000     189,783     91,000
Allowance for doubtful accounts,
  related party ..................    499,680       --       499,680       --


         o Inventories are stated at the lower of cost, determined using the first-in, first-out ("FIFO") basis, or market value and are all substantially finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead costs. Inventory is evaluated on a continual basis and reserve adjustments are made based on management's estimate of future sales value, if any, of specific inventory items. Inventory reserves are recorded for damaged, obsolete, excess, impaired and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory.

                  Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. No inventory reserve provisions were recorded for the three and six months ended June 30, 2009 and 2008.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In April 2009, the FASB issued FSP FAS 157-4, "DETERMINING FAIR VALUE WHEN VOLUME AND LEVEL OF ACTIVITY FOR THE ASSET OR LIABILITY HAVE SIGNIFICANTLY DECREASED AND IDENTIFYING TRANSACTIONS THAT ARE NOT ORDERLY" (FSP 157-4). FSP
157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 was effective beginning in the second quarter of fiscal year 2009. The adoption of FSP 157-4 did not have a material impact on the consolidated financial statements.

         In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "RECOGNITION AND PRESENTATION OF OTHER-THAN-TEMPORARY Impairment" (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing "intent and ability" indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 was effective beginning in the second quarter of fiscal year 2009. The implementation of FSP 115-2/124-2 did not have a material impact on the consolidated financial statements.

         In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "INTERIM DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS" (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, "DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS." Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and did not have a material impact on the consolidated financial statements.

         In April 2009, the FASB issued FSP SFAS No. 141R-1, ACCOUNTING FOR ASSETS ACQUIRED AND LIABILITIES ASSUMED IN A BUSINESS COMBINATION THAT ARISE FROM CONTINGENCIES. FSP SFAS 141R-1 amends the guidance in SFAS 141R relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141R is effective for fiscal years beginning after December 15, 2008. We adopted FSP SFAS 141R as of the beginning of fiscal 2009 and it did not have a material impact on the consolidated financial statements. We will apply the requirements of FSP FAS 141R-1 prospectively to any future acquisitions.

         In May 2009, the FASB issued SFAS No. 165, SUBSEQUENT EVENTS ("SFAS No. 165"). SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 was adopted by us in the second quarter of 2009 and did not have a material impact on the consolidated financial statements.

         In June 2009, the FASB issued SFAS No. 166, ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS--an amendment of FASB Statement No. 140 (SFAS No. 166"). SFAS No. 166 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS No. 166 is applicable for annual periods beginning after November 15, 2009.

         The implementation of SFAS No. 165 and 166 is not expected to have a material impact on the consolidated financial statements.

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

         As of the end of the period covered by this report, management, with the participation of Lonnie D. Schnell, our principal executive officer and principal financial officer and Jim Reeder our principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, Mr. Schnell and Mr. Reeder concluded that these disclosure controls and procedures were effective as of the end of the period covered in this Quarterly Report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On October 12, 2005, a shareholder class action complaint was filed in the United States District Court for the Central District of California ("District Court") against us, Colin Dyne, Mark Dyne, Ronda Ferguson and August
F. Deluca (collectively, the "Individual Defendants" and, together with us, the "Defendants"). The action is styled HUBERMAN V.TAG-IT PACIFIC, INC., ET AL., Case No. CV05-7352 R(Ex). On January 23, 2006, the District Court heard competing motions for appointment of lead plaintiff. The District Court appointed Seth Huberman as the lead plaintiff ("Plaintiff"). On March 13, 2006, Plaintiff filed an amended complaint. Plaintiff's amended complaint alleged that defendants made false and misleading statements about our financial situation and our relationship with certain of our large customers. The action was brought on behalf of all purchasers of our publicly-traded securities during the period from November 13, 2003, to August 12, 2005. The amended complaint purports to state claims under Section 10(b)/Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. On August 21, 2006, Defendants filed their answer to the amended complaint, denying the material allegations of wrongdoing. On February 20, 2007, the District Court denied class certification. On April 2, 2007, the District Court granted Defendants' motion for summary judgment, and on or about April 5, 2007, the Court entered judgment in favor of all Defendants. On or about April 30, 2007, Plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit"), and his opening appellate brief was filed on October 15, 2007. Defendants' brief was filed on November 28, 2007. The Ninth Circuit held oral arguments on October 23, 2008. On January 16, 2009, the Ninth Circuit issued an unpublished memorandum, instructing the District Court to certify a class, reversing the District Court's grant of summary judgment, and remanding for further proceedings consistent with its decision. The District Court thereafter certified a class and adopted a schedule for the case. On July 31, 2009, the parties entered into a stipulation of settlement intended to settle the matter and result in its dismissal with prejudice. The total settlement proceeds of $5.75 million are to be paid in full by our insurers without any contribution from us or individual defendants. The Court has set a hearing for preliminary approval of the settlement on August 17, 2009. If preliminary approval is given, notice will be provided to class members and the Court will set a final fairness hearing on the settlement. If the settlement is finally approved, the case will be dismissed with prejudice per the terms of the settlement. If the settlement is not approved, we will continue to vigorously defend this lawsuit; however, in this case, the outcome of this lawsuit or an estimate of the potential losses, if any, related to the lawsuit cannot be reasonably predicted, and an adverse resolution of the lawsuit could potentially have a material adverse effect on our financial position and results of operations.

         On April 16, 2004, we filed suit against Pro-Fit Holdings, Limited in the U.S. District Court for the Central District of California - TAG-IT PACIFIC, INC. V. PRO-FIT HOLDINGS, LIMITED, CV 04-2694 LGB (RCx) -- asserting various contractual and tort claims relating to our exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages. It is our position that the agreement with Pro-Fit gives us exclusive rights in certain geographic areas to Pro-Fit's stretch and rigid waistband technology. We also filed a second civil action against Pro-Fit and related companies in the California Superior Court which was removed to the United States District Court, Central District of California. In the second quarter of 2008, Pro-Fit and certain related companies were placed into administration in the United Kingdom and filed petitions under Chapter 15 of Title 11 of the United States Code. As a consequence of the chapter 15 filings, all litigation by us against Pro-Fit has been stayed.

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

ITEM 1A. RISK FACTORS

         Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. No material change to such risk factors has occurred during the six months ended June 30, 2009.

ITEM 6.  EXHIBITS

EXHIBIT NO.    DESCRIPTION
-----------    -----------

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


Dated:   August 14, 2009                 /S/  LONNIE D. SCHNELL
                                         ---------------------------
                                         Lonnie D. Schnell
                                         Chief Executive Officer
                                         and Chief Financial Officer


                                         /S/  JAMES E. REEDER
                                         ---------------------------
                                         James E. Reeder
                                         Chief Accounting Officer