Form 10-Q
period 2009-09-30
TALON INTERNATIONAL, INC.
filed 2009-11-13
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009.

OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-13669

TALON INTERNATIONAL, INC.
(Exact Name of Issuer as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-4654481 (I.R.S. Employer Identification No.)

21900 Burbank Boulevard, Suite 270
Woodland Hills, California 91367
(Address of Principal Executive Offices)

(818) 444-4100
(Registrant’s Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [_]

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

        Large accelerated filer [_]    Accelerated filer [_]    Non-accelerated filer [_]    Smaller reporting company [X]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

        At November 13, 2009 the issuer had 20,291,433 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

TALON INTERNATIONAL, INC.
Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,785,750	$2,399,717
Accounts receivable, net	3,752,368	3,856,613
Inventories, net	1,633,895	1,669,149
Prepaid expenses and other current assets	601,377	473,955
Total current assets	7,773,390	8,399,434

Property and equipment, net	2,090,798	2,084,244
Equipment held for sale	349,767	407,655
Due from related parties	200,000	200,000
Intangible assets, net	4,110,751	4,110,751
Other assets	230,097	400,494
Total assets	$14,754,803	$15,602,578

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$6,645,002	$7,674,768
Accrued legal costs	454,706	383,075
Other accrued expenses	2,314,143	2,292,681
Revolver note payable	4,988,988	—
Term notes payable, net of discounts	9,485,008	—
Demand notes payable to related parties	227,582	222,264
Current portion of capital lease obligations	76,404	182,444
Current portion of notes payable	60,480	144,064
Total current liabilities	24,252,313	10,899,296

Capital lease obligations, net of current portion	24,835	1,910
Note payable to related party, net of current portion	35,967	—
Revolver note payable, net of current portion	—	4,638,988
Term notes payable, net of discounts and current portion	—	8,067,428
Other long term liabilities	722,900	756,888
Total liabilities	25,036,015	24,364,510

Commitments and contingencies (Note 13)

Stockholders' Deficit:
Preferred stock Series A, $0.001 par value; 250,000 shares authorized; no
shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized;
20,291,433 shares issued and outstanding at September 30, 2009
and December 31, 2008	20,291	20,291
Additional paid-in capital	55,018,775	54,769,072
Accumulated deficit	(65,401,861)	(63,651,032)
Accumulated other comprehensive income	81,583	99,737
Total stockholders' deficit	(10,281,212)	(8,761,932)
Total liabilities and stockholders' deficit	$14,754,803	$15,602,578

See accompanying notes to consolidated financial statements

TALON INTERNATIONAL, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$10,426,764	$12,772,021	$29,526,283	$39,778,139
Cost of goods sold	7,476,061	9,552,669	21,029,966	28,899,918
Gross profit	2,950,703	3,219,352	8,496,317	10,878,221

Selling expenses	430,203	877,593	1,477,112	2,365,421
General and administrative expenses	2,319,592	2,518,048	6,521,422	8,948,448
Loss on marketable securities (Note 6)	—	1,040,000	—	1,040,000
Impairment loss on idle equipment	—	500,000	—	500,000
Total operating expenses	2,749,795	4,935,641	7,998,534	12,853,869

Income (loss) from operations	200,908	(1,716,289)	497,783	(1,975,648)
Interest expense, net	683,501	624,716	1,981,539	1,817,360
Loss before provision for (benefit from) income taxes	(482,593)	(2,341,005)	(1,483,756)	(3,793,008)
Provision for (benefit from) income taxes	164,563	99,150	267,073	(112,266)
Net loss	$(647,156)	$(2,440,155)	$(1,750,829)	$(3,680,742)

Basic net loss per share	$(0.03)	$(0.12)	$(0.09)	$(0.18)

Diluted net loss per share	$(0.03)	$(0.12)	$(0.09)	$(0.18)

Weighted average number of common shares outstanding:
Basic	20,291,433	20,291,433	20,291,433	20,291,433
Diluted	20,291,433	20,291,433	20,291,433	20,291,433

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,750,829)	$(3,680,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	552,864	821,972
Loss on disposal of property and equipment	5,462	10,838
Loss on marketable securities	—	1,040,000
Impairment loss on idle equipment	—	500,000
Amortization of deferred financing cost and debt discounts	1,071,457	858,325
Bad debt expense	116,090	27,531
Decrease in inventory valuation reserves	(4,946)	(343,175)
Stock based compensation	249,703	364,749
Changes in operating assets and liabilities:
Accounts receivables, including related party	(8,080)	(2,547,797)
Inventories	40,197	478,600
Prepaid expenses and other current assets	(126,431)	381,241
Due from related parties and other assets	133,699	(428,667)
Accrued legal costs	71,631	(265,783)
Accounts payable and other accrued expenses	(689,440)	2,712,383
Net cash used in operating activities	(338,623)	(70,525)

Cash flows from investing activities:
Acquisition of property and equipment	(476,116)	(449,886)
Proceeds from sale of equipment	2,058	12,045
Net cash used in investing activities	(474,058)	(437,841)

Cash flows from financing activities:
Revolver note borrowings	350,000	700,000
Repayment of revolver note borrowings	—	(521,722)
Term note borrowings, net of issuance costs	125,000	—
Repayment on term note	—	(125,000)
Payment of notes payable	(144,064)	(222,488)
Payment of capital leases	(114,565)	(252,057)
Net cash provided by (used in) financing activities	216,371	(421,267)

Net effect of foreign currency exchange translation on cash	(17,657)	48,570
Net reduction in cash and cash equivalents	(613,967)	(881,063)
Cash and cash equivalents at beginning of period	2,399,717	2,918,858
Cash and cash equivalents at end of period	$1,785,750	$2,037,795

See accompanying notes to consolidated financial statements

TALON INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

Supplemental disclosures of cash flow information:

	Nine Months Ended September 30,
	2009	2008
Cash received (paid) during the period for:
Interest paid	$(911,098)	$(1,008,471)
Interest received	$1,016	$13,362
Income tax paid	$(96,205)	$(79,311)
Non-cash financing activities:
Note payable issued in modification of loan agreement	$—	$1,000,000
Note payable issued for executive bonus earned	$35,000	$—
Debt waiver, modification fee and interest	$233,385	$145,000
Effect of foreign currency translation on net assets	$(18,154)	$113,223
Capital lease obligation	$31,450	$—

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

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced substantial recurring losses from operations and has an accumulated deficit of $65.4 million as of September 30, 2009. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. See Note 3 “Significant Risks and Uncertainties”.

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

         Allowance for Accounts and Notes Receivable Doubtful Accounts

        The Company is required to make judgments as to the collectability of accounts and notes receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts and notes receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables or note receivable to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified. Bad debt expense for the three and nine months ended September 30, 2009 was $38,717 and $116,090 respectively. Bad debt expense for the three and nine months ended September 30, 2008 was $32,857 and $27,531, respectively.

TALON INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements — continued
(Unaudited)

         Fair Value Measurements

        The Company has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820-10 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. As of September 30, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. The fair value of these assets and liabilities was determined using observable criteria and at September 30, 2009 was equal to their stated values, except the Related Party Note Receivable of $200,000 and the Assets Held for Sale of $349,767, both of which used unobservable criteria to determine their value. There were no material adjustments to the fair value of these assets for the three or nine months ended September 30, 2009.

         Intangible Assets

        Intangible assets consist of our trade name and exclusive license and intellectual property rights. Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of FASB ASC 350, “Intangibles — Goodwill and Other”. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, which average 5 years, and reviewed for impairment in accordance with the provisions of ASC 360, “Property, Plant and Equipment”. The exclusive license and intellectual property rights are fully amortized.

         Classification of Expenses

        Costs of Goods Sold – Cost of goods sold primarily includes expenses related to inventory purchases, customs, duty, freight, overhead expenses and reserves for obsolete inventory. Overhead expenses primarily consist of warehouse and operations salaries, and other warehouse expense.

        Selling Expenses – Selling expenses primarily include sales salaries and commissions, travel and entertainment, marketing and other sales related costs. Marketing and advertising efforts are expensed as incurred and for the three and nine months ended September 30, 2009 were $13,539 and $42,734, respectively, compared to $42,750 and $95,450 for the three and nine months ended September 30, 2008, respectively.

        General and Administrative Expenses – General and administrative expenses primarily include administrative salaries, employee benefits, professional service fees, facility expenses, information technology costs, investor relations, travel and entertainment, depreciation and amortization, bad debts and other general corporate expenses.

        Interest Expense, net – Interest expense reflects the cost of borrowing and amortization of deferred financing costs and discounts. Interest expense for the three and nine months ended September 30, 2009 totaled $683,511 and $1,982,555, respectively. For the three and nine months ended September 30, 2008, interest expense was $641,232 and $1,866,796, respectively. Interest income consists of earnings from outstanding amounts due to the Company under notes and other interest bearing receivables. The Company recorded interest income of $10 and $1,016 respectively, for the three and nine months ended September 30, 2009, as compared to $16,516 and $49,436 for the same periods in 2008.

TALON INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements — continued
(Unaudited)

         Foreign Currency Translation

        The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for the Company subsidiaries in China and India. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized. Included in other accumulated comprehensive income were a cumulative foreign currency translation adjustment gain of $81,583 and $99,737 at September 30, 2009 and December 31, 2008, respectively.

         Comprehensive loss

        Comprehensive loss consists of net loss and unrealized gains on foreign currency translation adjustments. Comprehensive loss and its components for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net loss	$(647,156)	$(2,440,155)	$(1,750,829)	$(3,680,742)
Other comprehensive income -
Foreign currency translation	14,079	196	18,154	113,223
Total comprehensive loss	$(633,077)	$(2,439,959)	$(1,732,675)	$(3,567,519)

        The foreign currency translation adjustment represents the net currency translation adjustment gains and losses related to our China and India subsidiaries, which have not been reflected in net loss for the periods presented.

         Reclassifications

        Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

Note 3.      Significant Risks and Uncertainties

        The Company’s consolidated financial statements have been prepared on a going concern basis of accounting which contemplates the continuity of operations and the realization of assets, liabilities and commitments in the normal course of business. During the first nine months of fiscal year 2009 and fiscal year 2008, the Company experienced losses from operations and has an accumulated deficit as of September 30, 2009 of $65,401,861. As of December 31, 2008, the Company failed to meet the minimum EBITDA requirements in the Revolving Credit and Term Loan Agreement with CVC California, LLC (“CVC”) and was required to pay a fee to waive these requirements at December 31, 2008. Additionally, the Company did not meet the minimum EBITDA covenants at March 31, 2009, and paid a waiver fee to the lender for this period. The Company was not in default of the covenants at September 30, 2009; however it is uncertain whether the Company will be in compliance with the financial covenants in future quarters.

        Our consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that would be required if a default occurred and the Company was unable to obtain a waiver or modify the covenants. Should the Company fail to be in compliance with these covenants for three successive quarters and is unable to obtain a waiver or amend these covenants, the Company may be unable to continue as a going concern.

TALON INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements — continued
(Unaudited)

       The Company’s performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers, which constitute many of its largest customers. Consumer spending has deteriorated significantly over the last year and may remain depressed, or be subject to further deterioration for the foreseeable future. The worldwide apparel industry is heavily influenced by general economic cycles. Purchases of fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines. Many factors affect the level of consumer spending in the apparel industries, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, the Company may not be able to maintain or increase the sales to existing customers, make sales to new customers or maintain our earnings from operations as a percentage of net sales. As a result, the operating results may be adversely and materially affected by sustained or further downward trends in the United States or global economy. The Company’s ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitable operations.

        In response to these conditions, the Company has taken steps to significantly reduce its operating costs, eliminate employees in response to lower volumes, and curtail capital and discretionary spending to better align the Company’s organizational and cost structures with future Company and industry expectations and uncertainties and insure the Company will have sufficient cash flow to cover its operating needs. The Company has also implemented programs to increase sales incentives, to secure preferred supplier status with customers and to accelerate cash collections from customers. There can be no assurance, however, that the Company will be successful in these matters or that these steps will be sufficient to ensure the Company can continue as a going concern.

Note 4.      New Accounting Pronouncements

        In June 2009, the Financial FASB issued ASC 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”). Effective for the Company’s financial statements issued for interim and annual periods commencing with the quarterly period ended September 30, 2009, the FASB Accounting Standards Codification (“Codification” or “ASC”) is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all then-existing, non-SEC accounting and reporting standards. In the FASB’s view, the Codification does not change GAAP, and therefore the adoption of ASC 105-10, Generally Accepted Accounting Principles, did not have an effect on the Company’s consolidated financial position, results of operations or cash flows. However, where the Company has referred to specific authoritative accounting literature, the Codification is disclosed.

        In April 2009, the FASB issued ASC 820-10, “Fair Value Measurements and Disclosures” (Topic 820). ASC 820-10 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. ASC 820-10 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, ASC 820-10 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. ASC 820-10 was effective beginning in the second quarter of fiscal year 2009. The adoption of ASC 820-10 did not have a material impact on the consolidated financial statements.

TALON INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements — continued
(Unaudited)

        In April 2009, the FASB issued ASC 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”). ASC 320-10 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under ASC 320-10, other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, ASC 320-10 changes the presentation of other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. ASC 320-10 was effective beginning in the second quarter of fiscal year 2009. The implementation of ASC 320-10 did not have a material impact on the consolidated financial statements.

        In April 2009, the FASB issued ASC 825-10, “Financial Instruments” (“ASC 825-10”). ASC 825-10 requires interim disclosures regarding the fair values of financial instruments. Additionally, ASC 825-10 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. ASC 825-10 does not change the accounting treatment for these financial instruments and did not have a material impact on the consolidated financial statements.

        In April 2009, the FASB issued ASC 805, “Business Combinations” (“ASC 805”). ASC 805 amends the original guidance relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities arising from contingencies in a business combination which were adopted by the Company as of the beginning of fiscal 2009 and it did not have a material impact on the consolidated financial statements. The Company will apply the requirements of ASC 805 prospectively to any future acquisitions.

        In May 2009, the FASB issued ASC 855-10, “Subsequent Events” (“ASC 855-10”). ASC 855-10 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 was adopted by the Company in the second quarter of 2009 and did not have a material impact on the consolidated financial statements. The implementation of ASC 855-10 did not have a material impact on the consolidated financial statements. See Note 16 for the disclosures regarding ASC 855-10.

        In June 2009, the FASB issued ASC 860, “Transfers and Servicing” (“ASC 860”). ASC 860 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 is applicable for annual periods beginning after November 15, 2009. The implementation of ASC 860 is not expected to have a material impact on the consolidated financial statements.

        In June 2009, the FASB issued accounting guidance contained within ASC 810, “Consolidations”, which pertains to the consolidation of variable interest entities “Amendments to FASB Interpretation No. 46R”, (“ASC 810”). This guidance within ASC 810 requires an analysis to be performed to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This standard requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This standard is effective for fiscal years beginning after November 15, 2009. The implementation of ASC 810 is not expected to have an impact on the consolidated financial statements.

TALON INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements — continued
(Unaudited)

        In August 2009, the FASB issued ASC 820-10-35, “Fair Value Measurements and Disclosures” (“ASC 820-10-35”), which provides amendments to Topic 820. ASC 820-10-35 provides additional guidance clarifying the measurement of liabilities at fair value. ASC 820-10-35 is effective in the fourth quarter 2009 for a calendar year entity. ASC 820-10-35 is not expected to have a material impact on the consolidated financial statements.

TALON INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements — continued
(Unaudited)

Note 5.      Net Loss Per Share

        The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

Three months ended September 30, 2009:	Net Loss	Shares	Per Share

Basic net loss per share:
Applicable to common stockholders	$(647,156)	20,291,433	$(0.03)
Effect of Dilutive Securities:
Options	—	—	—
Warrants	—	—	—
Net loss to common stockholders	$(647,156)	20,291,433	$(0.03)

Three months ended September 30, 2008:

Basic net loss per share:
Applicable to common stockholders	$(2,440,155)	20,291,433	(0.12)
Effect of Dilutive Securities:
Options	—	—	—
Warrants	—	—	—
Net loss to common stockholders	$(2,440,155)	20,291,433	$(0.12)

Nine months ended September 30, 2009:

Basic net loss per share:
Applicable to common stockholders	$(1,750,829)	20,291,433	$(0.09)
Effect of Dilutive Securities:
Options	—	—	—
Warrants	—	—	—
Net loss to common stockholders	$(1,750,829)	20,291,433	$(0.09)

Nine months ended September 30, 2008:

Basic net loss per share:
Applicable to common stockholders	$(3,680,742)	20,291,433	$(0.18)
Effect of Dilutive Securities:
Options	—	—	—
Warrants	—	—	—
Net loss to common stockholders	$(3,680,742)	20,291,433	$(0.18)

        Warrants to purchase 318,495 shares of common stock exercisable at $3.65 per share and options to purchase 6,841,330 shares of common stock exercisable between $0.09 and $5.23 per share, were outstanding for the three and nine months ended September 30, 2009, but were not included in the computation of diluted net loss per share because exercise or conversion would have an antidilutive effect on the net loss per share.

TALON INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements — continued
(Unaudited)

       Warrants to purchase 891,313 shares of common stock exercisable between $3.65 and $4.74 and options to purchase 7,327,233 shares of common stock exercisable between $0.18 and $5.23, were outstanding for the three and nine months ended September 30, 2008, but were not included in the computation of diluted net loss per share because the effect of exercise or conversion would have an antidilutive effect on net loss per share.

Note 6.      Marketable Securities

        On January 30, 2008, the Company accepted 2,000,000 shares of unrestricted common stock in a public corporation with a value of $1,040,000 in exchange for the cancellation of a note receivable from Azteca Production International, Inc. (“Azteca”), a former distributor of Talon products. In the third quarter of 2008 the Company determined that these shares had been permanently impaired and recognized a valuation reserve for the full value of the investment of $1,040,000 for the three and nine months ended September 30, 2008, respectively.

Note 7.      Accounts Receivable

        Accounts receivable are included on the accompanying consolidated balance sheets net of an allowance for doubtful accounts. The total allowance for doubtful accounts at September 30, 2009 and December 31, 2008 was $227,400 and $217,300, respectively.

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

        Inventories consist of the following:

	September 30, 2009	December 31, 2008

Finished goods	$2,793,238	$2,880,319
Less reserves	(1,159,343)	(1,211,170)
Total inventories	$1,633,895	$1,669,149

Note 9.      Equipment Held for Sale

        The Company has machinery and equipment formerly used for the production of zipper chain and the assembly of finished zippers. This equipment was originally associated with the production and assembly facilities in North Carolina and in Mexico and was temporarily rendered idle with the closing of those operations in 2005. The Company relocated this equipment to Asia in 2008 to more effectively redeploy or sell the equipment. The Company has analyzed the cash flow of the potential sales value of the equipment and determined that it is likely that a sale of this equipment will not recover its original carrying value. As a result, at December 31, 2008 the Company recorded an impairment charge of $2,026,000 for the difference between the estimated sales value of the equipment and the previous carrying value. The adjusted carrying value of the equipment at September 30, 2009 is $349,767.

TALON INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements — continued
(Unaudited)

        The Company also determined that certain components of its Tekfit equipment, which is used in the manufacture of the Tekfit proprietary stretch waistband, will not be redeployed as a consequence of lower demand for this product and the affect of the current economic crisis on the apparel industry. As a result at December 31, 2008 the Company recorded an impairment charge of $403,500 for the equipment which will not be utilized in foreseeable operations. The adjusted carrying value of the equipment at December 31, 2008 was $58,000.

Note 10.      Debt Facility

        On June 27, 2007, the Company entered into a Revolving Credit and Term Loan Agreement with Bluefin Capital, LLC that provides for a $5.0 million revolving credit loan and a $9.5 million term loan for a three year period ending June 30, 2010. Bluefin Capital subsequently assigned its rights and obligations under the credit facility agreements to an affiliate, CVC California, LLC (“CVC”).  The revolving credit portion of the facility permitted borrowings based upon a formula including 75% of the Company’s eligible receivables and 55% of eligible inventory, and provided for monthly interest payments at the prime rate (5.25% at September 30, 2009) plus 2.0%. The term loan bears interest at 8.5% annually with quarterly interest payments and repayment in full at maturity. Borrowings under both credit facilities are secured by all of the assets of the Company.

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

        On November 19, 2007, the Company entered into an amendment to the credit agreement to modify the original financial covenants and to extend until June 30, 2008 the application of the original EBITDA covenant in exchange for additional common stock of the Company and a price adjustment to the outstanding warrants issued to the lender in connection with the loan agreement. In connection with this amendment the Company issued an additional 250,000 shares of common stock to the lender for $0.001 per share, and the exercise price for all of the previously issued warrants for the purchase of 2,100,000 shares of common stock was amended to an exercise price of $0.75 per share. The new relative fair value of the equity issued with this debt of $2,430,000, including the modifications in this amendment and a reduction for financing costs, is being amortized over the term of the note.

        On April 3, 2008, the Company executed a further amendment to the credit agreement. The amendment included a redefining of the EBITDA covenants, and the cancellation of the common stock warrants previously issued to the lender in exchange for the issuance by the Company of an additional note payable to CVC for $1.0 million. The note bears interest at 8.5% and both the note and accrued interest are payable at maturity on June 30, 2010. In addition, the Company’s borrowing base was modified in this amendment by increasing the allowable portion of inventory held by third party vendors to $1.0 million with no more than $500,000 held at any one vendor and increasing the percentage of accounts receivable to be included in the borrowing base to 85%. The Company incurred a one-time modification fee of $145,000 to secure the amendment. The new relative fair value of the equity issued with this debt of $2,542,000, including the modifications in this amendment and a reduction for financing costs, is being amortized over the term of the note.

TALON INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements — continued
(Unaudited)

        In connection with the April 2008 amendment the Company evaluated the debt amendment under ASC 470-50, “Debt -Modifications and Extinguishments”. It was determined that the debt modification did not constitute a material change as defined by ASC 470-50 and did not qualify for treatment as a troubled debt restructuring. Accordingly, the Company recorded a reduction to equity and an increase to notes payable for the fair value of the warrants of $260,205 and the difference ($739,795) between the fair value of the warrants at the time of repurchase and the face value of the note has been recorded as an additional deferred cost and is reflected as a reduction to the face value of the note on the balance sheet. This cost is being amortized using the interest-method over the life of the modified notes and is to be reflected as interest expense.

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

        The Company failed to satisfy the minimum EBITDA requirement for quarter ended December 31, 2008 as well as the quarter ended March 31, 2009, and in connection with such failures, on March 31, 2009 the Company entered into a further amendment to the agreement with CVC.

        This amendment provided for the issuance of an additional term note to CVC in the principal amount of $225,210 in lieu of paying a cash waiver fee in connection with our failures to satisfy the EBITDA requirements for the quarters ended December 31, 2008 and March 31, 2009; deferral of the term note quarterly interest payment of $215,000 due April 1, 2009; a temporary increase to the borrowing base formulas and calculations under the revolving credit facility; the re-lending by CVC of $125,000 under the term loan portion of credit facility; a consent to allow the Company to sell equipment that has been designated as held for sale more fully described in Note 9 to the consolidated financial statements; and the granting to CVC of the right to designate a non-voting observer to attend all meetings of the Company’s Board of Directors.

        As of September 30, 2009, the Company had outstanding borrowings of $10,725,210 under the term notes (discounted carrying value of $9,485,008), and $4,988,988 under the revolving credit note.

        Interest expense related to the Revolving Credit and Term Loan Agreement for the three and nine months ended September 30, 2009 was $672,000 and $1,947,910, respectively, which includes $372,120 and $1,071,460, respectively in amortization of discounts and deferred financing costs for the same periods.

        Interest expense related to the Revolving Credit and Term Loan Agreement for the three and nine months ended September 30, 2008 was $609,013 and $1,759,866, respectively, which includes $309,473 and $858,325, respectively in amortization of discounts and deferred financing costs for the same periods.

TALON INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements — continued
(Unaudited)

Note 11.      Stock-Based Compensation

        The Company accounts for stock-based awards to employees and directors in accordance with FASB ASC 718, “Compensation — Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Options issued to consultants are accounted for in accordance with the provisions of FASB ASC 505-50, “Equity-Based Payments to Non-Employees”.

        On July 14, 2008, at the Company’s annual meeting of stockholders, a new 2008 Stock Plan was approved by the stockholders. The 2008 Stock Plan authorizes up to 2,500,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. On July 31, 2007, at the Company’s annual meeting of stockholders, the 2007 Stock Plan was approved which replaced the 1997 Stock Plan. The 2007 Stock Plan authorizes up to 2,600,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. Options granted to certain employees in 2008 include certain vesting acceleration features based on Company performance as determined by the Board of Directors each year. Consistent with ASC 718-10, the stock based compensation expense for the employee options are recognized on a time-phased vesting schedule through the vesting date of December 31, 2010. In calculating the outcome of meeting performance conditions for 2009 and 2008, the Company did not meet performance criteria and accordingly, there was no accelerated vesting for these options. Options granted for the three and nine months ended September 30, 2009 totaled 1,455,000 and 1,935,000, respectively. For the three and nine months ended September 30, 2008, 360,000 and 2,960,000 options were granted, respectively.

        As of September 30, 2009, the Company had approximately $262,000 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the weighted average period of 1.6 years. As of September 30, 2008, unamortized stock-based compensation expense related to options issued to employees and directors was approximately $473,000, which is being recognized over the weighted average period of approximately 6 years.

TALON INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements — continued
(Unaudited)

        The following table summarizes the activity in the Company’s share based plans during the nine months ended September 30, 2009.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options and warrants outstanding - January 1, 2009	7,100,536	$0.98
Granted	—	—
Exercised	—	—
Cancelled	(2,164,937)	$0.62
Options and warrants outstanding - March 31, 2009	4,935,599	$1.14
Granted	480,000	$0.11
Exercised	—	—
Cancelled	(17,499)	$0.65
Options and warrants outstanding - June 30, 2009	5,398,100	$1.20
Granted	1,455,000	$0.09
Exercised	—	—
Cancelled	(11,770)	$1.27
Options and warrants outstanding - September 30, 2009	6,841,330	$0.85

Non-Employees
Options and warrants outstanding - January 1, 2009	318,495	$3.65
Granted	—	—
Exercised	—	—
Cancelled	—	—
Options and warrants outstanding - March 31, 2009	318,495	$3.65
Granted	—	—
Exercised	—	—
Cancelled	—	—
Options and warrants outstanding - June 30, 2009	318,495	$3.65
Granted	—	—
Exercised	—	—
Cancelled	—	—
Options and warrants outstanding - September 30, 2009	318,495	$3.65

Note 12.      Income taxes

        The Company accrues interest and penalties related to unrecognized tax benefits in interest and penalties expense. For the three and nine months ended September 30, 2009 and 2008, the Company accrued interest and penalties for unrecognized tax benefits of approximately $4,000 and $12,000, respectively. At September 30, 2009 and December 31, 2008, the Company had approximately $73,650 and $61,800, respectively, accrued in interest and penalties associated with the unrecognized tax liabilities.

TALON INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements — continued
(Unaudited)

        Deferred tax assets were $62,140 and $218,000 at September 30, 2009 and December 31, 2008, respectively, related to the Company’s foreign operations and were included in other assets. Due to prior operating losses incurred, no benefit for domestic and part of foreign income taxes has been recorded since there is not sufficient evidence to determine that the Company will be able to utilize our net operating loss carryforwards to offset future taxable income. Other tax liabilities were $13,760 and $1,450 as of September 30, 2009 and December 31, 2008, respectively, and were included in other accrued expenses.

Note 13.      Commitments and Contingencies

        On October 12, 2005, a shareholder class action complaint was filed in the United States District Court for the Central District of California (“District Court”) against the Company, Colin Dyne, Mark Dyne, Ronda Ferguson and August F. Deluca (collectively, the “Individual Defendants” and, together with the Company, “Defendants”).  The action is styled Huberman v. Tag-It Pacific, Inc., et al., Case No. CV05-7352 R(Ex). On January 23, 2006, the District Court heard competing motions for appointment of lead plaintiff. The District Court appointed Seth Huberman as the lead plaintiff (“Plaintiff”). On March 13, 2006, Plaintiff filed an amended complaint. Plaintiff’s amended complaint alleged that defendants made false and misleading statements about the Company’s financial situation and the Company’s relationship with certain of the Company’s large customers. The action was brought on behalf of all purchasers of the Company’s publicly-traded securities during the period from November 13, 2003, to August 12, 2005. The amended complaint purports to state claims under Section 10(b)/Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. On August 21, 2006, Defendants filed their answer to the amended complaint, denying the material allegations of wrongdoing. On February 20, 2007, the District Court denied class certification. On April 2, 2007, the District Court granted Defendants’ motion for summary judgment, and on or about April 5, 2007, the Court entered judgment in favor of all Defendants. On or about April 30, 2007, Plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”), and his opening appellate brief was filed on October 15, 2007. Defendants’ brief was filed on November 28, 2007. The Ninth Circuit held oral arguments on October 23, 2008. On January 16, 2009, the Ninth Circuit issued an unpublished memorandum, instructing the District Court to certify a class, reversing the District Court’s grant of summary judgment, and remanding for further proceedings consistent with its decision. The District Court thereafter certified a class and adopted a schedule for the case.  On July 31, 2009, the parties entered into a stipulation of settlement intended to settle the matter and result in its dismissal with prejudice.   The total settlement proceeds of $5.75 million are to be paid in full by the Company’s insurers without any contribution from the Company or individual defendants. On August 24, 2009, the Court granted preliminary approval of the settlement.  Notice has been provided to class members and the Court has set a final fairness hearing on the settlement for December 7, 2009.  If the settlement is finally approved, the case will be dismissed with prejudice per the terms of the settlement.  If the settlement is not approved, the Company will continue to vigorously defend this lawsuit; however, in this case, the outcome of this lawsuit or an estimate of the potential losses, if any, related to the lawsuit cannot be reasonably predicted, and an adverse resolution of the lawsuit could potentially have a material adverse effect on the Company’s financial position and results of operations.

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

TALON INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements — continued
(Unaudited)

        The Company currently has pending a number of other claims, suits and complaints that arise in the ordinary course of the Company’s business. The Company believes that it has meritorious defenses to these claims and that the claims are either covered by insurance or, after taking into account the insurance in place, would not have a material effect on the Company’s consolidated financial position or results of operations if adversely determined against the Company.

        In November 2002, the FASB issued Topics of the FASB ASC 460-10, “Guarantees” (“ASC 460-10”) and FASB ASC 850-10, “Related Party Disclosures” (“ASC 850-10”). The following is a summary of the Company’s agreements that it has determined are within the scope of ASC 460-10 and ASC 850-10:

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

TALON INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements — continued
(Unaudited)

	Three Months Ended September 30, 2009
	Talon	Trim	Tekfit	Consolidated

Net sales	$5,822,906	$4,593,662	$10,196	$10,426,764
Cost of goods sold	4,638,128	2,831,826	6,107	7,476,061
Gross profit	$1,184,778	$1,761,836	$4,089	2,950,703
Operating expenses				2,749,795
Income from operations				$200,908

	Three Months Ended September 30, 2008
	Talon	Trim	Tekfit	Consolidated

Net sales	$7,202,329	$5,474,634	$95,058	$12,772,021
Cost of goods sold	5,659,460	3,872,355	20,854	9,552,669
Gross profit	$1,542,869	$1,602,279	$74,204	3,219,352
Operating expenses				4,935,641
Loss from operations				$(1,716,289)

	Nine Months Ended September 30, 2009
	Talon	Trim	Tekfit	Consolidated

Net sales	$16,851,258	$12,627,724	$47,301	$29,526,283
Cost of goods sold	13,100,408	7,905,553	24,005	21,029,966
Gross profit	$3,750,850	$4,722,171	$23,296	8,496,317
Operating expenses				7,998,534
Income from operations				$497,783

TALON INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements — continued
(Unaudited)

	Nine Months Ended September 30, 2008
	Talon	Trim	Tekfit	Consolidated

Net sales	$24,259,268	$15,379,665	$139,206	$39,778,139
Cost of goods sold	18,780,771	10,051,477	67,670	28,899,918
Gross profit	$5,478,497	$5,328,188	$71,536	10,878,221
Operating expenses				12,853,869
Loss from operations				$(1,975,648)

        The Company distributes its products internationally and has reporting requirements based on geographic regions. Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment, intangible assets and property held for sale) is attributed to countries based on the location of the assets, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

United States	$829,381	$640,994	$2,398,991	$2,486,094
Hong Kong	4,061,003	4,134,766	9,543,760	12,198,384
China	2,274,706	3,705,958	7,897,168	11,631,058
India	334,214	604,976	1,158,650	2,102,976
Bangladesh	375,463	667,394	1,515,875	1,994,194
Other	2,551,997	3,017,933	7,011,837	9,365,433
Total	$10,426,764	$12,772,021	$29,526,283	$39,778,139

	September 30, 2009	December 31, 2008
Long-lived Assets:
United States	$4,737,737	$4,955,725
Hong Kong	1,231,462	989,761
China	227,922	243,905
Other	4,428	5,604
Total	$6,201,549	$6,194,995

TALON INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements — continued
(Unaudited)

Note 15.      Related Party Notes and Transactions

        Colin Dyne, a director and stockholder of the Company is also a director, officer and significant stockholder in People’s Liberation, Inc., the parent company of Versatile Entertainment, Inc. and William Rast Sourcing. During the three and nine months ended September 30, 2009 the Company had sales of approximately $1,000 to Versatile Entertainment. During the three and nine months ended September 30, 2008 the Company had sales of $177,400 and $466,700, respectively, to Versatile Entertainment. Accounts receivable of $200 and $18,000 were outstanding from Versatile Entertainment at September 30, 2009 and December 31, 2008, respectively.

        During the three and nine months ended September 30, 2009 the Company had sales of $40,165 and $163,860, respectively, to William Rast Sourcing. During the three and nine months ended September 30, 2008 the Company had sales of $156,200 and $385,000, respectively, to William Rast Sourcing. Accounts receivable of $9,742 and $51,000 were outstanding from William Rast Sourcing at September 30, 2009 and December 31, 2008, respectively.

        Due from related parties at September 30, 2009 and December 31, 2008 includes unsecured note and accrued interest receivable, net of valuation reserves of $200,000 due from Colin Dyne. The note bears interest at 7.5% and is due on demand. The amount of principal and accrued interest due from Colin Dyne under this note at September 30, 2009 and December 31, 2008 was $712,890 and 674,010, respectively. However, the Company has recorded a valuation reserve against this note of $512,890 and $474,010 at September 30, 2009 and December 31, 2008, respectively.

        In determining the fair value of the Note Receivable, the Company has analyzed the expected recovery of the note amount and collection period through anticipated payments from commissions earned on business opportunities presented to the Company. On November 13, 2009, the Company entered into an agreement to pay a commission to an affiliate of Colin Dyne of 7% of collected revenues associated with the sales for these business opportunities, with 2% of the 7% earned applied to the note receivable balance.

        Demand notes payable to related parties includes notes and advances to parties related to or affiliated with Mark Dyne, the Chairman of the Board of Directors of the Company and a significant stockholder. The balance of demand notes payable and interest expense due to Mark Dyne and affiliated parties at September 30, 2009 and December 31, 2008 was $227,582 and 222,264, respectively.

        Notes payable to related party includes a note and associated interest due to Lonnie D. Schnell, the Chief Executive Officer and Chief Financial Officer of the Company. This note issued on August 2009 in partial satisfaction of 2008 annual incentive amounts to which Mr. Schnell was entitled, bears 6% interest annually and the maturity date is the earlier of December 31, 2011 or ten days following Mr. Schnell’s employment termination date. The balance of the note payable and accrued interest expense due to Mr. Schnell at September 30, 2009 was $35,967.

        Freedom Apparel, an entity owned by the spouse and a relative of Larry Dyne, an executive officer of the Company, has from time to time purchased products from the Company. For the three and nine months ended September 30, 2009 there were no sales to this entity. For the three and nine months ended September 30, 2008 sales to this entity were $13,300 and $62,200, respectively. There were no accounts receivable at September 30, 2009 due from this entity and $35,000 accounts receivable at December 31, 2008 was due from this entity.

        Consulting fees paid to Diversified Investments, a company owned by Mark Dyne, amounted to $37,500 and $112,500 for the three and nine months ended September 30, 2009 and 2008, respectively. This consulting arrangement terminates on March 31, 2010. For the three and nine months ended September 30, 2008 consulting fees of $75,000 and $225,500, respectively were paid to Colin Dyne, whose consulting agreement terminated November 30, 2008.

TALON INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements — continued
(Unaudited)

Note 16.      Subsequent Events

        The Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 13, 2009, the date these unaudited financial statements were issued.

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

        Our Tekfit services provide manufacturers with the patented technology, manufacturing know-how and materials required to produce garments incorporating an expandable waistband. Our efforts to promote this product offering have been limited by a licensing dispute. As described more fully in this report under Contingencies and Guarantees (see Note 13 to consolidated financial statements), we are presently in litigation with Pro-Fit Holdings Limited regarding our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit’s patented technology. Our growth prospects, results of operations and financial position have been materially adversely affected due to our dispute with Pro-Fit not being resolved in a manner favorable to us.

        During 2009, we have experienced a general decrease in sales which reflects the impact of the global recession on the apparel industry and the corresponding lower demand for our Talon zipper and trims products. The apparel industry and our customers are expected to be adversely impacted by this recession for most of 2009, and early 2010, depending upon the global economic trends. The decline in sales in the third quarter of 2009 as compared to the third quarter of 2008 (18.4%) was less than the decline in sales in the second quarter of 2009 as compared to the second quarter of 2008 (26.1%), and that was lower than the decline in sales in the first quarter of 2009 as compared to the first quarter of 2008 (34.7%) which suggests a modest sales improvement in the apparel industry. We expect this trend to continue to improve.

Results of Operations

        The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.7	74.8	71.2	72.7
Gross profit	28.3	25.2	28.8	27.3
Selling expenses	4.1	6.9	5.0	5.9
General and administrative expenses	22.3	19.7	22.1	22.5
Losses on marketable securities	—	8.1	—	2.6
Impairment loss on idle equipment	—	3.9	—	1.3
Interest expense, net and income taxes	8.1	5.7	7.6	4.3
Net loss	(6.2)%	(19.1)%	(5.9)%	(9.3)%

         Sales

        For the three and nine months ended September 30, 2009 and 2008, sales by geographic region based on the location of the customer as a percentage of sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2009	2008	2009	2008

United States	8.0%	5.0%	8.1%	6.3%
Hong Kong	38.9%	32.4%	32.4%	30.7%
China	21.8%	29.0%	26.8%	29.2%
India	3.2%	4.8%	3.9%	5.3%
Bangladesh	3.6%	5.2%	5.1%	5.0%
Other	24.5%	23.6%	23.7%	23.5%
	100.0%	100.0%	100.0%	100.0%

        Sales for the three months ended September 30, 2009 were $10.4 million, a decrease of $2.3 million or 18.4%, from the same period in 2008. The net decrease reflects the continuing impact of the global recession on the apparel industry and the corresponding lower demand for our Talon zipper and trims products.

        Sales for the nine months ended September 30, 2009 were $29.5 million, a decrease of $10.3 million or 25.8%, from the same period in 2008. The net decrease in sales is due to the impact of the global recession on the apparel industry and the related lower demand for Talon products.

        During the quarter ended June 30, 2009 it was discovered that certain Chinese factories had counterfeited Talon zippers in conjunction with former employees of the Company, and sold these products to existing and potential customers. During the three months ended September 30, 2009 we continued our efforts to eliminate and prosecute all offenders. The full extent of the counterfeiting, its effect on our currentbusiness operations and the costs to investigate and eliminate this activity are ongoing and are, as of yet, undeterminable. However based upon evidence available we believe the impact is not significant to our current overall operations. We will aggressively combat these efforts worldwide to protect the Talon brand.

         Gross Profit

        Gross profit for the three months ended September 30, 2009 was $3.0 million as compared to $3.2 million for the same period in 2008. Gross profit for the nine months ended September 30, 2009 was $8.5 million, as compared to $10.9 million for the same period in 2008. The reduction in gross profit for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 was principally attributable to lower overall sales volumes, partially offset by a higher direct margin resulting from a change in the mix of product sales, decreased freight and duty costs and decreased contract services.

        A recap of the change in gross margin for the three and nine months ended September 30, 2009 as compared with the same periods in 2008 is as follows:

	(Amounts in thousands)
	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Amount(1)	%(1)	Amount(1)	%(1)
Gross profit decrease as a result of:
Lower volumes	$(741)	(23.0)	$(3,385)	(31.1)
Product margin mix	297	9.2	654	6.0
Decreased (increased) freight and duty costs	(8)	(0.3)	51	0.5
Decreased contract services and other	136	4.3	212	1.9
Overhead and obsolescence adjustment	47	1.5	86	0.8
Gross profit decrease	$(269)	(8.3)	$(2,382)	(21.9)

(1)	Represents the amount or percentage, as applicable, change in each item in the three and nine months ended September 30, 2009 period, as compared to the same period in 2008.

         Selling expenses

        Selling expenses for the three months ended September 30, 2009 were $0.4 million, or 4.1% of sales, as compared to $0.9 million, or 6.9% of sales, for the same period in 2008. Sales costs decreased in dollar terms and as a percentage of sales primarily due to a decrease in employees and related employee costs. In addition, other production and marketing costs also decreased as we continue to closely monitor all spending levels.

        Selling expenses for the nine months ended September 30, 2009 were $1.5 million, or 5.0% of sales, as compared to $2.4 million, or 5.9% of sales, for the same period in 2008. The lower selling costs reflect lower salaries and benefits along with lower production development supplies and samples primarily associated with reduced sales volumes.

         General and administrative expenses

        General and administrative expense for the three months ended September 30, 2009 were $2.3 million, or 22.3% of sales, as compared with $2.5 million, or 19.7% of sales, for the same period in 2008. The decrease reflects a reduction in the size of our workforce to align with current sales levels, achieved by reduced salaries and benefit costs of $0.1 million and lower depreciation of $0.1 million mainly due to idle equipment, which we have classified as for sale and are no longer depreciating.

        For the nine months ended September 30, 2009, general and administrative expenses were $6.5 million or 22.1% of sales, as compared with $8.9 million or 22.5% of sales, for the same period in 2008. The general and administrative expenses in 2008 included $0.7 million in compensation and related costs mainly associated with the severance of the former chief executive officer and chief operating officer. General and administrative expenses for the nine months ended September 30, 2008, were 20.9% of sales before these charges as compared to the same period in 2009. The reduction in the general and administrative expenses, in addition to the severance charges, reflects lower salaries and benefit costs of $0.3 million principally associated with reduced staffing in Asia and the US due to a reduction in sales volume, reduced facility, maintenance and insurance costs of $0.4 million due to a reduction in our leased facilities, lower professional and other outside services of $0.6 million primarily resulting from the termination of a related party consulting contract, lower depreciation charges of $0.3 million for idle equipment which we have classified as held for sale and are no longer depreciating, and lower stock-based compensation of $0.1 million.

         Interest expense and interest income

        Interest expense for the three months ended September 30, 2009 increased by approximately $42,000 to $684,000 as compared to the same period in 2008. Interest expense for the nine months ended September 30, 2009 increased by approximately $116,000 to $1,983,000, as compared to the same period in 2008 due to increased borrowings under our revolving credit and term loan facility and the related amortization of deferred financing costs and debt discounts.

        Interest income for the three months ended September 30, 2009 decreased by approximately $17,000 to $10 due primarily to the reclassification of interest on related party notes to the reserve against the note. Interest income for the nine months ended September 30, 2009 decreased by approximately $48,000 to $1,000 due primarily to the application of valuation allowances against further interest accruals on the related party notes.

        A brief summary of interest expense and interest income is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Cash interest expense	$311,394	$331,759	$911,098	$1,008,471
Amortization of deferred financing costs
& debt discounts	372,117	309,473	1,071,457	858,325
Interest expense	683,511	641,232	1,982,555	1,866,796
Interest income	(10)	(16,516)	(1,016)	(49,436)
Interest expense, net	$683,501	$624,716	$1,981,539	$1,817,360

         Income taxes

        Income tax provisions (benefit) for the three and nine months ended September 30, 2009 reflected a tax provision of $165,000 and $267,000, respectively. In addition, income tax provisions (benefit) for the three and nine months ended September 30, 2008 reflected a tax provision of $99,000 and a tax benefit of $112,000, respectively. The net tax provision for the three months ended September 30, 2009 is associated with domestic state income taxes, foreign withholding taxes from our domestic royalty charges to our foreign operations offset by a tax benefit for carry-forward net losses in our foreign office. The net tax benefit in 2008 is associated with foreign income taxes from taxable net losses and earnings within our Asian facilities.

Liquidity and Capital Resources

        The following table summarizes selected financial data at (amounts in thousands):

	September 30, 2009	December 31, 2008

Cash and cash equivalents	$1,786	$2,400
Total assets	$14,755	$15,603
Current liabilities	$(24,252)	$(10,899)
Long-term debt, net of current liabilities	$(784)	$(13,465)
Stockholders' deficit	$(10,281)	$(8,762)

         Cash and cash equivalents

        Cash and cash equivalents decreased by $614,000 at September 30, 2009 as compared to December 31, 2008, principally due to lower cash generated by operating activities and offset by higher cash provided by financing activities, net of increases in capital expenditures.

        Cash provided by operating activities is our primary recurring source of funds, and reflects net income from operations excluding non cash charges, and changes in operating capital. The nine months ended September 30, 2009 reflected a net use of approximately $339,000 as compared to net use of $71,000 for the nine months ended September 30, 2008. The cash used in operating activities during the nine months ended September 30, 2009 resulted principally from:

Net income before non-cash expenses	$129,000
Inventory reduction, net of reserves	35,000
Receivable reduction, net of reserves	108,000
Accounts payable and accrued expense reduction	(618,000)
Other increases in operating capital	7,000
Cash used in operating activities	$(339,000)

        Net cash used in operating activities reflects net income from operations excluding non cash charges plus seasonal reductions in inventory and receivables offset by the reductions in accounts payable as seasonal payments to our trade suppliers increased following the end of our peak season for products shipped and materials acquired.

        Net cash used in investing activities for the nine months ended September 30, 2009 was approximately $474,000 as compared to $438,000 for the nine months ended September 30, 2008. The expenditures in the first nine months of 2009 were principally associated with the development of our new ERP system that was implemented in March 2009 and leasehold improvements for our new facility in China.

        Net cash provided by financing activities for the nine months ended September 30, 2009 was approximately $216,000 and primarily reflects additional borrowings under our revolver line of credit, offset by the repayment of borrowings under capital leases and notes payable. For the nine months ended September 30, 2008 net cash of $421,000 was used by financing activities and primarily reflects the repayment of borrowings under capital leases and notes payable, payments on term note and net of borrowings under our debt facility.

        On June 27, 2007, we entered into a Revolving Credit and Term Loan Agreement with Bluefin Capital, LLC that provides for a $5.0 million revolving credit loan and a $9.5 million term loan for a three year period ending June 30, 2010. Bluefin Capital subsequently assigned its rights and obligations under the credit facility agreements to an affiliate, CVC California, LLC (“CVC”).  The revolving credit portion of the facility, as amended, permits borrowings based upon a formula including 85% of eligible receivables and 55% of eligible inventory and provides for monthly interest payments at the prime rate (5.25% at September 30, 2009) plus 2.0%.  The term loan bears interest at 8.5% annually with quarterly interest payments and repayment in full at maturity.

        Borrowings under both credit facilities are secured by all of our assets. There was $9,500 and $3,000 in available borrowings at September 30, 2009 and December 31, 2008, respectively.

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

        On November 19, 2007, we entered into an amendment of the credit agreement with the lender to modify the original financial covenants and to extend until June 30, 2008 the application of the original EBITDA covenants in exchange for additional common stock and a price adjustment to the lenders outstanding warrants issued to the lender in connection with the loan agreement. In connection with this amendment we issued an additional 250,000 shares of common stock to the lender for $0.001 per share, and the exercise price for all of the previously issued warrants for the purchase of 2,100,000 shares of common stock was amended to an exercise price of $0.75 per share. The new relative fair value of the equity issued with this debt of $2,430,000, including the modifications in this amendment and a reduction for financing costs, is being amortized over the term of the note.

        On April 3, 2008, we executed a further amendment to the credit agreement. The amendment included a redefining of the EBITDA covenants, and the cancellation of the common stock warrants previously issued to the lender in exchange for our issuance of an additional note payable to the lender for $1.0 million. The note bears interest at 8.5% and both the note and accrued interest are payable at maturity on June 30, 2010. In addition, our borrowing base was modified in this amendment by increasing the allowable portion of inventory held by third party vendors to $1.0 million with no more than $500,000 held at any one vendor and increasing the percentage of accounts receivable to be included in the borrowing base to 85%. We incurred a one-time modification fee of $145,000 to secure the amendment of the agreement. The new relative fair value of the equity issued with this debt of $2,542,000, including the modifications in this amendment and a reduction for financing costs, is being amortized over the term of the note.

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

        We failed to satisfy the minimum EBITDA requirement for quarter ended December 31, 2008 as well as the quarter ended March 31, 2009, and in connection with such failures, on March 31, 2009 we entered into a further amendment to the credit agreement with CVC. This amendment provided for the issuance of an additional term note to CVC in the principal amount of $225,210 in lieu of paying a cash waiver fee in connection with our failures to satisfy the EBITDA requirements for the quarters ended December 31, 2008 and March 31, 2009; deferral of the term note quarterly interest payment of $215,000 due April 1, 2009; a temporary increase to the borrowing base formulas and calculations under the revolving credit facility; the re-lending by CVC of $125,000 under the term loan portion of credit facility; a consent to allow us to sell equipment that has been designated as held for sale more fully described in Note 9 to the consolidated financial statements; and the granting to CVC of the right to designate a non-voting observer to attend all meetings of our Board of Directors.

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

        The outstanding balance including accrued interest of our demand notes payable to related parties at September 30, 2009 and December 31, 2008 was $228,000 and $222,000, respectively. The demand notes of $85,000 bear interest at 10% have no scheduled monthly payments and are due within fifteen days following demand.

        The outstanding balance including accrued interest of our note payable to related party presented as part of long term liability at September 30, 2009 was $36,000. The note bears 6% interest annually and the maturity date is the earlier of December 31, 2011 or ten days following employment termination date.

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

        We have historically satisfied our working capital requirements primarily through cash flows generated from operations and borrowings under our credit facility. As we continue to expand globally with our apparel manufacturing in offshore locations, our customers (some of which are backed by U.S. brands and retailers) are substantially all foreign based entities. Our revolving credit facility provides limited financing secured by our accounts receivable, and our current borrowing capability may not provide the level of financing we need to continue in or to expand into additional foreign markets. We are continuing to evaluate non-traditional financing of our foreign assets and equity transactions to provide capital needed to fund our expansion and on-going operations. If we experience greater than anticipated reductions in sales, we may need to raise additional capital, or further reduce the scope of our business in order to fully satisfy our future short-term operating requirements. The extent of our future long-term capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of future acquisitions, our borrowing base availability limitations related to eligible accounts receivable and inventories and our expansion into foreign markets. Our need for additional long-term financing includes the integration and expansion of our operations to exploit our rights under our Talon trade name, the expansion of our operations in the Asian, and European markets. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we may need to raise additional debt or equity financing in order to provide for our operations.

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

Contractual Obligations and Off-Balance Sheet Arrangements

        The following summarizes our contractual obligations at September 30, 2009 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Demand notes payable to
related parties (1)	$227,600	$227,600	$—	$—	$—
Note payable to related party.	36,000	—	36,000	—	—
Capital lease obligations	113,100	80,800	27,800	4,500	—
Operating leases	1,057,100	608,000	448,800	300	—
Revolver and term note	16,594,400	16,594,400	—	—	—
Other notes payable	60,500	60,500	—	—	—
Total Obligations	$18,088,700	$17,571,300	$512,600	$4,800	$—

(1)	The majority of notes payable to related parties is due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment and includes accrued interest payable through September 30, 2009.

        At September 30, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

        Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

o	Accounts and note receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

The net bad debt expenses, recoveries and allowances for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Bad debt expenses for accounts
receivable	$38,717	$32,857	$116,090	$30,581
Recoveries	$—	$—	$—	$(3,050)
Allowance for doubtful accounts	$227,442	$124,045	$227,442	$124,045
Allowance for doubtful accounts,
related party	$512,885	$—	$512,885	$—

o	Inventories are stated at the lower of cost, determined using the first-in, first-out ("FIFO") basis, or market value and are all substantially finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead costs. Inventory is evaluated on a continual basis and reserve adjustments are made based on management's estimate of future sales value, if any, of specific inventory items. Inventory reserves are recorded for damaged, obsolete, excess, impaired and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory.

Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. For the three and nine months ended September 30, 2009 inventory reserve had a recovery of approximately $5,000 followed by a sale of legacy inventory. No inventory reserve provisions were recorded for the three and nine months ended September 30, 2008.

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

o	Sales are recognized when persuasive evidence of an arrangement exists, product title has passed, pricing is fixed or determinable and collection is reasonably assured. Sales resulting from customer buy-back agreements, or associated inventory storage arrangements are recognized upon delivery of the products to the customer, the customer's designated manufacturer, or upon notice from the customer to destroy or dispose of the goods. Sales, provisions for estimated sales returns and the cost of products sold are recorded at the time title transfers to customers. Actual product returns are charged against estimated sales return allowances, which returns have been insignificant.

o	We are currently involved in various lawsuits, claims and inquiries, most of which are routine to the nature of the business and in accordance with FASB ASC 450, "Contingencies". We accrue estimates of the probable and estimable losses for the resolution of these claims. The ultimate resolution of these claims could affect our future results of operations for any particular quarterly or annual period should our exposure be materially different from our earlier estimates or should liabilities be incurred that were not previously accrued.

New Accounting Pronouncements

        In June 2009, the Financial FASB issued ASC 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”). Effective for our financial statements issued for interim and annual periods commencing with the quarterly period ended September 30, 2009, the FASB Accounting Standards Codification (“Codification” or “ASC”) is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all then-existing, non-SEC accounting and reporting standards. In the FASB’s view, the Codification does not change GAAP, and therefore the adoption of ASC 105-10, Generally Accepted Accounting Principles, did not have an effect on our consolidated financial position, results of operations or cash flows. However, where we have referred to specific authoritative accounting literature, the Codification literature is disclosed.

        In April 2009, the FASB issued ASC 820-10, “Fair Value Measurements and Disclosures” (Topic 820). ASC 820-10 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. ASC 820-10 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, ASC 820-10 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. ASC 820-10 was effective beginning in the second quarter of fiscal year 2009. The adoption of ASC 820-10 did not have a material impact on the consolidated financial statements.

        In April 2009, the FASB issued ASC 320-10, “Investments — Debt and Equity Securities” (“ASC 320-10”). ASC 320-10 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under ASC 320-10, other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, ASC 320-10 changes the presentation of other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. ASC 320-10 was effective beginning in the second quarter of fiscal year 2009. The implementation of ASC 320-10 did not have a material impact on the consolidated financial statements.

        In April 2009, the FASB issued ASC 825-10, “Financial Instruments” (“ASC 825-10”). ASC 825-10 requires interim disclosures regarding the fair values of financial instruments. Additionally, ASC 825-10 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. ASC 825-10 does not change the accounting treatment for these financial instruments and did not have a material impact on the consolidated financial statements.

        In April 2009, the FASB issued ASC 805, “Business Combinations” (“ASC 805”). ASC 805 amends the original guidance relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities arising from contingencies in a business combination which were adopted by us as of the beginning of fiscal 2009 and it did not have a material impact on the consolidated financial statements. We will apply the requirements of ASC 805 prospectively to any future acquisitions.

        In May 2009, the FASB issued ASC 855-10, “Subsequent Events” (“ASC 855-10”). ASC 855-10 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 was adopted by us in the second quarter of 2009 and did not have a material impact on the consolidated financial statements. The implementation of ASC 855-10 did not have a material impact on the consolidated financial statements. See Note 16 for the disclosures regarding ASC 855-10.

        In June 2009, the FASB issued ASC 860, “Transfers and Servicing” (“ASC 860”). ASC 860 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 is applicable for annual periods beginning after November 15, 2009. The implementation of ASC 860 is not expected to have a material impact on the consolidated financial statements.

        In June 2009, the FASB issued accounting guidance contained within ASC 810, “Consolidations”, which pertains to the consolidation of variable interest entities, “Amendments to FASB Interpretation No. 46R”, (“ASC 810”). This guidance within ASC 810 requires an analysis to be performed to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This standard requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This standard is effective for fiscal years beginning after November 15, 2009. The implementation of ASC 810 is not expected to have an impact on the consolidated financial statements.

         In August 2009, the FASB issued ASC 820-10-35, “Fair Value Measurements and Disclosures” (“ASC 820-10-35”), which provides amendments to Topic 820. ASC 820-10-35 provides additional guidance clarifying the measurement of liabilities at fair value. ASC 820-10-35 is effective in the fourth quarter 2009 for a calendar year entity. ASC 820-10-35 is not expected to have a material impact on the consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

        During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.      Legal Proceedings

        On October 12, 2005, a shareholder class action complaint was filed in the United States District Court for the Central District of California (“District Court”) against us, Colin Dyne, Mark Dyne, Ronda Ferguson and August F. Deluca (collectively, the “Individual Defendants” and, together with us, the “Defendants”).  The action is styled Huberman v.Tag-It Pacific, Inc., et al., Case No. CV05-7352 R(Ex). On January 23, 2006, the District Court heard competing motions for appointment of lead plaintiff. The District Court appointed Seth Huberman as the lead plaintiff (“Plaintiff”). On March 13, 2006, Plaintiff filed an amended complaint. Plaintiff’s amended complaint alleged that defendants made false and misleading statements about our financial situation and our relationship with certain of our large customers. The action was brought on behalf of all purchasers of our publicly-traded securities during the period from November 13, 2003, to August 12, 2005. The amended complaint purports to state claims under Section 10(b)/Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. On August 21, 2006, Defendants filed their answer to the amended complaint, denying the material allegations of wrongdoing. On February 20, 2007, the District Court denied class certification. On April 2, 2007, the District Court granted Defendants’ motion for summary judgment, and on or about April 5, 2007, the Court entered judgment in favor of all Defendants. On or about April 30, 2007, Plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit (“Ninth Circuit”), and his opening appellate brief was filed on October 15, 2007. Defendants’ brief was filed on November 28, 2007. The Ninth Circuit held oral arguments on October 23, 2008. On January 16, 2009, the Ninth Circuit issued an unpublished memorandum, instructing the District Court to certify a class, reversing the District Court’s grant of summary judgment, and remanding for further proceedings consistent with its decision.  The District Court thereafter certified a class and adopted a schedule for the case. On July 31, 2009, the parties entered into a stipulation of settlement intended to settle the matter and result in its dismissal with prejudice.

        The total settlement proceeds of $5.75 million are to be paid in full by our insurers without any contribution from us or individual defendants.  On August 24, 2009, the Court granted preliminary approval of the settlement.  Notice has been provided to class members and the Court was set a final fairness hearing on the settlement for December 7, 2009.  If the settlement is finally approved, the case will be dismissed with prejudice per the terms of the settlement.  If the settlement is not approved, we will continue to vigorously defend this lawsuit; however, in this case, the outcome of this lawsuit or an estimate of the potential losses, if any, related to the lawsuit cannot be reasonably predicted, and an adverse resolution of the lawsuit could potentially have a material adverse effect on our financial position and results of operations.

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

Item 1A.      Risk Factors

        Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. No material change to such risk factors has occurred during the nine months ended September 30, 2009.

Item 4.      Submission of Matters to a Vote of Security Holders

        On July 13, 2009, we held our 2009 annual meeting of stockholders. At the annual meeting, there were 20,291,433 shares entitled to vote, and 18,706,228 shares (approximately 92%) were represented at the meeting in person or by proxy. Immediately prior to and following the meeting, our Board of Directors consisted of Mark Dyne, Colin Dyne, Lonnie D. Schnell, Brent Cohen, Joseph Miller, Raymond Musci and William Sweedler.

        The following summarizes vote results for the election of directors, which was the only matter submitted to our stockholders for action at the annual meeting:

        Proposal to elect the following two nominees as Class III directors:

Director	For	Withheld
Mark Dyne	15,143,710	3,562,518
Colin Dyne	14,387,564	4,318,664

Item 5.      Other Information

        On November 13, 2009, we entered into a Sales and Service Representative Agreement with The Link Trading LLC. Colin Dyne, Vice Chairman of our Board of Directors, is the Manager and principal owner of The Link Trading LLC. Pursuant to this agreement, we have agreed to pay a commission of 7% of collected revenues associated with the sales for specified business opportunities presented by The Link Trading, with 2% of the 7% commission earned applied to our note receivable balance due from Colin Dyne. The commission rate is subject to adjustment under certain circumstances as provided in the agreement. The agreement has an initial term of 24 months, which may be extended by mutual agreement of the parties. For a description of certain transactions between us and Colin Dyne and parties affiliated with Mr. Dyne, see Note 15 of the Notes to Consolidated Financial Statements included in this Form 10-Q. A copy of the Sales and Service Representative Agreement is filed with this Form 10-Q as Exhibit 10.28.

Item 6.      Exhibits

Exhibit No.	Description

10.26.1*	Amendment No. 1 to Executive Employment Agreement, dated August 6, 2009, between Talon International, Inc. and Lonnie D. Schnell. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 10, 2009.

10.27.1*	Amendment No. 1 to Executive Employment Agreement, dated August 6, 2009, between Talon International, Inc. and Larry Dyne. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 10, 2009.

10.28	Sales and Service Representative Agreement, dated November 13, 2009, between Talon International, Inc. and The Link Trading LLC.

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        *   Indicates a management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2009	/s/ Lonnie D. Schnell Lonnie D. Schnell Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ James E. Reeder James E. Reeder Chief Accounting Officer (Principal Accounting Officer)