Form 10-K
period 2009-12-31
TALON INTERNATIONAL, INC.
filed 2010-03-29
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

(818) 444-4100
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [_]       No [X]

Indicate by check mark if the registration is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [_] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes [X]         No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [_]        No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_]      No [X]

At June 30, 2009, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,513,311.

At March 29, 2010 the issuer had 20,291,433 shares of Common Stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TALON INTERNATIONAL, INC.

PART IV

Item 15.	Exhibits and Financial Statement Schedule	90

Back to Index to Form 10-K

Forward Looking Statements

This report and other documents we file with the SEC contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in “Item 1A. Risk Factors.” We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. Reference is made in particular to forward looking statements regarding projections or estimates concerning our ability to refinance our debt facility or reach an agreement for an extension or restructuring of our debt with our existing lender;  our business, including demand for our products and services, mix of revenue streams, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, international businesses, competitive position, adequate liquidity to fund our operations and meet our other cash requirements; and the global economic environment in general and consumer demand for apparel.  Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I

ITEM 1.             BUSINESS

General

Talon International, Inc. specializes in the manufacturing and distribution of a full range of apparel accessories including zippers and trim items to manufacturers of fashion apparel, specialty retailers and mass merchandisers.  We manufacture and distribute zippers under our Talon® brand name to manufacturers for apparel brands and retailers such as Abercrombie & Fitch, JC Penney, Wal-Mart, Kohl’s, Juicy Couture and Phillips-Van Heusen, among others. We also provide full service outsourced trim design, sourcing and management services and supply specified trim items for manufacturers of fashion apparel such as Victoria’s Secret, Tom Tailor, Abercrombie & Fitch, American Eagle, Polo Ralph Lauren, New York and Company, Express,  and others.  Under our Tekfit® brand, we develop and sell a stretch waistband  that utilizes a patented technology that we license from a third party.

We were incorporated in the State of Delaware in 1997.  We were formed to serve as the parent holding company of Tag-It, Inc., a California corporation, Tag-It Printing & Packaging Ltd., which changed its name in 1999 to Tag-It Pacific (HK) LTD, a BVI corporation, Tagit de Mexico, S.A. de C.V., A.G.S. Stationery, Inc., a California corporation, and Pacific Trim & Belt, Inc., a California corporation. All of these companies were consolidated under a parent limited liability company in October 1997.  These companies became our wholly owned subsidiaries immediately prior to the effective date of our initial public offering in January 1998.  In 2000, we formed two wholly owned subsidiaries of Tag-It Pacific, Inc.:  Tag-It Pacific Limited, a Hong Kong corporation and Talon International, Inc., a Delaware corporation. During 2006 we formed two wholly owned subsidiaries of Talon International, Inc. (formerly Tag-It Pacific, Inc.): Talon Zipper (Shenzhen) Company Ltd. in China and Talon International Pvt. Ltd., in India. On July 20, 2007 we changed our corporate name from Tag-It Pacific, Inc. to Talon International, Inc.  Our website is www.talonzippers.com.

Our website address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document.

Business Summary

We operate our business within three product groups, Talon, Trim and Tekfit.   In our Talon group, we design, engineer, test and distribute zippers under our Talon trademark and trade names to apparel brands and manufacturers.  Talon enjoys brand recognition in the apparel industry worldwide.  Talon is a 100-year-old brand, which is well known for quality and product innovation and was the original pioneer of the formed wire metal zipper for the jeans industry and is a specified zipper brand for manufacturers in the sportswear and outerwear markets worldwide.  We provide a line of high quality zippers, including a specialty zipper for kids clothing, for distribution to apparel manufacturers worldwide, including principally Hong Kong, China, Taiwan, India, Indonesia, Bangladesh, Mexico and Central America and we have sales and marketing teams in most of these areas. We have developed joint manufacturing arrangements in various geographical international local markets to manufacture, finish and distribute zippers under the Talon brand name. Our manufacturing partners operate to our specifications and under our quality requirements, compliance controls and our direct manufacturing and quality assurance supervision, producing finished zippers for our customers in their local markets.  This operating model allows us to significantly improve the speed at which we serve the market and to expand the geographic footprint of our Talon products.   The Talon zipper is promoted both within our trim packages, as well as a stand-alone product line.

In our Trim products group, we act as a fully integrated single-source supplier, designer and sourcing agent of a full range of trim items for manufacturers of fashion apparel.  Our business focuses on servicing all of the trim requirements of our customers at the manufacturing and retail brand level of the fashion apparel industry. Trim items include labels, buttons, rivets, printed marketing material, polybasic, packing cartons and hangers.  Trim items comprise a relatively small part of the cost of most apparel products but comprise the vast majority of components necessary to fabricate a typical apparel product.  We offer customers a one-stop outsource service for all trim related matters.  Our teams work with the apparel designers and function as an extension of their staff.

If our customer is creating a new pair of pants for their fall collection, our Trim products group will collaborate with them on their design vision, then present examples of their vision in graphic form for all apparel accessory components.  We will design the buttons, snaps, hang tags, labels, zippers, zipper pullers and other items.  Once our customer selects the designs they like, our sourcing and production teams coordinate with our database of manufacturers worldwide to ensure the best manufacturing solution for the items being produced.  The proper manufacturing and sourcing solution is a critical part of our service.  Knowing the best facility or supplier to ensure timely production, the proper paper finishes, distressing or other types of material needs or manufacturing techniques to be used is critical.  Because we perform this function for many different global projects and apparel brands, we have a depth and breadth of knowledge in the manufacturing and sourcing that our customers cannot achieve, and therefore offer a significant value to our customers.  In addition, because we are consistently innovating new items, manufacturing techniques and finishes, we bring many new, fresh and unique ideas to our customers.  Once we identify the appropriate supply source, we create production samples of all of our designs and products and review the samples with our customers so they can make a final decision while looking at the actual items that will be used on the garments.  When the customer selects the appropriate items, we are identified as the sole-source trim supplier for the project, and our customer’s factories are then required to purchase the trim products from us.  Throughout the garment manufacturing process, we consistently monitor the timing and accuracy of the production items to ensure the production items exactly match all samples when delivered to our customer’s apparel factories.

We also serve as a specified supplier in our zipper and trim products for a variety of major retail brand and private-label oriented companies.  A specified supplier is a supplier that has been approved for its quality and service by a major retail brand or private-label company.  Apparel contractors manufacturing for the retail brand or private-label company must purchase their zipper and trim requirements from a supplier that has been specified.  We seek to expand our services as a supplier of select items for such customers, to being a preferred or single-source provider of the entire brand customer’s authorized trim and zipper requirements.  Our ability to offer a full range of trim and zipper products is attractive to brand name and private-label oriented customers because it enables the customer to address their quality and supply needs for all of their trim requirements from a single source, avoiding the time and expense necessary to monitor quality and supply from multiple vendors and manufacturer sources. Becoming a specified supplier to brand customers gives us an advantage to become the preferred or sole vendor of trim and zipper items for all apparel manufacturers contracted for production for that brand name.

Our teams of sales employees, representatives, program managers, creative design personnel and global production and distribution coordinators at our facilities located in the United States, Europe, and throughout Southeast Asia enable us to take advantage of and address the increasingly complicated requirements of the large and expanding demand for complete apparel accessory solutions.  We plan to continue to expand operations in Asia, Europe, and Central America to take advantage of the large apparel manufacturing markets in these regions.

Products

Talon Zippers - We offer a full line of metal, coil and plastic zippers bearing the Talon brand name. Talon zippers are used primarily by manufacturers in the apparel industry and are distributed through our distribution facilities in the United States, Europe, Hong Kong, China, Taiwan, India, Indonesia and Bangladesh and through these designated offices to other international markets.

We expand our distribution of Talon zippers through the establishment of a combination of Talon owned sales, distribution and manufacturing locations, strategic distribution relationships and joint ventures.  These distributors and manufacturing joint ventures, in combination with Talon owned and affiliated facilities under the Talon brand, improve our time-to-market by eliminating the typical setup and build-out phase for new manufacturing capacity throughout the world by sourcing, finishing and distributing to apparel manufacturers in their local markets.   The branded apparel zipper market is dominated by one company and we have positioned Talon to be a viable global alternative to this competitor and capture an increased market share position.  We leverage the brand awareness of the Talon name by branding other products in our line with the Talon name.

Trim - We consider our high level of customer service as a fully integrated single-source supplier essential to our success.  We combine our high level of customer service within our Trim solutions with a history of design and manufacturing expertise to offer our customers a complete trim solution product.  We believe this full-service product gives us a competitive edge over companies that only offer selected trim components because our full service solutions save our customers substantial time in ordering, designing, sampling and managing trim orders from several different suppliers.  Our proprietary tracking and order management system allows us to seamlessly supply trim solutions and products to apparel brands, retailers and manufacturers around the world.

We produce customized woven, leather, synthetic, embroidered and novelty labels and tapes, which can be printed on or woven into a wide range of fabrics and other materials using various types of high-speed equipment.  As an additional service, we may provide our customers the machinery used to attach the buttons, rivets and snaps we distribute.

Tekfit - We distribute a proprietary stretch waistband under our Exclusive License and Intellectual Property Rights agreement with Pro-Fit Holdings, Limited. The agreement gives us the exclusive rights to sell or sublicense stretch waistbands manufactured under the patented technology developed by Pro-Fit for garments, manufactured anywhere in the world, for sale in the U.S. market and for all U.S. brands for the life of the patent.  We offer apparel manufacturers advanced, patented fabric technologies to utilize in their garments under the Tekfit name.  This technology allows fabrics to be altered through the addition of stretch characteristics resulting in greatly improved fit and comfort.  Pant manufacturers use this technology to build-in a stretch factor into standard waistbands that does not alter the appearance of the garment, but will allow the waist to stretch out and back by as much as two waist sizes.

Our efforts to offer this product technology to customers have been limited by a licensing dispute.  As described more fully in Item 3 “Legal Proceedings” we are  in litigation with Pro-Fit related to our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit’s patented technology.  The revenues we derive from the sales of products incorporating the stretch waistband technology represented only a small portion of our consolidated revenue for the years 2009, 2008 and 2007 as a consequence of this litigation.

 The percentages of total revenue contributed by each of our three primary product groups for the last three fiscal years are as follows:

	Year Ended December 31,
	2009	2008	2007
Product Group Net Revenue:
Talon zipper	55.1%	59.0%	52.2%
Trim	44.7%	40.6%	46.1%
Tekfit	0.2%	0.4%	1.7%

Design and Development

Our in-house creative teams produce products with innovative technology and designs that we believe distinguish our products from those of our competitors.  We support our skills and expertise in material procurement and product-manufacturing coordination with product technology and designs intended to meet fashion demands, as well as functional and cost parameters.  In 2006, we introduced the Talon KidZip® which is a specialty zipper for children’s apparel engineered to surpass industry established strength and safety tests, while maintaining the fashion image and requirements of today’s apparel demands.

Many specialty design companies with which we compete have limited engineering, sourcing or manufacturing experience.  These companies create products or designs that often cannot be implemented due to difficulties in the manufacturing process, the expenses of required materials, or a lack of functionality in the resulting product.  We design products to function within the limitations imposed by the applicable manufacturing framework.  Using our manufacturing and sourcing experience, we ensure delivery of quality products and we minimize the time-consuming delays that often arise in coordinating the efforts of independent design houses and manufacturing facilities.  By supporting our material procurement and product manufacturing services with design services, we reduce development and production costs and deliver products to our customers sooner than many of our competitors.  Our development costs are low, most of which are borne by our customers.  Our design teams are based in our California, Ohio and China facilities.

Customers

We have more than 800 active customers.  Our customers include the designated suppliers of well-known apparel retailers and brands, such as Victoria’s Secret, Tom Tailor, Abercrombie & Fitch, Polo Ralph Lauren, Phillips-Van Heusen, American Eagle and Juicy Couture, among others.  Our customers also include contractors for specialty retailers such as Express and mass merchant retailers such as Wal-Mart, Kohl’s, Penney’s and Target.

For the years ended December 31, 2009, 2008 and 2007, our three largest customers represented approximately 9%, 8% and 9%, respectively, of consolidated net sales.

Sales and Marketing

We sell our principal products through our own sales force based in Los Angeles, California, various other cities in the United States, Hong Kong, China, India, Indonesia, Taiwan, and Bangladesh.  We contract with outside sales representatives in Europe, and we develop Central America opportunities through our U.S. sales force and outside sales representatives. We also employ customer service representatives who are assigned to key customers and provide in-house customer service support.  Our executives have developed relationships with our major customers at senior levels.  These executives actively participate in marketing and sales functions and the development of our overall marketing and sales strategies.  When we become the outsourcing vendor for a customer’s packaging or trim requirements, we position ourselves as if we are an in-house department of the customer’s trim procurement operation.

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

Principally through our China facilities, we distribute Talon zippers, trim items and apparel packaging and coordinate the manufacture and distribution of the full range of our products.  Our China facilities supply several significant trim programs, services customers located in Asia and the Pacific Rim and sources products for our U.S. and European based operations.

Intellectual Property Rights and Licenses

We have trademarks as well as copyrights, software copyrights and trade names for which we rely on common law protection, including the Talon trademark.  Several of our other trademarks are the subject of applications for federal trademark protection through registration with the United States Patent and Trademark Office, including “Talon”, “Tag-It”, “Kidzip” and “Tekfit”.

We also rely on our Exclusive License and Intellectual Property Rights agreement with Pro-Fit to sell our Tekfit stretch waistbands, which grants us the right to sell or sublicense stretch waistbands manufactured under patented technology developed by Pro-Fit for garments manufactured anywhere in the World for the U.S. market and for all U.S. brands.  These license rights are for the duration of the patents and trade secrets licensed under the agreement.  We are in litigation with Pro-Fit relating to our rights under the agreement, as described more fully elsewhere in this report.

Seasonality

We typically experience seasonal fluctuations in sales volume.  These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the seasonal fluctuations experienced by the majority of our customers.  The apparel industry typically experiences higher sales volume in the second quarter in preparation for back-to-school purchases and the third quarter in preparation for year-end holiday purchases. Backlogs of sales orders are not considered material in the industries in which we compete, which reduces the predictability and reinforces the volatility of these cyclical buying patterns on our sales volume.

Inventories

In order to meet the rapid delivery requirements of our customers, we may be required to purchase inventories based upon projections made by our customers. In these cases we may carry a substantial amount of inventory on their behalf.  We attempt to manage this risk by obtaining customer commitments to purchase any excess inventories.  These commitments provide that in the event that inventories remain with us in excess of six to nine months from our receipt of the goods from our vendors or the termination of production of a customer’s product line related to the inventories, the customer is required to purchase the inventories from us under normal invoice and selling terms.  While these agreements provide us some advantage in the negotiated disposition of these inventories, we cannot be assured that our customers will complete these agreements or that we can enforce these agreements without adversely affecting our business operations.

Competition

We compete in highly competitive and fragmented industries that include numerous local and regional companies that provide some or all of the products we offer.  We also compete with United States and international design companies, distributors and manufacturers of tags, trim, packaging products and zippers. Some of our competitors, including YKK and Avery Dennison Corporation have greater name recognition, longer operating histories and greater financial and other resources.

Because of our integrated materials procurement and assembly capabilities and our full-service trim solutions, we believe that we are able to effectively compete for our customers’ business, particularly where our customers require coordination of separately sourced production functions.  We believe that to successfully compete in our industry we must offer superior product pricing, quality, customer service, design capabilities, delivery lead times and complete supply-chain management.  We also believe the Talon brand name and the quality of our Talon brand zippers will allow us to gain market share in the zipper industry.  The unique stretch quality of our Tekfit waistbands will also allow us to compete effectively in the market for waistband components.

Segment Information

We operate in one industry segment, the distribution of a full range of apparel zipper and trim products to manufacturers of fashion apparel, specialty retailers and mass merchandisers.

Back to Index to Form 10-K

Financial Information About Geographic Areas

We sell the majority of our products for use by U.S. and European based brands, retailers and manufacturers.  The majority of these customers produce their products or outsource the production of their products in manufacturing facilities located outside of the U.S. or Europe, primarily in Hong Kong, China, Taiwan, India, Indonesia, Bangladesh and Central America.

A summary of our domestic and international net sales and long-lived assets is set forth in Item 8 of this Annual Report on Form 10-K, Note 1 and Note 12 of the Notes to Consolidated Financial Statements.

We are subject to certain risks referred to in Item 1A, “Risk Factors” and Item 3, “Legal Proceedings”, including those normally attending international and domestic operations, such as changes in economic or political conditions, currency fluctuations, foreign tax claims or assessments, exchange control regulations and the effect of international relations and domestic affairs of foreign countries on the conduct of business, legal proceedings and the availability and pricing of raw materials.

Employees

As of December 31, 2009, we had approximately 177 full-time employees including 24 in the United States, 58 employees in Hong Kong, 91 employees in the Peoples Republic of China, 1 in India, 1 in Indonesia, 1 in Taiwan and 1 in Sri Lanka.  Our labor forces are non-union.  We believe that we have satisfactory employee and labor relations.

Corporate Governance and Information Related to SEC Filings

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form  8-K and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website,  www.talonzippers.com (in the “Investor” section, as soon as reasonably practical after electronic filing with or furnishing of such material to the SEC). We make available on our website our (i) shareholder communications policies, (ii) Code of Ethical Conduct, (iii) the charters of the Audit and Nominating Committees of our Board of Directors and (iv) Employee Complaint Procedures for Accounting and Auditing Matters. These materials are also available free of charge in print to stockholders who request them by writing to: Investor Relations, Talon International, Inc., 21900 Burbank Boulevard, Suite 270, Woodland Hills, CA  91367.  Our website address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document.

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

We may not be able to refinance or extend our debt facility due at June 30, 2010 and if we cannot we will default on our credit agreement, which would have a material adverse effect on our liquidity, business and operations and ability to continue as a going concern.

Our cash flows from operating activities will not be sufficient to repay our obligations under the CVC debt facility which will become due and payable in full on June 30, 2010.  Accordingly an extension or modification of the CVC debt will be required prior to the due date or it will be necessary for us to raise additional debt or equity financing in order to repay the CVC debt. If we cannot obtain an extension or modification of the CVC debt, or raise additional equity or debt to satisfy this requirement we will default on our credit agreement and the lender would have the right to exercise its remedies including enforcement of its lien on substantially all of our assets.

 There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all.   If we are unable to secure additional financing, we may not be able to execute our operating plans, or meet our debt obligations either of which could have a material adverse effect on our financial condition and results of operations and affect our ability to operate as a going concern.  See Note 2 of the Notes to Consolidated Financial Statements.

We will need to raise additional capital or refinance our existing debt structure to meet our current and long term needs.

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

Even if we are able to refinance or restructure our existing credit facility, if we experience greater than anticipated reductions in sales, we may need to raise additional capital, or further reduce the scope of our business in order to fully satisfy our future short-term liquidity requirements.  If we cannot raise additional capital or reduce the scope of our business in response to a substantial decline in sales, we may default on our credit agreement.

The extent of our future long-term capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of future acquisitions, our borrowing base availability limitations related to eligible accounts receivable and inventories and our expansion into foreign markets.  Our need for additional long-term financing includes the integration and expansion of our operations to maximize the opportunities of our Talon trade name, and the expansion of our operations in Asia, Europe and Central America. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we may need to raise additional debt or equity financing in order to provide for our operations.  We are continually evaluating various financing strategies to be used to expand our business and fund future growth or acquisitions. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all.   If we are unable to secure additional financing, we may not be able to execute our plans for expansion and we may need to implement additional cost savings initiatives.

We may not be able to satisfy the financial covenants in our debt agreements and if we cannot, then our lender could declare the debt obligations in default, which would have a material adverse effect on our liquidity, business and operations.

Our revolving credit and term loan agreement requires certain covenants, including a minimum level of EBITDA as discussed in Note 6 of the Notes to Consolidated Financial Statements.   If we fail to satisfy the EBITDA covenant in three consecutive quarters, the credit agreement will be in default and can be declared immediately due and payable by the lender.

In anticipation of not being able to meet required covenants due to various reasons, we either negotiate for changes in the relative covenants or negotiate a waiver with the lender.   However, our expectations of future operating results and continued compliance with all debt covenants cannot be assured and our lender’s actions are not controllable by us.  If we are in default under the loan agreement, all amounts due under the loan agreement can be declared immediately due and payable and, unless we are able to secure alternative financing to repay the lender in full, the lender would have the right to exercise its remedies including enforcement of its lien on substantially all of our assets.  Further, if the debt is placed in default, we would be required to reduce our expenses, including curtailing operations and to raise capital through the sale of assets, issuance of equity or otherwise, any of which could have a material adverse effect on our financial condition and results of operations and affect our ability to operate as a going concern. See Note 2 of the Notes to Consolidated Financial Statements regarding going concern.

The ongoing U.S. and global financial and economic uncertainties could negatively affect our business, results of operations and financial condition.

The recent financial crisis affecting the global banking system and financial markets and the going concern threats to financial institutions have resulted in a tightening in the credit markets; a low level of liquidity in many financial markets; and extreme volatility in credit, fixed income and equity markets.  Certain apparel manufacturers and retailers, including some of our customers may experience financial difficulties that increase the risk of extending credit to such customers. Customers adversely affected by economic conditions have also attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of suppliers. There can be no assurance that we will remain a preferred supplier to our existing customers.  A decrease in business from or loss of a major customer could have a material adverse effect on our results of operations and financial condition.

In addition, our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers, which are served by many of our largest customers. Consumer spending has remained depressed in early 2010 after deteriorating significantly in 2008 and 2009, and it may remain depressed or be subject to further deterioration for the foreseeable future. The worldwide apparel industry is heavily influenced by general economic cycles. Purchases of fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines. Many factors affect the level of consumer spending in the apparel industries, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, or maintain our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by sustained or further downward trends in the United States or global economy.

The loss of key management and sales personnel could adversely affect our business, including our ability to obtain and secure accounts and generate sales.

Our success has and will continue to depend to a significant extent upon key management and sales personnel, many of whom would be difficult to replace.  The loss of the services of key employees could have a material adverse effect on our business, including our ability to establish and maintain client relationships.  Our future success will depend in large part upon our ability to attract and retain personnel with a variety of sales, operating and managerial skills.  As described above, our credit facility with CVC becomes due on June 30, 2010, and we will not have sufficient cash to repay our obligations to CVC.  Unless and until we are able to reach an agreement to refinance or restructure the debt, the uncertainty created by this situation may make it more difficult to retain our key management personnel.

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

Our operating results in our Tekfit product group could be adversely affected if we are unsuccessful in resolving a dispute that now exists regarding our rights under our exclusive license and intellectual property agreement with Pro-Fit.

Pursuant to our agreement with Pro-Fit Holdings, Limited, we have exclusive rights in certain geographic areas to Pro-Fit’s stretch and rigid waistband technology.  We are in litigation with Pro-Fit regarding our rights. See Item 3, “Legal Proceedings” for discussion of this litigation. Our business in this product group, and our future results of operations and financial condition could be adversely affected if we are unable to reach a settlement in a manner acceptable to us and ensuing litigation is not resolved in a manner favorable to us. Additionally, we have incurred significant legal fees in this litigation, and unless the case is settled, we could continue to incur additional legal fees in increasing amounts to protect our license position.

If we lose our larger customers or they fail to purchase at anticipated levels, our sales and operating results will be adversely affected.

Our results of operations will depend to a significant extent upon the commercial success of our larger customers.  If these customers fail to purchase our products at anticipated levels, or our relationship with these customers or the retailers they serve terminates, it may have an adverse effect on our results because:

•	We will lose a primary source of revenue if these customers choose not to purchase our products or services;

•	We may lose the specific nomination of the retailer or brand;

•	We may not be able to reduce fixed costs incurred in developing the relationship with these customers in a timely manner;

•	We may not be able to recoup setup and inventory costs;

•	We may be left holding inventory that cannot be sold to other customers; and

•	We may not be able to collect our receivables from them.

If customers default on inventory purchase commitments with us, we will be left holding non-salable inventory.

We hold inventories for specific customer programs, which the customers have committed to purchase.  If any customer defaults on these commitments, or insists on markdowns, we may incur a charge in connection with our holding non-salable inventory and this would have a negative impact on our operations and cash flow.

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

Our products are produced under strict supervision and controls to ensure that all materials and manufacturing processes comply with the industry and governmental regulations governing the markets in which these products are sold.  However, if these controls fail to detect or prevent non-compliant materials from entering the manufacturing process, our products could cause damages to our customer’s products or processes and could also result in fines being incurred.  The possible damages and fines could significantly exceed the value of our products and these risks may not be covered by our insurance policies.

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

We operate in an industry that is subject to significant fluctuations in operating results from quarter to quarter, which may lead to unexpected reductions in revenues and stock price volatility.  Factors that may influence our quarterly operating results include:

•	The volume and timing of customer orders received during the quarter;

•	The timing and magnitude of customers’ marketing campaigns;

•	The loss or addition of a major customer or of a major retailer nomination;

•	The availability and pricing of materials for our products;

•	The increased expenses incurred in connection with the introduction of new products;

•	Currency fluctuations;

•	Delays caused by third parties; and

•	Changes in our product mix or in the relative contribution to sales of our subsidiaries.

Due to these factors, it is possible that in some quarters our operating results may be below our stockholders’ expectations and those of public market analysts.  If this occurs, the price of our common stock could be adversely affected.  In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. In October 2005, a securities class action lawsuit was filed against us. See Item 3, “Legal Proceedings” for a detailed description of this lawsuit which is now settled.

The outcome of any litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial position and results of operations.

We are defendants in various litigation matters. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been named a party and we intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us.

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

Most of our customers are in the apparel industry.  The apparel industry historically has been subject to substantial cyclical variations.  Our business has experienced, and we expect our business to continue to experience, significant cyclical fluctuations due, in part, to customer buying patterns, which may result in periods of low sales usually in the first and fourth quarters of our financial year. Backlogs of sales orders are not considered material in the industries in which we compete, which reduces the predictability and reinforces the volatility of these cyclical buying patterns on our sales volume.

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

Currently, we do not operate duplicate facilities in different geographic areas.  Therefore, in the event of a regional disruption where we maintain one or more of our facilities, it is unlikely that we could shift our operations to a different geographic region and we may have to cease or curtail our operations.  This may cause us to lose sales and customers.  The types of disruptions that may occur include:

•	Foreign trade disruptions;

•	Import restrictions;

•	Labor disruptions;

•	Embargoes;

•	Government intervention;

•	Natural disasters; or

•	Regional pandemics.

Internet-based systems that we rely upon for our order tracking and management systems may experience disruptions and as a result we may lose revenues and customers.

To the extent that we fail to adequately update and maintain the hardware and software implementing our integrated systems, our customers may be delayed or interrupted due to defects in our hardware or our source code.  In addition, since our software is Internet-based, interruptions in Internet service generally can negatively impact our ability to use our systems to monitor and manage various aspects of our customer’s trim needs.  Such defects or interruptions could result in lost revenues and lost customers.

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

If our products infringe any other person’s proprietary rights, we may be sued and have to pay legal expenses and judgments and redesign or discontinue selling our products.

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

Counterfeiting of valuable trade names is commonplace in the apparel industry and while there are industries organizations and federal laws designed to protect the brand owner, these counterfeit products are not always detected and it can be difficult to prove the manufacturing source of these products.  Accordingly, we may be adversely affected if counterfeit products damage our relationships with customers, and we incur costs to prove these products are counterfeit, to defend ourselves against false claims and to pay for false claims.

During the second quarter of 2009 it was discovered that certain Chinese factories had counterfeited Talon zippers in conjunction with certain of our former employees, and sold these products to existing and potential customers. We have initiated efforts to eliminate and prosecute all offenders. Counterfeiting of known quality brand products is commonplace within China and in particular where retailers limit their sources to recognized brands such as Talon.  The full extent of counterfeiting of Talon products, its effect on our business operations and the costs to investigate and eliminate this activity are ongoing and are generally undeterminable. However based upon evidence available we believe the impact is not significant to our current overall operations.  We continue to work closely with major retailers to identify these activities within the marketplace and will aggressively combat these efforts worldwide to protect the Talon brand.

We have experienced and may continue to experience major fluctuations in the market price for our common stock.

The following factors could cause the market price of our common stock to decrease, perhaps substantially:

•	The failure of our quarterly operating results to meet expectations of investors or securities analysts;

•	Adverse developments in the financial markets, the apparel industry and the worldwide or regional economies;

•	Interest rates;

•	Changes in accounting principles;

•	Intellectual property and legal matters;

•	Sales of common stock by existing shareholders or holders of options;

•	Announcements of key developments by our competitors;

•	Changed perceptions about our ability to renegotiate or replace our credit and revolving term loan agreement before maturity at June 30, 2010; and

•	The reaction of markets and securities analysts to announcements and developments involving our company.

If we need to sell or issue additional shares of common stock or assume additional debt to finance future growth, our stockholders’ ownership could be diluted or our earnings could be adversely impacted.

Our business strategy may include expansion through internal growth, by acquiring complementary businesses or by establishing strategic relationships with targeted customers and suppliers.  In order to do so or to fund our other activities, we may issue additional equity securities that could dilute our stockholders’ value.  We may also assume additional debt and incur impairment losses to our intangible assets if we acquire another company.

We may not be able to realize the anticipated benefits of acquisitions.

We may consider strategic acquisitions as opportunities arise, subject to the obtaining of any necessary financing.  Acquisitions involve numerous risks, including diversion of our management’s attention away from our operating activities.  We cannot assure you that we will not encounter unanticipated problems or liabilities relating to the integration of an acquired company’s operations, nor can we assure you that we will realize the anticipated benefits of any future acquisitions.

Back to Index to Form 10-K

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

Our stockholders’ rights plan, our ability to issue additional shares of preferred stock and some provisions of our certificate of incorporation and bylaws and of Delaware law could make it more difficult for a third party to make an unsolicited takeover attempt of us.  These anti-takeover measures may depress the price of our common stock by making it more difficult for third parties to acquire us by offering to purchase shares of our stock at a premium to its market price.

Insiders own a significant portion of our common stock, which could limit our stockholders’ ability to influence the outcome of key transactions.

As of March 29, 2010, our officers and directors and their affiliates owned approximately 19.6% of the outstanding shares of our common stock.  The Dyne family, which includes Mark Dyne and Colin Dyne, who are also our directors, and Larry Dyne who is our President; beneficially owned approximately 13.4% of the outstanding shares of our common stock at March 29, 2010.  Additionally, at March 29, 2010, CVC California, LLC, our lender, beneficially owned approximately 8.6% of the outstanding shares of our common stock.  As a result, our lender, officers and directors and the Dyne family are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors.  The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

We may face interruption of production and services due to increased security measures in response to terrorism.

Our business depends on the free flow of products and services through the channels of commerce.  In response to terrorists’ activities and threats aimed at the United States, transportation, mail, financial and other services may be slowed or stopped altogether.  Extensive delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition.  Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential delays.  We may also experience delays in receiving payments from payers that have been affected by the terrorist activities.  The United States economy in general may be adversely affected by the terrorist activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

Not applicable.

Back to Index to Form 10-K

ITEM 2.              PROPERTIES

Our headquarters are located in the greater Los Angeles area, in Woodland Hills, California, where we lease approximately 8,800 square feet of administrative and product development space.  In addition to the Woodland Hills facility, we lease 120 square feet of office space in New York, New York; 1,400 square feet of office space in Columbus, Ohio; 7,000 square feet of warehouse in Grover, North Carolina; 450 square feet of office in Mt. Holly, North Carolina; 3,400 square feet of warehouse space in Simi Valley, California; 23,809 square feet of office and warehouse space in Kwun Tong, Hong Kong; 10,168 square feet of office and showroom space in Shenzhen, China; office space square footage totaling 4,800  in various other cities in China; 1,000 square feet of office space in Bangalore, India; and 4,100 square feet of warehouse space in Santiago, Dominican Republic. The lease agreements related to these properties expire at various dates through September 2010.  The building we owned in Kings Mountain, North Carolina was sold on October 22, 2008. We believe our existing facilities are adequate to meet our needs for the foreseeable future.

ITEM 3.              LEGAL PROCEEDINGS

In October 2005, a shareholder class action complaint was filed in the United States District Court for the Central District of California ("District Court") against us, Colin Dyne, Mark Dyne, Ronda Ferguson and August F. Deluca (collectively, the "Individual Defendants" and, together with us, the "Defendants").  The action was styled Huberman v. Tag-It Pacific, Inc., et al., Case No. CV05-7352 R(Ex). On January 23, 2006, the District Court appointed Seth Huberman as the lead plaintiff ("Plaintiff") and in March 2006, Plaintiff filed an amended complaint alleging that defendants made false and misleading statements about our financial situation and our relationship with certain of our large customers. The action was brought on behalf of all purchasers of our publicly-traded securities during the period from November 13, 2003, to August 12, 2005. In August 2006, Defendants filed denying any material allegations of wrongdoing. On February 20, 2007, the District Court denied the Plaintiff class certification and in April 2007, the District Court granted Defendants’ motion for summary judgment and entered judgment in favor of all Defendants. On or about April 30, 2007, Plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit and on January 16, 2009, the Ninth Circuit issued instructions to the District Court to certify a class, and reversed the District Court’s grant of summary judgment.  The District Court thereafter certified a class and adopted a schedule for the case. On July 31, 2009, the parties entered into a stipulation of settlement and dismissal of the matter with prejudice.

Thereafter, total settlement proceeds of $5.75 million were paid in full by our insurers without any contribution from us or individual defendants.  On December 7, 2009, the Court gave final approval to the settlement and the case was dismissed with prejudice per the terms of the settlement.

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

Back to Index to Form 10-K

We currently have pending various other claims, suits and complaints that arise in the ordinary course of our business.  We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or, after taking into account the insurance in place, would not have a material effect on our consolidated financial condition if adversely determined against us.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock has been quoted on the OTC Bulletin Board under the symbol “TALN” since December 28, 2007.  The following table sets forth the high and low sales prices for the Common Stock as reported by the OTC Bulletin Board during the periods indicated. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Year ended December 31, 2009
1st Quarter.	$ 0.14	$0.06
2nd Quarter	0.20	0.07
3rd Quarter	0.11	0.05
4th Quarter	0.09	0.05
Year ended December 31, 2008
1st Quarter.	$ 0.50	$0.22
2nd Quarter	0.38	0.19
3rd Quarter	0.29	0.10
4th Quarter	0.25	0.10

On March 26, 2010 the closing sales price of our common stock as reported on OTC Bulletin Board was $0.13 per share.  As of March 26, 2010, there were 23 record holders of our common stock and approximately 81.6% of our outstanding shares are held by brokers and dealers.

Dividends

We have never paid dividends on our common stock.  We are restricted from paying dividends under our senior secured credit facility.  It is our intention to retain future earnings for use in our business.

Performance Graph

The following graph sets forth the percentage change in cumulative total stockholder return of our common stock during the period from December 31, 2004 to December 31, 2009, compared with the cumulative returns of the American Stock Exchange Market Value (U.S. & Foreign) Index and The Dow Jones U.S. Clothing & Accessories Index.  The comparison assumes $100 was invested on December 31, 2004 in our common stock and in each of the foregoing indices.  The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return
	12/04	12/05	12/06	12/07	12/08	12/09

Talon International, Inc.	100.00	8.00	22.89	9.00	2.44	2.00
AMEX Composite	100.00	125.80	150.40	178.95	108.56	147.27
Dow Jones US Clothing & Accessories	100.00	104.43	129.44	97.40	58.68	100.09

The information under this “Performance Graph” subheading shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of such section, nor shall such information or exhibit be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

Back to Index to Form 10-K

ITEM 6.              SELECTED FINANCIAL DATA

The following selected financial data is not necessarily indicative of our future financial position or results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	(In thousands except per share data)
	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:
Talon zippers net sales	$21,341	$28,429	$21,160	$17,005	$13,594
Trim net sales	17,274	19,537	18,689	22,503	24,788
Tekfit net sales	61	205	681	9,317	8,949
Total net sales	$38,676	$48,171	$40,530	$48,825	$47,331
Income (loss) from operations (1)	$289	$(5,962)	$(3,171)	$1,331	$(27,098)
Net income (loss)	$(2,693)	$(8,359)	$(4,922)	$309	$(29,538)
Net income (loss) per share – basic	$(0.13)	$(0.41)	$(0.24)	$0.02	$(1.62)
Net income (loss) per share – diluted	$(0.13)	$(0.41)	$(0.24)	$0.02	$(1.62)
Weighted average shares outstanding – basic	20,291	20,291	20,156	18,377	18,226
Weighted average shares outstanding – diluted	20,291	20,291	20,156	18,956	18,226
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,265	$2,400	$2,919	$2,935	$2,277
Total assets	$13,834	$15,603	$21,684	$25,694	$30,321
Capital lease obligations, line of credit and notes payable	$15,270	$13,316	$12,696	$16,214	$16,001
Stockholders’ equity (deficit)	$(11,179)	$(8,762)	$(717)	$1,686	$912
Total liabilities and stockholders’ equity	$13,834	$15,603	$21,684	$25,694	$30,321
Per Share Data:
Net book value per common share	$(0.55)	$(0.43)	$(0.04)	$0.09	$0.05
Common shares outstanding	20,291	20,291	20,291	18,466	18,241

(1) Income (loss) from operations for each fiscal year includes the following items (in thousands):

	2009	2008	2007	2006	2005
Restructuring Charges	$-	$-	$-	$-	$(2,924)
Inventory Impairment	$-	$(692)	$-	$-	$(3,447)
Losses from a former customer and impairment of related marketable securities	$-	$(1,040)	$(1,088)	$-	$-
Executive severance	$-	$(724)	$-	$-	$-
Related Party Note Impairment	$(200)	$(474)	$-	$-	$-
Prior years consulting fees	$(201)	$-	$-	$-	$-
Impairment charges Idle Equipment and Building	$-	$(2,430)	$(127)	$-	$-
Combined	$(401)	$(5,360)	$(1,215)	$-	$(6,371)

Back to Index to Form 10-K

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We pursue the global expansion of Talon zippers through the establishment of Talon owned sales, distribution and manufacturing locations, strategic distribution relationships and joint ventures.   These distributors and manufacturing joint ventures, in combination with Talon owned and affiliated facilities under the Talon brand, improve our time-to-market by eliminating the typical setup and build-out phase for new manufacturing capacity throughout the world by sourcing, finishing and distributing to apparel manufacturers in their local markets.

We have structured our trim business to focus as an outsourced product development, sourcing and sampling department for the most demanding brands and retailers.  We believe that trim design differentiation among brands and retailers has become a critical marketing tool for our customers.  By assisting our customers in the design, development, sampling and sourcing of trim, we expect to achieve higher margins for our trim products, create long-term relationships with our customers, grow our sales to a particular customer by supplying trim for a larger proportion of their brands and better differentiate our trim sales and services from those of our competitors.   We are expanding our trim business globally, so we may better serve our apparel factory customers in the field, in addition to our brand and retail customer.  We believe we can lead the industry in trim sourcing by having both an intimate relationship with our brand and retail customers and having a distributed service organization to serve our factory customers (those that manufacture for the apparel brand and retailers) globally.

Our Tekfit business provides manufacturers with the patented technology, manufacturing know-how and materials required to produce pants incorporating an expandable waistband.    Our efforts to expand this product offering to other customers have been limited by a licensing dispute.  As described more fully in this report under Item 3. “Legal Proceedings”, we are presently in litigation with Pro-Fit Holdings Limited related to our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit’s patented technology.  The revenues we derive from the sale of products incorporating the stretch waistband technology represented less than 2% of our consolidated revenues for the years ended December 31, 2009, 2008 and 2007. Our business prospects for this group could be adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us.

Effects of the Global Economic Recession

During 2009, we experienced a general decrease in sales which reflected the impact of the global recession on the apparel industry and the corresponding lower demand for all apparel products including our Talon zipper and trims products.  The apparel industry and our customers are expected to continue to be adversely impacted by this recession in early 2010 and perhaps beyond, depending upon the global economic trends. During 2009 the year-to-year comparative sales performance by quarter with 2008 reflected improvements throughout the year after the sharp retail industry decline that began late in 2008.  The first quarter of 2009 reflected a sales decline from the same quarter in 2008 by more than 34%.  The sales shortfall from the second quarter of 2009 as compared to 2008 reduced to 26% and the sales shortfall from the third quarter of 2009 as compared to 2008 reduced again to 18%.

These declines from our sales levels in 2008 reflect the severe impact of the global decline in retail purchases and a sharp reduction in retail inventories by our customers as a consequence of the falling consumer demand.  We believe the modest improvements in our quarter to quarter sales performance during the year evidence improved consumer and customer confidence in the overall economy and our ability to retain preferred supplier positions with customers as the industry sharply reduced its supplier base.  Our fourth quarter sales in 2009 reflected an increase of 9.0% over the fourth quarter in 2008.  This was attributable to the improving trend in consumer and customer confidence, the rebuilding of retail inventories across the industry, and from sales with customers where we have secured preferred positions. Early in 2010, consumer confidence remains weak, however retail inventories are still near historic lows and as these rebuild to more normal levels, our expectation is that sales of our products should exceed the overall retail growth.

Results of Operations

Net Sales

For the years ended December 31, 2009, 2008 and 2007, total sales by geographic region based on customer delivery locations were as follows:

	Year Ended December 31,
	2009	2008	2007
Sales:
United States	$3,396,705	$3,332,257	$3,692,468
Hong Kong	13,131,762	15,181,280	14,178,421
China	8,990,718	13,614,709	11,159,726
India	1,650,990	2,536,929	2,187,684
Bangladesh	2,008,869	2,434,382	1,924,943
Other	9,496,746	11,071,423	7,386,313
Total	$38,675,790	$48,170,980	$40,529,555

 The net revenues for the three primary product groups are as follows:

	Year Ended December 31,
	2009	2008	2007
Product Group Net Revenue:
Talon zipper	$21,341,132	$28,428,885	$21,159,595
Trim	17,274,158	19,537,302	18,688,698
Tekfit	60,500	204,793	681,262
Total	$38,675,790	$48,170,980	$40,529,555

Sales are influenced by a number of factors, including demand, pricing strategies, foreign exchange effects, new product launches and indications, competitive products, product supply and acquisitions.  See Item 1 “Business” for a discussion of our principal products.

The net reduction in sales in 2009 versus 2008 ($9.5 million or 19.7%) was due mainly to the impact of the global recession on the apparel industry and the related lower demand for Talon products.

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

Cost of goods sold and selected operating expenses

The following table summarizes cost of goods sold and selected operating expenses for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands) and the percentage change in such operating expenses as compared to the previous year:

	2009	Change		2008	Change		2007

Sales	$38,676	(20	) %	$48,171	19%		$40,530
Cost of goods sold	27,363	(23	) %	35,554	25%		28,423
% of sales	71%			74%			70%
Sales and marketing expenses	2,713	(32	) %	3,982	1%		3,931
% of sales	7%			8%			10%
General and administrative expense	8,311	(25	) %	11,127	10%		10,132
% of sales	22%			23%			25%
Impairment of note receivable and related loss on marketable securities	-	-%		1,040	(4	) %	1,088
% of sales	-%			2%			3%
Impairment loss on fixed assets	-	-%		2,430	1,813%		127
% of sales	-%			5%			.3%

Cost of goods sold

Cost   of goods sold for the year ended December 31, 2009 declined $8.2 million, to 71% of sales versus 74% of sales in the year ended December 31, 2008.  The reduction in the cost of goods sold reflected lower overall sales volumes of $6.2 million due to the impact of the global recession on the apparel industry and the related lower demand for Talon products, lower direct costs associated with a greater mix of Trim product sales of $0.8 million, lower product obsolescence in amount of $0.8 million, lower freight and duty costs of $0.3 million and lower contract service of $0.1 million.

Cost of goods sold for the year ended December 31, 2008 increased $7.1 million, to 74% of sales versus 70% of sales in the year ended December 31, 2007.  Our increased sales volumes and a product sales mix change to a higher proportion of lower margin Talon zipper products versus Trim components primarily increased costs of goods sold for 2008 by about $6.2 million. In addition, we also recorded an additional $0.7 million charge for inventory valuation reserves in 2008 versus $0.1 million in 2007 and also experienced $0.3 million in 2008 in increased freight and manufacturing costs.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2009 decreased $1.3 million as compared to 2008 and decreased as a percentage of sales by 1.3% to 7.0%.  The lower selling costs reflect lower salaries and benefits of $0.8 million and related travel and communications expense of $0.2 million, along with lower production development supplies and samples of $0.3 million primarily associated with reduced sales volumes.

Sales and marketing expenses for the year ended December 31, 2008 remained relatively unchanged in dollar terms as compared to 2007 but decreased as a percentage of sales by 1.4% to 8.3%.  Our production samples increased as we targeted new customers and programs within the industry for growth offset by lower marketing costs.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2009 of $8.3 million were 21.5% of sales and were $2.8 million lower than 2008. General and administrative expenses for the year ended December 31, 2008, were 23.1% of sales. The general and administrative expenses in 2008 included $0.7 million in compensation and related costs mainly associated with the severance of the former chief executive officer and chief operating officer.  The reduction in the general and administrative expenses, in addition to the severance charges, reflects lower salaries and benefit costs of $0.5 million principally associated with reduced staffing in Asia and the U.S. due to a reduction in sales volume, reduced facility, maintenance and insurance costs of $0.5 million due to a reduction in our leased facilities, lower professional and other outside services of $0.4 million primarily resulting from the termination of a related party consulting contract, lower depreciation charges of $0.4 million, lower bad debt expense in amount of $0.2 million mainly due to related party note receivable allowance and lower stock-based compensation of $0.1 million.

General and administrative expenses for the year ended December 31, 2008, was $11.1 million; $1.0 million higher than in 2007.  The general and administrative expenses in 2008 include $0.7 million in compensation and related costs mainly associated with the severance of our former chief executive officer and chief operating officer while the 2007 expenses included $0.9 million of professional costs related to consulting contracts with two former directors. Other major factors affecting general and administrative expenses in 2008 were higher salaries, benefits, travel and facility costs of $.3 million from expanded operations in Asia which supported the higher sales; higher depreciation of $0.2 million primarily from idle equipment; higher bad debt expense of $0.4 million primarily due to the impairment of a related party note receivable; higher stock based compensation of $0.2 million associated with new incentive option grants and $0.1 million of higher sampling costs associated with new programs.

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

As of December 31, 2006 a note receivable from Azteca Productions International, Inc. (“Azteca”) was outstanding in the amount of $2,799,460. The note provided for payment in monthly installments over thirty-one months beginning March 1, 2006.

Azteca failed to make the scheduled note payments due on July 1, 2007 and all subsequent periods thereafter, triggering a default, and resulting in the entire note balance becoming immediately due and payable.  In September 2007, after meeting with and conducting extensive discussions with Azteca, Azteca failed to provide to us certain security interests as required under the note or to make the scheduled note payments and Azteca further expressed its belief that it would be unable to make note payments in the foreseeable future.  As a result, in the third quarter of 2007, we recorded a charge of $2,127,653 to write-off the remaining outstanding note balance from Azteca as a bad debt.  With continued discussions however, in December 2007, an agreement was reached whereby Azteca delivered to us 2,000,000 shares of unrestricted common stock of a separate public corporation with a value of $1,040,000, in exchange for cancellation of the Azteca note receivable. Accordingly, in the fourth quarter of 2007, we reversed a portion of the impairment recorded in September 2007, reflecting income of $1,040,000 as a reversal of the previously recorded bad debt.

No sales of these securities occurred in 2008 and on September 30, 2008, this public company issued its quarterly SEC filing stating it had no customers, cash flow, or new orders and that it was in violation of its financial covenants to its lender. Consequently, we concluded that the marketable securities were permanently impaired and as a result, recognized a loss on these securities for the full value of the investment of $1,040,000 at September 30, 2008.

Impairment loss on property and equipment

Operating expenses for the years ended 2008 and 2007 include $2.4 million and $0.1 million, respectively, in impairment valuations for certain equipment and building. See Note 1 of the Notes to Consolidated Financial Statements. During 2009 no impairment valuations were recorded for property and equipment.

Interest expense and interest income

Interest expense for the year ended December 31, 2009 increased approximately $0.2 million or 7.4% to $2.7 million, as compared to $2.5 million in 2008. In 2009, our interest increased as a result of higher amortization of financing costs and debt discount amortization related to our revolving credit and term notes offset by the decrease in interest as a result of the sale of the North Carolina property and subsequent payoff of the mortgage on this property. Interest income for the year ended December 31, 2009 decreased about $57,000 to $8,000 as compared to $64,000 in 2008 primarily due to the interest income on the related party note receivable was recorded against the note receivable reserve in 2009.

Interest expense for the year ended December 31, 2008 increased approximately $0.6 million or 30.1% to $2.5 million, as compared to $1.9 million in 2007. In 2008, we recorded a full year of interest expense and amortization of deferred financing costs for our revolving credit and term notes, which carry a higher cost, as compared to 2007 which included only a partial year of interest related to our revolving credit and term notes and a partial year of our previous secured convertible notes payable. These secured convertible notes payable were paid off early in the third quarter of 2007. Interest expense also included $1.2 million in amortized deferred financing charges, compared to $0.7 million in 2007, associated with the fair value of equity components issued in connection with the debt facility. Interest income for the year ended December 31, 2008 decreased about $178,000 to $64,000 as compared to $242,000 in 2007 primarily due to the write-off of the Azteca note receivable. See Note 1 of the Notes to Consolidated Financial Statements.

Income taxes

The provision for income tax was approximately $254,000 in 2009, which includes a charge for foreign withholding taxes arising from our domestic royalty charges to our foreign operations, domestic state income taxes, tax provision for our profitable operations in Hong Kong offset by adjustments to deferred tax assets in Hong Kong and India. There is not sufficient evidence to determine that it is more likely than not that we will be able to utilize its domestic and part of our foreign net operating loss carry forwards to offset future taxable income and as a result, these losses have a full valuation reserve against them.

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

Liquidity and Capital Resources

The following table summarizes selected fina ncial data (amounts in thousands):

	December 31, 2009	December 31, 2008
Cash and cash equivalents	$2,265	$2,400
Total assets	$13,834	$15,603
Current liabilities	$24,262	$10,899
Non-current liabilities	$751	$13,466
Stockholders’ deficit	$(11,179)	$(8,762)

We believe that our existing cash and cash equivalents and our anticipated cash flows from our operating activities will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months.

Our existing cash and cash equivalents and our anticipated cash flows from operating activities will not be sufficient to satisfy the CVC debt facility due at June 30, 2010.  Accordingly an extension or modification of the CVC debt will be required prior to the due date or it will be necessary for us to raise additional debt or equity financing in order to satisfy the CVC debt. If we cannot obtain an extension or modification of the CVC debt, or raise additional equity or debt to satisfy this requirement we will default on our credit agreement. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all.  If we are unable to secure additional financing or restructure our existing debt, CVC will have the right to exercise its remedies including enforcement of its lien on substantially all of our assets.  See Note 6 of the Notes to the Consolidated Financial Statements.

Cash and cash equivalents

Our cash is held with financial institutions.  Substantially all of the balances at December 31, 2009 and 2008 are in excess of federally insured limits, and there is no restricted cash. We have pledged cash of $252,324 as a compensating balance in a legal dispute with a trade supplier in China. The pledge will be eliminated upon settlement of the dispute or upon our payment of the trade payable of the same amount.

Cash and cash equivalents for the year ended December 31, 2009 decreased by $0.1 million from December 31, 2008 due to a decrease in cash generated by operating activities and increased cash used in investment activities, offset by increased revolver note borrowing and term note borrowing in financing activities.

Cash and cash equivalents for the year ended December 31, 2008 decreased by $0.5 million from December 31, 2007 due to a decrease in cash generated by operating activities, net of proceeds from the disposition of the building in North Carolina and lower overall net cash used in financing activities.

Cash flows

The following table summarizes our cash flow activity for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):

	2009	2008	2007
Net cash provided by operating activities	$186	$363	$2,137
Net cash used in investing activities	(487)	(133)	(725)
Net cash provided by (used in) financing activities	193	(779)	(1,433)
Net effect of foreign currency translation on cash	(27)	30	5
Net decrease in cash and cash equivalents	$(135)	$(519)	$(16)

Operating Activities

Cash provided by operating activities is our primary recurring source of funds, and reflects net income from operations excluding non cash charges, and changes in operating capital. Cash provided by operating activities was $0.2 million for the year ended December 31, 2009 resulted principally from:

Net income before non-cash expenses	$183,000
Increased Inventory	(71,000)
Accounts receivable reduction	722,000
Accounts payable and accrued expense reduction	(1,014,000)
Other increases in operating capital	366,000
Cash provided by operating activities	$186,000

Cash provided by operating activities was $0.4 million for the year ended December 31, 2008.  The cash generated by operating activities during 2008 resulted primarily from reductions in inventory net of reserves of $0.8 million, prepaid expenses of $0.5 million and an increase in accounts payables and accrued expenses of $1.3 million.

Cash provided by operating activities was $2.1 million for the year ended December 31, 2007.  The cash generated by operating activities during 2007 resulted primarily from reductions in accounts receivable net of applied reserves of $3.3 million, $0.6 million in reductions in inventory net of reserves applied, $0.6 million in collections on the note receivable and increases in accounts payable of $2.1 million offset by increases in prepaid assets and other assets of approximately $0.5 million.  Included in the net reserves was the write-off of the Azteca note and subsequent payment in shares as discussed in Note 1 of the Notes to Consolidated Financial Statements.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2009 was approximately $487,000 resulting in expenditures in amount of approximately $543,000 principally associated with the development of our new ERP system that was implemented in March 2009 and leasehold improvements for our new facility in China and proceeds from sale of equipment mainly associated with equipment held for sale as of December 31, 2008.

Cash flows from investing activities for the year ended December 31, 2008 include the sale of the North Carolina property with proceeds of $0.7 million offset by capital expenditures of $0.8 million primarily for new office space in Asia and improvements in our technology systems.

Net cash used in investing activities for the year ended December 31, 2007 consisted of capital expenditures of $0.7 million for leasehold improvements, office equipment for new employees, improvements in our technology systems and a marketing website acquisition.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2009 was approximately $193,000 and primarily reflects additional borrowings under our revolver line of credit, offset by the repayment of borrowings under capital leases and notes payable.

Net cash used in financing activities for the year ended December 31, 2008 was $0.8 million with $1.2 million in revolver note borrowings and $2.0 million used for repayment of the revolver, term note and other notes payable and capital lease obligations.

Net cash used in financing activities for the year ended December 31, 2007 was $1.4 million.  During 2007, $13.8 million (net of issuance costs) was provided by the issuance of common stock and warrants and by borrowings, under a new debt facility (see below), designated to pay off our previously existing convertible promissory notes and to provide funds for future growth. The proceeds from this debt facility were used to pay the $12.5 million of secured convertible promissory notes, and $1.0 million was used to pay a related party note of $0.6 million and associated accrued interest.  Approximately $1.2 million was used for the repayment of borrowings under capital leases and notes payable and $0.5 million in initial borrowings under the revolving note were repaid.

On June 27, 2007, we entered into a Revolving Credit and Term Loan Agreement with Bluefin Capital, LLC that provides for a $5.0 million revolving credit loan and a $9.5 million term loan with a three year term maturing June 30, 2010. Bluefin Capital subsequently assigned its rights and obligations under the credit facility agreements to an affiliate, CVC California, LLC (“CVC”).  The revolving credit portion of the facility, as amended, permits borrowings based upon a formula including 85% of eligible receivables and 55% of eligible inventory and provides for monthly interest payments at the U.S.A. prime rate (3.25% at December 31, 2009) plus 2.0%.  The term loan bears interest at 8.5% annually with quarterly interest payments and repayment in full at maturity.

Borrowings under both credit facilities are secured by all of our assets. As of December 31, 2009 our borrowing base ($4,546,996) was lower than our actual borrowing ($4,988,988) by $441,992, therefore we did not have available borrowing at that date. There was $3,000 in available borrowings at December 31, 2008.

Our cash flows from operating activities will not be sufficient to satisfy the CVC debt facility when it becomes due on June 30, 2010.  Accordingly, we are seeking an extension or modification of the CVC debt prior to the due date and also exploring raising additional debt or equity financing in order to satisfy the CVC debt. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. If we cannot obtain an extension or modification of the CVC debt, or raise additional equity or debt to satisfy this requirement we will default on our credit agreement. If we are unable to secure additional financing or restructure our existing debt, CVC will have the right to exercise its remedies including enforcement of its lien on substantially all of our assets.  See Note 1 of the Notes to Consolidated Financial Statements

In connection with the Revolving Credit and Term Loan Agreement, we issued 1,500,000 shares of common stock to the lender for $0.001 per share, and issued warrants to purchase 2,100,000 shares of common stock.  The warrants were exercisable over a five-year period and initially 700,000 warrants were exercisable at $0.95 per share; 700,000 warrants were exercisable at $1.05 per share; and 700,000 warrants were exercisable at $1.14 per share.  The warrants did not require cash settlements. The relative fair value of the equity ($2,374,169, which includes a reduction for financing costs) issued with this debt facility was allocated to paid-in-capital and reflected as a debt discount to the face value of the term note.

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

We failed to satisfy the minimum EBITDA requirement for quarter ended December 31, 2008 as well as the quarter ended March 31, 2009, and in connection with such failures, on March 31, 2009 we entered into a further amendment to the credit agreement with CVC. This amendment provided for the issuance of an additional term note to CVC in the principal amount of $225,210 in lieu of paying a cash waiver fee in connection with our failures to satisfy the EBITDA requirements for the quarters ended December 31, 2008 and March 31, 2009; deferral of the term note quarterly interest payment of $215,000 due April 1, 2009; a temporary increase to the borrowing base formulas and calculations under the revolving credit facility; the re-lending by CVC of $125,000 under the term loan portion of credit facility; a consent to allow us to sell equipment that has been designated as held for sale more fully described in Note 6 of the Notes to Consolidated Financial Statements; and the granting to CVC of the right to designate a non-voting observer to attend all meetings of our Board of Directors.

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

The outstanding balance including accrued interest of our notes payable to related parties at December 31, 2009 and December 31, 2008 was $266,000 and $222,000, respectively.  Included in this balance are demand notes of $85,000 which bear interest at 10% (total balance as of December 31, 2009 of $230,000) have no scheduled monthly payments and are due within fifteen days following demand. The remainder of the notes payable to related parties includes our note payable to an officer for $36,000. The note bears 6% interest annually and the maturity date is the earlier of December 31, 2011 or ten days following employment termination date. The note is fully presented as part of current liabilities as of December 31, 2009.

We have historically satisfied our working capital requirements primarily through cash flows generated from operations and borrowings under our credit facility.  As we continue to expand globally with our apparel manufacturing in offshore locations, our customers (some of which are backed by U.S. brands and retailers) are substantially all foreign based entities.  Our revolving credit facility provides limited financing secured by our accounts receivable, and our current borrowing capability may not provide the level of financing we need to continue in or to expand into additional foreign markets.  We are continuing to evaluate non-traditional financing of our foreign assets and equity transactions to provide capital needed to fund our expansion and on-going operations. If we experience greater than anticipated reductions in sales, we may need to raise additional capital, or further reduce the scope of our business in order to fully satisfy our future short-term operating requirements.  The extent of our future long-term capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of future acquisitions, our borrowing base availability limitations related to eligible accounts receivable and inventories and our expansion into foreign markets.  Our need for additional long-term financing includes the integration and expansion of our operations to exploit our rights under our Talon trade name, the expansion of our operations in the Asian and European markets. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we may need to raise additional debt or equity financing in order to provide for our operations.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2009 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Demand notes payable to related parties (1)	$229,400	$229,400	$-	$-	$-
Note Payable to Related Party	36,500	36,500	-	-	-
Capital lease obligations	88,400	58,400	27,400	2,600	-
Operating leases	821,300	551,700	269,600	-	-
Revolver & Term Note	16,301,000	16,301,000	-	-	-
Other notes payable	61,100	61,100	-	-	-
Total Obligations	$17,537,700	$17,238,100	$297,000	$2,600	$-

(1)
The majority of notes payable to related parties is due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment and includes accrued interest payable through December 31, 2009.

Off-Balance Sheet Arrangements

At December 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

For a description of certain transactions to which we were or will be a party, and in which any director, executive officer, or shareholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest, see Item 13, “Certain Relationships and Related Transactions and Director Independence,” of this Report.

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

Critical accounting policies are those that are important to the portrayal of our financial condition and results of operations, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•
Accounts and note receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts.  If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required.  Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

The bad debt expenses, recoveries and allowances for the twelve months ended December 31, 2009, 2008 and 2007 are as follows:

	Twelve Months Ended
	December 31,
	2009	2008	2007
Bad debt expenses for accounts receivable	$120,701	$77,558	$206,253
Bad debt expense for notes receivable, including related party	$200,000	$474,010	$1,087,653
Recoveries	$(1,016)	$(3,049)	$(19,500)
Allowance for doubtful accounts	$232,329	$217,323	$140,420
Allowance for doubtful accounts, related party	$740,417	$474,010	$-

•
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

The inventory reserve expenses and allowances for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Twelve Months Ended December 31,
	2009	2008	2007
Inventory valuation expense	$60,612	$692,382	$148,000
Allowance for inventory valuation reserves	$1,184,621	$1,211,170	$1,019,000

•
We record deferred tax assets arising from temporary timing differences between recorded net income and taxable net income when and if we believe that future earnings will be sufficient to realize the tax benefit.  For those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided.  If we determine that we may not realize all of our deferred tax assets in the future, we will make an adjustment to the carrying value of the deferred tax asset, which would be reflected as an income tax expense.  Conversely, if we determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would be required to reverse the valuation allowance, which would be reflected as an income tax benefit.  We believe that our estimate of deferred tax assets and determination to record a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income, which is susceptible to change and dependent upon events that may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on the balance sheet and results of operations.  See Note 10 of the Notes to Consolidated Financial Statements.

•
We record impairment charges when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is measured by assessing the usefulness of an asset or by comparing the carrying value of an asset to its fair value. Fair value is typically determined using quoted market prices, if available, or an estimate of undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of impairment loss is calculated as the excess of the carrying value over the fair value. Changes in market conditions and management strategy have historically caused us to reassess the carrying amount of our long-lived assets. Long-lived assets were evaluated, and we determined that certain components of idle equipment would not either be effectively redeployed or would be sold or disposed.  Accordingly, we took $2,430,000 in impairment charges for the period ending December 31, 2008. See Note 1 of the Notes to Consolidated Financial Statements.

•
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

•
We are currently involved in various lawsuits, claims and inquiries, most of which are routine to the nature of the business and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No 450, “Contingencies”, we accrue estimates of the probable and estimable losses for the resolution of these claims. The ultimate resolution of these claims could affect our future results of operations for any particular quarterly or annual period should our exposure be materially different from our earlier estimates or should liabilities be incurred that were not previously accrued.

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

In April 2009, the FASB issued ASC 320-10, “Investments - Debt and Equity Securities” (“ASC 320-10”). ASC 320-10 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under ASC 320-10, other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, ASC 320-10 changes the presentation of other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. ASC 320-10 was effective beginning in the second quarter of fiscal year 2009. The implementation of ASC 320-10 did not have a material impact on the consolidated financial statements.

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

In May 2009, the FASB issued ASC 855-10, “Subsequent Events” (“ASC 855-10”). ASC 855-10 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 was adopted by us in the second quarter of 2009 and did not have a material impact on the consolidated financial statements. The implementation of ASC 855-10 did not have a material impact on the consolidated financial statements. See Note 16 of the Notes to Consolidated Financial Statements for the disclosures regarding ASC 855-10.

In June 2009, the FASB issued ASC 860, “Transfers and Servicing” (”ASC 860”). ASC 860 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows  and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 is applicable for annual periods beginning after November 15, 2009. The implementation of ASC 860 is not expected to have a material impact on the consolidated financial statements.

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

In August 2009, the FASB issued ASC 820-10-35, “Fair Value Measurements and Disclosures” (“ASC 820-10-35”), which provides amendments to Topic 820. ASC 820-10-35 provides additional guidance clarifying the measurement of liabilities at fair value. ASC 820-10-35 is effective in the fourth quarter 2009 for a calendar year entity. ASC 820-10-35 did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures” (Topic 820): Improving Disclosures about Fair Value Measurements.  This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the consolidated financial statements.

Back to Index to Form 10-K

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our sales are denominated in United States dollars or the currency of the country in which our products originate.  We are exposed to market risk for fluctuations in the foreign currency exchange rates for certain product purchases that are denominated in Hong Kong dollars and Chinese Yuan.   We do not intend to purchase contracts to hedge the exchange exposure for future product purchases. There were no hedging contracts outstanding as of December 31, 2009.  Currency fluctuations can increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time.  The majority of our cash equivalents are held in United States dollars in various bank accounts and we do not believe we have significant market risk exposure with regard to our investments.  At December 31, 2009, the Revolving Credit Note of $5.0 million was subject to interest rate fluctuations.  A one percentage point increase in interest rates would result in an annualized increase to interest expense of approximately $50,000 on our variable rate borrowings.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Talon International, Inc.
Woodland Hills, California

We have audited the accompanying consolidated balance sheets of Talon International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule of Talon International, Inc. and subsidiaries, listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Talon International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management's assessment of the effectiveness of Talon International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, included in the accompanying Management's Report on Internal Control Over Financial Reporting and,  accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, for the year ended December 31, 2009, the Company incurred a net loss of $2,692,977. In addition, the Company had an accumulated deficit of $66,344,009 and a working capital deficit of $17,056,232 at December 31, 2009. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SingerLewak LLP SINGERLEWAK LLP Los Angeles, California March 29, 2010

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$2,264,606	$2,399,717
Accounts receivable, net	3,021,642	3,856,613
Inventories, net	1,679,302	1,669,149
Prepaid expenses and other current assets	240,554	473,955
Total current assets	7,206,104	8,399,434

Property and equipment, net	2,280,586	2,491,899
Note receivable from related party, net	-	200,000
Intangible assets, net	4,110,751	4,110,751
Other assets	236,386	400,494
Total assets	$13,833,827	$15,602,578

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,337,368	$7,674,768
Accrued expenses	2,678,659	2,617,166
Revolver note payable	4,988,988	-
Term notes payable, net of discounts	9,876,114	-
Notes payable to related parties	265,871	222,264
Current portion of long term obligations	115,336	385,098
Total current liabilities	24,262,336	10,899,296

Revolver note payable, net of current portion	-	4,638,988
Term notes payable, net of discounts and current portion	-	8,067,428
Capital lease obligations, net of current portion	23,477	1,910
Other liabilities	726,875	756,888
Total liabilities	25,012,688	24,364,510

Commitments and contingencies (Note 11)

Stockholders’ Deficit:
Preferred stock Series A, $0.001 par value; 250,000 shares authorized; no shares issued or outstanding	-	-

Common stock, $0.001 par value, 100,000,000 shares authorized; 20,291,433 shares issued and outstanding at December 31, 2009 and 2008	20,291	20,291
Additional paid-in capital	55,070,568	54,769,072
Accumulated deficit	(66,344,009)	(63,651,032)
Accumulated other comprehensive income	74,289	99,737
Total stockholders’ deficit	(11,178,861)	(8,761,932)
Total liabilities and stockholders’ deficit	$13,833,827	$15,602,578

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
Net sales	$38,675,790	$48,170,980	$40,529,555
Cost of goods sold	27,363,216	35,553,857	28,422,820
Gross profit	11,312,574	12,617,123	12,106,735

Sales and marketing expenses	2,712,814	3,982,124	3,930,815

General and administrative expenses	8,310,684	11,127,376	10,132,042

Impairment loss of marketable securities and related note receivable	-	1,040,000	1,087,653

Impairment loss on property and equipment	-	2,429,506	126,904
Total operating expenses	11,023,498	18,579,006	15,277,414

Income (loss) from operations	289,076	(5,961,883)	(3,170,679)

Interest expense, net	2,727,919	2,436,675	1,680,079
Net loss before provision for (benefit from) income taxes	(2,438,843)	(8,398,558)	(4,850,758)

Provision for (benefit from) income taxes	254,134	(39,772)	70,949
Net loss	$(2,692,977)	$(8,358,786)	$(4,921,707)

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

			Preferred Stock		Additional	Other
	Common Stock		Series A		Paid-In	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Income (losses)	(Deficit)	Total
Balance, January 1, 2007	18,466,433	$18,466	-	$-	$51,792,502	$-	$(50,124,739)	$1,686,229
Common stock issued upon exercise of options	75,000	75			42,671			42,746
Common stock warrants issued in private placement transaction	1,750,000	1,750			2,429,988			2,431,738
Stock based compensation					245,000			245,000
Foreign currency translation						44,444		44,444
Adoption of ASC 850							(245,800)	(245,800)
Net loss							(4,921,707)	(4,921,707)
Balance, December 31, 2007	20,291,433	20,291	-	-	54,510,161	44,444	(55,292,246)	(717,350)
Warrant fair value adjustment					(148,302)			(148,302)
Stock based compensation					407,213			407,213
Foreign currency translation						55,293		55,293
Net loss							(8,358,786)	(8,358,786)
Balance, December 31, 2008	20,291,433	20,291	-	-	54,769,072	99,737	(63,651,032)	(8,761,932)
Stock based compensation					301,496			301,496
Foreign currency translation						(25,448)		(25,448)
Net loss							(2,692,977)	(2,692,977)
Balance, December 31, 2009	20,291,433	$20,291	-	$-	$55,070,568	$74,289	$(66,344,009)	$(11,178,861)

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007

Cash flows from operating activities:
Net loss	$(2,692,977)	$(8,358,786)	$(4,921,707)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	725,979	1,079,441	1,168,434
Amortization of deferred financing cost and debt discounts	1,462,563	1,186,837	736,042
Stock based compensation	301,496	407,213	245,000
Bad debt expense	119,685	74,509	186,753
Related party note impairment	200,000	474,010	-
Additions to inventory valuation reserve	60,612	692,382	148,000
Impairment of marketable securities and related note receivable	-	1,040,000	1,087,653
Impairment loss on property and equipment	-	2,429,506	126,904
Loss from disposal of assets	5,462	49,000	58,076
Changes in operating assets and liabilities:
Accounts and notes receivable, including related parties	721,841	(419,891)	1,048,662
Note receivable collections	-	-	596,491
Inventories	(70,768)	125,896	415,793
Prepaid expenses and other current assets	234,340	474,317	(404,532)
Other assets	165,613	(302,735)	(202,150)
Accounts payable and accrued expenses	(1,013,856)	1,358,483	1,764,148
Other liabilities	(34,100)	53,026	83,651
Net cash provided by operating activities	185,890	363,208	2,137,218
Cash flows from investing activities:
Proceeds from sale of equipment	56,058	686,510	-
Acquisition of property and equipment	(543,117)	(819,876)	(725,498)
Net cash used in investing activities	(487,059)	(133,366)	(725,498)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	-	-	42,746
Proceeds from issuance of stock options and warrants, net of issuance costs	-	-	2,463,017
Revolver note borrowings	350,000	1,200,000	4,307,806
Repayment of revolver note borrowings	-	(521,722)	(500,000)
Term note borrowings, net of issuance costs	125,000	-	7,131,720
Payments on term note	-	(125,000)	(449,840)
Proceeds from other notes including related party	-	-	291,753
Payments of demand note payable to related party	-	-	(579,794)
Payments of notes payable	(144,064)	(1,003,528)	(13,687,882)
Payments of capital lease obligations	(138,101)	(328,668)	(452,232)
Net cash (used in) provided by financing activities	192,835	(778,918)	(1,432,706)
Net effect of foreign currency exchange translation on cash	(26,777)	29,935	5,171
Net decrease in cash and cash equivalents	(135,111)	(519,141)	(15,815)
Cash and cash equivalents, beginning of year	2,399,717	2,918,858	2,934,673
Cash and cash equivalents, end of year	$2,264,606	$2,399,717	$2,918,858

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Cash received (paid) during the year for:
Interest paid	$(1,037,683)	$(1,301,790)	$(1,166,333)
Interest received	$1,675	$15,509	$182,263
Income taxes paid (principally foreign)	$(91,136)	$(183,970)	$(90,530)
Non-cash financing activity:
Notes payable issued in modification of loan agreement	$-	$1,000,000	$-
Note payable issued for executive bonus earned	$35,000	$-	$-
Debt waiver, modification fee and interest	$236,337	$145,000	$-
Notes receivable, converted to marketable securities	$-	$1,040,000	$-
Deferred financing cost	$-	$-	$217,302
Capital lease obligation	$31,450	$-	$57,793
Effect of foreign currency translation on net assets	$(25,448)	$55,293	$44,444

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Talon International, Inc. (together with its subsidiaries, the “Company”) is an apparel company that specializes in the distribution of trim items to manufacturers of fashion apparel, specialty retailers and mass merchandisers.  The Company acts as a full service outsourced trim management department for manufacturers, a specified supplier of trim items to owners of specific brands, brand licensees and retailers, a manufacturer and distributor of zippers under the Talon brand name and a distributor of stretch waistbands that utilize licensed patented technology under the Tekfit brand name.

Organization and Basis of Presentation

Talon International, Inc. is the parent holding company of Tag-It, Inc., a California corporation, Tag-It Pacific (HK) Ltd., a BVI corporation, TagIt de Mexico, S.A. de C.V., A.G.S. Stationery, Inc., a California corporation (collectively, the “Subsidiaries”), all of which were consolidated under a parent limited liability company on October 17, 1997 and became wholly-owned subsidiaries of the Company immediately prior to the effective date of the Company’s initial public offering in January 1998.  Immediately prior to the initial public offering, the outstanding membership units of Tag-It Pacific, LLC were converted to 2,470,001 shares of common stock of the Company.  In January 2000, the Company formed Tag-It Pacific Limited, a Hong Kong corporation, and in April 2000, the Company formed Talon International, Inc., a Delaware corporation.  During 2006 the Company formed two wholly owned subsidiaries of Tag-It Pacific, Inc.; Talon Zipper (Shenzhen) Company Ltd. in China and Talon International Pvt. Ltd., in India. All newly formed corporations are 100% wholly-owned Subsidiaries of Talon International, Inc.

On July 20, 2007, the Company changed its corporate name from Tag-It Pacific, Inc. to Talon International, Inc.

All significant intercompany accounts and transactions have been eliminated in consolidation.  Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period.  Revenues and expenses are translated at the weighted average of exchange rates in effect during the year.  The resulting translation gains and losses are deferred and are shown as a separate component of stockholders’ deficit, if material, and transaction gains and losses, if any, are recorded in the consolidated statement of operations in the period incurred.  During 2009, 2008 and 2007, foreign currency translation and transaction gains and losses were not material.  The Company does not engage in hedging activities with respect to exchange rate risk.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year.  The accounting estimates that require the Company’s most significant, difficult and subjective judgments include the valuation of marketable equity securities; the valuation allowance for accounts receivable, notes receivable and inventory and the assessment of recoverability of long-lived assets and intangible assets, stock-based compensation and the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions). Actual results could differ materially from the Company’s estimates.

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company had approximately $1.0 million and $0.9 million at financial institutions in excess of governmentally insured limits at December 31, 2009 and 2008. The Company has pledged cash of $252,324 as a compensating balance collateral in a legal dispute with a trade supplier in China. The pledge will be eliminated upon settlement of the dispute or upon the Company’s payment of the trade payable of the same amount.

Marketable Securities

The portfolio of marketable securities is stated at the lower of cost or market at the balance sheet date and consists of common stocks.  The Company accounts for its investments, which are all available for sales securities, under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 320, “Investments - Debt and Equity Securities” (“ASC 320”). Realized gains or losses are determined on the specific identification method and are reflected in income.  Unrealized losses are recorded directly in other comprehensive income except those unrealized losses that are deemed to be other than temporary, which losses are reflected in income.

Allowance for Accounts and Notes Receivable Doubtful Accounts

The Company is required to make judgments as to the collectability of accounts and notes receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts and notes receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables or note receivable to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified.  The total allowance for accounts receivable doubtful accounts at December 31, 2009 and 2008 was $232,329 and $217,323, respectively, and for notes receivable at December 2009 and 2008 was $720,417 and $474,010, respectively. See Note 3.

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

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories consist of the following:
	December 31,
	2009	2008
Finished goods	$2,863,923	$2,880,319
Less inventory valuation reserves	1,184,621	1,211,170
Total inventories	$1,679,302	$1,669,149

Impairment of Long-Lived Assets

The Company records impairment charges when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is measured by assessing the usefulness of an asset or by comparing the carrying value of an asset to its fair value. Fair value is typically determined using quoted market prices, if available, or an estimate of undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of impairment loss is calculated as the excess of the carrying value over the fair value. Changes in market conditions and management strategy have historically caused us to reassess the carrying amount of the Company’s long-lived assets. See Property and Equipment section.

Property and Equipment

Property and equipment are recorded at historical cost. Maintenance and repairs are expensed as incurred. Upon retirement or other disposition of property and equipment, the related cost and accumulated depreciation or amortization are removed from the accounts and any gains or losses are included in results of operations.

Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives as follows:

Furniture and fixtures	5 years

Machinery and equipment	5 to 10 years

Computer equipment	5 years

Leasehold improvements	Term of the lease or the estimated life of the related improvements, whichever is shorter.

Dies and molds	1 year

Property and equipment consist of the following:
	December 31,
	2009	2008

Furniture and fixtures	$270,927	$613,924
Machinery and equipment	838,636	365,951
Computer equipment	3,774,748	3,654,765
Leasehold improvements	358,063	332,270
Dies and molds	34,336	106,273
Equipment held for sale	65,000	407,655
	5,341,710	5,480,838
Accumulated depreciation and amortization	3,061,124	2,988,939

Net property and equipment	$2,280,586	$2,491,899

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $725,979, $1,079,441 and $1,136,000 respectively.

Equipment held for sale at December 31, 2008 of $407,655 consisted of idle equipment which was principally machinery and equipment formerly used for the production of zipper chain and the assembly of finished zippers in the production and assembly facilities in North Carolina and in Mexico and was temporarily rendered idle with the closing of those operations in 2005. The Company relocated this equipment to Asia in 2008 to more effectively redeploy or sell the equipment.  The Company analyzed the potential sales value of the equipment and determined that it was likely that a sale of this equipment would not recover its original carrying value. As a result, at December 31, 2008 the Company recorded an impairment charge of $2,026,000 for the difference between the estimated sales value of the equipment and the previous carrying value.  The adjusted carrying value of the equipment at December 31, 2008 was approximately $350,000. The Company also determined that certain components of its Tekfit equipment, which is used in the manufacture of the Tekfit proprietary stretch waistband, would not be redeployed as a consequence of lower demand for this product and the effect of the current economic crisis on the apparel industry.  As a result at December 31, 2008 the Company recorded an impairment charge of $403,500 for the Tekfit equipment which will not be utilized in foreseeable operations. The adjusted carrying value of this equipment at December 31, 2008 was approximately $58,000.

Equipment held for sale net book value at December 31, 2009 was $65,000. During 2009 various impaired assets were redeployed back into operations at their former carrying values or at fair values, or sold for amounts consistent with the adjusted values

Intangible Assets, net

Intangible assets consist of tradename and exclusive license and intellectual property rights.  Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB ASC 350, “Intangibles – Goodwill and Other”. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, which average 5 years, to their estimated residual values and reviewed for impairment in accordance with FASB ASC 360, “Property, Plant, and Equipment”.

At December 31, 2009, the Company evaluated its intangible assets and determined that there was no impairment of these assets and made no changes to the net carrying amount of tradename for the years ended December 31, 2009 and 2008.  Amortization expense related to exclusive license and intellectual property rights of $29,000 were recorded for the year ended December 31, 2007. During the first quarter of 2007, the exclusive license and intellectual property became fully amortized, thus no amortization expense for intangible assets was recorded for the years ended December 31, 2009 and 2008.

Intangible assets as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008

Tradename	$4,110,751	$4,110,751
Accumulated amortization	-	-
Tradename, net	4,110,751	4,110,751

Exclusive license and intellectual property rights	612,500	612,500
Accumulated amortization	(612,500)	(612,500)
Exclusive license and intellectual property rights, net	-	-
Intangible assets, net	$4,110,751	$4,110,751

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carry-forwards.  Deferred tax liabilities and assets at the end of each period are determined using enacted tax rates.  The Company records deferred tax assets arising from temporary timing differences between recorded net income and taxable net income when and if the Company believes that future earnings will be sufficient to realize the tax benefit.  For those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided.

The provisions of FASB ASC 740, "Income Taxes," (“ASC 740”) require the establishment of a valuation allowance when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized.  ASC 740 provides that an important factor in determining whether a deferred tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset.

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

On January 1, 2007 the Company adopted the provisions of accounting guidance regarding uncertain income tax positions under ASC 740. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with income tax liabilities. As a result of the implementation of ASC 740, the Company recognized an increase in liabilities for unrecognized tax benefits of approximately $245,800, which was accounted for as an increase in the January 1, 2007 accumulated deficit. See Note 10.

Stock-Based Compensation

The Company has employee equity incentive plans, which are described more fully in Note 8. Effective January 1, 2006, the Company adopted FASB ASC 718, “Compensation - Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.  Accordingly, the Company measure share-based compensation at the grant date based on the fair value of the award.

The Company adopted ASC 718 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s financial statements as of and for the years ended December 31, 2007, 2008 and 2009 reflect the impact of ASC 718.

Options issued to consultants, which are more fully described in Note 8, are accounted for in accordance with the provisions of FASB ASC 505-50, “Equity-Based Payments to Non-Employees”.

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 718 requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations.   Stock-based compensation expense recognized in the Statements of Operations for the years ended December 31, 2009, 2008 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1 of the applicable year based on the grant date fair value estimated in accordance with the pro-forma provisions of ASC 718 and compensation expense for the share-based payment awards granted subsequent to January 1 based on the grant date fair value estimated in accordance with the provisions of ASC 718.  For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method, which is consistent with how the prior-period pro formas were provided.  As stock-based compensation expense recognized in the Statements of Operations for 2009, 2008  and 2007 is based on awards expected to vest, ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  For the years ended December 31, 2009, 2008 and 2007, expected forfeitures are immaterial and as such the Company is recognizing forfeitures as they occur.

The Company’s determination of fair value of share-based payment awards to employees and directors on the date of grant uses the Black-Scholes model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the expected term of the awards and actual and projected employee stock option exercise behaviors.  The Company estimates expected volatility using historical data.  The expected option term is estimated using the “safe harbor” provisions under ASC 718.

Foreign Currency Translation

The Company has operations and holds assets in various foreign countries.  The local currency is the functional currency for the Company’s subsidiaries in China and India.  Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period.  Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. Gains and losses resulting from foreign currency transactions and remeasurement adjustments of monetary assets and liabilities not held in an entity’s functional currency (affects primarily the Company’s subsidiary in Hong Kong where the local currency Hong Kong Dollar is not the functional currency) are included in earnings.

Comprehensive Income

The Company has adopted FASB ASC 220, "Comprehensive Income”” (“ASC 220”), issued by the FASB and effective for financial statements with fiscal years beginning after December 15, 1997. ASC 220 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

Included in comprehensive income for the years ended December 31, 2009, 2008 and 2007 are unrealized gains (losses) in foreign currency translation of $(25,448) and $55,293 and $44,444, respectively. The foreign currency translation adjustment represents the net currency translation adjustment gains and losses related to the Company’s China and India subsidiaries.

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to 2009 presentation including Fixed Assets Held for Sale, which is now part of Property and Equipment.

Classification of Expenses

Cost of Goods Sold - Cost of goods sold primarily includes expenses related to inventory purchases, customs, duty, freight, overhead expenses and reserves for obsolete inventory.  Overhead expenses primarily consist of warehouse and operations salaries and other warehouse expenses.

Sales and Marketing Expense – Sales and marketing expenses primarily include royalty expense, sales salaries and commissions, travel and entertainment, marketing and other sales-related costs.

General and Administrative Expenses - General and administrative expenses primarily include administrative salaries, employee benefits, professional service fees, facility expenses, information technology costs, investor relations, travel and entertainment, depreciation and amortization, bad debts, restructuring costs and other general corporate expenses.

Interest Expense and Interest Income – Interest expense reflects the cost of borrowing and amortization of deferred financing costs and discounts.  Interest expense for the years ended December 31, 2009, 2008 and 2007 was $2,735,438, $2,500,740 and $1,922,062, respectively.  Interest income of $7,518, $64,065 and $241,983 for the years ended December 31, 2009, 2008 and 2007, respectively, consists of earnings from outstanding amounts due to the Company under notes and other interest bearing receivables.

Shipping and Handling Costs

The Company records shipping and handling costs billed to customers as a component of revenue and shipping and handling costs incurred by the Company for outbound freight are recorded as a component of cost of goods sold.

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

The Company is  currently involved in various lawsuits, claims and inquiries, most of which are routine to the nature of the business and in accordance with FASB ASC 450, “Contingencies”, the Company accrue estimates of the probable and estimable losses for the resolution of these claims. The ultimate resolution of these claims could affect the Company’s future results of operations for any particular quarterly or annual period should the Company’s exposure be materially different from the Company’s earlier estimates or should liabilities be incurred that were not previously accrued. See Note 11.

Fair Value of Financial Information

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No 820, “Fair Value Measurements and Disclosures” (“ASC 820”). Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At December 31, 2009, cash equivalents consisted of money market funds measured at fair value on a recurring basis. Fair value of the Company’s money market funds was approximately $495,000 at December 31, 2009.

Effective January 1, 2009, the Company adopted the FASB staff position that delayed the guidance on fair value measurements for non financial assets and non financial liabilities. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2009, the FASB issued ASC 320-10, “Investments - Debt and Equity Securities” (“ASC 320-10”). ASC 320-10 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under ASC 320-10, other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, ASC 320-10 changes the presentation of other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. ASC 320-10 was effective beginning in the second quarter of fiscal year 2009. The implementation of ASC 320-10 did not have a material impact on the consolidated financial statements.

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

In June 2009, the FASB issued ASC 860, “Transfers and Servicing” (”ASC 860”). ASC 860 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows  and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 is applicable for annual periods beginning after November 15, 2009. The implementation of ASC 860 is not expected to have a material impact on the consolidated financial statements.

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2009, the FASB issued ASC 820-10-35, “Fair Value Measurements and Disclosures” (“ASC 820-10-35”), which provides amendments to Topic 820. ASC 820-10-35 provides additional guidance clarifying the measurement of liabilities at fair value. ASC 820-10-35 is effective in the fourth quarter 2009 for a calendar year entity. ASC 820-10-35 did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures” (Topic 820): Improving Disclosures about Fair Value Measurements.  This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements.

NOTE 2 — SIGNIFICANT RISKS AND UNCERTAINTIES

The Company’s consolidated financial statements have been prepared on a going concern basis of accounting which contemplates the continuity of operations and the realization of assets, liabilities and commitments in the normal course of business. During the years 2009 and 2008, the Company experienced net losses, and has a working capital deficit and an accumulated deficit as of December 31, 2009 of $17,056,232 and $66,344,009, respectively.

The Company’s cash flows from operating activities in 2010 will not be sufficient to make the debt payments of $14,865,102 due at June 30, 2010 as required by the Revolving Credit and Term Loan Agreement with CVC California, LLC (“CVC”). Accordingly an extension or modification of the CVC debt will be required prior to the due date or it will be necessary for the Company to raise additional debt or equity financing in order to satisfy the CVC debt. If the Company cannot obtain an extension or modification of the CVC debt, or raise additional equity or debt to satisfy this requirement it will default on the CVC credit agreement. There can be no assurance that additional debt or equity financing will be available to the Company on acceptable terms or at all.   If the Company is unable to secure additional financing and satisfy its debt obligation to CVC the Company’s financial condition and results of operations could be materially adversely affected and the Company may not be able to continue to operate as a going concern.  See Note 6.

At December 31, 2009 the Company was in compliance with the minimum EBITDA requirements of the CVC credit agreement; however it is uncertain whether the Company will be in compliance with the financial covenants in future quarters.  As of March 31, 2009 and at December 31, 2008, the Company failed to meet the minimum EBITDA requirements in the CVC credit agreement and was required to pay a fee to waive these requirements.

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that would be required if a default under the Company’s credit agreement occurred and the Company was unable to obtain a waiver, modify the covenants, or satisfy the payment obligations under the agreement.

The Company’s performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers, which constitute many of its largest customers. Consumer spending has deteriorated significantly over the last eighteen months and may remain depressed, or be subject to further deterioration for the foreseeable future. The worldwide apparel industry is heavily influenced by general economic cycles. Purchases of fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines. Many factors affect the level of consumer spending in the apparel industries, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions.

During periods of recession or economic uncertainty, the Company may not be able to maintain or increase the sales to existing customers, make sales to new customers or maintain the Company’s earnings from operations as a percentage of net sales. As a result, the operating results may be adversely and materially affected by sustained or further downward trends in the United States or global economy. The Company’s ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitable operations.

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

There can be no assurance, however, that the Company will be successful in any of these matters or that the Company’s efforts will be sufficient to ensure the Company can continue as a going concern.

NOTE 3 — NOTE RECEIVABLE FROM RELATED PARTY, NET

Note Receivable from Related Party, Net at December 31, 2009 and 2008 include the unsecured note and accrued interest receivable net of valuation reserves, of $0 and $200,000, respectively due from Colin Dyne, a director and stockholder of the Company. The note bears interest at 7.5% and is due on demand.  The amount of principal and accrued interest due from Colin Dyne under this note at December 31, 2009 and 2008 was $720,417 and $674,010, respectively.  The Company has recorded a valuation reserve against this note of $720,417 and $474,010 at December 31, 2009 and 2008, respectively.

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In determining the fair value of the Note Receivable, the Company analyzed the expected recovery of the note amount and the collection period for the anticipated note payments, the risk of receiving these payments, and commissions expected to be earned under the agreement to pay commissions on collected revenues of the business opportunities presented to the Company. Anticipated payments on this note in 2008 and 2009 were not received. Accordingly, full collection of this note is considered at risk, and the Company is reviewing collection remedies. In November 2009, the Company entered into an agreement to pay a commission to an affiliate of Colin Dyne of 7% of collected revenues associated with the sales of selected business opportunities, with 2% of the 7% earned applied to the note receivable balance.  Commissions of $16,524 were paid in cash and $5,483 were applied to the note receivable balance for the year ended December 31, 2009. During the years ended December 31, 2009 and 2008 the Company recorded impairment charges of $200,000 and $474,010, respectively against this note.

NOTE 4 — NOTES PAYABLE TO RELATED PARTIES

Demand notes payable to related parties consist of two notes payable issued from 1995-1998 to parties related to or affiliated with a director of the Company with interest rates of 10% per annum, due and payable on the fifteenth day following delivery of written demand for payment.

On August 6, 2009 a note was issued to Lonnie D. Schnell, the Chief Executive Officer and Chief Financial Officer of the Company in partial satisfaction of 2008 annual incentive awards to which Mr. Schnell was entitled.  The note bears 6% interest annually and the maturity date is the earlier of December 31, 2011 or ten days following Mr. Schnell’s employment termination date.  The note is fully presented in current liabilities. Interest on the note began accruing as of April 16, 2009 the date the award was originally required to be paid.

The outstanding amounts of notes payable to related parties in current liabilities as of December 31, 2009 and 2008 were $265,871 and $222,264, respectively.

Interest expense, interest accrual and interest amount paid related to the notes payable to related parties for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year Ended December 31,
	2009	2008	2007
Interest expense	$8,608	$9,173	$30,568
Accrued interest balance	$145,696	$137,088	$127,915
Interest paid	$-	$-	$518,546

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — LONG TERM OBLIGATIONS

Capital Leases

The Company financed equipment purchases through various capital lease obligations expiring through June 2014.  These obligations bear interest at various rates ranging from 8.0% to 15.4% per annum.  Future minimum annual payments under these capital lease obligations are as follows:

Years ending December 31,	Amount

2010	$58,361
2011	9,247
2012	9,247
2013	8,906
2014	2,578

Total payments	88,339

Less amount representing interest	(10,636)

Balance at December 31, 2009	77,703

Less current portion	54,226

Long-term portion	$23,477

At December 31, 2009, total property and equipment under capital lease obligations and related accumulated depreciation was $1,025,034 and $405,445 respectively.  At December 31, 2008, total property and equipment under capital lease obligations and related accumulated depreciation was $840,914 and $479,742, respectively.

Notes Payable

Notes payable consist of the following:
	December 31,
	2009	2008

$880,000 note payable to First National Bank dated November 22, 2004; interest at 6.5%; payable in sixty monthly payments of principal and interest of $17,254 beginning December 2004; note payments were accelerated in October 2008 changing the monthly payments to $25,000 and the unpaid principal and interest due from November 22, 2009 to June 30, 2009; secured by manufacturing equipment	$-	$144,064

$25,200 demand note payable to E.C.D. International dated September 30, 1995; interest at 10.0%; payable on the fifteenth day following delivery of written demand for payment; balance includes accrued interest of $35,910	61,110	58,590
Notes Payable	61,110	202,654
Less Current portion	61,110	202,654

Notes payable, net of current portion	$-	$-

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum annual payments including interest under these notes payable obligations are as follows:

Years ending December 31,	Amount

2010	$63,630

Total	$63,630

NOTE 6 — DEBT FACILITY

On June 27, 2007, the Company entered into a Revolving Credit and Term Loan Agreement with Bluefin Capital, LLC that provides for a $5.0 million revolving credit loan and a $9.5 million term loan for a three year period ending June 30, 2010.  Bluefin Capital subsequently assigned its rights and obligations under the credit facility agreements to an affiliate, CVC California, LLC.  The revolving credit portion of the facility permitted borrowings based upon a formula including 75% of the Company’s eligible receivables and 55% of eligible inventory, and provided for monthly interest payments at the prime rate (3.25% at December 31, 2009) plus 2.0%.  The term loan bears interest at 8.5% annually with quarterly interest payments and repayment in full at maturity.  Borrowings under both credit facilities are secured by substantially all of the assets of the Company.

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

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the April 2008 amendment the Company evaluated the debt amendment under ASC 470-50, “Debt - Modifications and Extinguishments”.  It was determined that the debt modification did not constitute a material change as defined by ASC 470-50 and did not qualify for treatment as a troubled debt restructuring.  Accordingly, the Company recorded a reduction to equity and an increase to notes payable for the fair value of the warrants of $260,205 and the difference ($739,795) between the fair value of the warrants at the time of repurchase and the face value of the note has been recorded as an additional deferred cost and is reflected as a reduction to the face value of the note on the balance sheet.  This cost is being amortized using the interest-method over the life of the modified notes and is to be reflected as interest expense.

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

 This amendment provided for the issuance of an additional term note to CVC in the principal amount of $225,210 in lieu of paying a cash waiver fee in connection with the Company’s failures to satisfy the EBITDA requirements for the quarters ended December 31, 2008 and March 31, 2009; deferral of the term note quarterly interest payment of $215,000 due April 1, 2009; a temporary increase to the borrowing base formulas and calculations under the revolving credit facility; the re-lending by CVC of $125,000 under the term loan portion of credit facility; a consent to allow the Company to sell equipment that has been designated as held for sale more fully described in Note 1; and the granting to CVC of the right to designate a non-voting observer to attend all meetings of the Company’s Board of Directors.

As of December 31, 2009, the Company had outstanding borrowings of $10,725,210 under the term notes (discounted carrying value of $9,876,114), and $4,988,988 under the revolving credit note.

Interest expense related to the Revolving Credit and Term Loan Agreement for the year ended December 31, 2009 was $2,638,927, which includes $1,462,563 in amortization of discounts and deferred financing costs.  Interest expense related to the Revolving Credit and Term Loan Agreement for the year ended December 31, 2008 was $2,370,570, which includes $1,186,837 in amortization of discounts and deferred financing costs. Interest expense related to the Revolving Credit and Term Loan Agreement for the year ended December 31, 2007 was $1,008,520, which includes $461,102 in amortization of discounts and deferred financing.

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ DEFICIT AND PREFERRED STOCK

Preferred Stock

Stockholder’s Rights Plan

In October 1998, the Company adopted a stockholder’s rights plan.  Under the rights plan the Company distributed one preferred share purchase right for each outstanding share of Common Stock outstanding on November 6, 1998.  Upon the occurrence of certain triggering events related to an unsolicited takeover attempt of the Company, each purchase right not owned by the party or parties making the unsolicited takeover attempt will entitle its holder to purchase shares of the Company’s Series A Preferred Stock at a value below the then market value of the Series A Preferred Stock.  The rights of holders of the Common Stock will be subject to, and may be adversely affected by, the rights of holders of the share purchase rights, the Series A Preferred Stock and any other preferred stock that may be issued in the future.  The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes could make it more difficult for a third party to acquire a majority of the Company’s outstanding voting stock.

Common Stock

Exclusive License and Intellectual Property Rights Agreement

On April 2, 2002, the Company entered into an Exclusive License and Intellectual Property Rights Agreement (the “Agreement”) with Pro-Fit Holdings Limited (“Pro-Fit”).   The Agreement gives the Company the exclusive rights to sell or sublicense waistbands manufactured under patented technology developed by Pro-Fit for garments manufactured anywhere in the world for the United States market and all United States brands.  In accordance with the Agreement, the Company issued 150,000 shares of its common stock which were recorded at the market value of the stock on the date of the Agreement.  The shares contain restrictions related to the transfer of the shares and registration rights.  The Agreement has an indefinite term that extends for the duration of the trade secrets licensed under the Agreement.  The Company has recorded an intangible asset amounting to $612,500, which was fully amortized by the year ended December 31, 2007.   The Company is currently in litigation with this licensor (See Notes 1 and 11).

NOTE 8 — STOCK OPTION INCENTIVE PLAN AND WARRANTS

Stock Option Incentive Plan

The Company accounts for stock-based awards to employees and directors in accordance with FASB ASC 718, “Compensation - Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Options issued to consultants are accounted for in accordance with the provisions of FASB ASC 505-50, “Equity-Based Payments to Non-Employees”.

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 14, 2008, at the Company’s annual meeting of stockholders, a new 2008 Stock Plan was approved by the stockholders.  The 2008 Stock Plan authorizes up to 2,500,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. On July 31, 2007, at the Company’s annual meeting of stockholders, the 2007 Stock Plan was approved which replaced the 1997 Stock Plan. The 2007 Stock Plan authorizes up to 2,600,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan.  Options granted to certain employees in 2008 include certain vesting acceleration features based on Company performance as determined by the Board of Directors each year. Consistent with ASC 718-10, the stock based compensation expense for the employee options are recognized on a time-phased vesting schedule through the vesting date of December 31, 2010.  In calculating the outcome of meeting performance conditions for 2009 and 2008, the Company did not meet performance criteria and accordingly, there was no accelerated vesting for these options.  Options granted for the year ended December 31, 2009 and 2008 totaled 1,955,000 and 2,960,000, respectively.

On October 1, 1997, the Company adopted the 1997 Stock Incentive Plan (the “1997 Plan"), which authorized the granting of a variety of stock-based incentive awards. The Board of Directors, who determines the recipients and terms of the awards granted, administers the 1997 Plan.  On July 31, 2006 at the Company’s annual meeting of stockholder’s two amendments to the 1997 Stock Plan were approved which (1) increased the maximum number of shares of common stock that may be issued pursuant to awards granted under the 1997 Plan  from 3,077,500 shares to 6,000,000 shares and (2) increased the number of shares of common stock that may be issued pursuant to awards granted to any individual under the plan in a single year to 50% of the total number of shares available under the plan.

The Company believes that such awards better align the interests of its employees with those of its shareholders.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant for years prior to 2006, and for the years ending after 2006, the average market price of the Company’s stock for the five trading days following the date of the grant. Those option awards generally vest over periods determined by the Board from immediate to 4 years of continuous service and have 10 year contractual terms.

The following table summarizes all options issued to employees and directors including those issued outside the plan.

Employees and Directors	Number of Shares	Weighted Average Exercise Price
Options outstanding - January 1, 2007	5,002,635	$1.42
Granted	46,600	$1.02
Canceled	(376,000)	$0.76
Options outstanding - December 31, 2007	4,673,235	$1.46
Granted	2,960,000	$0.21
Canceled	(532,699)	$0.69
Options outstanding – December 31, 2008	7,100,536	$0.98
Granted	1,955,000	$0.09
Canceled	(2,417,686)	$0.96
Options outstanding – December 31, 2009	6,637,850	$0.73

The aggregate intrinsic value of stock options exercised during 2007 was $72,000, which is the difference between the exercise prices of the stock versus the quoted price of the Company’s common stock on the date the options were exercised. There were no stock options exercised in 2009 and 2008.

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has also issued certain warrants and options to non-employees.  The following table summarizes all options issued to Non-Employees:

Non-Employees	Number of Shares	Weighted Average Exercise Price
Options & warants outstanding - January 1, 2007	1,318,813	$3.93
Granted	2,100,000	$0.75
Canceled	(255,000)	$2.73
Options and warrants outstanding - December 31, 2007	3,163,813	$1.97
Canceled	(2,845,318)	$0.55
Options and warrants outstanding – December 31, 2008	318,495	$3.65
Canceled	(318,495)	$3.65
Options and warrants outstanding – December 31, 2009	-	-

The Company’s determination of fair value of share-based payment awards on the date of grant uses the Black-Scholes model and the assumptions noted in the following table for the years ended December 31. Expected volatilities are based on the historical volatility of the Company’s stock price and other factors. These variables include, but are not limited to, the expected stock price volatility over the expected term of the awards and actual and projected employee stock option exercise behaviors.  The expected option term is estimated using the “safe harbor” provisions under ASC 718. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of the grant.

	2009	2008	2007
Expected volatility	115-122%	95%	64%
Expected term in years	5.0-6.1 yrs	6.1 yrs	6.1 yrs
Expected dividends	-	-	-
Risk-free rate	2.7-3.3%	3.5%	4.8%

A summary of the Company’s stock option information under all Stock Plans as of December 31, 2009 is as follows:

Employee and Director	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2009	6,637,850	$0.73	7.6	$0.00
Outstanding at December 31, 2009	6,637,850	$0.73	7.6	$0.00
Vested and Expected to Vest	6,494,413	$0.74	7.6	$0.00
Exercisable	3,886,713	$1.11	6.8	$0.00

The aggregate intrinsic value of the stock options is calculated as the difference between the exercise price of a stock option and the quoted price of the Company’s common stock at December 31, 2009. It excludes stock options that have exercise prices in excess of the quoted price of the Company’s common stock at December 31, 2009.

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There was approximately $211,000 of total unrecognized compensation costs related to non-vested stock options as of December 31, 2009. This cost is expected to be recognized over the weighted-average period of 1.5 years.

When options are exercised, the Company’s policy is to issue previously registered, unissued shares of common stock.  In July of 2008 and 2007, at the Company’s annual meetings of stockholders, the 2008 and 2007 Stock Plans were approved, which authorize up to 2,500,000 and 2,600,000 shares of common stock, respectively, for issuance pursuant to awards granted to individuals under the plan.

NOTE 9 — NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

	December 31, 2009			December 31, 2008			December 31, 2007
Years ended:	Net loss (Numerator)	Shares (Denominator)	Per Share Amount	Net loss (Numerator)	Shares (Denominator)	Per Share Amount	Net loss (Numerator)	Shares (Denominator)	Per Share Amount

Basic and diluted loss available to common stockholders	$(2,692,977)	20,291,433	$(0.13)	$(8,358,786)	20,291,433	$(0.41)	$(4,921,707)	20,155,563	$(0.24)

Options to purchase 6,637,850 shares of common stock for between $0.06 and $5.23, per share were outstanding for the year ended December 31, 2009, but were not included in the computation of diluted loss per share because the effect of exercise or conversion would have an antidilutive effect on loss per share.

Warrants to purchase 318,495 shares for common stock for $3.65 and options to purchase 7,100,536 shares of common stock at between $0.18 and $5.23, per share were outstanding for the year ended December 31, 2008, but were not included in the computation of diluted loss per share because the effect of exercise or conversion would have an antidilutive effect on loss per share.

Warrants to purchase 3,163,813 shares for common stock for between $0.75 and $5.06 and options to purchase 4,653,235 shares of common stock at between $0.37 and $5.23 were outstanding for the year ended December 31, 2007, but were not included in the computation of diluted loss per share because the effect of exercise or conversion would have an antidilutive effect on the net loss per share.

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — INCOME TAXES

The components of the provision (benefit) for income taxes included in the consolidated statements of operations are as follows:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$-	$3,754	$40,030
State	(1,109)	15,306	4,559
Foreign	126,517	51,539	134,442
	125,408	70,599	179,031
Deferred:
Federal	-	40,030	(40,030)
State	-	1,059	(1,059)
Foreign	128,726	(151,460)	(66,993)
	128,726	(110,371)	(108,082)
	$254,134	$(39,772)	$70,949

A reconciliation of the statutory Federal income tax rate with the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal statutory rate	34.0%	34.0%	34.0%
State taxes net of federal benefit	0.0	(0.1)	(1.6)
Income earned from foreign subsidiaries	(0.6)	(2.6)	(54.9)
Net operating loss valuation allowance adjustments	(23.2)	(33.4)	(18.4)
Change in effective state tax rate	-	-	0.1
Other	(20.6)	2.6	39.3
	(10.4)%	0.5%	(1.5)%

Net loss before income taxes is as follows:

	Year Ended December 31,
	2009	2008	2007

Domestic	$(2,180,959)	$(6,844,883)	$(11,827,832)
Foreign	(257,884)	(1,553,675)	6,977,074
	$(2,438,843)	$(8,398,558)	$(4,850,758)

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The primary components of temporary differences which give rise to the Company’s deferred tax presented as part of other assets in the Company’s balance sheet are as follows:

	December 31,
	2009	2008
Net deferred tax asset:
Net operating loss carry-forward	$23,330,598	$22,122,386
Depreciation and amoritzation (liability)	(480,643)	82,623
Bad debt and note receivable allowance	286,226	195,933
Marketable security impairment	-	399,038
Related party interest	57,073	155,210
Inventory allowance	32,009	171,496
Credit carryforwards	116,271	95,221
Stock options expense	515,439	389,186
Payroll and director's fee	295,145	50,862
Other	82,806	25,000
	24,234,924	23,686,955
Less: Valuation allowance	(24,145,360)	(23,468,657)
	$89,564	$218,298

On January 1, 2007 the Company adopted the provisions of new accounting guidance regarding uncertain income tax positions. This guidance is found under FASB ASC Topic 740 “Income Taxes” (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with income tax liabilities.

As a result of the implementation of ASC 740, the Company recognized an increase in liabilities for unrecognized tax benefits of $245,800, which was accounted for as an increase in the January 1, 2007 accumulated deficit. Interest recorded per ASC 740 is recorded as part of interest expense, net in the Company’s statements of operations.

A reconciliation of the ASC 740 adjustments is as follows:

	Year Ended December 31,
	2009	2008
Beginning Balance	$274,000	$258,000
Interest and penalties	15,525	16,000
Ending Balance	$289,525	$274,000

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2009 and 2008, Talon International, Inc. had Federal net operating loss carry-forwards (or “NOLs”) of approximately $62.3 million and $60.2 million, respectively and state NOLs of $29.5 million and $24.0 million respectively.  The Federal NOL is available to offset future taxable income through 2026, and the state NOL expires in 2029.  Section 382 of the Internal Revenue Code places a limitation on the realizability of net operating losses in future periods if the ownership of the Company has changed more than 50% within a three-year period.  The Company had a limitation due to Section 382 during 2004 to 2006; however, as of December 31, 2009 the Company has no limitation. Thus, the limitation has had no impact on the Company’s NOL carry-forwards.

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

The provisions of ASC 740 require the establishment of a valuation allowance when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. ASC 740 provides that an important factor in determining whether a deferred tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset.

In 2009, 2008 and 2007, the Company determined, based upon its cumulative operating losses, that it was more likely than not that it would not be in a position to fully realize all of its domestic and foreign deferred tax assets in future year with the exception of the alternative minimum tax credit carry-forward of $41,089 in 2007.  Accordingly, at December 31, 2009, and 2008 the Company has recorded a valuation allowance of $24.1 million and $23.5 million, respectively; which reduces the carrying value of its net deferred tax assets.

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

In 2009 and 2008 there were no undistributed earnings from its foreign subsidiaries. In 2007, the Company included in its consolidated U.S. federal tax return as a deemed dividend, $4.6 million which was all of the undistributed earnings of its foreign subsidiaries as a result of the loan agreement with CVC. See Note 6.

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is a party to a number of non-cancelable operating lease agreements involving buildings and equipment, which expire at various dates through 2013.  The Company accounts for its leases in accordance with FASB ASC 840 “Leases”, whereby step provisions, escalation clauses, tenant improvement allowances, increases based on an existing index or rate, and other lease concessions are accounted for in the minimum lease payments and are charged to the statement of operations on a straight-line basis over the related lease term.

The future minimum lease commitments at December 31, 2009 are as follows:

Years Ending December 31,	Amount

2010	$551,700
2011	189,300
2012	76,600
2013	3,700
Total minimum payments	$821,300

Total rental expense for the years ended December 31, 2009, 2008 and 2007 aggregated $843,390, $813,373 and $591,312, respectively.

Profit Sharing Plan

In October 1999, the Company established a 401(k) profit-sharing plan for the benefit of eligible employees.  The Company may make annual contributions to the plan as determined by the Board of Directors.  Total contributions for the years ended December 31, 2009, 2008 and 2007 amounted to $14,898, $24,061, $25,494, respectively.

Contingencies

On April 16, 2004, the Company filed suit against Pro-Fit Holdings, Limited in the U.S. District Court for the Central District of California – Tag-It Pacific, Inc. v. Pro-Fit Holdings, Limited, CV 04-2694 LGB (RCx) -- asserting various contractual and tort claims relating to the Company’s exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages.  It is the Company’s position that the agreement with Pro-Fit gives the Company exclusive rights in certain geographic areas to Pro-Fit’s stretch and rigid waistband technology.  The Company also filed a second civil action against Pro-Fit and related companies in the California Superior Court which was removed to the United States District Court, Central District of California.  In the second quarter of 2008, Pro-Fit and certain related companies were placed into administration in the United Kingdom and filed petitions under Chapter 15 of Title 11 of the United States Code.  As a consequence of the chapter 15 filings, all litigation by the Company against Pro-Fit has been stayed. The Company has incurred significant legal fees in this litigation, and unless the case is settled or resolved, may continue to incur additional legal fees in order to assert its rights and claims against Pro-Fit and any successor to those assets of Pro-Fit that are subject to its exclusive license and intellectual property agreement with Pro-Fit and to defend against any counterclaims.

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2002, the FASB issued Topics of the FASB ASC 460-10, “Guarantees” (“ASC 460-10”) and FASB ASC 850-10, “Related Party Disclosures” (”ASC 850-10”). The following is a summary of the Company’s agreements that it has determined are within the scope of ASC 460-10 and ASC 850-10:

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

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company manufactures and distributes a full range of zipper, trim and waistband items to manufacturers of fashion apparel, specialty retailers and mass merchandisers. The Company’s organization is based on divisions representing the major product lines, and the Company’s operating decisions use these divisions to assess performance, allocate resources and make other operating decisions.  Within these product lines there is not enough difference between the types of products to justify segmented reporting by product type or to account for these products separately.  The net revenues and operating margins for the three primary product groups are as follows:

	Twelve months ended
	December 31, 2009
	Talon	Trim	Tekfit	Consolidated
Net sales	$21,341,132	$17,274,158	$60,500	$38,675,790
Cost of goods sold	16,590,224	10,741,595	31,397	27,363,216
Gross profit	4,750,908	6,532,563	29,103	11,312,574
Operating expenses *				11,023,498
Income from operations				$289,076

	Twelve months ended
	December 31, 2008
	Talon	Trim	Tekfit	Consolidated
Net sales	$28,428,885	$19,537,302	$204,793	$48,170,980
Cost of goods sold	22,783,957	12,666,844	103,056	35,553,857
Gross profit	5,644,928	6,870,458	101,737	12,617,123
Operating expenses *				18,579,006
Loss from operations				$(5,961,883)

	Twelve months ended
	December 31, 2007
	Talon	Trim	Tekfit	Consolidated
Net sales	$21,159,595	$18,688,698	$681,262	$40,529,555
Cost of goods sold	15,711,171	12,190,803	520,846	28,422,820
Gross profit	5,448,424	6,497,895	160,416	12,106,735
Operating expenses *				15,277,414
Loss from operations				$(3,170,679)

* Operating expenses are not segregated by division and includes impairment reserve losses.

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company distributes its products internationally and has reporting requirements based on geographic regions.  Long-lived assets are attributed to countries based on the location of the assets and revenues are attributed to countries based on customer delivery locations, as follows:

	Year Ended December 31,
	2009	2008	2007
Sales:
United States	$3,396,705	$3,332,257	$3,692,468
Hong Kong	13,131,762	15,181,280	14,178,421
China	8,990,718	13,614,709	11,159,726
India	1,650,990	2,536,929	2,187,684
Bangladesh	2,008,869	2,434,382	1,924,943
Other	9,496,746	11,071,423	7,386,313
Total	$38,675,790	$48,170,980	$40,529,555
Long-lived Assets:
United States	$4,661,855	$4,955,725	$8,778,381
Hong Kong	1,193,617	989,761	556,864
China	236,768	243,905	109,770
Other	4,097	5,604	576,182
Total	$6,096,337	$6,194,995	$10,021,197

NOTE 13 — MAJOR CUSTOMERS AND VENDORS

For the years ended December 31, 2009, 2008 and 2007, the Company’s three largest customers represented approximately 9%, 8% and 9%, respectively, of consolidated net sales.

Three vendors, each representing more than 9% of the Company’s purchases, accounted for approximately 38% of the Company’s purchases for the year ended December 31, 2009. Five vendors, each representing more than 6% of the Company’s purchases, accounted for approximately 46% of the Company’s purchases for the year ended December 31, 2008.  Three vendors, each representing more than 10% of the Company’s purchases, accounted for approximately 50% of the Company’s purchases for the year ended December 31, 2007. One vendor accounted for substantially all of the Company’s purchases associated with its Tekfit product for the years ended December 31, 2008 and 2007.

Included in accounts payable and accrued expenses at December 31, 2009 and 2008 is $2,624,494 and $3,593,552 due to these vendors.

NOTE 14 — RELATED PARTY TRANSACTIONS

Colin Dyne, a director and stockholder of the Company is also a director, officer and significant stockholder in People’s Liberation, Inc., the parent company of Versatile Entertainment, Inc. and William Rast Sourcing. During the years ended December 31, 2009 and 2008 the Company had sales of approximately $1,000 and $88,000, respectively, to Versatile Entertainment.  Accounts receivable of $200 and $18,000 were outstanding from Versatile Entertainment at December 31, 2009 and 2008, respectively.

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2009 and 2008 the Company had sales of $206,400 and $457,000, respectively, to William Rast Sourcing.  Accounts receivable of $41,200 and $51,000 were outstanding from William Rast Sourcing at December 31, 2009 and 2008, respectively.

Note Receivable from Related Party, Net at December 31, 2009 and 2008 include the unsecured note and accrued interest receivable net of valuation reserves, of $0 and $200,000, respectively due from Colin Dyne. The note bears interest at 7.5% and is due on demand.  The amount of principal and accrued interest due from Colin Dyne under this note at December 31, 2009 and 2008 was $720,417 and 674,010, respectively.  The Company has recorded a valuation reserve against this note of $720,417 and $474,010 at December 31, 2009 and 2008, respectively.  See note 3.

In November 2009, the Company entered into an agreement to pay a commission to an affiliate of Colin Dyne of 7% of collected revenues associated with the sales of selected business opportunities, with 2% of the 7% earned applied to the note receivable balance. Commissions of $16,524 were paid in cash and $5,483 were applied to the note receivable balance for the year ended December 31, 2009. During the years ended December 31, 2009 and 2008 the Company recorded impairment charges of $200,000 and $474,010, respectively against this note.

For the year ended December 31, 2008 consulting fees of $250,000 were paid to Colin Dyne, whose consulting agreement terminated November 30, 2008.

Notes payable to related parties includes demand notes and advances to parties related to or affiliated with Mark Dyne, the Chairman of the Board of Directors of the Company and a significant stockholder.  The balance of demand notes payable and interest expense due to Mark Dyne and affiliated parties at December 31, 2009 and 2008 was $229,356 and 222,264, respectively.

Accrued expenses includes consulting fees and associated interest in the amount of $251,568 due to Diversified Consulting, LLC, a company owned by Mark Dyne, in consideration for the final payment under the Diversified consulting agreement dated March 20, 2000.

Notes payable to related parties also includes a note and associated interest due to Lonnie D. Schnell, the Chief Executive Officer and Chief Financial Officer of the Company. This note issued on August 6, 2009 in partial satisfaction of 2008 annual incentive amounts to which Mr. Schnell was entitled, bears 6% interest annually and the maturity date is the earlier of December 31, 2011 or ten days following Mr. Schnell’s employment termination date. The balance of the note payable and accrued interest expense due to Mr. Schnell at December 31, 2009 was $36,516.

Consulting fees and related interest paid or accrued to Diversified Consulting, LLC, a company owned by Mark Dyne, amounted to $401,568, $150,000 and $150,000 for  the years ended December 31, 2009, 2008, and 2007, respectively.  This consulting arrangement terminated on March 20, 2010.

Freedom Apparel, an entity owned by the spouse and a relative of Larry Dyne, the President of the Company, has from time to time purchased products from the Company.  For the years ended December 31, 2009 and 2008 the company had sales of $0 and $70,500, respectively to Freedom Apparel. At December 31, 2009 and 2008, accounts receivable included $0 and $35,000, respectively, due from this entity.

TALON INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — QUARTERLY RESULTS (UNAUDITED)

Quarterly results for the years ended December 31, 2009 and 2008 are reflected below:

	1st	2nd	3rd	4th
2009
Net sales	$6,515,754	$12,583,765	$10,426,764	$9,149,507
Gross profit	$1,984,167	$3,561,447	$2,950,703	$2,816,257
Income (loss) from operations	(535,170)	832,045	200,908	(208,707)
Net Income (loss)	$(1,178,528)	$74,855	$(647,156)	$(942,148)
Basic and diluted net income (loss) per share	$(0.06)	$0.01	$(0.03)	$(0.05)

2008
Net sales	$9,985,489	$17,020,629	$12,772,021	$8,392,841
Gross profit	$2,757,965	$4,900,904	$3,219,352	$1,738,902
Income (loss) from operations	$(1,310,234)	$1,050,875	$(1,716,289)	$(3,986,235)
Net Income (loss)	$(1,838,744)	$598,157	$(2,440,155)	$(4,678,044)
Basic and diluted net income (loss) per share	$(0.09)	$0.03	$(0.12)	$(0.23)

During 2009 the Company fully reserve note receivable from related party in amount of $0.2 million. During 2008, the Company had material charges of $5.4 million for impairments of fixed assets, marketable securities, inventory, and severance and related party notes receivable.

Quarterly and year-to-date computations of per share amounts are made independently.  Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

NOTE 16 — SUBSEQUENT EVENTS

The Company evaluated subsequent events after the balance sheet date of December 31, 2009 through the date these audited financial statements were issued.

Effective as of March 15, 2010 William  Sweedler, a member of Board of Directors of the Company since 2006, resigned as a Class II Director of the Company. Mr. Sweedler was also a member of the Audit and Compensation Committees of the Board of Directors. The Company has not yet identified a replacement director for Mr. Sweedler.

Back to Index to Form 10-K

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

As of the end of the period covered by this report, management, with the participation of Lonnie D. Schnell, our principal executive and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, Mr. Schnell concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, the Company’s management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on its assessment, our management has concluded that control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Index to Form 10-K

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our executive officers and directors as of March 29, 2010.

Name	Age	Position
Mark Dyne (1)	49	Chairman of the Board of Directors
Colin Dyne (1)	47	Vice Chairman of the Board of Directors
Brent Cohen	51	Director
Joseph Miller	46	Director
Raymond Musci	49	Director
Lonnie D. Schnell	61	Chief Executive Officer & Chief Financial Officer, Director
Larry Dyne (1)	38	President
James E. Reeder	52	Vice President, Corporate Controller

(1)      Mark Dyne, Colin Dyne and Larry Dyne are brothers.

Class I Directors: Terms Expiring In 2010
Joseph Miller
Mr. Miller has served on the Board of Directors since June 2005. Since 2003, he has been a Managing Director of Europlay Capital Advisors, LLC, a merchant banking and advisory firm. From 1998 to 2003, Mr. Miller was a Senior Vice President at Houlihan Lokey Howard & Zukin, a leading middle-market investment bank.  From 1994 to 1998, Mr. Miller served as the Vice President, Corporate Development for Alliance Communications Corporation, Canada’s leading independent producer and distributor of filmed entertainment.  Mr. Miller has bachelor’s degree in Economics and Business from the University of California, Los Angeles. Mr. Miller was nominated to our board of directors for his extensive domestic and international management experience, and knowledge of associated industry practices and trends, and for his financial management expertise.

Member:    Audit and Nominating Committees

Brent Cohen
Mr. Cohen has served on the Board of Directors since 1998.  Mr. Cohen served as Chief Executive Officer and a director of Dovebid Inc. from August 2005 to February 2008.  Mr. Cohen served as President and was a member of the Board of Directors of First Advantage Corporation (formed by the merger of US Search and First American Financial screening companies) from June 2003 to 2005.  Mr. Cohen served as Chairman of the Board, President and Chief Executive Officer of US Search from February 2000 until June 2003. Mr. Cohen previously held various management positions in both the management consulting and auditing practice of Arthur Young & Company (now Ernst & Young). Mr. Cohen holds a Bachelor of Commerce degree, a Graduate Diploma in Accounting and an MBA from the University of Cape Town in South Africa. He is also a chartered accountant. Mr. Cohen was nominated to our board of directors for his extensive domestic and international management experience, and knowledge of associated industry practices and trends.

Member:    Compensation, Nominating and Governance Committees

Class II Directors: Terms Expiring In 2011
Lonnie D. Schnell
Mr. Schnell joined us in January 2006 as our Chief Financial Officer, was appointed as Chief Executive Officer in February 2008 and has served on our Board of Directors since May 2008. Mr. Schnell served as Vice President of Finance for Capstone Turbine Corporation, a manufacturer of micro-turbine electric generators from 2004 until 2005. From 2002 to 2004 Mr. Schnell served as Chief Financial Officer of EMSource, LLC, an electronic manufacturing service company. Prior to EMSource, in 2002, Mr. Schnell served as Chief Financial Officer of Vintage Capital Group, a private equity investment firm. From 1999 through 2002, Mr. Schnell served as Chief Financial Officer of Need2Buy, Inc. a business-to-business internet marketplace for electronic components. Mr. Schnell has completed an executive MBA program with the Stanford University Executive Institute, and earned his Bachelor of Science in Accounting at Christian Brothers University. Mr. Schnell is a Certified Public Accountant with experience in the international accounting firm of Ernst & Young LLP. Mr. Schnell was nominated to our board of directors for his extensive domestic and international management experience, and knowledge of associated industry practices and trends, and for his financial management expertise.

Raymond Musci

Ray Musci has served as our Director  since June 2005. Mr. Musci serves as a Director and Chief Operating Officer of New Motion, Inc. (NasdaqGM: NWMO), a publicly traded company that develops, publishes and distributes mobile entertainment services and products. From October 1999 to June 2005, Mr. Musci served as the President and Chief Executive Officer and a director of BAM! Entertainment, Inc., a publicly traded company that develops, publishes and distributes entertainment software products and video games. Mr. Musci currently serves as a director of Brilliant Digital Entertainment, Inc.  From May 1990 to July 1999, Mr. Musci served as the President, Chief Executive Officer and as a director of Infogrames Entertainment, Inc. (formerly Ocean of America, Inc.), a company that develops, publishes and distributes software products. Mr. Musci also previously served as a director of Ocean International, Ltd., the holding company of Ocean of America, Inc. and Ocean Software, Ltd., and as Executive Vice President/General Manager of Data East USA, Inc., a subsidiary of Data East Corp., a Japanese company. Mr. Musci was nominated to our board of directors for his extensive domestic and international management experience, and knowledge of associated industry practices and trends, and for his financial management expertise.

Member:    Audit, Compensation and Nominating Committees

Class III Directors: Terms Expiring In 2012
Mark Dyne
Mr. Dyne has served as Chairman of the Board of Directors since 1997.  Mr. Dyne currently serves as the Chief Executive Officer and the Managing Partner of Europlay Capital Advisors, LLC, a merchant banking and advisory firm.  Mr. Dyne previously served as Chairman and Chief Executive Officer of Sega Gaming Technology Inc. (USA), a gaming company, and Chairman and Chief Executive Officer of Virgin Interactive Entertainment Ltd., a distributor of computer software programs and video games based in London, England. Mr. Dyne was a founder and director of Packard Bell NEC Australia Pty. Ltd., a manufacturer and distributor of personal computers through the Australian mass merchant channel, and he was a founder and former director of Sega Ozisoft Pty Ltd., a leading distributor of entertainment software in both Australia and New Zealand. Mr. Dyne was nominated to our board of directors for his extensive domestic and international management experience, and knowledge of associated industry practices and trends.

Member:    Governance Committee

Colin Dyne
Currently, Mr. Dyne serves as Vice Chairman of the Board of Directors. Mr. Dyne founded Tag-It, Inc., one of our subsidiaries, in 1991 with his father, Harold Dyne. Mr. Dyne served as our President from inception and as our Chief Executive Officer from 1997 to 2005.  Since May 2007, Colin Dyne has served as Chief Executive Officer and a director of People’s Liberation, Inc. (OTCBB: PPLB), which designs, markets and sells high-end casual apparel under the brand names “People’s Liberation” and “William Rast.”  Before founding Tag-It, Inc. in 1991, Mr. Dyne worked in numerous positions within the stationery products industry, including owning and operating retail stationery businesses and servicing the larger commercial products industry through contract stationery and printing operations. Mr. Dyne was nominated to our board of directors for his extensive domestic and international management experience, and knowledge of associated industry practices and trends.

Other Executive Officers
Larry Dyne
Larry Dyne was appointed as our President in May 2009. He has been our employee since 1992, and was formerly Executive Vice President of Sales as well as vice president of product development and global sourcing, and vice president of trim sales. Through these positions, Mr. Dyne has established extensive and long-term relationships with the world’s top brands and clothing retailers. He was also formerly responsible for domestic production for all printing.

James E. Reeder
James E. Reeder joined us in May 2009 and was appointed Vice President, Corporate Controller. From January 2007 to September 2008 Mr. Reeder served as Chief Financial Officer at Sheffield Manufacturing, an aerospace parts manufacturer and at Data Exchange Corporation, an international provider of supply chain solutions. From January 2002 to October 2006 Mr. Reeder was Vice President Finance for Special Devices, Inc., a manufacturer of automotive safety devices and was previously Chief Financial Officer for Power Lift Corporation, a distributor of Caterpillar materials and equipment. Mr. Reeder also served in various senior financial roles at Avery Dennison Corporation for approximately 14 years. Mr. Reeder has an MBA in Finance and Strategic Planning from the University of California at Berkeley and a B.S., Economics Summa Cum Laude from California State Polytechnic University, Pomona.

Audit Committee; Audit Committee Financial Expert

We currently have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee currently consists of Raymond Musci and Joseph Miller.   The Board of Directors has further determined that Mr. Musci is an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Executive officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2009, all of our executive officers, directors and greater-than-ten percent shareholders complied with all Section 16(a) filing requirements, except that one Form 4, reporting one transaction, was filed late by James E. Reeder.

Code of Ethics

We have adopted a Code of Ethical Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to our other employees and directors generally.  A copy of our Code of Ethical Conduct is filed as an exhibit to our Annual Report on Form 10-K.

Back to Index to Form 10-K

ITEM 11.            EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Talon International Inc.’s executive compensation program is administered by the Compensation Committee of our Board of Directors, or referred to in this section as the “Committee.”  The Committee is responsible for, among other functions: (1) reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer’s compensation and evaluating the performance of the Chief Executive Officer in light of these corporate goals and objectives; (2) reviewing and making recommendations to the Board of Directors with respect to the compensation of other executive officers; (3) administering our incentive-compensation and equity based plans, which may be subject to the approval of the Board of Directors; and (4)  negotiating, reviewing and recommending the annual salary, bonus, stock options and other benefits, direct and indirect, of the Chief Executive Officer,  and other current and former executive officers.  The Committee also has the authority to select and/or retain outside counsel, compensation and benefits consultants, or any other consultants to provide independent advice and assistance in connection with the execution of its responsibilities.

Our named executive officers for 2009 were as follows:

•	Lonnie D. Schnell, Chief Executive Officer & Chief Financial Officer;

•	Larry Dyne, President (promoted to President in May 2009); and

•	James E. Reeder, Vice President, Corporate Controller (appointed May 2009).

Compensation Philosophy

Our executive compensation program is designed to drive company performance to maximize shareholder value while meeting our needs and the needs of our employees.  The specific objectives of our executive compensation program include the following:

•	Alignment – to align the interests of executives and shareholders through equity-based compensation awards;

•	Retention – to attract, retain and motivate highly qualified, high performing executives to lead our continued growth and success; and

•	Performance – to provide rewards commensurate with performance by emphasizing variable compensation that is dependent upon the executive’s achievements and company performance.

In order to achieve these specific objectives, our executive compensation program is guided by the following core principles:

•	Rewards under incentive plans are based upon our short-term and longer-term financial results and increasing shareholder value;

•
Senior executive pay is set at sufficiently competitive levels to attract, retain and motivate highly talented individuals who are necessary for us to achieve our goals, objectives and overall financial success;

•	Compensation of an executive is based on such individual’s role, responsibilities, performance and experience, taking into account the desired pay relationships within the executive team; and

•
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

Base Salary

Base salary provides executives with a steady income stream and is based upon the executive’s level of responsibility, experience, individual performance and contributions to our overall success. Competitive base salaries, in conjunction with other pay components, enable us to attract and retain highly talented executives.  The Committee typically sets base salaries for our senior executives at market levels. However, base salaries will vary in practice based upon an individual’s performance, individual experience and negotiations and for changes in job responsibilities.

Management Incentive Bonuses

Management incentive bonuses are a variable performance-based component of compensation.  The primary objective of an annual incentive bonus is to reward executives for achieving corporate and individual goals and to align a meaningful portion of total pay opportunities for executives and other key employees to the attainment of our company’s performance goals. These awards are also used as a means to recognize the contribution of our executive officers to overall financial, operational and strategic success.

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

In order to preserve the morale and productivity and encourage retention of our key executives in the face of the disruptive impact of an actual or rumored change in control, we provide a bridge to future employment in the event that an executive’s job is eliminated as a consequence of a change in control.  This provision is intended to align executive and shareholder interests by enabling executives to consider corporate transactions that are in the best interests of the shareholders and other constituents without undue concern over whether the transactions may jeopardize the executive’s own employment.  Our employment agreements with our current named executive officers provide a lump sum payment and benefits continuation as a result of an involuntary termination without cause or for good reason following a change in control, plus accelerated vesting of stock or option awards.

Other Benefits

In order to attract and retain highly qualified executives, we provide some of our named executive officers, with automobile allowances that we believe are consistent with current market practices. Our executives also may participate in a 401(k) plan under which we match contributions for all employees up to 100% of an employee’s contributions to a maximum of $1,000 and subject to any limitations imposed by ERISA.

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

Process for Setting Executive Compensation

When making pay determinations for named executive officers, the Committee considers a variety of factors including, among others: (1) actual company performance as compared to pre-established goals, (2) overall company performance and size relative to industry peers, (3) individual executive performance and expected contribution to our future success, (4) changes in economic conditions and the external marketplace and (5) in the case of named executive officers, other than Chief Executive Officer, the recommendation of our Chief Executive Officer.  Ultimately, the Committee uses its judgment when determining how much to pay our executive officers.  The Committee evaluates each named executive officer’s performance during the year against established goals, leadership qualities, business responsibilities, current compensation arrangements and long-term potential to enhance shareholder value.  The opinions of outside consultants are also taken into consideration in deciding what salary, bonus, long-term incentives and other benefits and severance to give each executive in order to meet our objectives stated above. The Committee considers compensation information from data gathered from annual reports and proxy statements from companies that the Committee generally considers comparable to us; compensation of other company employees for internal pay equity purposes; and levels of other executive compensation plans from compensation surveys.  The Committee sets the pay for the named executive officers and other executives, by element and in the aggregate, at levels that it believes are competitive and necessary to attract and retain talented executives capable of achieving our long-term objectives.

Factors Considered

In administering the compensation program for senior executives, including named executive officers, the Committee considers the following:

•
Cash versus non-cash compensation.  The pay elements are cash-based except for the long-term incentive program, which may be cash-based, equity-based, or a combination.  In 2009, the long-term incentive program pay elements were cash-based.  In 2008, the long-term incentive program for the named executive officers consisted entirely of stock option awards that vest in installments over a one to four year period from the date of grant;

•	Prior year’s compensation. The committee considers the prior year’s bonuses and long-term incentive awards when approving bonus payouts or equity grants;

•
Adjustments to Compensation. On an annual basis, and in connection with setting executive compensation packages, the Committee reviews our operating income growth, earnings before interest and taxes growth, earnings per share growth, cash flow growth, operating margin, revenue growth and total shareholder return performance.  In addition, the Committee considers peer group pay practices, emerging market trends and other factors.  No specific weighing is assigned to these factors nor are particular targets set for any particular factor.  Total compensation from year to year can vary significantly based on our and the individual executive’s performance;

•	Application of discretion. It is our policy and practice to use discretion in determining the appropriate compensation levels considering performance.

REPORT OF COMPENSATION COMMITTEE

The Compensation Committee of our Board of Directors consists of Brent Cohen and Raymond Musci.  The Compensation Committee is responsible for considering and making recommendations to the Board of Directors regarding executive compensation and is responsible for administering our stock option and executive incentive compensation plans.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this report. Based on the review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Compensation Committee
Brent Cohen
Raymond Musci

March 29, 2010

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, as to each person serving as Chief Executive Officer and Chief Financial Officer during 2009 and the two highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer at the end of the 2009 whose compensation exceeded $100,000 (referred to as “named executive officers”), information concerning all compensation earned for services to us in all capacities for 2009.

Name and Principal Position	Year	Salary	Bonus	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total
Lonnie D. Schnell (1)	2009	$310,573	$-	$51,418	$94,000	$25,643	$481,634
Chief Executive Officer and Chief Financial	2008	275,000	-	140,806	35,000	25,116	475,922
Officer	2007	225,000	45,000	-	-	11,343	281,343
Larry Dyne (2)
President	2009	284,612	-	37,462	71,000	16,345	409,419
Executive Vice President, Sales	2008	250,000	40,000	109,516	-	19,682	419,198
James E. Reeder
Vice President, Corporate Controller	2009	100,439	-	18,920	12,100	6,512	137,971

(1)	Mr. Schnell was appointed Chief Executive Officer effective February 4, 2008 and previously served as Chief Financial Officer.

(2)	Mr. Dyne was appointed President effective May 1, 2009 and previously served as Executive Vice President, Sales.

(3)
The amounts in this column represent the aggregate grant date fair value computed in accordance with ASC 718 with respect to options granted in the applicable year.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to these grants, refer to Note 8 of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. These amounts do not reflect the actual value that may be realized by the named executive officers which depends on the value of our shares in the future.

(4)
Non-equity incentive plan compensation consists of awards under the Management Incentive Plan, a cash incentive plan, which is established pursuant to our employment agreements with Mr. Schnell and Mr. Dyne for the year in which the award is earned. As described further below, options granted in 2009 to Mr. Schnell and Mr. Dyne and a promissory note issued to Mr. Schnell were awarded in satisfaction of bonus amounts to which such executives were entitled for fiscal 2008 in accordance with Management Incentive Plan, including $53,230 and $40,000 in bonus payments for Mr. Schnell and Mr. Dyne, respectively, previously reported as 2008 non-equity incentive plan compensation to these executives in our 2008 Annual Report on Form 10-K.

(5)	All other compensation consists of the following (amounts in dollars):

	Mr. Lonnie D. Schnell			Mr. Larry Dyne		Mr. James E. Reeder
	2009	2008	2007	2009	2008	2009
Health & medical insurance (a)	$17,802	$13,793	$11,019	$9,938	$9,429	$5,362
Life & disability insurance (b)	301	323	324	4,000	4,078	150
401k contribution (c)	-	-	-	-	-	1,000
Automobile allowances	7,540	11,000	-	2,407	6,175	-
Total	$25,643	$25,116	$11,343	$16,345	$19,682	$6,512

(a)	Includes payments of medical premiums.
(b)	Includes executive and group term life and disability insurance.
(c)	Represents our contribution to 401k programs.

Executive Compensation

The 2009 compensation for Lonnie Schnell, our Chief Executive Officer was in accordance with our employment agreement with him. The terms and conditions established in this agreement were the result of our consideration of our current operating performance levels, 2007 and 2006 operating performance, our 2005 Restructuring and Strategic Plan, compensation levels for our previous CEO, comparative industry compensation levels and negotiations with Mr. Schnell.   The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding shareholder value.  Accordingly, the base compensation was established near minimum industry levels for the same role in comparable companies, and a long-term equity option of 900,000 shares of common stock, representing approximately 4.4% of our outstanding shares at the time, was granted as an inducement to maximum performance achievements and increased shareholder values. The option grant was established to vest monthly over a three-year term, after a minimum initial term of twelve months, to coincide with the objectives of our strategic plan.

In addition to the long-term equity incentive, a cash incentive, referred to as the Management Incentive Program (“MIP”), was established as provided in Mr. Schnell’s employment agreement setting aside 12% of our earnings before interest, taxes, depreciation and amortization (“EBITDA”), and selected expenses associated with non-operating charges, in 2008 and 2009 for annual bonus awards to him and the other senior executives.  The MIP fund awards are shown in the table above as non-equity incentive plan compensation. MIP awards were not distributed in 2007 due to our operating performance; however, a discretionary bonus was granted to Mr. Schnell as approved by the Board of Directors. In 2009, Mr. Schnell was awarded (a) a 10-year non-qualified stock option to purchase 700,000 shares of common stock, which option was immediately vested and has an exercise price of $0.09 per share, and (b) a promissory note in the principal sum of $35,000, which note bears interest at the rate of 6.0% per annum accruing from April 16, 2009 and matures on the earlier of December 31, 2011 and a date that is ten business days following the date Mr. Schnell’s employment with us terminates for any reason.  The 2008 annual incentive bonuses awarded to Mr. Schnell in the form of options and a promissory note were paid in satisfaction of all bonus amounts to which he was entitled for fiscal 2008 in accordance with his employment agreement, including $53,230 in bonus payments for Mr. Schnell previously reported as 2008 non-equity incentive plan compensation our 2008 Annual Report on Form 10-K.

The 2009 compensation for Larry Dyne, our President was in accordance with our employment agreement with him. The terms and conditions established in this agreement were the result of our consideration of our current operating performance levels, 2007 and 2006 operating performance, our 2005 restructuring and Strategic Plan, compensation levels for our previous CEO, comparative industry compensation levels and negotiations with Mr. Dyne.   The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding shareholder value.  Accordingly, the base compensation was established near minimum industry levels for the same role in comparable companies, and a long-term equity option of 700,000 shares of common stock, representing approximately 3.4% of our outstanding shares at the time, was granted as an inducement to maximum performance achievements and increased shareholder values. The option grant was established to vest monthly over a three-year term, after a minimum initial term of twelve months, to coincide with the objectives of our strategic plan. In addition Mr. Dyne’s employment agreement provided that he would be eligible to participate in the MIP annual cash incentive plan. In 2009, Mr. Dyne was awarded a 10-year non-qualified stock option to purchase 510,000 shares of our common stock, which option was immediately vested and has an exercise price of $0.09 per share.  The 2008 annual incentive bonuses awarded to Mr. Dyne in the form of this option grant were paid in satisfaction of all bonus amounts to which he was entitled for fiscal 2008 in accordance with his employment agreement, including $40,000 in bonus payments for Mr. Dyne previously reported as 2008 non-equity incentive plan compensation in our 2008 Annual Report on Form 10-K.

The 2009 compensation for James E. Reeder, our Vice President, Corporate Controller was in accordance with our at-will employment agreement with him.  The terms and conditions established in this agreement were the result of our consideration of our current operating performance levels, compensation levels for our previous corporate controller, comparative industry compensation levels and negotiations with Mr. Reeder.   The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding shareholder value.  Accordingly, the base compensation was established near minimum industry levels for the same role in comparable companies, and a long-term equity option of 200,000 shares of common stock, representing approximately 1.0% of our outstanding shares, was established as an inducement to maximum performance achievements and increased shareholder values. The option grant was established to vest monthly over a four-year term, after a minimum initial term of twelve months, to coincide with the objectives of our strategic plan.  In addition to the long-term equity incentive, Mr. Reeder was a participant in the Management  Incentive Plan for 2009 and was awarded a bonus of $12,100 under this plan.  During the first year of employment  a bonus of not less than $20,000 was guaranteed in the employment agreement.

Grants of Plan-Based Awards in Fiscal 2009

The following table provides information about equity-awards granted to each named executive officer in 2009 under our 2008 and 2007 Stock Plans.

Name	Grant Date(1)	Approval Date(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/SH) (2)	Market Price on Grant Date ($/SH) (2)	Grant Date Fair Value of Option Awards ($)(3)
Lonnie D. Schnell	8/6/09	8/6/09	700,000	$0.09	$0.09	$51,418
Larry Dyne	8/6/09	8/6/09	510,000	$0.09	$0.09	$37,462
James E. Reeder	6/1/09	6/1/09	200,000	$0.11	$0.13	$18,920

(1)
The grant date of an option award is the date that the compensation committee fixes as the date the recipient is entitled to receive the award.  The approval date is the date that the compensation committee approves the award.

(2)
The exercise price of option awards may differ from the market price on the date of grant.  The exercise price of options granted in 2009 is equal to the average closing sales prices of our common stock for the five trading days prior to and including the grant date, as reported on the OTCBB, while the market price on the date of grant is the closing price of our common stock on that date.

(3)	The grant date fair value is generally the amount we would expense in our financial statements over the award’s service period, but does not include a reduction for forfeitures.

Option awards granted to our executive officers in 2009 have a 10 year term. The options granted to Mr. Schnell and Mr. Dyne are fully vested as of the date of grant, and were awarded in satisfaction of incentive bonuses that such executives were entitled to receive for fiscal year 2008.  The option granted to Mr. Reeder in 2009 vests over a four-year period.

Outstanding Equity Awards at Fiscal Year 2009

The following table provides information with respect to outstanding stock options held by each of the named executive officers as of December 31, 2009:

		Number of Securities Underlying Unexercised Options
Name	Grant Date	(#) Exercisable		(#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Lonnie D. Schnell	1/26/06	391,667	(1)	8,333	(1)	$0.59	1/26/16
	6/25/08	-		900,000	(2)	$0.20	06/24/18
	8/6/09	700,000		-		$0.09	8/6/19

Larry Dyne	2/28/00	15,000		-		$4.62	02/27/10
	4/10/00	15,000		-		$4.25	04/09/10
	12/12/00	20,000		-		$3.75	12/11/10
	11/18/01	15,000		-		$3.64	11/17/11
	12/31/02	25,000		-		$3.63	12/30/12
	4/01/03	25,000		-		$3.50	03/31/13
	4/08/03	45,500		-		$3.70	04/07/13
	4/18/05	50,000		-		$3.14	04/17/15
	1/16/06	425,000		-		$0.37	01/15/16
	6/25/08	-		700,000	(3)	$0.20	06/24/18
	8/6/09	510,000		-		$0.09	8/6/19

James E. Reeder	6/1/09	-		200,000	(4)	$0.11	6/1/19

(1)	These options become exercisable with respect to 8,333 shares each month until fully vested.

(2)
These options vest in full on December 31, 2010.  The options provide for early vesting with respect to up to 600,000 shares each based on our performance as compared to the Board of Directors approved budget for each of 2008 and 2009.  There was no early vesting for 2009 based on upon performance.

(3)
These options vest in full on December 31, 2010.  The options provide for early vesting with respect to up to 466,666 shares each based on our performance as compared to the Board of Directors approved budget for each of 2008 and 2009.  There was no early vesting for 2009 based on upon performance.

(4)
These options shall become exercisable with respect to 25% of the total options shares at the end of one year from the date of the grant and the remaining shares shall become exercisable in 36 monthly installments equal to 1/48th of the Option shares on the last day of each calendar month thereafter until fully exercisable.

Employment Agreements, Termination of Employment and Change of Control Arrangements

Employment Agreements

We have entered into the following employment agreements with our named executive officers.

Lonnie D. Schnell, Chief Executive Officer and Chief Financial Officer.  On June 18, 2008, we entered into an Executive Employment Agreement with Lonnie D. Schnell, pursuant to which Mr. Schnell serves as our Chief Executive Officer. This employment agreement has a term continuing though December 31, 2010, which may be extended to December 31, 2011.  Pursuant to this agreement, Mr. Schnell will receive an annual base salary of $275,000 for 2008, $300,000 for 2009 and $325,000 for each subsequent year of the term and will be entitled to receive an annual incentive bonus, which for 2008 and 2009 was based upon our earnings before interest, taxes, depreciation and amortization. Mr. Schnell is entitled to an auto allowance of $1,000 per month.  In the event that prior to the end of the term, Mr. Schnell’s employment is terminated by us “without cause” (as defined in the agreement), by Mr. Schnell for “good reason” (as defined in the agreement) or due to Mr. Schnell’s death or disability, then conditional upon his execution of a release of claims, Mr. Schnell or his estate will be entitled to receive, in addition to all accrued salary, (i) severance payments equal to Mr. Schnell’s base salary for the  remaining term of the agreement or, in the case of death or disability, through December 31, 2010, (ii) a prorated portion of the annual incentive bonus for the year in which the termination occurred, (iii)full acceleration of vesting of the options issued to Mr. Schnell pursuant to the agreement and all other options held by him and (iv) continued medical coverage for Mr. Schnell and his  dependents for the remaining term of the agreement.  In connection with the employment agreement, Mr. Schnell was granted an option to purchase 900,000 shares of our common stock, which vests in full on December 31, 2010, subject to earlier vesting if Mr. Schnell meets performance criteria established by the Board for fiscal 2008 and 2009.  Mr. Schnell’s options will vest in full upon a change of control of our company or upon termination of Mr. Schnell’s employment without cause, for good reason or due to his death or disability.

Larry Dyne, President. On June 18, 2008, we entered into an Executive Employment Agreement with Larry Dyne, pursuant to which Mr.  Dyne will serve as our Executive Vice President of Global Sales.  In May 2009 Mr. Dyne was promoted to President of Talon International, Inc. This employment agreement has a term continuing though December 31, 2010, which may be extended to December 31, 2011.  Pursuant to this agreement, Mr. Dyne will receive an annual base salary of $250,000 for 2008, $275,000 for 2009 and $300,000 for each subsequent year of the term and will be entitled to receive an annual incentive bonus, which for 2008 and 2009 was based upon our earnings before interest, taxes, depreciation and amortization. Mr. Dyne is entitled to an auto allowance of $950 per month.  In the event that prior to the end of the term, Mr. Dyne’s employment is terminated by us “without cause” (as defined in the agreement), by Mr. Dyne for “good reason” (as defined in the agreement) or due to Mr.  Dyne’s death or disability, then conditional upon his execution of a release of claims, Mr. Dyne or his estate will be entitled to receive, in addition to all accrued salary, (i) severance payments equal to Mr. Dyne’s base salary for the remaining term of the agreement  or, in the case of death or disability, through December 31, 2010, (ii) a prorated portion of the annual incentive  bonus for the year in which the termination  occurred, (iii) full acceleration of vesting of the options issued to Mr.  Dyne pursuant to the agreement and all other options held by him and (iv) continued medical coverage for Mr. Dyne and his dependents for the remaining term of the agreement.  In connection with the employment agreement, Mr. Dyne was granted an option to purchase 700,000 shares of our common stock, which vests in full on December 31, 2010, subject to earlier vesting if Mr. Dyne meets performance criteria established by the Board for fiscal 2008 and 2009. Mr. Dyne’s options will vest in full upon a change of control of our company or upon termination of Mr. Dyne’s employment without cause, for good reason or due to his death or disability.

Potential Severance Payments

As described above, our employment agreements with Lonnie Schnell and Larry Dyne provided for severance benefits in the event that the executive’s employment is terminated due to executive’s death or disability, by us without “cause” or by the executive for “good reason.”  The following table sets forth severance payments and benefits that we would have been obligated to pay to Messrs. Schnell and Dyne assuming a triggering event had occurred under each of their respective agreements as of December 31, 2009:

Name	Cash Severance Payment ($)(1)	Non-Equity Incentive ($)	Continuation of Health Benefits ($)	Value of Acceleration of Vesting of Equity Awards ($)(2)	Total Severance Benefits ($)
Lonnie D. Schnell	355,713	94,000	18,524	-	468,237
Larry Dyne	327,453	71,000	10,369	-	408,822

(1)
Includes (i) earned and unpaid base salary through the date of termination, (ii) accrued but unpaid vacation and (iii) cash severance payments based on the executive’s salary payable in a lump sum or periodic payments as provided in the executive’s employment agreement.

(2)	Based on the closing price of our common stock on December 31, 2009 of $0.09, as reported by the OTC Bulletin Board.

Potential Change in Control Payments

As described above, our employment agreements with Lonnie Schnell and Larry Dyne provide for accelerated vesting of all or a portion of the options held by such executives upon a change in control.  However, as of December 31, 2009, there were no unvested stock options held by the named executive officers that had an exercise price lower than the closing price of our common stock on December 31, 2009 of $0.09 per share, as reported by the OTC Bulletin Board.  As a result, there would have been no value of the accelerated vesting had a change in control occurred on December 31, 2009.  Currently, there are no other benefits payable to our named executive officers upon a change in control.

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

The following table details the total compensation earned by our non-employee directors in 2009.

Name	Fees Earned or Paid in Cash	Option Awards (7)	Total
Mark Dyne (1)	$28,500	$-	$28,500
Colin Dyne (2)	-	-	-
Brent Cohen (3)	30,500	-	30,500
Joseph Miller (4)	30,000	-	30,000
Raymond Musci (5)	35,000	-	35,000
William Sweedler (6)	30,500		30,500
Total	$154,500	$-	$154,500

(1)	As of December 31, 2009, Mr. Mark Dyne held options to purchase a total of 265,000 shares.

(2)	As of December 31, 2009, Mr. Colin Dyne held options to purchase a total of 480,000 shares.

(3)	As of December 31, 2009, Mr. Cohen held options to purchase a total of 150,000 shares. The other compensation consists of consulting fees for services rendered.

(4)	As of December 31, 2009, Mr. Miller held options to purchase a total of 120,000 shares.

(5)	As of December 31, 2009, Mr. Musci held options to purchase a total of 120,000 shares.

(6)	As of December 31, 2009, Mr. Sweedler held options to purchase a total of 90,000 shares. Mr. Sweedler resigned from his position as board member on March 15, 2010.

(7)
The amounts in this column represent the aggregate grant date fair value computed in accordance with ASC 718 with respect to stock options granted in 2009. For additional information on the valuation assumptions with respect to option grants, including the options granted in 2009, see Note 8 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. These amounts do not reflect the actual value that may be realized by the named executive officers which depends on the value of our shares in the future.

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

In November 2009, we entered into an agreement to pay a commission to an affiliate of Colin Dyne of 7% of collected revenues associated with the sales of selected business opportunities, with 2% of the 7% earned applied to the note receivable balance with Colin Dyne.  Commissions of $16,524 were paid in cash and $5,483 were applied to the note receivable balance for the year ended December 31, 2009.

Back to Index to Form 10-K

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board of Directors currently consists of Brent Cohen and Raymond Musci.  None of our current executive officers has served as a member of the board of directors or compensation committee of any entity for which a member of our Board of Directors or Compensation Committee has served as an executive officer.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2009 regarding equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	6,237,850	$0.74	555,000
Equity compensation plans not approved by security holders	400,000	$0.59	-
Total	6,637,850	$0.73	555,000

Options issued pursuant to equity compensation plans not approved by security holders consist of inducements options to purchase 400,000 shares of common stock granted to an employee in 2006 which are exercisable at a price of $0.59 per share and expire in January 2016.

Each of the above plans provides that the number of shares with respect to which options and warrants may be granted, and the number of shares of common stock subject to an outstanding option or warrant, shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on common stock.

Security Ownership of Certain Beneficial Owners and Management

The following table presents information regarding the beneficial ownership of our common stock as of March 29, 2010:

•	each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock;
•	each of our current directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares.  Shares of common stock under warrants or options currently exercisable or exercisable within 60 days of the date of this information are deemed outstanding for purposes of computing the percentage ownership of the person holding such warrants or options but are not deemed outstanding for computing the percentage ownership of any other person.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding at March 29, 2010. Unless otherwise indicated, the persons named in this table have sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.  As of March 29, 2010, we had 20,291,433 shares of common stock issued and outstanding.

The address of each person listed is in our care, at 21900 Burbank Boulevard, Suite 270, Woodland Hills, California 91367, unless otherwise set forth below such person’s name.

Name of Beneficial Owner	Number of Shares	Percent of Class
Executive Officers:
Lonnie D. Schnell, Chief Executive Officer & Chief Financial Officer & Director (1)	1,225,000	5.7%
Larry Dyne, President, Officer (2)	1,245,100	5.8%
James E. Reeder, V.P. Corporate Controller, Officer	34,000	*
Directors:
Mark Dyne, Chairman of the Board of Directors (3)	1,100,667	5.4%
Colin Dyne, Director (4)	572,780	2.8%
Brent Cohen, Director (5)	150,000	*
Raymond Musci, Director (5)	120,000	*
Joseph M. Miller, Director (5)	120,000	*

Directors and executive officers as a group (8 persons) (6)	4,567,547	19.4%
Other 5% Holders:
Bluefin Capital, LLC 105 S. Narcissus Ave., Suite 712 West Palm Beach, FL 33401	1,750,000	8.6%

*	Less than 1%.
(1)	Includes 1,100,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.
(2)
Includes 1,115,500 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable.  Also includes 129,600 shares of common stock held by a family trust which Mr. Larry Dyne may be deemed to beneficially own.

(3)
Includes 265,000 shares of common stock reserved for issuance upon exercise of stock options which are currently exercisable and 176,600 shares held by a limited liability company of which Mr. Dyne is the manager and a member.

(4)	Includes 390,000 shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable.
(5)	Consists of shares of common stock reserved for issuance upon the exercise of the stock options that are currently exercisable.
(6)	Includes 3,260,500 shares of common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days.

Back to Index to Form 10-K

The information as to shares beneficially owned has been individually furnished by our respective directors, named executive officers, and our other stockholders, or taken from documents filed with the Securities and Exchange Commission.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

We have adopted a policy that requires Board of Directors approval of transactions with related persons as defined by SEC regulations, including any sales or purchase transaction, asset exchange transaction, operating agreement, or advance or receivable transaction that could put our assets or operating performance at risk.  All of our directors and executive officers are required at all times, but not less than annually, to disclose all relationships they have with companies or individuals that have conducted business with, or had an interest in, us.  Our executive officers monitor our operations giving consideration to the disclosed relationships and refer potential transactions to the Board of Directors for approval.  The Board of Directors considers a related party transaction for its potential economic benefit to us, to ensure the transaction is “arms length” and in accordance with our policies and that it is properly disclosed in our reports to shareholders.

Reportable Related Party Transactions

Other than the employment arrangements described elsewhere in this report and the transactions described below, since January 1, 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds $120,000; and

•
in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Colin Dyne, Vice Chairman of our Board of Directors and a stockholder, is also an executive officer, director and significant shareholder of People’s Liberation, Inc., the parent company of Versatile Entertainment, Inc.  During 2009, we had sales of $1,000 to Versatile Entertainment.  At December 31, 2009 accounts receivable of $200 were outstanding from Versatile Entertainment.  Colin Dyne also holds an interest in William Rast Sourcing.  During 2009 we had sales of $206,400 to William Rast Sourcing.  At December 31, 2009 accounts receivable of $41,200 were outstanding from William Rast Sourcing.

At December 31, 2009, we had $720,517 of unsecured notes, advances and accrued interest receivable due from Colin Dyne.  The notes and advances bear interest at 7.5% and are due on demand.  We have recorded a valuation reserve against this note of $720,517 at December 31, 2009. In November 2009, we entered into an agreement to pay a commission to an affiliate of Colin Dyne of 7% of collected revenues associated with the sales of selected business opportunities, with 2% of the 7% earned applied to the note receivable balance.  Commissions of $16,524 were paid in cash and $5,483 were applied to the note receivable balance for the year ended December 31, 2009.

As of December 31, 2009, we had an aggregate of $229,356 in notes and advances due to Mark Dyne, the Chairman of our Board of Directors and a significant stockholder, or to parties related to or affiliated with Mark Dyne.  The notes are payable on demand and accrue interest at 10% per annum.

Back to Index to Form 10-K

As of December 31, 2009 accrued expenses includes $251,568 in consideration for the final payment under a consulting agreement dated March 20, 2000 to Diversified Consulting LLC, a company owned by Mark Dyne, Chairman of our Board of Directors, that ended on March 20, 2010. We paid or accrued total consulting fees and related interest to Diversified Consulting, LLC, in the amount of $401,568 during the year ended December 31, 2009.

Director Independence

Because our common stock is quoted on the OTC Bulletin Board, we are not subject to the listing requirements of any securities exchange or Nasdaq regarding the independence of our directors.  However, our Board of Directors has determined that as of December 31, 2009, a majority of our Board of Directors is comprised of “independent” directors within the meaning of the applicable rules for companies listed on The Nasdaq Stock Market.  The Board determined that each of Brent Cohen, Joseph Miller, Raymond Musci and William Sweedler were independent.  The Board has also determined that each of Joseph Miller, Raymond Musci and William Sweedler meet the independence requirements for services on the Audit Committee pursuant to the rules for companies traded on The Nasdaq Stock Market.

In March 2010, William Sweedler resigned from his position as board member. As a result, as of the date of filing of this Annual Report we no longer have a majority of Board of Directors that qualifies as independent under The Nasdaq Stock Market listing standards. We are in the process of identifying potential candidates to replace to Mr. Sweedler on the Board.  It is anticipated that any candidate for this vacant Board seat would be an independent director.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

Services Provided by the Independent Auditors

The audit committee of our Board of Directors is responsible for the appointment, compensation, retention and oversight of the work of the independent auditors.

SingerLewak LLP served as our independent registered public accounting firm for each of the fiscal years ended December 31, 2009, 2008 and 2007.

Audit Fees - The aggregate fees billed by our independent registered public accounting firm for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q or services that are normally provided in connection with statutory and regulatory filings were $370,000 for fiscal year 2009 and $439,000 for fiscal year 2008.

Audit-Related Fees - The aggregate fees billed by our independent registered public accounting firm for professional services rendered for assurance and related services reasonably related to the performance of the audit or review of our financial statements (other than those reported above)were $0 for fiscal year 2009 and 28,000 for fiscal year 2008.

Tax Fees - The aggregate fees billed by our independent registered public accounting firm for professional services rendered for tax compliance, tax advice and tax planning were $37,000 for fiscal year 2009 and $54,000 for fiscal year 2008.

Back to Index to Form 10-K

All Other Fees – The aggregate fees billed by our independent public registered accounting firm for services rendered to us other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” were $5,000 for fiscal year 2009 and $24,000 for fiscal year 2008 which was primarily related governmental regulations not related to our annual or quarterly financial statements.

The audit committee approved all of the foregoing services provided by SingerLewak LLP.

Policy Regarding Pre-Approval of Services Provided by the Independent Auditors

The audit committee has established a general policy requiring it’s pre-approval of all audit services and permissible non-audit services provided by the independent auditors, along with the associated fees for those services. For both types of pre-approval, the audit committee considers whether the provision of a non-audit service is consistent with the SEC’s rules on auditor independence, including whether provision of the service (1) would create a mutual or conflicting interest between the independent auditors and the Company, (2) would place the independent auditors in the position of auditing its own work, (3) would result in the independent auditors acting in the role of management or as our employee, or (4) would place the independent auditors in a position of acting as an advocate for us.  Additionally, the audit committee considers whether the independent auditors are best positioned and qualified to provide the most effective and efficient service, based on factors such as the independent auditors’ familiarity with our business, personnel, systems or risk profile and whether provision of the service by the independent auditors would enhance our ability to manage or control risk or improve audit quality or would otherwise be beneficial to us.

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a) List the following documents filed as a part of this report:

(1)  Financial Statements

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

(2)  Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts Reserves is included beginning on the following page.

(3)  Exhibits

See Exhibit Index attached to this Annual Report on Form 10-K, which is incorporated herein by reference.

Schedule II – Valuation and Qualifying Accounts and Reserves (amounts in thousands)

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
2009
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	$217	$122	$107	$232
Allowance for doubtful accounts deducted from related party in the balance sheet	474	200	-	674
Reserve for inventory valuation deducted from inventories on the balance sheet	1,211	61	87	1,185
Valuation reserve deducted from Deferred tax assets	23,469	676	-	24,145
	$25,371	$1,059	$194	$26,236

2008
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	$141	$74	$(2)	$217
Allowance for doubtful accounts deducted from related party in the balance sheet	-	474	-	474
Reserve for inventory valuation deducted from inventories on the balance sheet	1,019	692	500	1,211
Valuation reserve deducted from Deferred tax assets	20,163	4,400	1,094	23,469
	$21,323	$5,640	$1,592	$25,371

2007
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	$72	$135	$66	$141
Allowance for doubtful accounts deducted from notes receivable in the balance sheet	-	1,088	1,088	-
Reserve for inventory valuation deducted from inventories on the balance sheet	1,242	148	371	1,019
Valuation reserve deducted from Deferred tax assets	19,225	938	-	20,163
Total	$20,539	$2,309	$1,525	$21,323

(1)
Additions to the allowance for doubtful accounts include provisions for uncollectible accounts.  Bad debt expense includes (and additions above exclude) net direct write-offs of approximately $(2,000), $0.0 and $114,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  Additions to the inventory valuation reserve include current year provisions.  Additionally, in 2009, 2008 and 2007 there were direct write-offs of $223,000, $500,000 and 371,000, respectively.

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

TALON INTERNATIONAL, INC.

/s/ Lonnie D. Schnell By: Lonnie D. Schnell Its: Chief Executive Officer & Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)

/s/ James E. Reeder By: James E. Reeder Its: Vice President, Corporate Controller (Principal Accounting Officer)

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

Signature	Title	Date
/s/ Lonnie D. Schnell Lonnie D. Schnell	Chief Executive Officer and Chief Financial Officer, Director (Principal Executive and Financial Officer)	March 29, 2010
/s/ James E. Reeder James E. Reeder	Vice President, Corporate Controller (Principal Accounting Officer)	March 29, 2010
/s/ Mark Dyne Mark Dyne	Chairman of the Board of Directors	March 29, 2010
/s/ Colin Dyne Colin Dyne	Vice Chairman of the Board of Directors	March 29, 2010
/s/ Brent Cohen Brent Cohen	Director	March 29, 2010
/s/ Raymond Musci Raymond Musci	Director	March 29, 2010
/s/ Joseph Miller Joseph Miller	Director	March 29, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on October 21, 1997, and the amendments thereto.
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

10.13	Form of Investor Rights Agreements dated December 28, 2001. Incorporated by reference to Exhibit 99.4 to Form 8-K filed on January 23, 2002.
10.14 (1)	Intellectual Property Rights Agreement, dated April 2, 2002, between the Company and Pro-Fit Holdings, Ltd. Incorporated by reference to Exhibit 10.69 to Form 10-K/A filed on October 1, 2003.
10.15 (2)	2007 Stock Plan. Incorporated by reference to Exhibit 10.20 to the Form 10-K filed on April 25, 2008.
10.16
Revolving Credit and Term Loan Agreement dated June 27, 2007, by and between Tag-It Pacific, Inc. and Bluefin Capital, LLC.  Incorporated by reference to Exhibit 10.35 to Form 10-Q filed on August 14, 2007.

10.16.1	Amendment No. 1 to Loan Agreement dated July 30, 2007, by and between the Registrant and Bluefin Capital, LLC. Incorporated by reference to Exhibit 10.20 to the Form 10-K filed on April 25, 2008.
10.16.2	Amendment No. 2 to Loan Agreement dated November 19, 2007, by and between the Registrant and Bluefin Capital, LLC. Incorporated by reference to Exhibit 10.35.2 to Form 8-K filed on November 26, 2007.
10.16.3	Amendment No. 3 to Loan Agreement dated as of March 31, 2008, by and between the Registrant and Bluefin Capital, LLC. Incorporated by reference to Exhibit 10.21.3 to Form 10-Q filed on May 15, 2008.
10.16.4	Amendment No. 4 to Loan Agreement dated as of March 31, 2009, by and between the Registrant and CVC California, LLC. Incorporated by reference to Exhibit 10.19.4 to Form 10-Q filed on May 15, 2009.

Exhibit Number	Exhibit Description
10.17

Guaranty Agreement, dated June 27, 2007, by Talon International, Inc., Tag-It, Inc., A.G.S. Stationary, Inc., Tag-It Pacific Limited, Tag-It Pacific (HK) Ltd., Tagit de Mexico, S.A. de C. V., Talon Zipper (Shenzhen) Company, Ltd., and Talon International, Pvt. Ltd. in favor of Bluefin Capital, LLC.  Incorporated by reference to Exhibit 10.36 to Form 10-Q filed on August 14, 2007.

10.18
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

10.19
Registration Rights Agreement, dated June 27, 2007, by Talon International, Inc., for the benefit of holders.  Incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-3 filed on August 10, 2007.

10.20	Promissory Note, dated June 27, 2007, executed by Colin Dyne in favor of Tag-It Pacific, Inc. Incorporated by reference to Exhibit 10.40 to Form 10-Q filed on August 14, 2007.
10.21 (2)	Executive Employment Agreement, dated June 18, 2008, between Talon International, Inc. and Lonnie Schnell. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 24, 2008.
10.21.1 (2)
Amendment No. 1 to Executive Employment Agreement, dated August 6, 2009, between Talon International, Inc. and Lonnie Schnell.  Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 10, 2009.

10.22 (2)	Executive Employment Agreement, dated June 18, 2008, between Talon International, Inc. and Larry Dyne. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 24, 2008.
10.22.1 (2)
Amendment No. 1 to Executive Employment Agreement, dated August 6, 2009, between Talon International, Inc. and Larry Dyne.  Incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 10, 2009.

10.23 (2)	Talon International, Inc. 2008 Stock Incentive Plan. Incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-8 filed on July 18, 2008.
10.24 (2)
Sales and Service Representative Agreement, dated November 13, 2009, between Talon International, Inc. and The Link Trading LLC.  Incorporated by reference to Exhibit 10.28 to Form 10-Q filed on November 13, 2009.

14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 30, 2004.
21.1	Subsidiaries.
23.1	Consent of SingerLewak LLP.

Exhibit Number	Exhibit Description
24.1	Power of Attorney (included on signature page).
31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

(1)
Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 406 of the General Rules and Regulations under the Securities Act of 1933, as amended.

(2)	Indicates a management contract or compensatory plan.