Form 10-Q
period 2010-03-31
TALON INTERNATIONAL, INC.
filed 2010-05-13
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-13669

TALON INTERNATIONAL, INC.
(Exact Name of Issuer as Specified in its Charter)

Delaware	95-4654481
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

At May 13, 2010 the issuer had 20,291,433 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,757,772	$2,264,606
Accounts receivable, net	3,501,645	3,021,642
Inventories, net	1,549,533	1,679,302
Prepaid expenses and other current assets	115,061	240,554
Total current assets	6,924,011	7,206,104

Property and equipment, net	2,066,825	2,280,586
Intangible assets, net	4,110,751	4,110,751
Other assets	282,824	236,386
Total assets	$13,384,411	$13,833,827

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,392,357	$6,337,368
Accrued expenses	2,632,518	2,678,659
Revolver note payable	4,988,988	4,988,988
Term notes payable, net of discounts	10,288,595	9,876,114
Notes payable to related parties	268,195	265,871
Current portion of long term obligations	93,968	115,336
Total current liabilities	24,664,621	24,262,336

Capital lease obligations, net of current portion	22,036	23,477
Other liabilities	689,565	726,875
Total liabilities	25,376,222	25,012,688

Commitments and contingencies (Note 11)

Stockholders’ Deficit:
Preferred stock Series A, $0.001 par value; 250,000 shares authorized; no shares issued or outstanding	-	-

Common stock, $0.001 par value, 100,000,000 shares authorized; 20,291,433 shares issued and outstanding at March 31, 2010 and December 31, 2009	20,291	20,291
Additional paid-in capital	55,115,597	55,070,568
Accumulated deficit	(67,191,652)	(66,344,009)
Accumulated other comprehensive income	63,953	74,289
Total stockholders’ deficit	(11,991,811)	(11,178,861)
Total liabilities and stockholders’ deficit	$13,384,411	$13,833,827

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31,
	2010	2009

Net sales	$8,235,260	$6,515,754
Cost of goods sold	5,798,567	4,531,587
Gross profit	2,436,693	1,984,167

Sales and marketing expenses	656,822	701,814
General and administrative expenses	1,955,573	1,817,523
Total operating expenses	2,612,395	2,519,337

Loss from operations	(175,702)	(535,170)
Interest expense, net	707,197	636,951
Net loss before provision for (benefit from) income taxes	(882,899)	(1,172,121)
Provision for (benefit from) income taxes	(35,256)	6,407
Net loss	$(847,643)	$(1,178,528)

Basic and diluted net loss per share	$(0.04)	$(0.06)

Weighted average number of common shares outstanding -
Basic and diluted	20,291,433	20,291,433

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(847,643)	$(1,178,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	213,903	169,107
Amortization of deferred financing cost and debt discounts	412,481	342,101
Stock based compensation	45,029	40,826
Bad debt expense (recoveries)	(17,443)	4,670
Additions to inventory valuation reserves	35,155	-
Changes in operating assets and liabilities:
Accounts receivables, including related parties	(461,914)	26,374
Inventories	94,614	(350,431)
Prepaid expenses and other current assets	125,494	(170,120)
Other assets.	(46,230)	25,679
Accounts payable and accrued expenses	11,205	269,353
Other liabilities	(37,310)	-
Net cash used in operating activities	(472,659)	(820,969)

Cash flows from investing activities:
Proceeds from sale of equipment	-	646
Acquisition of property and equipment	-	(314,416)
Net cash used in investing activities	-	(313,770)

Cash flows from financing activities:
Payment of notes payable	-	(73,027)
Payment of capital leases	(23,439)	(70,555)
Net cash used in financing activities	(23,439)	(143,582)

Net effect of foreign currency exchange translation on cash	(10,736)	1,631
Net reduction in cash and cash equivalents	(506,834)	(1,276,690)
Cash and cash equivalents at beginning of period	2,264,606	2,399,717
Cash and cash equivalents at end of period	$1,757,772	$1,123,027

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental disclosures of cash flow information:
	Three Months Ended March 31,
	2010	2009
Cash received (paid) during the period for:
Interest paid	$(196,016)	$(273,367)
Interest received	$9,384	$268
Income tax paid	$(2,460)	$(17,491)
Non-cash financing activities:
Interest accrued on notes payable	$2,954	$-
Effect of foreign currency translation on net assets	$(10,336)	$(3,085)
Capital lease obligation	$-	$10,494

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Presentation of Interim Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of Talon International, Inc. and its consolidated subsidiaries (collectively, the “Company”), are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Form 10-K for the year ended December 31, 2009.  The balance sheet as of December 31, 2009 has been derived from the audited financial statements as of that date but omits certain information and footnotes required for complete financial statements.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has experienced substantial recurring losses from operations and has an accumulated deficit of $67.2 million as of March 31, 2010 and a working capital deficit of $17.7 million as of March 31, 2010.  These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis; to obtain additional financing as will be required by June 30, 2010, and ultimately to attain profitable operations.  See Note 3 “Significant Risks and Uncertainties”.

Note 2.    Summary of Significant Accounting Policies

A complete description of the Company’s Significant Accounting Policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and should be read in conjunction with these unaudited consolidated financial statements.  The Significant Accounting Policies noted below are only those policies that have changed materially or have supplemental information included for the periods presented here.

Allowance for Accounts and Notes Receivable Doubtful Accounts

The Company is required to make judgments as to the collectability of accounts and notes receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts and notes receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables or note receivable to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified.  Bad debt expense (recoveries) for the three months ended March 31, 2010 and 2009 was $(17,443) and $4,670, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Measurements

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

In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At March 31, 2010 and December 31, 2009, cash equivalents consisted of money market funds measured at fair value on a recurring basis. Fair value of the Company’s money market funds was approximately $790,000 and $495,000, respectively.

Effective January 1, 2009, the Company adopted the FASB staff position that delayed the guidance on fair value measurements for non financial assets and non financial liabilities. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Intangible Assets

Intangible assets consist of our trade name and exclusive license and intellectual property rights.  Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of FASB ASC 350, “Intangibles - Goodwill and Other”.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, which average 5 years, and reviewed for impairment in accordance with the provisions of ASC 360, “Property, Plant and Equipment”.  The exclusive license and intellectual property rights are fully amortized.

Classification of Expenses

Costs of Goods Sold – Cost of goods sold primarily includes expenses related to inventory purchases, customs, duty, freight, overhead expenses and reserves for obsolete inventory.  Overhead expenses primarily consist of warehouse and operations salaries, and other warehouse expense.

Sales and Marketing Expenses – Sales and marketing expenses primarily include royalty expense, sales salaries and commissions, travel and entertainment, marketing and other sales related costs.  Marketing and advertising efforts are expensed as incurred and for the three months ended March 31, 2010 and 2009 were $3,510 and $27,144 respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

General and Administrative Expenses – General and administrative expenses primarily include administrative salaries, employee benefits, professional service fees, facility expenses, information technology costs, investor relations, travel and entertainment, depreciation and amortization, bad debts and other general corporate expenses.

Interest Expense, net – Interest expense reflects the cost of borrowing and amortization of deferred financing costs and discounts.   Interest expense for the three months ended March 31, 2010 and 2009 totaled $716,581 and $637,219, respectively.  Interest income consists of earnings from outstanding amounts due to the Company under notes and other interest bearing receivables.  The Company recorded interest income of $9,384 and $268, respectively, for the three months ended March 31, 2010 and 2009.

Foreign Currency Translation

The Company has operations and holds assets in various foreign countries.  The local currency is the functional currency for the Company subsidiaries in China and India.  Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period.  Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized.  Included in other accumulated comprehensive income were a cumulative foreign currency translation adjustment gain of $63,953 and $74,289 at March 31, 2010 and December 31, 2009, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains on foreign currency translation adjustments.  Comprehensive loss and its components for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009
Net loss	$(847,643)	$(1,178,528)
Other comprehensive income -
Foreign currency translation	10,336	(3,085)
Total comprehensive loss	$(837,307)	$(1,181,613)

The foreign currency translation adjustment represents the net currency translation adjustment gains and losses related to our China and India subsidiaries, which have not been reflected in net loss for the periods presented.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.                Significant Risks and Uncertainties

The Company’s consolidated financial statements have been prepared on a going concern basis of accounting which contemplates the continuity of operations and the realization of assets, liabilities and commitments in the normal course of business. During the years 2009 and 2008, the Company experienced net losses, and has a working capital deficit and an accumulated deficit as of March 31, 2010 of $17,740,610 and $67,191,652, respectively.

The Company’s cash flows from operating activities in 2010 will not be sufficient to make the debt payments and deferred interest of $15,932,237 due at June 30, 2010 as required by the Revolving Credit and Term Loan Agreement with CVC California, LLC (“CVC”). Accordingly an extension or modification of the CVC debt will be required prior to the due date or it will be necessary for the Company to raise additional debt or equity financing in order to satisfy the CVC debt. If the Company cannot obtain an extension or modification of the CVC debt, or raise additional equity or debt to satisfy this requirement it will default on the CVC credit agreement. There can be no assurance that additional debt or equity financing will be available to the Company on acceptable terms or at all.   If the Company is unable to secure additional financing and satisfy its debt obligation to CVC, the Company’s financial condition and results of operations could be materially adversely affected and the Company may not be able to continue to operate as a going concern. See Note 8.

The Company was not in compliance with the minimum EBITDA requirement of the CVC credit agreement for the quarter ended March 31, 2010.  The Company did not pay the waiver fee available in the credit agreement to waive the non-compliance at March 31, 2010 within the timeline established in the Agreement. Accordingly, the unresolved non-compliance constitutes an Event of Default under the Agreement. The Company is currently negotiating with CVC regarding this default.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In response to these economic conditions, the Company has taken steps to significantly reduce its operating costs, eliminate employees in response to lower volumes, and curtail capital and discretionary spending to better align the Company’s organizational and cost structures with future Company and industry expectations and uncertainties and insure the Company will have sufficient cash flow to cover its operating needs.   The Company has also implemented programs to increase sales incentives, to secure preferred supplier status with customers and to accelerate cash collections from customers.

There can be no assurance that the Company will be successful in any of these matters or that the Company’s efforts will be sufficient to ensure the Company can continue as a going concern.

Note 4.     New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures” (Topic 820): Improving Disclosures about Fair Value Measurements.  This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. The adoption of this updated guidance was not significant to the consolidated financial statements.

In February 2010, the FASB issued updated guidance related to subsequent events. As a result of this updated guidance, public filers must still evaluate subsequent events through the issuance date of their financial statements; however, they are not required to disclose the date in which subsequent events were evaluated in their financial statements disclosures. This amended guidance became effective upon its issuance on February 24, 2010 at which time the Company adopted this updated guidance.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.    Net Loss Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

Three months ended March 31, 2010:	Net loss	Shares	Per Share
Basic net loss per share:
Applicable to common stockholders	$(847,643)	20,291,433	$(0.04)

Effect of Dilutive Securities:
Options	-	-	-
Warrants	-	-	-
Net loss to common stockholders	$(847,643)	20,291,433	$(0.04)

Three months ended March 31, 2009:
Basic net loss per share:
Applicable to common stockholders	$(1,178,528)	20,291,433	$(0.12)

Effect of Dilutive Securities:
Options	-	-	-
Warrants	-	-	-
Net loss to common stockholders	$(1,178,528)	20,291,433	$(0.06)

Options to purchase 6,571,371 shares of common stock exercisable between $0.06 and $5.23 per share were outstanding for the three months ended March 31, 2010, but were not included in the computation of diluted net loss per share because exercise or conversion would have an antidilutive effect on the net loss per share.

Warrants to purchase 318,495 shares of common stock exercisable at $3.65 and options to purchase 4,935,599 shares of common stock exercisable between $0.18 and $5.23, were outstanding for the three months ended March 31, 2009, but were not included in the computation of diluted net loss per share because the effect of exercise or conversion would have an antidilutive effect on net loss per share.

Note 6.    Accounts Receivable

Accounts receivable are included on the accompanying consolidated balance sheets net of an allowance for doubtful accounts.  The total allowance for doubtful accounts at March 31, 2010 and December 31, 2009 was $215,160 and $232,329, respectively.

Note 7.    Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market value and are all categorized as finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead costs.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Inventories consist of the following:

	March 31,	December 31,
	2010	2009

Finished goods	$2,572,616	$2,863,923
Less reserves	(1,023,083)	(1,184,621)
Total inventories	$1,549,533	$1,679,302

Note 8.    Debt Facility

On June 27, 2007, the Company entered into a Revolving Credit and Term Loan Agreement with Bluefin Capital, LLC that provides for a $5.0 million revolving credit loan and a $9.5 million term loan for a three year period ending June 30, 2010.  Bluefin Capital subsequently assigned its rights and obligations under the credit facility agreements to an affiliate, CVC California, LLC.  The revolving credit portion of the facility permitted borrowings based upon a formula including 85% of the Company’s eligible receivables and 55% of eligible inventory, and provided for monthly interest payments at the prime rate (3.25% at March 31, 2010) plus 2.0%.  The term loan bears interest at 8.5% annually with quarterly interest payments and repayment in full at maturity.  Borrowings under both credit facilities are secured by substantially all of the assets of the Company.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

This amendment provided for the issuance of an additional term note to CVC in the principal amount of $225,210 in lieu of paying a cash waiver fee in connection with the Company’s failures to satisfy the EBITDA requirement for the quarters ended December 31, 2008 and March 31, 2009; deferral of the term note quarterly interest payment of $215,000 due April 1, 2009; a temporary increase to the borrowing base formulas and calculations under the revolving credit facility; the re-lending by CVC of $125,000 under the term loan portion of credit facility; a consent to allow the Company to sell equipment that has been designated as held for sale; and the granting to CVC of the right to designate a non-voting observer to attend all meetings of the Company’s Board of Directors.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company was not in compliance with the minimum EBITDA requirement of the CVC credit agreement for the quarter ended March 31, 2010.  The Company did not pay the waiver fee available in the credit agreement to waive the non-compliance at March 31, 2010 within the timeline established in the Agreement. Accordingly, the unresolved non-compliance constitutes an Event of Default under the Agreement. The Company is currently negotiating with CVC regarding this default.

As of March 31, 2010, the Company had outstanding borrowings of $10,725,210 under the term notes (discounted carrying value of $10,288,595), and $4,988,988 under the revolving credit note.

Interest expense related to the Revolving Credit and Term Loan Agreement for the three months ended March 31, 2010 and 2009 was $705,873 and $623,456, respectively, which includes $412,482 and $342,101, respectively in amortization of discounts and deferred financing costs.

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

On July 14, 2008, at the Company’s annual meeting of stockholders, a new 2008 Stock Plan was approved by the stockholders.  The 2008 Stock Plan authorizes up to 2,500,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. On July 31, 2007, at the Company’s annual meeting of stockholders, the 2007 Stock Plan was approved which replaced the 1997 Stock Plan. The 2007 Stock Plan authorizes up to 2,600,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan.  Options granted to certain employees in 2008 include certain vesting acceleration features based on Company performance as determined by the Board of Directors each year. Consistent with ASC 718-10, the stock based compensation expense for the employee options are recognized on a time-phased vesting schedule through the vesting date of December 31, 2010. In calculating the outcome of meeting performance conditions for 2009, the Company exceeded the performance criteria and accordingly, accelerated vesting was applied to the eligible stock options.  No options were granted for the three months ended March 31, 2010 and 2009.

As of March 31, 2010, the Company had approximately $165,000 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the weighted average period of 1.4 years.  As of March 31, 2009, unamortized stock-based compensation expense related to options issued to employees and directors was approximately $325,400, which is being recognized over the weighted average period of approximately 2 years.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the activity in the Company’s share based plans during the three months ended March 31, 2010.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - January 1, 2010	6,637,850	$0.73
Granted	-	-
Exercised	-	-
Cancelled	(66,479)	$4.55
Options outstanding - March 31, 2010	6,571,371	$0.69

Note 10.             Income taxes

The Company accrues interest and penalties related to unrecognized tax benefits in interest and penalties expense.  For the three months ended March 31, 2010 and 2009, the Company accrued interest and penalties for unrecognized tax benefits of $3,975.  At March 31, 2010 and December 31, 2009, the Company had approximately $81,600 and $77,625, respectively, accrued in interest and penalties associated with the unrecognized tax liabilities.

Deferred tax assets were $135,727 and $89,564 at March 31, 2010 and December 31, 2009, respectively, related to the Company’s foreign operations and were included in other assets.  Due to prior operating losses incurred, no benefit for domestic and part of foreign income taxes has been recorded since there is not sufficient evidence to determine that the Company will be able to utilize its net operating loss carryforwards to offset future taxable income.  Other tax liabilities were $13,071 and $10,151 as of March 31, 2010 and December 31, 2009, respectively, and were included in other accrued expenses. As of December 31, 2009 prepaid income tax totaled $5,527.

Note 11.             Commitments and Contingencies

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company currently has pending a number of other claims and complaints that arise in the ordinary course of the Company’s business.  The Company believes that it has meritorious defenses to these claims and that the claims are either covered by insurance or, after taking into account the insurance in place, would not have a material effect on the Company’s consolidated financial position or results of operations if adversely determined against the Company.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	March 31, 2010
	Talon	Trim	Tekfit	Consolidated
Net sales	$4,934,302	$3,300,958	$-	$8,235,260
Cost of goods sold	3,621,872	2,154,195	22,500	5,798,567
Gross profit	$1,312,430	$1,146,763	$(22,500)	2,436,693
Operating expenses				2,612,395
Loss from operations				$(175,702)

	Three Months Ended
	March 31, 2009
	Talon	Trim	Tekfit	Consolidated
Net sales	$3,331,693	$3,170,186	$13,875	$6,515,754
Cost of goods sold	2,522,728	2,001,386	7,473	4,531,587
Gross profit	$808,965	$1,168,800	$6,402	1,984,167
Operating expenses				2,519,337
Loss from operations				$(535,170)

The Company distributes its products internationally and has reporting requirements based on geographic regions.  Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment, intangible assets and property held for sale) is attributed to countries based on the location of the assets, as follows:

Sales:	Three Months Ended March 31,
Country / Region	2010	2009
United States	$805,620	$649,833
Hong Kong	3,221,942	2,417,932
China	1,534,791	1,163,564
Bangladesh	680,603	544,285
India	232,386	337,805
Other	1,759,918	1,402,335
Total	$8,235,260	$6,515,754

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31,	December 31,
	2010	2009
Long-lived Assets:
United States	$4,805,221	$4,661,855
Hong Kong	1,086,261	1,193,617
China	217,321	236,768
Other	3,773	4,097
Total	$6,112,576	$6,096,337

Note 13.             Related Party Notes and Transactions

Colin Dyne, a director and stockholder of the Company is also a director, officer and significant stockholder of People’s Liberation, Inc., the parent company of Versatile Entertainment, Inc. and William Rast Sourcing. During the three months ended March 31, 2010, and 2009 the Company had sales of $0 and $224 to Versatile Entertainment, respectively.  Accounts receivable of $40 and $200 were outstanding from Versatile Entertainment at March 31, 2010 and December 31, 2009, respectively.

During the three months ended March 31, 2010 and 2009 the Company had sales of $25,100 and $46,200, respectively, to William Rast Sourcing.  Accounts receivable of $30,600 and $41,200 were outstanding from William Rast Sourcing at March 31, 2010 and December 31, 2009, respectively.

Note Receivable from Related Party, Net at March 31, 2010 and December 31, 2009 include the unsecured note and accrued interest receivable net of valuation reserves, of $0 due from Colin Dyne. The note bears interest at 7.5% and is due on demand.  The amount of principal and accrued interest due from Colin Dyne under this note at March 31, 2010 and December 31, 2009 was $724,508 and $720,417, respectively.

In November 2009, the Company entered into an agreement to pay a commission to an affiliate of Colin Dyne of 7% of collected revenues associated with the sales of selected business opportunities, with 2% of the 7% earned applied to the note receivable balance. Commissions of $21,400 were paid in cash and $9,400 was applied to the note receivable balance for the three months ended March 31, 2010.

Notes payable to related parties includes demand notes and advances to parties related to or affiliated with Mark Dyne, the Chairman of the Board of Directors of the Company and a significant stockholder.  The balance of demand notes payable and interest expense due to Mark Dyne and affiliated parties at March 31, 2010 and December 31, 2009 was $231,129 and $229,356, respectively.

Consulting fees and related interest paid or accrued to Diversified Consulting, LLC, a company owned by Mark Dyne, amounted to $49,169 and $37,500 for the three months ended March 31, 2010 and 2009.  This consulting arrangement terminated on March 20, 2010. As of March 31, 2010 and December 31, 2009 accrued expenses includes consulting fees and associated interest in the amount of $263,237 and $251,568 due to Diversified Consulting, LLC, a company owned by Mark Dyne, in consideration for the final payment under the Diversified consulting agreement dated March 20, 2000.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Notes payable to related parties also includes a note and associated interest due to Lonnie D. Schnell, the Chief Executive Officer and Chief Financial Officer of the Company. This note, issued on August 6, 2009 in partial satisfaction of 2008 annual incentive amounts to which Mr. Schnell was entitled, bears 6% interest annually and the maturity date is the earlier of December 31, 2011 or ten days following Mr. Schnell’s employment termination date. The balance of the note payable and accrued interest expense due to Mr. Schnell at March 31, 2010 and December 31, 2009 was $37,066 and $36,516, respectively.

Note 14.             Subsequent Events

The Company evaluated subsequent events after the balance sheet date of March 31, 2010 through the date these unaudited financial statements were issued.

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward Looking Statements

This report and other documents we file with the Securities and Exchange Commission contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations below. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. Reference is made in particular to forward looking statements regarding projections or estimates concerning our business, including adequate liquidity to fund our operations and meet our other cash requirements, demand for our products and services, mix of revenue streams, ability to control or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, international businesses, and competitive position.

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

Our Tekfit business provides manufacturers with the patented technology, manufacturing know-how and materials required to produce pants incorporating an expandable waistband.    Our efforts to expand this product offering to other customers have been limited by a licensing dispute.  As described more fully in this report under Item 1. “Legal Proceedings”, we are presently in litigation with Pro-Fit Holdings Limited related to our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit’s patented technology.  The revenues we derive from the sale of products incorporating the stretch waistband technology represented less than 1% of our consolidated revenues for the three month ended March 31, 2010 and 2009. Our business prospects for this group could be adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us.

Effects of the Global Economic Recession

During 2009, we experienced a general decrease in sales which reflected the impact of the global recession on the apparel industry and the corresponding lower demand for all apparel products including our Talon zipper and trims products.  The apparel industry and our customers were expected to continue to be adversely impacted by this recession in early 2010 and perhaps beyond, depending upon the global economic trends. During year 2009 and first quarter of 2010 year-to-year comparative sales performance by quarter with prior years reflected improvements throughout the periods after the sharp retail industry decline that began late in 2008.  The sales during the first quarter of 2010 reflected a sales increase from the same quarter in 2009 by more than 26% while the first quarter of 2009 reflected a sales decline from the same quarter in 2008 by more than 34%.

Results of Operations

The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Net sales	100.0%	100.0%
Cost of goods sold	70.4	69.5
Gross profit	29.6	30.5
Sales and marketing expenses	8.0	10.8
General and administrative expenses	23.7	27.9
Interest expense, net and income taxes	8.2	9.9
Net loss	(10.3)%	(18.1)%

Sales

For the three months ended March 31, 2010 and 2009, sales by geographic region based on the location of the customer as a percentage of sales were as follows:

	Three Months Ended March 31,
Region	2010	2009
United States	9.8%	10.0%
Hong Kong	39.1%	37.1%
China	18.6%	17.9%
Bangladesh	8.3%	8.4%
India	2.8%	5.2%
Other	21.4%	21.4%
	100.0%	100.0%

Sales for the three months ended March 31, 2010 were $8.2 million, an increase of $1.7 million or 26.4%, from the same period in 2009.  The net increase reflects improved worldwide economic conditions for Talon’s customers in the apparel industry and the higher demand for our Talon zipper products, new products at existing customers, and the addition of new customers.

Gross Profit

Gross profit for the three months ended March 31, 2010 was $2.4 million as compared to $2.0 million for the same period in 2009. The increase in gross profit for the three months ended March 31, 2010 as compared to the same period in 2009 was principally attributable to higher overall sales volumes, partially offset by a higher proportion of lower margin products, and higher expenditures for quality control and product development.  A recap of the change in gross margin for the three months ended March 31, 2010 as compared with the same period in 2009 is as follows (amounts in thousands):

	Three Months Ended March 31, 2010 compared to same period in 2009
	Amount(1)	%(1)
Gross profit increased as a result of:
Higher volumes	$700	35.3
Mix of products	(133)	(6.7)
Decreased freight and duty costs	48	2.4
Increased contract services, obsolescence and other	(162)	(8.2)
Gross profit increase	$453	22.8

(1)        Represents the amount or percentage, as applicable, change in each item in the three months ended March 31, 2010 period, as compared to the same period in 2009.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2010 were $0.7 million, or 8.0% of sales, as compared to $0.7 million, or 10.8% of sales, for the same period in 2009. Sales expenses decreased as a percentage of sales primarily due to lower sales force expenses in Asia.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2010 were $2.0 million, or 23.7% of sales, as compared with $1.8 million, or 27.9% of sales, for the same period in 2009. The increase mainly reflects higher personnel expenses due to filling of previously open roles and upgrading of selected positions.

Interest expense and interest income

Interest expense for the three months ended March 31, 2010 increased by approximately $79,000 to $717,000 as compared to the same period in 2009 due to increased borrowings under our revolving credit and term loan facility and the related amortization of deferred financing costs and debt discounts.

Interest income for the three months ended March 31, 2010 increased by approximately $9,100 to $9,400 due primarily to the application of 2% of the 7% collected revenues on a commission agreement of an affiliate of Colin Dyne to interest income on the note receivable  (See Note 13 of the Notes to Consolidated Financial Statements).

A brief summary of interest expense and interest income is presented below:
	Three Months Ended March 31,
	2010	2009
Amortization of deferred financing costs and debt discounts	$412,482	$342,101
Other interest expense	304,099	295,118
Interest expense	716,581	637,219
Interest income	(9,384)	(268)
Interest expense, net	$707,197	$636,951

Income taxes

Income tax provisions (benefit) for the three months ended March 31, 2010 and 2009 reflected a tax provision (benefit) of approximately $(35,000) and $6,000, respectively.  The net tax benefit for the three months ended March 31, 2010 and the net tax provision for the three months ended March 31, 2009 are associated with domestic state income taxes, foreign withholding taxes from our domestic royalty charges to our foreign operations offset by a tax benefit for carry-forward net losses in our foreign offices. There is not sufficient evidence to determine that it is more likely than not that we will be able to utilize our domestic and part of our foreign net operating loss carry forwards to offset future taxable income and as a result, these losses have a full valuation reserve against them.

Liquidity and Capital Resources

The following table summarizes selected financial data at (amounts in thousands):

	March 31,	December 31,
	2010	2009

Cash and cash equivalents	$1,758	$2,265
Total assets	$13,384	$13,834
Current liabilities	$24,665	$24,262
Long-term debt, net of current liabilities	$711	$751
Stockholders’ deficit	$(11,992)	$(11,179)

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

The Company was not in compliance with the minimum EBITDA requirement of the CVC credit agreement for the quarter ended March 31, 2010.  The Company did not pay the waiver fee available in the credit agreement to waive the non-compliance at March 31, 2010 within the timeline established in the Agreement. Accordingly, the unresolved non-compliance constitutes an Event of Default under the Agreement. The Company is currently negotiating with CVC regarding this default.

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $507,000 at March 31, 2010 as compared to December 31, 2009, principally due to net cash used in operating activities and cash used in financing activities.

Cash provided by operating activities is our primary recurring source of funds, and reflects net income (loss) from operations excluding non cash charges, and changes in operating capital. The three months ended March 31, 2010 and 2009 reflected a net use of approximately $473,000 and $821,000, respectively.

The cash used in operating activities during the three months ended March 31, 2010 and 2009 resulted principally from:

	Three Months ended March 31,
	2010	2009
Net loss before non-cash expenses	$(159,000)	$(622,000)
Inventory reduction	95,000	26,000
Increased accounts receivables	(462,000)	(350,000)
Increased (reduced) accounts payable and accrued expense	11,000	(144,000)
Other increases in operating capital	42,000	269,000
Cash used in operating activities	$(473,000)	$(821,000)

Net cash used in investing activities for the three months ended March 31, 2010 and 2009 was approximately $0 and $314,000, respectively.  The expenditures in the first three months of 2009 were principally associated with the development of our new ERP system that was implemented in March 2009.

Net cash used in financing activities for the three months ended March 31, 2010 was approximately $23,000 and reflects repayment of borrowings under capital leases.  For the three months ended March 31, 2009 net cash of $144,000 was used in financing activities and primarily reflects the repayment of borrowings under capital leases and notes payable.

On June 27, 2007, we entered into a Revolving Credit and Term Loan Agreement with Bluefin Capital, LLC that provides for a $5.0 million revolving credit loan and a $9.5 million term loan with a three year term maturing June 30, 2010. Bluefin Capital subsequently assigned its rights and obligations under the credit facility agreements to an affiliate, CVC California, LLC (“CVC”).  The revolving credit portion of the facility, as amended, permits borrowings based upon a formula including 85% of eligible receivables and 55% of eligible inventory and provides for monthly interest payments at the U.S.A. prime rate (3.25% at March 31, 2010) plus 2.0%.  The term loan bears interest at 8.5% annually with quarterly interest payments and repayment in full at maturity.

Borrowings under both credit facilities are secured by all of our assets. As of March 31, 2010 and December 31, 2009 our borrowing base ($4,898,903 and $4,546,996, respectively) was lower than our actual borrowing as of March 31, 2010 and December 31, 2009 ($4,988,988), therefore we did not have available borrowing at those dates.

As described above, our cash flows from operating activities will not be sufficient to satisfy the CVC debt facility when it becomes due on June 30, 2010.  Accordingly, we are seeking an extension or modification of the CVC debt prior to the due date and also exploring raising additional debt or equity financing in order to satisfy the CVC debt.

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

We failed to satisfy the minimum EBITDA requirement for quarter ended December 31, 2008 as well as the quarter ended March 31, 2009, and in connection with such failures, on March 31, 2009 we entered into a further amendment to the credit agreement with CVC. This amendment provided for the issuance of an additional term note to CVC in the principal amount of $225,210 in lieu of paying a cash waiver fee in connection with our failures to satisfy the EBITDA requirements for the quarters ended December 31, 2008 and March 31, 2009; deferral of the term note quarterly interest payment of $215,000 due April 1, 2009; a temporary increase to the borrowing base formulas and calculations under the revolving credit facility; the re-lending by CVC of $125,000 under the term loan portion of credit facility; a consent to allow us to sell equipment that has been designated as held for sale more fully described in Note 8 of the Notes to Consolidated Financial Statements; and the granting to CVC of the right to designate a non-voting observer to attend all meetings of our Board of Directors.

We financed building, land and equipment purchases through notes payable and capital lease obligations expiring through June 2014.  The building and land mortgage were fully paid when the property was sold in October 2008. The remaining equipment obligations bear interest at rates of 8.0% and 15.4% per annum, and under these obligations, we are required to make monthly payments of principal and interest.

The outstanding balance including accrued interest of our notes payable to related parties at March 31, 2010 and December 31, 2009 was $268,000 and $266,000, respectively.  Included in this balance are demand notes of $85,000 which bear interest at 10% (total balance as of March 31, 2010 and December 31, 2009 of $231,000 and 230,000 respectively) have no scheduled monthly payments and are due within fifteen days following demand. The remainder of the notes payable to related parties includes our note payable to an officer for $37,000 and $36,000, respectively. The note bears 6% interest annually and the maturity date is the earlier of December 31, 2011 or ten days following employment termination date. The note is fully presented as part of current liabilities as of March 31, 2010 and December 31, 2009.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at March 31, 2010 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Demand notes payable to related parties (1)	$231,100	$231,100	$-	$-	$-
Note payable to related party	37,100	37,100	-	-	-
Capital lease obligations	63,800	36,100	26,400	1,300	-
Operating leases	679,100	461,500	217,600	-	-
Revolver and term note	16,007,600	16,007,600	-	-	-
Other notes payable	61,700	61,700	-	-	-
Total Obligations	$17,080,400	$16,835,100	$244,000	$1,300	$-

(1)
The majority of notes payable to related parties is due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment and includes accrued interest payable through March 31, 2010.

At March 31, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

See Note 13 of the Notes to Consolidated Financial Statements for a discussion of related party transactions.

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

The net bad debt expenses, recoveries and allowances for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months ended March 31,
	2010	2009
Bad debt expenses for accounts receivables	$(6,111)	$4,670
Bad debt recoveries for accounts receivable	$(11,332)	$-
Allowance for doubtful accounts, accounts receivables	$215,160	$222,633
Allowance for doubtful accounts, related party	$724,508	$486,727

•
Inventories are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market value and are all substantially finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead costs.  Inventory is evaluated on a continual basis and reserve adjustments are made based on management’s estimate of future sales value, if any, of specific inventory items.  Inventory reserves are recorded for damaged, obsolete, excess, impaired and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory.

Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.  Inventory reserve is reduced following legacy inventory sale and write-off of reserved inventory and increased by additions to reserve for slow moving inventory.

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

The amount of impairment loss is calculated as the excess of the carrying value over the fair value. Changes in market conditions and management strategy may cause us to reassess the carrying amount of our long-lived assets.

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

•
We are currently involved in various lawsuits, claims and inquiries, most of which are routine to the nature of the business and in accordance with FASB ASC 450, “Contingencies”. We accrue estimates of the probable and estimable losses for the resolution of these claims. The ultimate resolution of these claims could affect our future results of operations for any particular quarterly or annual period should our exposure be materially different from our earlier estimates or should liabilities be incurred that were not previously accrued.

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures” (Topic 820): Improving Disclosures about Fair Value Measurements.  This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the reporting period beginning January 1, 2011. The adoption of this updated guidance was not significant to the consolidated financial statements.

In February 2010, the FASB issued updated guidance related to subsequent events. As a result of this updated guidance, public filers must still evaluate subsequent events through the issuance date of their financial statements; however, they are not required to disclose the date in which subsequent events were evaluated in their financial statements disclosures. This amended guidance became effective upon its issuance on February 24, 2010 at which time we adopted this updated guidance.

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

As of the end of the period covered by this report, management, with the participation of Lonnie D. Schnell, our principal executive officer and principal financial officer, and James E. Reeder, our principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, Mr. Schnell and Mr. Reeder concluded that these disclosure controls and procedures were effective as of the end of the period covered in this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We currently have pending various other claims and complaints that arise in the ordinary course of our business.  We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or, after taking into account the insurance in place, would not have a material effect on our consolidated financial condition if adversely determined against us.

Item 1A.    Risk Factors

Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. No material change to such risk factors has occurred during the three months ended March 31, 2010.

Item 5.     Other Information

The Company has determined to delay its 2010 Annual Meeting of Stockholders and has not yet established a record date or meeting date for the Annual Meeting.  The Company will disclose the record date and meeting date after they are determined by the Board of Directors.

Item 6.     Exhibits

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2010	/s/ Lonnie D. Schnell
Lonnie D. Schnell
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ James E. Reeder James E. Reeder Vice President, Corporate Controller (Principal Accounting Officer)