Form 10-Q
period 2010-06-30
TALON INTERNATIONAL, INC.
filed 2010-08-12
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010.

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

At August 11, 2010 the issuer had 20,291,433 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,016,772	$2,264,606
Accounts receivable, net	4,555,367	3,021,642
Inventories, net	1,534,351	1,679,302
Prepaid expenses and other current assets	256,386	240,554
Total current assets	10,362,876	7,206,104

Property and equipment, net	1,898,386	2,280,586
Intangible assets, net	4,110,751	4,110,751
Other assets	203,538	236,386
Total assets	$16,575,551	$13,833,827

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,070,251	$6,337,368
Accrued expenses	2,184,978	2,678,659
Revolver note payable	-	4,988,988
Term notes payable, net of discounts	-	9,876,114
Notes payable to related parties	270,527	265,871
Other notes and current portion of capital lease obligations	67,895	115,336
Total current liabilities	10,593,651	24,262,336

Revolver note payable and related interest (Note 7)	5,096,424	-
Term notes payable and related interest (Note 7)	11,444,421	-
Capital lease obligations, net of current portion	20,543	23,477
Other liabilities	693,540	726,875
Total liabilities	27,848,579	25,012,688

Commitments and contingencies (Note 10)

Stockholders’ Deficit:
Preferred stock Series A, $0.001 par value; 250,000 shares authorized; n shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 20,291,433 shares issued and outstanding at June 30, 2010 and December 31, 2009	20,291	20,291
Additional paid-in capital	55,183,716	55,070,568
Accumulated deficit	(66,544,976)	(66,344,009)
Accumulated other comprehensive income	67,941	74,289
Total stockholders’ deficit	(11,273,028)	(11,178,861)
Total liabilities and stockholders’ deficit	$16,575,551	$13,833,827

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$14,973,072	$12,583,765	$23,208,332	$19,099,519
Cost of goods sold	10,633,835	9,022,318	16,432,402	13,553,905
Gross profit	4,339,237	3,561,447	6,775,930	5,545,614

Sales and marketing expenses	787,531	717,000	1,444,353	1,418,814
General and administrative expenses	1,853,937	2,012,402	3,809,510	3,829,925
Total operating expenses	2,641,468	2,729,402	5,253,863	5,248,739

Income from operations	1,697,769	832,045	1,522,067	296,875
Interest expense, net	884,821	661,087	1,592,018	1,298,038
Net income (loss) before provision for income taxes	812,948	170,958	(69,951)	(1,001,163)
Provision for income taxes	166,272	96,103	131,016	102,510
Net income (loss)	$646,676	$74,855	$(200,967)	$(1,103,673)

Basic and diluted net income (loss) per share	$0.03	$0.01	$(0.01	$(0.05)
Weighted average number of common shares outstanding:
Basic	20,291,433	20,291,433	20,291,433	20,291,433

Diluted	20,966,187	20,291,433	20,291,433	20,291,433

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(200,967)	$(1,103,673)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and loss from disposal of equipment	404,101	369,343
Amortization of deferred financing cost and debt discounts	849,096	699,340
Stock based compensation	113,148	90,233
Bad debt (recoveries) expense	(73,683)	77,373
Related party note recovery	(275,000)	-
Inventory valuation provisions	182,936	-
Changes in operating assets and liabilities:
Accounts and notes receivable, including related parties	(1,182,388)	(1,632,941)
Inventories	(37,985)	(266,046)
Prepaid expenses and other current assets	(15,717)	(178,697)
Other assets	33,048	110,473
Accounts payable and accrued expenses	2,062,995	1,819,604
Other liabilities	(33,335)	(42,050)
Net cash provided by (used in) operating activities	1,826,249	(57,041)

Cash flows from investing activities:
Proceeds from sale of equipment	-	1,822
Acquisitions of property and equipment	(21,014)	(419,082)
Net cash used in investing activities	(21,014)	(417,260)

Cash flows from financing activities:
Revolver note borrowings	-	351,495
Term note borrowings	-	125,000
Payment of notes payable	-	(97,637)
Payment of capital leases	(51,636)	(91,130)
Net cash (used in) provided by financing activities	(51,636)	287,728

Net effect of foreign currency exchange translation on cash	(1,433)	1,863
Net increase (decrease) in cash and cash equivalents	1,752,166	(184,710)
Cash and cash equivalents at beginning of period	2,264,606	2,399,717
Cash and cash equivalents at end of period	$4,016,772	$2,215,007

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental disclosures of cash flow information:
	Six Months Ended June 30,
	2010	2009
Cash received (paid) during the period for:
Interest paid	$(394,083)	$(319,716)
Interest received	$27,883	$1,007
Foreign income tax paid	$(48,916)	$(30,059)
Non-cash financing activities:
Debt waiver, modification fee and interest	$5,917	$225,210
Effect of foreign currency translation on net assets	$(6,348)	$4,075
Capital lease obligation	$-	$10,494

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

The annual consolidated financial statements for the year ended December 31, 2009 were prepared on the basis of a going concern.  The Company’s independent registered public accounting firm noted significant risks associated with the Company’s ability to continue on this basis. The risks were primarily attributable to the uncertainty related to obtaining future liquidity sufficient to fund on-going operations and to satisfy the Company’s debt obligations maturing at June 30, 2010.  Pursuant to the Recapitalization Agreement entered into on July 30, 2010 (See Note 13 – Subsequent Events) the Company fully satisfied this debt by issuance of preferred stock to the lender. In addition, the amendment of the Company’s Loan Agreement makes available additional operating capital sufficient to fund on-going operations for the next twelve months.  As a consequence, the risk associated with this debt and with the Company’s ability to continue as a going concern has been mitigated subsequent to the date of these financial statements.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Allowance for Accounts and Notes Receivable Doubtful Accounts

The Company is required to make judgments as to the collectability of accounts and notes receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts and notes receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables or note receivable to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified.  Bad debt expense (recoveries) on accounts receivable for the three and six months ended June 30, 2010 was $(56,240) and $73, 683, respectively.  A recovery of the related party note of $(275,000) was included in Bad Debt expense for the three and six months ended June 30, 2010, see Note 12 “Related Party Notes and Transactions”.  Bad debt expense for the three and six months ended June 30, 2009 was $72,703 and $77,373, respectively.

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

In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At June 30, 2010 and December 31, 2009, cash equivalents consisted of money market funds measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $1,346,000 and $495,000, respectively.

Effective January 1, 2009, the Company adopted the FASB staff position that delayed the guidance on fair value measurements for non financial assets and non financial liabilities. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Sales and Marketing Expenses – Sales and marketing expenses primarily include sales salaries and commissions, travel and entertainment, marketing, royalty expense, and other sales related costs.  Marketing and advertising efforts are expensed as incurred and for the three and six months ended June 30, 2010 were $12,318 and $15,828 respectively, compared to $2,051 and $29,195 for the three and six months ended June 30, 2009, respectively.

General and Administrative Expenses – General and administrative expenses primarily include administrative salaries, employee benefits, professional service fees, facility expenses, information technology costs, investor relations, travel and entertainment, depreciation and amortization, bad debts and other general corporate expenses.

Interest Expense, net – Interest expense reflects the cost of borrowing and amortization of deferred financing costs and discounts.   Interest expense for the three and six months ended June 30, 2010 totaled $903,319 and $1, 619,900, respectively. Interest expense for the three and six months ended June 30, 2009 totaled $661,826 and $1,299,045, respectively. Interest income consists of earnings from outstanding amounts due to the Company under notes and other interest bearing receivables.  The Company recorded interest income of $18,499 and $27,883, respectively, for the three and six months ended June 30, 2010, as compared to $739 and $1,007 for the same periods in 2009.

Foreign Currency Translation

The Company has operations and holds assets in various foreign countries.  The local currency is the functional currency for the Company subsidiaries in China and India.  Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period.  Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized.  Included in other accumulated comprehensive income were a cumulative foreign currency translation gain of $67,941 and $74,289 at June 30, 2010 and December 31, 2009, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and unrealized gains on foreign currency translation adjustments.  Comprehensive income (loss) and its components for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$646,676	$74,855	$(200,967)	$(1,103,673)
Other comprehensive income (loss) - foreign currency translation	(3,988)	7,160	6,348	4,075
Total comprehensive income(loss)	$642,688	$82,015	$(194,619)	$(1,099,598)

The foreign currency translation adjustment represents the net currency translation gains and losses related to our China and India subsidiaries, which have not been reflected in net income (loss) for the periods presented.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

   Note 4.         Net Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

Three months ended June 30, 2010:	Net income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic net income per share -
Applicable to common stockholders	$646,676	20,291,433	$0.03

Effect of Dilutive Securities -
Options	-	674,754	-

Net income to common stockholders	$646,676	20,966,187	$0.03

Three months ended June 30, 2009:
Basic net income per share -
Applicable to common stockholders	$74,855	20,291,433	$0.01

Effect of Dilutive Securities -
Options	-	-	-

Net income to common stockholders	$74,855	20,291,433	$0.01
Six months ended June 30, 2010:
Basic net loss per share -
Applicable to common stockholders	$(200,967)	20,291,433	$(0.01)

Effect of Dilutive Securities -
Options	-	-	-

Net loss to common stockholders	$(200,967)	20,291,433	$(0.01)

Six months ended June 30, 2009:
Basic net loss per share -
Applicable to common stockholders	$(1,103,673)	20,291,433	$(0.05)

Effect of Dilutive Securities -
Options	-	-	-

Net loss to common stockholders	$(1,103,673)	20,291,433	$(0.05)

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Options to purchase 6,423,600 shares of common stock exercisable between $0.06 and $5.23 per share were outstanding for the three and six months ended June 30, 2010. Options to purchase 1,955,000 shares of common stock exercisable between $0.06 and $0.11 were included in the computation of diluted net income per share for the three months ended June 30, 2010. For the three and six months ended June 30, 2010 options to purchase 4,468,600 and 6,423,600 shares of common stock, respectively were not included in the computation of diluted net income (loss) per share because exercise or conversion would have an antidilutive effect on the net loss per share.

Warrants to purchase 318,495 shares of common stock exercisable at $3.65 and options to purchase 5,398,100 shares of common stock exercisable between $0.11 and $5.23, were outstanding for the three and six months ended June 30, 2009, but were not included in the computation of diluted net income (loss) per share because the effect of exercise or conversion would have an antidilutive effect on net income (loss) per share.

Note 5.        Accounts Receivable

Accounts receivable are included on the accompanying consolidated balance sheets net of an allowance for doubtful accounts. The total allowance for doubtful accounts at June 30, 2010 and December 31, 2009 was $160,001 and $232,329, respectively.

Note 6.        Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market value and are all categorized as finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead costs.

Inventory valuation reserves are recorded for damaged, obsolete, excess and slow-moving inventory.  The Company uses estimates to record these reserves.  Slow-moving inventory is reviewed by category and may be partially or fully reserved depending on the type of product and the length of time the product has been included in inventory.  Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known.  Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory.

Inventories consist of the following:

	June 30,	December 31,
	2010	2009

Finished goods	$2,642,270	$2,863,923
Less reserves	(1,107,919)	(1,184,621)
Total inventories	$1,534,351	$1,679,302

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

   Note 7.         Debt Facility

On June 27, 2007, the Company entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with Bluefin Capital, LLC that provides for a $5.0 million revolving credit loan and a $9.5 million term loan for a three year period ending June 30, 2010, which was subsequently extended to July 30, 2010.  Bluefin Capital subsequently assigned its rights and obligations under the Loan Agreement to an affiliate, CVC California, LLC.  The revolving credit portion of the Loan Agreement permitted borrowings based upon a formula including 85% of the Company’s eligible receivables and 55% of eligible inventory, and provided for monthly interest payments at the prime rate (3.25% at June 30, 2010) plus 2.0%.  The term loan bears interest at 8.5% annually with quarterly interest payments and repayment in full at maturity.  Borrowings under the Loan Agreement are secured by all of the assets of the Company.

In connection with the Loan Agreement, the Company issued 1,500,000 shares of common stock to the lender for $0.001 per share, and issued warrants to purchase 2,100,000 shares of common stock.  The warrants were exercisable over a five-year period and initially 700,000 warrants were exercisable at $0.95 per share; 700,000 warrants were exercisable at $1.05 per share; and 700,000 warrants were exercisable at $1.14 per share.  The warrants did not require cash settlements. The relative fair value of the equity ($2,374,169, which includes a reduction for financing costs) issued with this debt facility was allocated to paid-in-capital and reflected as a debt discount to the face value of the term note.

This discount was amortized over the term of the note and recognized as additional interest cost as amortized.  Costs associated with the debt facility included debt fees, commitment fees, registration fees and legal and professional fees of $486,000.  Unamortized costs allocable to the Loan Agreement are reflected as a reduction to the face value of the note on the balance sheet. At June 30, 2010, the discount was fully amortized.

On November 19, 2007, the Company entered into an amendment to the Loan Agreement to modify the original financial covenants and to extend until June 30, 2008 the application of the original EBITDA covenant in exchange for additional common stock of the Company and a price adjustment to the outstanding warrants issued to the lender in connection with the loan agreement.  In connection with this amendment the Company issued an additional 250,000 shares of common stock to the lender for $0.001 per share, and the exercise price for all of the previously issued warrants for the purchase of 2,100,000 shares of common stock was amended to an exercise price of $0.75 per share.   The new relative fair value of the equity issued with this debt of $2,430,000, including the modifications in this amendment and a reduction for financing costs, was amortized over the term of the note.

On April 3, 2008, the Company executed a further amendment to the Loan Agreement.  The amendment included a redefining of the EBITDA covenants, and the cancellation of the common stock warrants previously issued to the lender in exchange for the issuance by the Company of an additional note payable to CVC for $1.0 million.  The note bears interest at 8.5% and both the note and accrued interest are payable at maturity on June 30, 2010.  In addition, the Company’s borrowing base was modified in this amendment by increasing the allowable portion of inventory held by third party vendors to $1.0 million with no more than $500,000 held at any one vendor and increasing the percentage of accounts receivable to be included in the borrowing base to 85%. The Company incurred a one-time modification fee of $145,000 to secure the amendment.  The new relative fair value of the equity issued with this debt of $2,542,000, including the modifications in this amendment and a reduction for financing costs, was amortized over the term of the note.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the April 2008 amendment the Company evaluated the Loan Agreement amendment under ASC 470-50, “Debt - Modifications and Extinguishments”.  It was determined that the amendment did not constitute a material change as defined by ASC 470-50 and did not qualify for treatment as a troubled debt restructuring.  Accordingly, the Company recorded a reduction to equity and an increase to notes payable for the fair value of the warrants of $260,205 and the difference ($739,795) between the fair value of the warrants at the time of repurchase and the face value of the note was recorded as an additional deferred cost and is reflected as a reduction to the face value of the note on the balance sheet.  This cost has been amortized using the interest-method over the life of the modified notes and is reflected as interest expense.  At June 30, 2010 the modification cost was fully amortized.

Under the terms of the Loan Agreement, as amended, the Company is required to meet certain coverage ratios, among other restrictions, including a restriction from declaring or paying a dividend prior to repayment of all the obligations. The financial covenants, as amended, require that the Company maintain at the end of each fiscal quarter “EBITDA” (as defined in the agreement) in excess of the principal and interest payments for the same period of not less than $1.00 and in excess of ratios set out in the agreement for each quarter.

The Company failed to satisfy the minimum EBITDA requirement for quarter ended December 31, 2008 as well as the quarter ended March 31, 2009, and in connection with such failures, on March 31, 2009 the Company entered into a further amendment to the Loan Agreement with CVC.

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

The Company was not in compliance with the minimum EBITDA requirement of the Loan Agreement for the quarter ended March 31, 2010.  The Company did not pay the waiver fee available in the Loan Agreement to waive the non-compliance at March 31, 2010 within the timeline established in the Loan Agreement. Accordingly, the unresolved non-compliance constituted an Event of Default under the Loan Agreement.

On June 30, 2010 the Loan Agreement was amended to extend the existing maturity date for an additional thirty days to July 30, 2010. The Loan Agreement (as amended) was scheduled to mature July 30, 2010 and all of the principal and interest arising under the Loan Agreement in the approximate amount of $16.7 million was due at maturity.  The Company did not have sufficient resources to pay this obligation on the maturity date.

On July 30, 2010, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with CVC in which the Company issued to CVC Series B Convertible Preferred Stock in payment of all of the outstanding obligations owed by the Company to CVC under the Loan Agreement.  See Note 13.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the Recapitalization Agreement, on July 30, 2010 the Company amended the Loan Agreement to extend the maturity date of the Loan Agreement from July 30, 2010 until July 31, 2012, reduced the “Maximum Revolver Amount” to $3,000,000,  amended the “Borrowing Base” to provide that the advance rate applicable to Eligible Accounts is modified to 75% and the advance rate applicable to Eligible Inventory is modified to 40%, eliminated loan maintenance fees, and modified the permissible amount of Capital Expenditures the Company can make in any Fiscal Year. The Company paid CVC a non-refundable fee in the amount of $60,000 in consideration of CVC entering into the amendment.  Upon execution of the amendment, CVC waived all prior Events of Default under the Loan Agreement.

As of June 30, 2010, the Company had outstanding borrowings and accrued interest of $11,444,421 under the term notes, and $5,096,424 under the revolving credit note, all of which was exchanged for the Series B Convertible Preferred Stock on July 30, 2010. Consequently the outstanding amounts under the Loan Agreement at June 30, 2010 are presented as part of long term liabilities in the consolidated balance sheet.

Interest expense related to the Revolving Credit and Term Loan Agreement for the three and six months ended June 30, 2010 was $891,210 and $1,597,082, respectively, which includes $436,615 and $849,096, respectively in amortization of discounts and deferred financing costs.

Interest expense related to the Revolving Credit and Term Loan Agreement for the three and six months ended June 30, 2009 was $652,400 and $1,275,880, respectively, which includes $357,239 and $699,340 in amortization of discounts and deferred financing costs for the same periods.

    Note 8.            Stock-Based Compensation

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

On July 14, 2008, at the Company’s annual meeting of stockholders, the 2008 Stock Plan was approved by the stockholders.  The 2008 Stock Plan authorizes up to 2,500,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. On July 31, 2007, at the Company’s annual meeting of stockholders, the 2007 Stock Plan was approved which replaced the 1997 Stock Plan.

The 2007 Stock Plan authorizes up to 2,600,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan.  Options granted to certain employees in 2008 include certain vesting acceleration features based on Company performance as determined by the Board of Directors each year. Consistent with ASC 718-10, the stock based compensation expense for the employee options are recognized on a time-phased vesting schedule through the vesting date of December 31, 2010. In calculating the outcome of meeting performance conditions for 2009, the Company exceeded the performance criteria and accordingly, accelerated vesting was applied to the eligible stock options.  No options were granted for the three and six months ended June 30, 2010 and 2009.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2010, the Company had $98,342 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the weighted average period of 1.5 years.  As of June 30, 2009, unamortized stock-based compensation expense related to options issued to employees and directors was approximately $318, 885, which is being recognized over the weighted average period of approximately 1.7 years.

The following table summarizes the activity in the Company’s share based plans during the six months ended June 30, 2010.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - January 1, 2010	6,637,850	$0.73
Granted	-	$-
Exercised	-	$-
Cancelled	(66,479)	$4.55
Options outstanding - March 31, 2010	6,571,371	$0.69
Granted	-	$-
Exercised	-	$-
Cancelled	(147,771)	$1.88
Options outstanding - June 30, 2010	6,423,600	$0.66

Note 9.        Income taxes

The Company accrues interest and penalties related to unrecognized tax benefits in interest and penalties expense.  For the three and six months ended June 30, 2010 and 2009, the Company accrued interest and penalties for unrecognized tax benefits of $3,975 and $7,950, respectively.  At June 30, 2010 and December 31, 2009, the Company had approximately $85,575 and $77,625, respectively, accrued in interest and penalties associated with the unrecognized tax liabilities.

Deferred tax assets were $89,564 at December 31, 2009, related to the Company’s foreign operations and were included in other assets. Due to prior operating losses incurred, no benefit for domestic income taxes, and no benefit for a portion of the foreign income taxes, has been recorded since there is not sufficient evidence to determine that the Company will be able to utilize its net operating loss carryforwards to offset future taxable income.  Other tax liabilities were $21,464 and $10,151 as of June 30, 2010 and December 31, 2009, respectively, and were included in other accrued expenses. As of June 30, 2010 and December 31, 2009 prepaid income tax totaled $24,359 and $5,527, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

       Note 10.       Commitments and Contingencies

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

(Unaudited)

   Note 11.       Segment Reporting and Geographic Information

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

	Three Months Ended
	June 30, 2010
	Talon	Trim	Tekfit	Consolidated
Net sales	$9,752,437	$5,220,635	$-	$14,973,072
Cost of goods sold	7,316,812	3,274,272	42,751	10,633,835
Gross profit	$2,435,625	$1,946,363	$(42,751)	4,339,237
Operating expenses				2,641,468
Income from operations				$1,697,769

	Three Months Ended
	June 30, 2009
	Talon	Trim	Tekfit	Consolidated
Net sales	$7,696,659	$4,863,876	$23,230	$12,583,765
Cost of goods sold	5,939,552	3,072,342	10,424	9,022,318
Gross profit	$1,757,107	$1,791,534	$12,806	3,561,447
Operating expenses				2,729,402
Income from operations				$832,045

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended
	June 30, 2010
	Talon	Trim	Tekfit	Consolidated
Net sales	$14,686,739	$8,521,593	$-	$23,208,332
Cost of goods sold	10,938,684	5,428,467	65,251	16,432,402
Gross profit	$3,748,055	$3,093,126	$(65,251)	6,775,930
Operating expenses				5,253,863
Income from operations				$1,522,067

	Six Months Ended
	June 30, 2009
	Talon	Trim	Tekfit	Consolidated
Net sales	$11,028,352	$8,034,062	$37,105	$19,099,519
Cost of goods sold	8,462,280	5,073,727	17,898	13,553,905
Gross profit	$2,566,072	$2,960,335	$19,207	5,545,614
Operating expenses				5,248,739
Income from operations				$296,875

The Company distributes its products internationally and has reporting requirements based on geographic regions.  Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment, intangible assets and property held for sale) is attributed to countries based on the location of the assets, as follows:

Sales:	Three Months ended June 30,		Six Months ended June 30,
Country / Region	2010	2009	2010	2009
United States	$1,201,996	$919,777	$2,007,615	$1,569,610
Hong Kong	4,752,797	3,064,825	7,974,739	5,482,757
China	4,556,589	4,458,898	6,091,380	5,622,462
Taiwan	785,073	391,556	936,111	495,552
Bangladesh	706,696	596,128	1,387,299	1,140,413
India	300,809	486,631	533,195	824,436
Other	2,669,112	2,665,950	4,277,993	3,964,289
Total	$14,973,072	$12,583,765	$23,208,332	$19,099,519

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 30,	December 31,
	2010	2009
Long-lived Assets:
United States	$4,721,546	$4,661,855
Hong Kong	1,010,337	1,193,617
China	209,069	236,768
Other	3,185	4,097
Total	$5,944,137	$6,096,337

   Note 12.       Related Party Notes and Transactions

Colin Dyne, a former director and stockholder of the Company is also a director, officer and significant stockholder of People’s Liberation, Inc., the parent company of Versatile Entertainment, Inc. and William Rast Sourcing.  During the three and six months ended June 30, 2010 the Company had sales of $150,166 and $230,247, respectively, to William Rast Sourcing.  During the three and six months ended June 30, 2009 the Company had sales of $77,500 and $123,700, respectively, to William Rast Sourcing.  Accounts receivable of $60,909 and $41,200 were outstanding from William Rast Sourcing at June 30, 2010 and December 31, 2009, respectively.

Note Receivable from Related Party, net at December 31, 2009 represents the unsecured note and accrued interest receivable due from Colin Dyne in the amount of $720,417, and included a valuation reserve for the full amount due. The note bore interest at 7.5% and was due on demand.  On June 29, 2010, the Company sold the Note Receivable with all of the Company’s rights, title and interest therein to a third party for cash proceeds of $275,000. The amount received was recorded as recovery of bad debts.

In November 2009, the Company entered into an agreement to pay a commission to an affiliate of Colin Dyne of 7% of collected revenues associated with the sales of selected business opportunities, with 2% of the 7% earned applied to the note receivable balance. For the three and six months ended June 30, 2010 commissions of $34,155 and $55,540 were paid in cash, respectively. For the three and six months ended June 30, 2010 $17,679 and $27,057, respectively were applied to the note receivable balance.

Notes payable to related parties includes demand notes and advances to parties related to or affiliated with Mark Dyne, the Chairman of the Board of Directors of the Company and a significant stockholder.  The balance of demand notes payable and interest expense due to Mark Dyne and affiliated parties at June 30, 2010 and December 31, 2009 was $232,902 and $229,356, respectively.

Consulting fees and related interest expenses to Diversified Consulting, LLC, a company owned by Mark Dyne, amounted to $5,367 and $54,536 for the three and six months ended June 30, 2010, respectively. Consulting fees paid for the three and six months ended June 30, 2009 were $37,500 and $75,000, respectively.   This consulting arrangement terminated on March 20, 2010. As of June 30, 2010 and December 31, 2009 accrued expenses includes consulting fees and associated interest in the amount of $231,104 and $251,568 due to Diversified Consulting, LLC.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Notes payable to related parties also includes a note and associated interest due to Lonnie D. Schnell, the Chief Executive Officer and Chief Financial Officer of the Company. This note, issued on August 6, 2009 in partial satisfaction of 2008 annual incentive amounts to which Mr. Schnell was entitled, bears 6% interest annually and the maturity date is the earlier of December 31, 2011 or ten days following Mr. Schnell’s employment termination date. The balance of the note payable and accrued interest expense due to Mr. Schnell at June 30, 2010 and December 31, 2009 was $37,625 and $36,516, respectively.

   Note 13.       Subsequent Events

The Company evaluated subsequent events after the balance sheet date of June 30, 2010 through the date these unaudited financial statements were issued. The complete impact of these subsequent events for recording during the Third Quarter 2010 is currently being evaluated.

Recapitalization Agreement

On July 30, 2010, the Company entered into a Recapitalization Agreement with CVC, pursuant to which the Company issued to CVC an aggregate of 407,160 shares of a newly created series of the Company’s preferred stock, designated Series B Convertible Preferred Stock, $0.001 par value per share (the “Series B Preferred Stock”), in payment of an aggregate of approximately $16.7 million owed by the Company to CVC under the Loan Agreement.  Certain rights, preferences, privileges and restrictions of the Series B Preferred Stock are summarized below.

In connection with the Recapitalization Agreement the Company and CVC released all claims each may have against the other of any kind or nature arising out of or related to the Loan Agreement and the other loan documents which may have arisen on or before the date of the Recapitalization Agreement.

Series B Preferred Stock

On July 30, 2010, the Company amended its certificate of incorporation by creating a new series of preferred stock designated Series B Convertible Preferred Stock, $0.001 par value per share.  The rights, preferences, privileges and restrictions of the Series B Preferred Stock, include the following:

•
The Series B Preferred Stock ranks senior to our common stock and to any other preferred stock unless such preferred stock is created and issued on a senior or pari passu basis in accordance with the Company’s certificate of incorporation.

•
The Series B Preferred Stock will accrue dividends at the rate of 16% per annum, compounded annually, which dividends may only be paid upon liquidation, dissolution or winding up of the Company.  Unpaid accrued dividends will not be convertible into common stock, nor will any unpaid accrued dividends be payable on shares of Series B Preferred Stock following the conversion of such shares into common stock.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•
Upon the liquidation, dissolution or winding up of the Company, each Series B Share will be entitled to receive, prior to any distribution to holders of other equity securities, an amount equal to $41.033 per share plus all unpaid accrued dividends on such share. After this liquidation preference has been paid in full, any remaining amounts available for distribution shall be payable to the holders of junior securities (including common stock) in the applicable order of priority.  A merger, consolidation, share exchange or other reorganization resulting in a change in control of the Company, or any sale of all or substantially all of the Company’s assets, shall be deemed a liquidation and winding up for purposes of the Company’s obligation to pay the liquidation preference.

•
The Company has the right, at any time upon not less than thirty (30) days’ prior written notice to the holders of Series B Preferred Stock, to redeem the Series B Preferred Stock in whole (but not in part) for a price equal to the then-applicable liquidation preference.  The holders of Series B Preferred Stock shall have the option, exercisable at any time and from time to time commencing on July 31, 2016, to require the Company to redeem any or all of the Series B Preferred Stock held by such holders, at the then-applicable liquidation preference amount.

•
Each share of Series B Preferred Stock is convertible into 100 shares of the Company’s common stock (subject to adjustment for stock splits, reverse stock split, etc.) at any time and from time to time at each holder’s option.

•
The Series B Preferred Stock will vote with the common stock as a single class on all matters submitted or required to be submitted to a vote of the Company’s stockholders, with each Series B Share having a number of votes equal to the number of shares of common stock that may be acquired upon conversion thereof as of the applicable date of determination.  Additionally, the Series B Preferred Stock shall have the right to vote as a separate class with respect to certain matters affecting the Series B Preferred Stock, including but not limited to (i) the creation or issuance of any other class or series of preferred stock, (ii) any amendments with respect to the rights, powers, preferences and limitations of the Series B Preferred Stock, (iii) paying dividends or distributions in respect of or redeem the Company’s common stock or any other junior securities; and (iv) certain affiliate transactions.  Any such vote shall require the affirmative vote or consent of a majority of the outstanding shares of Series B Preferred Stock.

•
Additionally, so long as the outstanding Series B Preferred Stock represents at least 35% of the voting shares of the Company, on an as-converted to common stock basis, (a) our Board of Directors shall consist of not more than seven (7) members, (b) the holders of Series B Preferred Stock shall have the right to elect three (3) directors if the Board has five (5) or fewer total directors, and four (4) directors if the Board has six (6) or seven (7) directors (the directors elected by the Series B Preferred Stock are referred to as the “Series B Directors”), and (c) those members serving on the Board who were not elected by holders of the Series B Preferred Stock shall have the right to elect all remaining directors.  At least two (2) of the Series B Directors must be, and remain at all times while serving as a director, an independent director that qualifies for service on the audit committee of a corporation with securities listed on the Nasdaq Stock Market as provided in Nasdaq Marketplace Rule 5605(c)(2) (or any successor thereto).  Once the outstanding shares of Series B Preferred Stock represent less than 35% of our voting shares on an as-converted to common stock basis, then the entire Board will thereafter be elected by all stockholders having voting rights, voting as a single class.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stockholders Agreement

Concurrently with execution of the Recapitalization Agreement, on July 30, 2010, the Company entered into a Stockholders Agreement with CVC, Lonnie D. Schnell, the Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors, and Larry Dyne, the President, pursuant to which:

•
Messrs. Schnell and Dyne agreed with CVC to vote their shares of Company voting stock in favor of a merger or consolidation of the Company into or with another corporation or any share exchange, business combination or other such transaction in which the Company is a constituent party, or any sale of all or substantially all of the Company’s assets (a “Triggering Transaction”), in each case to the extent such transaction is first approved by CVC.  Messrs. Schnell and Dyne also provided CVC with an irrevocable proxy to vote their shares of Company voting stock in favor of any such transaction.

•
CVC agreed with the Company that in connection with any director nominees to be submitted to holders of the Company’s common stock for election at a stockholders’ meeting, a committee of our Board comprised solely of directors then serving on the Board who were not elected or appointed by holders of Series B Preferred Stock, acting by majority vote, shall have the right to designate all of the Board’s nominees for director to be elected by holders of the Company’s Common Stock.

•
CVC agreed with the Company that in connection with any election of directors submitted to the Company’s stockholders for election at a stockholders’ meeting, CVC will attend the stockholders’ meeting, in person or by proxy, and vote (or cause to be voted) all of CVC’s shares of the Company’s voting stock in favor of the Board’s nominees for director.  CVC also provided the Company’s chief executive officer with an irrevocable proxy to vote its shares of the Company voting stock in favor of such nominees.

•
Messrs. Schnell and Dyne provided CVC with a right of first refusal with respect to any shares of the Company’s voting securities that Messrs. Schnell and Dyne propose to sell in a private placement transaction, and agreed to provide CVC with advance notice of their intent to sell the Company’s voting securities in any public sale transaction.

•
CVC provided Messrs. Schnell and Dyne with a tag-along right, providing Messrs. Schnell and Dyne with the right to sell their shares of the Company’s voting securities in a transaction where CVC is selling its shares of the Company’s voting securities.

•
CVC agreed with the Company not to sell or otherwise transfer its shares of the Company’s voting securities, or to vote its shares of the Company’s voting securities in favor of any Triggering Transaction, at any time on or before July 31, 2011, other than in connection with a transaction that is approved by a majority of the Company’s voting shares (where, in calculating such majority, the votes attributable to CVC’s shares of the Company’s voting securities are excluded in the numerator but included in the denominator).

•
The Company provided CVC with a preemptive right, pursuant to which CVC will have the right, subject to certain exceptions set forth in the Stockholders Agreement, to acquire in a subsequent issuance of securities by the Company a number of offered securities that will allow CVC to maintain its percentage ownership of the Company’s voting securities.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•
CVC agreed with Messrs. Schnell and Dyne that in connection with a Triggering Transaction, CVC, and any other holder of Series B Preferred Stock and shares of common stock acquired upon conversion thereof, shall pay to each of Messrs. Schnell and Dyne a portion (beginning at 5% each and increasing to 10% each) of the sales proceeds payable in the Triggering Transaction to CVC or such other holder in respect of such Series B Preferred Stock or conversion shares.  Each of Messrs. Schnell and Dyne’s right to receive such portion of the sales proceeds is conditional upon the Triggering Transaction occurring (i) while employed by the Company or (ii) within 12 months following termination of employment with the Company for any reason other than termination of employment for “cause” or termination of employment by Messrs. Schnell or Dyne without “good reason” (as such terms are defined in the respective employment agreements).

Change in Board of Directors

In connection with the Recapitalization Agreement, on July 30, 2010, each of Messrs. Brent Cohen, Colin Dyne, Raymond Musci and Joseph Miller resigned from the Company’s Board of Directors, Mark Dyne and Lonnie Schnell remain on the Board of Directors, and Michael Snyder and Mark Hughes were appointed to the Board of Directors to fill two of the vacancies caused by such resignations.  Messrs. Snyder and Hughes were designated by CVC for appointment to the Board, and will serve as Series B Directors.

The Company agreed to file with the Securities and Exchange Commission, and distribute to stockholders, an Information Statement on Schedule 14f-1, disclosing the intention to appoint a third CVC designee to the Board of Directors promptly following the identification of that director designee by CVC, and to appoint such additional designee to the Board of Directors after the requisite waiting period has elapsed under Section 14f-1 of the Securities Exchange Act of 1934.  Following the appointment of the third CVC designee to the Board of Directors, the Board of Directors will consist of five members, three of which will have been appointed by CVC and will serve as Series B Directors.

The Company agreed to seek stockholder approval of an amendment to the certificate of incorporation to eliminate the provisions thereof requiring a classified Board of Directors, and to promptly file such amendment after obtaining such stockholder approval.  In addition the Company agreed to pay to CVC a monitoring fee of $5,000 per month until such time as the Series B Preferred Stock shall no longer entitle the holders thereof, voting as a separate class, to elect directors to serve on the Board of Directors.

Executive Employment Agreements & Option Plans

On July 30, 2010 the Company entered into an Executive Employment Agreement with each of Lonnie D. Schnell, our Chief Executive Officer and Chief Financial Officer, and Larry Dyne, our President, and terminated Messrs. Schnell and Dyne’s existing Executive Employment Agreements, both dated June 18, 2008.

Mr. Schnell’s Executive Employment Agreement provides that he will continue to serve as the Company’s Chief Executive Officer.  The employment agreement has a term continuing through December 31, 2013, which term may be extended to December 31, 2014.  Mr. Schnell will be entitled to receive an annual cash bonus in an amount equal to a percentage of his base salary upon the Company achieving actual adjusted EBITDA within a range, starting at 80%, of target adjusted EBITDA.  Mr. Schnell is entitled to reimbursement of up to $10,000 for legal fees incurred in connection with the negotiation of his employment agreement.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the event that Mr. Schnell’s employment is terminated by the Company without cause or by Mr. Schnell for good reason (as defined in the agreement) or due to Mr. Schnell’s death or disability, then conditional upon his execution of a release of claims, Mr. Schnell or his estate will be entitled to receive, in addition to all accrued salary, (i) severance payments equal to 18 months of Mr. Schnell’s base salary, (ii) if the termination occurs prior to August 30, 2011, then 50% of the RSU Award (as described below) will vest as of the date of termination, (iii) all options issued to Mr. Schnell shall remain outstanding for 18 months following termination, and (iv) continued medical coverage for Mr. Schnell and his dependents for 18 months following termination.

Mr. Dyne’s Executive Employment Agreement provides that he will continue to serve as the Company’s President.  The employment agreement has a term continuing though December 31, 2013, which term may be extended to December 31, 2014.  Mr. Dyne will be entitled to receive an annual cash bonus in an amount equal to a percentage of his base salary upon the Company achieving actual adjusted EBITDA within a range, starting at 80%, of target adjusted EBITDA.  Mr. Dyne is entitled to reimbursement of up to $10,000 for legal fees incurred in connection with the negotiation of his employment agreement.  In the event that Mr. Dyne’s employment is terminated by the Company without cause or by Mr. Dyne for good reason (as defined in the agreement) or due to Mr. Dyne’s death or disability, then conditional upon his execution of a release of claims, Mr. Dyne or his estate will be entitled to receive, in addition to all accrued salary, (i) severance payments equal to 18 months of Mr. Dyne’s base salary, (ii) if the termination occurs prior to August 30, 2011, then 50% of the RSU Award (as described below) will vest as of the date of termination, (iii) all options issued to Mr. Dyne shall remain outstanding for 18 months following termination, and (iv) continued medical coverage for Mr. Dyne and his dependents for 18 months following termination.

Upon entering into the employment agreements, each of Messrs. Schnell and Dyne were awarded a restricted stock unit award (an “RSU Award”), for 5,778,500 shares of the Company’s common stock, which RSU Award shall vest 50% on a date which is 13 months following the grant date, and 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to partial acceleration of vesting as part of the executives’ severance benefits and full acceleration of vesting upon a change in control of the Company, as defined in the RSU Award agreement.  Upon entering into the employment agreements, each of Messrs. Schnell and Dyne agreed to cancel all options to purchase shares of the Company’s common stock previously awarded to such executive on or before December 31, 2007, and such options were cancelled effective July 30, 2010.

On July 29, 2010, our Board of Directors approved an amendment to the Company’s 2008 Stock Incentive Plan (the “Plan Amendment”) to increase by 2,310,000 the number of shares of common stock that may be issued pursuant to awards thereunder.  The Plan Amendment is conditional upon approval of the Plan Amendment by our stockholders.

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

Our Tekfit business provides manufacturers with the patented technology, manufacturing know-how and materials required to produce pants incorporating an expandable waistband.    Our efforts to expand this product offering to other customers have been limited by a licensing dispute.  As described more fully in this report under Item 1. “Legal Proceedings”, we are presently in litigation with Pro-Fit Holdings Limited related to our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit’s patented technology.  The revenues we derive from the sale of products incorporating the stretch waistband technology represented less than 1% of our consolidated revenues for the three and six month ended June 30, 2010 and 2009. Our business prospects for this group could be adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us.

Effects of the Global Economic Recession

During 2009, we experienced a general decrease in sales which reflected the impact of the global recession on the apparel industry and the corresponding lower demand for all apparel products including our Talon zipper and trims products.  The apparel industry and our customers were expected to continue to be adversely impacted by this recession in 2010 and perhaps beyond, depending upon the global economic trends. During year 2009 and first half of 2010 year-to-year comparative sales performance by quarter with prior years reflected improvements throughout the periods after the sharp retail industry decline that began late in 2008.  The sales during the second quarter of 2010 reflected a sales increase from the same quarter in 2009 by 19% while the second quarter of 2009 reflected a sales decline from the same period in 2008 by more than 26%. The sales during the first half of 2010 reflected a sales increase from the same period in 2009 by 22% while the first half of 2009 reflected a sales decline from the same period in 2008 by more than 29%.

Results of Operations

The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.0	71.7	70.8	71.0
Gross profit	29.0	28.3	29.2	29.0
Sales and marketing expenses	5.3	5.7	6.2	7.4
General and administrative expenses	12.4	16.0	16.4	20.1
Interest expense, net and income taxes	7.0	6.0	7.5	7.3
Net income (loss)	4.3%	0.6%	(0.9)%	(5.8)%

    Sales

For the three and six months ended June 30, 2010 and 2009, sales by geographic region based on the location of the customer as a percentage of sales were as follows:

	Three Months ended June 30,		Six Months ended June 30,
Region	2010	2009	2010	2009
United States	8.0%	7.3%	8.7%	8.2%
Hong Kong	31.7%	24.4%	34.4%	28.7%
China	30.4%	35.4%	26.2%	29.4%
Taiwan	5.2%	3.1%	4.0%	2.6%
Bangladesh	4.7%	4.7%	6.0%	6.0%
India	2.0%	3.9%	2.3%	4.3%
Other	18.0%	21.2%	18.4%	20.8%
	100.0%	100.0%	100.0%	100.0%

Sales for the three months ended June 30, 2010 were $15.0 million, an increase of $2.4 million or 19.0%, from the same period in 2009.  Sales for the six months ended June 30, 2010 were $23.2 million, an increase of $4.1 million or 21.5%, from the same period in 2009.  The net increase reflects improved worldwide economic conditions for Talon’s customers in the apparel industry and the higher demand for our Talon zipper products, and the addition of new products and customers.

Gross Profit

Gross profit for the three months ended June 30, 2010 was $4.3 million as compared to $3.6 million for the same period in 2009. The increase in gross profit for the three months ended June 30, 2010 as compared to the same period in 2009 was principally attributable to higher overall sales volumes and improved product mix, partially offset by higher contract services costs associated with quality control and  product development and higher inventory obsolescence.

Gross profit for the six months ended June 30, 2010 was $6.8 million as compared to $5.5 million for the same period in 2009. The increase in gross profit for the six months ended June 30, 2010 as compared to the same period in 2009 was principally attributable to higher overall sales volumes, partially offset by a less favorable mix, higher contract services costs for quality control and product development and higher inventory obsolescence.

A recap of the change in gross margin for the three and six months ended June 30, 2010 as compared with the same period in 2009 is as follows:

	Three Months ended June 30, 2010 compared to same period in 2009		Six Months ended June 30, 2010 compared to same period in 2009
	$ in 000's (1)	% (1)	$ in 000's (1)	% (1)
Gross profit increased as a result of:
Higher volumes	879	24.7	1,565	28.1
Mix of products	23	0.6	(97)	(1.8)
Increased freight and duty costs	(71)	(2.0)	(23)	(0.4)
Increased contract services and inventory obsolescence	(53)	(1.4)	(215)	(3.8)
Gross profit increase	778	21.9	1,230	22.1

(1)	Represents the amount or percentage, as applicable, change in each item in the three and six months ended June 30, 2010 period, as compared to the same period in 2009.

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2010 were $0.8 million, or 5.3% of sales, as compared to $0.7 million, or 5.7% of sales, for the same period in 2009. Sales and marketing expenses for the six months ended June 30, 2010 were $1.4 million, or 6.2% of sales, as compared to $1.4 million, or 7.4% of sales, for the same period in 2009. Sales expenses decreased as a percentage of sales primarily due to lower sales force expenses in Asia.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2010 were $1.9 million, or 12.4% of sales, as compared with $2.0 million, or 16.0% of sales, for the same period in 2009. General and administrative expenses for the six months ended June 30, 2010 were $3.8 million, or 16.4% of sales, as compared with $3.8 million, or 20.1% of sales, for the same period in 2009. The decreases mainly reflect the beneficial effect of the sale of the Note Receivable from Related party for $275,000 and other reductions to the allowance for doubtful accounts. These costs reductions were substantially offset by increased employee expenses associated with greater sales volumes.

Interest expense and interest income

Interest expense for the three months ended June 30, 2010 increased by approximately $241,000, as compared to the same period in 2009, to $903,000. Interest expense for the six months ended June 30, 2010 increased by approximately $321,000, as compared to the same period in 2009, to $1,620,000. The increases were due to increased borrowings under our revolving credit and term loan facility, the related amortization of deferred financing costs and debt discounts, and a higher interest rate associated with our event of default at March 31, 2010.

Interest income for the three and six months ended June 30, 2010 increased by approximately $18,000 and $27,000, respectively to approximately $19,000 and $28,000, respectively due primarily to the recognition of and collection of interest income on a note receivable  (See Note 12 in the accompanying Notes to Consolidated Financial Statements).

A brief summary of interest expense and interest income is presented below:

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Amortization of deferred financing costs and debt discounts	$436,615	$357,239	$849,096	$699,340
Other interest expense	$466,705	$304,587	$770,805	$599,705
Interest expense	$903,320	$661,826	$1,619,901	$1,299,045
Interest income	$(18,499)	$(739)	$(27,883)	$(1,007)
Interest expense, net	$884,821	$661,087	$1,592,018	$1,298,038

Income taxes

Provision for income taxes for the three and six months ended June 30, 2010 were approximately $166,000 and $131,000, respectively.  Provision for income taxes for the three and six months ended June 30, 2009 were approximately $96,000 and $103,000, respectively.  The provision for income taxes is mainly associated with our foreign operations. There is insufficient evidence to determine that it is more likely than not that we will be able to utilize our domestic operating loss carry forwards, and a portion of our foreign net operating loss carry forwards, to offset future taxable income and as a result, the tax benefit of these losses have a full valuation reserve provided against them.

        Liquidity and Capital Resources

The following table summarizes selected financial data at:

	($ in thousands)
	June 30,	December 31,
	2010	2009

Cash and cash equivalents	$4,017	$2,265
Total assets	$16,576	$13,834
Current liabilities	$10,594	$24,262
Long-term debt, net of current liabilities	$17,255	$751
Stockholders’ deficit	$(11,273)	$(11,179)

On June 30, 2010 our Loan Agreement with CVC was amended to extend the existing maturity date for an additional thirty days to July 30, 2010. The Loan Agreement (as amended) was scheduled to mature July 30, 2010 and all of the principal and interest arising under the Loan Agreement in the approximate amount of $16.7 million was due at maturity.  We did not have sufficient resources to pay this obligation on the maturity date.

On July 30, 2010, we entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with CVC in which we issued to CVC Series B Convertible Preferred Stock in payment of all of the outstanding obligations owed by us to CVC under the Loan Agreement.    At the same time, we amended the Loan Agreement to extend the term of the revolving credit facility provided for under the Loan Agreement.  See Note 13 in the accompanying Notes to the Consolidated Financial Statements.

Cash and cash equivalents

Cash and cash equivalents increased by approximately $1,752,000 at June 30, 2010 as compared to December 31, 2009, principally due to net cash provided by operating activities.

Cash provided by operating activities is our primary recurring source of funds, and reflects net income (loss) from operations excluding non cash charges, and changes in operating capital. The six months ended June 30, 2010 reflected net cash provided by operating activities of approximately $1,826,000. The six months ended June 30, 2009 reflected a net cash used in operating activities of approximately $57,000.

The net cash provided by (used in) operating activities during the six months ended June 30, 2010 and 2009 resulted principally from:

	($ in thousands)
	Six Months ended June 30,
	2010	2009
Net income before non-cash expenses	$1,275	$131
Inventory reduction	(38)	(266)
Increased accounts receivables	(1,182)	(1,632)
Increased accounts payable and accrued expense	2,063	1,820
Other reductions in operating capital	(292)	(110)
Cash provided by (used in) operating activities	$1,826	$(57)

Net cash used in investing activities for the six months ended June 30, 2010 and 2009 was approximately $(21,000) and ($417,000), respectively.  The expenditures in the first six months of 2009 were principally associated with the development of our new ERP system that was implemented in March 2009.

Net cash used in financing activities for the six months ended June 30, 2010 was approximately $52,000 and reflects repayment of borrowings under capital leases.  For the six months ended June 30, 2009 net cash provided by financing activities was approximately $288,000 and primarily reflects the repayment of borrowings under capital leases and notes payable, net of borrowings under our revolver line of credit and term note.

On June 27, 2007, we entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with Bluefin Capital, LLC that provides for a $5.0 million revolving credit loan and a $9.5 million term loan with a three year term maturing June 30, 2010. Bluefin Capital subsequently assigned its rights and obligations under the Loan Agreement to an affiliate, CVC California, LLC (“CVC”).  The revolving credit portion of the Loan Agreement, as amended, permits borrowings based upon a formula including 85% of eligible receivables and 55% of eligible inventory and provides for monthly interest payments at the U.S.A. prime rate (3.25% at June 30, 2010) plus 2.0%.  The term loan bears interest at 8.5% annually with quarterly interest payments and repayment in full at maturity.

Borrowings under the Loan Agreement are secured by all of our assets. There were no available borrowings at June 30, 2010. At December 31, 2009 our borrowing base ($4,546,996) was lower than our actual borrowing ($4,988,988) therefore we did not have available borrowing at that date.

In connection with the Loan Agreement, we issued 1,500,000 shares of common stock to the lender for $0.001 per share, and issued warrants to purchase 2,100,000 shares of common stock.  The warrants were exercisable over a five-year period and initially 700,000 warrants were exercisable at $0.95 per share; 700,000 warrants were exercisable at $1.05 per share; and 700,000 warrants were exercisable at $1.14 per share.  The warrants did not require cash settlements. The relative fair value of the equity totaling $2,374,169 (including a reduction for financing costs) was issued with this debt facility and allocated to paid-in-capital. It was reflected as a debt discount to the face value of the term note.

This discount was amortized over the term of the note and recognized as additional interest cost as amortized.  Costs associated with the Loan Agreement included debt fees, commitment fees, registration fees and legal and professional fees of $486,000.  The Unamortized costs allocable to the Loan Agreement are reflected as a reduction to the face value of the note on the balance sheet. At June 30, 2010, the discount was fully amortized.

On November 19, 2007, we entered into an amendment of the Loan Agreement with the lender to modify the original financial covenants and to extend until June 30, 2008 the application of the original EBITDA covenants in exchange for additional common stock and a price adjustment to the lenders outstanding warrants issued to the lender in connection with the Loan Agreement.  In connection with this amendment we issued an additional 250,000 shares of common stock to the lender for $0.001 per share, and the exercise price for all of the previously issued warrants for the purchase of 2,100,000 shares of common stock was amended to an exercise price of $0.75 per share.   The new relative fair value of the equity issued with this debt of $2,430,000, including the modifications in this amendment and a reduction for financing costs, is being amortized over the term of the note.

On April 3, 2008, we executed a further amendment to the Loan Agreement.  The amendment included a redefining of the EBITDA covenants, and the cancellation of the common stock warrants previously issued to the lender in exchange for our issuance of an additional note payable to the lender for $1.0 million.  The note bears interest at 8.5% and both the note and accrued interest are payable at maturity.  In addition, our borrowing base was modified in this amendment by  increasing the allowable portion of inventory held by third party vendors to $1.0 million with no more than $500,000 held at any one vendor and increasing the percentage of accounts receivable to be included in the borrowing base to 85%. We incurred a one-time modification fee of $145,000 to secure the amendment.  The new relative fair value of the equity issued with this debt of $2,542,000, including the modifications in this amendment and a reduction for financing costs, is being amortized over the term of the note.

Under the terms of the Loan Agreement, as amended, we are required to meet certain coverage ratios, among other restrictions including a restriction from declaring or paying a dividend prior to repayment of all the obligations. The financial covenants, as amended, require that we maintain at the end of each fiscal quarter “EBITDA” (as defined in the agreement) in excess of the principal and interest payments for the same period of not less than $1.00 and in excess of ratios set out in the agreement for each quarter.

We failed to satisfy the minimum EBITDA requirement for the quarter ended December 31, 2008 as well as the quarter ended March 31, 2009, and in connection with such failures, on March 31, 2009 we entered into a further amendment to the Loan agreement with the lender. This amendment provided for the issuance of an additional term note to the lender in the principal amount of $225,210 in lieu of paying a cash waiver fee in connection with our failures to satisfy the EBITDA requirements for the quarters ended December 31, 2008 and March 31, 2009; deferral of the term note quarterly interest payment of $215,000 due April 1, 2009; a temporary increase to the borrowing base formulas and calculations under the revolving Loan Agreement; the re-lending by CVC of $125,000 under the term loan portion of Loan Agreement; a consent to allow us to sell equipment that has been designated as held for sale more fully described in Note 7 in the accompanying Notes to Consolidated Financial Statements; and the granting to the lender of the right to designate a non-voting observer to attend all meetings of our Board of Directors.

We were not in compliance with the minimum EBITDA requirement of the Loan Agreement for the quarter ended March 31, 2010, and we did not pay the waiver fee available in the Loan Agreement to waive the non-compliance within the timeline established in the Loan Agreement. Accordingly, the unresolved non-compliance constituted an Event of Default under the Loan Agreement.

On June 30, 2010 the Loan Agreement was amended to extend the existing maturity date for an additional thirty days to July 30, 2010. The Loan Agreement (as amended) was scheduled to mature July 30, 2010 and all of the principal and interest arising under the Loan Agreement in the approximate amount of $16.7 million was due at maturity.  We did not have sufficient resources to pay this obligation on the maturity date.

On July 30, 2010, we entered into a Recapitalization Agreement with CVC in which we issued to CVC Series B Convertible Preferred Stock in payment of all of the outstanding obligations owed by us to CVC under the Loan Agreement.  See Note 14 in the accompanying Notes to Consolidated Financial Statements.

In connection with the Recapitalization Agreement, on July 30, 2010 we amended the Loan Agreement to extend the maturity date of the Loan Agreement from July 30, 2010 until July 31, 2012, reduced the “Maximum Revolver Amount” to $3,000,000,  amended the “Borrowing Base” to provide that the advance rate applicable to Eligible Accounts is modified to 75% and the advance rate applicable to Eligible Inventory is modified to 40%, eliminated loan maintenance fees, and modified the permissible amount of Capital Expenditures we can make in any Fiscal Year.  We paid CVC a non-refundable fee in the amount of $60,000 in consideration of CVC entering into the amendment.  Upon execution of the amendment, CVC waived all prior Events of Default under the Loan Agreement.

As of June 30, 2010, we had outstanding borrowings and accrued interest of $11,444,421 under the term notes, and $5,096,425 under the revolving credit note, all of which was exchanged for the Series B Convertible Preferred Stock on July 30, 2010. Consequently the outstanding amounts under the Loan Agreement at June 30, 2010 are presented as part of long term liabilities in our consolidated balance sheet.

We financed equipment purchases through notes payable and capital lease obligations expiring through June 2014.  The remaining equipment obligations bear interest at rates of 8.0% and 15.4% per annum, and under these obligations, we are required to make monthly payments of principal and interest.

The outstanding balance including accrued interest of our notes payable to related parties at June 30, 2010 and December 31, 2009 was approximately $271,000 and $266,000, respectively.  Included in this balance are demand notes of $85,000 which bear interest at 10% (total balance as of June 30, 2010 and December 31, 2009 of approximately $233,000 and 230,000, respectively) have no scheduled monthly payments and are due within fifteen days following demand. The remainder of the notes payable to related parties includes our note payable to an officer for approximately $38,000 and $36,000, respectively. The note bears 6% interest annually and the maturity date is the earlier of December 31, 2011 or ten days following employment termination date. The note is fully presented as part of current liabilities as of June 30, 2010 and December 31, 2009.

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

      Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at June 30, 2010 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period ($ in thousands)
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years	Other (2)
Demand notes payable to related parties (1)	$233	$233	$-	$-	$-	$-
Note payable to related party	38	38	-	-	-	-
Capital lease obligations	35	9	26	-	-	-
Operating leases	583	413	170	-	-	-
Revolver and term notes (2)	16,541	-	-	-	-	16,541
Other notes payable	62	62	-	-	-	-
Total Obligations	$17,492	$755	$196	$-	$-	$16,541

(1)
The majority of notes payable to related parties is due on demand with the remainder due and payable on the fifteenth day following the date of delivery of written demand for payment and includes accrued interest payable through June 30, 2010.

(2)
The revolver and term notes were exchanged on July 30, 2010 for the issuance of preferred stock, eliminating this future obligation.  Accordingly, the amount due at June 30, 2010 has been presented as a long-term liability.

At June 30, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

See Note 12 in the accompanying Notes to Consolidated Financial Statements for a discussion of related party transactions.

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

The net bad debt expenses, recoveries and allowances for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Bad debt expenses for accounts receivables	$(56,240)	$72,703	$(62,351)	$77,373
Bad debt recoveries for accounts receivable	$-	$-	$(11,332)	$-
Related party note recovery	$(275,000)	$-	$(275,000)	$-
Allowance for doubtful accounts, accounts receivables	$160,001	$189,783	$160,001	$189,783
Allowance for doubtful accounts, related party	$-	$499,680	$-	$499,680

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

•
We record deferred tax assets arising from temporary timing differences between recorded net income and taxable net income when and if we believe that future earnings will be sufficient to realize the tax benefit.  For those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided.  If we determine that we may not realize all of our deferred tax assets in the future, we will make an adjustment to the carrying value of the deferred tax asset, which would be reflected as an income tax expense.  Conversely, if we determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would be required to reverse the valuation allowance, which would be reflected as an income tax benefit. We believe that our estimate of deferred tax assets and determination to record a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income, which is susceptible to change and dependent upon events that may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on the balance sheet and results of operations.  See Note 9 in the accompanying Notes to Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

   During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

    Item 1A.     Risk Factors

Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Except as set forth below, no material change to such risk factors has occurred during the six months ended June 30, 2010.

CVC California, LLC holds voting control of our outstanding voting securities, which could limit other stockholders’ ability to influence the outcome of key transactions.

With our entry into the Recapitalization Agreement on July 30, 2010, we issued to CVC Series B Convertible Preferred Stock which upon conversion, when combined with the 1,750,000 shares of common stock already owned by CVC and/or its affiliates, represents 54.1% of the fully diluted number of shares of common stock and 69.6% of Talon’s outstanding voting securities immediately after the issuance of the Series B shares.  In addition the holders of Series B Preferred Stock have the right to elect a majority of our Board of Directors.  As a result, CVC has the voting power to determine the outcome of virtually any matter submitted to a vote of the holders of our common stock, including the election of a majority of the members of our Board of Directors and any change in control transaction. This concentration of ownership of our voting securities could have the effect of delaying or preventing a change of control of Talon or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock.

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

3.1.3	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-KSB, filed March 28, 2000.
3.1.4	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1.3 to Form 8-K filed on August 4, 2006.
3.1.5	Certificate of Ownership and Merger. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 20, 2007.
3.1.6	Certificate of Designation of Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 5, 2010.
10.1	Recapitalization Agreement, dated June 30, 2010, between Registrant and CVC California, LLC. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 5, 2010.
10.2	Amendment No. 5 to Loan Agreement, dated June 30, 2010, between Registrant and CVC California, LLC. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 5, 2010.
10.3	Amendment No. 6 to Loan Agreement, dated July 30, 2010, between Registrant and CVC California, LLC. Incorporated by reference to Exhibit 10.3 to Form 8-K filed on August 5, 2010.
10.4	Amended and Restated Revolving Credit Note, dated July 30, 2010, made by Registrant in favor of CVC California, LLC. Incorporated by reference to Exhibit 10.4 to Form 8-K filed on August 5, 2010.
10.5	Stockholders Agreement, dated July 30, 2010, among Registration, CVC California, LLC, Lonnie D. Schnell and Larry Dyne. Incorporated by reference to Exhibit 10.5 to Form 8-K filed on August 5, 2010.
10.6+*	Employment Agreement, dated July 30, 2010, between Registrant and Lonnie D. Schnell. Incorporated by reference to Exhibit 10.6 to Form 8-K filed on August 5, 2010.
10.7+*	Employment Agreement, dated July 30, 2010, between Registrant and Larry Dyne. Incorporated by reference to Exhibit 10.7 to Form 8-K filed on August 5, 2010.

Exhibit No.	Description
10.8+	Restricted Stock Unit Agreement, dated July 30, 2010, between Registrant and Lonnie D. Schnell. Incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 5, 2010.
10.9+	Restricted Stock Unit Agreement, dated July 30, 2010, between Registrant and Larry Dyne. Incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 5, 2010.
31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.

*
Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 24b-2 of the Rules and Regulations under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2010	/s/ Lonnie D. Schnell Lonnie D. Schnell Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)
/s/ James E. Reeder James E. Reeder Vice President, Corporate Controller (Principal Accounting Officer)