Form 10-Q
period 2010-09-30
TALON INTERNATIONAL, INC.
filed 2010-11-12
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010.

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

At November 11, 2010 the issuer had 20,291,433 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,016,648	$2,264,606
Accounts receivable, net	2,858,307	3,021,642
Inventories, net	1,279,391	1,679,302
Prepaid expenses and other current assets	354,283	240,554
Total current assets	6,508,629	7,206,104

Property and equipment, net	1,741,761	2,280,586
Intangible assets, net	4,110,751	4,110,751
Other assets	413,962	236,386
Total assets	$12,775,103	$13,833,827

Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,578,047	$46,337,368
Accrued director’s fee	399,825	426,125
Other accrued expenses	1,399,850	2,252,534
Revolver note payable	-	4,988,988
Term notes payable, net of discounts	-	9,876,114
Notes payable to related parties	272,867	265,871
Other notes and current portion of capital lease obligations	68,745	115,336
Total current liabilities	6,719,334	24,262,336

Capital lease obligations, net of current portion	19,049	23,477
Deferred income tax	568,467	-
Other liabilities	697,515	726,875
Total liabilities	8,004,365	25,012,688

Commitments and contingencies (Note 11)

Series B Convertible Preferred Stock, $0.001 par value; 407,160 shares authorized, issued and outstanding at September 30, 2010	17,152,196	-

Stockholders’ Equity (Deficit):
Series A Preferred Stock, $0.001 par value; 250,000 shares authorized; no shares issued or outstanding	-	-

Common stock, $0.001 par value, 100,000,000 shares authorized; 20,291,433 shares issued and outstanding at September 30, 2010 and December 31, 2009	20,291	20,291
Additional paid-in capital	56,693,948	55,070,568
Accumulated deficit	(69,135,825)	(66,344,009)
Accumulated other comprehensive income	40,128	74,289
Total stockholders’ equity (deficit)	(12,381,458)	(11,178,861)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$12,775,103	$13,833,827

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$9,277,334	$10,426,764	$32,485,666	$29,526,283
Cost of goods sold	6,563,278	7,476,061	22,995,680	21,029,966
Gross profit	2,714,056	2,950,703	9,489,986	8,496,317

Sales and marketing expenses	840,779	616,000	2,285,132	2,034,814
General and administrative expenses	1,971,458	2,133,795	5,780,968	5,963,720
Total operating expenses	2,812,237	2,749,795	8,066,100	7,998,534

Income (loss) from operations	(98,181)	200,908	1,423,886	497,783

Interest expense, net	160,765	683,501	1,752,783	1,981,539
Loss on extinguishment of debt	570,915	-	570,915	-
Loss before provision for income taxes	(829,861)	(482,593)	(899,812)	(1,483,756)
Provision for income taxes	412,305	164,563	543,321	267,073
Net loss	$(1,242,166)	$(647,156)	$(1,443,133)	$(1,750,829)

Returns to Preferred Stockholders:
Series B Preferred Stock original issue discount	(903,172)	-	(903,172)	-
Series B Preferred Stock Dividends	(445,511)	-	(445,511)	-
Loss attributable to common stockholders	$(2,590,849)	$(647,156)	$(2,791,816)	$(1,750,829)

Loss per share:
Loss attributable to common stockholders	$(2,590,849)	$(647,156)	$(2,791,816)	$(1,750,829)
Weighted average number of common shares outstanding - Basic and diluted	20,291,433	20,291,433	20,291,433	20,291,433

Basic and diluted net loss per share	$(0.13)	$(0.03)	$(0.14)	$(0.09)

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,443,133)	$(1,750,829)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation, amortization, and loss from disposal of equipment	587,015	558,326
Loss on extinguishment of debt	570,915	-
Amortization of deferred financing cost and debt discounts	854,096	1,071,457
Stock based compensation	340,037	249,703
Deferred income tax, net	520,531	123,695
Bad debt (recoveries) expense on accounts receivable	(53,133)	116,090
Related party note recovery	(275,000)	-
Inventory valuation provisions	145,134	(4,946)
Changes in operating assets and liabilities:
Accounts and note receivable, including related parties	499,322	(8,080)
Inventories	254,777	40,197
Prepaid expenses and other current assets	(112,782)	(126,431)
Other assets.	(73,579)	48,079
Accounts payable and accrued expenses	(1,669,233)	(617,809)
Other liabilities	(29,360)	(38,075)
Net cash provided by (used in) operating activities	115,607	(338,623)

Cash flows from investing activities:
Proceeds from sale of equipment	2,609	2,058
Acquisitions of property and equipment	(46,597)	(476,116)
Net cash used in investing activities	(43,988)	(474,058)

Cash flows from financing activities:
Preferred stock issuance costs	(190,744)	-
Payment of revolver fees - financing costs	(60,000)	-
Payment of capital leases	(52,909)	(114,565)
Revolver note borrowings	-	350,000
Term note borrowings	-	125,000
Payment of notes payable	-	(144,064)
Net cash (used in) provided by financing activities	(303,653)	216,371

Net effect of foreign currency exchange translation on cash	(15,924)	(17,657)
Net decrease in cash and cash equivalents	(247,958)	(613,967)
Cash and cash equivalents at beginning of period	2,264,606	2,399,717
Cash and cash equivalents at end of period	$2,016,648	$1,785,750

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental disclosures of cash flow information:
	Nine Months Ended September 30,
	2010	2009
Cash received (paid) during the period for:
Interest paid	$(399,169)	$(667,895)
Interest received	$30,130	$1,016
Foreign income tax paid	$(63,130)	$(96,205)
Non-cash financing activities:
Conversion of revolver and term notes to preferred stock	$16,706,685	$-
Beneficial conversion feature for issuance of preferred stock	$(1,283,343)	$-
Series B preferred stock original issue discount	$903,172	$-
Series B preferred stock dividends	$445,511	$-
Note payable issued for executive bonus earned	$-	$35,000
Debt waiver, modification fee and interest	$8,886	$233,385
Effect of foreign currency translation on net assets	$(34,161)	$(18,154)
Capital lease obligation	$-	$31,450

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

The annual consolidated financial statements for the year ended December 31, 2009 were prepared on the basis of a going concern.  The Company’s independent registered public accounting firm noted significant risks associated with the Company’s ability to continue on this basis. The risks were primarily attributable to the uncertainty related to obtaining future liquidity sufficient to fund on-going operations and to satisfy the Company’s debt obligations maturing at July 30, 2010.  Pursuant to the Recapitalization Agreement entered into on July 30, 2010 (See Note 8) the Company fully satisfied the debt obligations by issuance of preferred stock to the lender. In addition, the amendment of the Company’s Loan Agreement makes available additional operating capital sufficient to fund on-going operations for at least the next twelve months.  As a consequence, the risk associated with this debt and with the Company’s ability to continue as a going concern has been mitigated.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Allowance for Accounts and Note Receivable Doubtful Accounts

The Company is required to make judgments as to the collectability of accounts and note receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts and note receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables or note receivable to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified.  Bad debt expense (recoveries) on accounts receivable for the three and nine months ended September 30, 2010 was $20,550 and $(53,133), respectively.  A recovery of the related party note of $(275,000) was included in Bad Debt expense for the nine months ended September 30, 2010, see Note 13 “Related Party Notes and Transactions”.  Bad debt expense on accounts receivable for the three and nine months ended September 30, 2009 was $38,717 and $116,090, respectively.

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

Level 1— Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2— Includes other inputs that are directly or indirectly observable in the marketplace.

Level 3— Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At September 30, 2010 and December 31, 2009, cash equivalents consisted of money market funds measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $549,000 and $495,000, respectively.

Effective January 1, 2009, the Company adopted the FASB staff position that delayed the guidance on fair value measurements for non financial assets and non financial liabilities. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible Assets

Intangible assets consist of our trade name and exclusive license and intellectual property rights.  Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of FASB ASC 350, “Intangibles - Goodwill and Other”.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, which average 5 years, and are reviewed for impairment in accordance with the provisions of ASC 360, “Property, Plant and Equipment”.  The exclusive license and intellectual property rights are fully amortized.

Convertible Preferred Stock

The Company applied the guidance enumerated in FASB ASC No. 480-10 “Distinguishing Liabilities from Equity”, FASB ASC No. 210 “Classification and Measurement of Redeemable Securities” and Rule 5-02.28 of Regulation S-X, when determining the classification and measurement of preferred stock. The Company classifies conditionally redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity in the mezzanine section of the consolidated balance sheet.

The Company evaluated the conversion option of the convertible preferred shares under FASB ASC No. 470-20, “Debt with Conversion and Other Options”, Accounting for Convertible Securities with Beneficial Conversion Features (“BCF”) or Contingently Adjustable Conversion Ratios.  A convertible financial instrument includes a BCF when the fair market value of the preferred stock is lower than the value of common stock if the preferred stock converts to common stock at the issuance date. The BCF shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in capital.

Redeemable securities initially are recorded at their fair value minus BCF and minus preferred stock issuance costs. Subsequent measurement and recognition of the changes in the preferred stock value uses the following approach:

•
When an equity instrument is not currently redeemable and it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), then the changes in the redemption value (for example, fair value) are recognized immediately as they occur, and the carrying amount of the instrument is adjusted to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the instrument. The resulting increases in the carrying amount of the redeemable security reduce income applicable to common shareholders in the calculation of earnings per share.

•	Dividends on preferred shares are accrued against the preferred stock and reduce income applicable to common shareholders in the calculation of earnings per share.

Classification of Expenses

Costs of Goods Sold – Cost of goods sold primarily includes expenses related to inventory purchases, customs, duty, freight, overhead expenses and reserves for obsolete inventory.  Overhead expenses primarily consist of warehouse and operations salaries, and other warehouse expense.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sales and Marketing Expenses – Sales and marketing expenses primarily include sales salaries and commissions, travel and entertainment, marketing, royalty expense, and other sales related costs.  Marketing and advertising efforts are expensed as incurred and for the three and nine months ended September 30, 2010 were $41,910 and $57,738 respectively, compared to $13,539 and $42,734 for the three and nine months ended September 30, 2009, respectively.

General and Administrative Expenses – General and administrative expenses primarily include administrative salaries, employee benefits, professional service fees, facility expenses, information technology costs, investor relations, travel and entertainment, depreciation and amortization, bad debts and other general corporate expenses.

Interest Expense, net – Interest expense reflects the cost of borrowing and amortization of deferred financing costs and discounts.   Interest expense for the three and nine months ended September 30, 2010 totaled $163,012 and $1,782,913, respectively. Interest expense for the three and nine months ended September 30, 2009 totaled $683,511 and $1,982,555, respectively. Interest income consists of earnings from outstanding amounts due to the Company under notes and other interest bearing receivables.  The Company recorded interest income of $2,247 and $30,130, respectively, for the three and nine months ended September 30, 2010, as compared to $10 and $1,016 for the same periods in 2009.

Foreign Currency Translation

The Company has operations and holds assets in various foreign countries.  The local currency is the functional currency for the Company’s subsidiaries in China and India.  Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period.  Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized.  Included in other accumulated comprehensive income were a cumulative foreign currency translation gain of $40,128 and $74,289 at September 30, 2010 and December 31, 2009, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains on foreign currency translation adjustments.  Comprehensive loss and its components for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Net loss	$(1,242,166)	$(647,156)	$(1,443,133)	$(1,750,829)
Other comprehensive income -
Foreign currency translation	27,813	14,079	34,161	18,154
Total comprehensive loss	$(1,214,353)	$(633,077)	$(1,408,972)	$(1,732,675)

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The foreign currency translation adjustment represents the net currency translation gains and losses related to our China and India subsidiaries, which have not been reflected in the net loss for the periods presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year.  The accounting estimates that require the Company’s most significant, difficult and subjective judgments include the valuation of marketable equity securities, the valuation allowance for accounts receivable, notes receivable and inventory and the assessment of recoverability of long-lived assets and intangible assets, stock-based compensation and the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions). Actual results could differ materially from the Company’s estimates.

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

In February 2010, the FASB issued updated guidance related to subsequent events. As a result of this updated guidance, public filers must evaluate subsequent events through the issuance date of their financial statements; however, they are not required to disclose the date in which subsequent events were evaluated in their financial statements disclosures. This amended guidance became effective upon its issuance on February 24, 2010 at which time the Company adopted this updated guidance.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.      Net Loss per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

	Net loss	Shares	Per Share
Three months ended September 30, 2010:	(Numerator)	(Denominator)	Amount
Basic net loss per share:
Net loss	$(1,242,166)	20,291,433	$(0.06)
Series B preferred stock original discount	(903,172)		(0.05)
Series B preferred stock dividends	(445,511)		(0.02)
Applicable to common stockholders	(2,590,849)	20,291,433	(0.13)

Effect of Dilutive Securities -
Options, Preferred stock and RSU’s	-	-	-
Net loss to common stockholders	$(2,590,849)	20,291,433	$(0.13)

Three months ended September 30, 2009:
Basic net loss per share -
Applicable to common stockholders	$(647,156)	20,291,433	$(0.03)

Effect of Dilutive Securities -
Options	-	-	-
Net loss to common stockholders	$(647,156)	20,291,433	$(0.03)

Nine months ended September 30, 2010:
Basic net loss per share:
Net loss	$(1,443,133)	20,291,433	$(0.07)
Series B preferred stock original discount	(903,172)		(0.05)
Series B preferred stock dividends	(445,511)		(0.02)
Applicable to common stockholders	(2,791,816)	20,291,433	(0.14)

Effect of Dilutive Securities -
Options, Preferred stock and RSU’s	-	-	-
Net loss to common stockholders	$(2,791,816)	20,291,433	$(0.14)

Nine months ended September 30, 2009:
Basic net loss per share -
Applicable to common stockholders	$(1,750,829)	20,291,433	$(0.09)

Effect of Dilutive Securities -
Options	-	-	-
Net loss to common stockholders	$(1,750,829)	20,291,433	$(0.09)

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Options to purchase 5,160,286 shares of common stock exercisable between $0.06 and $5.23 per share were outstanding for the three and nine months ended September 30, 2010, but were not included in the computation of diluted net loss per share because the effect of exercise or conversion would have an antidilutive effect on net loss per share.

Warrants to purchase 318,495 shares of common stock exercisable at $3.65 and options to purchase 6,841,330 shares of common stock exercisable between $0.09 and $5.23 were outstanding for the three and nine months ended September 30, 2009, but were not included in the computation of diluted net loss per share because the effect of exercise or conversion would have an antidilutive effect on net loss per share.

Note 5.      Accounts Receivable

Accounts receivable are included on the accompanying consolidated balance sheets net of an allowance for doubtful accounts. The total allowance for doubtful accounts at September 30, 2010 and December 31, 2009 was $172,082 and $232,329, respectively.

Note 6.      Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market value and are all categorized as finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead costs.

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

Inventories consist of the following:

	September 30,	December 31,
	2010	2009

Finished goods	$2,344,407	$2,863,923
Less reserves	(1,065,016)	(1,184,621)
Total inventories	$1,279,391	$1,679,302

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7.      Debt Facility

On July 30, 2010, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with CVC California, LLC (“CVC”) in which the Company issued to CVC shares of the Company’s Series B Convertible Preferred Stock in payment of all of the outstanding obligations owed by the Company to CVC under the Revolving Credit and Term Loan Agreement (the “Loan Agreement”, see Note 8) originally entered into by the Company on June 27, 2007 with Bluefin Capital, LLC (“Bluefin”). Bluefin subsequently assigned its rights and obligations under the Loan Agreement to an affiliate, CVC.  At July 30, 2010, all of the outstanding obligations owed to CVC under the Loan Agreement became due and payable, consisting of outstanding borrowings and accrued interest of $11,548,098 under the term notes, and $5,158,587 under the revolving credit note, for a total of $16,706,685. All of these outstanding obligations were converted into Series B Convertible Preferred Stock on July 30, 2010.

In connection with the Recapitalization Agreement, on July 30, 2010 the Company and CVC amended the Loan Agreement to extend the maturity date of the Loan Agreement from July 30, 2010 until July 31, 2012, reduced the “Maximum Revolver Amount” to $3,000,000,  amended the “Borrowing Base” to modify the advance rate applicable to Eligible Accounts Receivable to 75% and the advance rate applicable to Eligible Inventory to 40%, eliminated loan maintenance fees, and modified the permissible amount of Capital Expenditures the Company can make in any Fiscal Year. The Company paid CVC a non-refundable fee in the amount of $60,000 in consideration of CVC amending the Loan Agreement.  Upon execution of the amendment, CVC waived all prior Events of Default under the Loan Agreement. At July 30, 2010, following completion of the Recapitalization Agreement the Company had no amounts outstanding under the modified Loan Agreement.

The Company originally entered into the Loan Agreement on June 27, 2007, which had provided for a $5.0 million revolving credit loan (of which $4.3 was initially borrowed) and a $9.5 million term loan for a three year period ending June 30, 2010 (which was subsequently extended to July 30, 2010). In connection with the initial Loan Agreement, the Company issued to Bluefin 1,500,000 shares of common stock for $0.001 per share and issued warrants for the purchase of 2,100,000 common shares at prices ranging from $1.05 per share to $1.14 per share.

On November 19, 2007, the Company entered into an amendment to the Loan Agreement to modify the original financial covenants and to extend until June 30, 2008 the application of the original EBITDA covenant in exchange for the issuance of an additional 250,000 shares of common stock to the lender for $0.001 per share, and a lowering of the exercise price for all of the previously issued warrants to an exercise price of $0.75 per share.

On April 3, 2008, the Company entered a further amendment to the Loan Agreement.  This amendment included a redefining of the EBITDA covenants, and the cancellation of all of the common stock warrants previously issued to the lender in exchange for a note payable for $1.0 million issued by the Company under the same terms as the original Loan Agreement. In connection with this amendment the Company evaluated the Loan Agreement amendment under ASC 470-50, “Debt - Modifications and Extinguishments”.  It was determined that the amendment did not constitute a material change as defined by ASC 470-50 and did not qualify for treatment as a troubled debt restructuring.  Accordingly, the Company recorded a reduction to equity and an increase to notes payable for the fair value of the warrants of $260,205 and the difference ($739,795) between the fair value of the warrants at the time of repurchase and the face value of the note was recorded as an additional deferred cost and is reflected as a reduction to the face value of the note on the balance sheet.  This cost was amortized using the interest-method over the life of the modified notes and was reflected as interest expense.  At June 30, 2010 the modification cost was fully amortized.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the terms of the Loan Agreement, as amended, the Company was required to meet certain coverage ratios, among other restrictions, including a restriction from declaring or paying a dividend prior to repayment of all the obligations. The financial covenants, as amended, required that the Company maintain at the end of each fiscal quarter “EBITDA” (as defined in the agreement) of not less than $1.00 for the period and in excess of the ratios set out in the agreement for each quarter.

The Company failed to satisfy the minimum EBITDA requirement for the two quarters ended December 31, 2008 and March 31, 2009, and in connection with such failures, on March 31, 2009 the Company entered into a further amendment to the Loan Agreement that provided for the issuance of an additional term note to CVC in the principal amount of $225,210 in lieu of paying a cash waiver fee in connection with the Company’s failures to satisfy the EBITDA requirement, the deferral of the term note quarterly interest payment of $215,000 due April 1, 2009, a temporary increase to the borrowing base formulas and calculations under the revolving credit facility, the re-lending by CVC of $125,000 under the term loan portion of credit facility, a consent to allow the Company to sell equipment that has been designated as held for sale, and the granting to CVC of the right to designate a non-voting observer to attend all meetings of the Company’s Board of Directors.

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

Interest expense related to the Loan Agreement is composed of interest on debt, amortization of debt discount, and amortization of deferred financing costs.  In total, the interest expense for the three and nine months ended September 30, 2010 was $149,871 and $1,746,953, respectively. For the three and nine months ended September 30, 2009 total interest expense was $672,028 and $1,947,909, respectively. Total interest expense in the periods were comprised as follows:

•
Interest on debt related to the Loan Agreement for the three and nine months ended September 30, 2010 was $144,871 and $892,857, respectively. For the three and nine months ended September 30, 2009 interest on debt related to Loan Agreement was $299,911 and $876,453, respectively.

•
Amortization of the debt discount related to the Loan Agreement for the three and nine months ended September 30, 2010 was $0 and $725,983, respectively.  For the three and nine months ended September 30, 2009 amortization of the debt discount was $313,019 and $897,010, respectively.

•
Amortization of deferred financing costs related to the Loan Agreement for the three and nine months ended September 30, 2010 was $5,000 and $128,114, respectively.  For the three and nine months ended September 30, 2009 amortization of deferred financing costs was $58,098 and $174,446, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.       Series B Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Series B Convertible Preferred Stock

On July 30, 2010, the Company entered into a Recapitalization Agreement with CVC, pursuant to which the Company issued to CVC an aggregate of 407,160 shares of a newly created series of the Company’s preferred stock, designated Series B Convertible Preferred Stock, $0.001 par value per share (the “Series B Preferred Stock”), in payment of an aggregate of $16,706,685 owed by the Company to CVC under the Loan Agreement.  Certain rights, preferences, privileges and restrictions of the Series B Preferred Stock are summarized below.

In connection with the Recapitalization Agreement the Company and CVC released all claims each may have against the other of any kind or nature arising out of or related to the Loan Agreement and the other loan documents which may have arisen on or before the date of the Recapitalization Agreement.

On July 30, 2010, the Company amended its certificate of incorporation by creating the Series B Preferred Stock with the following rights, preferences, privileges and restrictions:

•
The Series B Preferred Stock ranks senior to the common stock and to any other preferred stock unless such preferred stock is created and issued on a senior or pari passu basis in accordance with the Company’s certificate of incorporation.

•
The Series B Preferred Stock will accrue dividends at the rate of 16% per annum, compounded annually.  The dividends however are only payable to the holder upon the liquidation, dissolution or winding up of the Company.  No accrued dividends will be convertible into common stock, nor will any accrued dividends be payable on shares of Series B Preferred Stock upon or following the conversion of such shares into common stock.

•
Upon the liquidation, dissolution or winding up of the Company, each share of Series B Preferred Stock will be entitled to receive, prior to any distribution to holders of other equity securities, an amount equal to $41.033 per share plus all accrued dividends (the “Liquidation Preference”) upon the surrender and cancellation of such shares.  A merger, consolidation, share exchange or other reorganization resulting in a change in control of the Company, or any sale of all or substantially all of the Company’s assets, shall be deemed a liquidation and winding up for purposes of the Company’s obligation to pay the Liquidation Preference.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
The Series B Preferred Stock vote with the common stock as a single class on all matters submitted or required to be submitted to a vote of the Company’s stockholders, with each share of Series B Preferred Stock having a number of votes equal to the number of shares of common stock that may be acquired upon conversion thereof as of the applicable date of determination.  Additionally, the Series B Preferred Stock have the right to vote as a separate class with respect to certain matters affecting the Series B Preferred Stock, including but not limited to (i) the creation or issuance of any other class or series of preferred stock, (ii) any amendments with respect to the rights, powers, preferences and limitations of the Series B Preferred Stock, (iii) paying dividends or distributions in respect of or redeem the Company’s common stock or any other junior securities; and (iv) certain affiliate transactions.  Any such vote shall require the affirmative vote or consent of a majority of the outstanding shares of Series B Preferred Stock.

•
As long as the outstanding Series B Preferred Stock represents 35% or more of the voting shares of the Company, on an as-converted to common stock basis, (a) our Board of Directors shall consist of not more than seven (7) members, (b) the holders of Series B Preferred Stock shall have the right to elect three (3) directors if the Board has five (5) or fewer total directors, and four (4) directors if the Board has six (6) or seven (7) directors (the directors elected by the Series B Preferred Stock are referred to as the “Series B Directors”), and (c) those members serving on the Board who were not elected by holders of the Series B Preferred Stock shall have the right to designate all remaining directors.  At least two (2) of the Series B Directors must be, and remain at all times while serving as a director, an independent director that qualifies for service on the audit committee of a corporation with securities listed on the Nasdaq Stock Market as provided in Nasdaq Marketplace Rule 5605(c)(2) (or any successor thereto).

Once the outstanding shares of Series B Preferred Stock represent less than 35% of the voting shares on an as-converted to common stock basis, then the entire Board will thereafter be elected by all stockholders having voting rights, voting as a single class.

The conversation of the term notes, revolver and related interest and fees into the Series B Preferred Stock (fair value of $17,277,600 as of July 30, 2010)  was considered to be debt extinguishment according to the FASB ASC No.405 “Liabilities” and FASB ASC No. 470-50 “Debt, Modifications and Extinguishments” (“ASC 470-50”). Per ASC 470-50 a loss on extinguishment of debt in amount of $570,915 was recorded on July 30, 2010 and is included in the Consolidated Statement of Operations for the three and nine months ended September 30, 2010. The loss on extinguishment is equal to the difference between fair value of the preferred stock and the fair value of the debt extinguished at the transaction date. The fair value of the Series B Preferred Stock on the issuance date was determined by the Company and independent valuation specialists using the option pricing valuation model.

The Company applied the guidance enumerated in FASB ASC No. 480 “Distinguishing Liabilities from Equity”, FASB ASC No. 210 “Classification and Measurement of Redeemable Securities” and Rule 5-02.28 of Regulation S-X, when determining the classification and measurement of preferred stock. The Company classifies conditionally redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within the control of the Company, as temporary equity in the mezzanine section of the consolidated balance sheet. The Series B Preferred Stock is redeemable at the option of the holders after the sixth anniversary of issuance, which is not within the control of the Company.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company determined that there are no embedded features that would require separate reporting as derivative instruments. Therefore, the Company evaluated the conversion option of the convertible preferred shares under FASB ASC No. 470-20, “Debt with Conversion and Other Options”, Accounting for Convertible Securities with Beneficial Conversion Features (“BCF”) or Contingently Adjustable Conversion Ratios.  A convertible financial instrument includes a BCF if the fair value of the instrument is lower than the fair value of shares of the common stock it is convertible into on the issuance date.   The BCF shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of the conversion feature to additional paid-in capital.  The Company has recorded a BCF value of $1,283,343 in connection with the issuance of the Series B Preferred Stock as of July 30, 2010.

The Series B Preferred Stock was initially recorded at the fair value of $17,277,600 as of July 30, 2010, minus BCF ($1,283,343) as stated above and minus stock issuance costs ($190,744), for a net value of $15,803,513 as of July 30, 2010. The value of the Series B Preferred Stock is adjusted as follows as a consequence of its redemption features and the following approach is implemented by the Company:

•
The Series B Preferred Stock is not currently redeemable but it is probable that the preferred stock will become redeemable due to the redemption option available to the preferred stock holders on July 30, 2016. Changes in the redemption value (for example, fair value) are recognized immediately as they occur, and the carrying amount of the instrument is adjusted to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the Series B Preferred Stock. Accordingly, the original preferred stock discount in the amount of $903,172 was charged against the preferred stock carrying value and retained earnings during the three months ended September 30, 2010. In addition, the resulting increase in the carrying amount of the Series B Preferred Stock reduces the income applicable to common shareholders reported in the calculation of earnings per share.

•
The 16% annual dividend (compounded annually) on outstanding preferred shares is accrued each reporting period as an addition to the carrying value of the preferred stock and reduces the income applicable to common shareholders reported in the calculation of earnings per share.

Series B Preferred Stock activity for the three and nine months ended September 30, 2010 is as follows:

Series B Preferred Stock as of December 31, 2009 and June 30, 2010	$-
Series B Preferred Stock, net fair value issued on July 30, 2010	15,803,513
Series B Preferred Stock original issue discount	903,172
Series B Preferred Stock dividends	445,511
Series B Preferred Stock as of September 30, 2010	$17,152,196

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Common Stock

Stockholders Agreement

Concurrently with execution of the Recapitalization Agreement, on July 30, 2010, the Company entered into a Stockholders Agreement with CVC, and with Lonnie D. Schnell, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of the Company, and Larry Dyne, President of the Company (“Messrs. Schnell and Dyne”), pursuant to which:

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
The Company provided CVC with a preemptive right, pursuant to which CVC will have the right, subject to certain exceptions set forth in the Stockholders Agreement, to acquire in a subsequent issuance of securities by the Company a number of offered securities that will allow CVC to maintain its percentage ownership of the Company’s voting securities.

•
CVC agreed with Messrs. Schnell and Dyne that in connection with a Triggering Transaction, CVC, and any other holder of Series B Preferred Stock and shares of common stock acquired upon conversion thereof, shall pay to Messrs. Schnell and Dyne a portion (beginning at 5% and increasing to 10%) of the sales proceeds payable in the Triggering Transaction to CVC or such other holder in respect of such Series B Preferred Stock or conversion shares.  Each of Messrs. Schnell and Dyne’s right to receive such portion of the sales proceeds is conditional upon the Triggering Transaction occurring (i) while employed by the Company or (ii) within 12 months following termination of employment with the Company for any reason other than termination of employment for “cause” or termination of employment by Messrs. Schnell or Dyne without “good reason” (as such terms are defined in their respective employment agreements).

Change in Board of Directors

In connection with the Recapitalization Agreement, on July 30, 2010, four members resigned from the Company’s Board of Directors and three members were appointed to the Board of Directors to fill the vacancies caused by such resignations.  The Board of Directors currently consists of five members, and three members were designated by the Series B Preferred Stockholders to serve as Series B Directors.

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

Exclusive License and Intellectual Property Rights Agreement

On April 2, 2002, the Company entered into an Exclusive License and Intellectual Property Rights Agreement (the “Agreement”) with Pro-Fit Holdings Limited (“Pro-Fit”).   The Agreement gives the Company the exclusive rights to sell or sublicense waistbands manufactured under patented technology developed by Pro-Fit for garments manufactured anywhere in the world for the United States market and all United States brands.  In accordance with the Agreement, the Company issued 150,000 shares of its common stock which were recorded at the market value of the stock on the date of the Agreement.  The shares contain restrictions related to the transfer of the shares and registration rights.  The Agreement has an indefinite term that extends for the duration of the trade secrets licensed under the Agreement.  The Company has recorded an intangible asset amounting to $612,500, which was fully amortized by the year ended December 31, 2007.   The Company is currently in litigation with this licensor.

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
(Unaudited)

Stock Options

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

On July 29, 2010, our Board of Directors approved an amendment to the Company’s 2008 Stock Incentive Plan (the “Plan Amendment”) to increase by 2,310,000 the number of shares of common stock that may be issued pursuant to awards thereunder. The Plan Amendment is conditional upon approval of the Plan Amendment by our stockholders at our Annual Meeting scheduled to be held November 19, 2010.

The completion of the transactions pursuant to the Recapitalization Agreement constituted a change of control of the Company and as a result, on July 30, 2010 all options previously granted to Messrs. Schnell and Dyne became fully vested in accordance with provisions in their employment agreements. On July 30, 2010 the Company entered into an executive employment agreement with each of Messrs. Schnell and Dyne, and terminated their existing employment agreements, both dated June 18, 2008.  In connection therewith, each of Messrs. Schnell and Dyne agreed to cancel all options to purchase shares of the Company’s common stock previously awarded to such executive on or before December 31, 2007, and such options in amount of 1,005,500 were cancelled effective July 30, 2010 (See Note 8).

Options granted for the three and nine months ended September 30, 2010 totaled 530,000. Options granted for the three and nine months ended September 30, 2009 totaled 1,455,000 and 1,935,000, respectively.

As of September 30, 2010, the Company had $125,470 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the weighted average period of 2.8 years.  As of September 30, 2009, unamortized stock-based compensation expense related to options issued to employees and directors was $262,388, which is being recognized over the weighted average period of approximately 1.6 years.

The following table summarizes the activity in the Company’s share based plans during the nine months ended September 30, 2010.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - January 1, 2010	6,637,850	$0.73
Granted	-	$-
Exercised	-	$-
Cancelled	(66,479)	$4.55
Options outstanding - March 31, 2010	6,571,371	$0.69
Granted	-	$-
Exercised	-	$-
Cancelled	(147,771)	$1.88
Options outstanding - June 30, 2010	6,423,600	$0.66
Granted	530,000	$0.16
Exercised	-	$-
Cancelled	(1,793,314)	$1.42
Options outstanding - September 30, 2010	5,160,286	$0.35

Restricted Stock Units (RSU’s)

Upon entering into employment agreements on July 30, 2010, each of Messrs. Schnell and Dyne were granted a restricted stock unit award (an “RSU Award”), for 5,778,500 shares of the Company’s common stock.  Each RSU Award shall vest 50% on a date which is 13 months following the grant date, and 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to partial acceleration of vesting as part of the executives’ severance benefits and full acceleration of vesting upon a change in control of the Company, as defined in the RSU Award agreement.  As of July 30, 2010, the RSU’s were valued at $2,263,384 which was reduced by the fair value of the options surrendered (see Stock Options section above). As of September 30, 2010, the Company recorded $2,086,661 of unamortized stock-based compensation expense related to RSU’s issued to Messrs. Schnell and Dyne.  The remaining expense will be recognized over the remaining weighted average period of 1.7 years.

Note 10.    Income taxes

The Company accrues interest and penalties related to unrecognized tax benefits in interest and penalties expense.  For the three and nine months ended September 30, 2010 and 2009, the Company accrued interest and penalties for unrecognized tax benefits of $3,975 and $11,925, respectively.  At September 30, 2010 and December 31, 2009, the Company had approximately $89,550 and $77,625, respectively, accrued in interest and penalties associated with the unrecognized tax liabilities.

Net deferred tax assets were $137,501 and $89,564 as of September 30, 2010 and December 31, 2009, respectively related to the Company’s foreign operations and were included in other assets. Due to prior operating losses incurred, no benefit for domestic income taxes and no benefit for a portion of the foreign income taxes has been recorded because there is not sufficient evidence to determine that the Company will be able to utilize its net operating loss carryforwards to offset future taxable income.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other tax liabilities were $15,469 and $10,151 as of September 30, 2010 and December 31, 2009, respectively, and were included in other accrued expenses. Current receivable for income taxes totaled $51,630 and $5,527, respectively, as of September 30, 2010 and December 31, 2010.

Long term deferred income tax liabilities totaled $568,467 and $0 as of September 30, 2010 and December 31, 2009, respectively. The deferred income tax liability at September 30, 2010 includes a tax basis difference related to the Company’s indefinite lived intangible asset, where the Company determined that it would no longer be able to support the use of the deferred tax asset related to its net operating losses to offset the liability.

The Company is currently evaluating the application of I.R.C. Section 382 concerning its change in ownership and potential limitations on its utilization of the net operating loss carryforwards to offset future taxable income.

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

The Company currently has pending other claims and complaints that arise in the ordinary course of the Company’s business.  The Company believes that it has meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on the Company’s consolidated financial position or results of operations if adversely determined against the Company.

In November 2002, the FASB issued Topics of the FASB ASC 460-10, “Guarantees” (“ASC 460-10”) and FASB ASC 850-10, “Related Party Disclosures” (”ASC 850-10”). The following is a summary of the Company’s agreements that it has determined are within the scope of ASC 460-10 and ASC 850-10:

•
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

•
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

	Three Months Ended
	September 30, 2010
	Talon	Trim	Tekfit	Consolidated
Net sales	$5,536,184	$3,735,984	$5,166	$9,277,334
Cost of goods sold	4,055,484	2,506,275	1,519	6,563,278
Gross profit	$1,480,700	$1,229,709	$3,647	2,714,056
Operating expenses				2,812,237
Loss from operations				$(98,181)

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	September 30, 2009
	Talon	Trim	Tekfit	Consolidated
Net sales	$5,822,906	$4,593,662	$10,196	$10,426,764
Cost of goods sold	4,638,128	2,831,826	6,107	7,476,061
Gross profit	$1,184,778	$1,761,836	$4,089	2,950,703
Operating expenses				2,749,795
Income from operations				$200,908

	Nine Months Ended
	September 30, 2010
	Talon	Trim	Tekfit	Consolidated
Net sales	$20,222,923	$12,257,577	$5,166	$32,485,666
Cost of goods sold	14,994,168	7,934,742	66,770	22,995,680
Gross profit	$5,228,755	$4,322,835	$(61,604)	9,489,986
Operating expenses				8,066,100
Income from operations				$1,423,886

	Nine Months Ended
	September 30, 2009
	Talon	Trim	Tekfit	Consolidated
Net sales	$16,851,258	$12,627,724	$47,301	$29,526,283
Cost of goods sold	13,100,408	7,905,553	24,005	21,029,966
Gross profit	$3,750,850	$4,722,171	$23,296	8,496,317
Operating expenses				7,998,534
Income from operations				$497,783

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company distributes its products internationally and has reporting requirements based on geographic regions.  Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment and intangible) is attributed to countries based on the location of the assets, as follows:

Sales:	Three Months ended September 30,		Nine Months ended September 30,
Country / Region	2010	2009	2010	2009
United States	$761,204	$829,381	$2,768,820	$2,398,991
Hong Kong	2,986,107	4,061,003	10,960,846	9,543,760
China	2,813,682	2,274,706	8,905,062	7,897,168
Bangladesh	557,798	375,463	1,945,097	1,515,876
Taiwan	158,508	280,123	1,094,619	775,675
India	227,787	334,214	760,982	1,158,650
Other	1,772,248	2,271,874	6,050,240	6,236,163
Total	$9,277,334	$10,426,764	$32,485,666	$29,526,283

	September 30,	December 31,
	2010	2009
Long-lived Assets:
United States	$4,705,359	$4,661,855
Hong Kong	946,916	1,193,617
China	197,423	236,768
Other	2,814	4,097
Total	$5,852,512	$6,096,337

Note 13.    Related Party Notes and Transactions

On July 30, 2010, the Company entered into a Recapitalization Agreement in which the Company issued Series B Preferred Stock in payment of all of the outstanding obligations owed by the Company to CVC under the Loan Agreement (See Note 7 and Note 8).  As a result of this transaction CVC (currently the sole holder of the Series B Preferred Stock) has become a majority stockholder in the company.  A $60,000 non-refundable fee was paid in consideration of CVC entering into an amendment to the Loan Agreement during the quarter ended September 30, 2010.  Commencing August 1, 2010, a $5,000 monthly debt monitoring fee was paid to CVC.

Colin Dyne, a former director of the Company in 2009 and through July 30, 2010, is also a director, officer and significant stockholder of People’s Liberation, Inc., the parent company of Versatile Entertainment, Inc. and William Rast Sourcing.  During the three and nine months ended September 30, 2010 the Company had sales of $8,770 and $77,081, respectively, to William Rast Sourcing and Versatile Entertainment.  During the three and nine months ended September 30, 2009 the Company had sales of $40,165 and $163,860, respectively, to William Rast Sourcing.  Accounts receivable of $34,493 and $41,200 were outstanding from William Rast Sourcing and Versatile Entertainment at September 30, 2010 and December 31, 2009, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note Receivable from Related Party, net at December 31, 2009 represented the unsecured note and accrued interest receivable due from Colin Dyne in the amount of $720,417, and included a valuation reserve for the full amount due. The note bore interest at 7.5% and was due on demand.  On June 29, 2010, the Company sold the Note Receivable with all of the Company’s rights, title and interest therein to a third party for cash proceeds of $275,000. The amount received was recorded as a recovery of bad debts.

In November 2009, the Company entered into an agreement to pay a commission to an affiliate of Colin Dyne equal to 7% of the collected revenues associated with the sales of products to selected retail brands, with 2% of the 7% earned applied to the note receivable balance. For the three and nine months ended September 30, 2010 commissions of $36,004 and $91,544 were paid in cash, respectively. For the nine months ended September 30, 2010 commissions of $27,057 were applied to the note receivable balance. No commissions were earned under this agreement in 2009.

Notes payable to related parties includes demand notes and advances to parties related to or affiliated with Mark Dyne, the Chairman of the Board of Directors of the Company and a significant stockholder.  The balance of demand notes payable and interest expense due to Mark Dyne and affiliated parties at September 30, 2010 and December 31, 2009 was $234,675 and $229,356, respectively.

Consulting fees to Diversified Consulting, LLC, a company owned by Mark Dyne, amounted to $0 and $46,772 for the three and nine months ended September 30, 2010, respectively.   The consulting arrangement terminated on March 20, 2010. As of September 30, 2010 and December 31, 2009 accrued consulting fees amounted to $158,289 and $200,870, respectively, due to Diversified Consulting, LLC. Consulting fees paid for the three and nine months ended September 30, 2009 were $37,500 and $112,500, respectively.

Interest paid to Diversified Consulting, LLC, amounted to $4,680 and $12,440 for the three and nine months ended September 30, 2010, respectively.   As of September 30, 2010 and December 31, 2009 accrued expenses includes associated interest on consulting fees in the amount of $39,995 and $50,698 due to Diversified Consulting, LLC.

Notes payable to related parties includes a note and associated interest due to Lonnie D. Schnell, the Chief Executive Officer and Chief Financial Officer of the Company. The note, issued on August 6, 2009 in partial satisfaction of 2008 annual incentive payments to which Mr. Schnell was entitled, bears 6% interest annually and the maturity date is the earlier of December 31, 2011 or ten days following Mr. Schnell’s employment termination date. The balance of the note payable and accrued interest expense due to Mr. Schnell at September 30, 2010 and December 31, 2009 was $38,192 and $36,516, respectively.

Note 14.    Subsequent Events

The Company evaluated subsequent events after the balance sheet date of September 30, 2010 through the date these unaudited financial statements were issued.

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

Talon International, Inc. designs, manufactures, sells and distributes apparel zippers, specialty waistbands and various apparel trim products to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We sell and market these products under various branded names including Talon® and Tekfit®.  We operate the business globally under three product groups.

We pursue the global expansion of Talon zippers through the establishment of Talon owned sales, distribution and manufacturing locations, strategic manufacturing relationships and joint ventures.   The manufacturing joint ventures, in combination with Talon owned and affiliated facilities under the Talon brand, improve our time-to-market by eliminating the typical setup and build-out phase for new manufacturing capacity throughout the world by sourcing, finishing and distributing to apparel manufacturers in their local markets.

Our trim business focuses on serving as an outsourced product development, sampling and sourcing department for the most demanding brands and retailers.  We believe that trim design differentiation among brands and retailers is a critical marketing tool for our customers.  By assisting our customers in the design, development, sampling and sourcing of trim, we generally achieve higher margins for our trim products, create long-term relationships with our customers, grow our sales to a particular customer by supplying trim for a larger proportion of their brands and better differentiate our trim sales and services from those of our competitors.   We are expanding our trim business globally, to better serve our apparel customers in the field, in addition to our brand and retail customer.  We believe we can lead the industry in trim sourcing by having strong relationships with our brand and retail customers and having a distributed service organization to serve our factory customers globally.

Our Tekfit business provides manufacturers with the patented technology, manufacturing know-how, equipment and materials required to produce an expandable waistband.    Our efforts to expand this product offering to other customers have been limited by a licensing dispute.  As described more fully in this report under Item 1. “Legal Proceedings”, we are presently in litigation with Pro-Fit Holdings Limited related to our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit’s patented technology.  The revenues we derive from the sale of products incorporating the stretch waistband technology represented less than 1% of our consolidated revenues for the three and nine months ended September 30, 2010 and 2009. Our business prospects for this group could be adversely affected if our dispute with Pro-Fit is not resolved in a manner favorable to us.

Results of Operations

The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.7	71.7	70.8	71.2
Gross profit	29.3	28.3	29.2	28.8
Sales and marketing expenses	9.1	5.9	7.0	6.9
General and administrative expenses	21.3	20.5	17.8	20.2
Interest expense, net	1.7	6.5	5.3	6.7
Loss on extinguishment of debt	6.2	-	1.8	-
Income taxes	4.4	1.6	1.7	0.9
Net loss	(13.4)%	(6.2)%	(4.4)%	(5.9)%

Sales

For the three and nine months ended September 30, 2010 and 2009, sales by geographic region based on the location of the customer as a percentage of sales were as follows:

	Three Months ended September 30,		Nine Months ended September 30,
Region	2010	2009	2010	2009
United States	8.2%	8.0%	8.5%	8.1%
Hong Kong	32.2	38.9	33.7	32.4
China	30.3	21.8	27.4	26.8
Bangladesh	6.0	3.6	6.0	5.1
Taiwan	1.7	2.7	3.4	2.5
India	2.5	3.2	2.3	3.9
Other	19.1	21.8	18.7	21.2
	100.0%	100.0%	100.0%	100.0%

A sharp retail industry decline that began late in 2008 as a result of the global recession significantly impacted the apparel industry and resulted in lower demand for all apparel products including our Talon zipper and trims products.  This recession has continued to impact the apparel industry and our customers in 2009 and 2010, and may continue to do so depending upon the global economic trends.

Sales for the three months ended September 30, 2010 were $9.3 million, $1.1 million or 11.0% lower than sales for the same period in 2009.  The decline reflects reduced demand from our customers during the quarter due to the continued impact of the previous recession and high unemployment on retail apparel sales, and consequently cautious industry outlooks and inventory purchase plans in 2010.

Sales for the nine months ended September 30, 2010 were $32.5 million, an increase of $3.0 million or 10.0%, from the same period in 2009.  The net increase reflects improved retail buying in the first half of 2010 and the replenishment of inventories in this period by major brands, in addition to the benefit of new programs and customers for our products.

Gross Profit

Gross profit for the three months ended September 30, 2010 was $2.7 million as compared to $3.0 million for the same period in 2009. The reduction in gross profit for the three months ended September 30, 2010 as compared to the same period in 2009 was principally attributable to lower overall sales volumes offset by improved product mix and lower contract services costs associated with quality control and product development and lower inventory obsolescence.

Gross profit for the nine months ended September 30, 2010 was $9.5 million as compared to $8.5 million for the same period in 2009. The increase in gross profit for the nine months ended September 30, 2010 as compared to the same period in 2009 was principally attributable to higher sales volumes and improved product mix offset by higher freight and duty costs, higher contract services costs for quality control and product development and higher inventory obsolescence.

A recap of the change in gross margin for the three and nine months ended September 30, 2010 as compared with the same period in 2009 is as follows:

	Three Months ended September 30, 2010 compared to same period in 2009		Nine Months ended September 30, 2010 compared to same period in 2009
	$ in 000’s(1)	%(1)	$ in 000’s(1)	%(1)
Gross profit increased (reduced) as a result of:
Higher (lower) volumes	(420)	(14.2)	1,111	13.0
Mix of products	165	5.6	103	1.2
Increased freight and duty costs	-	-	(23)	(0.3)
Reduced (increased) contract services and inventory obsolescence	18	0.6	(197)	(2.3)
Gross profit increase (reduction)	(237)	(8.0)	994	11.6

(1)	Represents the amount or percentage, as applicable, change in each item in the three and nine months ended September 30, 2010 period, as compared to the same period in 2009.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2010 were $0.8 million, or 9.1% of sales, as compared to $0.6 million, or 5.9% of sales, for the same period in 2009. Sales expenses increased due to the expansion of our sales force in the US during the third quarter of 2010.

Sales and marketing expenses for the nine months ended September 30, 2010 were $2.3 million, or 7.0% of sales, as compared to $2.0 million, or 6.9% of sales, for the same period in 2009. Sales expenses increased due to the expansion of our sales force in the US during the third quarter of 2010 offset by lower sales force expenses in Asia and reduced volume of sales.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2010 were $2.0 million, or 21.3% of sales, as compared with $2.1 million, or 20.5% of sales, for the same period in 2009. The reduction mainly reflects reduced professional fees, travel expenses and facilities expense offset by increased charges for non-cash compensation expenses.

General and administrative expenses for the nine months ended September 30, 2010 were $5.8 million, or 17.8% of sales, as compared with $6.0 million, or 20.2% of sales, for the same period in 2009. The $0.2 million reduction mainly reflects beneficial effect of the sale of the Note Receivable from Related party for $275,000 and other reductions to the allowance for doubtful accounts (together $0.4 million), reduced professional fees ($0.3 million) and reduced travel expenses and facilities expense ($0.3 million). The costs reductions were substantially offset by increased employee expenses ($0.6 million) and increased non-cash compensation and depreciation expenses ($0.2 million).

Interest expense and interest income

Interest expense for the three months ended September 30, 2010 decreased by approximately $521,000, as compared to the same period in 2009, to $163,000. Interest expense for the nine months ended September 30, 2010 decreased by approximately $200,000, as compared to the same period in 2009, to $1,783,000. The decreases were the result of the elimination of amounts owned under our former revolver and term notes with CVC that were converted into preferred stock as of July 30, 2010. (See Note 7 in the accompanying Notes to Consolidated Financial Statements).

Interest income for the three and nine months ended September 30, 2010 increased by approximately $2,000 and $29,000, respectively due primarily to the recognition of and collection of interest income on the Related Party note receivable (See Note 13 in the accompanying Notes to Consolidated Financial Statements).

A brief summary of interest expense and interest income is presented below:

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Amortization of deferred financing costs and debt discounts	$5,000	$372,117	$854,096	$1,071,457
Other interest expense	158,012	311,394	928,817	911,098
Interest expense	163,012	683,511	1,782,913	1,982,555
Interest income	(2,247)	(10)	(30,130)	(1,016)
Interest expense, net	$160,765	$683,501	$1,752,783	$1,981,539

Loss on extinguishment of debt

Loss on extinguishment of debt in the amount of $0.6 million was recorded during three and nine months ended September 30, 2010 as a result of the transactions pursuant to the Recapitalization Agreement between us and our lender on July 30, 2010. See Note 8 in the accompanying Notes to Consolidated Financial Statements.

Income taxes

Provision for income taxes for the three and nine months ended September 30, 2010 was approximately $412,000 and $543,000, respectively.  During the three months ended September 30, 2010 we recorded a deferred income tax liability in amount of approximately $568,000 due to a tax basis difference related to our indefinite lived intangible asset, where we determined that we would no longer be able to support the use of the deferred tax asset related to its net operating losses to offset the liability (See Note 10 in the accompanying Notes to Consolidated Financial Statements). The provision for income taxes other than this deferred income tax liability is mainly associated with our foreign operations. There is not sufficient evidence to ensure that it is more likely than not that we will be able to utilize our domestic operating loss carry forwards (as well as a portion of our foreign net operating loss carry forwards) to offset future taxable income and consequently the tax benefit of these losses are offset by a full valuation reserve provided against them.

Provision for income taxes for the three and nine months ended September 30, 2009 was approximately $165,000 and $267,000, respectively.

Liquidity and Capital Resources

The following table summarizes selected financial data at:

	($ in thousands)
	September 30,	December 31,
	2010	2009

Cash and cash equivalents	$2,017	$2,265
Total assets	$12,775	$13,834
Current liabilities	$6,719	$24,262
Long term liabilities	$1,285	$751
Preferred Stock	$17,152	$-
Stockholders’ Equity (deficit)	$(12,381)	$(11,179)
Total Equity and Preferred Stock	$4,771	$(11,179)

Our Loan Agreement with CVC as extended was scheduled to mature July 30, 2010 and all of the principal and interest arising under the Loan Agreement in the approximate amount of $16.7 million was due at maturity.  We did not have sufficient resources to pay this obligation on the maturity date.

On July 30, 2010, we entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with CVC in which we issued shares of Series B Preferred Stock in payment of all of the outstanding obligations owed under the Loan Agreement.    Concurrently, we amended the Loan Agreement to extend the term of the revolving credit facility for two years and modified its terms.  See Note 7 and Note 8 in the accompanying Notes to the Consolidated Financial Statements.

Cash and cash equivalents

Cash and cash equivalents decreased by approximately $248,000 at September 30, 2010 as compared to December 31, 2009, principally due to net cash used in financing activities related to preferred stock issuance costs incurred as part of the Recapitalization Agreement and the payment of loan modification fees (pursuant to Amendment No. 6 of the Loan Agreement dated July 30, 2010).

Cash provided by operating activities is our primary recurring source of funds, and reflects the net loss from operations excluding non cash charges, and changes in operating capital. The nine months ended September 30, 2010 reflected net cash provided by operating activities of approximately $116,000. The nine months ended September 30, 2009 reflected net cash used in operating activities of approximately $339,000.

The net cash provided by (used in) operating activities during the nine months ended September 30, 2010 and 2009 resulted principally from:

	($ in thousands)
	Nine Months ended September 30,
	2010	2009
Net income before non-cash expenses	$1,246	$363
Inventory reduction	255	40
Accounts receivable reduction (increase)	499	(8)
Accounts payable and accrued expenses reduction	(1,669)	(618)
Other reductions in operating capital	(215)	(116)
Cash provided by (used in) operating activities	$116	$(339)

Net cash (used in) investing activities for the nine months ended September 30, 2010 and 2009 was approximately $(44,000) and ($474,000), respectively.  The expenditures in the first nine months of 2009 were principally associated with the development of our new ERP system that was implemented in March 2009.

Net cash used in financing activities for the nine months ended September 30, 2010 was approximately $304,000 and reflects preferred stock issuance costs, payment of loan modification fees and repayment of borrowings under capital leases.  For the nine months ended September 30, 2009 net cash provided by financing activities was approximately $216,000 and primarily reflects the repayment of borrowings under capital leases and notes payable, net of borrowings under our revolver line of credit and term note.

On June 27, 2007, we entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with Bluefin Capital, LLC that provided for a $5.0 million revolving credit facility and a $9.5 million term loan, each with a three year term maturing June 30, 2010. Bluefin Capital subsequently assigned its rights and obligations under the Loan Agreement to an affiliate, CVC California, LLC (“CVC”).

Under the terms of the Loan Agreement, as amended, we were required to meet certain coverage ratios, and were subject to other restrictions including a restriction from declaring or paying a dividend prior to repayment of all the obligations. The financial covenants required that we maintain at the end of each fiscal quarter “EBITDA” (as defined in the agreement) of not less than $1.00 and in excess of ratios set out in the agreement for each quarter.

We failed to satisfy the EBITDA requirement for the quarter ended December 31, 2008 and March 31, 2009, and in connection with such failures, on March 31, 2009 we entered into an amendment to the Loan agreement with the lender that provided for the issuance of an additional term note in the principal amount of $225,210 in lieu of paying a cash waiver fee in connection with our failures to satisfy the EBITDA requirements; deferral of the term note quarterly interest payments of $215,000 due April 1, 2009; provided for a temporary increase to the borrowing base formulas and calculations under the revolving Loan Agreement; borrowed $125,000 previously paid under the term loan portion of the Loan Agreement; obtained a consent to allow us to sell equipment that had been designated as held for sale; and granted our lender the right to designate a non-voting observer to attend all meetings of our Board of Directors.

On June 30, 2010 the Loan Agreement was amended to extend the existing maturity date for an additional thirty days to July 30, 2010, when all of the principal and interest arising under the Loan Agreement in the approximate amount of $16.7 million became due. We did not have sufficient resources to pay this obligation on the maturity date.

On July 30, 2010, we entered into a Recapitalization Agreement in which we issued to CVC shares of Series B Preferred Stock in payment of all of the outstanding obligations owed by us under the Loan Agreement.  At that date, the Company had outstanding borrowings and accrued interest of $11,548,098 under the term notes, and $5,158,587 under the revolving credit note, all of which was exchanged for the Series B Preferred Stock. See Note 8 in the accompanying Notes to Consolidated Financial Statements.

In connection with the Recapitalization Agreement, we amended the Loan Agreement to extend the maturity date of the Loan Agreement from July 30, 2010 until July 31, 2012, reduced the maximum borrowings available under the Revolver to $3,000,000, amended the borrowing base to modify the advance rate applicable to eligible accounts receivable to 75% and modify the advance rate applicable to eligible inventory to 40%, eliminated loan maintenance fees, and modified the permissible amount of capital expenditures we can make in any fiscal year.  We paid CVC a non-refundable fee in the amount of $60,000 in consideration of CVC entering into the amendment.  Upon execution of the amendment, CVC waived all prior events of default under the Loan Agreement.

Borrowings under the Loan Agreement are secured by all of our assets. At September 30, 2010 we had no borrowings under the revolving credit facility portion of the Loan Agreement, and the term loans under the Loan Agreement were fully paid and cancelled. At December 31, 2009 our borrowings under the Revolver portion of the Loan Agreement was $4,988,988 and we did not have additional borrowings availability, and we had borrowings of $10,725,210 under the term notes issued under the Loan Agreement (discounted carrying value of $9,876,114).

We had financed equipment purchases through notes payable and capital lease obligations. Our current equipment obligations are approximately $25,000 and bear interest at rates of 8.0% and 15.4% per annum. Under these obligations, we are required to make monthly payments of principal and interest through June 2014.

The outstanding balance (including accrued interest) of our notes payable to related parties at September 30, 2010 and December 31, 2009 was approximately $273,000 and $266,000, respectively.  Included in this balance are demand notes which bear interest at 10% (balance as of September 30, 2010 and December 31, 2009 of approximately $235,000 and 230,000, respectively), have no scheduled monthly payments and are due within fifteen days following demand. The remainder of the notes payable to related parties includes our note payable to an officer for approximately $38,000 and $36,000 at September 30, 2010 and December 31, 2009, respectively. The note bears 6% interest annually and the maturity date is the earlier of December 31, 2011 or ten days following employment termination date.

We have satisfied our working capital requirements primarily through cash flows generated from operations and borrowings under our credit facility.  As we continue to expand globally with our apparel manufacturing in offshore locations, our customers are substantially all foreign-based and foreign-owned entities.  We continue to evaluate both financing and equity options to provide capital needed to fund our expansion and on-going operations. If we experience greater than anticipated reductions in sales, we may need to borrow or raise additional capital, or further reduce the scope of our business in order to fund our on-going operations or to satisfy our future short-term operating requirements.  The extent of our future long-term capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of possible acquisitions, our borrowing base availability limitations and our expansion into foreign markets.  Our need for additional long-term financing may include the integration and expansion of our operations to expend our Talon trade name, and the expansion of our operations in the Asian and European markets. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we may need to raise additional debt or equity financing in order to provide for our operations.

Contractual Obligations and off-Balance Sheet Arrangements

The following summarizes our contractual obligations at September 30, 2010 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period ($ in thousands)
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Notes payable to related parties	$273	$273	$-	$-	$-
Capital lease obligations	32	9	23	-	-
Operating leases	1,130	416	697	17	-
Other notes payable	62	62	-	-	-
Total Obligations	$1,497	$760	$720	$17	$-

(1)	The majority of notes payable to related parties is due upon or near demand for payment and includes accrued interest payable through September 30, 2010.

At September 30, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we do not have any of the risks associated with financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

See Note 13 in the accompanying Notes to Consolidated Financial Statements for a discussion of related party transactions.

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

The net bad debt expenses, recoveries and allowances for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Bad debt expenses for accounts receivable	$20,550	$38,717	$(41,801)	$116,090
Bad debt recoveries for accounts receivable	$-	$-	$(11,332)	$-
Related party note recovery	$-	$-	$(275,000)	$-
Allowance for doubtful accounts, accounts receivable	$172,082	$227,442	$172,082	$227,442
Allowance for doubtful accounts, related party	$-	$512,885	$-	$512,885

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

•
We record deferred tax assets and liabilities arising from temporary timing differences between recorded net income and taxable net income when and if we believe that future earnings will be sufficient to realize the tax benefit.  For those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided.  If we determine that we may not realize all of our deferred tax assets in the future, we will make an adjustment to the carrying value of the deferred tax asset, which would be reflected as an income tax expense.  Conversely, if we determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would be required to reverse the valuation allowance, which would be reflected as an income tax benefit. A deferred income tax liability related to indefinite lived intangibles should not be offset against deferred income tax assets. We believe that our estimate of deferred tax assets and liabilities and determination to record a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income, which is susceptible to change and dependent upon events that may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on the balance sheet and results of operations.  See Note 10 in the accompanying Notes to Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We currently have pending various other claims and complaints that arise in the ordinary course of our business.  We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on our consolidated financial condition if adversely determined against us.

Item 1A.    Risk Factors

Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Except as set forth below, no material change to such risk factors has occurred during the nine months ended September 30, 2010.

CVC California, LLC holds voting control of our outstanding voting securities, which could limit other stockholders’ ability to influence the outcome of key transactions.

With our entry into the Recapitalization Agreement on July 30, 2010, we issued to CVC Series B  Preferred Stock which upon conversion, when combined with the 1,750,000 shares of common stock already owned by CVC, represents 54.1% of the fully diluted number of shares of common stock and 69.6% of Talon’s outstanding voting securities immediately after the issuance of the Series B shares.  In addition the holders of Series B Preferred Stock have the right to elect a majority of our Board of Directors.  As a result, CVC has the voting power to determine the outcome of virtually any matter submitted to a vote of the holders of our common stock, including the election of a majority of the members of our Board of Directors and any change in control transaction. This concentration of ownership of our voting securities could have the effect of delaying or preventing a change of control of Talon or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock.

Item 5.      Other Information

Annual Meeting of Stockholders

Our 2010 Annual Meeting of Stockholders is scheduled to take place on November 19, 2010, beginning at 11:00 a.m. Pacific Standard Time.  The meeting will be held at Marriott Warner Center, 21850 Oxnard Street, Woodland Hills, California 91367. Record holders of outstanding shares of our common stock and Series B Preferred Stock as of the close of business on October 4, 2010 are entitled to vote at the Annual Meeting.  The definitive proxy statement for the Annual Meeting was mailed to stockholders on October 22, 2010.

Appointment of Director

Effective as of October 3, 2010, David Ellis was appointed to the Board of Directors to fill an existing vacancy.  Mr. Ellis was appointed to the Board by CVC, as the holder of all outstanding shares of Series B Preferred Stock, in accordance with the Recapitalization Agreement.

Mr. Ellis (age 46) is a co-founder of GemCap, an equity investor in low and middle-market sized companies and provider of asset-based loans, ranging from $1 million to $10 million, as a senior-secured lender.  Through 2006, Mr. Ellis served as the President of Buxbaum Group, which he initially joined in 1988.  Following a three-year hiatus from Buxbaum Group starting in 1991, Mr. Ellis rejoined the company in 1994.  Buxbaum Group consisted of the following five companies which reported to Mr. Ellis: Buxbaum Company, Buxbaum Group, Buxbaum-Century, BC Commercial Finance and Pathway Strategic Partners.  While at Buxbaum Group, Mr. Ellis gained twenty years of experience in the acquisition, insolvency and turnaround management businesses.

Mr. Ellis does not have any family relationships with any of our other directors or executive officers.  Prior to his appointment as a member of our Board of Directors, Mr. Ellis did not have any material relationship with us and no such relationship is currently proposed.

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

3.1.3	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-KSB, filed March 28, 2000.
3.1.4	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1.3 to Form 8-K filed on August 4, 2006.
3.1.5	Certificate of Ownership and Merger. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 20, 2007.
3.1.6	Certificate of Designation of Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 5, 2010.

Exhibit No.	Description
10.1	Recapitalization Agreement, dated June 30, 2010, between Registrant and CVC California, LLC. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 5, 2010.
10.2	Amendment No. 5 to Loan Agreement, dated June 30, 2010, between Registrant and CVC California, LLC. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 5, 2010.
10.3	Amendment No. 6 to Loan Agreement, dated July 30, 2010, between Registrant and CVC California, LLC. Incorporated by reference to Exhibit 10.3 to Form 8-K filed on August 5, 2010.
10.4	Amended and Restated Revolving Credit Note, dated July 30, 2010, made by Registrant in favor of CVC California, LLC. Incorporated by reference to Exhibit 10.4 to Form 8-K filed on August 5, 2010.
10.5	Stockholders Agreement, dated July 30, 2010, among Registration, CVC California, LLC, Lonnie D. Schnell and Larry Dyne. Incorporated by reference to Exhibit 10.5 to Form 8-K filed on August 5, 2010.
10.6+*	Employment Agreement, dated July 30, 2010, between Registrant and Lonnie D. Schnell. Incorporated by reference to Exhibit 10.6 to Form 8-K filed on August 5, 2010.
10.7+*	Employment Agreement, dated July 30, 2010, between Registrant and Larry Dyne. Incorporated by reference to Exhibit 10.7 to Form 8-K filed on August 5, 2010.
10.8+	Restricted Stock Unit Agreement, dated July 30, 2010, between Registrant and Lonnie D. Schnell. Incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 5, 2010.
10.9+	Restricted Stock Unit Agreement, dated July 30, 2010, between Registrant and Larry Dyne. Incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 5, 2010.
31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates a management contract or compensatory plan or arrangement.

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

Dated: November 12, 2010	/s/ Lonnie D. Schnell Lonnie D. Schnell Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ James E. Reeder James E. Reeder Vice President, Corporate Controller (Principal Accounting Officer)