Form 10-Q/A
period 2010-09-30
TALON INTERNATIONAL, INC.
filed 2010-11-17
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q on Form 10-Q/A (this "Amendment") amends Talon International, Inc.'s (the "Company") Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, originally filed on November 12, 2010 (the "Original Filing"). The Company is filing this Amendment to amend the disclosure contained in Item 1 of Part I, “Financial Statements.”  Subsequent to filing of the Original Filing, we identified a typographical error in the historical Consolidated Balance Sheets included in the Original Filing.  Specifically, the accounts payable figure shown as of December 31, 2009 was incorrect on the Consolidated Balance Sheets in the Original Filing.  Our previously filed Annual Report on Form 10-K and Quarterly Reports on Form 10-Q set forth the correct figure.

Pursuant to the rules of the Securities and Exchange Commission, Item 6 of Part II of the Original Filing has been amended to contain the currently-dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-Q/A as Exhibits 31.1 and 32.1.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART I.  FINANCIAL INFORMATION
Item 1.                 Financial Statements

TALON INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,016,648	$2,264,606
Accounts receivable, net	2,858,307	3,021,642
Inventories, net	1,279,391	1,679,302
Prepaid expenses and other current assets	354,283	240,554
Total current assets	6,508,629	7,206,104

Property and equipment, net	1,741,761	2,280,586
Intangible assets, net	4,110,751	4,110,751
Other assets	413,962	236,386
Total assets	$12,775,103	$13,833,827

Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,578,047	$6,337,368
Accrued director’s fee	399,825	426,125
Other accrued expenses	1,399,850	2,252,534
Revolver note payable	-	4,988,988
Term notes payable, net of discounts	-	9,876,114
Notes payable to related parties	272,867	265,871
Other notes and current portion of capital lease obligations	68,745	115,336
Total current liabilities	6,719,334	24,262,336

Capital lease obligations, net of current portion	19,049	23,477
Deferred income tax	568,467	-
Other liabilities	697,515	726,875
Total liabilities	8,004,365	25,012,688

Commitments and contingencies (Note 11)

Series B Convertible Preferred Stock, $0.001 par value; 407,160 shares authorized, issued and outstanding at September 30, 2010	17,152,196	-

Stockholders’ Equity (Deficit):
Series A Preferred Stock, $0.001 par value; 250,000 shares authorized; no shares issued or outstanding	-	-

Common stock, $0.001 par value, 100,000,000 shares authorized; 20,291,433 shares issued and outstanding at September 30, 2010 and December 31, 2009	20,291	20,291
Additional paid-in capital	56,693,948	55,070,568
Accumulated deficit	(69,135,825)	(66,344,009)
Accumulated other comprehensive income	40,128	74,289
Total stockholders’ equity (deficit)	(12,381,458)	(11,178,861)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$12,775,103	$13,833,827

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

PART II

OTHER INFORMATION

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

Dated: November 17, 2010	/s/ Lonnie D. Schnell Lonnie D. Schnell Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ James E. Reeder James E. Reeder Vice President, Corporate Controller (Principal Accounting Officer)