Form 10-K
period 2010-12-31
TALON INTERNATIONAL, INC.
filed 2011-03-28
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-13669

TALON INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4654481
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

21900 Burbank Blvd., Suite 270
Woodland Hills, California	91367
(Address of Principal Executive Offices)	(Zip Code)

(818) 444-4100
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registration is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

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
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At June 30, 2010, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $3,607,033.

At March 28, 2011 the issuer had 20,291,433 shares of Common Stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TALON INTERNATIONAL, INC.

Index

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

We were incorporated in the State of Delaware in 1997.  We were formed to serve as the parent holding company of Tag-It, Inc., a California corporation, Tag-It Pacific (HK) LTD, a BVI corporation, Tagit de Mexico, S.A. de C.V., A.G.S. Stationery, Inc., a California corporation, and Pacific Trim & Belt, Inc., a California corporation. All of these companies were consolidated under a parent limited liability company in October 1997 and became our wholly owned subsidiaries immediately prior to the effective date of our initial public offering in January 1998.  In 2000, we formed two wholly owned subsidiaries of Tag-It Pacific, Inc.:  Tag-It Pacific Limited, a Hong Kong corporation and Talon International, Inc., a Delaware corporation. During 2006 we formed two wholly owned subsidiaries of Talon International, Inc. (formerly Tag-It Pacific, Inc.): Talon Zipper (Shenzhen) Company Ltd. in China and Talon International Pvt. Ltd., in India. On July 20, 2007 we changed our corporate name from Tag-It Pacific, Inc. to Talon International, Inc.  Our website is www.talonzippers.com.

Index

Our website address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document.

Business Summary

We operate our business within three product groups, Talon, Trim and Tekfit.   In our Talon group, we design, engineer, test and distribute zippers under our Talon trademark and trade names to apparel brands and manufacturers.  Talon enjoys brand recognition in the apparel industry worldwide.  Talon is a 100-year-old brand, which is known for its quality and product innovation and was the original pioneer of the formed wire metal zipper for the jeans industry and is a specified zipper brand for manufacturers in the sportswear and outerwear markets worldwide.  We provide a line of high quality zippers, including a specialty zipper for kids clothing, for distribution to apparel manufacturers worldwide, including principally Hong Kong, China, Taiwan, India, Indonesia, Bangladesh, Mexico and Central America and we have sales and marketing teams in most of these areas. We have developed joint manufacturing arrangements in various geographical international local markets to manufacture, finish and distribute zippers under the Talon brand name. Our manufacturing partners operate to our specifications and under our quality requirements, compliance controls and our direct manufacturing and quality assurance supervision, producing finished zippers for our customers in their local markets.  Our operating structure allows us to significantly improve the speed at which we serve the market and to effectively expand the geographic footprint of our Talon products.

In our Trim products group, we act as a fully integrated single-source supplier, designer and sourcing agent of a full range of trim items for manufacturers of fashion apparel.  Our business focuses on servicing all of the trim requirements of our customers at the manufacturing and retail brand level of the fashion apparel industry. Trim items include labels, buttons, rivets, printed marketing material, polybasic, packing cartons and hangers.  Trim items comprise a relatively small part of the cost of most apparel products but comprise the vast majority of components necessary to fabricate and finish a typical apparel product.  We offer customers a one-stop outsource service for all zipper and trim related matters.  Our teams work with industry designers and function as an extension of their staff.

Our Trim products teams will collaborate with customers on their design vision and present examples of their vision in graphic form for all apparel accessory components.  We will design the buttons, snaps, hang tags, labels, zippers, zipper pullers and other items to meet the customers’ needs.  Once our customer selects the designs they prefer, our sourcing and production teams coordinate with our manufacturing partners worldwide to ensure the best manufacturing solution for the items being produced.  The proper manufacturing solution is a critical part of the expertise and service we provide to customers.  Selecting the best facility to ensure timely production, the proper finishes,  or other  material needs or manufacturing techniques to be used is critical.  We offer customers a depth and breadth of knowledge in the manufacturing of these products that our customers cannot otherwise achieve.  We are consistently innovating new items, manufacturing techniques and finishes; introducing many new, fresh and unique ideas to our customers.  Once our customers make a final decision on the accessories that will be used on their garments, we are typically identified as the sole or preferred source supplier for the project, and our customer’s factories are then directed to purchase the products directly from us.  Throughout the garment manufacturing process, we consistently monitor the timing and accuracy of the production items until finally delivered to our customer’s apparel factories.

Index

We also serve as a specified supplier in our zipper and trim products for a variety of major retail brand and private-label oriented companies.  A specified supplier is a supplier that has been approved for its quality and service by a major retail brand or private-label company.  Apparel contractors manufacturing for the retail brand or private-label company must purchase their zipper and trim components from a supplier that has been specified.  We seek to expand our services as a supplier of select items for such customers, to being a preferred or single-source provider of the entire customer’s authorized trim and zipper requirements.  Our ability to offer a full range of trim and zipper products is attractive to brand name and private-label oriented customers because it enables the customer to address their quality and supply needs for all of their trim requirements from a single source, avoiding the time and expense necessary to monitor quality and supply from multiple vendors and manufacturer sources. Becoming a specified supplier to brand customers gives us an advantage to become the preferred or sole vendor of trim and zipper items for all apparel manufacturers contracted for production for that brand name.

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

Recapitalization Agreement

On July 30, 2010, we entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with CVC California, LLC (“CVC”), pursuant to which we issued to CVC an aggregate of 407,160 shares of a newly created senior series of preferred stock, designated Series B Convertible Preferred Stock, in payment of an aggregate of $16,706,685 owed by us to CVC under our Loan Agreement with CVC.  Each share of Series B Preferred Stock is convertible into 100 shares of Common Stock.  The Series B Preferred Stock has other rights, preferences, privileges and restrictions, including a liquidation preference, redemption rights and class voting rights, which are summarized in Note 5 in the accompanying Notes to Consolidated Financial Statements.

In connection with the Recapitalization Agreement, four members resigned from the Company’s Board of Directors and three members were appointed to the Board of Directors to fill the vacancies caused by such resignations.  The Board of Directors currently consists of five members, and three members were designated by the Series B Preferred Stockholders to serve as Series B Directors.

Concurrently with execution of the Recapitalization Agreement, we entered into a Stockholders Agreement with CVC, and with Lonnie D. Schnell, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of the Company, and Larry Dyne, President of the Company, pursuant to which:

•
Messrs. Schnell and Dyne agreed with CVC to vote their shares of Talon voting stock in favor of a merger or consolidation of the company into or with another corporation or any share exchange, business combination or other such transaction in which we are a constituent party, or any sale of all or substantially all of our assets (a “Triggering Transaction”), in each case to the extent such transaction is first approved by CVC.

•
CVC agreed with us that in connection with any director nominees to be submitted to holders of our common stock for election at a stockholders’ meeting, a committee of our Board comprised solely of directors then serving on the Board who were not elected or appointed by holders of Series B Preferred Stock, acting by majority vote, shall have the right to designate all of the Board’s nominees for director to be elected by holders of our Common Stock.

•
CVC agreed with us that in connection with any election of directors submitted to our stockholders for election at a stockholders’ meeting, CVC will attend the stockholders’ meeting, in person or by proxy, and vote (or cause to be voted) all of CVC’s shares of our voting stock in favor of the Board’s nominees for director.

Index

•
Messrs. Schnell and Dyne provided CVC with a right of first refusal with respect to any shares of our voting securities that Messrs. Schnell and Dyne propose to sell in a private placement transaction, and agreed to provide CVC with advance notice of their intent to sell the Company’s voting securities in any public sale transaction.

•
CVC provided Messrs. Schnell and Dyne with a tag-along right, providing Messrs. Schnell and Dyne with the right to sell their shares of our voting securities in a transaction where CVC is selling its shares of our voting securities.

•
CVC agreed with us not to sell or otherwise transfer its shares of our voting securities, or to vote its shares of the Company’s voting securities in favor of any Triggering Transaction, at any time on or before July 31, 2011, other than in connection with a transaction that is approved by a majority of our voting shares (where, in calculating such majority, the votes attributable to CVC’s shares of our voting securities are excluded in the numerator but included in the denominator).

•
We provided CVC with a preemptive right, pursuant to which CVC will have the right, subject to certain exceptions set forth in the Stockholders Agreement, to acquire in a subsequent issuance of securities by us a number of offered securities that will allow CVC to maintain its percentage ownership of our voting securities.

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

For further details on the transaction, see Notes 4 and 5 in the accompanying Notes to Consolidated Financial Statements.

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

We expand our distribution of Talon zippers through the establishment of a combination of Talon owned sales, distribution and manufacturing locations, strategic distribution relationships and joint ventures.  These distributors and manufacturing joint ventures, in combination with Talon owned and affiliated facilities under the Talon brand, improve our time-to-market by allowing us to source, finish and distribute to apparel manufacturers in their local markets.   The branded apparel zipper market is dominated by one company and we have positioned Talon to be a viable global alternative to this competitor and capture an increased market share position.  We leverage the brand awareness of the Talon name by branding other products in our line with the Talon name.

Index

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

Tekfit - We distribute a proprietary stretch waistband under our Exclusive License and Intellectual Property Rights agreement with Pro-Fit Holdings, Limited. The agreement gives us the exclusive rights to sell or sublicense stretch waistbands manufactured using the patented technology developed by Pro-Fit for garments (manufactured anywhere in the world) offered for sale in the U.S. market and for all U.S. brands for the life of the patent.  We offer apparel manufacturers advanced, patented fabric technologies to utilize in their garments under the Tekfit name.  This technology allows fabrics to be altered through the addition of stretch characteristics resulting in greatly improved fit and comfort.  Pant manufacturers use this technology to build-in a stretch factor into standard waistbands that does not alter the appearance of the garment, but will allow the waist to stretch out and back by as much as two waist sizes.

Our efforts to offer this product technology to customers have been limited by a licensing dispute.  As described more fully in Item 3 “Legal Proceedings”, we are  in litigation with Pro-Fit with respect to our exclusively licensed rights to sell or sublicense stretch waistbands manufactured using this patented technology.  The revenues we derive from the sales of products incorporating the stretch waistband technology have represented only a small portion of our consolidated revenue for the years 2010, 2009 and 2008 as a consequence of this litigation.

 The percentages of total revenue contributed by each of our three primary product groups for the last three fiscal years are as follows:

	Year Ended December 31,
	2010	2009	2008
Product Group Net Sales:
Talon zipper	59.1%	55.1%	59.0%
Trim	40.8%	44.7%	40.6%
Tekfit	0.1%	0.2%	0.4%

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

Index

Many specialty design companies with which we compete have limited engineering, sourcing or manufacturing experience.  These companies create products or designs that often cannot be implemented due to difficulties in the manufacturing process, the expenses of required materials, or a lack of functionality in the resulting product.  We design products to function within the limitations imposed by the applicable manufacturing framework.  Using our manufacturing experience, we ensure delivery of quality products and minimize the time-consuming delays that often arise in coordinating the efforts of independent design houses and manufacturing facilities.  By supporting our material procurement and product manufacturing services with design services, we reduce development and production costs and deliver products to our customers sooner than many of our competitors.  Our development costs are low, most of which are borne by our customers.  Our design teams are based in our U.S. and Asian facilities.

Customers

We have more than 850 active customers.  Our customers include the designated suppliers of well-known apparel retailers and brands, such as Vans, Victoria’s Secret, Tom Tailor, Abercrombie and Fitch, Polo Ralph Lauren, Fila, Phillips-Van Heusen, Reebok and Juicy Couture, among others.  Our customers also include contractors for specialty retailers such as Express and mass merchant retailers such as Wal-Mart, Kohl’s, J.C. Penney and Target.

For the years ended December 31, 2010, 2009 and 2008, our three largest customers represented approximately 9%, 9% and 8%, respectively, of consolidated net sales.

Sales and Marketing

We sell our products through our own sales force based in the United States, Hong Kong, China, India, Indonesia, Taiwan, and Bangladesh.  We contract with outside sales representatives in the U.S. and Europe, and we develop Central America opportunities through our U.S. sales force and outside sales representatives. We also employ customer service representatives who are assigned to key customers and provide local customer service support.  We have developed relationships with our major customers at senior levels and our sales teams actively participate with these customers in their marketing and sales programs and sales strategies.  When we become the outsourcing vendor for a customer’s packaging or trim requirements, we position ourselves as if we are an in-house department of the customer’s zipper and trim procurement operation.

Sourcing and Assembly

We have developed expertise in identifying high quality materials, competitive prices and approved manufacturers for particular products and materials and ensuring strict adherence to quality manufacturing processes and materials.  Our expertise enables us to produce a broad range of apparel accessories and trim products at competitive prices. The majority of products that we procure and distribute are purchased on a finished good basis, manufactured by our partners and under our direct oversight and scrutiny.  Raw materials used to manufacture or assemble all of our products are available from numerous sources and are in adequate supply.  We purchase products only from  qualified material suppliers, and guarantee our customers that all materials used in the manufacture of our products are fully compliant with all government regulations and controls over Restricted Substances.

Index

We develop product artwork and any necessary dies and molds used to design and manufacture our products.  Products that we design and sell are produced by manufacturing partners under our direct supervision or through joint manufacturing arrangements.  We are confident in our ability to identify, secure and maintain high quality manufacturing sources. We intend to continue to outsource production to qualified vendors, particularly with respect to manufacturing activities that require substantial investment in capital equipment.

Principally through our Asian facilities, we distribute Talon zippers, trim items and apparel accessories and oversee the manufacture and distribution of the full range of our products.  Our Asian facilities supply customers on numerous significant zipper and trim programs, and serve these customers worldwide.

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

We also rely on our Exclusive License and Intellectual Property Rights agreement with Pro-Fit to sell our Tekfit stretch waistbands, which grants us the right to market stretch waistbands manufactured under this patented technology for sale in the U.S. market and for all U.S. brands.  These license rights are for the duration of the patents and trade secrets licensed under the agreement.  We are in litigation with Pro-Fit relating to our rights under the agreement, as described more fully elsewhere in this report.

Seasonality

We typically experience seasonal fluctuations in sales volume.  These seasonal fluctuations result in sales volume decreases in the first and fourth quarters of each year due to the industry seasonal fluctuations experienced by the majority of our customers, adjusted by the lead-times required for garment manufacturing and distribution in their markets.  The apparel accessory industry typically experiences higher sales volume in the second quarter in preparation for back-to-school purchases and in the third quarter in preparation for year-end holiday purchases. Lead-times of our products to the garment manufacturers are short and backlogs of sales orders are not  material in the products and industries in which we compete. This reduces the predictability of sales and reinforces the volatility of the industry’s cyclical buying patterns on our sales volume.

Inventories

In order to meet the rapid delivery requirements of our customers, we may be required to purchase inventories of raw materials based upon projections made by our customers. In these cases we may carry a substantial amount of inventory on their behalf.  We manage this risk by obtaining customer commitments to purchase any excess materials or inventories.  These commitments provide that in the event that inventories remain with us in excess of the apparel program life or the termination of production of a customer’s product line related to the inventories, the customer is required to purchase the inventories from us under normal invoice and selling terms.  While these agreements provide us some advantage in the negotiated disposition of these inventories, we cannot be assured that our customers will complete these agreements or that we can enforce these agreements without adversely affecting our business operations.

Competition

We operate in highly competitive and fragmented segments of the apparel industry that include numerous local and regional companies that provide some or all of the products we offer.  We also compete with United States and international design companies, distributors and manufacturers of tags, trim, packaging products and zippers. Some of our competitors, including YKK and Avery Dennison Corporation have greater name recognition, longer operating histories and greater financial and other resources.

Index

Because of our integrated materials,  manufacturing and assembly capabilities and our full-service zipper and trim solutions, we believe that we are able to effectively compete for our customers’ business, particularly where our customers require a high level of confidence regarding compliance with Restricted Substance regulations, and with the effective coordination of separately sourced production functions.  We believe that we successfully compete in our industry by offering superior product pricing, quality, customer service, design capabilities, delivery lead times and complete supply-chain management.  We also believe the Talon brand name and the quality of our Talon brand zippers allows us to gain market share in the apparel accessory industry.  The unique stretch quality of our Tekfit waistbands will also allow us to compete effectively in the market for waistband components.

Segment Information

We operate in one industry segment, the distribution of a full range of apparel zipper and trim products to manufacturers of fashion apparel, specialty retailers and mass merchandisers.  We separately report our revenues and gross margins by our selling groups in this segment to the extent these are distinguished and separate.

Financial Information about Geographic Areas

The majority of our products sold are for use by U.S. and European based brands, retailers and manufacturers.  The majority of these customers produce their products or outsource the production of their products in manufacturing facilities located outside of the U.S. or Europe, primarily in China, Taiwan, India, Indonesia, Bangladesh and Central America.

A summary of our domestic and international net sales and long-lived assets is set forth in Item 8 of this Annual Report on Form 10-K, Note 10 in the accompanying Notes to Consolidated Financial Statements.

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

Employees

As of December 31, 2010, we had approximately 168 full-time employees including 25 in the United States, 48 employees in Hong Kong, 91 employees in the Peoples Republic of China, 2 in India, 1 in Indonesia, and 1 in Taiwan.  Our labor forces are non-union.  We believe that we have satisfactory employee and labor relations.

Corporate Governance and Information Related to SEC Filings

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form  8-K and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website,  www.talonzippers.com (in the “Investor” section, as soon as reasonably practical after electronic filing with or furnishing of such material to the SEC). We make available on our website our (i) shareholder communications policies, (ii) Code of Ethical Conduct and (iii) Employee Complaint Procedures for Accounting and Auditing Matters. These materials are also available free of charge in print to stockholders who request them by writing to: Investor Relations, Talon International, Inc., 21900 Burbank Boulevard, Suite 270, Woodland Hills, CA  91367.  Our website address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document.

Index

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

Our results of operations depend to a significant extent upon the commercial success of our larger customers.  If these customers fail to purchase our products at anticipated levels, or our relationship with these customers or the retailers they serve terminates, it may have an adverse effect on our results because: we may lose a primary source of revenue if these customers choose not to purchase our products or services; we may lose the nomination of the retailer or brand; we may not be able to recoup development and inventory costs associated with this customer; and we may not be able to collect our receivables from them.

U.S. and global financial and economic uncertainties could negatively affect our business, results of operations and financial condition.

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers, which are served by many of our largest customers. The worldwide apparel industry is heavily influenced by general economic cycles. Purchases of fashion apparel and accessories tend to decline in periods of uncertainty or recession regarding future economic prospects, as disposable income declines. Many factors affect the level of consumer spending in the apparel industries, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, or maintain our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by weak or downward trends in the United States or global economy.

The loss of key management and sales personnel could adversely affect our business, including our ability to obtain and secure accounts and generate sales.

Our success has and will continue to depend upon key management and sales personnel, many of whom would be difficult to replace.  The loss of the services of key employees could have a material adverse effect on our business, including our ability to establish and maintain client relationships.  Our future success will depend in large part upon our ability to attract and retain personnel with a variety of sales, operating and managerial skills.

Global credit conditions may increase our credit risks.

Most of our customers are extended credit terms which are approved by us internally.  While we attempt to cover as much of our credit risks as possible, not all of our risks can be fully covered due to the countries we operate in or the current credit conditions. Such exposure may translate into losses should there be any adverse changes to the financial condition of  customers.

We operate in an industry that is subject to significant fluctuations in operating results that may result in unexpected reductions in revenue and stock price volatility.

We operate in an industry that is subject to seasonal and operational fluctuations that can significantly impact our results from quarter to quarter.  Factors that may influence our quarterly operating results include:

Index

•	The volume and timing of customer orders received during the quarter;

•	The timing and magnitude of customers’ marketing campaigns;

•	The loss or addition of a major customer or of a major retailer nomination;

•	The availability and pricing of materials for our products;

•	The increased expenses incurred in connection with the introduction of new products;

•	Currency fluctuations;

•	Political factors that may affect the expected flow of commerce;

•	Delays caused by third parties; and

•	Changes in our product mix or in the relative contribution to sales of our subsidiaries.

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

Our products are produced under strict supervision and controls to ensure that all materials and manufacturing processes comply with the industry and governmental regulations governing the markets in which these products are sold.  However, if these controls fail to detect or prevent non-compliant materials from entering the manufacturing process, our products could cause damages to our customer’s products or processes and could also result in fines being incurred.  The possible damages, replacement costs and fines could significantly exceed the value of our products and these risks may not be covered by our insurance policies.

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

Most of our customers are in the apparel industry.  The apparel industry historically has been subject to substantial cyclical variations.  Our business has experienced significant cyclical fluctuations due, in part, to customer buying patterns, which may result in periods of low sales usually in the first and fourth quarters of our financial year. Backlogs of sales orders are not considered material in the industries in which we compete, which reduces the predictability of revenues and reinforces the volatility of these cyclical buying patterns on our sales volume.

Index

If we experience disruptions at any of our foreign facilities, we will not be able to meet our obligations and may lose sales and customers.

Currently, we do not operate duplicate facilities in different geographic areas.  Therefore, in the event of a regional disruption where we maintain one or more of our facilities, it is unlikely that we could shift our operations to a different geographic region and we may have to cease or curtail our operations in a selected area.  This may cause us to lose sales and customers.  The types of disruptions that may occur include:

•	Foreign trade disruptions;

•	Import restrictions;

•	Labor disruptions;

•	Embargoes;

•	Government intervention;

•	Natural disasters; or

•	Regional pandemics.

Counterfeit products are not uncommon in the apparel industry and our customers may make claims against us for products we have not produced, adversely impacting us by these false claims.

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

On occasion, we have discovered that certain Chinese factories had counterfeited Talon zippers. We undertake efforts to eliminate and prosecute all offenders. Counterfeiting of known quality brand products is commonplace within China and in particular where retailers limit their sources to recognized brands such as Talon.  The full extent of counterfeiting of Talon products, its effect on our business operations and the costs to investigate and eliminate this activity are ongoing and are generally undeterminable.  However, based upon evidence available, we believe the impact is not significant to our current overall operations.  We continue to work closely with major retailers to identify these activities within the marketplace and will aggressively combat these efforts worldwide to protect the Talon brand.

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

To the extent that we fail to adequately update and maintain the hardware and software implementing our integrated systems, our customers may be delayed or interrupted due to defects in our hardware or our source code.  In addition, since our software is Internet-based, interruptions in Internet service generally can negatively impact our ability to use our systems to monitor and manage various aspects of our customer’s needs.  Such defects or interruptions could result in lost revenues and lost customers.

Index

The future prospects for our Tekfit product group could be adversely affected if we are unsuccessful in resolving a dispute that now exists regarding our rights under our exclusive license and intellectual property agreement with Pro-Fit.

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

We are defendants in various litigation matters. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been named a party and we intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. We maintain product liability and director and officer insurance that we regard as reasonably adequate to protect us from potential claims; however, we cannot assure adequacy to cover any losses, or that we will be able to maintain our current levels of insurance at a reasonable cost or at all.

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

We may consider strategic acquisitions as opportunities arise.  Acquisitions involve numerous risks, including diversion of our management’s attention away from our operating activities.  We cannot assure you that we will not encounter unanticipated problems or liabilities relating to the integration of an acquired company’s operations, nor can we assure you that we will realize the anticipated benefits of any future acquisitions.

Index

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

Our business strategy may include expansion through internal growth, by acquiring complementary businesses or by establishing strategic relationships with targeted customers and suppliers.  In order to do so, or to fund our other activities, we may issue additional equity securities that could dilute our stockholders’ value.  We may also assume additional debt and incur impairment losses to our intangible assets if we acquire another company.

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

Index

CVC holds voting control of our outstanding voting securities, which could limit other stockholders’ ability to influence the outcome of key transactions.

With our entry into the Recapitalization Agreement, we issued to CVC Series B Preferred Stock which upon conversion, when combined with the 1,750,000 shares of common stock already owned by CVC, represents 54.1% of the fully diluted number of shares of common stock and 69.6% of our company’s current outstanding voting securities immediately after the issuance of the Series B Preferred Stock.  In addition, the holders of Series B Preferred Stock have the right to elect a majority of our Board of Directors.  As a result, CVC has the voting power to determine the outcome of any matter submitted to a vote of the holders of our common stock, including the election of a majority of the members of our Board of Directors and any change in control transaction. This concentration of ownership of our voting securities could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock.

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

Our headquarters are located in the greater Los Angeles area, in Woodland Hills, California, where we lease approximately 7,135 square feet of administrative and product development space.  In addition to the Woodland Hills facility, we lease 390 square feet of office space in New York; 1,400 square feet of office space in Columbus, Ohio; 2,132 square feet of warehouse space in Grover, North Carolina; 450 square feet of office in Mt. Holly, North Carolina; 18,502 square feet of office and warehouse space in Kwun Tong, Hong Kong, Taipei, Taiwan and Jakarta, Indonesia; 13,742 square feet of offices and showroom space in Shenzhen, China; office space square footage totaling 1,615  in Shanghai, China; and 4,100 square feet of warehouse space in Santiago, Dominican Republic. The lease agreements related to these properties expire at various dates through October 2014.  We believe our existing facilities are adequate to meet our needs for the foreseeable future.

Index

ITEM 3.	LEGAL PROCEEDINGS

On April 16, 2004, we filed suit against Pro-Fit Holdings, Limited in the U.S. District Court for the Central District of California – Tag-It Pacific, Inc. v. Pro-Fit Holdings, Limited, CV 04-2694 LGB (RCx) – asserting various contractual and tort claims relating to our exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages.  It is our position that the agreement with Pro-Fit gives us exclusive rights in certain geographic areas to Pro-Fit’s stretch and rigid waistband technology.  We also filed a second civil action against Pro-Fit and related companies in the California Superior Court which was removed to the United States District Court, Central District of California.  In the second quarter of 2008, Pro-Fit and certain related companies were placed into administration in the United Kingdom and filed petitions under Chapter 15 of Title 11 of the United States Code. As a consequence of the chapter 15 filings, all litigation by us against Pro-Fit has been stayed.  We have incurred significant legal fees in this litigation, and unless the case is settled or resolved, may continue to incur additional legal fees in order to assert its rights and claims against Pro-Fit and any successor to those assets of Pro-Fit that are subject to our exclusive license and intellectual property agreement with Pro-Fit and to defend against any counterclaims.

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

Common Stock

Our common stock is currently listed on the OTCQB under the trading symbol “TALN”. Prior to February 22, 2011, our common stock had been quoted on the OTC Bulletin Board under the symbol “TALN” since December 28, 2007.  The following table sets forth the high and low sales prices for the Common Stock as reported by the OTC Bulletin Board during the periods indicated. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Year ended December 31, 2010
1st Quarter.	$0.13	$0.05
2nd Quarter	0.20	0.09
3rd Quarter	0.25	0.11
4th Quarter	0.19	0.09

Year ended December 31, 2009
1st Quarter.	$0.14	$0.06
2nd Quarter	0.20	0.07
3rd Quarter	0.11	0.05
4th Quarter	0.09	0.05

Index

On March 25, 2011 the closing sales price of our common stock as reported on the OTCQB was $0.14 per share.  As of March 25, 2011, there were 22 recorded holders of our common stock and approximately 81.6% of our outstanding shares are held by brokers and dealers.

Dividends

We have never paid dividends on our common stock.  We are restricted from paying dividends under our senior secured credit facility.  It is our intention to retain future earnings for use in our business.

Performance Graph

The following graph sets forth the percentage change in cumulative total stockholder return of our common stock during the period from December 31, 2005 to December 31, 2010, compared with the cumulative returns of the American Stock Exchange Market Value (U.S. & Foreign) Index and The Dow Jones U.S. Clothing & Accessories Index.  The comparison assumes $100 was invested on December 31, 2005 in our common stock and in each of the foregoing indices.  The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Talon International, Inc., the NYSE Amex Composite Index
and the Dow Jones US Clothing & Accessories Index

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2011 Dow Jones & Co. All rights reserved.

Index

Cumulative Total Return
	12/05	12/06	12/07	12/08	12/09	12/10

Talon International, Inc.	100.00	286.11	112.50	30.56	25.00	29.17
NYSE Amex Composite	100.00	119.54	144.62	87.02	118.50	152.13
Dow Jones US Clothing & Accessories	100.00	123.95	93.27	56.19	95.85	137.73

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

Index

	(In thousands except per share data)
	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data:
Talon zippers net sales	$24,517	$21,341	$28,429	$21,160	$17,005
Trim net sales	16,936	17,274	19,537	18,689	22,503
Tekfit net sales	7	61	205	681	9,317
Total net sales	$41,460	$38,676	$48,171	$40,530	$48,825
Income (loss) from operations (1)	$1,471	$289	$(5,962)	$(3,171)	$1,331
Net income (loss) (2)	$(1,467)	$(2,693)	$(8,359)	$(4,922)	$309
Available to Preferred Shareholders	(2,017)	-	-	-	-
Net income (loss) applicable to common shareholders	$(3,484)	$(2,693)	$(8,359)	$(4,922)	$309
Basic and diluted net income (loss) per share applicable to Common Shareholders	$(0.07)	$(0.13)	$(0.41)	$(0.24)	$0.02
Available to Preferred Shareholders	(0.10)	-	-	-	-
Basic and diluted net income (loss) per share applicable to Common Shareholders	$(0.17)	$(0.13)	$(0.41)	$(0.24)	$0.02
Weighted average shares outstanding – basic	20,291	20,291	20,291	20,156	18,377
Weighted average shares outstanding – diluted	20,291	20,291	20,291	20,156	18,956
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,795	$2,265	$2,400	$2,919	$2,935
Total assets	$13,828	$13,834	$15,603	$21,684	$25,694
Notes payable and capital lease obligations (2)	$362	$15,270	$13,316	$12,696	$16,214
Series B Convertible Preferred Stock	$17,820	$-	$-	$-	$-
Stockholders’ Equity (Deficit)	$(12,801)	$(11,179)	$(8,762)	$(717)	$1,686
Total liabilities, Preferred Stock and Stockholders’ equity (Deficit)	$13,828	$13,834	$15,603	$21,684	$25,694
Per Share Data:
Net book value per common share	$(0.63)	$(0.55)	$(0.43)	$(0.04)	$0.09
Common shares outstanding	20,291	20,291	20,291	20,291	18,466

(1)	Income (loss) from operations for each fiscal year includes the following items (in thousands):

	2010	2009	2008	2007	2006
Inventory Impairment	$-	$-	$(692)	$-	$-
Losses from a former customer and impairment of related marketable securities	$-	$-	$(1,040)	$(1,088)	$-
Executive severance	$-	$-	$(724)	$-	$-
Related party note receivable recovery (impairment)	$275	$(200)	$(474)	$-	$-
Prior years consulting fees	$-	$(201)	$-	$-	$-
Impairment charges Idle Equipment and Building	$-	$-	$(2,430)	$(127)	$-
Combined	$275	$(401)	$(5,360)	$(1,215)	$-

(2)
Loss on extinguishment of debt was included in the net loss for the year ended December 31, 2010 in amount of approximately $571,000, see note 5 in the accompanying Notes to Consolidated Financial Statements.

Index

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

We pursue the global expansion of our business through the establishment of Talon owned sales, distribution and manufacturing locations, strategic manufacturing relationships and joint ventures.  The manufacturing joint ventures, in combination with Talon owned and affiliated facilities under the Talon brand, improve our time-to-market throughout the world by sourcing, finishing and distributing to apparel manufacturers in their local markets.

Our business focuses on serving as an outsourced trim supplier, product development, sampling and sourcing department for the most demanding brands and retailers.  We believe that design differentiation among brands and retailers is a critical marketing tool for our customers.  By assisting our customers in the design, development, sampling and sourcing of all trim components, we generally achieve higher margins for our products, create long-term relationships with our customers, grow our sales to a particular customer by supplying a larger proportion of their brands and better differentiate our sales and services from those of our competitors.   We are expanding our business globally, to better serve our apparel customers in the field, in addition to our brand and retail customer.  We believe we can lead the industry in apparel accessories by having strong relationships with our brand and retail customers and having a distributed service organization to serve our factory customers globally.

Index

Our Tekfit business provides manufacturers with the patented technology, manufacturing know-how, equipment and materials required to produce an expandable waistband.    Our efforts to promote this product to customers have been limited by a licensing dispute.  As described more fully in this report under Item 1. “Legal Proceedings”, we are in litigation with Pro-Fit Holdings Limited related to our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit’s patented technology.  Consequently, the revenues we derived from the sale of products incorporating the stretch waistband technology represented less than 1% of our consolidated net sales for the years ended December 31, 2010, 2009 and 2008.

Recapitalization Transaction

On July 30, 2010, we entered into a Recapitalization Agreement with CVC, pursuant to which we issued to CVC an aggregate of 407,160 shares of a newly created senior series of preferred stock, designated Series B Convertible Preferred Stock, in payment of an aggregate of $16,706,685 owed by us to CVC under our Loan Agreement with CVC.  Each share of Series B Preferred Stock is convertible into 100 shares of Common Stock.  The Series B Preferred Stock has other rights, preferences, privileges and restrictions, including a liquidation preference, redemption rights and class voting rights, which are summarized in Note 5 in the accompanying Notes to Consolidated Financial Statements.

In connection with the Recapitalization Agreement, four members resigned from the Company’s Board of Directors and three members were appointed to the Board of Directors to fill the vacancies caused by such resignations.  The Board of Directors currently consists of five members, and three members were designated by the Series B Preferred Stockholders to serve as Series B Directors.

Concurrently with execution of the Recapitalization Agreement, we entered into a Stockholders Agreement with CVC, and with Lonnie D. Schnell, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of the Company, and Larry Dyne, President of the Company, pursuant to which:

•
Messrs. Schnell and Dyne agreed with CVC to vote their shares of Talon voting stock in favor of a merger or consolidation of the company into or with another corporation or any share exchange, business combination or other such transaction in which we are a constituent party, or any sale of all or substantially all of our assets (a “Triggering Transaction”), in each case to the extent such transaction is first approved by CVC.

•
CVC agreed with us that in connection with any director nominees to be submitted to holders of our common stock for election at a stockholders’ meeting, a committee of our Board comprised solely of directors then serving on the Board who were not elected or appointed by holders of Series B Preferred Stock, acting by majority vote, shall have the right to designate all of the Board’s nominees for director to be elected by holders of our Common Stock.

•
CVC agreed with us that in connection with any election of directors submitted to our stockholders for election at a stockholders’ meeting, CVC will attend the stockholders’ meeting, in person or by proxy, and vote (or cause to be voted) all of CVC’s shares of our voting stock in favor of the Board’s nominees for director.

•
Messrs. Schnell and Dyne provided CVC with a right of first refusal with respect to any shares of our voting securities that Messrs. Schnell and Dyne propose to sell in a private placement transaction, and agreed to provide CVC with advance notice of their intent to sell the Company’s voting securities in any public sale transaction.

•
CVC provided Messrs. Schnell and Dyne with a tag-along right, providing Messrs. Schnell and Dyne with the right to sell their shares of our voting securities in a transaction where CVC is selling its shares of our voting securities.

Index

•
CVC agreed with us not to sell or otherwise transfer its shares of our voting securities, or to vote its shares of the Company’s voting securities in favor of any Triggering Transaction, at any time on or before July 31, 2011, other than in connection with a transaction that is approved by a majority of our voting shares (where, in calculating such majority, the votes attributable to CVC’s shares of our voting securities are excluded in the numerator but included in the denominator).

•
We provided CVC with a preemptive right, pursuant to which CVC will have the right, subject to certain exceptions set forth in the Stockholders Agreement, to acquire in a subsequent issuance of securities by us a number of offered securities that will allow CVC to maintain its percentage ownership of our voting securities.

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

For further details on the transaction, see Notes 4 and 5 in the accompanying Notes to Consolidated Financial Statements.

Results of Operations

Net Sales

For the years ended December 31, 2010, 2009 and 2008, total sales by geographic region based on customer delivery locations were as follows:

	Year Ended December 31,
	2010	2009	2008
Sales:
United States	$3,574,386	$3,396,705	$3,332,257
Hong Kong	14,509,155	13,131,762	15,181,280
China	10,412,168	8,990,718	13,614,709
Bangladesh	2,546,500	2,008,869	2,434,382
India	1,122,973	1,650,990	2,536,929
Other	9,294,565	9,496,746	11,071,423
Total	$41,459,747	$38,675,790	$48,170,980

The net sales for the three primary product groups are as follows:

	Year Ended December 31,
	2010	2009	2008
Product Group Net Revenue:
Talon zipper	$24,517,016	$21,341,132	$28,428,885
Trim	16,936,082	17,274,158	19,537,302
Tekfit	6,649	60,500	204,793
Total	$41,459,747	$38,675,790	$48,170,980

Index

Net sales are influenced by a number of factors, including demand, pricing strategies, foreign exchange effects, new product launches and indications, competitive products, product supply and acquisitions.  See Item 1 “Business” for a discussion of our principal products.

Net sales for the year ended December 31, 2010 were $41.5 million, an increase of $2.8 million or 7.2%, from the same period in 2009.  The net increase reflects improved retail buying in the first half of 2010 and the replenishment of inventories in this period by major brands, in addition to the benefit of new programs and customers for our products.

The net reduction in net sales in 2009 versus 2008 ($9.5 million or 19.7%) was due mainly to the impact of the global recession on the apparel industry and the related lower demand for Talon products.

Cost of goods sold and selected operating expenses

The following table summarizes cost of goods sold and selected operating expenses for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands) and the percentage change in such operating expenses as compared to the previous year:

	2010	Change		2009	Change		2008

Sales	$41,460	7%		$38,676	(20)%		$48,171
Cost of goods sold	28,999	6%		27,363	(23	) %	35,554
% of sales	70%			71%			74%
Sales and marketing expenses	3,035	12%		2,713	(32	) %	3,982
% of sales	7%			7%			8%
General and administrative expense	7,954	(4	) %	8,311	(25	) %	11,127
% of sales	19%			22%			23%
Impairment of note receivable and related loss on marketable securities	-	-%		-	-%		1,040
% of sales	-%			-%			2%
Impairment loss on property and equipment	$-	$-%		$-	$-%		$2,430
% of sales	-%			-%			5%

Cost of goods sold

Cost of goods sold for the year ended December 31, 2010 increased $1.6 million, reflecting a decline to 70% of sales versus 71% of sales in the year ended December 31, 2009.  The increase in the cost of goods sold reflected higher overall sales volumes impact of $1.7 million and higher product obsolescence and contract service for quality control and product development of $0.1 million, partially offset by lower direct costs associated with a greater mix of high margin products in the Talon and the Trim Divisions of $0.2 million.

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

Index

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2010 were $3.0 million, or 7% of sales, as compared to $2.7 million, or 7% of sales, for the same period in 2009. Sales expenses increased due to the expansion of our sales force in the US during the third quarter of 2010 offset by lower sales force expenses in Asia.

Sales and marketing expenses for the year ended December 31, 2009 decreased $1.3 million as compared to 2008 and decreased as a percentage of sales by 1.3% to 7%.  The lower selling costs reflect lower salaries and benefits of $0.8 million and related travel and communications expense of $0.2 million, along with lower production development supplies and samples of $0.3 million primarily associated with reduced sales volumes.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2010 were $8.0 million, or 19% of sales, as compared with $8.3 million, or 22% of sales, for the same period in 2009. The $0.3 million reduction mainly reflects the beneficial effect of the sale of the Note Receivable from Related party of $0.3 million, other reductions to the allowance for doubtful accounts of $0.4 million, reduced professional fees of $0.6 million, and a net reduction of samples, travel expenses and facilities expense of $0.2 million. The costs reductions were substantially offset by increased employee expenses $0.8 million and increased non-cash compensation and depreciation expenses of $0.4 million.

General and administrative expenses for the year ended December 31, 2009 of $8.3 million were 22% of sales and were $2.8 million lower than 2008. General and administrative expenses for the year ended December 31, 2008, were 23% of sales. The general and administrative expenses in 2008 included $0.7 million in compensation and related costs mainly associated with the severance of the former chief executive officer and chief operating officer.  The reduction in the general and administrative expenses, in addition to the severance charges, reflects lower salaries and benefit costs of $0.5 million principally associated with reduced staffing in Asia and the U.S. due to a reduction in sales volume, reduced facility, maintenance and insurance costs of $0.5 million due to a reduction in our leased facilities, lower professional and other outside services of $0.4 million primarily resulting from the termination of a related party consulting contract, lower depreciation charges of $0.4 million, lower bad debt expense in the amount of $0.2 million mainly due to a related party note receivable allowance and lower stock-based compensation of $0.1 million.

Impairment of note receivable and related loss on marketable securities

Loss on marketable securities for the year ended December 31, 2008 includes $1.0 million in a valuation reserve for the full value of our investment in marketable securities of a public company that we received in exchange for a note receivable. No sales of these securities occurred in 2008 and on September 30, 2008, this public company issued its quarterly SEC filing stating it had no customers, cash flow, or new orders and that it was in violation of its financial covenants to its lender. Consequently, we concluded that the marketable securities were permanently impaired and as a result, recognized a loss on these securities for the full value of the investment of $1,040,000 at September 30, 2008.

Impairment loss on property and equipment

Operating expenses for the year ended 2008 include $2.4 million in impairment valuations for certain equipment and building. See Note 1 in the accompanying Notes to Consolidated Financial Statements. During 2009 and 2010 no impairment valuations were recorded for property and equipment.

Index

Interest expense and interest income

Interest expense for the year ended December 31, 2010 decreased by approximately $0.9 million or 33% to $1.8 million, as compared to $2.7 million in 2009. The decrease was the result of the elimination of amounts owed under our former revolving credit line and term notes with CVC that were converted into preferred stock as of July 30, 2010. (See Note 4 in the accompanying Notes to Consolidated Financial Statements). Interest income for the year ended December 31, 2010 increased to $31,000 as compared to $8,000 in 2009 primarily due to the recognition of and collection of interest income on the related party note receivable (See Note 12 in the accompanying Notes to Consolidated Financial Statements).

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

Loss on extinguishment of debt

Loss on extinguishment of debt in the amount of $0.6 million was recorded during year ended December 31, 2010 as a result of the transactions pursuant to the Recapitalization Agreement between us and our lender on July 30, 2010. See Note 5 in the accompanying Notes to Consolidated Financial Statements.

Income taxes

Provision for income taxes for the year ended December 31, 2010 was approximately $596,000.  During the year ended December 31, 2010 we recorded a deferred income tax liability in amount of approximately $609,000 due to a tax basis difference related to our indefinite lived intangible asset, where we determined that we would no longer be able to support the use of the deferred tax asset related to net operating losses to offset the liability (See Note 8 in the accompanying Notes to Consolidated Financial Statements). The net tax benefit from income taxes other than this deferred income tax liability is mainly associated with our foreign operations. There is not sufficient evidence to ensure that it is more likely than not that we will be able to utilize our domestic operating loss carry forwards (as well as a portion of our foreign net operating loss carry forwards) to offset future taxable income and consequently the tax benefit of these losses are offset by a full valuation reserve provided against them.

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

Index

Liquidity and Capital Resources

The following table summarizes selected financial data at:

	($ in thousands)
	December 31,	December 31,
	2010	2009

Cash and cash equivalents	$2,795	$2,265
Total assets	$13,828	$13,834
Current liabilities	$7,442	$24,262
Long term liabilities	$1,367	$751
Preferred Stock	$17,820	$-
Stockholders’ Equity (Deficit)	$(12,801)	$(11,179)
Total Equity and Preferred Stock	$5,019	$(11,179)

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

Consequently, on July 30, 2010, we entered into a Recapitalization Agreement with CVC in which we issued shares of Series B Preferred Stock in payment of all of the outstanding obligations owed to them under the Loan Agreement.  Concurrently, we amended the Loan Agreement to extend the term of the revolving credit facility for two years and modified its terms.  See Note 4 and Note 5 in the accompanying Notes to the Consolidated Financial Statements.

Cash and cash equivalents

Most of our cash is held with financial institutions.  Substantially all of the balances at December 31, 2010 and 2009 are in excess of federally insured limits, and there is no restricted cash. We have pledged cash of $260,924 as a compensating balance in a legal dispute with a trade supplier in China. The pledge will be eliminated upon settlement of the dispute or upon our payment of the trade payable of the same amount.

Cash and cash equivalents increased by approximately $531,000 at December 31, 2010 as compared to December 31, 2009, principally due to net cash provided by operating activity offset by net cash used in financing activities related to preferred stock issuance costs incurred as part of the Recapitalization Agreement and the payment of loan modification fees (pursuant to Amendment No. 6 of the Loan Agreement dated July 30, 2010).

Cash and cash equivalents for the year ended December 31, 2009 decreased by approximately $135,000 from December 31, 2008 due to a decrease in cash generated by operating activities and increased cash used in investment activities, offset by increased revolver note borrowing and term note borrowing in financing activities.

Index

Cash flows

The following table summarizes our cash flow activity for the years ended December 31, 2010, 2009 and 2008:

	($ in thousands)
	2010	2009	2008
Net cash provided by operating activities	$940	$186	$363
Net cash used in investing activities	(89)	(487)	(133)
Net cash provided by (used in) financing activities	(305)	193	(779)
Net effect of foreign currency translation on cash	(15)	(27)	30
Net increase (decrease) in cash and cash equivalents	$531	$(135)	$(519)

Operating Activities

The net cash provided by operating activities is our primary recurring source of funds, and reflects net income from operations excluding non cash charges and changes in operating capital. The net cash provided by operating activities during the years ended December 31, 2010, 2009 and 2008 resulted principally from:

	($ in thousands)
	2010	2009	2008
Net income (loss) before non-cash expenses	$1,690	$312	$(1,036)
Inventory reduction (increase)	301	722	(420)
Accounts receivable reduction (increase)	65	(71)	126
Accounts payable and accrued expenses increase (reduction)	(963)	(1,014)	1,358
Other increases (reductions) in operating capital	(153)	237	335
Cash provided by operating activities	$940	$186	$363

Investing Activities

Net cash used in investing activities for the year ended December 31, 2010 was approximately $89,000 resulting mainly from $91,000 acquisition of property and equipment partially offset by proceeds from sale of equipment held for sale in amount of approximately $2,000.

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

Index

Financing Activities

Net cash used in financing activities for the year ended December 31, 2010 was approximately $305,000 and reflects preferred stock issuance costs, payment of loan modification fees and repayment of borrowings under capital leases.

Net cash provided in financing activities for the year ended December 31, 2009 was approximately $193,000 and primarily reflects additional borrowings under our revolver line of credit, offset by the repayment of borrowings under capital leases and notes payable.

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

Consequently, on July 30, 2010, we entered into a Recapitalization Agreement in which we issued to CVC shares of Series B Preferred Stock in payment of all of the outstanding obligations owed by us under the Loan Agreement.  At that date, the Company had outstanding borrowings and accrued interest of $11,548,098 under the term notes, and $5,158,587 under the revolving credit note, all of which was exchanged for the Series B Preferred Stock. See Note 5 in the accompanying Notes to Consolidated Financial Statements.

In connection with the Recapitalization Agreement, we amended the Loan Agreement to extend the maturity date of the Loan Agreement from July 30, 2010 until July 31, 2012, reduced the maximum borrowings available under the Revolver to $3,000,000, amended the borrowing base to modify the advance rate applicable to eligible accounts receivable to 75% and modify the advance rate applicable to eligible inventory to 40%, eliminated loan maintenance fees, and modified the permissible amount of capital expenditures we can make in any fiscal year.  The current financial covenants continued to exist through the maturity date.  We paid CVC a non-refundable fee in the amount of $60,000 in consideration of CVC entering into the amendment.  Upon execution of the amendment, CVC waived all prior events of default under the Loan Agreement.

Index

Borrowings under the Loan Agreement are secured by all of our assets. At December 31, 2010, we had no borrowings under the revolving credit facility portion of the Loan Agreement and no term loans under the Loan Agreement and we were in compliance with all loan covenants. At December 31, 2009, our borrowings under the Revolver portion of the Loan Agreement was $4,988,988, and we had borrowings of $10,725,210 under the term notes issued under the Loan Agreement (discounted carrying value of $9,876,114).

We have financed equipment purchases through various notes payable and capital lease obligations. Our equipment obligations as of December 31, 2010 are approximately $24,000 and bear interest at rates of 8.0% and 15.4% per annum. Under these obligations, we are required to make monthly payments of principal and interest through June 2014.

The outstanding balance (including accrued interest) of our notes payable to related parties at December 31, 2010 and December 31, 2009 was approximately $275,000 and $266,000, respectively.  Included in this balance are demand notes which bear interest at 10% (balance as of December 31, 2010 and 2009 of approximately $236,000 and $230,000, respectively), have no scheduled monthly payments and are due within fifteen days following demand. The remainder of the notes payable to related parties includes our note payable to an officer for approximately $39,000 and $36,000 at December 31, 2010 and 2009, respectively. The note bears 6% interest annually and the maturity date is the earlier of December 31, 2011 or ten days following employment termination date.

We have satisfied our working capital requirements primarily through cash flows generated from operations and borrowings under our credit facility.  As we continue to expand globally with our apparel manufacturing in offshore locations, our customers are substantially all foreign-based and foreign-owned entities.  We continue to evaluate both financing and equity options to provide capital needed to fund our expansion and on-going operations. If we experience greater than anticipated reductions in sales, we may need to borrow or raise additional capital, or further reduce the scope of our business in order to fund our on-going operations or to satisfy our future short-term operating requirements.  The extent of our future long-term capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of possible acquisitions, our borrowing base availability limitations and our expansion into foreign markets.  Our need for additional long-term financing may include the integration and expansion of our operations to exploit our rights under our Talon trade name, and the expansion of our operations in the Asian and European markets. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we may need to raise additional debt or equity financing in order to provide for our operations.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2010 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period ($ in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable to related parties	$275	$275	$-	$-	$-
Other notes payable	64	64	-	-	-
Capital lease obligations	30	9	21	-	-
Operating leases	962	392	570	-	-
Total Obligations	$1,331	$740	$591	$-	$-

(1)	The majority of notes payable to related parties is due upon or within a short period after demand for payment and includes accrued interest payable through December 31, 2010.

Index

Off-Balance Sheet Arrangements

At December 31, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

The bad debt expenses, recoveries and allowances for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
Bad debt expenses for accounts receivable	$(97,465)	$120,701	$77,558
Bad debt expense for notes receivable, including related party	$-	$200,000	$474,010
Bad debt recoveries for accounts receivable	$(11,332)	$(1,016)	$(3,049)
Related party note recovery	$(275,000)	$-	$-
Allowance for doubtful accounts, Accounts receivable	$133,080	$232,329	$217,323
Allowance for doubtful accounts, Related party	$-	$740,417	$474,010

Index

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

The inventory valuations provisions and allowances for inventory valuation reserves for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
Inventory valuations provisions	$106,169	$60,612	$692,382
Allowance for inventory valuation reserves	$884,035	$1,184,621	$1,211,170

•
We record deferred tax assets and liabilities arising from temporary timing differences between recorded net income and taxable net income when and if we believe that future earnings will be sufficient to realize the tax benefit.  For those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided.  If we determine that we may not realize all of our deferred tax assets in the future, we will make an adjustment to the carrying value of the deferred tax asset, which would be reflected as an income tax expense.  Conversely, if we determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would be required to reverse the valuation allowance, which would be reflected as an income tax benefit. A deferred income tax liability related to indefinite lived intangibles should not be offset against deferred income tax assets. We believe that our estimate of deferred tax assets and liabilities and determination to record a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income, which is susceptible to change and dependent upon events that may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on the balance sheet and results of operations.  See Note 8 in the accompanying Notes to Consolidated Financial Statements.

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

Index

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

All of our sales are denominated in United States dollars or the currency of the country in which our products originate.  We are exposed to market risk for fluctuations in the foreign currency exchange rates for certain product purchases that are denominated in Hong Kong dollars and Chinese Yuan.   We do not intend to purchase contracts to hedge the exchange exposure for future product purchases. There were no hedging contracts outstanding as of December 31, 2010.  Currency fluctuations can increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time.  The majority of our cash equivalents are held in United States dollars in various bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

Index

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Talon International, Inc.
Woodland Hills, California

We have audited the accompanying consolidated balance sheets of Talon International, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule of Talon International, Inc. and subsidiaries, listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Talon International, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SingerLewak LLP
SingerLewak LLP
Los Angeles, California
March 28, 2011

Index

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$2,795,284	$2,264,606
Accounts receivable, net	3,350,935	3,021,642
Inventories, net	1,271,991	1,679,302
Prepaid expenses and other current assets	331,924	240,554
Total current assets	7,750,134	7,206,104

Property and equipment, net	1,582,327	2,280,586
Intangible assets, net	4,110,751	4,110,751
Other assets	384,455	236,386
Total assets	$13,827,667	$13,833,827

Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,231,036	$6,337,368
Accrued expenses	1,865,841	2,678,659
Revolver note payable	-	4,988,988
Term notes payable, net of discounts	-	9,876,114
Notes payable to related parties	275,215	265,871
Other notes and current portion of capital lease obligations	69,608	115,336
Total current liabilities	7,441,700	24,262,336

Capital lease obligations, net of current portion	17,492	23,477
Deferred income taxes	608,554	-
Other liabilities	740,877	726,875
Total liabilities	8,808,623	25,012,688

Commitments and contingencies (Note 9)

Series B Convertible Preferred Stock, $0.001 par value; 407,160 shares authorized, issued and outstanding at December 31, 2010	17,820,464	-

Stockholders’ Equity (Deficit):
Series A Preferred Stock, $0.001 par value; 250,000 shares authorized; no shares issued or outstanding	-	-

Common stock, $0.001 par value, 100,000,000 shares authorized; 20,291,433 shares issued and outstanding at December 31, 2010 and December 31, 2009	20,291	20,291
Additional paid-in capital	56,975,314	55,070,568
Accumulated deficit	(69,827,780)	(66,344,009)
Accumulated other comprehensive income	30,755	74,289
Total stockholders’ equity (deficit)	(12,801,420)	(11,178,861)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$13,827,667	$13,833,827

See accompanying notes to consolidated financial statements.

Index

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
Net sales	$41,459,747	$38,675,790	$48,170,980
Cost of goods sold	28,999,355	27,363,216	35,553,857
Gross profit	12,460,392	11,312,574	12,617,123

Sales and marketing expenses	3,035,228	2,712,814	3,982,124
General and administrative expenses	7,953,756	8,310,684	11,127,376
Impairment loss of marketable securities and related note receivable	-	-	1,040,000
Impairment loss on property and equipment	-	-	2,429,506
Total operating expenses	10,988,984	11,023,498	18,579,006

Income (loss) from operations	1,471,408	289,076	(5,961,883)

Interest expense, net	1,771,662	2,727,919	2,436,675
Loss on extinguishment of debt	570,915	-	-
Loss before provision for income taxes	(871,169)	(2,438,843)	(8,398,558)
Provision for (benefit from) income taxes	595,651	254,134	(39,772)
Net loss	$(1,466,820)	$(2,692,977)	$(8,358,786)

Available to Preferred Shareholders:
Series B Preferred Stock original issue discount	(903,172)	-	-
Series B Preferred Stock Liquidation Preference Increase	(1,113,779)	-	-
Loss applicable to Common Shareholders	$(3,483,771)	$(2,692,977)	$(8,358,786)

Per share amounts:
Net loss per share	$(0.07)	$(0.13)	$(0.41)
Available to Preferred Shareholders	(0.10)	-	-
Basic and diluted net loss per share applicable to Common Shareholders	$(0.17)	$(0.13)	$(0.41)

Weighted average number of common shares outstanding - Basic and diluted	20,291,433	20,291,433	20,291,433

See accompanying notes to consolidated financial statements.

Index

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

			Preferred Stock		Additional	Other
	Common Stock		Series A		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (losses)	Deficit	Total
Balance, January 1, 2008	20,291,433	$20,291	-	$-	$54,510,161	$44,444	$(55,292,246)	$(717,350)
Warrant fair value adjustment					(148,302)			(148,302)
Stock based compensation					407,213			407,213
Foreign currency translation						55,293		55,293
Net loss							(8,358,786)	(8,358,786)
Balance, December 31, 2008	20,291,433	20,291	-	-	54,769,072	99,737	(63,651,032)	(8,761,932)
Stock based compensation					301,496			301,496
Foreign currency translation						(25,448)		(25,448)
Net loss							(2,692,977)	(2,692,977)
Balance, December 31, 2009	20,291,433	20,291	-	-	55,070,568	74,289	(66,344,009)	(11,178,861)
Stock based compensation					621,403			621,403
Foreign currency translation						(43,534)		(43,534)
Series B Preferred Stock Beneficial Conversion Feature					1,283,343			1,283,343
Series B Preferred Stock original issue discount							(903,172)	(903,172)
Series B Preferred Stock Liquidation Preference Increase							(1,113,779)	(1,113,779)
Net loss							(1,466,820)	(1,466,820)
Balance, December 31, 2010	20,291,433	$20,291	-	$-	$56,975,314	$30,755	$(69,827,780)	$(12,801,420)

See accompanying notes to consolidated financial statements.

Index

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(1,466,820)	$(2,692,977)	$(8,358,786)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and loss from disposal of equipment	793,603	731,441	1,128,441
Loss on extinguishment of debt	570,915	-	-
Amortization of deferred financing cost and debt discounts	861,596	1,462,563	1,186,837
Stock based compensation	621,403	301,496	407,213
Deferred income tax, net	586,664	128,726	(110,371)
Bad debt (recoveries) expense on accounts receivable	(108,797)	119,685	74,509
Related party note receivable impairment (recovery)	(275,000)	200,000	474,010
Inventory valuation provisions	106,169	60,612	692,382
Impairment of marketable securities and related note receivable	-	-	1,040,000
Impairment loss on property and equipment	-	-	2,429,506
Changes in operating assets and liabilities:
Accounts and note receivable, including related parties	65,131	721,841	(419,891)
Inventories	301,142	(70,768)	125,896
Prepaid expenses and other current assets	(89,558)	234,340	474,317
Other assets.	(77,070)	36,887	(192,364)
Accounts payable and accrued expenses	(963,416)	(1,013,856)	1,358,483
Other liabilities	14,002	(34,100)	53,026
Net cash provided by operating activities	939,964	185,890	363,208

Cash flows from investing activities:
Proceeds from sale of equipment	2,609	56,058	686,510
Acquisitions of property and equipment	(91,285)	(543,117)	(819,876)
Net cash used in investing activities	(88,676)	(487,059)	(133,366)

Cash flows from financing activities:
Preferred stock issuance costs	(190,744)	-	-
Payment of revolver fees - financing costs	(60,000)	-	-
Payment of capital leases	(54,233)	(138,101)	(328,668)
Revolver note borrowings	-	350,000	1,200,000
Repayment of revolver note borrowings	-	-	(521,722)
Term note borrowings, net of issuance costs	-	125,000	-
Payment of term note	-	-	(125,000)
Payment of notes payable	-	(144,064)	(1,003,528)
Net cash (used in) provided by financing activities	(304,977)	192,835	(778,918)

Net effect of foreign currency exchange translation on cash	(15,633)	(26,777)	29,935
Net increase (decrease) in cash and cash equivalents	530,678	(135,111)	(519,141)
Cash and cash equivalents at beginning of period	2,264,606	2,399,717	2,918,858
Cash and cash equivalents at end of period	$2,795,284	$2,264,606	$2,399,717

See accompanying notes to consolidated financial statements.

Index

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
Supplemental disclosures of cash flow information:

Cash received (paid) during the period for:
Interest paid	$(404,306)	$(1,019,708)	$(1,301,790)
Interest received	$30,841	$1,675	$15,509
Income tax paid (principally foreign)	$(97,132)	$(91,136)	$(183,970)
Non-cash financing activities:
Conversion of revolver and term notes to preferred stock	$16,706,685	$-	$-
Beneficial conversion feature for issuance of preferred stock	$(1,283,343)	$-	$-
Series B preferred stock original issue discount	$903,172	$-	$-
Series B preferred stock liquidation preference increase	$1,113,779	$-	$-
Notes payable issued in modification of loan agreement	$-	$-	$1,000,000
Note payable issued for executive bonus earned	$-	$35,000	$-
Debt waiver, modification fee and interest	$11,864	$236,337	$145,000
Notes receivable, converted to marketable securities	$-	$-	$1,040,000
Capital lease obligation	$-	$31,450	$-
Effect of foreign currency translation on net assets	$(43,534)	$(25,448)	$55,293

See accompanying notes to consolidated financial statements.

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On July 20, 2007, the Company changed its corporate name from Tag-It Pacific, Inc. to Talon International, Inc.

All significant intercompany accounts and transactions have been eliminated in consolidation.  Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period.  Revenues and expenses are translated at the weighted average of exchange rates in effect during the year.  The resulting translation gains and losses are deferred and are shown as a separate component of stockholders’ deficit, if material, and transaction gains and losses, if any, are recorded in the consolidated statement of operations in the period incurred.  During 2010, 2009 and 2008, foreign currency translation and transaction gains and losses were not material.  The Company does not engage in hedging activities with respect to exchange rate risk.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year.  The accounting estimates that require the Company’s most significant, difficult and subjective judgments include the valuation of allowance for accounts receivable and inventory, the assessment of recoverability of long-lived assets and intangible assets, stock-based compensation and the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions). Actual results could differ materially from the Company’s estimates.

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company had approximately $0.9 million and $1.0 million at financial institutions in excess of governmentally insured limits at December 31, 2010 and 2009. During 2009 the Company pledged cash of $260,924, as compensating balance collateral in a legal dispute with a trade supplier in China. The pledged cash was included in the cash balance on December 31, 2010 and the pledge is expected to be eliminated during 2011 upon settlement of the dispute or upon the Company’s payment of the trade payable of the same amount.

Allowance for Accounts and Notes Receivable Doubtful Accounts

The Company is required to make judgments as to the collectability of accounts and notes receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts and notes receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables or note receivable to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified.  The total allowance for accounts receivable doubtful accounts at December 31, 2010 and 2009 was $133,080 and $232,329, respectively, and for notes receivable at December 2010 and 2009 was $0 and $720,417, respectively. See Note 3.

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

Inventories consist of the following:

	December 31,
	2010	2009
Finished goods	$2,156,026	$2,863,923
Less inventory valuation reserves	(884,035)	(1,184,621)
Total inventories	$1,271,991	$1,679,302

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives as follows:

Furniture and fixtures	5 years

Machinery and equipment	5 to 10 years

Computer equipment	5 years

Leasehold improvements	Term of the lease or the estimated life of the related improvements, whichever is shorter.

Dies and molds	1 year

Property and equipment consist of the following:

	December 31,
	2010	2009

Furniture and fixtures	$270,998	$270,927
Machinery and equipment	898,225	872,972
Computer equipment	3,804,988	3,774,748
Leasehold improvements	388,324	358,063
Equipment held for sale	62,391	65,000

	5,424,926	5,341,710
Accumulated depreciation and amortization	3,842,599	3,061,124

Net property and equipment	$1,582,327	$2,280,586

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $793,603, $725,979 and $1,079,441 respectively.

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2010 and 2009, the Company evaluated its intangible assets and determined that there was no impairment of these assets and made no changes to the net carrying amount of tradename.  No impairment and amortization expense for intangible assets was recorded for the three years ended December 31, 2010.

Intangible assets as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009

Tradename	$4,110,751	$4,110,751
Accumulated amortization	-	-
Tradename, net	4,110,751	4,110,751

Exclusive license and intellectual property rights	612,500	612,500
Accumulated amortization	(612,500)	(612,500)
Exclusive license and intellectual property rights, net	-	-
Intangibles assets, net	$4,110,751	$4,110,751

Convertible Preferred Stock

The Company classifies conditionally redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity in the mezzanine section of the consolidated balance sheet, in accordance with  the guidance enumerated in FASB ASC No. 480-10 “Distinguishing Liabilities from Equity”, FASB ASC No. 210 “Classification and Measurement of Redeemable Securities” and Rule 5-02.28 of Regulation S-X, when determining the classification and measurement of preferred stock.

The Company evaluated the conversion option of the convertible preferred shares in accordance with FASB ASC No. 470-20, “Debt with Conversion and Other Options”, Accounting for Convertible Securities with Beneficial Conversion Features (“BCF”) or Contingently Adjustable Conversion Ratios.  A convertible financial instrument includes a BCF when the fair market value of the preferred stock is lower than the value of common stock when the preferred stock converts to common stock at the issuance date. The BCF shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in capital.

Redeemable securities initially are recorded at their fair value minus the BCF and minus preferred stock issuance costs. Subsequent measurement and recognition of the changes in the preferred stock value uses the following approach:

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•	Liquidation preference increase on preferred shares is accrued against the preferred stock and reduce income applicable to common shareholders in the calculation of earnings per share.

Revenue Recognition

Sales are recognized when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable and collection is reasonably assured. Sales resulting from customer buy-back agreements, or associated inventory storage arrangements are recognized upon delivery of the products to the customer, the customer’s designated manufacturer, or upon notice from the customer to destroy or dispose of the goods. Sales, provisions for estimated sales returns and the cost of goods sold are recorded at the time title transfers to customers. Actual product returns are charged against estimated sales return allowances.

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

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 1, 2007 the Company adopted the provisions of accounting guidance regarding uncertain income tax positions under ASC 740. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with income tax liabilities. As a result of the implementation of ASC 740, the Company recognized an increase in liabilities for unrecognized tax benefits of approximately $245,800, which was accounted for as an increase in the January 1, 2007 accumulated deficit. See Note 8.

Stock-Based Compensation

The Company has employee equity incentive plans, which are described more fully in Note 6. Effective January 1, 2006, the Company adopted FASB ASC 718, “Compensation - Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.  Accordingly, the Company measure share-based compensation at the grant date based on the fair value of the award.

 The Company adopted ASC 718 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s financial statements as of and for the years ended December 31, 2010, 2009 and 2008 reflect the impact of ASC 718.

Options issued to consultants, which are more fully described in Note 6, are accounted for in accordance with the provisions of FASB ASC 505-50, “Equity-Based Payments to Non-Employees”.

ASC 718 requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations.   Stock-based compensation expense recognized in the Statements of Operations for the years ended December 31, 2010, 2009 and 2008 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1 of the applicable year based on the grant date fair value estimated in accordance with the pro-forma provisions of ASC 718 and compensation expense for the share-based payment awards granted subsequent to January 1 based on the grant date fair value estimated in accordance with the provisions of ASC 718.  For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method.  As stock-based compensation expense recognized in the Statements of Operations for 2010, 2009  and 2008 is based on awards expected to vest, ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  For the years ended December 31, 2010, 2009 and 2008, expected forfeitures are immaterial and as such the Company is recognizing forfeitures as they occur.

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

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Interest Expense and Interest Income – Interest expense reflects the cost of borrowing and amortization of deferred financing costs and discounts.  Interest expense for the years ended December 31, 2010, 2009 and 2008 was $1,802,503, $2,735,437 and $2,500,740, respectively.  Interest income of $30,841, $7,518 and $64,065 for the years ended December 31, 2010, 2009 and 2008, respectively, consists of earnings from outstanding amounts due to the Company under notes and other interest bearing receivables.

Comprehensive Income

The Company has adopted FASB ASC 220, "Comprehensive Income” (“ASC 220”), issued by the FASB and effective for financial statements with fiscal years beginning after December 15, 1997. ASC 220 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

Included in comprehensive income for the years ended December 31, 2010, 2009 and 2008 are unrealized gains (losses) in foreign currency translation of $(43,534) and $(25,448) and $55,293, respectively. The foreign currency translation adjustment represents the net currency translation adjustment gains and losses related to the Company’s China and India subsidiaries.

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to 2010 presentation.

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

The Company is  currently involved in various lawsuits, claims and inquiries, most of which are routine to the nature of the business and in accordance with FASB ASC 450, “Contingencies”, the Company accrue estimates of the probable and estimable losses for the resolution of these claims. The ultimate resolution of these claims could affect the Company’s future results of operations for any particular quarterly or annual period should the Company’s exposure be materially different from the Company’s earlier estimates or should liabilities be incurred that were not previously accrued. See Note 9.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 820, “Fair Value Measurements and Disclosures” (“ASC 820”). Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At December 31, 2010 and 2009, cash equivalents consisted of money market funds measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $1,506,000 and $495,000, respectively.

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

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 — NOTES PAYABLE TO RELATED PARTIES

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

The outstanding amounts of notes payable to related parties in current liabilities as of December 31, 2010 and 2009 were $275,215 and $265,871, respectively.

Interest expense, interest accrual and interest amount paid related to the notes payable to related parties for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
Interest expense	$9,344	$8,608	$9,173
Accrued interest balance	$155,040	$145,696	$137,088
Interest paid	$-	$-	$-

NOTE 3—LONG TERM OBLIGATIONS

Capital Leases

The Company financed equipment purchases through various capital lease obligations expiring through June 2014.  These obligations bear interest at various rates ranging from 8.0% to 15.4% per annum.  Future minimum annual payments under these capital lease obligations are as follows:

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ending December 31,	Amount

2011	$9,247
2012	9,247
2013	8,906
2014	2,571

Total payments	29,971

Less amount representing interest	(6,501)

Balance at December 31, 2010	23,470

Less current portion	5,978

Long-term portion	$17,492

At December 31, 2010, total property and equipment under capital lease obligations and related accumulated depreciation was $31,450 and $10,206 respectively.  At December 31, 2009, total property and equipment under capital lease obligations and related accumulated depreciation was $1,025,034  and $405,445, respectively.

Note Payable

Note payable consists of the following:

	December 31,
	2010	2009

$25,200 demand note payable to E.C.D. International dated September 30, 1995; interest at 10.0%; payable on the fifteenth day following delivery of written demand for payment; balance includes accrued interest of $38,430	$63,630	$61,110
Less current portion	63,630	61,110

Notes payable, net of current portion	$-	$-

Future minimum annual payments including interest under this note payable obligation is as follows:

Years ending December 31,	Amount

2011	$66,150

Total	$66,150

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - DEBT FACILITY

On July 30, 2010, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with CVC California, LLC (“CVC”) in which the Company issued to CVC shares of the Company’s Series B Convertible Preferred Stock in payment of all of the outstanding obligations owed by the Company to CVC under the Revolving Credit and Term Loan Agreement (the “Loan Agreement”, see Note 5) originally entered into by the Company on June 27, 2007 with Bluefin Capital, LLC (“Bluefin”). Bluefin subsequently assigned its rights and obligations under the Loan Agreement to an affiliate, CVC.  At July 30, 2010, all of the outstanding obligations owed to CVC under the Loan Agreement became due and payable, consisting of outstanding borrowings and accrued interest of $11,548,098 under the term notes, and $5,158,587 under the revolving credit note, for a total of $16,706,685. All of these outstanding obligations were converted into Series B Convertible Preferred Stock on July 30, 2010.

In connection with the Recapitalization Agreement, on July 30, 2010 the Company and CVC amended the Loan Agreement to extend the maturity date of the Loan Agreement from July 30, 2010 until July 31, 2012, reduced the maximum borrowings permitted under the revolving credit facility to $3,000,000,  amended the “Borrowing Base” to modify the advance rate applicable to eligible accounts receivable to 75% and the advance rate applicable to eligible inventory to 40%, eliminated loan maintenance fees, and modified the permissible amount of capital expenditures the Company can make in any fiscal year. The current financial covenants continued to exist through the maturity date.  The Company paid CVC a non-refundable fee in the amount of $60,000 in consideration of CVC amending the Loan Agreement.  Upon execution of the amendment, CVC waived all prior events of default under the Loan Agreement. At July 30, 2010, following completion of the Recapitalization Agreement the Company had no amounts outstanding under the modified Loan Agreement. Borrowings under the Loan Agreement are secured by all of our assets.

At December 31, 2010, we had no borrowings under the revolving credit facility portion of the Loan Agreement and no term loans under the Loan Agreement and we were in compliance with all loan covenants. At December 31, 2009, our borrowings under the Revolver portion of the Loan Agreement was $4,988,988, and we had borrowings of $10,725,210 under the term notes issued under the Loan Agreement (discounted carrying value of $9,876,114).

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

Index

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

The Company failed to satisfy the minimum EBITDA requirement for the two quarters ended December 31, 2008 and March 31, 2009, and in connection with such failures, on March 31, 2009 the Company entered into a further amendment to the Loan Agreement that provided for, among other things, the issuance of an additional term note to CVC in the principal amount of $225,210 in lieu of paying a cash waiver fee in connection with the Company’s failures to satisfy the EBITDA requirement.

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

Interest expense related to the Loan Agreement is composed of interest on debt, amortization of debt discount, and amortization of deferred financing costs.  In total, the interest expense for the years ended December 31, 2010, 2009 and 2008 was $1,754,453, $2,638,927 and $2,370,570, respectively. Total interest expense in the periods was comprised as follows:

•	Interest on debt related to the Loan Agreement for the years ended December 31, 2010, 2009 and 2008 was $892,857, $1,176,364 and $1,183,733 respectively.

•	Amortization of the debt discount related to the Loan Agreement for the years ended December 31, 2010, 2009 and 2008 was $725,982, $1,228,047 and $989,194, respectively.

•	Amortization of deferred financing costs related to the Loan Agreement for the years ended December 31, 2010, 2009 and 2008 was $135,614, $234,516 and $197,643, respectively.

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

Series B Convertible Preferred Stock

On July 30, 2010, the Company entered into the Recapitalization Agreement with CVC, pursuant to which the Company issued to CVC an aggregate of 407,160 shares of a newly created series of the Company’s preferred stock, designated Series B Convertible Preferred Stock, $0.001 par value per share (the “Series B Preferred Stock”), in payment of an aggregate of $16,706,685 owed by the Company to CVC under the Loan Agreement.  Certain rights, preferences, privileges and restrictions of the Series B Preferred Stock are summarized below.

In connection with the Recapitalization Agreement, the Company and CVC released all claims rights against each other of any kind or nature relative to the Loan Agreement and the other loan documents which may have arisen on or before the date of the Recapitalization Agreement.

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

•
Each share of Series B Preferred Stock is convertible into 100 shares of the Company’s common stock (subject to adjustment for stock splits, reverse stock split, etc.) at any time and from time to time at each holder’s option, unless the Series B Preferred Stock is exchanged for its Liquidation Preference as noted below.

•
Upon the liquidation, dissolution or winding up of the Company, each share of Series B Preferred Stock is entitled to receive upon the surrender and cancellation of such shares (and prior to any distribution to holders of other equity securities), an amount equal to $41.033 per share plus all accrued dividends (the “Liquidation Preference”).  A merger, consolidation, share exchange or other reorganization resulting in a change in control of the Company, or any sale of all or substantially all of the Company’s assets, will be deemed a liquidation and winding up for purposes of the Company’s obligation to pay the Liquidation Preference.

•
The Series B Preferred Stock Liquidation Preference will increase with the accrual of dividends on the Liquidation Preference at the rate of 16% per annum, compounded annually.  The dividends however are only payable to the holder in connection with the payment of the Liquidation Preference upon the liquidation, dissolution or winding up of the Company and in conjunction with the surrender of the Preferred Stock.  No portion of the Liquidation Preference or the associated accrued dividends are convertible into common stock, nor will any portion of the Liquidation Preference or the accrued dividends be payable on shares of Series B Preferred Stock in the event of or following the conversion of such shares into common stock.

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•
As long as the outstanding Series B Preferred Stock represents 35% or more of the voting shares of the Company, on an as-converted to common stock basis, then (a) our Board of Directors shall consist of not more than seven members, (b) the holders of Series B Preferred Stock shall have the right to elect three directors if the Board has five or fewer total directors, and four directors if the Board has six or seven directors (the directors elected by the Series B Preferred Stock are referred to as the “Series B Directors”), and (c) those members serving on the Board who were not elected by holders of the Series B Preferred Stock shall have the right to designate all remaining directors.  At least two of the Series B Directors must be, and remain at all times while serving as a director, an independent director that qualifies for service on the audit committee of a corporation with securities listed on the Nasdaq Stock Market as provided in Nasdaq Marketplace Rule 5605(c)(2) (or any successor thereto). Once the outstanding shares of Series B Preferred Stock represent less than 35% of the voting shares on an as-converted to common stock basis, then the entire Board will thereafter be elected by all stockholders having voting rights, voting as a single class.

The conversion of the term notes, revolver and related interest and fees into the Series B Preferred Stock (fair value of $17,277,600 as of July 30, 2010) was considered to be debt extinguishment according to the FASB ASC No.405 “Liabilities” and FASB ASC No. 470-50 “Debt, Modifications and Extinguishments” (“ASC 470-50”). Per ASC 470-50 a loss on extinguishment of debt of $570,915 was recorded on July 30, 2010 and is included in the Consolidated Statement of Operations for the year ended Decenver 31, 2010. The loss on extinguishment is equal to the difference between fair value of the preferred stock and the fair value of the debt extinguished at the transaction date. The fair value of the Series B Preferred Stock on the issuance date was determined by the Company and independent valuation specialists using the option pricing valuation model.

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

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company determined that there are no embedded features that would require separate reporting as derivative instruments. Therefore, the Company evaluated the conversion option of the convertible preferred shares under FASB ASC No. 470-20, “Debt with Conversion and Other Options”, Accounting for Convertible Securities with Beneficial Conversion Features (“BCF”) or Contingently Adjustable Conversion Ratios.  A convertible financial instrument includes a BCF if the fair value of the instrument is lower than the fair value of shares of the common stock it is convertible into on the issuance date.   The BCF shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of the conversion feature to additional paid-in capital.  The Company has recorded a BCF value of $1,283,343 in connection with the issuance of the Series B Preferred Stock on July 30, 2010.

The Series B Preferred Stock was initially recorded at the fair value of $17,277,600 as of July 30, 2010, reduced by the BCF ($1,283,343) as stated above and stock issuance costs ($190,744), for a net value of $15,803,513 as of July 30, 2010. The value of the Series B Preferred Stock was adjusted as follows as a consequence of its redemption features and the following approach is implemented by the Company:

•
The Series B Preferred Stock is not currently redeemable but it is probable that the preferred stock will become redeemable due to the redemption option available to the preferred stock holders on July 30, 2016. Changes in the redemption value (for example, fair value) are recognized immediately as they occur, and the carrying amount of the instrument is adjusted to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the Series B Preferred Stock. Accordingly, the adjustment of $903,172 to record the preferred stock at its redemption value (“Original issue discount”) was charged against the preferred stock carrying value and retained earnings during the year ended December 31, 2010. In addition, the resulting increase in the carrying amount of the Series B Preferred Stock reduces the income applicable to common shareholders reported in the calculation of earnings per share.

•
The 16% liquidation preference annual dividend (compounded annually) on outstanding preferred shares is accrued each reporting period as an addition to the carrying value of the preferred stock and reduces the income applicable to common shareholders reported in the calculation of earnings per share.

Series B Preferred Stock activity for the year ended December 31, 2010 is as follows:

Series B Preferred Stock as of December 31, 2009	$-
Series B Preferred Stock, net of discount for BCF and issuance costs on July 30, 2010	15,803,513
Series B Preferred Stock original issue discount	903,172
Series B Preferred Stock liquidation preference increase	1,113,779

Series B Preferred Stock as of December 31, 2010	$17,820,464

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series A Preferred Stock

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

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Index

TALON INTERNATIONAL, INC.

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

NOTE 6—STOCK-BASED COMPENSATION

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

Stock Options

On July 14, 2008, at the Company’s annual meeting of stockholders, the 2008 Stock Plan was approved by the stockholders.  The 2008 Stock Plan authorized up to 2,500,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. On November 19, 2010, the Company’s stockholders approved an amendment to the Company’s 2008 Stock Incentive Plan to increase from 2,500,000 to 4,810,000 the number of shares of common stock that may be issued pursuant to awards thereunder.

On July 31, 2007, at the Company’s annual meeting of stockholders, the 2007 Stock Plan was approved which replaced the 1997 Stock Plan. The 2007 Stock Plan authorizes up to 2,600,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan.

On October 1, 1997, the Company adopted the 1997 Stock Incentive Plan (the “1997 Plan"), which authorized the granting of a variety of stock-based incentive awards. The Board of Directors, who determines the recipients and terms of the awards granted, administers the 1997 Plan.  On July 31, 2006 at the Company’s annual meeting of stockholder’s two amendments to the 1997 Stock Plan were approved which (1) increased the maximum number of shares of common stock that may be issued pursuant to awards granted under the 1997 Plan  from 3,077,500 shares to 6,000,000 shares and (2) increased the number of shares of common stock that may be issued pursuant to awards granted to any individual under the plan in a single year to 50% of the total number of shares available under the plan. The Company believed that such awards better align the interests of its employees with those of its shareholders.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant for years prior to 2006, and for the years ending after 2006, the average market price of the Company’s stock for the five trading days following the date of the grant. Those option awards generally vest over periods determined by the Board from immediate to 4 years of continuous service and have 10 year contractual terms.

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options granted for the year ended December 31, 2010 and 2009 totaled 530,000 and 1,955,000, respectively.

Options granted to certain employees in 2008 included certain vesting acceleration features based on Company performance as determined by the Board of Directors each year. Consistent with ASC 718-10, the stock based compensation expense for the employee options are recognized on a time-phased vesting schedule through the vesting date of December 31, 2010. In calculating the outcome of meeting performance conditions for 2009, the Company exceeded the performance criteria and accordingly, accelerated vesting was applied to the eligible stock options.

The transactions completed in association with the Recapitalization Agreement constituted a change of control of the Company and as a result, on July 30, 2010, all options previously granted to Messrs. Schnell and Dyne became fully vested in accordance with provisions in their employment agreements. On July 30, 2010 the Company entered into an executive employment agreement with each of Messrs. Schnell and Dyne, and terminated their existing employment agreements, both dated June 18, 2008.  As part of these transactions, each of Messrs. Schnell and Dyne agreed to cancel all options to purchase shares of the Company’s common stock previously awarded to them on or before December 31, 2007, and these options totaling 1,005,500 were cancelled effective July 30, 2010 (See Note 5).

The following table summarizes all options issued to employees and directors including those issued outside the plan.

Employees and Directors	Number of Shares	Weighted Average Exercise Price
Options outstanding - December 31, 2007	4,673,235	$1.46
Granted	2,960,000	$0.21
Canceled	(532,699)	$0.69
Options outstanding – December 31, 2008	7,100,536	$0.98
Granted	1,955,000	$0.09
Canceled	(2,417,686)	$0.96
Options outstanding – December 31, 2009	6,637,850	$0.73
Granted	530,000	$0.16
Canceled	(2,020,750)	$1.56
Options outstanding – December 31, 2010	5,147,100	$0.35

The Company has also issued certain warrants and options to non-employees.  The following table summarizes all options issued to non-employees:

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Employees	Number of Shares	Weighted Average Exercise Price
Options and warrants outstanding - December 31, 2007	3,163,813	$1.97
Canceled	(2,845,318)	$0.55
Options and warrants outstanding – December 31, 2008	318,495	$3.65
Canceled	(318,495)	$3.65
Options and warrants outstanding – December 31, 2009 and 2010	-	-

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

	2010	2009	2008
Expected volatility	131%	115-122%	95%
Expected term in years	6.1 yrs	5.0-6.1 yrs	6.1 yrs
Expected dividends	-	-	-
Risk-free rate	1.9%	2.7-3.3%	3.5%

A summary of the Company’s stock option information under all Stock Plans as of December 31, 2010 is as follows:

Employee and Director	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2010	5,147,100	$0.35	7.8	$0.00
Vested and Expected to Vest	4,860,595	$0.36	7.7	$0.01
Exercisable	4,268,321	$0.39	7.5	$0.01

The aggregate intrinsic value of the stock options is calculated as the difference between the exercise price of a stock option and the quoted price of the Company’s common stock at December 31, 2010. It excludes stock options that have exercise prices in excess of the quoted price of the Company’s common stock at December 31, 2010.

There was approximately $107,000 of total unrecognized compensation costs related to non-vested stock options as of December 31, 2010. This cost is expected to be recognized over the weighted-average period of 2.8 years.

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When options are exercised, the Company’s policy is to issue previously registered, unissued shares of common stock.  In July of 2008 and 2007, at the Company’s annual meetings of stockholders, the 2008 and 2007 Stock Plans were approved, which authorize up to 2,500,000 and 2,600,000 shares of common stock, respectively, for issuance pursuant to awards granted to individuals under the plan.

Restricted Stock Units (RSU’s)

Upon entering into employment agreements on July 30, 2010, each of Messrs. Schnell and Dyne were granted a restricted stock unit award (an “RSU Award”) for 5,778,500 shares of the Company’s common stock.  Each RSU Award will vest 50% on a date which is 13 months following the grant date, and 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to partial acceleration of vesting as part of the executives’ severance benefits and full acceleration of vesting upon a change in control of the Company, as defined in the RSU Award agreement.  As of July 30, 2010, the RSU’s were valued at $2,263,384 which was reduced by the fair value of the options surrendered (see Stock Options section above). As of December 31, 2010, the Company had $1,823,684 of unamortized stock-based compensation expense related to RSU’s issued to Messrs. Schnell and Dyne.  The remaining expense will be recognized over the remaining weighted average period of 1.5 years.  As of December 31, 2010 none of the RSU’s were vested and the Company expected all RSU’s to vest.

NOTE 7—NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

	Year Ended December 31,
	2010			2009			2008
Years ended:	Net loss (Numerator)	Shares (Denominator)	Per Share Amount	Net loss (Numerator)	Shares (Denominator)	Per Share Amount	Net loss (Numerator)	Shares (Denominator)	Per Share Amount

Net loss	$(1,466,820)	20,291,433	$(0.07)	$(2,692,977)	20,291,433	$(0.13)	$(8,358,786)	20,291,433	$(0.41)
Series B preferred stock original discount	(903,172)	-	(0.04)	-	-	-	-	-	-
Series B Preferred stock liquidation preference dividends	(1,113,779)	-	(0.06)	-	-	-	-	-	-
Basic and diluted net loss available to common stockholders	$(3,483,771)	20,291,433	$(0.17)	$(2,692,977)	20,291,433	$(0.13)	$(8,358,786)	20,291,433	$(0.41)

Options to purchase 5,147,100 shares of common stock for between $0.06 and $5.23, per share were outstanding for the year ended December 31, 2010, but were not included in the computation of diluted loss per share because the effect of exercise or conversion would have an antidilutive effect on loss per share.

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 8—INCOME TAXES

The components of the provision (benefit) for income taxes included in the consolidated statements of operations are as follows:

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$12,588	$-	$3,754
State	978	(1,109)	15,306
Foreign	(4,579)	126,517	51,539
	8,987	125,408	70,599
Deferred:
Federal	479,353	-	40,030
State	129,201	-	1,059
Foreign	(21,890)	128,726	(151,460)
	586,664	128,726	(110,371)
	$595,651	$254,134	$(39,772)

A reconciliation of the statutory Federal income tax rate with the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2010		2009		2008
Current:
Federal statutory rate	34.0%		34.0%		34.0%
State taxes net of federal benefit	(9.9)		0.0		(0.1)
Change in effective foreign tax rate	(3.2)		(0.6)		(2.6)
Loss on extinguishment of debt	(22.3)		-		-
Other current year permanent differences	(6.5)		(1.8)		(0.8)
Net operating loss valuation allowance and adjustments	(60.5)		(42.0)		(30.0)
	(68.4	) %	(10.4	) %	0.5%

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net loss before income taxes is as follows:

	Year Ended December 31,
	2010	2009	2008

Domestic	$(670,201)	$(2,180,959)	$(6,844,883)
Foreign	(200,968)	(257,884)	(1,553,675)
	$(871,169)	$(2,438,843)	$(8,398,558)

The primary components of temporary differences which give rise to the Company’s deferred tax being presented as part of Other assets or Deferred income taxes (in long term liabilities) in the Company’s balance sheet are as follows:

	December 31,
	2010	2009
Net deferred tax:
Net operating loss carry-forward	$8,579,095	$23,330,598
Depreciation and amoritzation (liability)	(635,698)	(480,643)
Bad debt and note receivable allowance	142	286,226
Related party interest	74,464	57,073
Inventory allowance	58,445	32,009
Credit carryforwards	59,525	116,271
Stock options expense	407,869	515,439
Payroll and director's fee	156,611	295,145
Other	199,282	82,806
	8,899,735	24,234,924
Less: Valuation allowance	(9,396,835)	(24,145,360)
	$(497,100)	$89,564

Goodwill portion of net deferred tax - Presented as Deferred income taxes (Long term liabilities)	$(608,554)	$-
Other net deferred tax - Presented as part of Other Assets	$111,454	$89,564

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

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the ASC 740 adjustments is as follows:

	Year Ended December 31,
	2010	2009
Beginning Balance	$289,525	$274,000
Interest and penalties	15,900	15,525
Ending Balance	$305,425	$289,525

Long term deferred income tax liabilities totaled $608,554 and $0 as of December 31, 2010 and December 31, 2009, respectively. The deferred income tax liability at December 31, 2010 includes a tax basis difference related to the Company’s indefinite lived intangible asset, where the Company determined that it would no longer be able to support the use of the deferred tax asset related to its net operating losses to offset the liability.

At December 31, 2010 and 2009, Talon International, Inc. had Federal net operating loss carry-forwards (or “NOLs”) of approximately $20.4 million and $62.3 million, respectively, and State NOLs of $22.5 million and $29.5 million, respectively.  The Federal NOL and State NOL are available to offset future taxable income through 2030.  Section 382 of the Internal Revenue Code places a limitation on the realizability of net operating losses in future periods if the ownership of the Company has changed more than 50% within a three-year period. Due to the Recapitalization Agreement signed between the Company and CVC on July 30, 2010 (See note 4 and Note 5) the Company evaluated the application of I.R.C. Section 382 concerning the change in ownership and the potential limitations on utilizing the net operating loss carryforwards to offset future taxable income.  CVC acquired more than 50% of our common shares during the three years ended July 30, 2010 (60.99% of common shares acquired), which results in the application of I.R.C. Section 382. Per our estimated calculation the annual NOL limitation is approximately $2.2 million for each of the next five years and $0.7 million for the following years up to 19 years from the date of the transaction. The annual limitation reduced the Company’s NOL carry-forwards by a reduction of approximately $40 million for the Federal NOL and $9 million for the State NOL. Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carry-forwards.  Deferred tax liabilities and assets at the end of each period are determined using enacted tax rates.  The Company records deferred tax assets arising from temporary timing differences between recorded net income and taxable net income when and if it believes that future earnings will be sufficient to realize the tax benefit.  For those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided.

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

In 2010, 2009 and 2008, the Company determined, based upon its cumulative operating losses, that it was more likely than not that it would not be in a position to fully realize all of its domestic and foreign deferred tax assets in future year.  Accordingly, at December 31, 2010, and 2009 the Company has recorded a valuation allowance of $9.4 million and $24.1 million, respectively; which reduces the carrying value of its net deferred tax assets.

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the evaluation of Federal NOL as of December 31, 2010, the Company included deemed dividend in amount of approximately $33,000 for 2010 due to earnings from the Company’s foreign subsidiary. In 2009, the Company included in its consolidated U.S. federal tax return approximately $602,000 as a deemed dividend due to earnings from the Company’s foreign subsidiary. In 2008 there were no undistributed earnings from the Company’s foreign subsidiaries.

Tax years subject to examination by the tax authorities for Talon International, Inc. (US) are 2006-2010 and for our foreign subsidiaries 2004-2010.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is a party to a number of non-cancelable operating lease agreements involving buildings and equipment, which expire at various dates through 2014.  The Company accounts for its leases in accordance with FASB ASC 840 “Leases”, whereby step provisions, escalation clauses, tenant improvement allowances, increases based on an existing index or rate, and other lease concessions are accounted for in the minimum lease payments and are charged to the statement of operations on a straight-line basis over the related lease term.

The future minimum lease commitments at December 31, 2010 are approximately as follows:

Years Ending December 31,	Amount

2011	$392,200
2012	251,700
2013	173,000
2014	144,800
Total minimum payments	$961,700

Total rental expense for the years ended December 31, 2010, 2009 and 2008 aggregated $651,285, $843,390 and $813,373, respectively.

Profit Sharing Plan

In October 1999, the Company established a 401(k) profit-sharing plan for the benefit of eligible employees.  The Company may make annual contributions to the plan as determined by the Board of Directors.

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total contributions for the years ended December 31, 2010, 2009 and 2008 amounted to $16,750, $14,898, $24,061, respectively.

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

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

	Year Ended December 31, 2010
	Talon	Trim	Tekfit	Consolidated
Net sales	$24,517,016	$16,936,082	$6,649	$41,459,747
Cost of goods sold	18,141,430	10,771,096	86,829	28,999,355
Gross profit (loss)	6,375,586	6,164,986	(80,180)	12,460,392
Operating expenses *				10,988,984
Income from operations				$1,471,408

	Year Ended December 31, 2009
	Talon	Trim	Tekfit	Consolidated
Net sales	$21,341,132	$17,274,158	$60,500	$38,675,790
Cost of goods sold	16,590,224	10,741,595	31,397	27,363,216
Gross profit	4,750,908	6,532,563	29,103	11,312,574
Operating expenses *				11,023,498
Income from operations				$289,076

	Year Ended December 31, 2008
	Talon	Trim	Tekfit	Consolidated
Net sales	$28,428,885	$19,537,302	$204,793	$48,170,980
Cost of goods sold	22,783,957	12,666,844	103,056	35,553,857
Gross profit	5,644,928	6,870,458	101,737	12,617,123
Operating expenses *				18,579,006
Loss from operations				$(5,961,883)

* Operating expenses are not segregated by division and may include impairment reserve losses.

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company distributes its products internationally and has reporting requirements based on geographic regions.  Long-lived assets are attributed to countries based on the location of the assets and revenues are attributed to countries based on customer delivery locations, as follows:

	Year Ended December 31,
	2010	2009	2008
Sales:
United States	$3,574,386	$3,396,705	$3,332,257
Hong Kong	14,509,155	13,131,762	15,181,280
China	10,412,168	8,990,718	13,614,709
Bangladesh	2,546,500	2,008,869	2,434,382
India	1,122,973	1,650,990	2,536,929
Other	9,294,565	9,496,746	11,071,423
Total	$41,459,747	$38,675,790	$48,170,980

Long-lived Assets:
	December 31,
	2010	2009	2008
United States	$4,623,448	$4,956,855	$5,363,380
Hong Kong	884,344	1,193,617	989,761
China	182,980	236,768	243,905
Other	2,306	4,097	5,604
Total	$5,693,078	$6,391,337	$6,602,650

NOTE 11—MAJOR CUSTOMERS AND VENDORS

For the years ended December 31, 2010, 2009 and 2008, the Company’s three largest customers represented approximately 9%, 9% and 8%, respectively, of consolidated net sales.

Four vendors, each representing more than 10% of the Company’s purchases, accounted for approximately 43% of the Company’s purchases for the year ended December 31, 2010. Three vendors, each representing more than 9% of the Company’s purchases, accounted for approximately 38% of the Company’s purchases for the year ended December 31, 2009. Five vendors, each representing more than 6% of the Company’s purchases, accounted for approximately 46% of the Company’s purchases for the year ended December 31, 2008.  . One vendor accounted for substantially all of the Company’s purchases associated with its Tekfit product for the year ended December 31, 2008.

Included in accounts payable and accrued expenses at December 31, 2010 and 2009 is $1,923,704 and $2,624,494 due to these vendors.

NOTE 12—RELATED PARTY TRANSACTIONS

On July 30, 2010, the Company entered into a Recapitalization Agreement in which the Company issued Series B Preferred Stock in payment of all of the outstanding obligations owed by the Company to CVC under the Loan Agreement (See Note 4 and Note 5).  As a result of this transaction CVC (currently the sole holder of the Series B Preferred Stock) has become a majority stockholder in the company.  A $60,000 non-refundable fee was paid in consideration of CVC entering into an amendment to the Loan Agreement during the third quarter of 2010.  Commencing August 1, 2010, a $5,000 monthly debt monitoring fee was paid to CVC.

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Colin Dyne, brother of both Mark Dyne, the Chairman of the board of directors of the Company and Larry Dyne, the President of the Company, is also a director, officer and significant stockholder in People’s Liberation, Inc., the parent company of Versatile Entertainment, Inc. and William Rast Sourcing. During the years ended December 31, 2010, 2009 and 2008 the Company had sales of $28, $922 and $87,558, respectively, to Versatile Entertainment.  Accounts receivable of $28 and $200 were outstanding from Versatile Entertainment at December 31, 2010 and 2009, respectively.  During the years ended December 31, 2010, 2009 and 2008 the Company had sales of $120,242, $206,400 and $456,957, respectively, to William Rast Sourcing.  Accounts receivable of $26,711 and $41,200 were outstanding from William Rast Sourcing at December 31, 2010 and 2009, respectively.

Note Receivable from Related Party, net at December 31, 2009 represented the unsecured note and accrued interest receivable due from Colin Dyne in the amount of $720,417, and included a valuation reserve for the full amount due, including impairment charges of $200,000 against this note recorded during the year ended December 31, 2009. The note bore interest at 7.5% and was due on demand.  On June 29, 2010, the Company sold the Note Receivable with all of the Company’s rights, title and interest therein to a third party for cash proceeds of $275,000. The amount received was recorded as a recovery of bad debts.

In November 2009, the Company entered into an agreement to pay a commission to Colin Dyne equal to 7% of collected revenues associated with the sales of products to selected retail brands, with 2% of the 7% earned applied to the note receivable balance. For the years ended December 31, 2010 and 2009 commissions of $92,887 and $16,524 were paid in cash, respectively. For the years ended December 31, 2010 and 2009 commissions of $27,057 and $5,483 were applied to the note receivable balance, respectively.

Notes payable to related parties includes demand notes and advances to parties related to or affiliated with Mark Dyne.  The balance of demand notes payable and interest expense due to Mark Dyne and affiliated parties at December 31, 2010 and 2009 was $236,448 and 229,356, respectively, in consideration for the final payment under the Diversified consulting agreement dated March 20, 2000.

Consulting fees and related interest to Diversified Consulting, LLC, a company owned by Mark Dyne, amounted to $63,194, 401,568 and $150,000 for the years ended December 31, 2010, 2009, and 2008, respectively.  This consulting arrangement terminated on March 20, 2010. Accrued consulting fees and related interest amounted to $164,761 and $251,568, as of December 31, 2010 and 2009 respectively.

Notes payable to related parties also includes a note and associated interest due to Lonnie D. Schnell, the Chief Executive Officer and Chief Financial Officer of the Company. The note issued on August 6, 2009 in partial satisfaction of 2008 annual incentive amounts to which Mr. Schnell was entitled, bears 6% interest annually and the maturity date is the earlier of December 31, 2011 or ten days following Mr. Schnell’s employment termination date. The balance of the note payable and accrued interest expense due to Mr. Schnell at December 31, 2010 and 2009 was $38,768 and $36,516, respectively.

Index

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – QUARTERLY RESULTS (UNAUDITED)

Quarterly results for the years ended December 31, 2010 and 2009 are reflected below:

	1st	2nd	3rd	4th
2010
Net sales	$8,235,260	$14,973,072	$9,277,334	$8,974,081
Gross profit	$2,436,693	$4,339,237	$2,714,056	$2,970,406
Income (loss) from operations	$(175,702)	$1,697,769	$(98,181)	$47,522
Net income (loss)	$(847,643)	$646,676	$(1,242,166)	$(23,687)
Available to Preferred Shareholders	-	-	(1,348,683)	(668,268)
Net income (loss) applicable to Common Shareholders	$(847,643)	$646,676	$(2,590,849)	$(691,955)
Basic and diluted net income (loss) per share	$(0.04)	$0.03	$(0.06)	$-
Available to Preferred Shareholders	-	-	(0.07)	(0.03)
Basic and diluted net income (loss) per share applicable to Common Shareholders	$(0.04)	$0.03	$(0.13)	$(0.03)

2009
Net sales	$6,515,754	$12,583,765	$10,426,764	$9,149,507
Gross profit	$1,984,167	$3,561,447	$2,950,703	$2,816,257
Income (loss) from operations	$(535,170)	$832,045	$200,908	$(208,707)
Net income (loss)	$(1,178,528)	$74,855	$(647,156)	$(942,148)
Available to Preferred Shareholders	-	-	-	-
Net income (loss) applicable to common shareholders	$(1,178,528)	$74,855	$(647,156)	$(942,148)
Basic and diluted net income (loss) per share	$(0.06)	$0.01	$(0.03)	$(0.05)
Available to Preferred Shareholders	-	-	-	-
Basic and diluted net income (loss) per share applicable to Common Shareholders	$(0.06)	$0.01	$(0.03)	$(0.05)

During 2010 the Company recorded loss on extinguishment of debt in amount of $570,915 and related party note recovery in amount of $275,000. During 2009 the Company fully reserved note receivable from related party in amount of $200,000.

Quarterly and year-to-date computations of per share amounts are made independently.  Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated subsequent events after the balance sheet date of December 31, 2010 through the date these audited financial statements were issued.

Index

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, the Company’s management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on its assessment, our management has concluded that control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Index

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Prior to the consummation of the Recapitalization Agreement, the Board of Directors consisted of six directors with one Board position vacant. Effective at of the closing of the Recapitalization Agreement transactions, each of Messrs. Brent Cohen, Colin Dyne, Raymond Musci and Joseph Miller resigned from the Board of Directors and Messrs. Lonnie D. Schnell and Mark Dyne remained as directors, and Messrs. Michael Francis Snyder and Mark J. Hughes were appointed to the Board of Directors.  On October 4, 2010, David Ellis was appointed to the Board of Directors.  There were no changes in the Company’s executive officers as a result of the Recapitalization Agreement.

Pursuant to the Recapitalization Agreement, the Company agreed to seek stockholder approval of an amendment to our certificate of incorporation to eliminate the provisions thereof requiring a classified Board of Directors, and to promptly file such amendment after obtaining stockholder approval.  The proposal to eliminate a classified Board was approved by our stockholders at our 2010 annual meeting of stockholders, and consequently, all directors serving on the Board have terms of one year and all director seats will be up for election at each annual stockholders meeting.

The following table sets forth the name, age and position of each of our executive officers and directors as of March 28, 2011.

Name	Age	Position
Directors:
Mark Dyne (1)(2)	50	Chairman of the Board of Directors
David Ellis (3)	47	Director
Mark J. Hughes (3)	39	Director
Lonnie D. Schnell (2)	62	Chief Executive Officer & Chief Financial Officer, Director
Michael Francis Snyder (3)	57	Director
Other Executive Officers:
Larry Dyne (1)	38	President
James E. Reeder	53	Vice President, Corporate Controller

(1)	Mark Dyne and Larry Dyne are brothers.
(2)	Messrs. Dyne and Schnell were elected by holders of Common Stock, and the seats they occupy on the Board will be filled by a vote of the holders of Common Stock, voting as a separate class.
(3)
Messrs. Ellis, Hughes and Snyder were appointed by the sole holder of Series B Preferred Stock, and the seats they occupy on the Board will be filled by a vote of the holders of Series B Preferred Stock, voting as a separate class.

Index

Directors:

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

David Ellis
David Ellis has served on our Board of Directors since October 2010. Mr. Ellis is a co-founder of GemCap, an equity investor in low and middle-market sized companies and provider of asset-based loans, ranging from $1 million to $10 million, as a senior-secured lender.  Through 2006, Mr. Ellis served as the President of Buxbaum Group, which he initially joined in 1988.  Following a three-year hiatus from Buxbaum Group starting in 1991, Mr. Ellis rejoined the company in 1994.  Buxbaum Group consisted of the following five companies which reported to Mr. Ellis: Buxbaum Company, Buxbaum Group, Buxbaum-Century, BC Commercial Finance and Pathway Strategic Partners.  While at Buxbaum Group, Mr. Ellis gained twenty years of experience in the acquisition, insolvency and turnaround management businesses. Mr. Ellis was nominated to our Board of Directors for his extensive domestic and international management experience, and knowledge of associated industry practices and trends, and for his financial and investment management expertise.

Mark J. Hughes
Mark J. Hughes has served on our Board of Directors since July 2010. Mr. Hughes currently serves as a Managing Director at The Comvest Group, a private investment firm focused on providing debt and equity capital to lower middle-market companies. From July 2005 until joining ComVest, Mr. Hughes was a Managing Director in the Investment Banking Group at Tejas Securities Group, an investment and merchant bank focused on distressed debt, high yield and special situations. From March 1998 to June 2005, Mr. Hughes served as a Managing Director in the Investment Banking Group as well as initially as an Equity Research Analyst at C.E. Unterberg, Towbin, an investment bank that specialized on middle-market healthcare and technology companies. From 1996 to 1998, Mr. Hughes worked in Global Markets as a Foreign Exchange Analyst at Deutsche Bank.  Prior to Deutsche Bank, Mr. Hughes spent three years as a Senior Auditor in the Hedge Fund and Broker Dealer Practice of Goldstein, Golub, & Kessler, LLC. Mr. Hughes was a CPA and received his B.S. from Rutgers College, Rutgers School of Business. Mr. Hughes was nominated to our board of directors for his extensive domestic and international management experience, and knowledge of associated industry practices and trends, and for his financial and investment management expertise.

Index

Mark Dyne
Mr. Dyne has served as Chairman of the Board of Directors since 1997.  Mr. Dyne currently serves as the Chief Executive Officer and the Managing Partner of Europlay Capital Advisors, LLC, a merchant banking and advisory firm.  Mr. Dyne currently serves on the Board of Directors of Skype Global S.a.r.l. the world’s leader in V.O.I.P. communications  as well as Atrinsic, Inc. Mr. Dyne previously served as Chairman and Chief Executive Officer of Sega Gaming Technology Inc. (USA), a gaming company, and Chairman and Chief Executive Officer of Virgin Interactive Entertainment Ltd., based in London, England. Mr. Dyne was a founder and director of Packard Bell NEC Australia Pty. Ltd., and he was a founder and former director of Sega Ozisoft Pty Ltd. Mr. Dyne was nominated to our board of directors for his extensive domestic and international management experience, and knowledge of associated industry practices and trends.

Michael Francis Snyder
Michael Francis Snyder has served on our Board of Directors since July 2010. Mr. Snyder is a partner of GSC Consultants, a service industry consulting and advisory firm specializing in strategic growth and turnaround situations for troubled service companies.  Prior to forming GSC in 2007, Mr. Snyder was Chief Executive Officer and Director of Vonage Holdings, Inc. (NYSE: VG), a leading supplier to the telecommunications industry in VOIP services, since February 2006.  From 1997 to February 2006, Mr. Snyder served as President of ADT Security Services, Inc., a subsidiary of Tyco International Ltd.  Mr. Snyder joined ADT in 1977 and served in various positions prior to 1997. Mr. Snyder was nominated to our Board of Directors for his extensive domestic and international management experience, and knowledge of associated industry practices and trends, and for his strategic growth management expertise.

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

James E. Reeder
James E. Reeder joined us in May 2009 and was appointed Vice President, Corporate Controller. From January 2007 to September 2008, Mr. Reeder served as Chief Financial Officer at Sheffield Manufacturing, an aerospace parts manufacturer and at Data Exchange Corporation, an international provider of supply chain solutions. From January 2002 to October 2006, Mr. Reeder was Vice President Finance for Special Devices, Inc., a manufacturer of automotive safety devices and was previously Chief Financial Officer for Power Lift Corporation, a distributor of Caterpillar materials and equipment. Mr. Reeder also served in various senior financial roles at Avery Dennison Corporation for approximately fourteen years. Mr. Reeder has an MBA in Finance and Strategic Planning from the University of California at Berkeley and a B.S., Economics Summa Cum Laude from California State Polytechnic University, Pomona.

Index

Audit Committee

The Company is not a “listed company” under SEC rules and is therefore not required to have a separate audit committee comprised of independent directors.  The Company has, however, determined that as of December 31, 2010, each of Mssrs. Ellis and Snyder is “independent” as that term is defined in Section 5605 of the NASDAQ Marketplace Rules applicable to companies listed on The NASDAQ Stock Market. The Company does not maintain an audit committee, and our full Board of directors performs the functions of the audit committee. Prior to July 30, 2010, we had a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee previously consisted of Messrs. Joseph Miller, Raymond Musci and William Sweedler.  Mr. Sweedler resigned as a director on March 15, 2010, following which Messrs. Miller and Musci were the only members of the audit committee until it was eliminated on July 30, 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Executive officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2010, all of our executive officers, directors and greater-than-ten percent shareholders complied with all Section 16(a) filing requirements.

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

COMPENSATION DISCUSSION AND ANALYSIS

The compensation committee of the Board was previously responsible for determining the compensation to be paid to our officers and directors, with recommendations from management as to the amount and/or form of such compensation.  With the elimination of the compensation committee on July 30, 2010, the full Board of Directors now performs this function.  While our Board may utilize the services of consultants in determining or recommending the amount or form of executive and director compensation, we do not at this time employ consultants for this purpose, and the compensation committee of the Board did not employ consultants at any time during 2010.

Index

Talon International Inc.’s executive compensation program is administered by the Board of Directors.  The Board of Directors is responsible for, among other functions: (1) reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer’s compensation and evaluating the performance of the Chief Executive Officer in light of these corporate goals and objectives; (2) administering our incentive-compensation and equity based plans; and (3)  negotiating, reviewing and recommending the annual salary, bonus, stock options and other benefits, direct and indirect, of the Chief Executive Officer,  and other current and former executive officers.  The Board of Directors also has the authority to select and/or retain outside counsel, compensation and benefits consultants, or any other consultants to provide independent advice and assistance in connection with the execution of its responsibilities.

Our named executive officers for 2010 were as follows:

•	Lonnie D. Schnell, Chief Executive Officer & Chief Financial Officer;

•	Larry Dyne, President; and

•	James E. Reeder, Vice President, Corporate Controller.

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

Index

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

Index

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

Process for Setting Executive Compensation

When making pay determinations for named executive officers, the Board of Directors considers a variety of factors including, among others: (1) actual company performance as compared to pre-established goals, (2) overall company performance and size relative to industry peers, (3) individual executive performance and expected contribution to our future success, (4) changes in economic conditions and the external marketplace and (5) in the case of named executive officers, other than Chief Executive Officer, the recommendation of our Chief Executive Officer.  Ultimately, the Board of Directors uses its judgment when determining how much to pay our executive officers.  The Board of Directors evaluates each named executive officer’s performance during the year against established goals, leadership qualities, business responsibilities, current compensation arrangements and long-term potential to enhance shareholder value.  The opinions of outside consultants are also taken into consideration in deciding what salary, bonus, long-term incentives and other benefits and severance to give each executive in order to meet our objectives stated above. The Board of Directors considers compensation information from data gathered from annual reports and proxy statements from companies that the Board of Directors generally considers comparable to us; compensation of other company employees for internal pay equity purposes; and levels of other executive compensation plans from compensation surveys.  The Board of Directors sets the pay for the named executive officers and other executives, by element and in the aggregate, at levels that it believes are competitive and necessary to attract and retain talented executives capable of achieving our long-term objectives.

Factors Considered

In administering the compensation program for senior executives, including named executive officers, the Board of Directors considers the following:

•
Cash versus non-cash compensation.  The pay elements are cash-based except for the long-term incentive program, which may be cash-based, equity-based, or a combination.  In 2010, the long-term incentive program included significant grants or restricted stock units to our Chief Executive Officer and to our President, which grants were made in connection with the recapitalization transaction that closed in July 2010;

•	Prior year’s compensation. The Board of Directors considers the prior year’s bonuses and long-term incentive awards when approving bonus payouts or equity grants;

Index

•
Adjustments to Compensation. On an annual basis, and in connection with setting executive compensation packages, the Board of Directors reviews our operating income growth, earnings before interest and taxes growth, earnings per share growth, cash flow growth, operating margin, revenue growth and total shareholder return performance.  In addition, the Board of Directors considers peer group pay practices, emerging market trends and other factors.  No specific weighing is assigned to these factors nor are particular targets set for any particular factor.  Total compensation from year to year can vary significantly based on our and the individual executive’s performance; and

•	Application of discretion. It is our policy and practice to use discretion in determining the appropriate compensation levels considering performance.

REPORT OF COMPENSATION COMMITTEE

With the elimination of the compensation committee on July 30, 2010, the full Board of Directors now performs the functions of a compensation committee and is responsible for considering and making decisions regarding executive compensation and is responsible for administering our stock option and executive incentive compensation plans.

The Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis included in this report.  Based on the review and discussion with management, the Board of Directors has determined that the Compensation Discussion and Analysis should be included in the Company’s Annual Report on Form 10-K.

Board of Directors
Mark Dyne
David Ellis
Mark J. Hughes
Lonnie D. Schnell
Michael Francis Snyder

March 28, 2011

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, as to each person serving as Chief Executive Officer and Chief Financial Officer during 2010 and the two highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer at the end of the 2010 whose compensation exceeded $100,000 (referred to as “named executive officers”), information concerning all compensation earned for services to us in all capacities for 2010.

Index

Name and Principal Position	Year	Salary	Bonus (5)	Option Awards (3)	Stock Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (6)	Total
Lonnie D. Schnell (1)	2010	$324,615	$-	$-	$1,143,344	$162,500	$31,668	$1,662,127
Chief Executive Officer and	2009	310,573	-	51,418	-	94,000	25,643	481,634
Chief Financial Officer	2008	275,000	-	140,806	-	35,000	25,116	475,922
Larry Dyne (2)
President	2010	299,615	-	-	1,120,540	150,000	19,393	1,589,548
	2009	284,612	-	37,462	-	71,000	16,345	409,419
Executive Vice President, Sales	2008	250,000	-	109,516	-	40,000	19,682	419,198
James E. Reeder
Vice President,	2010	171,539	45,000	-	-	-	15,868	232,407
Corporate Controller	2009	100,439	-	18,920	-	22,500	6,512	148,371

(1)	Mr. Schnell was appointed Chief Executive Officer effective February 4, 2008 and previously served as Chief Financial Officer.

(2)	Mr. Dyne was appointed President effective May 1, 2009 and previously served as Executive Vice President, Sales.

(3)
The amounts in this column represent the aggregate grant date fair value computed in accordance with ASC 718 with respect to option awards or stock awards granted in the applicable year.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to these grants, refer to Note 6 of our accompanying Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. These amounts do not reflect the actual value that may be realized by the named executive officers which depends on the value of our shares in the future.

(4)
Non-equity incentive plan compensation for 2010 consists of awards from the EBITDA Bonus Plan, a cash incentive plan, which was established pursuant to our employment agreements with Mr. Schnell and Mr. Dyne signed on July 30, 2010. Non-equity incentive plan compensation for 2008 and 2009 consists of awards to Mr. Schnell, Mr. Dyne, and Mr. Reeder under the Management Incentive Plan, a cash incentive plan, which was established pursuant to our 2008 employment agreements with Mr. Schnell and Mr. Dyne for these and other executives. Incentives are reported in the year earned.

As described further below, options were granted in 2009 to Mr. Schnell and Mr. Dyne and a promissory note was issued to Mr. Schnell in satisfaction of bonus amounts to which such executives were entitled for fiscal 2008 in accordance with Management Incentive Plan, comprising $53,230 and $40,000 in bonus amounts for Mr. Schnell and Mr. Dyne, respectively, previously reported as 2008 non-equity incentive plan compensation to these executives in our 2008 Annual Report on Form 10-K.

(5)	Bonus compensation includes discretionary cash incentives awarded to key executives not participating in the 2010 EBITDA Bonus plan.

Index

(6)	All other compensation consists of the following (amounts in dollars):

	Mr. Lonnie D. Schnell			Mr. Larry Dyne			Mr. James E. Reeder
	2010	2009	2008	2010	2009	2008	2010	2009
Health & medical insurance (a)	$21,397	$17,802	$13,793	$11,588	$9,938	$9,429	$14,567	$5,362
Life & disability insurance (b)	301	301	323	4,025	4,000	4,078	301	150
401k contribution (c)	1,000	-	-	1,000	-	-	1,000	1,000
Automobile allowances	8,970	7,540	11,000	2,780	2,407	6,175	-	-
Total	$31,668	$25,643	$25,116	$19,393	$16,345	$19,682	$15,868	$6,512

(a)	Includes payments of medical premiums.
(b)	Includes executive and group term life and disability insurance.
(c)	Represents our contribution to 401k programs.

Executive Compensation

The 2010 compensation for Lonnie Schnell, our Chief Executive Officer was in accordance with our employment agreements with him. The terms and conditions established in this agreement were the result of our consideration of our current operating performance levels, 2008 and 2009 operating performance, comparative industry compensation levels and negotiations with Mr. Schnell. The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding shareholder value.  Accordingly, the base compensation was established near minimum industry levels for the same role in comparable companies, and he was granted a restricted stock unit award (“RSU Award”) for 5,778,500 shares of the Company’s common stock.  The RSU Award will vest 50% on a date which is 13 months following the grant date, and 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to partial acceleration of vesting as part of the executives’ severance benefits and full acceleration of vesting upon a change in control of the Company, as defined in the RSU Award agreement, and subject to non-revocable deferral elections provided by Mr. Schnell one year or more before each vesting date. In addition to the long-term equity incentive, Mr. Schnell was entitled to receive an annual cash bonus in an amount equal to a percentage of his base salary upon Talon achieving actual adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) within a range, starting at 80%, of target adjusted EBITDA.  Mr. Schnell was entitled to an auto allowance of $1,000 per month, and reimbursement of up to $10,000 for legal fees incurred in connection with the negotiation of his employment agreement. The EBITDA bonus award is shown in the table above as non-equity incentive plan compensation.

In 2008 and 2009, a cash incentive, referred to as the Management Incentive Program (“MIP”), was established as provided in Mr. Schnell’s employment agreement setting aside 12% of our EBITDA, and selected expenses associated with non-operating charges, for annual bonus awards to him and the other senior executives.  The MIP fund awards are shown in the table above as non-equity incentive plan compensation.

Index

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

In 2008, a long-term equity option of 900,000 shares of common stock, representing approximately 4.4% of our outstanding shares at the time, was granted to Mr. Schnell as an inducement to maximum performance achievements and increased shareholder values. The option grant was established to vest monthly over a three-year term, after a minimum initial term of twelve months, to coincide with the objectives of our strategic plan. All of those options were fully vested as of July 30, 2010 upon a change in control of the Company.

The 2010 compensation for Larry Dyne, our President was in accordance with our employment agreements with him. The terms and conditions established in this agreement were the result of our consideration of our current operating performance levels, 2009 and 2008 operating performance, comparative industry compensation levels and negotiations with Mr. Dyne.   The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding shareholder value.  Accordingly, the base compensation was established near minimum industry levels for the same role in comparable companies, and he was granted a RSU Award for 5,778,500 shares of the Company’s common stock.  The RSU Award will vest 50% on a date which is 13 months following the grant date, and 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to partial acceleration of vesting as part of the executives’ severance benefits and full acceleration of vesting upon a change in control of the Company, as defined in the RSU Award agreement, and subject to non-revocable deferral elections provided by Mr. Dyne one year or more before each vesting date. In addition Mr. Dyne’s employment agreement provided that he would be entitled to receive an annual cash bonus in an amount equal to a percentage of his base salary upon Talon achieving actual adjusted EBITDA within a range, starting at 80%, of target adjusted EBITDA.  Mr. Dyne was entitled to an auto allowance of $950 per month, and reimbursement of up to $10,000 for legal fees incurred in connection with the negotiation of his employment agreement. The EBITDA bonus award is shown in the table above as non-equity incentive plan compensation.

During 2008 and 2009, Mr. Dyne was eligible to participate in the MIP annual cash incentive plan.

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

In 2008, a long-term equity option of 700,000 shares of common stock, representing approximately 3.4% of our outstanding shares at the time, was granted to Mr. Dyne as an inducement to maximum performance achievements and increased shareholder values. The option grant was established to vest monthly over a three-year term, after a minimum initial term of twelve months, to coincide with the objectives of our strategic plan. All of those options were fully vested as of July 30, 2010 upon a change in control of the Company.

Index

The 2010 compensation for James E. Reeder, our Vice President, Corporate Controller was in accordance with our at-will employment agreement with him.  The terms and conditions established in this agreement were the result of our consideration of our operating performance levels, compensation levels for our previous corporate controller, comparative industry compensation levels and negotiations with Mr. Reeder.   The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding shareholder value.  Accordingly, the base compensation was established near minimum industry levels for the same role in comparable companies. Cash bonus is a discretionary bonus award based on performance.

In 2009, a long-term equity option of 200,000 shares of common stock was granted to Mr. Reeder as an inducement to maximum performance achievements and increased shareholder values. The option grant was established to vest monthly over a four-year term, after a minimum initial term of twelve months, to coincide with the objectives of our strategic plan. Mr. Reeder was a participant in the Management Incentive Plan for 2009.  During the first year of employment, a bonus of not less than $20,000 was guaranteed in the employment agreement.

Grants of Plan-Based Awards in Fiscal 2010

The following table provides information about equity-awards granted to each named executive officer in 2010.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stocks or Units (#)(1)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Lonnie D. Schnell	7/30/10	5,778,500	$1,143,344
Larry Dyne	7/30/10	5,778,500	$1,120,540

(1)
Upon entering into employment agreements on July 30, 2010, each of Messrs. Schnell and Dyne were granted a restricted stock unit award, for 5,778,500 shares of the Company’s common stock.  Each RSU Award vests 50% on a date which is 13 months following the grant date, and 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to partial acceleration of vesting as part of the executives’ severance benefits and full acceleration of vesting upon a change in control of the Company, as defined in the RSU Award agreement. On August 30, 2010, Mr. Schnell and Mr. Dyne elected to defer the conversion to common stock of some of the RSUs that vest on August 30, 2011.  No later than August 30, 2011, Mr. Schnell and Mr. Dyne must provide their election of one of two deferral schedules concluding July 30, 2014.

(2)	The grant date fair value is generally the amount we would expense in our financial statements over the award’s service period, but does not include a reduction for forfeitures.

Index

Outstanding Equity Awards at Fiscal Year 2010

The following table provides information with respect to outstanding stock options and stock awards held by each of the named executive officers as of December 31, 2010:

		Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options
Name	Grant Date	(#) Exercisable	(#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Lonnie D. Schnell	6/25/08	900,000	-		$0.20	06/24/18
	8/6/09	700,000	-		$0.09	8/6/19
	7/30/10						5,778,500	635,635

Larry Dyne	6/25/08	700,000	-		$0.20	06/24/18
	8/6/09	510,000	-		$0.09	8/6/19
	7/30/10						5,778,500	635,635

James E. Reeder	6/1/09	75,000	125,000	(1)	$0.11	6/1/19

(1)
These options shall become exercisable with respect to 25% of the total options shares at the end of one year from the date of the grant and the remaining shares shall become exercisable in 36 monthly installments equal to 1/48th of the Option shares on the last day of each calendar month thereafter until fully exercisable.

(2)
Each RSU Award vests 50% on a date which is 13 months following the grant date, and 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to partial acceleration of vesting as part of the executives’ severance benefits and full acceleration of vesting upon a change in control of the Company, as defined in the RSU Award agreement. On August 30, 2010 Mr. Schnell and Mr. Dyne elected to defer the conversion to common stock of some of the RSUs that  vest on August 30, 2011.  No later than August 30, 2011, Mr. Schnell and Mr. Dyne must provide their election of one of two deferral schedules concluding July 30, 2014.

(3)	Based on the closing price of the Common Stock on December 31, 2010 of $0.11, as reported by the OTC Bulletin Board.

Employment Agreements, Termination of Employment and Change of Control Arrangements

Employment Agreements

We have entered into the following employment agreements with Lonnie D. Schnell and Larry Dyne.  Mr. Reeder does not have an employment agreement.

Index

Lonnie D. Schnell, Chief Executive Officer and Chief Financial Officer.  In connection with the Recapitalization Agreement, on July 30, 2010, the Company entered into an Executive Employment Agreement with Mr. Schnell, which replaced his June 18, 2008 employment agreement.  Mr. Schnell’s new employment agreement provides that he will continue to serve as our Chief Executive Officer.  The employment agreement has a term continuing though December 31, 2013, which term may be extended to December 31, 2014.  Pursuant to this agreement, Mr. Schnell received an annual base salary of $325,000 for the period starting on July 30, 2010 through December 31, 2010.  Starting on January 1, 2011 through the remainder of the term of this agreement, Mr. Schnell’s annual base salary will be $350,000.  Such base salary may be increased, but not decreased, at the discretion of the Board.  Mr. Schnell will be entitled to receive an annual cash bonus in an amount equal to a percentage of his base salary upon Talon achieving actual adjusted EBITDA within a range, starting at 80%, of target adjusted EBITDA.  Mr. Schnell is entitled to an auto allowance of $1,000 per month, and reimbursement of up to $10,000 for legal fees incurred in connection with the negotiation of his employment agreement.

 In the event that prior to the end of the term, Mr. Schnell’s employment is terminated by the Company “without cause” (as defined in the agreement), by Mr. Schnell for “good reason” (as defined in the agreement) or due to Mr. Schnell’s death or disability, then conditional upon his execution of a release of claims, Mr. Schnell or his estate will be entitled to receive, in addition to all accrued salary, (i) severance payments equal to 18 months of Mr. Schnell’s base salary, (ii) if the termination occurs prior to August 30, 2011, then 50% of his RSU Award will vest as of the date of termination, (iii) all options issued to Mr. Schnell shall remain outstanding for 18 months following termination, and (iv) continued medical coverage for Mr. Schnell and his dependents for 18 months following termination.

Larry Dyne, President. In connection with the Recapitalization Agreement, on July 30, 2010, the Company entered into an Executive Employment Agreement with Mr. Dyne, which replaced his June 18, 2008 employment agreement.  Mr. Dyne’s new employment agreement provides that he will continue to serve as our President.  The employment agreement has a term continuing though December 31, 2013, which term may be extended to December 31, 2014.  Pursuant to this agreement, Mr. Dyne received an annual base salary of $300,000 for the period starting on July 30, 2010 through December 31, 2010.  Starting on January 1, 2011 through the remainder of the term of this agreement, Mr. Dyne’s annual base salary will be $325,000.  Such base salary may be increased, but not decreased, at the discretion of the Board. Mr. Dyne will be entitled to receive an annual cash bonus in an amount equal to a percentage of his base salary upon Talon achieving actual adjusted EBITDA within a range, starting at 80%, of target adjusted EBITDA.  Mr. Dyne is entitled to an auto allowance of $950 per month, and reimbursement of up to $10,000 for legal fees incurred in connection with the negotiation of his employment agreement.

In the event that prior to the end of the term, Mr. Dyne’s employment is terminated by us “without cause” (as defined in the agreement), by Mr. Dyne for “good reason” (as defined in the agreement) or due to Mr. Dyne’s death or disability, then conditional upon his execution of a release of claims, Mr. Dyne or his estate will be entitled to receive, in addition to all accrued salary, (i) severance payments equal to 18 months of Mr. Dyne’s base salary, (ii) if the termination occurs prior to August 30, 2011, then 50% of his RSU Award will vest as of the date of termination, (iii) all options issued to Mr. Dyne shall remain outstanding for 18 months following termination, and (iv) continued medical coverage for Mr. Dyne and his dependents for 18 months following termination.

Potential Severance Payments

Under the Executive Employment Agreements with Messrs. Schnell and Dyne entered into on July 30, 2010 in connection with the Recapitalization Agreement, Messrs. Schnell and Dyne will be entitled to receive  severance benefits in the event that the executive’s employment is terminated due to executive’s death or disability, by the Company without “cause” or by the executive for “good reason.”  The following table sets forth estimated and unaudited severance payments and benefits that the Company would have been obligated to pay to Messrs. Schnell and Dyne assuming a triggering event had occurred under each of their respective July 2010 employment agreements as of December 31, 2010 as follows:

Index

Name	Cash Severance Payment ($)(1)	Non-Equity Incentive ($)	Continuation of Health Benefits ($)	Value of Acceleration of Vesting of Equity Awards ($)(2)	Total Severance Benefits ($)
Lonnie D. Schnell	545,144	162,500	31,010	317,818	1,056,472
Larry Dyne	495,698	150,000	16,092	317,818	979,608

(1)
Includes (a) earned and unpaid base salary through the date of termination, (b) accrued but unpaid vacation and (c) severance payments equal to 18 months of base salary and payable in a lump sum or periodic payments as provided in the executive’s employment agreement and (d) car allowance payments due at the first day of the month during the severance period (18 months) as provided in the executive’s employment agreement.

(2)
Based on the closing price of the Common Stock on December 31, 2010 of $0.11, as reported by the OTC Bulletin Board. As provided in the executive’s employment agreement, 50% of the RSU Award will vest as of the date of termination.

Potential Change in Control Payments

Each RSU Award to Messrs. Schnell and Dyne will vest 100% upon a change in control of the Company, as defined in the RSU Award agreement. The following table sets forth the change in control benefits that we would have been obligated to pay to our named executive officers assuming a change of control had occurred as of December 31, 2010.

Name	Value of Acceleration of Vesting of Equity Awards ($)(1)
Lonnie D. Schnell	635,635
Larry Dyne	635,635

(1)	Based on the closing price of the Common Stock on December 31, 2010 of $0.11, as reported by the OTC Bulletin Board.

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

The following table details the total compensation earned by our non-employee directors in 2010.

Index

Name	Fees Earned or Paid in Cash
Mark Dyne (1)	$29,500
David Ellis	-
Mark J. Hughes	-
Michael Francis Snyder	-
Colin Dyne (2)	-
Brent Cohen (2)	15,583
Joseph Miller (2)	18,083
Raymond Musci (2)	21,500
William Sweedler (3)	-
Total	$84,666

(1)	As of December 31, 2010, Mr. Mark Dyne held options to purchase a total of 265,000 shares.
(2)	Mr. Colin Dyne, Mr. Brent Cohen, Mr. Joseph Miller and Mr. Raymond Musci resigned from their position as board members on July 30, 2010.
(3)	Mr. William Sweedler resigned from his position as board member on March 15, 2010.

Our policy prior to the Recapitalization Agreement as July 30, 2010 was to pay non-employee directors $1,500 for their personal attendance at any meeting of the Board of Directors, $1,000 for their personal attendance at any committee meeting, and $500 for attendance at any telephonic meeting of the Board of Directors or of a committee of the Board of Directors.  We also paid non-employee directors an annual retainer of $20,000 for Board service and an additional retainer of $5,000 for service on each committee. The Chairman of the Board received an annual retainer of $25,000 for Board service.  We also reimbursed directors for their reasonable travel expenses incurred in attending board or committee meetings and pay non-employee directors a per diem for board services.

Our current policy, effective January 1, 2011, is to pay non-employee directors $1,000 for their personal attendance at any meeting of the Board of Directors and $500 for attendance at any telephonic meeting of the Board of Directors.  We will also pay non-employee directors an annual retainer of $10,000 for Board service.  The Chairman of the Board will receive an annual retainer of $15,000 for Board service.  There will be no individual Board Committees.  The Board of Directors will handle all Audit, Compensation and Nominating matters.  We will also reimburse directors for their reasonable travel expenses incurred in attending board meetings

In addition, our current policy is to annually grant to each non-employee director an option to purchase 100,000 shares of our common stock, which will vest in 12 equal monthly installments. On January 13, 2011, we issued 100,000 options to each of the Messrs. Mark Dyne, David Ellis, Mark J. Hughes and Michael Francis Snyder, which become exercisable in 12 equal monthly installments, and will be fully vested one year from the date of grant.

In November 2009, we entered into an agreement to pay a commission to an affiliate of Colin Dyne equal to 7% of collected revenues associated with the sales of products to selected retail brands, with 2% of the 7% earned applied to the note receivable balance with Colin Dyne.  For the year ended December 31, 2010 commissions of $92,888 were paid in cash and $27,057 were applied to the note receivable balance.

Index

Compensation Committee Interlocks and Insider Participation

The Board of Directors currently performs the function of a compensation committee. None of our current executive officers has served as a member of the board of directors or compensation committee of any entity for which a member of our Board of Directors has served as an executive officer.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2010 regarding equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,147,100	$0.35	2,650,000
Equity compensation plans not approved by security holders	11,557,000	$-	-

Equity compensation plans not approved by security holders consist of restricted stock units awarded to certain executives in 2010.  Upon entering into employment agreements on July 30, 2010, each of Lonnie Schnell and Larry Dyne were granted a restricted stock unit award for 5,778,500 shares of our common stock.  Each RSU Award vests 50% on a date which is 13 months following the grant date, and 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to partial acceleration of vesting as part of the executives’ severance benefits and full acceleration of vesting upon a change in control of the Company, as defined in the RSU Award agreement.

Each of the above plans provides that the number of shares with respect to which options and warrants may be granted, and the number of shares of common stock subject to an outstanding option or warrant, shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on common stock.

Security Ownership of Certain Beneficial Owners and Management

The following table presents information regarding the beneficial ownership of our common stock as of March 28, 2011:

Index

•	each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock;
•	each of our current directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares.  Each share of our Series B Preferred Stock is convertible into one hundred shares of our Common Stock at the discretion of the holder.  Accordingly, a holder of one share of our Series B Preferred Stock is deemed to be the beneficial owner of one hundred shares of our Common Stock for purposes of the table below.  Shares of Common Stock underlying warrants or options currently exercisable or exercisable within sixty (60) days of the date of this information are deemed outstanding for purposes of computing the percentage ownership of the person holding such warrants or options but are not deemed outstanding for computing the percentage ownership of any other person. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at March 28, 2011.  Unless otherwise indicated, the persons named in this table have sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

As of March 28, 2011, we had 20,291,433 shares of Common Stock and 407,160 shares of Series B Preferred Stock issued and outstanding.  The address of each person listed is in our care, at 21900 Burbank Boulevard, Suite 270, Woodland Hills, California 91367, unless otherwise set forth below such person’s name.

	Common Stock		Series B Preferred Stock		% of Total
Name of Beneficial Owner	Shares	%	Shares	%	Voting Power

Executive Officers and Directors:
Lonnie D. Schnell (1)	1,725,000	7.9	--	--	2.8
Larry Dyne (2)	1,339,600	6.2	--	--	2.2
Mark Dyne (3)	1,134,000	5.5	--	--	1.8
James E. Reeder (4)	170,833	*	--	--	*
Mark J. Hughes (5)	33,333	*	--	--	*
David Ellis (5)	33,333	*	--		*
Michael Francis Snyder (5)	33,333	*	--	--	*

Executive Officers and Directors as a Group (7 persons) (6)	4,469,432	18.9	--	--	6.9

5% Stockholders:
CVC California, LLC (7) 525 Okeechobee Blvd., Suite 1050 West Palm Beach, Florida 33401	1,750,000	8.6	407,160	100	69.6

*	Less than 1%.
(1)	Consists of (i) 125,000 shares of Common Stock and (ii) 1,600,000 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable.
(2)	Consists of (i) 129,600 shares of Common Stock and (ii) 1,210,000 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable.
(3)
Consists of (i) 835,667 shares of Common Stock and (ii) 298,333 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

(4)
Consists of (i) 75,000 shares of Common Stock and (ii) 95,833 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

(5)	Includes 33,333 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.
(6)
Consists of (i) 1,165,267 shares of Common Stock and (ii) 3,304,165 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

(7)
Consists of (i) 1,750,000 shares of Common Stock, and (ii) 407,160 shares of Series B Preferred Stock, convertible into 40,716,000 shares of Common Stock.  Excludes shares of Common Stock beneficially owned by Lonnie D. Schnell and Larry Dyne, which shares are the subject of a limited voting agreement with this stockholder and with respect to which this stockholder has been granted a limited proxy to vote such shares, in each case with respect to certain fundamental transaction involving the Company.

Index

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

Reportable Related Party Transactions

Other than the employment arrangements described elsewhere in this report and the transactions described below, since January 1, 2010, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds $120,000; and
•
in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Colin Dyne, brother of both Mark Dyne, the Chairman of the board of directors of the Company and Larry Dyne, the President of the Company, is also a director, officer and significant stockholder in People’s Liberation, Inc., the parent company of Versatile Entertainment, Inc. and William Rast Sourcing.  During the year ended December 31, 2010 the Company had sales of approximately $28 to Versatile Entertainment.  Accounts receivable of $28 were outstanding from Versatile Entertainment at December 31, 2010.

During the year ended December 31, 2010 the Company had sales of $120,242 to William Rast Sourcing.  Accounts receivable of $26,711 were outstanding from William Rast Sourcing at December 31, 2010.

Index

At December 31, 2009 we had an unsecured note and accrued interest receivable due from Colin Dyne in the amount of $720,417. The note bore interest at 7.5% and was due on demand.  On June 29, 2010, we sold the note receivable with all of our rights, title and interest therein to a third party for cash proceeds of $275,000. The amount received was recorded as a recovery of bad debts.

In November 2009, we entered into an agreement to pay a commission to an affiliate of Colin Dyne equal to 7% of collected revenues associated with the sales of products to selected retail brands, with 2% of the 7% earned applied to the note receivable balance. For the year ended December 31, 2010, commissions of $92,887 were paid in cash. For the year ended December 31, 2010, commissions of $27,057 were applied to the note receivable balance.

At December 31, 2010 we had notes payable of $236,448 due to parties affiliated with Mark Dyne, the chairmen of our Board of Directors and a significant shareholder. The notes are payable on demand and accrue interest at 10% per annum.

Consulting fees and related interest to Diversified Consulting, LLC, a company owned by Mark Dyne, amounted to $63,194, 401,568 and $150,000 for the years ended December 31, 2010, 2009, and 2008, respectively.  This consulting arrangement terminated on March 20, 2010. Accrued consulting fees and related interest amounted to $164,761 and $251,568, as of December 31, 2010 and 2009 respectively.

On August 6, 2009 we issued a note to Lonnie D. Schnell, our Chief Executive Officer and Chief Financial Officer in partial satisfaction of 2008 annual incentive amounts to which Mr. Schnell was entitled. The note bears 6% interest annually and the maturity date is the earlier of December 31, 2011 or ten days following Mr. Schnell’s employment termination date. The balance of the note payable and accrued interest expense due to Mr. Schnell at December 31, 2010 was $38,768.

Director Independence

Because our common stock is quoted on the OTQB, we are not subject to the listing requirements of any securities exchange or Nasdaq regarding the independence of our directors.  However, our company has determined that, as of December 31, 2010, each of Mssrs. Ellis and Snyder is “independent” as that term is defined in Section 5605 of the NASDAQ Marketplace Rules applicable to companies listed on The NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Services Provided by the Independent Auditors

Our Board of Directors performs the functions of the audit committee and is responsible for the appointment, compensation, retention and oversight of the work of the independent auditors.

SingerLewak LLP served as our independent registered public accounting firm for each of the fiscal years ended December 31, 2010, 2009 and 2008.

Audit Fees - The aggregate fees billed by our independent registered public accounting firm for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q or services that are normally provided in connection with statutory and regulatory filings were $310,000 for fiscal year 2010, $370,000 for fiscal year 2009 and $439,000 for fiscal year 2008.

Index

Audit-Related Fees - The aggregate fees billed by our independent registered public accounting firm for professional services rendered for assurance and related services reasonably related to the performance of the audit or review of our financial statements (other than those reported above)were $0 for fiscal year 2010, $0 for fiscal year 2009 and $28,000 for fiscal year 2008.

Tax Fees - The aggregate fees billed by our independent registered public accounting firm for professional services rendered for tax compliance, tax advice and tax planning were $59,000 for fiscal year 2010, $37,000 for fiscal year 2009 and $54,000 for fiscal year 2008.

All Other Fees – The aggregate fees billed by our independent public registered accounting firm for services rendered to us other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” were $24,000 for fiscal year 2010, $5,000 for fiscal year 2009 and $24,000 for fiscal year 2008 which was primarily related governmental regulations not related to our annual or quarterly financial statements.

The Board of Directors approved all of the foregoing services provided by SingerLewak LLP.

Policy Regarding Pre-Approval of Services Provided by the Independent Auditors

The Board of Directors has established a general policy requiring its pre-approval of all audit services and permissible non-audit services provided by the independent auditors, along with the associated fees for those services. For both types of pre-approval, the Board of Directors considers whether the provision of a non-audit service is consistent with the SEC’s rules on auditor independence, including whether provision of the service (1) would create a mutual or conflicting interest between the independent auditors and the Company, (2) would place the independent auditors in the position of auditing its own work, (3) would result in the independent auditors acting in the role of management or as our employee, or (4) would place the independent auditors in a position of acting as an advocate for us.  Additionally, the Board of Directors considers whether the independent auditors are best positioned and qualified to provide the most effective and efficient service, based on factors such as the independent auditors’ familiarity with our business, personnel, systems or risk profile and whether provision of the service by the independent auditors would enhance our ability to manage or control risk or improve audit quality or would otherwise be beneficial to us.

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

(3)    Exhibits

See Exhibit Index attached to this Annual Report on Form 10-K, which is incorporated herein by reference.

Index

Schedule II – Valuation and Qualifying Accounts and Reserves ($ in thousands)

Description	Balance at Beginning of Year	Additions (Adjustments)	Deductions	Balance at End of Year
2010
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	$232	$(76)	$23	$133
Allowance for doubtful accounts deducted from related party in the balance sheet	674	(275)	399	-
Reserve for inventory valuation deducted from inventories on the balance sheet	1,185	106	407	884
Valuation reserve deducted from Deferred tax assets	24,145	1,088	15,836	9,397
	$26,236	$843	$16,665	$10,414

2009
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	$217	$122	$107	$232
Allowance for doubtful accounts deducted from related party in the balance sheet	474	200	-	674
Reserve for inventory valuation deducted from inventories on the balance sheet	1,211	61	87	1,185
Valuation reserve deducted from Deferred tax assets	23,469	676	-	24,145
	$25,371	$1,059	$194	$26,236

2008
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	$141	$74	$(2)	$217
Allowance for doubtful accounts deducted from related party in the balance sheet	-	474	-	474
Reserve for inventory valuation deducted from inventories on the balance sheet	1,019	692	500	1,211
Valuation reserve deducted from Deferred tax assets	20,163	4,400	1,094	23,469
	$21,323	$5,640	$1,592	$25,371

(1)
Additions to the allowance for doubtful accounts include provisions for uncollectible accounts.  Bad debt expense includes (and additions above exclude) net direct write-offs of approximately $18,000, $(2,000) and $0 for the years ended December 31, 2010, 2009 and 2008, respectively.  Additions to the inventory valuation reserve include current year provisions.  Additionally, in 2010, 2009 and 2008 there were direct write-offs of $364,000, $223,000 and 500,000, respectively.

(2)
Deductions from the allowance for doubtful accounts include amounts applied to write-offs and reversals of prior period provisions.  Deductions from the inventory valuation reserve include application of the reserve against obsolete, excess, slow-moving or disposed inventory.

Index

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

/ s / James E. Reeder

By: James E. Reeder

Its: Vice President, Corporate Controller

(Principal Accounting Officer)

Index

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

Signature	Title	Date

/s/ Lonnie D. Schnell	Chief Executive Officer and Chief Financial Officer, Director	March 28, 2011
Lonnie D. Schnell	(Principal Executive and Financial Officer)

/s/ James E. Reeder	Vice President, Corporate Controller	March 28, 2011
James E. Reeder	(Principal Accounting Officer)

/s/ Mark Dyne	Chairman of the Board of Directors	March 28, 2011
Mark Dyne

/s/ David Ellis	Director	March 28, 2011
David Ellis

/s/ Mark J. Hughes	Director	March 28, 2011
Mark J. Hughes

/s/ Michael Francis Snyder	Director	March 28, 2011
Michael Francis Snyder

Index

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

3.1.2
Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock.  Incorporated by reference to Exhibit A to the Rights Agreement filed as Exhibit 4.1 to Current Report on Form 8-K filed as of November 4, 1998.

3.1.3	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-KSB, filed March 28, 2000.

3.1.4	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1.3 to Form 8-K filed on August 4, 2006.

3.1.5	Certificate of Ownership and Merger. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 20, 2007.

3.1.6	Certificate of Designation of Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 5, 2010.

3.1.7	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 24, 2010.

3.2	Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

4.1	Specimen Stock Certificate of Common Stock of Registrant. Incorporated by reference to Exhibit 4.1to Form SB-2 filed on October 21, 1997, and the amendments thereto.

4.2
Rights Agreement, dated as of November 4, 1998, between Registrant and American Stock Transfer and Trust Company as Rights Agent. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed as of November 4, 1998.

4.3	Form of Rights Certificate. Incorporated by reference to Exhibit B to the Rights Agreement filed as Exhibit 4.1 to Current Report on Form 8-K filed as of November 4, 1998.

10.1	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.2	Promissory Note, dated September 30, 1996, provided by Tag-It, Inc. to Harold Dyne. Incorporated by reference to Exhibit 10.21 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.3	Promissory Note, dated June 30, 1991, provided by Tag-It, Inc. to Harold Dyne. Incorporated by reference to Exhibit 10.23 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

Index

Exhibit Number	Exhibit Description

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

10.16.1	Amendment No. 1 to Loan Agreement dated July 30, 2007, by and between the Registrant and Bluefin Capital, LLC. Incorporated by reference to Exhibit 10.20 to the Form 10-K filed on April 25, 2008.

Index

Exhibit Number	Exhibit Description

10.16.2	Amendment No. 2 to Loan Agreement dated November 19, 2007, by and between the Registrant and Bluefin Capital, LLC. Incorporated by reference to Exhibit 10.35.2 to Form 8-K filed on November 26, 2007.

10.16.3	Amendment No. 3 to Loan Agreement dated as of March 31, 2008, by and between the Registrant and Bluefin Capital, LLC. Incorporated by reference to Exhibit 10.21.3 to Form 10-Q filed on May 15, 2008.

10.16.4	Amendment No. 4 to Loan Agreement dated as of March 31, 2009, by and between the Registrant and CVC California, LLC. Incorporated by reference to Exhibit 10.19.4 to Form 10-Q filed on May 15, 2009.

10.16.5	Amendment No. 5 to Loan Agreement, dated June 30, 2010, between Registrant and CVC California, LLC. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 5, 2010.

10.16.6	Amendment No. 6 to Loan Agreement, dated July 30, 2010, between Registrant and CVC California, LLC. Incorporated by reference to Exhibit 10.3 to Form 8-K filed on August 5, 2010.

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

10.20 (2)	Amended and Restated Talon International, Inc. 2008 Stock Incentive Plan.

10.21 (2)
Sales and Service Representative Agreement, dated November 13, 2009, between Talon International, Inc. and The Link Trading LLC.  Incorporated by reference to Exhibit 10.28 to Form 10-Q filed on November 13, 2009.

10.22	Recapitalization Agreement, dated June 30, 2010, between Registrant and CVC California, LLC. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 5, 2010.

10.23	Amended and Restated Revolving Credit Note, dated July 30, 2010, made by Registrant in favor of CVC California, LLC. Incorporated by reference to Exhibit 10.4 to Form 8-K filed on August 5, 2010.

Index

Exhibit Number	Exhibit Description

10.24	Stockholders Agreement, dated July 30, 2010, among Registration, CVC California, LLC, Lonnie D. Schnell and Larry Dyne. Incorporated by reference to Exhibit 10.5 to Form 8-K filed on August 5, 2010.

10.25 (2)(1)	Employment Agreement, dated July 30, 2010, between Registrant and Lonnie D. Schnell. Incorporated by reference to Exhibit 10.6 to Form 8-K filed on August 5, 2010.

10.26 (2)(1)	Employment Agreement, dated July 30, 2010, between Registrant and Larry Dyne. Incorporated by reference to Exhibit 10.7 to Form 8-K filed on August 5, 2010.

10.27 (2)	Restricted Stock Unit Agreement, dated July 30, 2010, between Registrant and Lonnie D. Schnell. Incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 5, 2010.

10.28 (2)	Restricted Stock Unit Agreement, dated July 30, 2010, between Registrant and Larry Dyne. Incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 5, 2010.

14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 30, 2004.

21.1	Subsidiaries.

23.1	Consent of SingerLewak LLP.

24.1	Power of Attorney (included on signature page).

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

(1)
Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 24b-2 of the General Rules and Regulations under the Securities Act of 1933, as amended.

(2)	Indicates a management contract or compensatory plan.