Form 10-Q
period 2011-03-31
TALON INTERNATIONAL, INC.
filed 2011-05-12
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011.

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

At May 11, 2011, the issuer had 20,400,808 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,715,603	$2,795,284
Accounts receivable, net	3,971,861	3,350,935
Inventories, net	1,242,725	1,271,991
Prepaid expenses and other current assets	331,325	331,924
Total current assets	9,261,514	7,750,134

Property and equipment, net	1,473,162	1,582,327
Intangible assets, net	4,110,751	4,110,751
Other assets	402,226	384,455
Total assets	$15,247,653	$13,827,667

Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,799,548	$5,231,036
Accrued expenses	1,773,294	1,865,841
Notes payable to related parties	277,573	275,215
Other notes and current portion of capital lease obligations	70,457	69,608
Total current liabilities	8,920,872	7,441,700

Capital lease obligations, net of current portion	15,799	17,492
Deferred income taxes	644,870	608,554
Other liabilities	772,421	740,877
Total liabilities	10,353,962	8,808,623

Commitments and contingencies (Note 10)

Series B Convertible Preferred Stock, $0.001 par value; 407,160 shares authorized, issued and outstanding	18,488,731	17,820,464

Stockholders’ Equity (Deficit):
Series A Preferred Stock, $0.001 par value; 250,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 20,291,433 shares issued and outstanding	20,291	20,291
Additional paid-in capital	57,253,670	56,975,314
Accumulated deficit	(70,896,975)	(69,827,780)
Accumulated other comprehensive income	27,974	30,755
Total stockholders’ equity (deficit)	(13,595,040)	(12,801,420)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$15,247,653	$13,827,667

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net sales	$9,228,193	$8,235,260
Cost of goods sold	6,337,640	5,798,567
Gross profit	2,890,553	2,436,693

Sales and marketing expenses	898,560	656,822
General and administrative expenses	2,282,498	1,955,573
Total operating expenses	3,181,058	2,612,395

Loss from operations	(290,505)	(175,702)

Interest expense, net	18,440	707,197
Loss before provision for income taxes	(308,945)	(882,899)
Provision for (benefit from) income taxes	91,983	(35,256)
Net loss	$(400,928)	$(847,643)

Available to Preferred Shareholders -
Series B Preferred Stock Liquidation Preference Increase	(668,267)	-
Loss applicable to Common Shareholders	$(1,069,195)	$(847,643)

Per share amounts:
Net loss per share	$(0.02)	$(0.04)
Available to Preferred Shareholders	(0.03)	-
Basic and diluted net loss per share applicable to Common Shareholders	$(0.05)	$(0.04)

Weighted average number of common shares outstanding - Basic and diluted	20,291,433	20,291,433

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

  CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(400,928)	$(847,643)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	165,580	213,903
Amortization of deferred financing cost and debt discounts	7,500	412,481
Stock based compensation	278,356	45,029
Deferred income tax, net	12,430	(46,163)
Bad debt expense (recoveries) on accounts receivable	10,387	(17,443)
Inventory valuation provisions	25,484	35,155
Changes in operating assets and liabilities:
Accounts receivable	(629,858)	(461,914)
Inventories	3,782	94,614
Prepaid expenses and other current assets	816	125,494
Other assets.	(1,246)	(67)
Accounts payable and accrued expenses	1,473,832	11,205
Other liabilities	31,544	(37,310)
Net cash provided by (used in) operating activities	977,679	(472,659)

Cash flows from investing activities:
Acquisitions of property and equipment	(53,446)	-
Net cash used in investing activities	(53,446)	-

Cash flows from financing activities:
Payment of capital leases	(1,474)	(23,439)
Net cash used in financing activities	(1,474)	(23,439)

Net effect of foreign currency exchange translation on cash	(2,440)	(10,736)
Net increase (decrease) in cash and cash equivalents	920,319	(506,834)
Cash and cash equivalents at beginning of period	2,795,284	2,264,606
Cash and cash equivalents at end of period	$3,715,603	$1,757,772

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental disclosures of cash flow information:
	Three Months Ended March 31,
	2011	2010
Cash received (paid) during the period for:
Interest paid	$(4,552)	$(196,016)
Interest received	$575	$9,384
Income tax paid, net (principally foreign)	$(35,623)	$(2,460)
Non-cash financing activities:
Series B preferred stock liquidation preference increase	$668,267	$-
Interest accrued on notes payable	$2,988	$2,954
Effect of foreign currency translation on net assets	$(2,781)	$(10,336)

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Presentation of Interim Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of Talon International, Inc. and its consolidated subsidiaries (collectively, the “Company”), are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Form 10-K for the year ended December 31, 2010.  The balance sheet as of December 31, 2010 has been derived from the audited financial statements as of that date but omits certain information and footnotes required for complete financial statements.

Note 2.   Summary of Significant Accounting Policies

A complete description of the Company’s Significant Accounting Policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and should be read in conjunction with these unaudited consolidated financial statements.  The Significant Accounting Policies noted below are only those policies that have changed materially or have supplemental information included for the periods presented here.

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectability of accounts and note receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts and that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified.  Bad debt expense (recoveries) on accounts receivable for the three months ended March 31, 2011 and 2010 was $10,387 and $(17,443), respectively.

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

In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At March 31, 2011 and December 31, 2010, cash equivalents consisted of money market funds measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $1,271,000 and $1,506,000, respectively.

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

Convertible Preferred Stock

The Company classifies conditionally redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity in the mezzanine section of the consolidated balance sheets, in accordance with  the guidance enumerated in FASB ASC No. 480-10 “Distinguishing Liabilities from Equity”, FASB ASC No. 210 “Classification and Measurement of Redeemable Securities” and Rule 5-02.28 of Regulation S-X, when determining the classification and measurement of preferred stock.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

•	Liquidation preference increase on preferred shares is accrued against the preferred stock and reduces income applicable to common shareholders in the calculation of earnings per share.

Classification of Expenses

Costs of Goods Sold – Cost of goods sold primarily includes expenses related to inventory purchases, customs, duty, freight, overhead expenses and reserves for obsolete inventory.  Overhead expenses primarily consist of warehouse and operations salaries, and other warehouse expense.

Sales and Marketing Expenses – Sales and marketing expenses primarily include sales salaries and commissions, travel and entertainment, marketing, royalty expense, and other sales related costs.  Marketing and advertising efforts are expensed as incurred and for the three months ended March 31, 2011 and 2010 were $48,810 and $3,510, respectively.

General and Administrative Expenses – General and administrative expenses primarily include administrative salaries, employee benefits, professional service fees, facility expenses, information technology costs, investor relations, travel and entertainment, depreciation and amortization, bad debts and other general corporate expenses.

Interest Expense, net – Interest expense reflects the cost of borrowing and amortization of deferred financing costs and discounts.  Interest expense for the three months ended March 31, 2011 and 2010 totaled $19,015 and $716,581, respectively. Interest income consists of earnings from outstanding amounts due to the Company under notes and other interest bearing receivables.  The Company recorded interest income of $575 and $9,384, respectively, for the three months ended March 31, 2011 and 2010.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign Currency Translation

The Company has operations and holds assets in various foreign countries.  The local currency is the functional currency for the Company’s subsidiaries in China and India.  Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period.  Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized.  Included in other accumulated comprehensive income were a cumulative foreign currency translation gain of $27,974 and $30,755 at March 31, 2011 and December 31, 2010, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains on foreign currency translation adjustments.  Comprehensive loss and its components for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
Net loss	$(400,928)	$(847,643)
Other comprehensive income -
Foreign currency translation	2,781	10,336
Total comprehensive loss	$(398,147)	$(837,307)

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.  Net Loss per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

	Net loss (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended March 31, 2011:
Basic net loss per share:
Net loss stock	$(400,928)	20,291,433	$(0.02)
Series B Preferred Stock Liquidation Preference Increase	(668,267)		(0.03)
Loss applicable to Common Shareholders	(1,069,195)	20,291,433	(0.05)

Effect of Dilutive Securities -
Options, Preferred Stock and RSUs	-	-	-
Basic and diluted net loss applicable to Common Shareholders	$(1,069,195)	20,291,433	$(0.05)

Three months ended March 31, 2010:
Basic net loss per share -
Loss applicable to Common Shareholders	$(847,643)	20,291,433	$(0.04)

Effect of Dilutive Securities -
Options	-	-	-
Basic and diluted net loss applicable to Common Shareholders	$(847,643)	20,291,433	$(0.04)

Options to purchase 6,366,683 shares of common stock exercisable between $0.06 and $5.23 per share were outstanding for the three months ended March 31, 2011, but were not included in the computation of diluted net loss per share because the effect of exercise or conversion would have an antidilutive effect on net loss per share.

Options to purchase 6,571,371 shares of common stock exercisable between $0.06 and $5.23 were outstanding for the three months ended March 31, 2010, but were not included in the computation of diluted net loss per share because the effect of exercise or conversion would have an antidilutive effect on net loss per share.

Note 4.   Accounts Receivable

Accounts receivable are included on the accompanying consolidated balance sheets net of an allowance for doubtful accounts. The total allowance for doubtful accounts at March 31, 2011 and December 31, 2010 was $120,007 and $133,080, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Inventories consist of the following:

	March 31,	December 31,
	2011	2010

Finished goods	$2,023,965	$2,156,026
Less reserves	(781,240)	(884,035)
Total inventories	$1,242,725	$1,271,991

Note 6.  Debt Facility

On July 30, 2010, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with CVC California, LLC (“CVC”) in which the Company issued to CVC shares of the Company’s Series B Convertible Preferred Stock in payment of all of the outstanding obligations owed by the Company to CVC under the Revolving Credit and Term Loan Agreement (the “Loan Agreement”, see Note 7) originally entered into by the Company on June 27, 2007 with Bluefin Capital, LLC (“Bluefin”). Bluefin subsequently assigned its rights and obligations under the Loan Agreement to an affiliate, CVC.  At July 30, 2010, all of the outstanding obligations owed to CVC under the Loan Agreement became due and payable, consisting of outstanding borrowings and accrued interest of $11,548,098 under the term notes, and $5,158,587 under the revolving credit note, for a total of $16,706,685. All of these outstanding obligations were converted into Series B Convertible Preferred Stock on July 30, 2010.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On November 19, 2007, the Company amended the Loan Agreement to modify the original financial covenants in exchange for the issuance of an additional 250,000 shares of common stock to the lender for $0.001 per share, and a lowering of the exercise price for all of the previously issued warrants to an exercise price of $0.75 per share.

On April 3, 2008, the Company further amended the Loan Agreement.  This amendment redefined the financial covenants and cancelled of all of the common stock warrants previously issued to the lender in exchange for a note payable for $1.0 million issued by the Company under the same terms as the original term loans under Loan Agreement. In connection with this amendment the Company recorded a reduction to equity and an increase to notes payable for the fair value of the warrants of $260,205 and the difference ($739,795) between the fair value of the warrants at the time of repurchase and the face value of the note was recorded as an additional deferred cost.  This cost was amortized using the interest-method over the life of the modified notes and was reflected as interest expense.  At June 30, 2010 the modification cost was fully amortized.

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

The Company failed to satisfy the financial covenants for two quarters ended March 31, 2009, and in connection with such failures, further amended the Loan Agreement that, among other things, required the issuance of an additional term note to CVC in the principal amount of $225,210 in lieu of paying a cash waiver fee.

On June 30, 2010 the Loan Agreement was amended to extend the existing maturity date for an additional thirty days to July 30, 2010. The Loan Agreement (as amended) was scheduled to mature July 30, 2010 and all of the principal and interest arising under the Loan Agreement in the approximate amount of $16.7 million was due.  The Company did not have sufficient resources to pay this obligation on the maturity date, and entered into the Recapitalization Agreement in settlement of this debt.

In connection with the Recapitalization Agreement, the Loan Agreement was amended to extend the maturity date of the Loan Agreement from July 30, 2010 until July 31, 2012, reduce the maximum borrowings available under the Revolver to $3,000,000, amend the borrowing base to modify the advance rate applicable to eligible accounts receivable to 75% and modify the advance rate applicable to eligible inventory to 40%, eliminate loan maintenance fees, and modify the permissible amount of capital expenditures the Company can make in any fiscal year.  The current financial covenants continue to exist through the maturity date.  The Company paid CVC a non-refundable fee in the amount of $60,000 in consideration of CVC entering into the amendment.  Upon execution of the amendment, CVC waived all prior events of default under the Loan Agreement.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Borrowings under the Loan Agreement are secured by all of our assets. At March 31, 2011 and December 31, 2010, we had no borrowings under the revolving credit facility, and we were in compliance with all loan covenants.

Interest expense related to the Loan Agreement is composed of interest on debt, amortization of debt discount, and amortization of deferred financing costs.  In total, the interest expense for the three months ended March 31, 2011 and 2010 was $7,500 and $705,873, respectively. Total interest expense in the periods was comprised as follows:

•	Interest on debt related to the Loan Agreement for the three months ended March 31, 2011 and 2010 was $0 and $293,391, respectively.

•	Amortization of the debt discount related to the Loan Agreement for the three months ended March 31, 2011 and 2010 was $0 and $351,426, respectively.

•	Amortization of deferred financing costs related to the Loan Agreement for the three months ended March 31, 2011 and 2010 was $7,500 and $61,056, respectively.

Note 7.  Series B Convertible Preferred Stock and Stockholders’ Equity (Deficit)

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

•
The Series B Preferred Stock Liquidation Preference will increase with the accrual of dividends on the Liquidation Preference at the rate of 16% per annum, compounded annually.  The dividends however are only payable to the holder in connection with the payment of the Liquidation Preference upon the liquidation, dissolution or winding up of the Company, or other deemed liquidation, and in conjunction with the surrender of the Preferred Stock.  No portion of the Liquidation Preference or the associated accrued dividends are convertible into common stock, nor will any portion of the Liquidation Preference or the accrued dividends be payable on shares of Series B Preferred Stock in the event of or following the conversion of such shares into common stock.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The conversion of the term notes, revolver and related interest and fees into the Series B Preferred Stock (fair value of $17,277,600 as of July 30, 2010) was considered to be debt extinguishment according to the FASB ASC No. 405 “Liabilities” and FASB ASC No. 470-50 “Debt, Modifications and Extinguishments”. Per FASB ASC No. 470-50 a loss on extinguishment of debt of $570,915 was recorded on July 30, 2010 and was included in the Consolidated Statement of Operations for the year ended December 31, 2010. The loss on extinguishment is equal to the difference between fair value of the preferred stock and the fair value of the debt extinguished at the transaction date. The fair value of the Series B Preferred Stock on the issuance date was determined by the Company and independent valuation specialists using an option pricing valuation model.

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

The Series B Preferred Stock was initially recorded at the fair value of $17,277,600 as of July 30, 2010, reduced by the BCF ($1,283,343) as stated above and stock issuance costs ($190,744), for a net value of $15,803,513 as of July 30, 2010. The value of the Series B Preferred Stock was adjusted as follows as a consequence of its redemption features and the following approach is implemented by the Company:

•
The Series B Preferred Stock is not currently redeemable but it is probable that the preferred stock will become redeemable due to the redemption option available to the preferred stock holders on July 30, 2016. Changes in the redemption value (for example, fair value) are recognized immediately as they occur, and the carrying amount of the instrument is adjusted to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the Series B Preferred Stock. Accordingly, the adjustment of $903,172 to record the preferred stock at its redemption value (“Original issue discount”) was charged against the preferred stock carrying value and accumulated deficit during the year ended December 31, 2010. In addition, the resulting increase in the carrying amount of the Series B Preferred Stock reduces the income applicable to common shareholders reported in the calculation of earnings per share.

•
The 16% liquidation preference annual dividend (compounded annually) on outstanding preferred shares is accrued each reporting period as an addition to the carrying value of the preferred stock and reduces the income applicable to common shareholders reported in the calculation of earnings per share.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Series B Preferred Stock activity for the three months ended March 31, 2011 is as follows:

Series B Preferred Stock as of December 31, 2010	$17,820,464
Series B Preferred Stock Liquidation Preference Increase	668,267
Series B Preferred Stock as of March 31, 2011	$18,488,731

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

Exclusive License and Intellectual Property Rights Agreement

On April 2, 2002, the Company entered into an Exclusive License and Intellectual Property Rights Agreement (the “Agreement”) with Pro-Fit Holdings Limited (“Pro-Fit”).   The Agreement gives the Company the exclusive rights to sell or sublicense waistbands manufactured under patented technology developed by Pro-Fit for garments manufactured anywhere in the world for the United States market and all United States brands.  In accordance with the Agreement, the Company issued 150,000 shares of its common stock which were recorded at the market value of the stock on the date of the Agreement.  The shares contain restrictions related to the transfer of the shares and registration rights.  The Agreement has an indefinite term that extends for the duration of the trade secrets licensed under the Agreement.  The Company has recorded an intangible asset amounting to $612,500, which was fully amortized by the year ended December 31, 2007.   The Company is currently in litigation with this licensor (See Note 10).

Note 8.  Stock-Based Compensation

The Company accounts for stock-based awards to employees and directors in accordance with FASB ASC 718, “Compensation - Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Options issued to consultants are accounted for in accordance with the provisions of FASB ASC 505-50, “Equity-Based Payments to Non-Employees”.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options

The Company’s 2008 and 2007 Stock Incentive Plans, as amended, authorize up to 4,810,000 and 2,600,000 shares of common stock, respectively for issuance pursuant to awards granted to individuals under the plans.  The Company’s 1997 Stock Incentive Plan, authorized the issuance of up to 6,000,000 shares of common stock pursuant to stock-based incentive awards granted to individuals.

Option awards are granted with an exercise price equal to the average market price of the Company’s stock for the five trading days following the date of the grant. Those option awards generally vest over periods determined by the Board from immediate to 4 years of continuous service and have 10 year contractual terms. (See Note 7).

The Recapitalization Agreement constituted a change of control of the Company and as a result, on July 30, 2010, all options previously granted to Messrs. Schnell and Dyne became fully vested in accordance with provisions in their employment agreements and their option grants. On July 30, 2010 the Company entered into new executive employment agreements with Messrs. Schnell and Dyne and Messrs. Schnell and Dyne agreed to cancel all option grants previously awarded to them on or before December 31, 2007.  Accordingly, option grants constituting a total of 1,005,500 shares of common stock were cancelled effective July 30, 2010 (See Note 7).

Options to purchase 1,355,000 shares of common stock were granted under the 2008 Stock Incentive Plan during three months ended March 31, 2011.  No options granted for the three months ended March 31, 2010.

As of March 31, 2011, the Company had $194,884 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the weighted average period of 2.7 years.  As of March 31, 2010, unamortized stock-based compensation expense related to options issued to employees and directors was $165,000, which is being recognized over the weighted average period of approximately 1.4 years.

The following table summarizes the activity in the Company’s share based plans during the three months ended March 31, 2011.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - January 1, 2011	5,147,100	$0.35
Granted	1,355,000	$0.10
Exercised	-	$-
Cancelled	(135,417)	$0.11
Options outstanding - March 31, 2011	6,366,683	$0.30

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Units (RSU’s)

On July 30, 2010, the Company granted each of Messrs. Schnell and Dyne a restricted stock unit award (an “RSU Award”) for 5,778,500 shares of the Company’s common stock.  Each RSU Award will vest 50% on a date which is 13 months following the grant date, and 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to partial acceleration of vesting as part of the executives’ severance benefits and full acceleration of vesting upon a change in control of the Company, as defined in the RSU Award agreement.  As of July 30, 2010, the RSU’s were valued at $2,263,384 which was reduced by the fair value of the options surrendered (see Stock Options above). As of March 31, 2011, the Company had $1,566,425 of unamortized stock-based compensation expense related to RSU’s.  The remaining expense will be recognized over the remaining weighted average period of 1.4 years.

Note 9.  Income taxes

The Company accrues interest and penalties related to unrecognized tax benefits in interest expense.  For each of the three months ended March 31, 2011 and 2010, the Company accrued interest and penalties for unrecognized tax benefits of $3,975. At March 31, 2011 and December 31, 2010, the Company had $97,500 and $93,525, respectively, of accrued interest and penalties associated with the unrecognized tax liabilities.

Net deferred tax assets were $135,341 and $111,454 as of March 31, 2011 and December 31, 2010, respectively related to the Company’s foreign operations and were included in other assets. Due to prior operating losses incurred, no benefit for domestic income taxes and no benefit for a portion of the foreign income taxes have been recorded because there is not sufficient evidence to determine that the Company will be able to utilize its net operating loss carryforwards to offset future taxable income.

Other tax liabilities were $27,548 and $3,215 as of March 31, 2011 and December 31, 2010, respectively, and were included in other accrued expenses. Current receivable for income taxes totaled $73,497 and $87,638, respectively, as of March 31, 2011 and December 31, 2010.

Long term deferred income tax liabilities totaled $644,870 and $608,554 as of March 31, 2011 and December 31, 2010, respectively. The deferred income tax liability includes a tax basis difference related to the Company’s indefinite lived intangible asset, where the Company determined that it would no longer be able to support the use of the deferred tax asset related to its net operating losses to offset the liability.

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

	Three Months Ended
	March 31, 2011
	Talon	Trim	Tekfit	Consolidated
Net sales	$5,481,522	$3,746,671	$-	$9,228,193
Cost of goods sold	3,924,071	2,413,495	74	6,337,640
Gross profit	$1,557,451	$1,333,176	$(74)	2,890,553
Operating expenses				3,181,058
Loss from operations				$(290,505)

	Three Months Ended
	March 31, 2010
	Talon	Trim	Tekfit	Consolidated
Net sales	$4,934,302	$3,300,958	$-	$8,235,260
Cost of goods sold	3,621,872	2,154,195	22,500	5,798,567
Gross profit	$1,312,430	$1,146,763	$(22,500)	2,436,693
Operating expenses				2,612,395
Loss from operations				$(175,702)

The Company distributes its products internationally and has reporting requirements based on geographic regions.  Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment and intangible) is attributed to countries based on the location of the assets, as follows:

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sales:	Three Months Ended March 31,
Country / Region	2011	2010
United States	$882,047	$805,620
Hong Kong	3,222,402	3,221,942
China	1,607,586	1,534,791
Bangladesh	992,624	680,603
Other	2,523,534	1,992,304
Total	$9,228,193	$8,235,260

	March 31,	December 31,
	2011	2010
Long-lived Assets:
United States	$4,596,564	$4,623,448
Hong Kong	820,912	884,344
China	164,617	182,980
Other	1,820	2,306
Total	$5,583,913	$5,693,078

Note 12.  Related Party Notes and Transactions

On July 30, 2010, the Company entered into a Recapitalization Agreement in which the Company issued Series B Preferred Stock in payment of all of the outstanding obligations owed by the Company to CVC under the Loan Agreement (See Note 6 and Note 7).  As a result of this transaction CVC (currently the sole holder of the Series B Preferred Stock) has become a majority stockholder in the Company.  A $60,000 non-refundable fee was paid to CVC in consideration of CVC entering into an amendment to the Loan Agreement during the quarter ended September 30, 2010.  Commencing August 1, 2010, a $5,000 monthly debt monitoring fee was paid to CVC.

Colin Dyne, brother of both Mark Dyne, the Chairman of the Board of Directors of the Company and Larry Dyne, the President of the Company, is also a director, officer and significant stockholder of People’s Liberation, Inc., the parent company of Versatile Entertainment, Inc. and William Rast Sourcing.  During the three months ended March 31, 2011 and 2010, the Company had sales of $57,179 and $25,096, respectively, to William Rast Sourcing and Versatile Entertainment. Accounts receivable of $73,790 and $26,739 were outstanding from William Rast Sourcing and Versatile Entertainment at March 31, 2011 and December 31, 2010, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In November 2009, the Company entered into an agreement to pay a commission to Colin Dyne equal to 7% of the collected revenues associated with the sales of products to selected retail brands, with 2% of the 7% earned applied to a note receivable balance that was sold to an unrelated third party during second quarter of 2010. For the three months ended March 31, 2011 and 2010 commissions of $0 and $21,385 were paid in cash, respectively.

Notes payable to related parties includes demand notes and advances to parties related to or affiliated with Mark Dyne, the Chairman of the Board of Directors of the Company and a significant stockholder.  The balance of demand notes payable and interest expense due to Mark Dyne and affiliated parties at March 31, 2011 and December 31, 2010 was $238,220 and $236,448, respectively.

In March 2010, a consulting agreement with Diversified Consulting, LLC, a company owned by Mark Dyne expired.  Accrued consulting fees and related interest amounted to $130,521 and $164,761, as of March 31, 2011 and December 31, 2010, respectively in consideration of the final payments under the agreement.  Interest related to the consulting fees amounted to $3,260 for the three months ended March 31, 2011. Consulting fees and related interest amounted to $49,169 for the three months ended March 31, 2010.

Notes payable to related parties includes a note and associated interest due to Lonnie D. Schnell, the Chief Executive Officer and Chief Financial Officer of the Company. The note, issued on August 6, 2009 in partial satisfaction of 2008 annual incentive payments to which Mr. Schnell was entitled, bears 6% interest annually and the maturity date is the earlier of December 31, 2011 or ten days following Mr. Schnell’s employment termination date. The balance of the note payable and accrued interest expense due to Mr. Schnell at March 31, 2011 and December 31, 2010 was $39,353 and $38,768, respectively.

Note 13.  Subsequent Events

The Company evaluated subsequent events after the balance sheet date of March 31, 2011 through the date these unaudited financial statements were issued.

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

The following management’s discussion and analysis is intended to assist the reader in understanding our unaudited consolidated financial statements.  This management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and accompanying notes.

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

Our business focuses on serving as an outsourced zipper and trim supplier, product development, sampling and sourcing department for the most demanding brands and retailers.  We believe that design differentiation among brands and retailers is a critical marketing tool for our customers.  By assisting our customers in the design, development, sampling and sourcing of all trim components, we generally achieve higher margins for our products, create long-term relationships with our customers, grow our sales to a particular customer by supplying a larger proportion of their brands and better differentiate our sales and services from those of our competitors.   We are expanding our business globally, to better serve our apparel customers in the field, in addition to our brand and retail customer.  We believe we can lead the industry in apparel accessories by having strong relationships with our brand and retail customers and having a distributed service organization to serve our factory customers globally.

Our Tekfit business provides manufacturers with the patented technology, manufacturing know-how, equipment and materials required to produce an expandable waistband.    Our efforts to promote this product to customers have been limited by a licensing dispute.  As described more fully in this report under Item 1. “Legal Proceedings”, we are in litigation with Pro-Fit Holdings Limited related to our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit’s patented technology.  Consequently, we derived no revenue from the sale of products incorporating the stretch waistband technology for the three months ended March 31, 2011 and 2010, respectively.

Seasonality

We typically experience seasonal fluctuations in sales volume consistent with the purchase demands of the apparel industry.  These seasonal fluctuations result in lower sales volumes for our business in the first and fourth quarters of each year due to the seasonal buying patterns by the majority of our customers.  The apparel retailers typically experience higher sales volumes during the second quarter associated with back-to-school sales and in the fourth quarter in association with year-end holiday purchases. Sales of our products can typically precede the retail sales patterns by 90 to 150 days.  Backlogs of sales orders are not considered material in the industries in which we compete, which reduces the predictability and reinforces the volatility of these cyclical buying patterns on our sales volume.

Results of Operations

The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Net sales	100.0%	100.0%
Cost of goods sold	68.7	70.4
Gross profit	31.3	29.6
Sales and marketing expenses	9.7	8.0
General and administrative expenses	24.7	23.7
Interest expense, net	0.2	8.6
Income taxes	1.0	(0.4)
Net loss	(4.3)%	(10.3)%

Sales

For the three months ended March 31, 2011 and 2010, sales by geographic region based on the location of the customer as a percentage of sales were as follows:

	Three Months Ended March 31,
Region	2011	2010
United States	9.6%	9.8%
Hong Kong	34.9	39.1
China	17.4	18.6
Bangladesh	10.8	8.3
Other	27.3	24.2
	100.0%	100.0%

Sales for the three months ended March 31, 2011 were $9.2 million, an increase of $1.0 million or 12.1% from the same period in 2010.  The net increase reflects improved worldwide economic conditions for Talon’s customers in the apparel industry and the higher demand for our products, additional new programs and new customers.

Gross Profit

Gross profit for the three months ended March 31, 2011 was $2.9 million as compared to $2.4 million for the same period in 2010. The improvement in gross profit for the three months ended March 31, 2011 as compared to the same period in 2010 was principally attributable to higher overall sales volumes, improved product mix, and lower manufacturing support and inventory obsolescence costs.

A recap of the change in gross margin for the three months ended March 31, 2011 as compared with the same period in 2010 is as follows:

	Three Months Ended March 31, 2011 compared to same period in 2010
	$ in 000’s(1)	%(1)
Gross profit increased (reduced) as a result of:
Higher volumes	389	15.8
Mix of products	41	1.7
Increased freight and duty costs	(11)	(0.5)
Reduced manufacturing support and inventory obsolescence costs	35	1.5
Gross profit increase	454	18.5

(1)  Represents the amount or percentage, as applicable, change in each item in the three months ended March 31, 2011 period, as compared to the same period in 2010.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2011 were $0.9 million, or 9.7% of sales, as compared to $0.7 million, or 8.0% of sales, for the same period in 2010.  Sales expenses increased due to the expansion of our sales force in the US during the third quarter of 2010 and in Hong Kong during first quarter of 2011.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2011 were $2.3 million, or 24.7% of sales, as compared with $2.0 million, or 23.7% of sales, for the same period in 2010. The $0.3 million increase mainly reflects increased charges for non-cash compensation expenses of $0.2 million, and higher personnel expenses of $0.1 million.

Interest expense and interest income

Interest expense for the three months ended March 31, 2011 decreased by approximately $698,000, as compared to the same period in 2010, to $19,000. The decrease resulted from the elimination of amounts owed under our former revolver and term notes with CVC that were converted into preferred stock as of July 30, 2010. (See Note 6 and note 7 in the accompanying Notes to Consolidated Financial Statements).

Interest income for the three months ended March 31, 2011 decreased by approximately $9,000  due primarily to the recognition of and collection of interest income on the Related Party note receivable in 2010 which was sold with all of the Company’s rights, title and interest therein to a third party as of June 29, 2010.

A brief summary of interest expense and interest income is presented below:

	Three Months Ended March 31,
	2011	2010
Amortization of deferred financing costs and debt discounts	$7,500	$412,482
Other interest expense	11,515	304,099
Interest expense	19,015	716,581
Interest income	(575)	(9,384)
Interest expense, net	$18,440	$707,197

Income taxes

Provision for (recovery from) income taxes for the three months ended March 31, 2011 and 2010 was approximately $92,000 and $(35,000), respectively.  During the three months ended March 31, 2011 we recorded a deferred income tax liability in amount of approximately $36,000 due to a tax basis difference related to our indefinite lived intangible asset, following our determination during the third quarter of 2010, that we would no longer be able to support the use of the deferred tax asset related to net operating losses to offset the liability (See Note 9 in the accompanying Notes to Consolidated Financial Statements). The provision for income taxes other than this deferred income tax liability is mainly associated with our foreign operations. There is not sufficient evidence to ensure that it is more likely than not that we will be able to utilize our domestic operating loss carry forwards (as well as a portion of our foreign net operating loss carry forwards) to offset future taxable income, and consequently the tax benefit of these losses is offset by a full valuation reserve.

Liquidity and Capital Resources

The following table summarizes selected financial data at:

	($ in thousands)
	March 31,	December 31,
	2011	2010

Cash and cash equivalents	$3,716	$2,795
Total assets	$15,248	$13,828
Current liabilities	$8,921	$7,442
Long term liabilities	$1,433	$1,367
Preferred stock	$18,489	$17,820
Stockholders’ equity (deficit)	$(13,595)	$(12,801)
Total equity and preferred stock	$4,894	$5,019

We believe that our existing cash and cash equivalents and our anticipated cash flows from our operating activities will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months.

Cash and cash equivalents

Cash and cash equivalents increased by approximately $920,000 at March 31, 2011 as compared to December 31, 2010, principally due to cash provided by operating activities in amount of $978,000 offset by acquisition of property and equipment of $53,000.

Cash provided by operating activities is our primary recurring source of funds, and reflects the net loss from operations excluding non-cash charges, and changes in operating capital. The three months ended March 31, 2011 reflected net cash provided by operating activities of approximately $978,000. The three months ended March 31, 2010 reflected net cash used in operating activities of approximately $473,000.

The net cash provided by (used in) operating activities during the three months ended March 31, 2011 and 2010 resulted principally from:

	($ in thousands)
	Three Months Ended March 31,
	2011	2010
Net income (loss) before non-cash expenses	$99	$(159)
Inventory reduction	4	95
Increased accounts receivable	(630)	(462)
Increased accounts payable and accrued expenses	1,474	11
Other increases in operating capital	31	42
Cash provided by (used in) operating activities	$978	$(473)

Net cash (used in) investing activities for the three months ended March 31, 2011 and 2010 was approximately $(53,000) and $0, respectively, due to acquisition of property and equipment in the first three months ended March 31, 2011.

Net cash used in financing activities for the three months ended March 31, 2011 and 2010 was approximately $2,000 and 23,000, respectively, reflecting repayment of borrowings under capital leases.

On June 27, 2007, we entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with Bluefin Capital, LLC that provided for a $5.0 million revolving credit facility and a $9.5 million term loan, each with a three year term maturing June 30, 2010. Bluefin Capital subsequently assigned its rights and obligations under the Loan Agreement to an affiliate, CVC.

On June 30, 2010 the Loan Agreement was amended to extend the existing maturity date for an additional thirty days to July 30, 2010. The Loan Agreement (as amended) was scheduled to mature July 30, 2010 and all of the principal and interest arising under the Loan Agreement in the approximate amount of $16.7 million was due. We did not have sufficient resources to pay this obligation on the maturity date, and entered into the Recapitalization Agreement in settlement of this debt.

On July 30, 2010, we entered into a Recapitalization Agreement in which we issued to CVC shares of Series B Preferred Stock in payment of all of the outstanding obligations owed by us under the Loan Agreement.  At that date, the Company had outstanding borrowings and accrued interest of $11,548,098 under the term notes, and $5,158,587 under the revolving credit note, all of which was exchanged for the Series B Preferred Stock. See Note 7 in the accompanying Notes to Consolidated Financial Statements.

In connection with the Recapitalization Agreement, we amended the Loan Agreement to extend the maturity date of the Loan Agreement from July 30, 2010 until July 31, 2012, reduce the maximum borrowings available under the Revolver to $3,000,000, amend the borrowing base to modify the advance rate applicable to eligible accounts receivable to 75% and modify the advance rate applicable to eligible inventory to 40%, eliminate loan maintenance fees, and modify the permissible amount of capital expenditures we can make in any fiscal year.  The current financial covenants continue to exist through the maturity date.  We paid CVC a non-refundable fee in the amount of $60,000 in consideration of CVC entering into the amendment.  Upon execution of the amendment, CVC waived all prior events of default under the Loan Agreement.

Borrowings under the Loan Agreement are secured by all of our assets. At March 31, 2011 and December 31, 2010, we had no borrowings under the revolving credit facility portion of the Loan Agreement and no term loans under the Loan Agreement and we were in compliance with all loan covenants.

We have financed equipment purchases through various notes payable and capital lease obligations. Our equipment obligations as of March 31, 2011 are approximately $22,000 and bear interest at rates of 8.0% and 15.4% per annum. Under these obligations, we are required to make monthly payments of principal and interest through June 2014.

The outstanding balance (including accrued interest) of our notes payable to related parties at March 31, 2011 and December 31, 2010 was approximately $278,000 and $275,000, respectively.  Included in this balance are demand notes which bear interest at 10% (balance as of March 31, 2011 and December 31, 2010 of approximately $238,000 and 236,000, respectively), have no scheduled monthly payments and are due within fifteen days following demand. The remainder of the notes payable to related parties includes our note payable to an officer for approximately $39,000 at March 31, 2011 and December 31, 2010, respectively. The note bears 6% interest annually and the maturity date is the earlier of December 31, 2011 or ten days following employment termination date.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at March 31, 2011:

	Payments Due by Period ($ in thousands)
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Notes payable to related parties(1)	$277	$277	$-	$-	$-
Capital lease obligations	28	9	19	-	-
Operating leases	891	386	505	-	-
Other notes payable	64	64	-	-	-
Total Obligations	$1,260	$736	$524	$-	$-

(1)  The majority of notes payable to related parties is due upon or near demand for payment and includes accrued interest payable through March 31, 2011.

At March 31, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we do not have any of the risks associated with financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

●
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

The net bad debt expenses, recoveries and allowances for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
Bad debt expenses for accounts receivable	$10,387	$(6,111)
Bad debt recoveries for accounts receivable	$-	$(11,332)
Allowance for doubtful accounts, accounts receivable	$120,007	$215,160
Allowance for doubtful accounts, Related party	$-	$724,508

●
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

●
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

●
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

●
We are currently involved in various lawsuits, claims and inquiries, most of which are routine to the nature of the business and in accordance with FASB ASC 450, “Contingencies”. We accrue estimates of the probable and estimable losses for the resolution of these claims. The ultimate resolution of these claims could affect our future results of operations for any particular quarterly or annual period should our exposure be materially different from our earlier estimates or should liabilities be incurred that were not previously accrued. We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on our consolidated financial position or results of operations if adversely determined against us.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                 Risk Factors

Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. No material change to such risk factors has occurred during the three months ended March 31, 2011.

Item 5.                   Other Information

Annual Meeting of Stockholders

Our 2011 Annual Meeting of Stockholders is scheduled to take place on May 31, 2011, beginning at 3:00 p.m. Pacific Daylight Time.  The meeting will be held at our Corporate Conference Center located at 21900 Burbank Boulevard, Suite 270, Woodland Hills, California 91367. Record holders of outstanding shares of our common stock and Series B Preferred Stock as of the close of business on April 25, 2011 are entitled to vote at the Annual Meeting.  The definitive proxy statement for the Annual Meeting was mailed to stockholders on May 3, 2011.

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

Dated: May 12, 2011	/s/ Lonnie D. Schnell
Lonnie D. Schnell
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

/s/ James E. Reeder
James E. Reeder
Vice President, Corporate Controller
(Principal Accounting Officer)