Form 10-Q
period 2011-06-30
TALON INTERNATIONAL, INC.
filed 2011-08-11
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011.

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

At August 10, 2011, the issuer had 20,400,808 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,127,613	$2,795,284
Accounts receivable, net	3,815,295	3,350,935
Inventories, net	1,015,862	1,271,991
Prepaid expenses and other current assets	387,842	331,924
Total current assets	11,346,612	7,750,134

Property and equipment, net	1,315,094	1,582,327
Intangible assets, net	4,110,751	4,110,751
Other assets	239,047	384,455
Total assets	$17,011,504	$13,827,667

Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,761,746	$5,231,036
Accrued expenses	1,574,444	1,865,841
Notes payable to related parties	279,939	275,215
Other notes and current portion of capital lease obligations	71,346	69,608
Total current liabilities	9,687,475	7,441,700

Capital lease obligations, net of current portion	14,109	17,492
Deferred income taxes	710,445	608,554
Other liabilities	773,855	740,877
Total liabilities	11,185,884	8,808,623

Commitments and contingencies (Note 11)

Series B Convertible Preferred Stock, $0.001 par value; 407,160 shares authorized, issued and outstanding	19,156,999	17,820,464

Stockholders’ Equity (Deficit):
Series A Preferred Stock, $0.001 par value; 250,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 20,400,808 and 20,291,433 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	20,401	20,291
Additional paid-in capital	57,548,042	56,975,314
Accumulated deficit	(70,908,918)	(69,827,780)
Accumulated other comprehensive income	9,096	30,755
Total stockholders’ equity (deficit)	(13,331,379)	(12,801,420)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$17,011,504	$13,827,667

  See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$12,752,281	$14,973,072	$21,980,474	$23,208,332
Cost of goods sold	8,688,943	10,633,835	15,026,583	16,432,402
Gross profit	4,063,338	4,339,237	6,953,891	6,775,930

Sales and marketing expenses	1,065,487	787,531	1,964,047	1,444,353
General and administrative expenses	1,996,713	1,853,937	4,279,211	3,809,510
Total operating expenses	3,062,200	2,641,468	6,243,258	5,253,863

Income from operations	1,001,138	1,697,769	710,633	1,522,067

Interest expense, net	23,193	884,821	41,633	1,592,018
Income (loss) before provision for income taxes	977,945	812,948	669,000	(69,951)
Provision for income taxes	321,620	166,272	413,603	131,016
Net income (loss)	$656,325	$646,676	$255,397	$(200,967)

Available to Preferred Shareholders -
Series B Preferred Stock Liquidation Preference Increase	(668,268)	-	(1,336,535)	-
Income (loss) applicable to Common Shareholders	$(11,943)	$646,676	$(1,081,138)	$(200,967)

Per share amounts:
Net income (loss) per share	$0.03	$0.03	$0.01	$(0.01)
Available to Preferred Shareholders	(0.03)	-	(0.06)	-
Basic and diluted net income (loss) per share applicable to Common Shareholders	$0.00	$0.03	$(0.05)	$(0.01)

Weighted average number of common shares outstanding:
Basic	20,367,154	20,291,433	20,329,503	20,291,433

Diluted	20,367,154	20,966,187	20,329,503	20,291,433

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net Income (loss)	$255,397	$(200,967)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	312,924	404,101
Loss from disposal of equipment	7,391	-
Amortization of deferred financing cost and debt discounts	15,000	849,096
Stock based compensation	560,808	113,148
Deferred income taxes, net	213,345	89,564
Bad debt recovery, related party note receivable	-	(275,000)
Bad debt recovery, other accounts receivable	(720)	(73,683)
Inventory valuation provisions	(42,317)	182,936
Changes in operating assets and liabilities:
Accounts receivable	(452,440)	(1,182,388)
Inventories	298,446	(37,985)
Prepaid expenses and other current assets	(54,546)	(15,717)
Other assets.	19,798	(56,516)
Accounts payable and accrued expenses	2,208,028	2,062,995
Other liabilities	32,978	(33,335)
Net cash provided by operating activities	3,374,092	1,826,249

Cash flows from investing activities:
Proceeds from sale of equipment	55,000	-
Acquisitions of property and equipment	(102,517)	(21,014)
Net cash used in investing activities	(47,517)	(21,014)

Cash flows from financing activities:
Proceeds from exercise of stock options	12,030	-
Payment of capital leases	(2,906)	(51,636)
Net cash provided by (used in) financing activities	9,124	(51,636)

Net effect of foreign currency exchange translation on cash	(3,370)	(1,433)
Net increase in cash and cash equivalents	3,332,329	1,752,166
Cash and cash equivalents at beginning of period	2,795,284	2,264,606
Cash and cash equivalents at end of period	$6,127,613	$4,016,772

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

   CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental disclosures of cash flow information:
	Six Months Ended June 30,
	2011	2010
Cash received (paid) during the period for:
Interest paid	$(14,768)	$(394,083)
Interest received	$2,068	$27,883
Income tax paid, net (principally foreign)	$(97,802)	$(48,916)
Non-cash financing activities:
Series B preferred stock liquidation preference increase	$(1,336,535)	$-
Interest accrued on notes payable	$5,985	$5,917
Effect of foreign currency translation on net assets	$(21,659)	$(6,348)

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

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectability of accounts and note receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts and that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified.  Bad debt recoveries on accounts receivable for the three and six months ended June 30, 2011 were $11,107 and $720, respectively. Bad debt recoveries on accounts receivable for the three and six months ended June 30, 2010 were $331,240 and $348,683, respectively, which included a recovery of a related party note of $275,000, see Note 13 “Related Party Notes and Transactions”.

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

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Includes other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At June 30, 2011 and December 31, 2010, cash equivalents consisted of money market funds measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $537,000 and $1,506,000, respectively.

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

Sales and Marketing Expenses – Sales and marketing expenses primarily include sales salaries and commissions, travel and entertainment, marketing, advertising, royalty expense, and other sales related costs.  Marketing and advertising efforts are expensed as incurred.

General and Administrative Expenses – General and administrative expenses primarily include administrative salaries, employee benefits, professional service fees, facility expenses, information technology costs, investor relations, travel and entertainment, depreciation and amortization, bad debts and other general corporate expenses.

Interest Expense, net – Interest expense reflects the cost of borrowing and amortization of deferred financing costs and discounts.  Interest expense for the three months ended June 30, 2011 and 2010 totaled $24,687 and $903,319, respectively. Interest expense for the six months ended June 30, 2011 and 2010 totaled $43,701 and $1,619,900, respectively. Interest income consists of earnings from outstanding amounts due to the Company under notes and other interest bearing receivables.  The Company recorded interest income of $1,494 and $2,068, respectively, for the three and six months ended June 30, 2011, as compared to $18,499 and $27,883, respectively for the same periods in 2010.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign Currency Translation

The Company has operations and holds assets in various foreign countries.  The local currency is the functional currency for the Company’s subsidiaries in China and India.  Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period.  Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized.  Included in accumulated other comprehensive income were a cumulative foreign currency translation gain of $9,096 and $30,755 at June 30, 2011 and December 31, 2010, respectively.

Comprehensive income (loss)

Comprehensive income (loss) consists of net loss and unrealized gains on foreign currency translation adjustments.  Comprehensive income (loss) and its components for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$656,325	$646,676	$255,397	$(200,967)
Other comprehensive income (loss) -
Foreign currency translation	18,878	(3,988)	21,659	6,348
Total comprehensive income (loss)	$675,203	$642,688	$277,056	$(194,619)

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.              New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”) which amends ASC Topic 820, Fair Value Measurement.  ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The update clarifies the application of existing fair value measurement requirements.  The update also requires reporting entities to disclose additional information regarding fair value measurements categorized within Level 3 of the fair value hierarchy. ASU 2011-04 is effective during interim and annual period beginning after December 15, 2011.  Early adoption is not permitted. The adoption of this guidance will not have any impact on the Company’s results of operations and financial condition.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) which amends ASC Topic 220, Comprehensive Income.  ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The updated guidance in ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance will not have any impact on the Company’s results of operations or financial condition.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.              Net income (loss) per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Net loss (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended June 30, 2011:
Basic net loss per share:
Net income	$656,325	20,367,154	$0.03
Series B Preferred Stock Liquidation Preference Increase	(668,268)	-	(0.03)
Loss applicable to Common Shareholders	(11,943)	20,367,154	0.00

Effect of Dilutive Securities -
Options, Preferred Stock and RSUs	-	-	-
Basic and diluted net loss applicable to Common Shareholders	$(11,943)	20,367,154	$0.00

Three months ended June 30, 2010:
Basic net income per share -
Income applicable to Common Shareholders	$646,676	20,291,433	$0.03

Effect of Dilutive Securities -
Options	-	674,754	-
Basic and diluted net income applicable to Common Shareholders	$646,676	20,966,187	$0.03

Six months ended June 30, 2011:
Basic net loss per share:
Net income	$255,397	20,329,503	$0.01
Series B Preferred Stock Liquidation Preference Increase	(1,336,535)		(0.06)
Loss applicable to Common Shareholders	(1,081,138)	20,329,503	(0.05)

Effect of Dilutive Securities -
Options, Preferred Stock and RSUs	-	-	-
Basic and diluted net loss applicable to Common Shareholders	$(1,081,138)	20,329,503	$(0.05)

Six months ended June 30, 2010:
Basic net loss per share -
Loss applicable to Common Shareholders	$(200,967)	20,291,433	$(0.01)

Effect of Dilutive Securities -
Options	-	-	-
Basic and diluted net loss applicable to Common Shareholders	$(200,967)	20,291,433	$(0.01)

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Options to purchase 6,127,100 shares of common stock exercisable between $0.06 and $5.23 per share were outstanding for the three and six months ended June 30, 2011, but were not included in the computation of diluted net loss per share applicable to common shareholders because the effect of exercise or conversion would have an antidilutive effect on net loss per share.

Options to purchase 6,423,600 shares of common stock exercisable between $0.06 and $5.23 per share were outstanding for the three and six months ended June 30, 2010. In the computation of diluted net income per share applicable to Common Shareholders, options to purchase 1,955,000 shares of common stock exercisable between $0.06 and $0.11 were included for the three months ended June 30, 2010. For the three and six months ended June 30, 2010 options to purchase 4,468,600 and 6,423,600 shares of common stock, respectively were excluded in the computation of diluted net loss per share applicable to Common Shareholders because exercise or conversion would have an antidilutive effect on the net loss per share.

Note 5.              Accounts Receivable

Accounts receivable are included on the accompanying consolidated balance sheets net of an allowance for doubtful accounts. The total allowance for doubtful accounts at June 30, 2011 and December 31, 2010 was $24,686 and $133,080, respectively.

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

Inventories consist of the following:

	June 30,	December 31,
	2011	2010

Finished goods	$1,718,958	$2,156,026
Less reserves	(703,096)	(884,035)
Total inventories	$1,015,862	$1,271,991

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

The Company originally entered into the Loan Agreement on June 27, 2007, which had provided for initial borrowings of $4.3 million under a revolving credit loan and a $9.5 million term loan for a three year period ending June 30, 2010. In connection with the initial Loan Agreement, the Company issued to Bluefin 1,500,000 shares of common stock for $0.001 per share and issued warrants for the purchase of 2,100,000 common shares at prices ranging from $1.05 per share to $1.14 per share.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the Recapitalization Agreement, the Loan Agreement (now fully paid) was amended to extend the maturity date from July 30, 2010 until July 31, 2012, reduce the maximum borrowings available under the Revolver to $3,000,000, amend the borrowing base to modify the advance rate applicable to eligible accounts receivable to 75% and modify the advance rate applicable to eligible inventory to 40%, eliminate loan maintenance fees, and modify the permissible amount of capital expenditures the Company can make in any fiscal year. The Company paid CVC a non-refundable fee in the amount of $60,000 in consideration of CVC entering into the amendment and making this facility available.  Upon execution of the amendment, CVC waived all prior events of default under the Loan Agreement.

At June 30, 2011 and December 31, 2010, the Company had no borrowings under the revolving credit facility, and  was in compliance with all loan covenants. Borrowings under the Loan Agreement are secured by all of the Company’s assets.

Interest expense related to the Loan Agreement is composed of interest on debt, amortization of debt discount, and amortization of deferred financing costs.  In total, the interest expense for the three and six months ended June 30, 2011 was $7,500 and $15,000, respectively. For the three and six months ended June 30, 2010 total interest expense was $891,210 and $1,597,082, respectively. Total interest expense in the periods was comprised as follows:

•
Interest on debt related to the Loan Agreement for the three months ended June 30, 2011 and 2010 was $0 and $454,595, respectively. For the six months ended June 30, 2011 and 2010 interest on debt related to Loan Agreement was $0 and $747,986, respectively.

•
Amortization of the debt discount related to the Loan Agreement for the three months ended June 30, 2011 and 2010 was $0 and $374,557, respectively. For the six months ended June 30, 2011 and 2010 amortization of the debt discount related to the Loan Agreement was $0 and $725,982, respectively.

•
Amortization of deferred financing costs related to the Loan Agreement for the three months ended June 30, 2011 and 2010 was $7,500 and $62,058, respectively. For the six months ended June 30, 2011 and 2010 amortization of deferred financing costs related to the Loan Agreement was $15,000 and $123,114, respectively

Note 8.              Series B Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Series B Convertible Preferred Stock

On July 30, 2010, the Company entered into the Recapitalization Agreement with CVC, pursuant to which the Company issued to CVC an aggregate of 407,160 shares of the Company’s preferred stock, designated Series B Convertible Preferred Stock, $0.001 par value per share (the “Series B Preferred Stock”), in payment of an aggregate of $16,706,685 owed by the Company to CVC under the Loan Agreement.  Certain rights, preferences, privileges and restrictions of the Series B Preferred Stock are summarized below.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Series B Preferred Stock activity during the six months ended June 30, 2011 is as follows:

Series B Preferred Stock as of December 31, 2010	$17,820,464
Series B Preferred Stock Liquidation Preference Increase	668,267
Series B Preferred Stock as of March 31, 2011	18,488,731
Series B Preferred Stock Liquidation Preference Increase	668,268
Series B Preferred Stock as of June 30, 2011	$19,156,999

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Exclusive License and Intellectual Property Rights Agreement

On April 2, 2002, the Company entered into an Exclusive License and Intellectual Property Rights Agreement (the “Agreement”) with Pro-Fit Holdings Limited (“Pro-Fit”).  The Agreement gives the Company the exclusive rights to sell or sublicense waistbands manufactured under patented technology developed by Pro-Fit for garments manufactured anywhere in the world for the United States market and all United States brands.  In accordance with the Agreement, the Company issued 150,000 shares of its common stock which were recorded at the market value of the stock on the date of the Agreement.  The shares contain restrictions related to the transfer of the shares and registration rights.  The Agreement has an indefinite term that extends for the duration of the trade secrets licensed under the Agreement.  The Company has recorded an intangible asset amounting to $612,500, which is fully amortized.  The Company is currently in litigation with this licensor (See Note 11).

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

Stock Options

The Company’s 2008 and 2007 Stock Incentive Plans, as amended, authorize up to 4,810,000 and 2,600,000 shares of common stock, respectively, for issuance pursuant to awards granted to individuals under the plans.  The Company’s 1997 Stock Incentive Plan authorized the issuance of up to 6,000,000 shares of common stock pursuant to stock-based incentive awards granted to individuals.

Option awards are granted with an exercise price equal to the average market price of the Company’s stock for the five trading days following the date of the grant. Those option awards generally vest over periods determined by the Board from immediate to four years of continuous service and have ten year contractual terms. (See Note 8).

The Recapitalization Agreement constituted a change of control of the Company and as a result, on July 30, 2010, all options previously granted to Messrs. Schnell and Dyne became fully vested in accordance with provisions in their employment agreements and their option grants. On July 30, 2010 the Company entered into new executive employment agreements with Messrs. Schnell and Dyne and Messrs. Schnell and Dyne agreed to cancel all option grants previously awarded to them on or before December 31, 2007.  Accordingly, option grants constituting a total of 1,005,500 shares of common stock were cancelled effective July 30, 2010 (See Note 8).

Options to purchase 1,355,000 shares of common stock were granted under the 2008 Stock Incentive Plan during six months ended June 30, 2011.  No options were granted for the three and six months ended June 30, 2010.

During three months ended June 30, 2011, a former employee exercised options to acquire 109,375 shares of common stock under the 2008 Stock Incentive Plan.  Cash received upon exercise was $12,030 or $0.11 per share.  At the time of exercise, the total intrinsic value of the options exercised was $4,375 (or $0.04 per share). No options were exercised for the three and six months ended June 30, 2010.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2011, the Company had $172,064 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the weighted average period of 2.7 years.  As of June 30, 2010, unamortized stock-based compensation expense related to options issued to employees and directors was $98,342, which is being recognized over the weighted average period of approximately 1.5 years.

The following table summarizes the activity in the Company’s share based plans during the six months ended June 30, 2011.

	Number of Shares		Weighted Average Exercise Price
Employees and Directors
Options outstanding - January 1, 2011	5,147,100		$0.35
Granted	1,355,000		$0.10
Exercised	-		$-
Cancelled	(135,417	) )	$0.11
Options outstanding - March 31, 2011	6,366,683		$0.30
Granted	-		$-
Exercised	(109,375)		$0.11
Cancelled	(130,208)		$3.83
Options outstanding - June 30, 2011	6,127,100		$0.23

Restricted Stock Units (RSU’s)

On July 30, 2010, the Company granted each of Messrs. Schnell and Dyne a restricted stock unit award (an “RSU Award”) for 5,778,500 shares of the Company’s common stock.  Each RSU Award will vest 50% on a date which is 13 months following the grant date, and 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to partial acceleration of vesting as part of the executives’ severance benefits and full acceleration of vesting upon a change in control of the Company.  As of July 30, 2010, the RSU’s were valued at $2,263,384 which was reduced by the fair value of the options surrendered (see Stock Options above). As of June 30, 2011, the Company had $1,306,307 of unamortized stock-based compensation expense related to RSU’s.  The remaining expense will be recognized over the remaining weighted average period of 1.4 years.

Note 10.            Income taxes

The Company accrues interest and penalties related to unrecognized tax benefits in interest expense.  For each of the three months ended June 30, 2011 and 2010, the Company accrued interest and penalties for unrecognized tax benefits of $3,975. At June 30, 2011 and December 31, 2010, the Company had $101, 475 and $93,525, respectively, of accrued interest and penalties associated with the unrecognized tax liabilities.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net deferred tax assets of $0 and $111,454 as of June 30, 2011 and December 31, 2010, respectively, and were related to the Company’s foreign operations and are included in other assets. Due to prior operating losses incurred, no benefit for domestic income taxes and no benefit for a portion of the foreign income taxes have been recorded because there is not sufficient evidence to determine that the Company will be able to utilize its net operating loss carryforwards to offset future taxable income.

Other tax liabilities were $61,159 and $3,215 as of June 30, 2011 and December 31, 2010, respectively, and were included in other accrued expenses. Current receivable for income taxes totaled $47,935 and $87,638, respectively, as of June 30, 2011 and December 31, 2010.

Long term deferred income tax liabilities totaled $710,445 and $608,554 as of June 30, 2011 and December 31, 2010, respectively. The deferred income tax liability includes a tax basis difference related to the Company’s indefinite lived intangible asset, where the Company determined that it would no longer be able to support the use of the deferred tax asset related to its net operating losses to offset the liability and tax basis difference related to the Company’s foreign operations ($29,259 and $0 as of June 30, 2011 and December 31, 2010, respectively).

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Three Months Ended June 30, 2011
	Talon	Trim	Tekfit	Consolidated

Net sales	$7,299,479	$5,450,562	$2,240	$12,752,281
Cost of goods sold	5,348,390	3,340,015	538	8,688,943
Gross profit	$1,951,089	$2,110,547	$1,702	4,063,338
Operating expenses				3,062,200
Income from operations				$1,001,138

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended June 30, 2010
Talon	Trim	Tekfit	Consolidated

Net sales	$9,752,437	$5,220,635	$-	$14,973,072
Cost of goods sold	7,316,812	3,274,272	42,751	10,633,835
Gross profit	$2,435,625	$1,946,363	$(42,751)	4,339,237
Operating expenses				2,641,468
Income from operations				$1,697,769

Six Months Ended June 30, 2011
Talon	Trim	Tekfit	Consolidated

Net sales	$12,781,001	$9,197,233	$2,240	$21,980,474
Cost of goods sold	9,272,461	5,753,510	612	15,026,583
Gross profit	$3,508,540	$3,443,723	$1,628	6,953,891
Operating expenses				6,243,258
Income from operations				$710,633

Six Months Ended June 30, 2010
Talon	Trim	Tekfit	Consolidated

Net sales	$14,686,739	$8,521,593	$-	$23,208,332
Cost of goods sold	10,938,684	5,428,467	65,251	16,432,402
Gross profit (loss)	$3,748,055	$3,093,126	$(65,251)	6,775,930
Operating expenses				5,253,863
Income from operations				$1,522,067

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company distributes its products internationally and has reporting requirements based on geographic regions.  Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment and intangible) is attributed to countries based on the location of the assets, as follows:

Sales:	Three Months Ended June 30,		Six Months Ended June 30
Country / Region	2011	2010	2011	2010
United States	$914,864	$1,201,996	$1,796,911	$2,007,615
Hong Kong	4,273,926	4,752,797	7,496,328	7,974,739
China	3,539,886	4,556,589	5,147,472	6,091,380
Korea	713,343	300,504	1,120,558	507,352
Bangladesh	374,558	706,696	1,367,182	1,387,299
Other	2,935,704	3,454,490	5,052,023	5,239,947
Total	$12,752,281	$14,973,072	$21,980,474	$23,208,332

	June 30,	December 31,
	2011	2010
Long-lived Assets:
United States	$4,515,466	$4,623,448
Hong Kong	752,392	884,344
China	156,646	182,980
Other	1,341	2,306
Total	$5,425,845	$5,693,078

Note 13.            Related Party Notes and Transactions

On July 30, 2010, the Company entered into a Recapitalization Agreement with CVC (See Note 7 and Note 8).  As a result of this transaction CVC (currently the sole holder of the Series B Preferred Stock) has become the majority stockholder in the Company.  Commencing August 1, 2010, a $5,000 monthly debt monitoring fee has been paid to CVC. A $60,000 fee was paid to CVC in consideration of CVC entering into an amendment to the Loan Agreement during the quarter ended September 30, 2010.

Colin Dyne, brother of both Mark Dyne, the Chairman of the Board of Directors of the Company and Larry Dyne, the President of the Company, is also a director, officer and significant stockholder of People’s Liberation, Inc., the parent company of William Rast Sourcing.  During the three and six months ended June 30, 2011, the Company had sales of $81,824 and $139,003, respectively, to William Rast Sourcing. During the three and six months ended June 30, 2010 the Company had sales of $150,166 and $230,247, respectively, to William Rast Sourcing. Accounts receivable of $2,404 and $26,711 were outstanding from William Rast Sourcing at June 30, 2011 and December 31, 2010, respectively.

 TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In November 2009, the Company entered into an agreement with Colin Dyne to pay a commission equal to 7% of the collected revenues associated with the sales of products to a specific retail brand, with 2% of the 7% earned applied to a note receivable balance. For the three months ended June 30, 2011 and 2010 commissions of $14,172 and $34,155 were paid, respectively. For the six months ended June 30, 2011 and 2010 commissions of $14,172 and $55,540 were paid, respectively.  A Note Receivable from Related Party, net at December 31, 2009 represented the unsecured note and accrued interest receivable due from Colin Dyne, and included a valuation reserve for the full amount due. The note bore interest at 7.5% and was due on demand.  For the three and six months ended June 30, 2010 $17,679 and $27,057, respectively in commissions were applied to the note receivable balance. On June 29, 2010, the Company sold the Note Receivable with all of the Company’s rights, title and interest therein to an unrelated third party for cash proceeds of $275,000. The amount received was recorded as a recovery of bad debts.

Notes payable to related parties includes demand notes and advances to parties related to or affiliated with Mark Dyne, the Chairman of the Board of Directors of the Company and a significant stockholder.  The balance of demand notes payable and interest expense due to Mark Dyne and affiliated parties at June 30, 2011 and December 31, 2010 was $239,993 and $236,448, respectively.

In March 2010, a consulting agreement with Diversified Consulting, LLC, a company owned by Mark Dyne expired.  Accrued consulting fees and related interest amounted to $95,548 and $164,761, as of June 30, 2011 and December 31, 2010, respectively, in consideration of the final payments under the agreement.  Interest related to the amount owed amounted to $2,527 and $5,787 for the three and six months ended June 30, 2011, respectively. Related interest amounted to $5,367 and $54,536 for the three and six months ended June 30, 2010, respectively.

Notes payable to related parties includes a note and associated interest due to Lonnie D. Schnell, the Chief Executive Officer and Chief Financial Officer of the Company. The note, issued on August 6, 2009 in partial satisfaction of 2008 annual incentive payments to which Mr. Schnell was entitled, bears 6% interest annually and the maturity date is the earlier of December 31, 2011 or ten days following Mr. Schnell’s employment termination date. The balance of the note payable and accrued interest expense due to Mr. Schnell at June 30, 2011 and December 31, 2010 was $39,946 and $38,768, respectively.

Note 14.            Subsequent Events

The Company evaluated subsequent events after the balance sheet date of June 30, 2011 through the date these unaudited financial statements were issued.

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

Our Tekfit business provides manufacturers with the patented technology, manufacturing know-how, equipment and materials required to produce an expandable waistband.  Our efforts to promote this product to customers have been limited by a licensing dispute.  As described more fully in this report under Item 1. “Legal Proceedings”, we are in litigation with Pro-Fit Holdings Limited related to our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit’s patented technology.  For the three and six months ended June 30, 2011 we had $2,240 revenue from the sale of products incorporating the stretch waistband technology. We derived no revenue from the sale of products incorporating the stretch waistband technology for the three and six months ended June 30, 2010.

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

Results of Operations

The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.1	71.0	68.4	70.8
Gross profit	31.9	29.0	31.6	29.2
Sales and marketing expenses	8.4	5.3	8.9	6.2
General and administrative expenses	15.7	12.4	19.5	16.4
Interest expense, net	0.2	5.9	0.2	6.9
Income taxes	2.5	1.1	1.8	0.6
Net income (loss)	5.1%	4.3%	1.2%	(0.9)%

Sales

For the three and six months ended June 30, 2011 and 2010, sales by geographic region based on the location of the customer as a percentage of sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2011	2010	2011	2010
United States	7.2%	8.0%	9.6%	8.7%
Hong Kong	33.5	31.7	34.9	34.4
China	27.8	30.4	17.4	26.2
Korea	5.6	2.0	4.4	2.2
Bangladesh	2.9	4.7	10.8	6.0
Other	23.0	23.2	22.9	22.5
	100.0%	100.0%	100.0%	100.0%

Sales for the three months ended June 30, 2011 were $12.8 million, a decline of $2.2 million or 14.8% from the same period in 2010.  Sales for the six months ended June 30, 2011 were $22.0 million, a decline of $1.2 million or 5.3% from the same period in 2010.  The net decline reflected continued economic weakness in the U.S. apparel market resulting in lower demand for our products, and a sharp decline in the demand from price sensitive mass retailer accounts who shifted their purchases to buy directly from factories in Asia, partially offset by additional new programs and new customers.

Gross Profit

Gross profit for the three months ended June 30, 2011 was $4.1 million as compared to $4.3 million for the same period in 2010. The reduction in gross profit for the three months ended June 30, 2011 as compared to the same period in 2010 was principally attributable to lower overall sales volumes offset by improved product mix, lower freight and duty costs and lower manufacturing support and inventory obsolescence costs.

Gross profit for the six months ended June 30, 2011 was $7.0 million as compared to $6.8 million for the same period in 2010. The improvement in gross profit for the six months ended June 30, 2011 as compared to the same period in 2010 was principally attributable to improved product mix, and lower freight and duties costs, manufacturing support and inventory obsolescence costs offset by lower overall sales volumes.

A recap of the change in gross margin for the three and six months ended June 30, 2011 as compared with the same period in 2010 is as follows:

	Three Months Ended June 30, 2011 compared to same period in 2010		Six Months Ended June 30, 2011 compared to same period in 2010
	$ in 000’s(1)	%(1)	$ in 000’s(1)	%(1)
Gross profit increased (reduced) as a result of:
Lower volumes	(820)	(18.9)	(463)	(6.9)
Mix of products	384	8.9	457	6.7
Reduced freight and duty costs	80	1.8	68	1.0
Reduced manufacturing support and inventory obsolescence costs	80	1.8	116	1.7
Gross profit increase (decrease)	(276)	(6.4)	178	2.5

(1) Represents the amount or percentage, as applicable, change in each item in the three and six months ended June 30, 2011 period, as compared to the same period in 2010.

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2011 were $1.1 million, or 8.4% of sales, as compared to $0.8 million, or 5.3% of sales, for the same period in 2010. Sales and marketing expenses for the six months ended June 30, 2011 were $2.0 million, or 8.9% of sales, as compared to $1.4 million, or 6.2% of sales, for the same period in 2010.  Sales expenses increased due to the expansion of our sales force in the US during the third quarter of 2010 and second quarter of 2011 and in Asia during first quarter of 2011.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2011 were $2.0 million, or 15.7% of sales, as compared with $1.9 million, or 12.4% of sales, for the same period in 2010. The general and administrative expenses in 2010 benefited from the sale of the Note Receivable from Related party with a recovery of bad debts of $0.3 million. Increased charges for non-cash compensation expenses of $0.2 million in 2011 offset by lower professional fees and lower facilities expenses of $0.4 million, and the bed debt recovery in 2010 generally attributed to the change from prior year. General and administrative expenses for the six months ended June 30, 2011 were $4.3 million, or 19.5% of sales, as compared with $3.8 million, or 16.4% of sales, for the same period in 2010. The increase of $0.5 million mainly reflected increased charges for non-cash compensation expenses of $0.4 million, the beneficial effect of the sale of the Note Receivable from Related party of $0.3 million in 2010, and increased compensation of $0.1 million offset by lower professional fees and lower facilities expenses of $0.2 million and lower depreciation expenses of $0.1 million.

Interest expense and interest income

Interest expense for the three months ended June 30, 2011 decreased by approximately $879,000, as compared to the same period in 2010, to $25,000. Interest expense for the six months ended June 30, 2011 decreased by approximately $1,576,000, as compared to the same period in 2010, to $44,000. The decrease resulted from the elimination of amounts owed under our former revolver and term notes with CVC that were converted into preferred stock as of July 30, 2010. (See Note 7 and note 8 in the accompanying Notes to Consolidated Financial Statements).

Interest income for the three and six months ended June 30, 2011 decreased by approximately $17,000 and $26,000, respectively, as compared to the same periods in 2010. The decreases were due primarily to the recognition of and collection of interest income on the Related Party note receivable in 2010 which we sold to a third party on June 29, 2010.

A brief summary of interest expense and interest income is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amortization of deferred financing costs and debt discounts	$7,500	$436,615	$15,000	$849,096
Other interest expense	17,187	466,705	28,701	770,805
Interest expense	24,687	903,320	43,701	1,619,901
Interest income	(1,494)	(18,499)	(2,068)	(27,883)
Interest expense, net	$23,193	$884,821	$41,633	$1,592,018

Income taxes

Provision for (recovery from) income taxes for the three and six months ended June 30, 2011 was approximately $322,000 and $414,000, respectively.  Provision for income taxes for the three and six months ended June 30, 2010 was approximately $166,000 and $131,000, respectively.  During the three and six months ended June 30, 2011 we recorded a deferred income tax liability in amount of approximately $36,000 and $73,000, respectively, due to a tax basis difference related to our indefinite lived intangible asset, following our determination during the third quarter of 2010, that we would no longer be able to support the use of the deferred tax asset related to net operating losses to offset the liability (See Note 10 in the accompanying Notes to Consolidated Financial Statements). The provision for income taxes other than this deferred income tax liability is mainly associated with our foreign operations. There is not sufficient evidence to ensure that it is more likely than not that we will be able to utilize our domestic operating loss carry forwards (as well as a portion of our foreign net operating loss carry forwards) to offset future taxable income, and consequently the tax benefit of these losses is offset by a full valuation reserve.

Liquidity and Capital Resources

The following table summarizes selected financial data at:

	($ in thousands)
	June 30,	December 31,
	2011	2010

Cash and cash equivalents	$6,128	$2,795
Total assets	$17,012	$13,828
Current liabilities	$9,687	$7,442
Long term liabilities	$1,499	$1,367
Preferred stock	$19,157	$17,820
Stockholders’ equity (deficit)	$(13,331)	$(12,801)
Total equity and preferred stock	$5,826	$5,019

We believe that our existing cash and cash equivalents and our anticipated cash flows from our operating activities will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months.

Cash and cash equivalents

Cash and cash equivalents increased by approximately $3,332,000 at June 30, 2011 as compared to December 31, 2010, principally due to cash provided by operating activities of approximately $3,374,000, proceeds from the sale of equipment of $55,000, and proceeds from the exercise of stock options of approximately $12,000, partially offset by the acquisition of property and equipment of $103,000.

Cash provided by operating activities is our primary recurring source of funds, and reflects the net loss from operations excluding non-cash charges, and changes in operating capital. The six months ended June 30, 2011 and 2010 reflected net cash provided by operating activities of approximately $3,374,000 and $1,826,000, respectively.

The net cash provided by operating activities during the six months ended June 30, 2011 and 2010 resulted principally from:

	($ in thousands)
	Six Months Ended June 30,
	2011	2010
Net income before non-cash expenses	$1,322	$1,089
Reduced (increased) inventory	298	(38)
Reduced (increased) accounts receivable	(452)	(1,182)
Increased accounts payable and accrued expenses	2,208	2,063
Other reductions in operating capital	(2)	(106)
Cash provided by operating activities	$3,374	$1,826

Net cash (used in) investing activities for the six months ended June 30, 2011 and 2010 was approximately $(48,000) and $(21,000), respectively, due to acquisition of property and equipment in the six months ended June 30, 2011 and 2010 of approximately $103,000 and $21,000, respectively, offset by proceeds from sale of equipment in amount of $55,000 during first six month ended June 30, 2011.

Net cash used in financing activities for the six months ended June 30, 2011 and 2010 was approximately $9,000 and $52,000, respectively, reflecting proceeds from exercise of stock options in amount of approximately $12,000 in 2011 offset by repayment of borrowings under capital leases in the six months ended June 30, 2011 and 2010 of approximately $3,000 and $52,000, respectively.

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

On July 30, 2010, we entered into a Recapitalization Agreement in which we issued to CVC shares of Series B Preferred Stock in payment of all of the outstanding obligations owed by us under the Loan Agreement.  At that date, we had outstanding borrowings and accrued interest of $11,548,098 under the term notes, and $5,158,587 under the revolving credit note, all of which was exchanged for the Series B Preferred Stock. See Note 8 in the accompanying Notes to Consolidated Financial Statements.

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

Borrowings under the Loan Agreement are secured by all of our assets. At June 30, 2011 and December 31, 2010, we had no borrowings under the revolving credit facility portion of the Loan Agreement and no term loans under the Loan Agreement and we were in compliance with all loan covenants.

We have financed equipment purchases through various notes payable and capital lease obligations. Our equipment obligations as of June 30, 2011 are approximately $21,000 and bear interest at rates of 8.0% and 15.4% per annum. Under these obligations, we are required to make monthly payments of principal and interest through June 2014.

The outstanding balance (including accrued interest) of our notes payable to related parties at June 30, 2011 and December 31, 2010 was approximately $280,000 and $275,000, respectively.  Included in this balance are demand notes which bear interest at 10% (balance as of June 30, 2011 and December 31, 2010 of approximately $240,000 and $236,000, respectively), have no scheduled monthly payments and are due within fifteen days following demand. The remainder of the notes payable to related parties includes our note payable to an officer for approximately $40,000 and $39,000 at June 30, 2011 and December 31, 2010, respectively. The note bears 6% interest annually and the maturity date is the earlier of December 31, 2011 or ten days following employment termination date.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at June 30, 2011:

	Payments Due by Period ($ in thousands)
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Notes payable to related parties(1)	$280	$280	$-	$-	$-
Capital lease obligations	25	9	16	-	-
Operating leases	1,115	531	584	-	-
Other notes payable	65	65	-	-	-
Total Obligations	$1,485	$885	$600	$-	$-

(1) The majority of notes payable to related parties is due upon or near demand for payment and includes accrued interest payable through June 30, 2011.

At June 30, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we do not have any of the risks associated with financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

•	The net bad debt expenses, recoveries and allowances for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Bad debt expenses for accounts receivable	$(11,107)	$(56,240)	$(720)	$(62,351)
Bad debt recovery, related party note receivable	$-	$(275,000)	$-	$(275,000)
Bad debt recovery, other accounts receivable	$-	$-	$-	$(11,332)
Allowance for doubtful accounts, Accounts receivable	$24,686	$160,001	$24,686	$160,001

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

New Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”) which amends ASC Topic 820, Fair Value Measurement.  ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The update clarifies the application of existing fair value measurement requirements.  The update also requires reporting entities to disclose additional information regarding fair value measurements categorized within Level 3 of the fair value hierarchy. ASU 2011-04 is effective during interim and annual period beginning after December 15, 2011.  Early adoption is not permitted. The adoption of this guidance will not have any impact on our results of operations and financial condition.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) which amends ASC Topic 220, Comprehensive Income.  ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The updated guidance in ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance will not have any impact on our results of operations or financial condition.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.            Risk Factors

Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. No material change to such risk factors has occurred during the three months ended June 30, 2011.

Item 6.               Exhibits

Exhibit No.	Description
3.1	Bylaws of Talon International, Inc. Incorporated by reference to Exhibit 3.2 to Form SB-2 filed on October 21, 1997.
3.2	Certificate of Amendment to the Bylaws of Talon International, Inc., dated as of August 2, 2011. Incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 4, 2011.
10.25 +	Employment Agreement, dated July 30, 2010, between Talon International, Inc. and Lonnie D. Schnell.
10.26 +	Employment Agreement, dated July 30, 2010, between Talon International, Inc. and Larry Dyne.
31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

+	Indicates a management contract or compensatory plan or arrangement.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 2011	/s/ Lonnie D. Schnell
Lonnie D. Schnell Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ James E. Reeder
James E. Reeder Vice President, Corporate Controller (Principal Accounting Officer)