Form 10-Q
period 2011-09-30
TALON INTERNATIONAL, INC.
filed 2011-11-10
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [ X  ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer [   ]     Accelerated filer [   ]      Non-accelerated filer [   ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

At November 9, 2011, the issuer had 21,000,808 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,448,050	$2,795,284
Accounts receivable, net	3,776,610	3,350,935
Inventories, net	1,161,008	1,271,991
Prepaid expenses and other current assets	419,910	331,924
Total current assets	9,805,578	7,750,134

Property and equipment, net	1,193,111	1,582,327
Intangible assets, net	4,110,751	4,110,751
Other assets	265,756	384,455
Total assets	$15,375,196	$13,827,667

Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,160,696	$5,231,036
Accrued expenses	1,520,344	1,865,841
Notes payable to related parties	237,808	275,215
Other notes and current portion of capital lease obligations	72,229	69,608
Total current liabilities	7,991,077	7,441,700

Capital lease obligations, net of current portion	12,302	17,492
Deferred income taxes	717,502	608,554
Other liabilities	691,823	740,877
Total liabilities	9,412,704	8,808,623

Commitments and contingencies (Note 11)

Series B Convertible Preferred Stock, $0.001 par value; 407,160 shares authorized, issued and outstanding	19,896,548	17,820,464

Stockholders’ Equity (Deficit):
Series A Preferred Stock, $0.001 par value; 250,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 21,000,808 and 20,291,433 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	21,001	20,291
Additional paid-in capital	57,790,994	56,975,314
Accumulated deficit	(71,774,487)	(69,827,780)
Accumulated other comprehensive income	28,436	30,755
Total stockholders’ equity (deficit)	(13,934,056)	(12,801,420)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$15,375,196	$13,827,667

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$9,404,648	$9,277,334	$31,385,122	$32,485,666
Cost of goods sold	6,576,861	6,563,278	21,603,444	22,995,680
Gross profit	2,827,787	2,714,056	9,781,678	9,489,986

Sales and marketing expenses	1,137,597	840,779	3,101,644	2,285,132
General and administrative expenses	1,847,645	1,971,458	6,126,856	5,780,968
Total operating expenses	2,985,242	2,812,237	9,228,500	8,066,100

Income (loss) from operations	(157,455)	(98,181)	553,178	1,423,886

Interest expense, net	25,484	160,765	67,117	1,752,783
Loss on extinguishment of debt	-	570,915	-	570,915
Income (loss) before provision for income taxes	(182,939)	(829,861)	486,061	(899,812)
Provision for (benefits from) income taxes	(56,919)	412,305	356,684	543,321

Net income (loss)	$(126,020)	$(1,242,166)	$129,377	$(1,443,133)

Available to Preferred Shareholders -
Series B Preferred Stock Original Issue Discount	-	(903,172)	-	(903,172)
Series B Preferred Stock Liquidation Preference Increase	(739,549)	(445,511)	(2,076,084)	(445,511)
Loss applicable to Common Shareholders	$(865,569)	$(2,590,849)	$(1,946,707)	$(2,791,816)

Per share amounts:
Net income (loss) per share	$(0.01)	$(0.06)	$0.01	$(0.07)
Available to Preferred Shareholders	(0.03)	(0.07)	(0.11)	(0.07)
Basic and diluted net loss per share applicable to Common Shareholders	$(0.04)	$(0.13)	$(0.10)	$(0.14)

Weighted average number of common shares outstanding - Basic and diluted	20,602,982	20,291,433	20,421,664	20,291,433

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net Income (loss)	$129,377	$(1,443,133)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	460,487	587,015
Loss on extinguishment of debt	-	570,915
Loss from disposal of equipment	7,391	-
Amortization of deferred financing cost and debt discounts	22,500	854,096
Stock based compensation	803,760	340,037
Deferred income taxes, net	152,468	520,531
Bad debt recovery, related party note receivable	-	(275,000)
Bad debt expense (recovery), other accounts receivable	8,861	(53,133)
Inventory valuation provisions	(16,228)	145,134
Changes in operating assets and liabilities:
Accounts receivable	(417,638)	499,322
Inventories	127,211	254,777
Prepaid expenses and other current assets	(86,151)	(112,782)
Other assets.	53,929	(73,579)
Accounts payable and accrued expenses	537,632	(1,669,233)
Other liabilities	(49,054)	(29,360)
Net cash provided by operating activities	1,734,545	115,607

Cash flows from investing activities:
Proceeds from sale of equipment	55,000	2,609
Acquisitions of property and equipment	(129,190)	(46,597)
Net cash used in investing activities	(74,190)	(43,988)

Cash flows from financing activities:
Payment of notes payable to related parties	(44,340)	-
Proceeds from exercise of stock options	12,030	-
Preferred stock issuance costs	-	(190,744)
Payment of revolver fees – financing costs	-	(60,000)
Payment of capital leases	(4,458)	(52,909)
Net cash used in financing activities	(36,768)	(303,653)

Net effect of foreign currency exchange translation on cash	29,179	(15,924)
Net increase (decrease) in cash and cash equivalents	1,652,766	(247,958)
Cash and cash equivalents at beginning of period	2,795,284	2,264,606
Cash and cash equivalents at end of period	$4,448,050	$2,016,648

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental disclosures of cash flow information:
	Nine Months Ended September 30,
	2011	2010
Cash received (paid) during the period for:
Interest paid	$(68,951)	$(399,169)
Interest received	$3,415	$30,130
Income tax paid, net (principally foreign)	$(110,894)	$(63,130)
Non-cash financing activities:
Conversion of revolver and term notes to preferred stock	$-	$16,706,685
Beneficial conversion feature for issuance of preferred stock	$-	$(1,283,343)
Series B preferred stock original issue discount	$-	$903,172
Series B preferred stock liquidation preference increase	$2,076,084	$445,511
Issuance of common shares	$600	$-
Interest accrued on notes payable	$8,822	$8,886
Effect of foreign currency translation on net assets	$(2,319)	$(34,161)

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

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectability of accounts and note receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts and that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified.  Bad debt expense on accounts receivable for the three and nine months ended September 30, 2011 were $9,581 and $8,861, respectively. Bad debt expense (recoveries) on accounts receivable for the three and nine months ended September 30, 2010 were $20,550 and $(328,133), respectively, which included a recovery of a related party note of $275,000 during the nine months ended September 30, 2010, see Note 13 “Related Party Notes and Transactions”.

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

In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At September 30, 2011 and December 31, 2010, cash equivalents consisted of money market funds measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $460,000 and $1,506,000, respectively.

The Company adopted the Financial Accounting Standards Board (“FASB”) staff position that delayed the guidance on fair value measurements for non financial assets and non financial liabilities. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Intangible Assets

Intangible assets consist of our trade name and exclusive license and intellectual property rights.  Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other”.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, which average 5 years, and are reviewed for impairment in accordance with the provisions of ASC 360, “Property, Plant and Equipment”.  The exclusive license and intellectual property rights are fully amortized.

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

Interest Expense, net – Interest expense reflects the cost of borrowing and amortization of deferred financing costs and discounts.  Interest expense for the three months ended September 30, 2011 and 2010 totaled $26,830 and $163,012, respectively.  Interest expense for the nine months ended September 30, 2011 and 2010 totaled $70,532 and $1,782,913, respectively. Interest income consists of earnings from outstanding amounts due to the Company under notes and other interest bearing receivables.  The Company recorded interest income of $1,346 and $3,415, respectively, for the three and nine months ended September 30, 2011, as compared to $2,247 and $30,130, respectively, for the same periods in 2010.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign Currency Translation

The Company has operations and holds assets in various foreign countries.  The local currency is the functional currency for the Company’s subsidiaries in China and India.  Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period.  Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized.  Included in accumulated other comprehensive income were a cumulative foreign currency translation gain of $28,436 and $30,755 at September 30, 2011 and December 31, 2010, respectively.

Comprehensive income (loss)

Comprehensive income (loss) consists of net loss and unrealized gains on foreign currency translation adjustments.  Comprehensive income (loss) and its components for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(126,020)	$(1,242,166)	$129,377	$(1,443,133)
Other comprehensive income (loss) - Foreign currency translation	(19,340)	27,813	2,319	34,161
Total comprehensive income (loss)	$(145,360)	$(1,214,353)	$131,696	$(1,408,972)

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.   New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”) which amends ASC Topic 820, Fair Value Measurement.  ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The update clarifies the application of existing fair value measurement requirements.  The update also requires reporting entities to disclose additional information regarding fair value measurements categorized within Level 3 of the fair value hierarchy. ASU 2011-04 is effective during interim and annual period beginning after December 15, 2011.  Early adoption is not permitted. The adoption of this guidance will not have any impact on the Company’s results of operations and financial condition.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) — Testing Goodwill for Impairment”. This amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company does not expect this amendment to have an impact on its financial position, results of operations or cash flows.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.   Net Income (Loss) per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Net income (loss) (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended September 30, 2011:
Basic net loss per share:
Net loss	$(126,020)	20,602,982	$(0.01)
Series B Preferred Stock Liquidation Preference Increase	(739,549)		(0.03)
Loss applicable to Common Shareholders	(865,569)	20,602,982	(0.04)

Effect of Dilutive Securities - Options, Preferred Stock and RSUs	-	-	-
Basic and diluted net loss applicable to Common Shareholders	$(865,569)	20,602,982	$(0.04)

Three months ended September 30, 2010:
Basic net loss per share:
Net loss	$(1,242,166)	20,291,433	$(0.06)
Series B Preferred Stock original issue discount	(903,172)		(0.05)
Series B Preferred Stock Liquidation Preference Increase	(445,511)		(0.02)
Loss applicable to Common Shareholders	(2,590,849)	20,291,433	(0.13)

Effect of Dilutive Securities - Options, Preferred Stock and RSUs	-	-	-
Basic and diluted net loss applicable to Common Shareholders	$(2,590,849)	20,291,433	$(0.13)

Nine months ended September 30, 2011:
Basic net loss per share:
Net income	$129,377	20,421,664	$0.01
Series B Preferred Stock Liquidation Preference Increase	(2,076,084)		(0.11)
Loss applicable to Common Shareholders	(1,946,707)	20,421,664	(0.10)

Effect of Dilutive Securities - Options, Preferred Stock and RSUs	-	-	-
Basic and diluted net loss applicable to Common Shareholders	$(1,946,707)	20,421,664	$(0.10)

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Net loss (Numerator)	Shares (Denominator)	Per Share Amount

Nine months ended September 30, 2010:
Basic net loss per share:
Net loss	$(1,443,133)	20,291,433	$(0.07)
Series B Preferred Stock original issue discount	(903,172)		(0.05)
Series B Preferred Stock Liquidation Preference Increase	(445,511)		(0.02)
Loss applicable to Common Shareholders	(2,791,816)	20,291,433	(0.14)

Effect of Dilutive Securities - Options, Preferred Stock and RSUs	-	-	-
Basic and diluted net loss applicable to Common Shareholders	$(2,791,816)	20,291,433	$(0.14)

For the three and nine months ended September 30, 2011, options to purchase 6,158,038 shares of common stock exercisable between $0.06 and $5.23 per share, RSU’s to settle in 10,957,000 common shares and Series B Preferred Stock to be converted to 40,716,000 common stock were outstanding, but were not included in the computation of diluted net loss per share applicable to common shareholders because the effect of exercise of common stock, settlement in common shares or conversion to common shares would have an antidilutive effect on net loss per share.

For the three and nine months ended September 30, 2010, options to purchase 5,160,286 shares of common stock exercisable between $0.06 and $5.23 per share, RSU’s to settle in 11,557,000 common shares and Series B Preferred Stock to be converted to 40,716,000 common stock were outstanding, but were not included in the computation of diluted net loss per share because the effect of exercise or conversion would have an antidilutive effect on net loss per share.

Note 5.   Accounts Receivable

Accounts receivable are included on the accompanying consolidated balance sheets net of an allowance for doubtful accounts. The total allowance for doubtful accounts at September 30, 2011 and December 31, 2010 was $34,229 and $133,080, respectively.

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

Inventories consist of the following:

	September 30,	December 31,
	2011	2010

Finished goods	$1,888,438	$2,156,026
Less reserves	(727,430)	(884,035)
Total inventories	$1,161,008	$1,271,991

Note 7.   Debt Facility

On July 30, 2010, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with CVC California, LLC (“CVC”) in which the Company issued to CVC shares of the Company’s Series B Convertible Preferred Stock in payment of all of the outstanding obligations owed by the Company to CVC under the Revolving Credit and Term Loan Agreement (the “Loan Agreement”, see Note 8) originally entered into by the Company on June 27, 2007 with Bluefin Capital, LLC (“Bluefin”). Bluefin subsequently assigned its rights and obligations under the Loan Agreement to its affiliate, CVC.  At July 30, 2010, all of the outstanding obligations owed to CVC under the Loan Agreement became due and payable, consisting of outstanding borrowings and accrued interest of $11,548,098 under the term notes and $5,158,587 under the revolving credit note, for a total of $16,706,685. All of these outstanding obligations were converted into Series B Convertible Preferred Stock on July 30, 2010.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In connection with the Recapitalization Agreement, the Loan Agreement (now fully paid) was amended to extend the maturity date from July 30, 2010 until July 31, 2012, reduce the maximum borrowings available under the Revolver to $3,000,000, amend the borrowing base to modify the advance rate applicable to eligible accounts receivable to 75% and modify the advance rate applicable to eligible inventory to 40%, eliminate loan maintenance fees, and modify the permissible amount of capital expenditures the Company can make in any fiscal year. The Company paid CVC a non-refundable fee in the amount of $60,000 in consideration of CVC entering into the amendment and making this facility available and paid a $50,000 commitment fee during the third quarter of 2011 to ensure the availability of the revolver through July 31, 2012.  Upon execution of the amendment, CVC waived all prior events of default under the Loan Agreement.

At September 30, 2011 and December 31, 2010, the Company had no borrowings under the revolving credit facility, and was in compliance with all loan covenants. Borrowings under the Loan Agreement are secured by all of the Company’s assets.

Interest expense related to the Loan Agreement is composed of interest on debt, amortization of debt discount, and amortization of deferred financing costs.  In total, the interest expense for the three and nine months ended September 30, 2011 was $15,833 and $30,833, respectively. For the three and nine months ended September 30, 2010 total interest expense was $149,871 and $1,746,953, respectively. Total interest expense in the periods was comprised as follows:

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Interest on debt related to the Loan Agreement for the three months ended September 30, 2011 and 2010 was $0 and $144,871, respectively. For the nine months ended September 30, 2011 and 2010 interest on debt related to Loan Agreement was $0 and $892,857, respectively.

•
No amortization of the debt discount related to the Loan Agreement for the three months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011 and 2010 amortization of the debt discount related to the Loan Agreement was $0 and $725,982, respectively.

•
Amortization of deferred financing costs related to the Loan Agreement for the three months ended September 30, 2011 and 2010 was $7,500 and $5,000, respectively. For the nine months ended September 30, 2011 and 2010 amortization of deferred financing costs related to the Loan Agreement was $22,500 and $128,114, respectively.

•	Commitment fee expense for the three and nine months ended September 30, 2011 was $8,333.

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

The Company determined that there are no embedded features that would require separate reporting as derivative instruments. Therefore, the Company evaluated the conversion option of the convertible preferred shares under FASB ASC No. 470-20, “Debt with Conversion and Other Options”, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.  A convertible financial instrument includes a BCF if the fair value of the instrument is lower than the fair value of shares of the common stock it is convertible into on the issuance date.  The BCF shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of the conversion feature to additional paid-in capital.  The Company has recorded a BCF value of $1,283,343 in connection with the issuance of the Series B Preferred Stock on July 30, 2010.

The Series B Preferred Stock was initially recorded at the fair value of $17,277,600 as of July 30, 2010, reduced by the BCF ($1,283,343) as stated above and stock issuance costs ($190,744), for a net value of $15,803,513 as of July 30, 2010. The value of the Series B Preferred Stock was adjusted as follows as a consequence of its redemption features, and the following approach is implemented by the Company:

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

Series B Preferred Stock activity during the nine months ended September 30, 2011 is as follows:

Series B Preferred Stock as of December 31, 2010	$17,820,464
Series B Preferred Stock Liquidation Preference Increase for the six months ended June 30, 2011	1,336,535
Series B Preferred Stock as of June 30, 2011	19,156,999
Series B Preferred Stock Liquidation Preference Increase for the three months ended September 30, 2011	739,549
Series B Preferred Stock as of September 30, 2011	$19,896,548

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Options to purchase 1,405,000 and 530,000 shares of common stock were granted under the Stock Incentive Plans during the nine months ended September 30, 2011 and 2010, respectively.

During the second quarter of 2011, a former employee exercised options to acquire 109,375 shares of common stock under the 2008 Stock Incentive Plan.  Cash received upon exercise was $12,030 or $0.11 per share.  At the time of exercise, the intrinsic value of the options exercised was $0.04 per share. No options were exercised for the three and nine months ended September 30, 2010.

As of September 30, 2011, the Company had $156,931 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the weighted average period of 2.7 years.  As of September 30, 2010, unamortized stock-based compensation expense related to options issued to employees and directors was $125,470, which was to be recognized over the weighted average period of approximately 2.8 years.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the activity in the Company’s share based plans during the nine months ended September 30, 2011.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - January 1, 2011	5,147,100	$0.35
Granted	1,355,000	$0.10
Exercised	(109,375)	$0.11
Cancelled	(265,625)	$1.84
Options outstanding - June 30, 2011	6,127,100	$0.23
Granted	50,000	$0.15
Cancelled	(19,062)	$2.17
Options outstanding - September 30, 2011	6,158,038	$0.23

Restricted Stock Units (RSU’s)

On July 30, 2010, the Company awarded each of Messrs. Schnell and Dyne a restricted stock unit award (an “RSU Award”) for 5,778,500 shares of the Company’s common stock.  Each RSU Award will vest 50% on a date which is 13 months following the grant date, and 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to partial acceleration of vesting as part of the executives’ severance benefits and full acceleration of vesting upon a change in control of the Company.  As of July 30, 2010, the RSU’s were valued at $2,263,384 which was reduced by the fair value of the options surrendered (see Stock Options above).

On August 30, 2010, Messrs. Schnell and Dyne elected to defer the settlement in common shares of 5,178,500 RSU’s beyond the vesting dates.  On August 30, 2011, based on the deferral schedules 600,000 RSU’s were settled in common shares.  At the time of the issuance of shares the intrinsic value of these RSU’s was $0.10 per share.

As of September 30, 2011, the Company had $1,086,072 of unamortized stock-based compensation expense related to RSU’s, which will be recognized over the remaining weighted average period of 1.2 years. As of September 30, 2010, the Company had $2,086,661 of unamortized stock-based compensation expense related to RSU’s, which was to be recognized over the remaining weighted average period of 1.7 years.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes RSU’s activity during the nine months ended September 30, 2011.

	Number of RSU’s			Weighted Average Grant date value per RSU
	Unvested	Vested	Total

RSU’s outstanding - January 1, 2011 and June 30, 2011	11,557,000	-	11,557,000	$0.196
Vested	(5,778,500)	5,778,500	-	$0.196
Issued	-	(600,000)	(600,000)	$0.196
RSU’s outstanding - September 30, 2011	5,778,500	5,178,500	10,957,000	$0.196

Note 10.   Income taxes

The Company accrues interest and penalties related to unrecognized tax benefits in interest expense.  For each of the three months ended September 30, 2011 and 2010, the Company accrued interest and penalties for unrecognized tax benefits of $3,975. At September 30, 2011 and December 31, 2010, the Company had $105,450 and $93,525, respectively, of accrued interest and penalties associated with the unrecognized tax liabilities.

Net deferred tax assets of $67,935 and $111,454 as of September 30, 2011 and December 31, 2010, respectively, and were related to the Company’s foreign operations and are included in other assets. Due to prior operating losses incurred, no benefit for domestic income taxes and no benefit for a portion of the foreign income taxes have been recorded because there is not sufficient evidence to determine that the Company will be able to utilize its net operating loss carryforwards to offset future taxable income.

Other tax liabilities were $93,047 and $3,215 as of September 30, 2011 and December 31, 2010, respectively, and were included in other accrued expenses. Current receivable for income taxes totaled $89,371 and $87,638, respectively, as of September 30, 2011 and December 31, 2010.

Long term deferred income tax liabilities totaled $717,502 and $608,554 as of September 30, 2011 and December 31, 2010, respectively. The deferred income tax liability includes a tax basis difference related to the Company’s indefinite lived intangible asset, where the Company determined that it would no longer be able to support the use of the deferred tax asset related to its net operating losses to offset the liability.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11.   Commitments and Contingencies

On April 16, 2004, the Company filed suit against Pro-Fit Holdings, Limited in the U.S. District Court for the Central District of California – Tag-It Pacific, Inc. v. Pro-Fit Holdings, Limited, CV 04-2694 LGB (RCx) -- asserting various contractual and tort claims relating to the Company’s exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages.  It is the Company’s position that the agreement with Pro-Fit gives the Company exclusive rights in certain geographic areas to Pro-Fit’s stretch and rigid waistband technology.  The Company also filed a second civil action against Pro-Fit and related companies in the California Superior Court which was removed to the United States District Court, Central District of California.  In the second quarter of 2008, Pro-Fit and certain related companies were placed into administration in the United Kingdom and filed petitions under Chapter 15 of Title 11 of the United States Code.  As a consequence of the Chapter 15 filings, all litigation by the Company against Pro-Fit has been stayed.  A Settlement Agreement and Release, which provides for a dismissal of the actions and a mutual release of all related claims was signed on September 30, 2011 by all parties.  The settlement agreement will become effective upon approval by the U.S. District Court.  The Company has incurred significant legal fees in this litigation, and may continue to incur additional legal fees in order to assert its rights and claims against Pro-Fit and any successor to those assets of Pro-Fit that are subject to its exclusive license and intellectual property agreement with Pro-Fit and to defend against any counterclaims..

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

	Three Months Ended September 30, 2011
	Talon	Trim	Tekfit	Consolidated
Net sales	$5,044,152	$4,356,129	$4,367	$9,404,648
Cost of goods sold	3,711,196	2,865,033	632	6,576,861
Gross profit	$1,332,956	$1,491,096	$3,735	2,827,787
Operating expenses				2,985,242
Loss from operations				$(157,455)

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2010
	Talon	Trim	Tekfit	Consolidated
Net sales	$5,536,184	$3,735,984	$5,166	$9,277,334
Cost of goods sold	4,055,484	2,506,275	1,519	6,563,278
Gross profit	$1,480,700	$1,229,709	$3,647	2,714,056
Operating expenses				2,812,237
Loss from operations				$(98,181)

	Nine Months Ended
	September 30, 2011
	Talon	Trim	Tekfit	Consolidated
Net sales	$17,825,153	$13,553,362	$6,607	$31,385,122
Cost of goods sold	12,983,656	8,618,543	1,245	21,603,444
Gross profit	$4,841,497	$4,934,819	$5,362	9,781,678
Operating expenses				9,228,500
Income from operations				$553,178

	Nine Months Ended
	September 30, 2010
	Talon	Trim	Tekfit	Consolidated
Net sales	$20,222,923	$12,257,577	$5,166	$32,485,666
Cost of goods sold	14,994,168	7,934,742	66,770	22,995,680
Gross profit (loss)	$5,228,755	$4,322,835	$(61,604)	9,489,986
Operating expenses				8,066,100
Income from operations				$1,423,886

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company distributes its products internationally and has reporting requirements based on geographic regions.  Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment and intangible) is attributed to countries based on the location of the assets, as follows:

Sales:	Three Months Ended September 30,		Nine Months Ended September 30
Country / Region	2011	2010	2011	2010
United States	$723,348	$761,204	$2,520,259	$2,768,820
Hong Kong	3,685,785	2,986,107	11,182,113	10,960,846
China	2,270,181	2,813,682	7,417,653	8,905,062
Bangladesh	242,325	557,798	1,609,507	1,945,097
Other	2,483,009	2,158,543	8,655,590	7,905,841
Total	$9,404,648	$9,277,334	$31,385,122	$32,485,666

	September 30,	December 31,
	2011	2010
Long-lived Assets:
United States	$4,474,017	$4,623,448
Hong Kong	677,749	884,344
China	151,308	182,980
Other	788	2,306
Total	$5,303,862	$5,693,078

Note 13.   Related Party Notes and Transactions

On July 30, 2010, the Company entered into a Recapitalization Agreement with CVC (See Note 7 and Note 8).  As a result of this transaction CVC (currently the sole holder of the Series B Preferred Stock) has become the majority stockholder in the Company.  Commencing August 1, 2010, a $5,000 monthly debt monitoring fee has been paid to CVC. A $60,000 fee was paid to CVC in consideration of CVC entering into an amendment to the Loan Agreement during the quarter ended September 30, 2010. The Company paid to CVC a commitment fee in the amount of $50,000 during the third quarter of 2011.

Colin Dyne, brother of both Mark Dyne, the Chairman of the Board of Directors of the Company and Larry Dyne, the President of the Company, is also a director, officer and significant stockholder of People’s Liberation, Inc., the parent company of William Rast Sourcing.  During the three and nine months ended September 30, 2011, the Company had sales of $3,527 and $142,530, respectively, to William Rast Sourcing. During the three and nine months ended September 30, 2010 the Company had sales of $8,770 and $77,081, respectively, to William Rast Sourcing. Accounts receivable of $5,931 and $26,711 were outstanding from William Rast Sourcing at September 30, 2011 and December 31, 2010, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In November 2009, the Company entered into an agreement with Colin Dyne to pay a commission equal to 7% of the collected revenues associated with the sales of products to a specific retail brand, with 2% of the 7% earned applied to a note receivable balance. For the three months ended September 30, 2011 and 2010 commissions of $7,454 and $30,526 were earned, respectively. For the nine months ended September 30, 2011 and 2010 commissions of $32,119 and $123,310 were earned, respectively.  A Note Receivable from Related Party, net at December 31, 2009 represented the unsecured note and accrued interest receivable due from Colin Dyne, and included a valuation reserve for the full amount due. The note bore interest at 7.5% and was due on demand.  For the nine months ended September 30, 2010 commissions of $27,057 were applied to the note receivable balance. On June 29, 2010, the Company sold the Note Receivable with all of the Company’s rights, title and interest therein to an unrelated third party for cash proceeds of $275,000. The amount received was recorded as a recovery of bad debts.

Notes payable to related parties includes demand notes and advances to parties related to or affiliated with Mark Dyne, the Chairman of the Board of Directors of the Company and a significant stockholder.  The balance of demand notes payable and interest expense due to Mark Dyne and affiliated parties at September 30, 2011 and December 31, 2010 was $197,260 and $236,448, respectively.  On August 2, 2011 the Promissory Note dated as of June 30, 1991 in favor of Harold Dyne was paid in full, including accrued interest, for $44,340.

In March 2010, a consulting agreement with Diversified Consulting, LLC, a company owned by Mark Dyne expired.  Accrued consulting fees and related interest amounted to $0 and $164,761, as of September 30, 2011 and December 31, 2010, respectively, in consideration of the final payments under the agreement.  Interest related to the amount owed amounted to $677 and $6,464 for the three and nine months ended September 30, 2011, respectively. Related interest amounted to $4,680 and $12,440 for the three and nine months ended September 30, 2010, respectively. On August 4, 2011 the balance of $83,725 was paid in full to Diversified Consulting, LLC.

Notes payable to related parties includes a note and associated interest due to Lonnie D. Schnell, the Chief Executive Officer and Chief Financial Officer of the Company. The note, issued on August 6, 2009 in partial satisfaction of 2008 annual incentive payments to which Mr. Schnell was entitled, bears 6% interest annually and the maturity date is the earlier of December 31, 2011 or ten days following Mr. Schnell’s employment termination date. The balance of the note payable and accrued interest expense due to Mr. Schnell at September 30, 2011 and December 31, 2010 was $40,548 and $38,768, respectively.

Note 14.    Subsequent Events

The Company evaluated subsequent events after the balance sheet date of September 30, 2011 through the date these unaudited financial statements were issued.

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

Our primary business focus is on serving as an outsourced apparel zipper and trims supplier, product design & development, sampling and sourcing department for the most demanding brands and retailers.  We believe that design differentiation among brands and retailers is a critical marketing tool for our customers.  By assisting our customers in the design, development, sampling and sourcing of all trim components, we generally achieve higher margins for our products, create long-term relationships with our customers, grow our sales to a particular customer by supplying a larger proportion of their brands and better differentiate our sales and services from those of our competitors.  We are expanding our business globally, to better serve our apparel customers in the field, in addition to our brand and retail customer.  We believe we can lead the industry in apparel accessories by having strong relationships with our brand and retail customers and having a distributed service organization to serve our factory customers globally.

Our Tekfit business provides manufacturers with the patented technology, manufacturing know-how, equipment and materials required to produce an expandable waistband.  Our efforts to promote this product to customers have been limited by a licensing dispute.  As described more fully in this report under Part II, Item 1. “Legal Proceedings”, we are in litigation with Pro-Fit Holdings Limited related to our exclusively licensed rights to sell or sublicense stretch waistbands manufactured under Pro-Fit’s patented technology.  For the three and nine months ended September 30, 2011 and 2010 we had limited (less than $10,000) revenue from the sale of products incorporating the stretch waistband technology principally as a consequence of the litigation.

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

Results of Operations

The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.9	70.7	68.8	70.8
Gross profit	30.1	29.3	31.2	29.2
Sales and marketing expenses	12.1	9.1	9.9	7.0
General and administrative expenses	19.6	21.3	19.6	17.8
Interest expense, net	0.3	1.7	0.2	5.3
Loss on extinguishment of debt	-	6.2	-	1.8
Income taxes	(0.6)	4.4	1.1	1.7
Net income (loss)	(1.3)%	(13.4)%	0.4%	(4.4)%

Sales

For the three and nine months ended September 30, 2011 and 2010, sales by geographic region based on the location of the customer as a percentage of sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2011	2010	2011	2010
United States	7.7%	8.2%	8.0%	8.5%
Hong Kong	39.2	32.2	35.6	33.7
China	24.1	30.3	23.6	27.4
Bangladesh	2.6	6.0	5.1	6.0
Other	26.4	23.3	27.7	24.4
	100.0%	100.0%	100.0%	100.0%

Sales for the three months ended September 30, 2011 were $9,405,000, a slight increase from the same period in 2010.  The sales results for the third quarter of 2011 reflected significant demand reductions from price sensitive mass merchandise customers principally as a consequence of increased competition from newly approved low-cost China and Bangladesh suppliers. Slightly lower demand was also evident from numerous specialty retailers as lower unit purchases were made by these retailers to offset higher component costs.  Substantially offsetting the lower demand from these customers were sales to multiple new brands where nomination and program approvals have been obtained within the last year.  The new brand and program nominations represent initial opportunities from selected specialty retailers where we have focused our sales and marketing efforts on building long-term relationships.

Sales for the nine months ended September 30, 2011 were $31,385,000, a decline of $1,101,000 or 3.4% from the same period in 2010.  The net decline reflected a sharp decline in the sales to price sensitive mass merchandise customers who shifted their purchase to low-cost factories in Asia; the general economic weakness and increased commodity costs in the U.S. apparel market resulting in lower unit demand for our products during the first half of 2011, partially offset by increased sales to new customers and new programs within key customer accounts.

Gross Profit

Gross profit for the three months ended September 30, 2011 was $2,828,000 as compared to $2,714,000 for the same period in 2010. The increase in gross profit for the three months ended September 30, 2011 as compared to the same period in 2010 was principally attributable to improved overall sales volumes and product mix, and lower freight and duty costs, partly offset by higher manufacturing support and inventory obsolescence costs.

Gross profit for the nine months ended September 30, 2011 was $9,782,000 as compared to $9,490,000 for the same period in 2010. The improvement in gross profit for the nine months ended September 30, 2011 as compared to the same period in 2010 was principally attributable to improved product mix, and lower freight and duties costs, partly offset by lower overall sales volumes.

A recap of the change in gross margin for the three and nine months ended September 30, 2011 as compared with the same period in 2010 is as follows:

	Three Months Ended September 30, 2011 compared to same period in 2010		Nine Months Ended September 30, 2011 compared to same period in 2010
	$(1)	%(1)	$(1)	%(1)
Gross profit increased as a result of:
Higher (lower) volumes	50,000	1.8	(417,000)	(4.5)
Mix of products	120,000	4.4	580,000	6.1
Reduced freight and duty costs	73,000	2.7	142,000	1.5
Increased manufacturing support and inventory obsolescence costs	(129,000)	(4.7)	(13,000)	(0.1)
Gross profit increase	114,000	4.2	292,000	3.0

(1)	Represents the amount or percentage, as applicable, change in each item in the three and nine months ended September 30, 2011 period, as compared to the same period in 2010.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2011 were $1,138,000, or 12.1% of sales, as compared to $841,000, or 9.1% of sales, for the same period in 2010. Sales and marketing expenses for the nine months ended September 30, 2011 were $3,102,000, or 9.9% of sales, as compared to $2,285,000, or 7.0% of sales, for the same period in 2010.  Sales expenses increased due to a strategic expansion of our sales force in the US during the last twelve months and in Asia during first quarter of 2011, in an effort to significantly expand our presence in select product categories within the U.S. and geographically within Europe and Asia.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2011 were $1,848,000, or 19.6% of sales, as compared with $1,972,000, or 21.3% of sales, for the same period in 2010.  The reduction of $124,000 during the three months ended September 30, 2011 compared to 2010 resulted mainly from lower professional fees and facilities expenses of $294,000, and lower depreciation expense of $39,000, partially offset by increased compensation expenses of $170,000. General and administrative expenses for the nine months ended September 30, 2011 were $6,127,000, or 19.6% of sales, as compared with $5,781,000, or 17.8% of sales, for the same period in 2010.  The increase of $346,000 mainly reflected increased charges for non-cash compensation expenses of $464,000, the beneficial effect of the sale of the Note Receivable from Related party of $275,000 in 2010, and increased compensation of $256,000, partly offset by lower professional fees and facilities expenses of $579,000 and lower depreciation expenses of $132,000.

Interest expense and interest income

Interest expense for the three months ended September 30, 2011 of $27,000 decreased by $136,000 as compared to the same period in 2010. Interest expense for the nine months ended September 30, 2011 of $71,000 decreased by $1,712,000 as compared to the same period in 2010. The decrease resulted from the elimination of amounts owed under our former revolver and term notes with CVC that were converted into preferred stock as of July 30, 2010. (See Note 7 and Note 8 in the accompanying Notes to Consolidated Financial Statements).

Interest income for the three and nine months ended September 30, 2011 decreased by $1,000 and $26,000, respectively, as compared to the same periods in 2010. The decreases were due primarily to the recognition of and collection of interest income on the Related Party note receivable in 2010 which we sold to a third party on June 29, 2010.

A brief summary of interest expense and interest income is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amortization of deferred financing costs and debt discounts	$8,000	$5,000	$23,000	$854,000
Other interest expense	19,000	158,000	48,000	929,000
Interest expense	27,000	163,000	71,000	1,783,000
Interest income	(1,000)	(2,000)	(4,000)	(30,000)
Interest expense, net	$26,000	$161,000	$67,000	$1,753,000

Loss on extinguishment of debt

Loss on extinguishment of debt in the amount of $571,000 was recorded during three and nine months ended September 30, 2010 as a result of the transactions pursuant to the Recapitalization Agreement between us and our lender on July 30, 2010. See Note 8 in the accompanying Notes to Consolidated Financial Statements.

Income taxes

Provision for (recovery from) income taxes for the three and nine months ended September 30, 2011 was $(57,000) and $357,000, respectively.  Provision for income taxes for the three and nine months ended September 30, 2010 was $412,000 and $543,000, respectively.  During the three and nine months ended September 30, 2011 we recorded a deferred income tax liability in the amount of  $36,000 and $109,000, respectively compared to $568,000 for the three and nine months ended September 30, 2010, due to a tax basis difference related to our indefinite lived intangible asset, following our determination during the third quarter of 2010 that we would no longer be able to support the use of the deferred tax asset related to net operating losses to offset the liability (See Note 10 in the accompanying Notes to Consolidated Financial Statements). The provision for income taxes other than this deferred income tax liability is mainly associated with our foreign operations. There is not sufficient evidence to ensure that it is more likely than not that we will be able to utilize our domestic operating loss carry forwards (as well as a portion of our foreign net operating loss carry forwards) to offset future taxable income, and consequently the tax benefit of these losses is offset by a full valuation reserve.

Liquidity and Capital Resources

The following table summarizes selected financial data at:

	September 30,	December 31,
	2011	2010

Cash and cash equivalents	$4,448,000	$2,795,000
Total assets	$15,375,000	$13,828,000
Current liabilities	$7,991,000	$7,442,000
Long term liabilities	$1,422,000	$1,367,000
Preferred stock	$19,897,000	$17,820,000
Stockholders’ equity (deficit)	$(13,934,000)	$(12,801,000)
Total equity and preferred stock	$5,963,000	$5,019,000

We believe that our existing cash and cash equivalents and our anticipated cash flows from our operating activities will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months.

Cash and cash equivalents

Cash and cash equivalents increased by $1,653,000 at September 30, 2011 as compared to December 31, 2010, principally due to cash provided by operating activities of $1,735,000, proceeds from the sale of equipment of $55,000, and proceeds from the exercise of stock options of $12,000, partially offset by the acquisition of property and equipment of $129,000 and payment of notes payable to related parties of $44,000.

Cash provided by operating activities is our primary recurring source of funds, and reflects the net income from operations excluding non-cash charges, and changes in operating capital. The nine months ended September 30, 2011 and 2010 reflected net cash provided by operating activities of $1,735,000 and $116,000, respectively.

The net cash provided by operating activities during the nine months ended September 30, 2011 and 2010 resulted principally from:

	Nine Months Ended September 30,
	2011	2010
Net income before non-cash expenses	$1,569,000	$1,246,000
Reduced inventory	127,000	255,000
Reduced (increased) accounts receivable	(418,000)	499,000
Increased (reduced) accounts payable and accrued expenses	538,000	(1,669,000)
Other reductions in operating capital	(81,000)	(215,000)
Cash provided by operating activities	$1,735,000	$116,000

Net cash (used in) investing activities for the nine months ended September 30, 2011 and 2010 was  $(74,000) and $(44,000), respectively, due to acquisition of property and equipment in the nine months ended September 30, 2011 and 2010 of $129,000 and $47,000, respectively, offset by proceeds from sale of equipment in the amount of $55,000 and $3,000 during nine months ended September 30, 2011 and 2010, respectively.

Net cash used in financing activities for the nine months ended September 30, 2011 and 2010 was  $37,000 and $304,000, respectively, reflecting payment of a note payable to related parties in the amount of  $44,000 during the nine months ended September 30, 2011, preferred stock issuance costs and payment of loan modification fees in the amount of $251,000 during the nine months ended September 30, 2010 and repayment of borrowings under capital leases during the nine months ended September 30, 2011 and 2010 of  $5,000 and $53,000, respectively, offset by proceeds from the exercise of stock options in the amount of  $12,000 in 2011.

On June 27, 2007, we entered into a Revolving Credit and Term Loan Agreement with Bluefin Capital, LLC that provided for a $5,000,000 revolving credit facility and a $9,500,000 term loan, each with a three year term maturing June 30, 2010. Bluefin Capital subsequently assigned its rights and obligations under the Loan Agreement to an affiliate, CVC California, LLC.

On June 30, 2010 the Loan Agreement was amended to extend the existing maturity date for an additional thirty days to July 30, 2010. The Loan Agreement (as amended) was scheduled to mature July 30, 2010 and all of the principal and interest arising under the Loan Agreement in the approximate amount of $16,707,000 was due. We did not have sufficient resources to pay this obligation on the maturity date, and entered into the Recapitalization Agreement in settlement of this debt.

On July 30, 2010, we entered into a Recapitalization Agreement in which we issued to CVC shares of Series B Preferred Stock in payment of all of the outstanding obligations owed by us under the Loan Agreement.  At that date, we had outstanding borrowings and accrued interest of $11,548,000 under the term notes and $5,159,000 under the revolving credit note, all of which was exchanged for the Series B Preferred Stock. See Note 8 in the accompanying Notes to Consolidated Financial Statements.

In connection with the Recapitalization Agreement, we amended the Loan Agreement to extend the maturity date of the Loan Agreement from July 30, 2010 until July 31, 2012, reduce the maximum borrowings available under the Revolver to $3,000,000, amend the borrowing base to modify the advance rate applicable to eligible accounts receivable to 75% and modify the advance rate applicable to eligible inventory to 40%, eliminate loan maintenance fees, and modify the permissible amount of capital expenditures we can make in any fiscal year.  The current financial covenants continue to exist through the maturity date.  We paid CVC a non-refundable fee in the amount of $60,000 in consideration of CVC entering into the amendment and paid a $50,000 commitment fee during the third quarter of 2011 to ensure the availability of the revolver through July 31, 2012.  Upon execution of the amendment, CVC waived all prior events of default under the Loan Agreement.

Borrowings under the Loan Agreement are secured by all of our assets. At September 30, 2011 and December 31, 2010, we had no borrowings under the revolving credit facility portion of the Loan Agreement and no term loans under the Loan Agreement and we were in compliance with all loan covenants.

We have financed equipment purchases through various notes payable and capital lease obligations. Our equipment obligations as of September 30, 2011 are $19,000 and bear interest at rates of 8.0% and 15.4% per annum. Under these obligations, we are required to make monthly payments of principal and interest through June 2014.

The outstanding balance (including accrued interest) of our notes payable to related parties at September 30, 2011 and December 31, 2010 was $238,000 and $275,000, respectively.  Included in this balance are demand notes which bear interest at 10% (balance as of September 30, 2011 and December 31, 2010 of $197,000 and $236,000, respectively), have no scheduled monthly payments and are due within fifteen days following demand. The remainder of the notes payable to related parties includes our note payable to an officer for $41,000 and $39,000 at September 30, 2011 and December 31, 2010, respectively. The note bears 6% interest annually and the maturity date is the earlier of December 31, 2011 or ten days following employment termination date.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at September 30, 2011:

	Payments Due by Period ($)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable to related parties(1)	$238,000	$238,000	$-	$-	$-
Capital lease obligations	23,000	9,000	14,000	-	-
Operating leases	675,000	484,000	191,000	-	-
Other notes payable	66,000	66,000	-	-	-
Total Obligations	$1,002,000	$797,000	$205,000	$-	$-

(1)	The majority of notes payable to related parties is due upon or near demand for payment and includes accrued interest payable through September 30, 2011.

At September 30, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we do not have any of the risks associated with financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

•	The net bad debt expenses, recoveries and allowances for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Bad debt expenses for accounts receivable	$10,000	$21,000	$9,000	$(42,000)
Bad debt recovery, related party note receivable	$-	$-	$-	$(275,000)
Bad debt recovery, other accounts receivable	$-	$-	$-	$(11,000)
Allowance for doubtful accounts, Accounts receivable	$34,000	$172,000	$34,000	$172,000

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) — Testing Goodwill for Impairment”. This amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We don’t expect to have an impact on our financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

On April 16, 2004, we filed suit against Pro-Fit Holdings, Limited in the U.S. District Court for the Central District of California – Tag-It Pacific, Inc. v. Pro-Fit Holdings, Limited, CV 04-2694 LGB (RCx) -- asserting various contractual and tort claims relating to our exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages.  It is our position that the agreement with Pro-Fit gives us exclusive rights in certain geographic areas to Pro-Fit’s stretch and rigid waistband technology.  We also filed a second civil action against Pro-Fit and related companies in the California Superior Court which was removed to the United States District Court, Central District of California.  In the second quarter of 2008, Pro-Fit and certain related companies were placed into administration in the United Kingdom and filed petitions under Chapter 15 of Title 11 of the United States Code. As a consequence of the Chapter 15 filings, all litigation by us against Pro-Fit has been stayed.  A Settlement Agreement and Release, which provides for a dismissal of the actions and a mutual release of all related claims was signed on September 30, 2011 by all parties.  The settlement agreement will become effective upon approval by the U.S. District Court.  We have incurred significant legal fees in this litigation, and may continue to incur additional legal fees in order to assert our rights and claims against Pro-Fit and any successor to those assets of Pro-Fit that are subject to our exclusive license and intellectual property agreement with Pro-Fit and to defend against any counterclaims.

We currently have pending various other claims and complaints that arise in the ordinary course of our business.  We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on our consolidated financial condition if adversely determined against us.

Item 1A.    Risk Factors

Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. No material change to such risk factors has occurred during the three months ended September 30, 2011.

Item 6.    Exhibits

Exhibit No.	Description
3.1	Bylaws of Talon International, Inc. Incorporated by reference to Exhibit 3.2 to Form SB-2 filed on October 21, 1997.
3.2	Certificate of Amendment to the Bylaws of Talon International, Inc., dated as of August 2, 2011. Incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 4, 2011.
31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purpose of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2011	/s/ Lonnie D. Schnell
Lonnie D. Schnell
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ James E. Reeder
James E. Reeder
Vice President, Corporate Controller
(Principal Accounting Officer)