Form 10-K
period 2011-12-31
TALON INTERNATIONAL, INC.
filed 2012-03-26
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer [_]         Accelerated filer [_]         Non-accelerated filer [_]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_]    No [X]

At June 30, 2011, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $2,286,331.

At March 23, 2012 the issuer had 21,900,808 shares of Common Stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TALON INTERNATIONAL, INC.

Forward Looking Statements

This report and other documents we file with the SEC contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in “Item 1A. Risk Factors.” We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. Reference is made in particular to forward looking statements regarding projections or estimates concerning our business, including demand for our products and services, mix of revenue streams, ability to control or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, international businesses, competitive position, adequate liquidity to fund our operations and meet our other cash requirements, and the global economic environment in general and consumer demand for apparel.  Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I

ITEM 1.     BUSINESS

General

Talon International, Inc. specializes in the manufacturing and distribution of a full range of apparel accessories including zippers and trim items to manufacturers of fashion apparel, specialty retailers and mass merchandisers.  We manufacture and distribute zippers under our Talon® brand name to manufacturers for apparel brands and retailers such as Abercrombie & Fitch, JC Penney, Wal-Mart, Kohl’s, Juicy Couture and Phillips-Van Heusen, among others. We also provide full service outsourced trim design, sourcing and management services and supply specified trim items for manufacturers of fashion apparel such as Victoria’s Secret, Tom Tailor, Abercrombie & Fitch, American Eagle, Polo Ralph Lauren, New York and Company, Express,  and others.  Under our Tekfit® brand, we develop and sell a stretch waistband that utilizes a patented technology.

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

Business Summary

We operate our business within three product groups, Talon, Trim and Tekfit.  In our Talon group, we design, engineer, test and distribute zippers under our Talon trademark and trade names to apparel brands and manufacturers.  Talon enjoys brand recognition in the apparel industry worldwide.  Talon is a 100-year-old brand, which is known for its quality and product innovation and was the original pioneer of the formed wire metal zipper for the jeans industry, and is a specified zipper brand for manufacturers in the designer, sportswear and outerwear markets worldwide.  We provide a line of high quality zippers, including a specialty zipper for kids clothing, for distribution to apparel manufacturers worldwide, including principally Hong Kong, China, Taiwan, India, Indonesia, Bangladesh, the EU, Mexico and Central America. We have sales and marketing teams in most of these areas. We have developed joint manufacturing arrangements in various geographical international local markets to manufacture, finish and distribute zippers under the Talon brand name. Our manufacturing partners operate to our specifications and under our quality requirements, raw material controls and our direct manufacturing and quality assurance supervision, producing finished zippers for our customers in their local markets.  Our operating structure allows us to significantly improve the speed at which we serve the market and to effectively expand the geographic footprint of our Talon products.

In our Trim products group, we act as a fully integrated single-source supplier, designer and sourcing agent for a full range of trim items for manufacturers of fashion apparel.  Our business focuses on servicing all of the trim requirements of our customers at the manufacturing and retail brand level of the fashion apparel industry. Trim items include labels, buttons, rivets, printed marketing material, polybasic, packing cartons and hangers.  Trim items comprise a relatively small part of the cost of most apparel products but comprise the vast majority of components necessary to fabricate and finish a typical apparel product.  We offer customers a one-stop outsource service for all zipper and trim related matters.  Our teams work with industry merchants and designers and function as an extension of their staff.

Our Talon and Trim products teams collaborate with customers on their design vision and present examples of their vision in graphic form for all apparel accessory components.  We design the buttons, snaps, hang tags, labels, zippers, zipper pullers and other items to meet the customers’ needs.  Once our customer selects the designs they prefer, our sourcing and production teams coordinate with our manufacturing partners worldwide to ensure the best manufacturing solution for the items being produced.  The proper manufacturing solution is a critical part of the expertise and service we provide to customers.  Selecting the best facility to ensure timely production, the proper finishes,  or other material needs or manufacturing techniques to be used is critical.  We offer customers a depth and breadth of knowledge in the manufacturing of these products that our customers cannot otherwise achieve.  We are consistently innovating new items, manufacturing techniques and finishes; introducing many new, fresh and unique ideas to our customers.  Once our customers make a final decision on the accessories that will be used on their garments, we are typically identified as the sole or preferred source supplier for the project, and our customer’s factories are then directed to purchase the products directly from us.  Throughout the garment manufacturing process, we consistently monitor the timing and accuracy of the production items until finally delivered to our customer’s apparel factories.

Under our Tekfit brand we supply apparel manufacturers advanced, patented fabric technologies to produce a unique stretchable waistband for their garments.  This technology allows the fabric to be altered through the addition of stretch characteristics resulting in greatly improved fit and comfort.  Pant manufacturers use this technology to build-in a stretch factor into standard waistbands that does not alter the appearance of the garment, but will allow the waist to stretch out and back by as much as two waist sizes.

We serve as a specified supplier in our zipper, trim and waistband products for a variety of major retail brand and private-label oriented companies.  A specified supplier is a supplier that has been approved for its quality and service by a major retail brand or private-label company.  Apparel contractors manufacturing for the retail brand or private-label company must purchase their zipper and trim components from a supplier that has been specified.  We seek to expand our services as a supplier of select items for such customers, to being a preferred or single-source provider of the entire customer’s authorized trim and zipper requirements.  Our ability to offer a full range of trim and zipper products is attractive to brand name and private-label oriented customers because it enables the customer to address their quality and supply needs for all of their trim requirements from a single source, avoiding the time and expense necessary to monitor quality and supply from multiple vendors and manufacturer sources. Becoming a specified supplier to brand customers gives us an advantage to become the preferred or sole vendor of trim and zipper items for all apparel manufacturers contracted for production for that brand name.

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

Products

Talon Zippers - We offer a full line of metal, coil and plastic zippers bearing the Talon brand name or logo. Talon zippers are used primarily by manufacturers in the apparel industry and are distributed through our distribution facilities in the United States, Europe, Hong Kong, China, Taiwan, India, Indonesia and Bangladesh and through these designated offices to other international markets.

We expand our distribution of Talon zippers through the establishment of a combination of Talon owned sales, distribution and manufacturing locations, and strategic distribution relationships.  These distribution and manufacturing relationships, in combination with Talon owned and affiliated facilities under the Talon brand, improve our time-to-market by allowing us to source, finish and distribute to apparel manufacturers within their local markets.  The branded apparel zipper market is dominated by one company and we have positioned Talon to be a viable global alternative to this competitor and capture an increased market share position.  We leverage the brand awareness of the Talon name by branding other products in our line with the Talon name.

Trim - We consider our high level of customer service as a fully integrated single-source supplier essential to our success.  We combine our high level of customer service within our Trim solutions with a history of design and manufacturing expertise to offer our customers a complete trim solution product.  We believe this full-service product gives us a competitive edge over companies that only offer selected trim components because our full service solutions save our customers substantial time in ordering, designing, sampling and managing trim orders from several different suppliers.  Our tracking and order management systems allow us to seamlessly supply trim solutions and products to apparel brands, retailers and manufacturers around the world. We produce customized woven, leather, synthetic, embroidered and novelty labels and tapes, which can be printed on or woven into a wide range of fabrics and other materials using various types of high-speed equipment.

Tekfit - We market and supply a proprietary stretch waistband using our patented technology.  We provide apparel manufacturers with proprietary equipment, custom materials and an advanced, patented fabric technology that allow for the manufacture of  stretch characteristics into their standard waistbands resulting in greatly improved fit and comfort.  This technology is used to build-in a stretch factor into standard waistbands that does not alter the appearance of the garment, but will allow the waist to stretch out and back by as much as two waist sizes. Our supply of this product to customers has been limited since 2006 by a licensing dispute.  As described more fully in Item 3 “Legal Proceedings”, in March 2012 we ended the licensing dispute, and acquired all U.S. existing licenses and patents for this product technology, and ended all matters of litigation with Pro Fit. This settlement provides us the opportunity to actively expand our marketing and selling of this unique product and brand.  The revenues we derived from the sales of products incorporating the stretch waistband technology were substantially limited for the years 2011, 2010 and 2009 as a consequence of this former litigation.

 The percentages of total revenue contributed by each of our three primary product groups for the last three fiscal years are as follows:

	Year Ended December 31,
	2011	2010	2009
Product Group Net Sales:
Talon zipper	54.3%	59.1%	55.1%
Trim	45.7%	40.8%	44.7%
Tekfit	0.0%	0.1%	0.2%

Design and Development

Our in-house creative teams produce products with innovative technology and designs that we believe distinguish our products from those of our competitors.  We support our skills and expertise in material procurement and product-manufacturing coordination with product technology and designs intended to meet fashion demands, as well as functional and cost parameters.  An example of this is the Talon KidZip® which is a specialty zipper for children’s apparel engineered to surpass industry established strength and safety tests, while maintaining the fashion image and requirements of today’s apparel demands.

Many specialty design companies with which we compete have limited engineering, sourcing or manufacturing experience, and consequently they create products or designs that often cannot be implemented due to limitations in the manufacturing process, the high expense of required materials, or a lack of functionality in the resulting product.  We design products to function within the limitations imposed by the applicable materials and manufacturing framework, while meeting our customers specialty needs.  Using our manufacturing experience, we ensure delivery of quality products and minimize the time-consuming delays that often arise in coordinating the efforts of independent design houses and manufacturing facilities.  By supporting our material procurement and product manufacturing services with design services, we reduce development and production costs and deliver products to our customers sooner than many of our competitors.  Our development costs are low, most of which are borne by our customers.  Our design teams are based in our U.S. and Asian facilities.

Customers

We have more than 880 active customers.  Our customers include the designated suppliers of well-known apparel retailers and brands, such as VF Corporation, Victoria’s Secret, Tom Tailor, Fat Face, Abercrombie and Fitch, American Eagle, Polo Ralph Lauren, Phillips-Van Heusen, Super Dry, Juicy Couture, Eddie Bauer, Babies-R-Us, and Guess among others.  Our customers also include contractors for specialty retailers such as Express and mass merchant retailers such as Wal-Mart, Kohl’s, J.C. Penney, K mart, Sears, and Costco.

For the years ended December 31, 2011, 2010 and 2009, our three largest customers represented approximately 8%, 9% and 9%, respectively, of consolidated net sales.

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

Intellectual Property Rights and Licenses

We have trademarks as well as patent rights, copyrights, software copyrights and trade names for which we rely on common law protection, including the Talon trademark.  Several of our other trademarks are the subject of applications for federal trademark protection through registration with the United States Patent and Trademark Office, including “Talon”, “Tag-It”, “Kidzip” and “Tekfit”.

Seasonality

We typically experience seasonal fluctuations in sales volume consistent with the purchase demands of the apparel industry.  In most years, these seasonal fluctuations result in lower sales volumes for our business in the first and fourth quarters of each year due to the seasonal buying patterns by the majority of our customers.  The apparel retailers typically experience higher sales volumes during the second quarter associated with back-to-school sales and in the fourth quarter in association with year-end holiday purchases. Sales of our products can typically precede the retail sales patterns by 90 to 150 days.  Backlogs of sales orders are not considered material in the industries in which we compete, which reduces the predictability and reinforces the volatility of these cyclical buying patterns on our sales volume.

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

Competition

We operate in highly competitive and fragmented segments of the apparel industry that include numerous local and regional companies that provide some or all of the products we offer.  We also compete with United States and international design companies, distributors and manufacturers of tags, trim, packaging products and zippers. Some of our competitors are significantly larger in size and resources than us and have greater name recognition, longer operating histories and more financial and other resources.

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

A summary of our domestic and international net sales and long-lived assets is set forth in Item 8 of Part II of this Annual Report on Form 10-K, Note 10 in the accompanying Notes to Consolidated Financial Statements.

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

Employees

As of December 31, 2011, we had approximately 171 full-time employees including 25 in the United States and 146 employees in Asia.  Our labor forces are non-union.  We believe that we have satisfactory employee and labor relations.

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

Our results of operations depend to a significant extent upon the commercial success of our larger customers.  If these customers fail to purchase our products at anticipated levels, or our relationship with these customers or the retailers they serve diminishes, it may have an adverse effect on our results because: we may lose a primary source of revenue if these customers choose not to purchase our products or services; we may lose the nomination of the retailer or brand; we may not be able to recoup development and inventory costs associated with this customer; and we may not be able to collect our receivables from them.

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

If customers default on inventory purchase commitments with us, we may be left holding non-salable inventory.

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

On occasion, we have discovered that certain Asian factories had counterfeited Talon zippers. We undertake efforts to eliminate and prosecute all offenders. Counterfeiting of known quality brand products is commonplace within Asia and in particular where retailers limit their sources to recognized brands such as Talon.  The full extent of counterfeiting of Talon products, its effect on our business operations and the costs to investigate and eliminate this activity are ongoing and are generally undeterminable.  However, based upon evidence available, we believe the impact is not significant to our current overall operations.  We continue to work closely with major retailers to identify these activities within the marketplace and will aggressively combat these efforts worldwide to protect the Talon brand.

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

The outcome of any dispute or litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial position and results of operations.

From time to time we are defendants in various disputes or litigation matters. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the matters to which we have been named a party and we intend to contest each vigorously, no assurances can be given that the results of these matters will be favorable to us. We maintain product liability, errors and omissions, and director and officer insurance that we regard as reasonably adequate to protect us from potential claims; however, we cannot assure adequacy to cover any losses, or that we will be able to maintain our current levels of insurance at a reasonable cost or at all.

Unauthorized use of our proprietary technology may increase our litigation costs and adversely affect our sales.

We rely on trademark, patent, trade secret and copyright laws to protect our designs and other proprietary property worldwide.  We cannot be certain that these laws will be sufficient to protect our property.  In particular, the laws of some countries in which our products are distributed or may be distributed in the future may not protect our products and intellectual rights to the same extent as the laws of the United States.  If litigation is necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources.  This could have a material adverse effect on our operating results and financial condition.  Ultimately, we may be unable, for financial or other reasons, to enforce our rights under intellectual property laws, which could result in lost sales.

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

With our entry into the Recapitalization Agreement, we issued to CVC California LLC (“CVC”) Series B Preferred Stock which upon conversion, when combined with the 1,750,000 shares of common stock already owned by CVC, represents 68.8% of our company’s current outstanding voting securities as of December 31, 2011.  As a result, CVC has the voting power to determine the outcome of any matter submitted to a vote of the holders of our common stock, including the election of a majority of the members of our Board of Directors and any change in control transaction. This concentration of ownership of our voting securities could have the effect of causing, delaying or preventing a change of control of our company or discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

 None.

ITEM 2.     PROPERTIES

Our headquarters are located in the greater Los Angeles area, in Woodland Hills, California. We lease approximately 11,477 square feet of office, warehouse and product development spaces in US and 36,038 square feet of office, warehouse, product development and showroom spaces in Asia. The lease agreements related to these properties expire at various dates through October 2014.  We believe our existing facilities are adequate to meet our needs for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

On April 16, 2004, we originally filed suit against Pro-Fit Holdings, Limited in the U.S. District Court for the Central District of California – Tag-It Pacific, Inc. v. Pro-Fit Holdings, Limited, CV 04-2694 LGB (RCx) -- asserting various contractual and tort claims relating to our exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages.  Other related actions were subsequently filed by the parties.  In 2008 Pro-Fit and certain related companies were placed into administration in the United Kingdom and filed petitions under Chapter 15 of Title 11 of the United States Code.  Consequently, all litigation against Pro-Fit was stayed.  In September 2011, we signed a Settlement Agreement and Release with Pro-Fit and the other parties involved in the litigation and administration proceedings.  The Settlement Agreement provided for the unconditional release of Talon and related entities from all claims involved in the matter, a stipulation requesting that the US District Court dismiss the action, and our acquisition of all of the U.S. patents, licenses, rights and technology associated with our former exclusive license.  The Settlement Agreement provides for no damages paid by any party and for dismissal of all actions with prejudice, and was formally completed by the parties in March 2012.

We currently have pending various other claims and complaints that arise in the ordinary course of our business.  We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on our consolidated financial condition if adversely determined against us.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently listed on the OTCQB under the trading symbol “TALN”. Prior to February 22, 2011, our common stock had been quoted on the OTC Bulletin Board under the symbol “TALN” since December 28, 2007.  The following table sets forth the high and low sales prices for the Common Stock as reported by the OTC Bulletin Board or the OTCQB during the periods indicated. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Year ended December 31, 2011
1st Quarter.	$0.20	$0.09
2nd Quarter	0.20	0.07
3rd Quarter	0.16	0.09
4th Quarter	0.13	0.04
Year ended December 31, 2010
1st Quarter.	$0.13	$0.05
2nd Quarter	0.20	0.09
3rd Quarter	0.25	0.11
4th Quarter	0.19	0.09

On March 23, 2012 the closing sales price of our common stock as reported on the OTCQB was $0.08 per share.  As of March 23, 2012, there were 22 recorded holders of our common stock and approximately 82.5% of our outstanding shares were held by brokers and dealers.

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

	(In thousands except per share data)
	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data:
Talon zippers net sales	$22,613	$24,517	$21,341	$28,429	$21,160
Trim net sales	19,048	16,936	17,274	19,537	18,689
Tekfit net sales	8	7	61	205	681
Total net sales	$41,669	$41,460	$38,676	$48,171	$40,530
Income (loss) from operations (1)	1,339	$1,471	$289	$(5,962)	$(3,171)
Net income (loss) (2)	$729	$(1,467)	$(2,693)	$(8,359)	$(4,922)
Net income (loss) per share	$0.04	$(0.07)	$(0.13)	$(0.41)	$(0.24)
Basic and diluted net loss per share applicable to Common Shareholders	$(0.10)	$(0.17)	$(0.13)	$(0.41)	$(0.24)
Weighted average shares outstanding – basic and diluted	20,568	20,291	20,291	20,291	20,156

Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,749	$2,795	$2,265	$2,400	$2,919
Total assets	$16,358	$13,828	$13,834	$15,603	$21,684
Notes payable and capital lease obligations (2)	$324	$362	$15,270	$13,316	$12,696
Series B Convertible Preferred Stock	$20,672	$17,820	$-	$-	$-
Stockholders’ equity (Deficit)	$(13,919)	$(12,801)	$(11,179)	$(8,762)	$(717)

Per Share Data:
Net book value per common share	$(0.66)	$(0.63)	$(0.55)	$(0.43)	$(0.04)
Common shares outstanding	21,001	20,291	20,291	20,291	20,291

(1)	Income (loss) from operations for each fiscal year includes the following items:

	(In thousands)
	2011	2010	2009	2008	2007
Inventory Impairment	$-	$-	$-	$(692)	$-
Losses from a former customer and impairment of related marketable securities	-	-	-	(1,040)	(1,088)
Executive severance	-	-	-	(724)	-
Related party note receivable recovery (impairment)	-	275	(200)	(474)	-
Prior years consulting fees	-	-	(201)	-	-
Impairment charges Idle Equipment and Building	-	-	-	(2,430)	(127)
Combined	$-	$275	$(401)	$(5,360)	$(1,215)

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

The following management’s discussion and analysis is intended to assist the reader in understanding our consolidated financial statements.  This management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes. Amounts presented in this report are rounded to the nearest thousand dollars, except per share amounts.

Talon International, Inc. designs, manufactures, sells and distributes apparel zippers, specialty waistbands and various apparel trim products to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We sell and market these products under various branded names including Talon® and Tekfit®.  We operate the business globally under three product groups.

We pursue the global expansion of our business through the establishment of Talon owned sales and distribution locations, and strategic manufacturing relationships.  The manufacturing arrangements, in combination with Talon owned and affiliated facilities under the Talon brand, improve our time-to-market throughout the world by sourcing, finishing and distributing to apparel manufacturers in their local markets.

Our primary business focus is on serving as an outsourced apparel zipper and trims supplier, product design and development, sampling and sourcing department for the most demanding brands and retailers.  We believe that design differentiation among brands and retailers is a critical marketing tool for our customers.  By assisting our customers in the design, development, sampling and sourcing of all trim components, we generally achieve higher margins for our products, create long-term relationships with our customers, grow our sales to a particular customer by serving a larger proportion of their brands and better differentiate our sales and services from those of our competitors.  We are expanding our business globally, to better serve our apparel customers in the field, in addition to our brand and retail customer.  We believe we can lead the industry in apparel accessories by having strong relationships with our brand and retail customers and having a distributed service organization to serve our factory customers globally.

Our Tekfit business provides manufacturers with the patented technology, manufacturing know-how, equipment and materials required to produce an expandable waistband. Our efforts to increase sales of this product have been limited by a licensing dispute.  As described more fully in this report under Item 3. “Legal Proceedings”, in March 2012 all parties involved in the dispute concluded a Settlement Agreement and Release that included an unconditional release of Talon and its related entities from all lawsuits, claims, liabilities, agreements, and contracts (among other potential claims) involved in the matter.

Recapitalization

On July 30, 2010, we entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with CVC California, LLC, pursuant to which we issued to CVC an aggregate of 407,160 shares of a newly created senior series of preferred stock, designated Series B Convertible Preferred Stock, in payment of an aggregate of $16,707,000 owed by us to CVC under our Loan Agreement with CVC.  Each share of Series B Preferred Stock is convertible into 100 shares of Common Stock.  The Series B Preferred Stock has other rights, preferences, privileges and restrictions, including a liquidation preference, redemption rights and class voting rights, which are summarized in Note 5 in the accompanying Notes to Consolidated Financial Statements.

In connection with the Recapitalization Agreement our Board of Directors was reconfigured to consist of five members, with three members designated by the Series B Preferred Stockholders to serve as Series B Directors.

Concurrently with execution of the Recapitalization Agreement, we entered into a Stockholders Agreement with CVC, and with Lonnie D. Schnell, Chief Executive Officer, Chief Financial Officer and a member of our Board of Directors, and Larry Dyne, our President, pursuant to which:

•
CVC agreed that in connection with any director nominees to be submitted to holders of our common stock for election at a stockholders’ meeting, a committee of our Board comprised solely of directors then serving on the Board who were not elected or appointed by holders of Series B Preferred Stock, acting by majority vote, shall have the right to designate all of the Board’s nominees for director to be elected by holders of our Common Stock.

•
CVC agreed that in connection with any election of directors submitted to our stockholders for election at a stockholders’ meeting, CVC will attend the stockholders’ meeting, in person or by proxy, and vote (or cause to be voted) all of CVC’s shares of our voting stock in favor of the Board’s nominees for director.

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

•
CVC agreed not to sell or otherwise transfer its shares of our voting securities, or to vote its shares of the Company’s voting securities in favor of any Triggering Transaction, at any time on or before July 31, 2011, other than in connection with a transaction that is approved by a majority of our voting shares (where, in calculating such majority, the votes attributable to CVC’s shares of our voting securities are excluded in the numerator but included in the denominator).

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

Results of Operations

Net Sales

For the years ended December 31, 2011, 2010 and 2009, total sales by geographic region based on customer delivery locations were as follows:

	Year Ended December 31,
	2011	2010	2009
Sales:
United States	$3,519,000	$3,574,000	$3,397,000
Hong Kong	14,696,000	14,509,000	13,132,000
China	9,558,000	10,412,000	8,991,000
Bangladesh	2,093,000	2,547,000	2,009,000
Other	11,803,000	10,418,000	11,147,000
Total	$41,669,000	$41,460,000	$38,676,000

 The net sales for the three primary product groups are as follows:

	Year Ended December 31,
	2011	2010	2009
Product Group Net Revenue:
Talon zipper	$22,613,000	$24,517,000	$21,341,000
Trim	19,048,000	16,936,000	17,274,000
Tekfit	8,000	7,000	61,000
Total	$41,669,000	$41,460,000	$38,676,000

Net sales are influenced by a number of factors, including demand, pricing strategies, foreign exchange effects, new product launches and indications, competitive products, product supply and acquisitions.  See Item 1 “Business” for a discussion of our principal products.

Net sales for the year ended December 31, 2011 were $41,669,000, a slight increase over the same period in 2010.  The net increase mainly reflected sales to new customers and new programs within key customer accounts approximating $7.1 million offset by a decline of approximately $5.8 million in the sales of generic zippers to price sensitive mass merchandise and licensing customers who shifted their purchase to low-cost factories in Asia.  The general economic weakness and increased commodity costs in the U.S. apparel market also resulted in lower unit demand for our products during the first half of 2011 compared to the first half of 2010.

Net sales for the year ended December 31, 2010 were $41,460,000, an increase of $2,784,000 or 7.2%, from the same period in 2009.  The net increase reflected improved retail buying in the first half of 2010 and the replenishment of inventories in this period by major brands, in addition to the benefit of new programs and customers for our products.

Cost of goods sold and selected operating expenses

The following table summarizes cost of goods sold and selected operating expenses for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands) and the percentage change in such operating expenses as compared to the previous year:

	2011	Change	2010	Change	2009

Sales	$41,669	1%	$41,460	7%	$38,676
Cost of goods sold	28,465	(2)%	28,999	6%	27,363
% of sales	68%		70%		71%
Sales and marketing expenses	4,261	40%	3,035	12%	2,713
% of sales	10%		7%		7%
General and administrative expense	$7,604	(4)%	$7,954	(4)%	$8,311
% of sales	18%		19%		22%

Cost of goods sold

Cost of goods sold for the year ended December 31, 2011 decreased $535,000, resulting in a lowering of costs to 68% of sales versus 70% of sales for the year ended December 31, 2010.  The reduction in the cost of goods sold evidenced approximately $523,000 in lower direct costs associated with a greater mix of high margin (relatively lower cost) products in the Talon and the Trim Divisions, lower manufacturing support and inventory obsolescence costs and freight expenses of $139,000, partially offset by added costs of $127,000 associated with the overall sales volumes  increase.

Cost of goods sold for the year ended December 31, 2010 increased $1,636,000 from the prior year, for a decline to 70% of sales as compared to 71% of sales in the year ended December 31, 2009.  The increase in the cost of goods sold reflected higher overall sales volumes impact of $1,722,000 and higher manufacturing support and inventory obsolescence costs and freight expenses of $102,000, partially offset by lower direct costs of $188,000 associated with a greater mix of high margin products in the Talon and the Trim Divisions.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2011 were $4,261,000, or 10.2% of sales, as compared to $3,035,000, or 7.3% of sales, for the same period in 2010. Sales expenses increased mainly due to a strategic expansion of our internal sales force and external sales representatives network in the US, Europe and Asia during 2011, in an effort to significantly expand our presence in select product markets within the U.S. Europe and Asia.

Sales and marketing expenses for the year ended December 31, 2010 were $3,035,000, or 7.3% of sales, as compared to $2,713,000, or 6.5% of sales, for the same period in 2009. Sales expenses increased due to the expansion of our sales force in the US during the third quarter of 2010 offset by lower sales force expenses in Asia.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2011 were $7,604,000, or 18.2% of sales, as compared with $7,954,000, or 19.2% of sales, for the same period in 2010.  The reduction of $350,000 mainly reflects the expiration and settlement of 2007 and prior claims by previous suppliers to our discontinued Mexico operations totaling $381,000, lower professional fees and facilities expenses of $368,000 and lower depreciation expenses of $209,000 offset by increased charges for non-cash compensation expenses of $340,000 and the beneficial effect of the sale of a note of $275,000 recorded in 2010.

General and administrative expenses for the year ended December 31, 2010 were $7,954,000, or 19% of sales, as compared with $8,311,000, or 22% of sales, for the same period in 2009. The $357,000 reduction mainly reflects the beneficial effect of the sale of the Note Receivable from Related party of $275,000, other reductions to the allowance for doubtful accounts of $428,000, reduced professional fees of $664,000, and a net reduction of samples, travel expenses and facilities expense of $214,000. The costs reductions were substantially offset by increased employee expenses $819,000 and increased non-cash compensation and depreciation expenses of $405,000.

Interest expense and interest income

Interest expense for the year ended December 31, 2011 decreased by $1,675,000 or 93% to $128,000, as compared to interest expense of $1,803,000 in 2010.  The decrease was the result of the elimination of amounts owed under our former revolving credit line and term notes with CVC that were converted into preferred stock as of July 30, 2010.  (See Note 4 in the accompanying Notes to Consolidated Financial Statements).  Interest income for the year ended December 31, 2011 decreased by $27,000 as compared to $31,000 in 2010 primarily due to the recognition of and collection of interest income on the related party note receivable in 2010, which we sold to a third party (See Note 12 in the accompanying Notes to Consolidated Financial Statements).

Interest expense for the year ended December 31, 2010 decreased by $993,000 or 33% to $1,803,000, as compared to $2,735,000  in 2009. The decrease was the result of the elimination of amounts owed under our former revolving credit line and term notes with CVC that were converted into preferred stock as of July 30, 2010. (See Note 4 in the accompanying Notes to Consolidated Financial Statements). Interest income for the year ended December 31, 2010 increased by $23,000 as compared to $8,000 in 2009 primarily due to the recognition of and collection of interest income on the related party note receivable (See Note 12 in the accompanying Notes to Consolidated Financial Statements).

Loss on extinguishment of debt

Loss on extinguishment of debt in the amount of $571,000 was recorded during the year ended December 31, 2010 as a result of the transactions pursuant to the Recapitalization Agreement between us and our lender. See Note 5 in the accompanying Notes to Consolidated Financial Statements. There was no loss on extinguishment of debt for the 2011 and 2009 fiscal years.

Income taxes

Provision for income taxes for the year ended December 31, 2011 was $486,000, which included a U.S. charge for foreign taxes arising from  intellectual property charges to our foreign operations, a China charge for foreign taxes arising from China service fees to our  operation in Hong Kong, a tax provision for Hong Kong operations offset by  lower deferred tax assets in Hong Kong, and a U.S. tax basis difference related to our indefinite lived intangible asset. There is not sufficient evidence to determine that it is more likely than not that we will be able to utilize our net operating loss carry forwards to offset future taxable income and as a result, these deferred tax assets have a full valuation reserve applied against them.

Provision for income taxes for the year ended December 31, 2010 was approximately $596,000.  During the year ended December 31, 2010 we recorded a deferred income tax liability in the amount of approximately $609,000 due to a tax basis difference related to our indefinite lived intangible asset, following our determination during the third quarter of 2010 that we would no longer be able to support the use of the deferred tax asset related to net operating losses to offset the liability (See Note 8 in the accompanying Notes to Consolidated Financial Statements). The net tax benefit from income taxes other than this deferred income tax liability is mainly associated with our foreign operations. There is not sufficient evidence to ensure that it is more likely than not that we will be able to utilize our domestic operating loss carry forwards (as well as a portion of our foreign net operating loss carry forwards) to offset future taxable income and consequently the tax benefit of these losses are offset by a full valuation reserve provided against them.

Provision for income taxes was approximately $254,000 in 2009, which includes a charge for foreign withholding taxes arising from our domestic royalty charges to our foreign operations, domestic state income taxes, tax provision for our profitable operations in Hong Kong offset by adjustments to deferred tax assets in Hong Kong and India. There is not sufficient evidence to determine that it is more likely than not that we will be able to utilize its domestic and part of our foreign net operating loss carry forwards to offset future taxable income and as a result, these losses have a full valuation reserve against them.

Liquidity and Capital Resources

The following table summarizes selected financial data at:

	December 31,	December 31,
	2011	2010

Cash and cash equivalents	$5,749,000	$2,795,000
Total assets	$16,358,000	$13,828,000
Current liabilities	$8,464,000	$7,442,000
Long term liabilities	$1,141,000	$1,367,000
Preferred Stock	$20,672,000	$17,820,000
Stockholders’ Equity (Deficit)	$(13,919,000)	$(12,801,000)
Total Equity and Preferred Stock	$6,753,000	$5,019,000

We believe that our existing cash and cash equivalents and our anticipated cash flows from our operating activities will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months.

Cash and cash equivalents

Most of our cash is held with financial institutions.  Substantially all of the balances at December 31, 2011 and 2010 are in excess of federally insured limits, and there is no restricted cash. During 2009 and 2010 we had pledged cash of $260,924 as a compensating balance in a legal dispute with a trade supplier in China.  During 2011, the pledge was eliminated upon settlement of the dispute.

Cash and cash equivalents increased by $2,954,000 at December 31, 2011 as compared to December 31, 2010, principally due to net cash provided by operating activities partially offset by the acquisition of property and equipment and payment of notes payable to related parties.

Cash and cash equivalents increased by $531,000 at December 31, 2010 as compared to December 31, 2009, principally due to net cash provided by operating activities offset by net cash used in financing activities related to preferred stock issuance costs incurred as part of the Recapitalization Agreement and the payment of loan modification fees (pursuant to Amendment No. 6 of the Loan Agreement dated July 30, 2010).

Cash flows

The following table summarizes our cash flow activity for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$3,042,000	$940,000	$186,000
Net cash used in investing activities	(118,000)	(89,000)	(487,000)
Net cash provided by (used in) financing activities	(39,000)	(305,000)	193,000
Net effect of foreign currency translation on cash	69,000	(15,000)	(27,000)
Net increase (decrease) in cash and cash equivalents	$2,954,000	$531,000	$(135,000)

Operating Activities

The net cash provided by operating activities is our primary recurring source of funds, and reflects net income from operations excluding non cash charges and changes in operating capital. The net cash provided by operating activities during the years ended December 31, 2011, 2010 and 2009 resulted principally from:

	Year Ended December 31,
	2011	2010	2009
Net income before non-cash expenses	$2,521,000	$1,690,000	$312,000
Inventory reduction	231,000	301,000	722,000
Accounts receivable reduction (increase)	(392,000)	65,000	(71,000)
Accounts payable and accrued expenses increase (reduction)	1,002,000	(963,000)	(1,014,000)
Other increases (reductions) in operating capital	(320,000)	(153,000)	237,000
Cash provided by operating activities	$3,042,000	$940,000	$186,000

Investing Activities

Net cash used in investing activities for the year ended December 31, 2011 was  $118,000 primarily for the acquisition of property and equipment of $173,000, offset by proceeds from the sale of equipment in the amount of $55,000.

Net cash used in investing activities for the year ended December 31, 2010 was $89,000 resulting mainly from the acquisition of property and equipment of $91,000 partially offset by proceeds from the sale of equipment held for sale in the amount of approximately $2,000.

Net cash used in investing activities for the year ended December 31, 2009 was $487,000 resulting in expenditures totaling $543,000 principally associated with the development of our new ERP system that was implemented in March 2009, leasehold improvements for our new facility in China, and proceeds from sale of equipment mainly associated with equipment held for sale as of December 31, 2008.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2011 was $39,000, reflecting payment of a note payable to related parties in the amount of  $45,000 and repayment of borrowings under capital leases of  $6,000, offset by proceeds from the exercise of stock options in the amount of  $12,000.

Net cash used in financing activities for the year ended December 31, 2010 was $305,000 and reflects preferred stock issuance costs, payment of loan modification fees and repayment of borrowings under capital leases.

Net cash provided in financing activities for the year ended December 31, 2009 was $193,000 and primarily reflects additional borrowings under our revolver line of credit, offset by the repayment of borrowings under capital leases and notes payable.

On June 27, 2007, we entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with Bluefin Capital, LLC that provided for a $5.0 million revolving credit facility and a $9.5 million term loan, each with a three year term maturing June 30, 2010. Bluefin Capital subsequently assigned its rights and obligations under the Loan Agreement to an affiliate, CVC.  Borrowings under the Loan Agreement are secured by all of our assets.

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

At December 31, 2011 and 2010, there were no borrowings under the revolving credit facility portion of the Loan Agreement, no term loans under the Loan Agreement and we were in compliance with all loan covenants.

We have financed equipment purchases through various notes payable and capital lease obligations. Our equipment obligations as of December 31, 2010 are approximately $24,000 and bear interest at rates of 8.0% and 15.4% per annum. Under these obligations, we are required to make monthly payments of principal and interest through June 2014.

The outstanding balance (including accrued interest) of our notes payable to related parties at December 31, 2011 and December 31, 2010 was $240,000 and $275,000, respectively.  Included in the balance at December 31, 2010 were two demand notes totaling $236,000 which bore interest at 10%, had no scheduled monthly payments and were due within fifteen days following demand. On August 2, 2011 one of the demand notes was paid in full, including accrued interest, for $44,340. As of December 31, 2011 the remaining demand note totaled $199,000, and subsequent to this date it was paid in full. The balance of the notes payable to related parties represents our note payable to an officer for $41,000 and $39,000 at December 31, 2011 and 2010, respectively. The note bore 6% interest annually and was paid in full in accordance with its terms subsequent to the year ending December 31, 2011.

We have satisfied our working capital requirements primarily through cash flows generated from operations and borrowings under our credit facility.  As we continue to expand globally with our apparel manufacturing in offshore locations, our customers are substantially all foreign-based and foreign-owned entities.  We continue to evaluate both financing and equity options to provide capital if needed to fund our expansion and on-going operations. If we experience greater than anticipated reductions in sales, we may need to borrow or raise additional capital, or further reduce the scope of our business in order to fund our on-going operations or to satisfy our future short-term operating requirements.  The extent of our future long-term capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of possible acquisitions, our borrowing base availability limitations and our expansion into foreign markets.  Our need for additional long-term financing may include the integration and expansion of our operations to exploit our rights under our Talon trade name, and the expansion of our operations in the Asian and European markets. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we may need to raise additional debt or equity financing in order to provide for our operations.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2011 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Notes payable to related parties	$240,000	$240,000	$-	$-	$-
Other notes payable	66,000	66,000	-	-	-
Capital lease obligations	21,000	9,000	12,000	-	-
Operating leases	940,000	519,000	421,000	-	-
Total Obligations	$1,267,000	$834,000	$433,000	$-	$-

(1)
The majority of notes payable to related parties are due upon or within a short period after demand for payment and includes accrued interest payable through December 31, 2011. These notes were fully paid during the first quarter of 2012.

Off-Balance Sheet Arrangements

At December 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Critical accounting policies are those that are important to the portrayal of our financial condition and results of operations, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•
Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts.  If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required.  Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The bad debt expenses, recoveries and allowances for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year ended December 31,
	2011	2010	2009
Bad debt expense (recovery), related party note receivable	$-	$(275,000)	$200,000
Bad debt expense (recovery), other accounts receivable	$28,000	$(109,000)	$120,000
Allowance for doubtful accounts, Accounts receivable	$53,000	$133,000	$232,000
Allowance for doubtful accounts, Related party	$-	$-	$740,000

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

The inventory valuations provisions and allowances for inventory valuation reserves for the years ended December 31, 2011, 2010 and 2009 are as follows. The net recovery in 2011 resulted mainly due to sale of legacy zippers held in inventory:

	Year Ended December 31,
	2011	2010	2009
Inventory valuation provisions (recovery), net	$(36,000)	$106,000	$61,000
Allowance for inventory valuation reserves	$485,000	$884,000	$1,185,000

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

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance will not have any impact on our results of operations or financial condition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our sales are denominated in United States dollars or the currency of the country in which our products originate.  We are exposed to market risk for fluctuations in the foreign currency exchange rates for certain product purchases that are denominated in Hong Kong dollars and Chinese Yuan.  We do not intend to purchase contracts to hedge the exchange exposure for future product purchases. There were no hedging contracts outstanding as of December 31, 2011.  Currency fluctuations can increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time.  The majority of our cash equivalents are held in United States dollars in various bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Talon International, Inc.
Woodland Hills, California

We have audited the accompanying consolidated balance sheets of Talon International, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule of Talon International, Inc. and subsidiaries, listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Talon International, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SingerLewak LLP
SingerLewak LLP Los Angeles, California March 26, 2012

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$5,749,341	$2,795,284
Accounts receivable, net	3,777,771	3,350,935
Inventories, net	1,076,522	1,271,991
Prepaid expenses and other current assets	314,761	331,924
Total current assets	10,918,395	7,750,134

Property and equipment, net	1,092,609	1,582,327
Intangible assets, net	4,110,751	4,110,751
Other assets	236,411	384,455
Total assets	$16,358,166	$13,827,667

Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,607,041	$5,231,036
Accrued expenses	1,543,465	1,865,841
Notes payable to related parties	239,942	275,215
Other notes and current portion of capital lease obligations	73,148	69,608
Total current liabilities	8,463,596	7,441,700

Capital lease obligations, net of current portion	10,461	17,492
Deferred income taxes	751,148	608,554
Other liabilities	379,803	740,877
Total liabilities	9,605,008	8,808,623

Commitments and contingencies (Note 9)

Series B Convertible Preferred Stock, $0.001 par value; 407,160 shares authorized, issued and outstanding	20,671,738	17,820,464

Stockholders’ Equity (Deficit):
Series A Preferred Stock, $0.001 par value; 250,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 21,000,808 and 20,291,433 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	21,001	20,291
Additional paid-in capital	57,948,111	56,975,314
Accumulated deficit	(71,949,921)	(69,827,780)
Accumulated other comprehensive income	62,229	30,755
Total stockholders’ equity (deficit)	(13,918,580)	(12,801,420)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$16,358,166	$13,827,667

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
Net sales	$41,668,507	$41,459,747	$38,675,790
Cost of goods sold	28,464,741	28,999,355	27,363,216
Gross profit	13,203,766	12,460,392	11,312,574

Sales and marketing expenses	4,260,609	3,035,228	2,712,814
General and administrative expenses	7,603,909	7,953,756	8,310,684
Total operating expenses	11,864,518	10,988,984	11,023,498

Income from operations	1,339,248	1,471,408	289,076

Interest expense, net	123,998	1,771,662	2,727,919
Loss on extinguishment of debt	-	570,915	-
Income (loss) before provision for income taxes	1,215,250	(871,169)	(2,438,843)
Provision for income taxes	486,117	595,651	254,134
Net income (loss)	$729,133	$(1,466,820)	$(2,692,977)

Available to Preferred Shareholders:
Series B Preferred Stock Original Issue Discount	-	(903,172)	-
Series B Preferred Stock Liquidation Preference Increase	(2,851,274)	(1,113,779)	-
Loss applicable to Common Shareholders	$(2,122,141)	$(3,483,771)	$(2,692,977)

Per share amounts:
Net income (loss) per share	$0.04	$(0.07)	$(0.13)
Available to Preferred Shareholders	(0.14)	(0.10)	-
Basic and diluted net loss per share applicable to Common Shareholders	$(0.10)	$(0.17)	$(0.13)

Weighted average number of common shares outstanding - Basic and diluted	20,567,640	20,291,433	20,291,433

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Common Stock		Preferred Stock Series A		Additional Paid-In	Other Comprehensive Income	Accumulated
	Shares	Amount	Shares	Amount	Capital	(losses)	Deficit	Total
Balance, January 1, 2009	20,291,433	$20,291	-	$-	$54,769,072	$99,737	$(63,651,032)	$(8,761,932)
Stock based compensation					301,496			301,496
Foreign currency translation						(25,448)		(25,448)
Net loss							(2,692,977)	(2,692,977)
Balance, December 31, 2009	20,291,433	20,291	-	-	55,070,568	74,289	(66,344,009)	(11,178,861)
Stock based compensation					621,403			621,403
Foreign currency translation						(43,534)		(43,534)
Series B Preferred Stock Beneficial Conversion Feature					1,283,343			1,283,343
Series B Preferred Stock original issue discount							(903,172)	(903,172)
Series B Preferred Stock Liquidation Preference Increase							(1,113,779)	(1,113,779)
Net loss							(1,466,820)	(1,466,820)
Balance, December 31, 2010	20,291,433	20,291	-	-	56,975,314	30,755	(69,827,780)	(12,801,420)
Stock based compensation					961,477			961,477
Foreign currency translation						31,474		31,474
Exercise of stock options	109,375	110			11,920			12,030
RSU’s settlement in Common Stock	600,000	600			(600)			-
Series B Preferred Stock Liquidation Preference Increase							(2,851,274)	(2,851,274)
Net income							729,133	729,133
Balance, December 31, 2011	21,000,808	$21,001	-	$-	$57,948,111	$62,229	$(71,949,921)	$(13,918,580)

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$729,133	$(1,466,820)	$(2,692,977)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	605,987	793,603	725,979
Loss (gain) on disposal of equipment	(38,976)	-	5,462
Loss on extinguishment of debt	-	570,915	-
Amortization of deferred financing cost and debt discounts	30,000	861,596	1,462,563
Stock based compensation	961,477	621,403	301,496
Deferred income taxes, net	240,686	586,664	128,726
Bad debt expense (recovery), related party note receivable	-	(275,000)	200,000
Bad debt expense (recovery), other accounts receivable	28,350	(108,797)	119,685
Inventory valuation provisions (recovery), net	(35,824)	106,169	60,612
Changes in operating assets and liabilities:
Accounts receivable	(391,920)	65,131	721,841
Inventories	231,293	301,142	(70,768)
Prepaid expenses and other current assets	19,079	(89,558)	234,340
Other assets.	21,415	(77,070)	36,887
Accounts payable and accrued expenses	1,001,978	(963,416)	(1,013,856)
Other liabilities	(361,074)	14,002	(34,100)
Net cash provided by operating activities	3,041,604	939,964	185,890

Cash flows from investing activities:
Proceeds from sale of equipment	55,000	2,609	56,058
Acquisitions of property and equipment	(173,401)	(91,285)	(543,117)
Net cash used in investing activities	(118,401)	(88,676)	(487,059)

Cash flows from financing activities:
Proceeds from exercise of stock options	12,030	-	-
Payment of capital leases	(6,011)	(54,233)	(138,101)
Preferred stock issuance costs	-	(190,744)	-
Payment of revolver fees - financing costs	-	(60,000)	-
Revolver note borrowings	-	-	350,000
Term note borrowings, net of issuance costs	-	-	125,000
Payment of note payable to related parties	(44,340)	-	-
Payment of notes payable	-	-	(144,064)
Net cash (used in) provided by financing activities	(38,321)	(304,977)	192,835

Net effect of foreign currency exchange translation on cash	69,175	(15,633)	(26,777)
Net increase (decrease) in cash and cash equivalents	2,954,057	530,678	(135,111)
Cash and cash equivalents at beginning of period	2,795,284	2,264,606	2,399,717
Cash and cash equivalents at end of period	$5,749,341	$2,795,284	$2,264,606

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Supplemental disclosures of cash flow information:

Cash received (paid) during the period for:
Interest paid	$(119,951)	$(404,306)	$(1,019,708)
Interest received	$4,190	$30,841	$1,675
Income tax paid, net (principally foreign)	$(140,148)	$(97,132)	$(91,136)
Non-cash financing activities:
Conversion of revolver and term notes to preferred stock	$-	$16,706,685	$-
Beneficial conversion feature for issuance of preferred stock	$-	$(1,283,343)	$-
Series B preferred stock original issue discount	$-	$903,172	$-
Series B preferred stock liquidation preference increase	$2,851,274	$1,113,779	$-
RSU’s settlement in common stock	$600	$-	$-
Note payable issued for executive bonus earned	$-	$-	$35,000
Debt waiver, modification fee and interest	$11,587	$11,864	$236,337
Capital lease obligation	$-	$-	$31,450
Effect of foreign currency translation on net assets	$31,474	$(43,534)	$(25,448)
Non-cash investing activity:
Equipment exchanged for dyeing services	$46,368	$-	$-

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

Organization and Basis of Presentation

Talon International, Inc. is the parent holding company of Tag-It, Inc., a California corporation, Tag-It Pacific (HK) Ltd., a BVI corporation, Tagit de Mexico, S.A. de C.V., Talon Technologies, Inc.(formerly A.G.S. Stationery, Inc.), a California corporation (collectively, the “Subsidiaries”), all of which were consolidated under a parent limited liability company on October 17, 1997 and became wholly-owned subsidiaries of the Company immediately prior to the effective date of the Company’s initial public offering in January 1998.  Immediately prior to the initial public offering, the outstanding membership units of Tag-It Pacific, LLC were converted to 2,470,001 shares of common stock of the Company.  In January 2000, the Company formed Tag-It Pacific Limited, a Hong Kong corporation, and in April 2000, the Company formed Talon International, Inc., a Delaware corporation.  During 2006 the Company formed two wholly owned subsidiaries of Tag-It Pacific, Inc.; Talon Zipper (Shenzhen) Company Ltd. in China and Talon International Pvt. Ltd., in India. All newly formed corporations are 100% wholly-owned Subsidiaries of Talon International, Inc.

On July 20, 2007, the Company changed its corporate name from Tag-It Pacific, Inc. to Talon International, Inc.

All significant intercompany accounts and transactions have been eliminated in consolidation.  Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period.  Revenues and expenses are translated at the weighted average of exchange rates in effect during the year.  The resulting translation gains and losses are deferred and are shown as a separate component of stockholders’ deficit, if material, and transaction gains and losses, if any, are recorded in the consolidated statement of operations in the period incurred.  During 2011, 2010 and 2009, foreign currency translation and transaction gains and losses were not material.  The Company does not engage in hedging activities with respect to exchange rate risk.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company had approximately $5.4 million and $2.6 million at financial institutions in excess of governmentally insured limits at December 31, 2011 and 2010. During 2009 the Company pledged cash of $260,924, as compensating balance collateral in a legal dispute with a trade supplier in China. The pledged cash was included in the cash balance on December 31, 2010 and the pledge was eliminated during 2011 upon settlement of the dispute.

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectability of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables or note receivable to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified. The Company writes off an account when it is considered to be uncollectible. The total allowance for accounts receivable doubtful accounts at December 31, 2011 and 2010 was $52,844 and $133,080, respectively.

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

Inventories consist of the following:

	December 31,
	2011	2010
Finished goods	$1,561,974	$2,156,026
Less inventory valuation reserves	(485,452)	(884,035)
Total inventories	$1,076,522	$1,271,991

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are recorded at historical cost. Maintenance and repairs are expensed as incurred. Upon retirement or other disposition of property and equipment, the related cost and accumulated depreciation or amortization are removed from the accounts and any gains or losses are included in results of operations.

Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives as follows:

Furniture and fixtures	5 years

Machinery and equipment	5 to 10 years

Computer equipment	5 years

Leasehold improvements	Term of the lease or the estimated life of the related improvements, whichever is shorter.

Dies and molds	1 year

Property and equipment consist of the following:

	December 31,
	2011	2010

Furniture and fixtures	$298,156	$270,998
Machinery and equipment	927,580	898,225
Computer equipment	3,801,393	3,804,988
Leasehold improvements	437,660	388,324
Equipment held for sale	-	62,391

Cost, total	5,464,789	5,424,926
Accumulated depreciation and amortization	4,372,180	3,842,599

Property and equipment, net	$1,092,609	$1,582,327

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $605,987, $793,603 and $725,979 respectively.

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

At December 31, 2011 and 2010, the Company evaluated its intangible assets and determined that there was no impairment of these assets and made no changes to the net carrying amount of tradename.  No impairment and amortization expense for intangible assets was recorded for the three years ended December 31, 2011.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010

Tradename	$4,110,751	$4,110,751
Accumulated amortization	-	-
Tradename, net	4,110,751	4,110,751

Exclusive license and intellectual property rights	612,500	612,500
Accumulated amortization	(612,500)	(612,500)
Exclusive license and intellectual property rights, net	-	-
Intangible assets, net	$4,110,751	$4,110,751

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2007 the Company adopted the provisions of accounting guidance regarding uncertain income tax positions under ASC 740. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with income tax liabilities. As a result of the implementation of ASC 740, the Company recognized an increase in liabilities for unrecognized tax benefits of approximately $245,800, which was accounted for as an increase in the January 1, 2007 accumulated deficit. The amount has subsequently increased due to interest and penalties accrual; see Note 8.

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

 The Company adopted ASC 718 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The Company’s financial statements as of and for the years ended December 31, 2011, 2010 and 2009 reflect the impact of ASC 718.

ASC 718 requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations.  Stock-based compensation expense recognized in the Statements of Operations for the years ended December 31, 2011, 2010 and 2009 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1 of the applicable year based on the grant date fair value estimated in accordance with the pro-forma provisions of ASC 718 and compensation expense for the share-based payment awards granted subsequent to January 1 based on the grant date fair value estimated in accordance with the provisions of ASC 718.  For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method.  As stock-based compensation expense recognized in the Statements of Operations for 2011, 2010  and 2009 is based on awards expected to vest, ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  For the years ended December 31, 2011, 2010 and 2009, expected forfeitures are immaterial and as such the Company is recognizing forfeitures as they occur.

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

Interest Expense and Interest Income – Interest expense reflects the cost of borrowing and amortization of deferred financing costs and discounts.  Interest expense for the years ended December 31, 2011, 2010 and 2009 was $128,188, $1,802,503 and $2,735,437, respectively.  Interest income of $4,190, $30,841 and $7,518 for the years ended December 31, 2011, 2010 and 2009, respectively, consists of earnings from outstanding amounts due to the Company under notes and other interest bearing receivables.

Comprehensive Income

The Company has adopted FASB ASC 220, "Comprehensive Income” (“ASC 220”), issued by the FASB and effective for financial statements with fiscal years beginning after December 15, 1997. ASC 220 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

Included in comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009 are unrealized gains (losses) in foreign currency translation of $31,474 and $(43,534) and $(25,448), respectively. The foreign currency translation adjustment represents the net currency translation adjustment gains and losses related to the Company’s China and India subsidiaries.

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to 2011 presentation.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

The Company is involved in various lawsuits, claims and inquiries, most of which are routine to the nature of the business and in accordance with FASB ASC 450, “Contingencies”, the Company accrue estimates of the probable and estimable losses for the resolution of these claims. The ultimate resolution of these claims could affect the Company’s future results of operations for any particular quarterly or annual period should the Company’s exposure be materially different from the Company’s earlier estimates or should liabilities be incurred that were not previously accrued. See Note 9.

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

In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At December 31, 2011 and 2010, cash equivalents consisted of money market fund balances measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $1,822,000 and $1,506,000, respectively.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance will not have any impact on our results of operations or financial condition.

NOTE 2 — NOTES PAYABLE TO RELATED PARTIES

Demand notes payable to related parties as of December 31, 2010 included two notes payable issued from 1995-1998 to parties related to or affiliated with Mark Dyne, the Chairman of the Board of Directors of the Company and a significant stockholder with interest rates of 10% per annum, due and payable on the fifteenth day following delivery of written demand for payment. On August 2, 2011 the Promissory Note dated as of June 30, 1991 in favor of Harold Dyne was paid in full, including accrued interest, for $44,340. Subsequent to the year ending December 31, 2011 the note in favor of Monto Holdings Pty, Ltd was paid in full, including accrued interest, for $199,798.

On August 6, 2009 a note was issued to Lonnie D. Schnell, the Chief Executive Officer and Chief Financial Officer of the Company in partial satisfaction of 2008 annual incentive awards to which Mr. Schnell was entitled.  The note bears 6% interest annually and the maturity date was the earlier of December 31, 2011 or ten days following Mr. Schnell’s employment termination date.  The note is fully presented in current liabilities. Interest on the note began accruing as of April 16, 2009 the date the award was originally required to be paid. The note was paid in full subsequent to the year ending December 31, 2011.

The outstanding amounts of notes payable to related parties in current liabilities as of December 31, 2011 and 2010 were $239,942 and $275,215, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense, interest accrual and interest amount paid related to the notes payable to related parties for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
	2011	2010	2009
Interest expense	$9,066	$9,344	$8,608
Accrued interest balance	$144,023	$155,040	$145,696
Interest paid	$20,083	$-	$-

NOTE 3—LONG TERM OBLIGATIONS

Capital Leases

The Company financed equipment purchases through various capital lease obligations expiring through June 2014.  These obligations bear interest at various rates ranging from 8.0% to 15.4% per annum.  Future minimum annual payments under these capital lease obligations are as follows:

Years ending December 31,	Amount

2012	$9,236
2013	8,894
2014	2,572

Total payments	20,702

Less amount representing interest	(3,243)

Balance at December 31, 2011	17,459

Less current portion	6,998

Long-term portion	$10,461

At December 31, 2011, total property and equipment under capital lease obligations and related accumulated depreciation was $31,450 and $16,532. respectively. At December 31, 2010, total property and equipment under capital lease obligations and related accumulated depreciation was $31,450 and $10,206 respectively.

Note Payable

Note payable consists of the following:

	December 31,
	2011	2010

$25,200 demand note payable to E.C.D. International dated September 30, 1995; interest at 10.0%; payable on the fifteenth day following delivery of written demand for payment; balance includes accrued interest of $40,950	$66,150	$63,630

The note was paid in full subsequent to the year ending December 31, 2011.

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

On April 3, 2008, the Company further amended the Loan Agreement to redefine the EBITDA covenants, and to cancel all of the common stock warrants previously issued to the lender in exchange for a note payable for $1.0 million issued by the Company under the same terms as the original Loan Agreement. In connection with this amendment the Company evaluated the Loan Agreement amendment under ASC 470-50, “Debt - Modifications and Extinguishments”.  It was determined that the amendment did not constitute a material change as defined by ASC 470-50.  Accordingly, the Company recorded a reduction to equity and an increase to notes payable for the fair value of the warrants of $260,205 and the difference ($739,795) between the fair value of the warrants at the time of repurchase and the face value of the note was recorded as an additional deferred cost and was reflected as a reduction to the face value of the note on the balance sheet.  This cost was amortized using the interest-method over the life of the modified notes and was reflected as interest expense.  At June 30, 2010 the modification cost was fully amortized.

Under the terms of the amended Loan Agreement, the Company was required to meet certain coverage ratios, among other restrictions, including a restriction from declaring or paying a dividend prior to repayment of all the obligations. The amended financial covenants require that the Company maintain at the end of each fiscal quarter “EBITDA” (as defined in the agreement) of not less than $1.00 for the period and in excess of the ratios set out in the agreement for each quarter.

The Company failed to satisfy the minimum EBITDA requirement for the two quarters ended December 31, 2008 and March 31, 2009, and in connection with such failures, on March 31, 2009 the Company further amended the Loan Agreement to provided for, among other things, the issuance of an additional term note to CVC in the principal amount of $225,210 in lieu of paying a cash waiver fee.

On June 30, 2010 the Loan Agreement was amended to extend the existing maturity date for an additional thirty days to July 30, 2010. The Loan Agreement (as amended) was scheduled to mature July 30, 2010 and all of the principal and interest arising under the Loan Agreement in the approximate amount of $16.7 million was due at maturity.  The Company did not have sufficient resources to pay this obligation on the maturity date and consequently entered into the Recapitalization Agreement.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2011 and 2010, there were no borrowings under the revolving credit facility portion of the Loan Agreement, no term loans under the Loan Agreement and the Company was in compliance with all loan covenants.

Interest expense related to the Loan Agreement is composed of interest on debt, amortization of debt discount, and amortization of deferred financing costs.  In total, the interest expense for the years ended December 31, 2011, 2010 and 2009 was $50,833, $1,754,453 and $2,638,927, respectively. Total interest expense in the periods was comprised as follows:

•	Interest on debt related to the Loan Agreement for the years ended December 31, 2011, 2010 and 2009 was $0, $892,857 and $1,176,364, respectively.

•	Amortization of the debt discount related to the Loan Agreement for the years ended December 31, 2011, 2010 and 2009 was $0, $725,982 and $1,228,047, respectively.

•	Amortization of deferred financing costs related to the Loan Agreement for the years ended December 31, 2011, 2010 and 2009 was $30,000 $135,614 and $234,516, respectively.

•	Commitment fee expense for the year ended December 31, 2011 was $20,833.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The conversion of the term notes, revolver and related interest and fees into the Series B Preferred Stock (fair value of $17,277,600 as of July 30, 2010) was considered to be debt extinguishment according to the FASB ASC No.405 “Liabilities” and FASB ASC No. 470-50 “Debt, Modifications and Extinguishments” (“ASC 470-50”). Per ASC 470-50 a loss on extinguishment of debt of $570,915 was recorded on July 30, 2010 and is included in the Consolidated Statement of Operations for the year ended December 31, 2010. The loss on extinguishment is equal to the difference between fair value of the preferred stock and the fair value of the debt extinguished at the transaction date. The fair value of the Series B Preferred Stock on the issuance date was determined by the Company and independent valuation specialists using the option pricing valuation model.

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

•
The 16% liquidation preference increase (compounded annually) on outstanding preferred shares is accrued each reporting period as an addition to the carrying value of the preferred stock and reduces the income applicable to common shareholders reported in the calculation of earnings per share.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes Series B Preferred Stock activity:

Series B Preferred Stock as of December 31, 2008 and 2009	$-
Series B Preferred Stock, net of discount for BCF and issuance costs on July 30, 2010	15,803,513
Series B Preferred Stock original issue discount	903,172
Series B Preferred Stock liquidation preference increase	1,113,779

Series B Preferred Stock as of December 31, 2010	17,820,464
Series B Preferred Stock liquidation preference increase	2,851,274

Series B Preferred Stock as of December 31, 2011	$20,671,738

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

Common Stock

Stockholders Agreement

Concurrently with execution of the Recapitalization Agreement, on July 30, 2010, the Company entered into a Stockholders Agreement with CVC, and with Lonnie D. Schnell, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of the Company, and Larry Dyne, President of the Company (“Messrs. Schnell and Dyne”), pursuant to which:

•
CVC agreed that in connection with any director nominees to be submitted to holders of the Company’s common stock for election at a stockholders’ meeting, a committee of our Board comprised solely of directors then serving on the Board who were not elected or appointed by holders of Series B Preferred Stock, acting by majority vote, shall have the right to designate all of the Board’s nominees for director to be elected by holders of the Company’s Common Stock.

•
CVC agreed that in connection with any election of directors submitted to the Company’s stockholders for election at a stockholders’ meeting, CVC will attend the stockholders’ meeting, in person or by proxy, and vote (or cause to be voted) all of CVC’s shares of the Company’s voting stock in favor of the Board’s nominees for director.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•	Messrs. Schnell and Dyne agreed with CVC to vote their shares of Talon voting stock in favor of a Triggering Transaction, in each case to the extent such transaction is first approved by CVC.

•
CVC agreed not to sell or otherwise transfer its shares of the Company’s voting securities, or to vote its shares of the Company’s voting securities in favor of any Triggering Transaction, at any time on or before July 31, 2011, other than in connection with a transaction that is approved by a majority of the Company’s voting shares (where, in calculating such majority, the votes attributable to CVC’s shares of the Company’s voting securities are excluded in the numerator but included in the denominator).

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

Change in Board of Directors

In connection with the Recapitalization Agreement, on July 30, 2010, the Board of Directors was reconfigured to consist of five members, with three members designated by the Series B Preferred Stockholders to serve as Series B Directors.

In 2010 the Company obtained stockholder approval of an amendment to the certificate of incorporation to eliminate the provisions thereof requiring a classified Board of Directors.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exclusive License and Intellectual Property Rights Agreement

On April 2, 2002, the Company entered into an Exclusive License and Intellectual Property Rights Agreement (the “Agreement”) with Pro-Fit Holdings Limited (“Pro-Fit”).  The Agreement gives the Company the exclusive rights to sell or sublicense waistbands manufactured under patented technology developed by Pro-Fit for garments manufactured anywhere in the world for the United States market and all United States brands.  In accordance with the Agreement, the Company issued 150,000 shares of its common stock which were recorded at the market value of the stock on the date of the Agreement.  The Agreement has an indefinite term that extends for the duration of the trade secrets licensed under the Agreement.  The Company has recorded an intangible asset amounting to $612,500, which is fully amortized.  Subsequent to the year ending December 31, 2011 the Agreement was terminated, and the Company acquired all of the U.S. patents, license, rights and technology associated with the former exclusive license.

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

On October 1, 1997, the Company adopted the 1997 Stock Incentive Plan (the “1997 Plan"), which authorized the granting of a variety of stock-based incentive awards. The Board of Directors, who determines the recipients and terms of the awards granted, administers the 1997 Plan.  On July 31, 2006 at the Company’s annual meeting of stockholder’s two amendments to the 1997 Stock Plan were approved which (1) increased the maximum number of shares of common stock that may be issued pursuant to awards granted under the 1997 Plan  from 3,077,500 shares to 6,000,000 shares and (2) increased the number of shares of common stock that may be issued pursuant to awards granted to any individual under the plan in a single year to 50% of the total number of shares available under the plan. The Company believed that such awards better align the interests of its employees with those of its shareholders.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant for years prior to 2006, and for the years ending after 2006, the average market price of the Company’s stock for the five trading days following the date of approval of the grant. Those option awards generally vest over periods determined by the Board from immediate to 4 years of continuous service and have 10 year contractual terms.

Options granted for the year ended December 31, 2011, 2010 and 2009 totaled 1,405,000, 530,000 and 1,955,000, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2011, a former employee exercised options to acquire 109,375 shares of common stock under the 2008 Stock Incentive Plan.  Cash received upon exercise was $12,030 or $0.11 per share.  At the time of exercise, the intrinsic value of the options exercised was $0.04 per share. No options were exercised during the years ended December 31, 2010 and 2009.

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

The following table summarizes all options issued to employees and directors including those issued outside the plan.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - December 31, 2008	7,100,536	$0.98
Granted	1,955,000	$0.09
Exercised	(2,417,686)	$0.96
Options outstanding - December 31, 2009	6,637,850	$0.73
Granted	530,000	$0.16
Cancelled	(2,020,750)	$1.56
Options outstanding - December 31, 2010	5,147,100	$0.35
Granted	1,405,000	$0.10
Exercised	(109,375)	$0.11
Cancelled	(300,625)	$1.79
Options outstanding - December 31, 2011	6,142,100	$0.22

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year ended December 31,
	2011		2010		2009
Expected volatility	134-138%		131%		115-122%
Expected term in years	5.3-6.1	yrs	6.1	yrs	5.0-6.1	yrs
Expected dividends	-		-		-
Risk-free rate	1.5-2.7%		1.9%		2.7-3.3%

A summary of the Company’s stock option information under all Stock Plans as of December 31, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Employees and Directors
Outstanding at December 31, 2011	6,142,100	$0.22	7.5	$0.02
Vested and Expected to Vest	6,080,531	$0.23	7.7	$0.02
Exercisable	4,633,378	$0.26	7.0	$0.02

The aggregate intrinsic value of the stock options is calculated as the difference between the exercise price of a stock option and the quoted price of the Company’s common stock at December 31, 2011. It excludes stock options that have exercise prices in excess of the quoted price of the Company’s common stock at December 31, 2011.

There was approximately $135,000 of total unrecognized compensation costs related to non-vested stock options as of December 31, 2011. This cost is expected to be recognized over the weighted-average period of 2.7 years.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units (RSU’s)

On July 30, 2010, the Company awarded each of Messrs. Schnell and Dyne a restricted stock unit award (an “RSU Award”) for 5,778,500 shares of the Company’s common stock.  Each RSU Award vested 50% on August 30, 2011, and vests 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to partial acceleration of vesting as part of the executives’ severance benefits and full acceleration of vesting upon a change in control of the Company.  As of July 30, 2010, the RSU’s were valued at $2,263,384 which was reduced by the fair value of the options surrendered (see Stock Options above).

On August 30, 2010, Messrs. Schnell and Dyne elected to defer the settlement in common shares of 5,178,500 RSU’s beyond the vesting dates.  On August 30, 2011, based on the deferral schedules, 600,000 common shares were issued upon settlement of a portion of vested units under the RSU Awards.  At the time of the issuance of shares the intrinsic value of these RSU’s was $0.10 per share.

As of December 31, 2011, the Company had $949,943 of unamortized stock-based compensation expense related to RSU’s, which will be recognized over the remaining weighted average period of 1.3 years. As of December 31, 2010, the Company had $1,823,684 of unamortized stock-based compensation expense related to RSU’s, which was to be recognized over the remaining weighted average period of 1.5 years.

The following table summarizes RSU’s activity:

				Weighted
				Average Grant
	Number of RSU’s			date value per
	Unvested	Vested	Total	RSU
RSU’s outstanding - December 31, 2008 and 2009	-	-	-	$-
RSU’s Issued	11,557,000	-	11,557,000	$0.196
RSU’s outstanding - December 31, 2010	11,557,000	-	11,557,000	$0.196
Vested	(5,778,500)	5,778,500	-	$0.196
Common stock issued	-	(600,000)	(600,000)	$0.196
RSU’s outstanding - December 31, 2011	5,778,500	5,178,500	10,957,000	$0.196

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

	Year Ended December 31,
	2011			2010			2009
Years ended:	Net income (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Net loss (Numerator)	Shares (Denominator)	Per Share Amount	Net loss (Numerator)	Shares (Denominator)	Per Share Amount

Net income (loss)	$729,133	20,567,640	$0.04	$(1,466,820)	20,291,433	$(0.07)	$(2,692,977)	20,291,433	$(0.13)
Series B preferred stock original discount	-	-	-	(903,172)	-	(0.04)	-	-	-
Series B Preferred stock liquidation preference increase	(2,851,274)	-	(0.14)	(1,113,779)	-	(0.06)	-	-	-
Basic and diluted net loss applicable to common stockholders	$(2,122,141)	20,567,640	$(0.10)	$(3,483,771)	20,291,433	$(0.17)	$(2,692,977)	20,291,433	$(0.13)

Options to purchase 6,142,100 shares of common stock for between $0.06 and $5.23, per share were outstanding for the year ended December 31, 2011, but were not included in the computation of diluted loss per share because the effect of exercise or conversion would have an antidilutive effect on loss per share.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—INCOME TAXES

The components of the provision for income taxes included in the consolidated statements of operations are as follows:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$161,306	$12,588	$-
State	2,528	978	(1,109)
Foreign	84,560	(4,579)	126,517
	248,394	8,987	125,408
Deferred:
Federal	115,800	479,353	-
State	26,794	129,201	-
Foreign	95,129	(21,890)	128,726
	237,723	586,664	128,726
	$486,117	$595,651	$254,134

A reconciliation of the statutory Federal income tax rate with the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal statutory rate	34.0%	34.0%	34.0%
State taxes net of federal benefit	1.6	(9.9)	0.0
Change in effective foreign tax rate	(26.0)	(3.2)	(0.6)
Loss on extinguishment of debt	-	(22.3)	-
Other permanent differences	(13.6)	(6.5)	(1.8)
Foreign withholding taxes	24.7	(5.2)	(3.3)
Net operating loss valuation allowance	35.9	(1.3)	(23.2)
Other	(16.6)	(54.0)	(15.5)
	40.0%	(68.4)%	(10.4)%

Net income (loss) before income taxes is as follows:

	Year Ended December 31,
	2011	2010	2009

Domestic	$(457,736)	$(670,201)	$(2,180,959)
Foreign	1,672,986	(200,968)	(257,884)
	$1,215,250	$(871,169)	$(2,438,843)

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The primary components of temporary differences which give rise to the Company’s deferred tax being presented as part of Other assets or Deferred income taxes (in long term liabilities) in the Company’s balance sheet are as follows:

	December 31,
	2011	2010
Net deferred tax:
Net operating loss carry-forward	$8,205,788	$8,579,095
Depreciation and amortization (liability)	(834,890)	(635,698)
Bad debt and note receivable allowance	2,161	142
Related party interest	56,746	74,464
Inventory allowance	58,238	58,445
Credit carryforwards	13,920	59,525
Stock options expense	730,778	407,869
Payroll and director’s fee	22,857	156,611
Other	203,797	199,282
	8,459,395	8,899,735
Less: Valuation allowance	(9,194,219)	(9,396,835)
	$(734,824)	$(497,100)

Goodwill portion of net deferred tax – Presented as deferred income taxes (Long term liabilities)	$(751,148)	$(608,554)
Other net deferred tax – Presented as part of Other Assets	$16,324	$111,454

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

A reconciliation of the ASC 740 adjustments is as follows:

	Year Ended December 31,
	2011	2010

Beginning Balance	$305,425	$289,525
Interest and penalties	15,900	15,900
Ending Balance	$321,325	$305,425

Long term deferred income tax liabilities totaled $751,148 and $608,554  as of December 31, 2011 and 2010, respectively, and include a tax basis difference related to the Company’s indefinite lived intangible asset, where the Company determined that it would no longer be able to support the use of the deferred tax asset related to its net operating losses to offset the liability.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011 and 2010, Talon International, Inc. had Federal net operating loss carry-forwards (or “NOLs”) of approximately $19.9 million and $20.4 million, respectively, and State NOLs of $21.1 million and $22.5 million, respectively.  The Federal NOL and State NOL are available to offset future taxable income through 2031.  Section 382 of the Internal Revenue Code places a limitation on the realizability of net operating losses in future periods if the ownership of the Company has changed more than 50% within a three-year period. Due to the Recapitalization Agreement signed between the Company and CVC on July 30, 2010 (See note 4 and Note 5) the application of I.R.C. Section 382 is required. The Company’s estimated calculation of the annual NOL limitation is approximately $2.2 million for each of the next five years and $0.7 million up to 20 years from the date of the transaction. The annual limitation reduced the Company’s NOL carry-forwards by approximately $46 million for the Federal NOL and $12 million for the State NOL. Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carry-forwards.  Deferred tax liabilities and assets at the end of each period are determined using enacted tax rates.  The Company records deferred tax assets arising from temporary timing differences between recorded net income and taxable net income when and if it believes that future earnings will be sufficient to realize the tax benefit.  For those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided.

The provisions of ASC 740 require the establishment of a valuation allowance unless, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will be realized. ASC 740 provides an important factor in determining whether a deferred tax asset will be realized is whether there has been sufficient income realized in recent years and whether sufficient income is expected to be realized in future years to utilize the deferred tax asset.

In 2011, 2010 and 2009, the Company determined, based upon its cumulative operating losses, that it was not more likely than not that it would fully realize most of its domestic and foreign deferred tax assets in the future years.  Accordingly, at December 31, 2011, and 2010 the Company recorded a valuation allowance of $9.2 million and $9.4 million, respectively; which reduces the carrying value of its net deferred tax assets.

The Company intends to maintain a valuation allowance for its deferred tax assets until sufficient evidence exists to support the reversal or reduction of the allowance.  At the end of each period, the Company will review supporting evidence, including the performance against sales and income projections, to determine if a removal of the valuation allowance is warranted.  If in future periods it is determined that it is more likely than not that the Company will be able to recognize all or a greater portion of its deferred tax assets, the Company will at that time reduce or reverse the valuation allowance. The Company believes that its estimate of deferred tax assets and determination to record a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income, which is susceptible to change, dependent upon events that may or may not occur and because the impact of recording a valuation allowance may be material to the assets reported on its balance sheet and results of operations.

In 2011 there were no undistributed earnings from the Company’s foreign subsidiaries. In 2010 and 2009, the Company included in its consolidated U.S. federal tax return approximately $34,000 and $602,000, respectively a deemed dividend due to earnings from the Company’s foreign subsidiary.

Tax years subject to examination by the tax authorities for Talon International, Inc. (US) are 2007 through 2011 and for the foreign subsidiaries, 2005 through 2011.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The future minimum lease commitments at December 31, 2011 are approximately as follows:

Years Ending December 31,	Amount

2012	$519,000
2013	273,000
2014	148,000
Total minimum payments	$940,000

Total rental expense for the years ended December 31, 2011, 2010 and 2009 aggregated $629,699, $651,285 and $843,390, respectively.

Profit Sharing Plan

In October 1999, the Company established a 401(k) profit-sharing plan for the benefit of eligible employees.  The Company may make annual contributions to the plan as determined by the Board of Directors.

Total contributions for the years ended December 31, 2011, 2010 and 2009 amounted to $21,184, $16,750, $14,898, respectively.

Contingencies

On April 16, 2004, the Company originally filed suit against Pro-Fit Holdings, Limited in the U.S. District Court for the Central District of California – Tag-It Pacific, Inc. v. Pro-Fit Holdings, Limited, CV 04-2694 LGB (RCx) -- asserting various contractual and tort claims relating to our exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages.  Other related actions were subsequently filed by the parties.  In 2008 Pro-Fit and certain related companies were placed into administration in the United Kingdom and filed petitions under Chapter 15 of Title 11 of the United States Code.  Consequently, all litigation against Pro-Fit was stayed.  In September 2011, the Company signed a Settlement Agreement and Release with Pro-Fit and the other parties involved in the litigation and administration proceedings.  The Settlement Agreement provided for the unconditional release of Talon and related entities from all claims involved in the matter, a stipulation requesting that the US District Court dismiss the action, and our acquisition of all of the U.S. patents, licenses, rights and technology associated with our former exclusive license.  The Settlement Agreement provided for no damages paid by any party and for dismissal of all actions with prejudice, and was formally completed by the parties in March 2012.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 11 - SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2011
	Talon	Trim	Tekfit	Consolidated
Net sales	$22,612,784	$19,047,959	$7,764	$41,668,507
Cost of goods sold	16,481,686	11,981,505	1,550	28,464,741
Gross profit	$6,131,098	$7,066,454	$6,214	13,203,766
Operating expenses				$11,864,518
Income from operations				$1,339,248

	Year Ended December 31, 2010
	Talon	Trim	Tekfit	Consolidated
Net sales	$24,517,016	$16,936,082	$6,649	$41,459,747
Cost of goods sold	18,141,430	10,771,096	86,829	28,999,355
Gross profit	$6,375,586	$6,164,986	$(80,180)	12,460,392
Operating expenses				10,988,984
Income from operations				$1,471,408

	Year Ended December 31, 2009
	Talon	Trim	Tekfit	Consolidated
Net sales	$21,341,132	$17,274,158	$60,500	$38,675,790
Cost of goods sold	16,590,224	10,741,595	31,397	27,363,216
Gross profit	$4,750,908	$6,532,563	$29,103	11,312,574
Operating expenses				11,023,498
Income from operations				$289,076

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company distributes its products internationally and has reporting requirements based on geographic regions.  Long-lived assets are attributed to countries based on the location of the assets and revenues are attributed to countries based on customer delivery locations, as follows:

	Year Ended December 31,
	2011	2010	2009
Sales:
United States	$3,519,137	$3,574,386	$3,396,705
Hong Kong	14,695,433	14,509,155	13,131,762
China	9,557,952	10,412,168	8,990,718
Bangladesh	2,092,993	2,546,500	2,008,869
Other	11,802,992	10,417,538	11,147,736
Total	$41,668,507	$41,459,747	$38,675,790

Long-lived Assets:
	December 31,
	2011	2010	2009
United States	$4,443,691	$4,623,448	$4,956,855
Hong Kong	629,373	884,344	1,193,617
China	129,977	182,980	236,768
Other	319	2,306	4,097
Total	$5,203,360	$5,693,078	$6,391,337

NOTE 11 - MAJOR CUSTOMERS AND VENDORS

For the years ended December 31, 2011, 2010 and 2009, the Company’s three largest customers represented approximately 8%, 9% and 9%, respectively, of consolidated net sales.

Three vendors, each representing more than 10% of the Company’s purchases, accounted for approximately 31% of the Company’s purchases for the year ended December 31, 2011. Four vendors, each representing more than 10% of the Company’s purchases, accounted for approximately 43% of the Company’s purchases for the year ended December 31, 2010. Three vendors, each representing more than 9% of the Company’s purchases, accounted for approximately 38% of the Company’s purchases for the year ended December 31, 2009.

Included in accounts payable and accrued expenses at December 31, 2011 and 2010 is $3,663,146 and $1,923,704 due to these vendors.

NOTE 12 - RELATED PARTY TRANSACTIONS

On July 30, 2010, the Company entered into a Recapitalization Agreement with CVC (See Note 4 and Note 5).  As a result of this transaction CVC (currently the sole holder of the Series B Preferred Stock) became a majority stockholder in the company.  Commencing August 1, 2010, a $5,000 monthly debt monitoring fee has been paid to CVC, and a $60,000 fee was paid to CVC in consideration of CVC entering into an amendment to the Loan Agreement during the third quarter of 2010.  The Company paid to CVC an additional Loan commitment fee in the amount of $50,000 during the third quarter of 2011.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes payable to related parties includes a note and associated interest due to Lonnie D. Schnell, the Chief Executive Officer and Chief Financial Officer of the Company. The note was issued on August 6, 2009 in partial satisfaction of 2008 annual incentive amounts to which Mr. Schnell was entitled. The balance of the note payable and accrued interest expense due to Mr. Schnell at December 31, 2011 and 2010 was $41,159 and $38,768, respectively, and the balance was paid in full subsequent to the year ending December 31, 2011.

Notes payable to related parties also includes demand notes and advances to parties related to or affiliated with Mark Dyne.  The balance of demand notes payable and interest expense due to Mark Dyne and affiliated parties at December 31, 2011 and December 31, 2010 was $198,783 and $236,448, respectively.  On August 2, 2011 the Promissory Note dated as of June 30, 1991 in favor of Harold Dyne was paid in full, including accrued interest, for $44,340. Subsequent to the year ending December 31, 2011 the note in favor of Monto Holdings Pty, Ltd was paid in full, including accrued interest, for $199,798.

In March 2010, a consulting agreement with Diversified Consulting, LLC, a company owned by Mark Dyne expired.  Accrued consulting fees and related interest amounted to $0 and $164,761, as of December 31, 2011 and 2010, respectively, in consideration of the final payments under the agreement.  Consulting fees and related interest to Diversified Consulting, LLC amounted to $6,464, $63,194 and $401,568 for the years ended December 31, 2011, 2010, and 2009, respectively. On August 4, 2011 the balance of $83,725 was paid in full to Diversified Consulting, LLC.

Colin Dyne is a director, officer and significant stockholder in People’s Liberation, Inc., the parent company of Versatile Entertainment, Inc. and William Rast Sourcing (“PLI”). Also, Colin Dyne is the brother of both Mark Dyne, the Chairman of the board of directors of the Company, and Larry Dyne, the President of the Company. The Company had sales to PLI, during the years ended December 31, 2011, 2010 and 2009 of $142,530, $120,270 and $207,322, respectively.  Accounts receivable of $3,112 and $26,739 were outstanding from PLI at December 31, 2011 and 2010, respectively.

In November 2009, the Company entered into an agreement with Colin Dyne to pay a commission equal to 7% of the collected revenues associated with the sales of products to a specific retail brand, with a portion of the commission earned applied to a note receivable balance that was then outstanding. During the years ended December 31, 2011, 2010 and 2009 commissions of $72,640, $172,506 and $13,269 were earned under this agreement, respectively, and for the year ended December 31, 2010 commissions of $27,057 were applied to the note receivable balance.  The Note Receivable from Related Party, net at December 31, 2009 represented the unsecured note and accrued interest receivable due from Colin Dyne, and included a valuation reserve for the full amount due. The note bore interest at 7.5% and was due on demand.  On June 29, 2010, the Company sold the Note Receivable with all of the Company’s rights, title and interest therein to an unrelated third party for cash proceeds of $275,000. The amount received was recorded as a recovery of bad debts.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - QUARTERLY RESULTS (UNAUDITED)

Quarterly results for the years ended December 31, 2011 and 2010 are reflected:

	Year Ended December 31, 2011
	1st	2nd	3rd	4th
Net sales	$9,228,193	$12,752,281	$9,404,648	$10,283,385
Gross profit	$2,890,553	$4,063,338	$2,827,787	$3,422,088
Income (loss) from operations	$(290,505)	$1,001,138	$(157,455)	$786,070
Net income (loss)	$(400,928)	$656,325	$(126,020)	$599,756
Net income (loss) per share	$(0.02)	$0.03	$(0.01)	$0.03
Basic and diluted net loss per share applicable to Common Shareholders	$(0.05)	$(0.00)	$(0.04)	$(0.01)

	Year Ended December 31, 2010
	1st	2nd	3rd	4th
Net sales	$8,235,260	$14,973,072	$9,277,334	$8,974,081
Gross profit	$2,436,693	$4,339,237	$2,714,056	$2,970,406
Income (loss) from operations	$(175,702)	$1,697,769	$(98,181)	$47,522
Net income (loss)	$(847,643)	$646,676	$(1,242,166)	$(23,687))
Net income (loss) per share	$(0.04)	$0.03	$(0.06)	$(0.00)
Basic and diluted net loss per share applicable to Common Shareholders	$(0.04)	$0.03	$(0.13)	$(0.03)

The Company typically experiences seasonal fluctuations in sales volume consistent with the purchase demands of the apparel industry.  In most years, these seasonal fluctuations result in lower sales volumes for the Company’s business in the first and fourth quarters of each year due to the seasonal buying patterns by the majority of the customers.  The apparel retailers typically experience higher sales volumes during the second quarter associated with back-to-school sales and in the fourth quarter in association with year-end holiday purchases. Sales of the Company’s products can typically precede the retail sales patterns by 90 to 150 days.  Backlogs of sales orders are not considered material in the industries in which the Company competes, which reduces the predictability and reinforces the volatility of these cyclical buying patterns on the Company’s sales volume.

During 2010 the Company recorded loss on extinguishment of debt in amount of $570,915 and related party note recovery in amount of $275,000. Quarterly and year-to-date computations of per share amounts are made independently.  Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated subsequent events after the balance sheet date of December 31, 2011 through the date these audited financial statements were issued.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, the Company’s management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on its assessment, our management has concluded that control over financial reporting was effective as of December 31, 2011.

Pursuant to applicable law, this annual report is not required to include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our executive officers and directors as of March 26, 2012.

Name	Age	Position
Directors:
Mark Dyne (1)(3)	51	Chairman of the Board of Directors
Lonnie D. Schnell	63	Chief Executive Officer, Chief Financial Officer and Director
David Ellis (2)	48	Director
Mark J. Hughes (2)	40	Director
Michael Francis Snyder (2)	59	Director
Other Executive Officers:
Larry Dyne (3)	39	President
James E. Reeder	54	Vice President, Corporate Controller

(1)	Messrs. Dyne and Schnell were elected by holders of Common Stock, and the seats they occupy on the Board will be filled by a vote of the holders of Common Stock, voting as a separate class.
(2)
Messrs. Ellis, Hughes and Snyder were appointed by the sole holder of Series B Preferred Stock, and the seats they occupy on the Board will be filled by a vote of the holders of Series B Preferred Stock, voting as a separate class.

(3)	Mark Dyne and Larry Dyne are brothers.

Directors:

Mark Dyne
Mr. Dyne has served as Chairman of the Board of Directors since 1997.  Mr. Dyne currently serves as the Chief Executive Officer and the Managing Partner of Europlay Capital Advisors, LLC, a merchant banking and advisory firm.  Mr. Dyne previously served on the Board of Directors of Skype Global S.a.r.l. the world’s leader in V.O.I.P. communications as well as Atrinsic, Inc. Mr. Dyne also served as Chairman and Chief Executive Officer of Sega Gaming Technology Inc. (USA), a gaming company, and Chairman and Chief Executive Officer of Virgin Interactive Entertainment Ltd., based in London, England. Mr. Dyne was a founder of Packard Bell NEC Australia Pty. Ltd., and he was a founder and former director of Sega Ozisoft Pty Ltd. Mr. Dyne was nominated to our board of directors for his extensive domestic and international management experience, and knowledge of associated industry practices and trends.

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

Mark J. Hughes
Mark J. Hughes has served on our Board of Directors since July 2010. Mr. Hughes currently serves as a Managing Director at The Comvest Group, a private investment firm focused on providing equity and debt capital to lower middle-market companies. From July 2005 until joining ComVest, Mr. Hughes was a Managing Director at Tejas Securities Group, an investment and merchant bank focused on distressed debt, high yield and special situations. From March 1998 to June 2005, Mr. Hughes served as a Managing Director in the Investment Banking Group and an Equity Research Analyst at C.E. Unterberg, Towbin, an investment bank that specialized on advising, financing and investing in middle-market healthcare and technology companies. From 1996 to 1998, Mr. Hughes worked in Global Markets as a Foreign Exchange Analyst at Deutsche Bank.  Prior to Deutsche Bank, Mr. Hughes spent three years as a Senior Auditor in the Hedge Fund and Broker Dealer Practice of Goldstein, Golub, & Kessler, LLC. Mr. Hughes was a CPA and received his B.S. from Rutgers College, Rutgers School of Business. Mr. Hughes was nominated to our board of directors for his extensive experience in private equity, capital markets, mergers and acquisitions, and corporate finance matters, and his leadership skills enable him to provide support to the Company in areas of operations, finance, and strategy.

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

Board Composition and Nominations

On July 30, 2010, we entered into a Recapitalization Agreement with CVC California, LLC, pursuant to which we issued to CVC an aggregate of 407,160 shares of a newly created senior series of preferred stock, designated Series B Convertible Preferred Stock, in payment of the full amount of the debt owed by us to CVC under our Loan Agreement with CVC.  Each share of Series B Preferred Stock is convertible into 100 shares of Common Stock.  The Series B Preferred Stock has other rights, preferences, privileges and restrictions, including a liquidation preference, redemption rights and class voting rights, which are summarized in Note 5 in the accompanying Notes to Consolidated Financial Statements.

In connection with the Recapitalization Agreement our Board of Directors was reconfigured to consist of five members, with three members designated by the Series B Preferred Stockholders to serve as Series B Directors.

Concurrently with execution of the Recapitalization Agreement, we entered into a Stockholders Agreement with CVC, and with Lonnie D. Schnell, Chief Executive Officer, Chief Financial Officer and a member of our Board of Directors, and Larry Dyne, our President, providing for, among other agreements, the following with respect to election of directors:

•
CVC agreed that in connection with any director nominees to be submitted to holders of our common stock for election at a stockholders’ meeting, a committee of our Board comprised solely of directors then serving on the Board who were not elected or appointed by holders of Series B Preferred Stock, acting by majority vote, shall have the right to designate all of the Board’s nominees for director to be elected by holders of our Common Stock; and

•
CVC agreed that in connection with any election of directors submitted to our stockholders for election at a stockholders’ meeting, CVC will attend the stockholders’ meeting, in person or by proxy, and vote (or cause to be voted) all of CVC’s shares of our voting stock in favor of the Board’s nominees for director.

Audit Committee and Audit Committee Financial Expert

The Company is not a “listed company” under SEC rules and is therefore not required to have a separate audit committee comprised of independent directors.  Our full Board of directors performs the functions of the audit committee.  The Company has, however, determined that as of December 31, 2011, each of Mssrs. Ellis and Snyder is “independent” as that term is defined in Section 5605 of the NASDAQ Marketplace Rules applicable to companies listed on The NASDAQ Stock Market, and has also determined that each of Messrs. Dyne, Schnell, Ellis and Snyder is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Executive officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2011, all of our executive officers, directors and greater-than-ten percent shareholders complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethical Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to our other employees and directors generally.  A copy of our Code of Ethical Conduct is filed as an exhibit to our Annual Report on Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The compensation committee of the Board was previously responsible for determining the compensation to be paid to our officers and directors, with recommendations from management as to the amount and/or form of such compensation.  Since the elimination of the compensation committee on July 30, 2010, the full Board of Directors now performs this function.  While our Board may utilize the services of consultants in determining or recommending the amount or form of executive and director compensation, we do not at this time employ consultants for this purpose, and not employ compensation consultants at any time during 2011.

Our executive compensation program is administered by the Board of Directors.  The Board of Directors is responsible for, among other functions: (1) reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer’s compensation and evaluating the performance of the Chief Executive Officer in light of these corporate goals and objectives; (2) administering our incentive-compensation and equity based plans; and (3)  negotiating, reviewing and recommending the annual salary, bonus, stock options and other benefits, direct and indirect, of the Chief Executive Officer,  and other current and former executive officers.  The Board of Directors also has the authority to select and/or retain outside counsel, compensation and benefits consultants, or any other consultants to provide independent advice and assistance in connection with the execution of its responsibilities.

Our named executive officers for 2011 were as follows:

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

Compensation Philosophy

Our executive compensation program is designed to drive company performance to maximize shareholder value while meeting our needs and the needs of our employees.  The specific objectives of our executive compensation program include the following:

•	Alignment – to align the interests of executives and stockholders through equity-based compensation awards;

•	Retention – to attract, retain and motivate highly qualified, high performing executives to lead our continued growth and success; and

•	Performance – to provide rewards commensurate with performance by emphasizing variable compensation that is dependent upon the executive’s achievements and company performance.

In order to achieve these specific objectives, our executive compensation program is guided by the following core principles:

•	Rewards under incentive plans are based upon our short-term and longer-term financial results and increasing stockholder value;

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

•
Our executive compensation program places a strong emphasis on performance-based variable pay to ensure a high pay-for-performance culture.  Annual performance of our company, primarily in terms of performance measured by an adjusted earnings before interest, taxes, depreciation and amortization for the year, and the executive are taken into account in determining annual bonuses that ensures a high pay-for-performance culture.

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

Base Salary

Base salary provides executives with a steady income stream and is based upon the executive’s level of responsibility, experience, individual performance and contributions to our overall success. Competitive base salaries, in conjunction with other pay components, enable us to attract and retain highly talented executives.  The Board of Directors typically sets base salaries for our senior executives at market levels. However, base salaries will vary in practice based upon an individual’s performance, individual experience and negotiations and for changes in job responsibilities.

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

Equity Incentives

Equity incentives are intended to align senior executive and stockholder interests by linking a meaningful portion of executive pay to long-term stockholder value creation and financial success over a multi-year period.  Equity incentives are also provided to our executives to attract and enhance the retention of executives and other key employees and to facilitate stock ownership by our senior executives. The Board of Directors also considers individual and company performance when determining long-term incentive opportunities.

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

In order to preserve the morale and productivity and encourage retention of our key executives in the face of the disruptive impact of an actual or rumored change in control, we provide a bridge to future employment in the event that an executive’s job is eliminated as a consequence of a change in control.  This provision is intended to align executive and stockholder interests by enabling executives to consider corporate transactions that are in the best interests of the stockholders and other constituents without undue concern over whether the transactions may jeopardize the executive’s own employment.  Our employment agreements with our current named executive officers provide a lump sum payment and benefits continuation as a result of an involuntary termination without cause or for good reason following a change in control, plus accelerated vesting of stock or option awards.

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

Process for Setting Executive Compensation

When making pay determinations for named executive officers, the Board of Directors considers a variety of factors including, among others: (1) actual company performance as compared to pre-established goals, (2) overall company performance and size relative to industry peers, (3) individual executive performance and expected contribution to our future success, (4) changes in economic conditions and the external marketplace and (5) in the case of named executive officers, other than Chief Executive Officer, the recommendation of our Chief Executive Officer.  Ultimately, the Board of Directors uses its judgment when determining how much to pay our executive officers.  The Board of Directors evaluates each named executive officer’s performance during the year against established goals, leadership qualities, business responsibilities, current compensation arrangements and long-term potential to enhance stockholder value.  The opinions of outside consultants may also taken into consideration in deciding what salary, bonus, long-term incentives and other benefits and severance to give each executive in order to meet our objectives stated above. The Board of Directors considers compensation information from data gathered from annual reports and proxy statements from companies that the Board of Directors generally considers comparable to us; compensation of other company employees for internal pay and equity purposes; and levels of other executive compensation plans from compensation surveys.

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

Factors Considered

In administering the compensation program for senior executives, including named executive officers, the Board of Directors considers the following:

•
Cash versus non-cash compensation.  The pay elements are cash-based except for the long-term incentive program, which may be cash-based, equity-based, or a combination.  In 2010, long-term incentive compensation included significant grants or restricted stock units to our Chief Executive Officer and to our President, which grants were made in connection with the recapitalization transaction that closed in July 2010;

•	Prior year’s compensation. The Board of Directors considers the prior year’s bonuses and long-term incentive awards when approving bonus payouts or equity grants;

•
Adjustments to Compensation. On an annual basis, and in connection with setting executive compensation packages, the Board of Directors reviews our operating income growth, earnings before interest and taxes growth, earnings per share growth, cash flow growth, operating margin, revenue growth and total stockholder return performance.  In addition, the Board of Directors considers peer group pay practices, emerging market trends and other factors.  No specific weighing is assigned to these factors nor are particular targets set for any particular factor.  Total compensation from year to year can vary significantly based on our and the individual executive’s performance; and

•	Application of discretion. It is our policy and practice to use discretion in determining the appropriate compensation levels considering performance.

REPORT OF COMPENSATION COMMITTEE

The full Board of Directors performs the functions of a compensation committee and is responsible for considering and making decisions regarding executive compensation and is responsible for administering our stock option and executive incentive compensation plans.

The Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis included in this report.  Based on the review and discussion with management, the Board of Directors has determined that the Compensation Discussion and Analysis should be included in the Company’s Annual Report on Form 10-K.

Board of Directors
Mark Dyne
Lonnie D. Schnell
David Ellis
Mark J. Hughes
Michael Francis Snyder

March 26, 2012

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, as to each person serving as Chief Executive Officer and Chief Financial Officer during 2011 and the two mostly highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer at the end of the 2011 whose compensation exceeded $100,000 (referred to as “named executive officers”), information concerning all compensation earned for services to us in all capacities for 2009, 2010 and 2011.

	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
Lonnie D. Schnell
Chief Executive Officer	2011	$349,519	$80,436	$-	$-	$-	$39,288	$469,243
and Chief Financial	2010	324,615	-	1,143,344	-	162,500	31,668	1,662,127
Officer	2009	310,573	-	-	51,418	94,000	25,643	481,634
Larry Dyne
President	2011	324,519	75,436	-	-	-	22,693	422,648
	2010	299,615	-	1,120,540	-	150,000	19,393	1,589,548
	2009	284,612	-	-	37,462	71,000	16,345	409,419
James E. Reeder
Vice President,	2011	175,000	15,000	-	9,091	-	20,470	219,561
Corporate Controller	2010	171,539	45,000	-	-	-	15,868	232,407
	2009	100,439	-	-	18,920	22,500	6,512	148,371

(1)
Bonus compensation consists of discretionary annual cash bonuses and cash awarded to the named executives based upon performance.  Bonuses are reported for the year in which they were earned, and are generally paid in the first quarter of the subsequent year.

(2)
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

(3)
Non-equity incentive plan compensation for 2010 consists of awards from the EBITDA Bonus Plan, a cash incentive plan, which was established pursuant to our employment agreements with Mr. Schnell and Mr. Dyne signed on July 30, 2010. Non-equity incentive plan compensation for 2009 consists of awards to the named executive officers under the Management Incentive Plan, a cash incentive plan, which was established pursuant to our 2008 employment agreements with Mr. Schnell and Mr. Dyne for these and other executives. Incentives are reported in the year earned, and are paid in accordance with their terms in the subsequent year.

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

(4)	All other compensation consists of the following (amounts in dollars):

	Year	Health and medical insurance (a)	Life and disability insurance (b)	401k contribution (c)	Automobile allowances	Total

Lonnie D. Schnell	2011	$27,727	$301	$1,000	$10,260	$39,288
	2010	21,397	301	1,000	8,970	31,668
	2009	17,802	301	-	7,540	25,643

Larry Dyne	2011	15,438	4,084	1,000	2,171	22,693
	2010	11,588	4,025	1,000	2,780	19,393
	2009	9,938	4,000	-	2,407	16,345

James E. Reeder	2011	19,169	301	1,000	-	20,470
	2010	14,567	301	1,000	-	15,868
	2009	5,362	150	1,000	-	6,512
(a)	Includes payments of medical premiums.
(b)	Includes executive and group term life and disability insurance.
(c)	Represents our contribution to 401k programs.

Executive Compensation

Chief Executive Officer and Chief Financial Officer. The 2010 and 2011 base salary and other compensation for Lonnie Schnell, our Chief Executive Officer was determined in accordance with our employment agreements with him. The terms and conditions established in this agreement were the result of our consideration of our operating performance levels, at the time of entering into the agreement and for prior periods, comparative industry compensation levels and negotiations with Mr. Schnell. The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding shareholder value.  Accordingly, the base compensation was established near minimum industry levels for the same role in comparable companies, and on July 30, 2010 Mr. Schnell was granted a restricted stock unit award (“RSU Award”) for 5,778,500 shares of our common stock.  The RSU Award vested 50% on a date which was 13 months following the grant date, and vests an additional 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to full acceleration of vesting upon a change in control of the Company, as defined in the RSU Award agreement. The settlement of vested shares under the RSU Award is subject to non-revocable deferral elections delivered by Mr. Schnell. In addition to the long-term equity incentive, Mr. Schnell was entitled to receive an annual cash bonus in 2010 and 2011 in an amount equal to a percentage of his base salary upon Talon achieving actual adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) within a range, starting at 80%, of target adjusted EBITDA.

The EBITDA bonus award under Mr. Schnell’s employment agreement for 2010 and 2011 is shown in the table above as non-equity incentive plan compensation. The target EBITDA was not achieved for 2011, and therefore no non-equity incentive plan compensation was earned.  However, Mr. Schnell was awarded a discretionary incentive cash bonus for 2011, shown in the table above under Bonus, based on the performance of the Company and Mr. Schnell’s individual performance and contributions.

 In 2009, a cash incentive, referred to as the Management Incentive Program (“MIP”), was established as provided in Mr. Schnell’s employment agreement setting aside 12% of our EBITDA, and selected expenses associated with non-operating charges, for annual bonus awards to him and the other senior executives.  The MIP fund awards are shown in the table above as non-equity incentive plan compensation.

In 2009, Mr. Schnell was awarded (a) a 10-year non-qualified stock option to purchase 700,000 shares of common stock, which option was immediately vested and has an exercise price of $0.09 per share, and (b) a promissory note in the principal sum of $35,000, which note accrued interest at the rate of 6.0% per annum from April 16, 2009 and matures on the earlier of December 31, 2011 and a date that is ten business days following the date Mr. Schnell’s employment with us terminates for any reason.  The 2008 annual incentive bonuses awarded to Mr. Schnell in the form of options and a promissory note were paid in 2009 in satisfaction of all bonus amounts to which he was entitled for fiscal 2008 in accordance with his employment agreement, including $53,230 in bonus payments for Mr. Schnell previously reported as 2008 non-equity incentive plan compensation our 2008 Annual Report on Form 10-K.

President. The 2010 and 2011 base salary and other compensation for Larry Dyne, our President was determined in accordance with our employment agreements with him. The terms and conditions established in this agreement were the result of our consideration of our operating performance levels at the time of entering into the agreements and for prior periods, comparative industry compensation levels and negotiations with Mr. Dyne.  The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding shareholder value.  Accordingly, the base compensation was established near minimum industry levels for the same role in comparable companies, and on July 30, 2010 Mr. Dyne was granted a RSU Award for 5,778,500 shares of our common stock.  The RSU Award vested 50% on a date which was 13 months following the grant date, and vests an additional 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to full acceleration of vesting upon a change in control of our Company, as defined in the RSU Award agreement. The settlement of vested shares under the RSU Award is subject to non-revocable deferral elections delivered by Mr. Dyne. In addition to the long term incentive, Mr. Dyne was entitled to receive an annual cash bonus in 2010 and 2011 in an amount equal to a percentage of his base salary upon Talon achieving actual adjusted EBITDA within a range, starting at 80%, of target adjusted EBITDA.

The EBITDA bonus award under Mr. Dyne’s employment agreement for 2010 and 2011 is shown in the table above as non-equity incentive plan compensation.  The target EBITDA was not achieved for 2011, and therefore no non-equity incentive plan compensation was earned.  However, Mr. Dyne was awarded a discretionary incentive cash bonus for 2011, shown in the table above under Bonus, based on the performance of the Company and Mr. Dyne’s individual performance and contributions.

For 2009, Mr. Dyne was eligible to participate in the MIP annual cash incentive plan, and was awarded a 10-year non-qualified stock option to purchase 510,000 shares of our common stock, which option was immediately vested and has an exercise price of $0.09 per share.  The 2008 annual incentive bonuses awarded to Mr. Dyne in the form of this option grant were paid in satisfaction of all bonus amounts to which he was entitled for fiscal 2008 in accordance with his employment agreement, including $40,000 in bonus payments for Mr. Dyne previously reported as 2008 non-equity incentive plan compensation in our 2008 Annual Report on Form 10-K.

Vice President, Corporate Controller. The 2010 and 2011 compensation for James E. Reeder, our Vice President, Corporate Controller was in accordance with our at-will employment agreement with him.  The terms and conditions established in this agreement were the result of our consideration of our operating performance levels, compensation levels for our previous corporate controller, comparative industry compensation levels and negotiations with Mr. Reeder.  The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding shareholder value.  Accordingly, the base compensation was established near minimum industry levels for the same role in comparable companies. Cash bonus is a discretionary bonus award based on performance.

 In 2011 and 2009, long-term equity in the form of options for 100,000 and 200,000 shares of common stock, respectively, were granted to Mr. Reeder as an inducement to maximize performance and increase stockholder value. The option grants were established to vest monthly over a four-year term, after a minimum initial term of twelve months, to coincide with the objectives of our strategic plan. Mr. Reeder was a participant in the Management Incentive Plan for 2009.  During the first year of employment, a bonus of not less than $20,000 was guaranteed in the employment agreement. Bonuses for 2010 and 2011 are discretionary incentive bonuses awarded based on the performance of the Company and Mr. Reeder’s individual performance and contributions.

Grants of Plan-Based Awards in Fiscal 2011

The following table provides information about equity-awards granted to each named executive officer in 2011.

Name	Grant Date (1)	Approval Date(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/SH) (3)	Market Price on Grant Date ($/SH) (3)	Grant Date Fair Value of Option Awards ($)(4)
James E. Reeder	1/13/11	1/6/11	100,000	$0.10	$0.09	$9,091

(1)
The grant date of an option award is the date that the Board of Directors fixes as the date the recipient is entitled to receive the award.  The approval date is the date that the Board of Directors approves the award. Our policy is to set the exercise price of options as the average market price of the Company’s stock for the five trading days following the date of approval of the grant, and the actual grant date is the last day of such five day period.

(2)	Option awards have a 10 year term and vests over a four-year period.

(3)
The exercise price of option awards may differ from the market price on the date of grant.  The exercise price of options granted in 2011 is equal to the average closing sales prices of our common stock for the five trading days prior to and including the grant date, as reported on the OTCQB, while the market price on the date of grant is the closing price of our common stock on that date.

(4)	The grant date fair value is generally the amount we would expense in our financial statements over the award’s service period, but does not include a reduction for forfeitures.

Outstanding Equity Awards at Fiscal Year 2011

The following table provides information with respect to outstanding stock options and stock awards held by each of the named executive officers as of December 31, 2011.

		Option Awards					RSU Stock Awards
		Number of Securities Underlying Unexercised Options			Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Name	Grant Date	(#) Exercisable	(#) Unexercisable
Lonnie D. Schnell	6/25/08	900,000	-		$0.20	06/24/18
	8/6/09	700,000	-		$0.09	8/6/19
	7/30/10						2,889,250	317,818
Larry Dyne	6/25/08	700,000	-		$0.20	06/24/18
	8/6/09	510,000	-		$0.09	8/6/19
	7/30/10						2,889,250	317,818
James E. Reeder	6/1/09	125,000	75,000	(1)	$0.11	6/1/19
	1/13/11	-	100,000	(1)	$0.10	1/13/21

(1)
These options vest and become exercisable with respect to 25% of the total options shares at the end of one year from the date of the grant and the remaining shares shall become exercisable in 36 monthly installments equal to 1/48th of the Option shares on the last day of each calendar month thereafter until fully exercisable.

(2)
Each RSU original award of 5,778,500 vests 50% on a date which is 13 months following the grant date, and 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to partial acceleration of vesting as part of the executives’ severance benefits and full acceleration of vesting upon a change in control of the Company, as defined in the RSU Award agreement. Issuance of the common shares upon settlement of the vested portion of the RSU Award is subject to irrevocable deferral elections delivered by the recipients.

(3)	Based on the closing price of the Common Stock on December 31, 2011 of $0.11, as reported by the OTCQB.

Options Exercises and Stock Vested in Fiscal Year 2011

The following table provides information with respect restricted stock award vesting for each of the named executive officers during 2011.  There were no options exercised by named executive officers during 2011.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(1)(2)
Lonnie D. Schnell	2,889,250	$288,925
Larry Dyne	2,889,250	$288,925

(1)
The shares shown in the table above indicate shares that vested under the RSU Awards on August 30, 2011.  Pursuant to deferral elections made by both Mr. Schnell and Mr. Dyne, each of them elected to defer receipt of the common shares to be issued upon settlement of these vested RSU Awards as follows: 300,000 shares on August 30, 2011; 172,150 shares on July 30, 2012; 172,150 shares on Jan. 30, 2013; 422,150 shares on July 30, 2013; 422,150 shares on Jan. 30, 2014 and 1,400,650 shares on July 30, 2014, in each case subject to earlier settlement in the event of a change of control or the death of the reporting person.

(2)	Based on the closing price of the Common Stock on August 20, 2011 of $0.10, as reported by the OTCQB

Employment Agreements, Termination of Employment and Change of Control Arrangements

Employment Agreements

We have entered into the following employment agreements with Lonnie D. Schnell and Larry Dyne.  Mr. Reeder does not have an employment agreement.

Lonnie D. Schnell, Chief Executive Officer and Chief Financial Officer.  In connection with the Recapitalization Agreement, on July 30, 2010, we entered into an Executive Employment Agreement with Mr. Schnell.  Mr. Schnell’s employment agreement provides that he will continue to serve as our Chief Executive Officer.  The employment agreement has a term continuing through December 31, 2013, and may be extended to December 31, 2014.  Pursuant to this agreement, Mr. Schnell received an annual base salary of $325,000 for the period starting on July 30, 2010 through December 31, 2010.  Starting on January 1, 2011 through the remainder of the term of this agreement, Mr. Schnell’s annual base salary will be $350,000.  Such base salary may be increased, but not decreased, at the discretion of the Board.  Mr. Schnell will be entitled to receive an annual cash bonus in an amount equal to a percentage of his base salary upon Talon achieving actual adjusted EBITDA within a range, starting at 80%, of target adjusted EBITDA.

Mr. Schnell is entitled to an auto allowance of $1,000 per month, and reimbursement of up to $10,000 for legal fees incurred in connection with the negotiation of his employment agreement.  In the event that prior to the end of the term, Mr. Schnell’s employment is terminated by us “without cause” (as defined in the agreement), by Mr. Schnell for “good reason” (as defined in the agreement) or due to Mr. Schnell’s death or disability, then conditional upon his execution of a release of claims, Mr. Schnell or his estate will be entitled to receive, in addition to all accrued salary, (i) severance payments equal to 18 months of Mr. Schnell’s base salary (ii) all options issued to Mr. Schnell shall remain outstanding for 18 months following termination, and (iii) continued medical coverage for Mr. Schnell and his dependents for 18 months following termination.

Larry Dyne, President. In connection with the Recapitalization Agreement, on July 30, 2010, we entered into an Executive Employment Agreement with Mr. Dyne.  Mr. Dyne’s employment agreement provides that he will continue to serve as our President.  The employment agreement has a term continuing through December 31, 2013, and may be extended to December 31, 2014.  Pursuant to this agreement, Mr. Dyne received an annual base salary of $300,000 for the period starting on July 30, 2010 through December 31, 2010.  Starting on January 1, 2011 through the remainder of the term of this agreement, Mr. Dyne’s annual base salary will be $325,000.  Such base salary may be increased, but not decreased, at the discretion of the Board. Mr. Dyne will be entitled to receive an annual cash bonus in an amount equal to a percentage of his base salary upon Talon achieving actual adjusted EBITDA within a range, starting at 80%, of target adjusted EBITDA.

Mr. Dyne is entitled to an auto allowance of $950 per month, and reimbursement of up to $10,000 for legal fees incurred in connection with the negotiation of his employment agreement.  In the event that prior to the end of the term, Mr. Dyne’s employment is terminated by us “without cause” (as defined in the agreement), by Mr. Dyne for “good reason” (as defined in the agreement) or due to Mr. Dyne’s death or disability, then conditional upon his execution of a release of claims, Mr. Dyne or his estate will be entitled to receive, in addition to all accrued salary, (i) severance payments equal to 18 months of Mr. Dyne’s base salary,  (ii) all options issued to Mr. Dyne shall remain outstanding for 18 months following termination, and (iii) continued medical coverage for Mr. Dyne and his dependents for 18 months following termination.

Potential Severance Payments

Under the Executive Employment Agreements described above, Messrs. Schnell and Dyne will be entitled to receive  severance benefits in the event that the executive’s employment is terminated due to executive’s death or disability, by us without “cause” or by the executive for “good reason.”  The following table sets forth severance payments and benefits that we would have been obligated to pay to Messrs. Schnell and Dyne assuming a triggering event had occurred under each of their respective employment agreements as of December 31, 2011 as follows:

Name	Cash Severance Payment ($)(1)	Bonus ($)	Continuation of Health Benefits ($)	Total Severance Benefits ($)
Lonnie D. Schnell	587,622	70,000	38,587	696,209
Larry Dyne	544,550	65,000	19,910	629,460

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

Potential Change in Control Payments

Each RSU Award to Messrs. Schnell and Dyne will vest 100% upon a change in control of our Company, as defined in the RSU Award agreement. In addition, in accordance with their deferral elections, the entire vested portion of the RSU Award subject to a deferral will be immediately settled in common shares upon a change in control transaction. The following table sets forth the change in control benefits that we would have been obligated to pay to our named executive officers assuming a change of control had occurred as of December 31, 2011.

Name	Value of Acceleration of Vesting of Equity Awards ($)(1)
Lonnie D. Schnell	317,818
Larry Dyne	317,818

(1)	Based on the closing price of the Common Stock on December 31, 2011 of $0.11, as reported by the OTCQB.

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

The following table details the total compensation earned by our non-employee directors in 2011.

Name	Fees earned or paid in cash	Option awards (3)	Total
Mark Dyne (1)	$20,000	$8,918	$28,918
David Ellis (2)	14,500	8,918	23,418
Mark J. Hughes (2)	15,500	8,918	24,418
Michael Francis Snyder (2)	15,500	8,918	24,418
Total	$65,500	$35,672	$101,172

(1)	As of December 31, 2011, Mr. Mark Dyne held options to purchase a total of 240,000 shares.

(2)	As of December 31, 2011, each of the Messrs. Ellis, Hughes and Snyder held options to purchase a total of 100,000 shares.

(3)	The grant date fair value is generally the amount we would expense in our financial statements over the award’s service period, but does not include a reduction for forfeitures.

Our current policy, adopted as of January 1, 2011, is to pay non-employee directors $1,000 for their personal attendance at any meeting of the Board of Directors and $500 for attendance at any telephonic meeting of the Board of Directors.  We will also pay non-employee directors an annual retainer of $10,000 for Board service.  The Chairman of the Board will receive an annual retainer of $15,000 for Board service. Our Board of Directors does not have standing audit, compensation or nominating committees.  The Board of Directors handles all audit, compensation and nominating committee matters.  We also reimburse directors for their reasonable travel expenses incurred in attending board meetings.

In addition, our current policy is to annually grant to each non-employee director an option to purchase 100,000 shares of our common stock, which will vest in 12 equal monthly installments. On January 13, 2011, we issued 100,000 options to each of the Messrs. Mark Dyne, David Ellis, Mark J. Hughes and Michael Francis Snyder, which become exercisable in 12 equal monthly installments, and was fully vested one year from the date of grant.

Risk Assessment Regarding Compensation Policies and Practices

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on Talon.  Our base salary component of compensation does not encourage risk-taking because it is a fixed amount.  Our executive bonus plan for senior executives and our equity compensation awards have the following risk-limiting characteristics:

•
Cash awards to each executive officer under management incentive bonus plans are set in a market range and are limited by the terms of the plan for senior executives to a fixed maximum specified in the plan;

•	Equity and discretionary cash awards are made based on a review of a variety of indicators of performance, thus diversifying the risk associated with any single indicator of performance;

•	Neither cash nor equity awards are not tied to formulas that could focus executives on specific short-term outcomes;

•
Members of the Board of Directors approve the final cash incentive awards made under the executive bonus plan for senior executives in their discretion, after the review of executive and corporate performance;

•	Members of the Board of Directors approve all equity awards for senior executives in their discretion; and

•	An equity award’s value is delivered in the form of stock and options that vest over multiple years, which aligns the interests of executive officers to long-term stockholder interests.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2011 regarding equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	6,142,100	$0.22	1,400,625
Equity compensation plans not approved by security holders	10,957,000	-	-

Equity compensation plans not approved by security holders consist of restricted stock units awarded to certain executives in 2010.  Upon entering into employment agreements on July 30, 2010, each of Lonnie Schnell and Larry Dyne were granted a restricted stock unit award for 5,778,500 shares of our common stock.  Each RSU Award vested 50% on the date that was 13 months following the grant date, and vests an additional 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to full acceleration of vesting upon a change in control of our Company, as defined in the RSU Award agreement. On August 30, 2010, Messrs. Schnell and Dyne elected to defer the settlement in common shares of 5,178,500 total units vested under the RSU Awards beyond the vesting dates.  On August 30, 2011, based on the deferral schedules. 600,000 common shares were issued in settlement of a portion of the vested units under the RSU Awards.  On January 30, 2012, based on the deferral schedules, an additional 900,000 common shares were issued in settlement of a portion of the vested units under the RSU Awards.

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

Security Ownership of Certain Beneficial Owners and Management

The following table presents information regarding the beneficial ownership of our common stock as of March 26, 2012:

•	each person who is known to us to be the beneficial owner of more than 5% of our outstanding common Stock;
•	each of our current directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares.  Each share of our Series B Preferred Stock is convertible into one hundred shares of our Common Stock at the discretion of the holder.  Accordingly, a holder of one share of our Series B Preferred Stock is deemed to be the beneficial owner of one hundred shares of our Common Stock for purposes of the table below.  Shares of Common Stock underlying warrants or options currently exercisable or exercisable within sixty (60) days of the date of this information are deemed outstanding for purposes of computing the percentage ownership of the person holding such warrants or options but are not deemed outstanding for computing the percentage ownership of any other person. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at March 26, 2012.  Unless otherwise indicated, the persons named in this table have sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

As of March 26, 2012, we had 21,900,808 shares of Common Stock and 407,160 shares of Series B Preferred Stock issued and outstanding.  The address of each person listed is in our care, at 21900 Burbank Boulevard, Suite 270, Woodland Hills, California 91367, unless otherwise set forth below such person’s name.

	Common Stock		Series B Preferred Stock		% of Total Voting
Name of Beneficial Owner	Shares	%	Shares	%	Power

Executive Officers and Directors:
Lonnie D. Schnell (1)	2,475,000	10.5	--	--	3.9
Larry Dyne (2)	2,089,600	9.0	--	--	3.3
Mark Dyne (3)	1,075,667	4.9	--	--	1.7
James E. Reeder (4)	256,250	1.2	--	--	*
Mark J. Hughes (5)	100,000	*	--	--	*
David Ellis (5)	100,000	*	--		*
Michael Francis Snyder (5)	100,000	*	--	--	*

Executive Officers and Directors as a Group (7 persons) (6)	6,196,517	24.4	--	--	9.4

5% Stockholders:
CVC California, LLC (7) 525 Okeechobee Blvd., Suite 1050 West Palm Beach, Florida 33401	1,750,000	8.0	407,160	100	67.8

*	Less than 1%.
(1)	Consists of (i) 875,000 shares of Common Stock and (ii) 1,600,000 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable.
(2)	Consists of (i) 879,600 shares of Common Stock and (ii) 1,210,000 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable.
(3)
Consists of (i) 835,667 shares of Common Stock and (ii) 240, 000 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

(4)
Consists of (i) 75,000 shares of Common Stock and (ii) 181,250 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

(5)	Includes 100,000 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.
(6)
Consists of (i) 2,665,267 shares of Common Stock and (ii) 3,531,250 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

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

Reportable Related Party Transactions

Other than the employment arrangements described elsewhere in this report and the transactions described below, since January 1, 2011, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds $120,000; and

•
in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Notes payable to related parties includes a note and associated interest due to Lonnie D. Schnell, our Chief Executive Officer and Chief Financial Officer. The note was issued on August 6, 2009 in partial satisfaction of 2008 annual incentive amounts to which Mr. Schnell was entitled. The balance of the note payable and accrued interest expense due to Mr. Schnell at December 31, 2011 and 2010 was $41,159 and $38,768, respectively, and the balance was paid in full subsequent to the year ending December 31, 2011.

Notes payable to related parties also included demand notes and advances to parties related to or affiliated with Mark Dyne, Chairman of our Board of Directors, a stockholder and the brother of our President.  The balance of demand notes payable and interest expense due to Mark Dyne and affiliated parties at December 31, 2011 and December 31, 2010 was $198,783 and $236,448, respectively.  On August 2, 2011 the Promissory Note dated as of June 30, 1991 in favor of Harold Dyne was paid in full, including accrued interest, in the aggregate amount of $44,340. Subsequent to the year ending December 31, 2011 the note in favor of Monto Holdings Pty, Ltd was paid in full, including accrued interest, in the aggregate amount of $199,798.

In March 2010, a consulting agreement with Diversified Consulting, LLC, a company owned by Mark Dyne expired.  Accrued consulting fees and related interest amounted to $0 and $164,761, as of December 31, 2011 and 2010, respectively, in consideration of the final payments under the agreement.  Consulting fees and related interest to Diversified Consulting, LLC amounted to $6,464, $63,194 and $401,568 for the years ended December 31, 2011, 2010, and 2009, respectively. On August 4, 2011 the balance of $83,725 due under this agreement was paid in full to Diversified Consulting, LLC.

Colin Dyne is a director, officer and significant stockholder of People’s Liberation, Inc., the parent company of Versatile Entertainment, Inc. and William Rast Sourcing (“PLI”). Also, Colin Dyne is the brother of both Mark Dyne, our Chairman of the board of directors and Larry Dyne, our President. We had sales to PLI during the years ended December 31, 2011, 2010 and 2009 of $142,530, $120,270 and $207,322, respectively.  Accounts receivable of $3,112 and $26,739 were outstanding from PLI at December 31, 2011 and 2010, respectively.

 In November 2009, we entered into an agreement with Colin Dyne to pay a commission equal to 7% of the collected revenues associated with the sales of products to a specific retail brand, with a portion of the commission earned applied to a then outstanding note receivable balance. During the years ended December 31, 2011, 2010 and 2009 commissions of $72,640, $172,506 and $13,269 were earned under this agreement, respectively, and for the year ended December 31, 2010 commissions of $27,057 were applied to the note receivable balance..  The Note Receivable from Related Party, net at December 31, 2009 represented the unsecured note and accrued interest receivable due from Colin Dyne, and included a valuation reserve for the full amount due. The note bore interest at 7.5% and was due on demand.  On June 29, 2010, we sold the Note Receivable with all of our rights, title and interest therein to an unrelated third party for cash proceeds of $275,000. The amount received was recorded as a recovery of bad debts.

Director Independence

Because our common stock is quoted on the OTCQB, we are not subject to the listing requirements of any securities exchange or Nasdaq regarding the independence of our directors.  However, we have determined that, as of December 31, 2011, each of Mssrs. Ellis and Snyder is “independent” as that term is defined in Section 5605 of the NASDAQ Marketplace Rules applicable to companies listed on The NASDAQ Stock Market. The other members of our Board of Directors are not “independent” under such rules.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Services Provided by the Independent Auditors

Our Board of Directors performed the functions of the audit committee and is responsible for the appointment, compensation, retention and oversight of the work of the independent auditors.

SingerLewak LLP served as our independent registered public accounting firm for each of the fiscal years ended December 31, 2011, 2010 and 2009.

Audit Fees - The aggregate fees billed by our independent registered public accounting firm for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q or services that are normally provided in connection with statutory and regulatory filings were $326,000 for fiscal year 2011, $310,000 for fiscal year 2010 and $370,000 for fiscal year 2009.

Audit-Related Fees - No fees billed by our independent registered public accounting firm for professional services rendered for assurance and related services reasonably related to the performance of the audit or review of our financial statements (other than those reported above) for fiscal years 2011, 2010 and 2009.

Tax Fees - The aggregate fees billed by our independent registered public accounting firm for professional services rendered for tax compliance, tax advice and tax planning were $31,000 for fiscal year 2011, $59,000 for fiscal year 2010 and $37,000 for fiscal year 2009.

All Other Fees – The aggregate fees billed by our independent public registered accounting firm for services rendered to us other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” were $0 for fiscal year 2011, $24,000 for fiscal year 2010 and $5,000 for fiscal year 2009 which was primarily related governmental regulations not related to our annual or quarterly financial statements.

The Board of Directors approved all of the foregoing services provided by SingerLewak LLP.

Policy Regarding Pre-Approval of Services Provided by the Independent Auditors

The Board of Directors has established a general policy requiring its pre-approval of all audit services and permissible non-audit services provided by the independent auditors, along with the associated fees for those services. For both types of pre-approval, the Board of Directors considers whether the provision of a non-audit service is consistent with the SEC’s rules on auditor independence, including whether provision of the service (1) would create a mutual or conflicting interest between the independent auditors and us, (2) would place the independent auditors in the position of auditing its own work, (3) would result in the independent auditors acting in the role of management or as our employee, or (4) would place the independent auditors in a position of acting as an advocate for us.  Additionally, the Board of Directors considers whether the independent auditors are best positioned and qualified to provide the most effective and efficient service, based on factors such as the independent auditors’ familiarity with our business, personnel, systems or risk profile and whether provision of the service by the independent auditors would enhance our ability to manage or control risk or improve audit quality or would otherwise be beneficial to us.

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

(3)  Exhibits

See Exhibit Index attached to this Annual Report on Form 10-K, which is incorporated herein by reference.

Schedule II – Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Year	Additions (Adjustments)	Deductions	Balance at End of Year
2011
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	$133,000	$32,000	$112,000	$53,000
Reserve for inventory valuation deducted from inventories on the balance sheet	884,000	(36,000)	363,000	485,000
Valuation reserve deducted from Deferred tax assets	9,397,000	541,000	744,000	9,194,000
	$10,414,000	$537,000	$1,219,000	$9,732,000
2010
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	$232,000	$(76,000)	$23,000	$133,000
Allowance for doubtful accounts deducted from related party in the balance sheet	674,000	(275,000)	399,000	-
Reserve for inventory valuation deducted from inventories on the balance sheet	1,185,000	106,000	407,000	884,000
Valuation reserve deducted from Deferred tax assets	24,145,000	1,088,000	15,836,000	9,397,000
	$26,236,000	$843,000	$16,665,000	$10,414,000
2009
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	$217,000	$122,000	$107,000	$232,000
Allowance for doubtful accounts deducted from related party in the balance sheet	474.000	200,000	-	674,000
Reserve for inventory valuation deducted from inventories on the balance sheet	1,211,000	61,000	87,000	1,185,000
Valuation reserve deducted from Deferred tax assets	23,469,000	676,000	-	24,145,000
	$25,371,000	$1,059,000	$194,000	$26,236,000

(1)
Additions to the allowance for doubtful accounts include provisions for uncollectible accounts.  Bad debt expense includes (and additions above exclude) net direct write-offs of approximately $4,000, $18,000 and $(2,000) for the years ended December 31, 2011, 2010 and 2009, respectively.  Additions to the inventory valuation reserve include current year provisions.  Additionally, in 2011, 2010 and 2009 there were direct write-offs of $243,000, $364,000 and $223,000, respectively.

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

Signature	Title	Date

/s/ Lonnie D. Schnell	Chief Executive Officer and Chief Financial Officer, Director (Principal Executive and Financial Officer)	March 26, 2012
Lonnie D. Schnell

/s/ James E. Reeder	Vice President, Corporate Controller (Principal Accounting Officer)	March 26, 2012
James E. Reeder

/s/ Mark Dyne	Chairman of the Board of Directors	March 26, 2012
Mark Dyne

/s/ David Ellis	Director	March 26, 2012
David Ellis

/s/ Mark J. Hughes	Director	March 26, 2012
Mark J. Hughes

/s/ Michael Francis Snyder	Director	March 26, 2012
Michael Francis Snyder

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on October 21, 1997, and the amendments thereto.
3.1.2
Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock.  Incorporated by reference to Exhibit A to the Rights Agreement filed as Exhibit 4.1 to Current Report on Form 8-K filed as of November 4, 1998.

3.1.3	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-KSB, filed March 28, 2000.
3.1.4	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1.3 to Form 8-K filed on August 4, 2006.
3.1.5	Certificate of Ownership and Merger. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 20, 2007.
3.1.6	Certificate of Designation of Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 5, 2010.
3.1.7	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 24, 2010.
3.2.1	Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to Form SB-2 filed on October 21, 1997, and the amendments thereto.
3.2.2	Certificate of Amendment to the Bylaws of Talon International, Inc., dated as of August 2, 2011. Incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 4, 2011.
4.1	Specimen Stock Certificate of Common Stock of Registrant. Incorporated by reference to Exhibit 4.1to Form SB-2 filed on October 21, 1997, and the amendments thereto.
4.2
Rights Agreement, dated as of November 4, 1998, between Registrant and American Stock Transfer and Trust Company as Rights Agent. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed as of November 4, 1998.

4.3	Form of Rights Certificate. Incorporated by reference to Exhibit B to the Rights Agreement filed as Exhibit 4.1 to Current Report on Form 8-K filed as of November 4, 1998.
10.1	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1to Form SB-2 filed on October 21, 1997, and the amendments thereto.

Exhibit Number	Exhibit Description

10.2 (2)	Amended and Restated 1997 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 13, 2006.
10.3 (2)	Form of Non-statutory Stock Option Agreement. Incorporated by reference to Exhibit 10.30 to Form SB-2 filed on October 21, 1997, and the amendments thereto.
10.4	Form of Investor Rights Agreements dated December 28, 2001. Incorporated by reference to Exhibit 99.4 to Form 8-K filed on January 23, 2002.
10.5 (1)	Intellectual Property Rights Agreement, dated April 2, 2002, between the Company and Pro-Fit Holdings, Ltd. Incorporated by reference to Exhibit 10.69 to Form 10-K/A filed on October 1, 2003.
10.6 (2)	2007 Stock Plan. Incorporated by reference to Exhibit 10.20 to the Form 10-K filed on April 25, 2008.
10.7
Revolving Credit and Term Loan Agreement dated June 27, 2007, by and between Tag-It Pacific, Inc. and Bluefin Capital, LLC.  Incorporated by reference to Exhibit 10.35 to Form 10-Q filed on August 14, 2007.

10.7.1	Amendment No. 1 to Loan Agreement dated July 30, 2007, by and between the Registrant and Bluefin Capital, LLC. Incorporated by reference to Exhibit 10.20 to the Form 10-K filed on April 25, 2008.
10.7.2	Amendment No. 2 to Loan Agreement dated November 19, 2007, by and between the Registrant and Bluefin Capital, LLC. Incorporated by reference to Exhibit 10.35.2 to Form 8-K filed on November 26, 2007.
10.7.3	Amendment No. 3 to Loan Agreement dated as of March 31, 2008, by and between the Registrant and Bluefin Capital, LLC. Incorporated by reference to Exhibit 10.21.3 to Form 10-Q filed on May 15, 2008.
10.7.4	Amendment No. 4 to Loan Agreement dated as of March 31, 2009, by and between the Registrant and CVC California, LLC. Incorporated by reference to Exhibit 10.19.4 to Form 10-Q filed on May 15, 2009.
10.7.5	Amendment No. 5 to Loan Agreement, dated June 30, 2010, between Registrant and CVC California, LLC. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 5, 2010.
10.7.6	Amendment No. 6 to Loan Agreement, dated July 30, 2010, between Registrant and CVC California, LLC. Incorporated by reference to Exhibit 10.3 to Form 8-K filed on August 5, 2010.
10.8
Guaranty Agreement, dated June 27, 2007, by Talon International, Inc., Tag-It, Inc., A.G.S. Stationary, Inc., Tag-It Pacific Limited, Tag-It Pacific (HK) Ltd., Tagit de Mexico, S.A. de C. V., Talon Zipper (Shenzhen) Company, Ltd., and Talon International, Pvt. Ltd. in favor of Bluefin Capital, LLC.  Incorporated by reference to Exhibit 10.36 to Form 10-Q filed on August 14, 2007.

Exhibit Number	Exhibit Description

10.9
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

10.10
Registration Rights Agreement, dated June 27, 2007, by Talon International, Inc., for the benefit of holders.  Incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-3 filed on August 10, 2007.

10.11 (2)	Amended and Restated Talon International, Inc. 2008 Stock Incentive Plan. Incorporated by reference to Exhibit 10.20 to Form 10-K filed on March 28, 2011.
10.12 (2)
Sales and Service Representative Agreement, dated November 13, 2009, between Talon International, Inc. and The Link Trading LLC.  Incorporated by reference to Exhibit 10.28 to Form 10-Q filed on November 13, 2009.

10.13	Recapitalization Agreement, dated June 30, 2010, between Registrant and CVC California, LLC. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 5, 2010.
10.14	Amended and Restated Revolving Credit Note, dated July 30, 2010, made by Registrant in favor of CVC California, LLC. Incorporated by reference to Exhibit 10.4 to Form 8-K filed on August 5, 2010.
10.15	Stockholders Agreement, dated July 30, 2010, among Registration, CVC California, LLC, Lonnie D. Schnell and Larry Dyne. Incorporated by reference to Exhibit 10.5 to Form 8-K filed on August 5, 2010.
10.16 (2)	Employment Agreement, dated July 30, 2010, between Registrant and Lonnie D. Schnell. Incorporated by reference to Exhibit 10.25 to Form 10-Q filed on August 8, 2011.
10.17 (2)	Employment Agreement, dated July 30, 2010, between Registrant and Larry Dyne. Incorporated by reference to Exhibit 10.26 to Form 10-Q filed on August 8, 2011.
10.18 (2)	Restricted Stock Unit Agreement, dated July 30, 2010, between Registrant and Lonnie D. Schnell. Incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 5, 2010.
10.19 (2)	Restricted Stock Unit Agreement, dated July 30, 2010, between Registrant and Larry Dyne. Incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 5, 2010.
14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 30, 2004.
21.1	Subsidiaries.
23.1	Consent of SingerLewak LLP.
24.1	Power of Attorney (included on signature page).

Exhibit Number	Exhibit Description

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
101.INS(3)	XBRL Instance
101.SCH(3)	XBRL Taxonomy Extension Schema
101.CAL(3)	XBRL Taxonomy Extension Calculation
101.DEF(3)	XBRL Taxonomy Extension Definition
101.LAB(3)	XBRL Taxonomy Extension Labels
101.PRE(3)	XBRL Taxonomy Extension Presentation

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