Form 10-Q
period 2012-03-31
TALON INTERNATIONAL, INC.
filed 2012-05-14
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012.

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

(818) 444-4100
(Registrant’s Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [ X  ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer [   ]     Accelerated filer [   ]      Non-accelerated filer [   ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

At May 11, 2012, the issuer had 21,900,808 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

INDEX TO FORM 10-Q

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,302,135	$5,749,341
Accounts receivable, net	3,450,064	3,777,771
Inventories, net	992,432	1,076,522
Prepaid expenses and other current assets	647,375	314,761
Total current assets	9,392,006	10,918,395

Property and equipment, net	1,045,115	1,092,609
Intangible assets, net	4,253,725	4,110,751
Other assets	301,706	236,411
Total assets	$14,992,552	$16,358,166

Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,065,745	$6,607,041
Accrued expenses	1,272,683	1,543,465
Notes payable to related parties	-	239,942
Other notes and current portion of capital lease obligations	7,389	73,148
Total current liabilities	7,345,817	8,463,596

Capital lease obligations, net of current portion	8,650	10,461
Deferred income taxes	787,335	751,148
Other liabilities	184,386	379,803
Total liabilities	8,326,188	9,605,008

Commitments and contingencies (Note 10)

Series B Convertible Preferred Stock, $0.001 par value; 407,160 shares authorized, issued and outstanding	21,446,928	20,671,738

Stockholders’ Equity (Deficit):
Series A Preferred Stock, $0.001 par value; 250,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 21,900,808 and 21,000,808 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	21,901	21,001
Additional paid-in capital	58,081,681	57,948,111
Accumulated deficit	(72,930,741)	(71,949,921)
Accumulated other comprehensive income	46,595	62,229
Total stockholders’ equity (deficit)	(14,780,564)	(13,918,580)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$14,992,552	$16,358,166

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$8,745,950	$9,228,193
Cost of goods sold	5,975,194	6,337,640
Gross profit	2,770,756	2,890,553
Sales and marketing expenses	1,096,923	898,560
General and administrative expenses	2,147,659	2,282,498
Total operating expenses	3,244,582	3,181,058

Loss from operations	(473,826)	(290,505)

Interest expense, net	22,037	18,440
Loss before provision for income taxes	(495,863)	(308,945)
Provision for (benefits from) income taxes, net	(290,233)	91,983
Net loss	$(205,630)	$(400,928)

Series B Preferred Stock Liquidation Preference Increase	(775,190)	(668,267)
Loss applicable to Common Shareholders	$(980,820)	$(1,069,195)

Per share amounts:
Net loss per share	$(0.01)	$(0.02)
Available to Preferred Shareholders	(0.04)	(0.03)
Basic and diluted net loss per share applicable to Common Shareholders	$(0.05)	$(0.05)

Weighted average number of common shares outstanding – Basic and diluted	21,604,105	20,291,433

Net loss	$(205,630)	$(400,928)
Other comprehensive loss -
Foreign currency translation	(15,634)	(2,781)
Total comprehensive loss	$(221,264)	$(403,709)

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(205,630)	$(400,928)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	135,960	165,580
Gain from disposal of equipment	(27,481)	-
Amortization of deferred financing cost	7,500	7,500
Stock based compensation	134,470	278,356
Deferred income taxes, net	(50,464)	12,430
Bad debt expense (recoveries), net	(658)	10,387
Inventory valuation provisions (recoveries), net	(13,780)	25,484
Changes in operating assets and liabilities:
Accounts receivable	342,972	(629,858)
Inventories	98,067	3,782
Prepaid expenses and other current assets	(292,905)	816
Other assets.	14,093	(1,246)
Accounts payable and accrued expenses	(817,889)	1,473,832
Other liabilities	(195,417)	31,544
Net cash (used in) provided by operating activities	(871,162)	977,679

Cash flows from investing activities:
Acquisitions of intangibles	(142,974)	-
Acquisitions of property and equipment	(87,588)	(53,446)
Net cash used in investing activities	(230,562)	(53,446)

Cash flows from financing activities:
Payment of notes payable to related parties	(240,957)	-
Payment of other notes payable	(66,675)	-
Payment of capital leases	(1,420)	(1,474)
Net cash used in financing activities	(309,052)	(1,474)

Net effect of foreign currency exchange translation on cash	(36,430)	(2,440)
Net increase (decrease) in cash and cash equivalents	(1,447,206)	920,319
Cash and cash equivalents at beginning of period	5,749,341	2,795,284
Cash and cash equivalents at end of period	$4,302,135	$3,715,603

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental disclosures of cash flow information:
	Three Months Ended March 31,
	2012	2011
Cash received (paid) during the period for:
Interest paid	$(187,393)	$(4,552)
Interest received	$384	$575
Income tax paid, net (principally foreign)	$(162,183)	$(35,623)
Non-cash financing activities:
Series B preferred stock liquidation preference increase	$775,190	$668,267
RSU’s settlement in common stock	$900	$-
Interest accrued on notes payable	$1,540	$2,988
Effect of foreign currency translation on net assets	$(15,634)	$(2,781)
Non-cash investing activities:
Equipment exchanged for dyeing services	$27,481	$-

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.              Presentation of Interim Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of Talon International, Inc. and its consolidated subsidiaries (collectively, the “Company”), are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Form 10-K for the year ended December 31, 2011.  The balance sheet as of December 31, 2011 has been derived from the audited financial statements as of that date but omits certain information and footnotes required for complete financial statements.

Note 2.              Summary of Significant Accounting Policies

A complete description of the Company’s Significant Accounting Policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and should be read in conjunction with these unaudited consolidated financial statements.  The Significant Accounting Policies noted below are only those policies that have changed materially or have supplemental information included for the periods presented here.

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectability of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts and that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified.  Bad debt expense (recoveries), net on accounts receivable for the three months ended March 31, 2012 and 2011 were $(658) and $10,387, respectively.

Fair Value Measurements

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the fair value guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Includes other inputs that are directly or indirectly observable in the marketplace.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities. The book value of the financial instruments is representative of their fair values.  In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At March 31, 2012 and December 31, 2011, cash equivalents consisted of money market funds measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $599,000 and $1,822,000, respectively.

The Company adopted the Financial Accounting Standards Board (“FASB”) staff position that delayed the guidance on fair value measurements for non financial assets and non financial liabilities. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Intangible Assets

Intangible assets consist of our trade name, patents, licenses, intellectual property rights and technology.  Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other”.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives using the straight-line method, and are reviewed for impairment in accordance with the provisions of ASC 360, “Property, Plant and Equipment”.  Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.  In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) — Testing Goodwill for Impairment”. This amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative impairment test. The amendment was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption was permitted. The adoption of the guidance did not have an impact on our financial position, results of operations or cash flows.

On April 2, 2002, the Company entered into an Exclusive License and Intellectual Property Rights Agreement (the “Agreement”) with Pro-Fit Holdings Limited (“Pro-Fit”).  The Agreement granted the Company the exclusive rights to sell or sublicense waistbands manufactured under patented technology developed by Pro-Fit for garments manufactured anywhere in the world for the United States market and all United States brands.  The Agreement had an indefinite term that extended for the duration of the trade secrets licensed under the Agreement.  The Company has recorded an intangible asset amounting to $612,500 which has been fully amortized.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the quarter ended March 31, 2012 we completed the acquisition from Pro-Fit and related companies of all U.S. patents, licenses, rights and technology associated with the stretch waistband technology that we formerly exclusively licensed from Pro-Fit.  The completion of this asset acquisition followed the dismissal by the US District Court of all disputed matters involving ownership of the licenses and patents, and final approval of the Settlement Agreement that provided for the unconditional release of Talon and related entities from all claims involved in the matter, a stipulation requesting that the US District Court dismiss the action, and our acquisition of all of the U.S. patents, licenses, rights and technology associated with our former exclusive license.  These licenses provide us the opportunity to actively expand our marketing and selling of this unique product and brand.  Also during the quarter ended March 31, 2012 we acquired other intellectual property and assets related to certain products for use with a variety of apparel products.  The total purchase price and related fees for these acquisitions totaled $142,974, and will be amortized based on the estimated useful lives of between 10 and 17 years.

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

Interest Expense, net – Interest expense reflects the cost of borrowing.  Interest expense for the three months ended March 31, 2012 and 2011 totaled $22,421 and $19,015, respectively.  Interest income consists of earnings from outstanding amounts due to the Company under interest bearing receivables.  For the three months ended March 31, 2012 and 2011 the Company recorded interest income of $384 and $575, respectively.

On March 31, 2012, the Company elected to change its policy on the classification of interest and penalties associated with  tax positions originally recorded in 2007 that could be subject to reversal upon a regulatory review.  Per accounting guidance under FASB ASC 740 “Income Taxes” regarding uncertain income tax positions, we chose to use provision for (benefit from) income taxes, net instead of interest expense, net.  This presentation is preferable in order to consolidate the uncertain income tax position into one classification on our Consolidated Statement of Operations and Comprehensive Loss.  Historical amounts are insignificant and due to immateriality, prior periods presented have not been adjusted to apply the new accounting method retrospectively in accordance with FASB ASC 250 “Accounting Changes and Error Corrections” (See Note 9).

Foreign Currency Translation

The Company has operations and holds assets in various foreign countries.  The local currency is the functional currency for the Company’s subsidiaries in China and India.  Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period.  Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized.  Included in accumulated other comprehensive income were a cumulative foreign currency translation gain of $46,595 and $62,229 at March 31, 2012 and December 31, 2011, respectively.

Comprehensive loss

Comprehensive loss consists of net loss and unrealized losses on foreign currency translation adjustments. The foreign currency translation adjustment represents the net currency translation gains and losses related to our China and India subsidiaries, which have not been reflected in the net loss for the periods presented.

In the first quarter of 2012 we adopted FASB ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) and ASU 2011-12, “Comprehensive Income (Topic 220)”, which amended ASC Topic 220, Comprehensive Income, and was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company chose the option provided by ASU 2011-05 to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement.  Adoption of the guidance did not have any impact on our results of operations or financial condition.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year.  The accounting estimates that require the Company’s most significant, difficult and subjective judgments include the valuation allowance for accounts receivable and inventory, and the assessment of recoverability of long-lived assets and intangible assets, stock-based compensation and the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions). Actual results could differ materially from the Company’s estimates.

Note 3.   Net Loss per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations:

	Net loss (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended March 31, 2012:
Basic net loss per share:
Net loss stock	$(205,630)	21,604,105		$(0.01)
Series B Preferred Stock Liquidation Preference Increase	(775,190)	-		(0.04)
Loss applicable to Common Shareholders	(980,820)	21,604,105		(0.05)

Effect of Dilutive Securities - Options, Preferred Stock and RSUs	-	-		-
Basic and diluted net loss applicable to Common Shareholders	$(980,820)	21,604,105	$	$(0.05)

Three months ended March 31, 2011:
Basic net loss per share:
Net loss	$(400,928)	20,291,433	$	$(0.02)
Series B Preferred Stock Liquidation Preference Increase	(668,267)			(0.03)
Loss applicable to Common Shareholders	(1,069,195)	20,291,433		$(0.05)

Effect of Dilutive Securities - Options, Preferred Stock and RSUs	-	-		-
Basic and diluted net loss applicable to Common Shareholders	$(1,069,195)	20,291,433		$(0.05)

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended March 31, 2012, options to purchase 5,942,100 shares of common stock exercisable between $0.06 and $5.23 per share, RSU’s to settle in 10,057,000 common shares and Series B Preferred Stock to be converted to 40,716,000 common stock were outstanding, but were not included in the computation of diluted net loss per share applicable to common shareholders because the effect of exercise of options, settlement in common shares or conversion to common shares would have an antidilutive effect on net loss per share.

For the three months ended March 31, 2011, options to purchase 6,366,683 shares of common stock exercisable between $0.06 and $5.23 per share, RSU’s to settle in 11,557,000 common shares and Series B Preferred Stock to be converted to 40,716,000 common stock were outstanding, but were not included in the computation of diluted net loss per share because the effect of exercise, settlement in common shares or conversion to common shares would have an antidilutive effect on net loss per share.

Note 4.   Accounts Receivable

Accounts receivable are included on the consolidated balance sheets net of an allowance for doubtful accounts. The total allowance for doubtful accounts at March 31, 2012 and December 31, 2011 was $49,514 and $52,844, respectively.

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

Inventories consist of the following:

	March 31,	December 31,
	2012	2011

Finished goods	$1,402,430	$1,561,974
Less reserves	(409,998)	(485,452)
Total inventories	$992,432	$1,076,522

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.   Debt Facility

We originally entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) on June 27, 2007 with Bluefin Capital, LLC (“Bluefin”). Bluefin subsequently assigned its rights and obligations under the Loan Agreement to an affiliate, CVC California, LLC (“CVC”).  On July 30, 2010, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with CVC in which the Company issued to CVC shares of the Company’s Series B Convertible Preferred Stock in payment of all of the outstanding obligations owed by the Company to CVC under the Loan Agreement, see Note 7).  At July 30, 2010, all of the outstanding obligations owed to CVC under the Loan Agreement became due and payable, consisting of outstanding borrowings and accrued interest of $11,548,098 under the term notes, and $5,158,587 under the revolving credit note, for a total of $16,706,685, and all of these outstanding obligations were converted into Series B Convertible Preferred Stock pursuant to the Recapitalization Agreement.

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

At March 31, 2012 and December 31, 2011, there were no borrowings under the revolving credit facility portion of the Loan Agreement and no term loans under the Loan Agreement.

Interest expense related to the Loan Agreement is composed of interest on debt, amortization of debt discount, and amortization of deferred financing costs.  In total, the interest expense for the three months ended March 31, 2012 and 2011 was $20,000 and $7,500, respectively. Total interest expense in the periods was comprised as follows:

•	Amortization of deferred financing costs related to the Loan Agreement for the three months ended March 31, 2012 and 2011 was $7,500.

•	Commitment fee expense for the three months ended March 31, 2012 and 2011 was $12,500. and $0, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Series B Preferred Stock has the following rights, preferences, privileges and restrictions:

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additionally, the Series B Preferred Stock have the right to vote as a separate class with respect to certain matters affecting the Series B Preferred Stock, including but not limited to (a) the creation or issuance of any other class or series of preferred stock, (b) any amendments with respect to the rights, powers, preferences and limitations of the Series B Preferred Stock, (c) paying dividends or distributions in respect of or redeem the Company’s common stock or any other junior securities; and (d) certain affiliate transactions.  Any such vote shall require the affirmative vote or consent of a majority of the outstanding shares of Series B Preferred Stock.

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

•
The annual 16% liquidation preference increase on outstanding preferred shares is accrued each reporting period as an addition to the carrying value of the preferred stock and reduces the income applicable to common shareholders reported in the calculation of earnings per share.

The following table summarizes Series B Preferred Stock activity:

Series B Preferred Stock as of December 31, 2011	$20,671,738
Series B Preferred Stock liquidation preference increase	775,190
Series B Preferred Stock as of March 31, 2012	$21,446,928

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

•
Messrs. Schnell and Dyne granted CVC a right of first refusal with respect to any shares of the Company’s voting securities that Messrs. Schnell and Dyne propose to sell in a private placement transaction, and agreed to provide CVC with advance notice of their intent to sell the Company’s voting securities in any public sale transaction.

•
CVC granted Messrs. Schnell and Dyne a tag-along right, providing Messrs. Schnell and Dyne with the right to sell their shares of the Company’s voting securities in a transaction where CVC is selling its shares of the Company’s voting securities.

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

The Recapitalization Agreement constituted a change of control of the Company and as a result, on July 30, 2010, all options previously granted to Lonnie Schnell and Larry Dyne became fully vested in accordance with provisions in their employment agreements and their option grants. On July 30, 2010 the Company entered into new executive employment agreements with Messrs. Schnell and Dyne and they each agreed to cancel all option grants previously awarded to them on or before December 31, 2007.  Accordingly, options to purchase a total of 1,005,500 shares of common stock were cancelled effective July 30, 2010 (See Note 7).

No options under the Stock Incentive Plans were granted during the three months ended March 31, 2012. Options to purchase 1,355,000 shares of common stock were granted under the Stock Incentive Plans during the three months ended March 31, 2011.

As of March 31, 2012, the Company had $102,341 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the weighted average period of 2.5 years.  As of March 31, 2011, unamortized stock-based compensation expense related to options issued to employees and directors was $194,884, which was to be recognized over the weighted average period of approximately 2.7 years.

The following table summarizes the activity in the Company’s share based plans during the three months ended March 31, 2012.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - January 1, 2012	6,142,100	$0.22
Cancelled	(200,000)	$0.16
Options outstanding - March 31, 2012	5,942,100	$0.23

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Units (RSU’s)

On July 30, 2010, the Company awarded each of Lonnie Schnell and Larry Dyne a restricted stock unit award (an “RSU Award”) for 5,778,500 shares of the Company’s common stock.  Each RSU Award vested 50% on August 30, 2011, and vests 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to partial acceleration of vesting as part of the executives’ severance benefits and full acceleration of vesting upon a change in control of the Company.  As of July 30, 2010, the RSU’s were valued at $2,263,384 which was reduced by the fair value of the options surrendered (see Stock Options above).

On August 30, 2010, Messrs. Schnell and Dyne elected to defer the settlement in common shares of 5,178,500 RSU’s beyond the vesting dates.  On August 30, 2011, based on the deferral schedules, 600,000 common shares were issued upon settlement of a portion of vested units under the RSU Awards.  At the time of the issuance of shares the intrinsic value of these RSU’s was $0.10 per share. On January 30, 2012, based on the deferral schedules, 900,000 common shares were issued upon settlement of a portion of vested units under the RSU Awards.  At the time of the issuance of shares the intrinsic value of these RSU’s was $0.05 per share.

As of March 31, 2012, the Company had $829,676 of unamortized stock-based compensation expense related to RSU’s, which will be recognized over the remaining weighted average period of 1.2 years. As of December 31, 2011, the Company had $949,943 of unamortized stock-based compensation expense related to RSU’s, which was to be recognized over the remaining weighted average period of 1.3 years.

The following table summarizes RSU’s activity:

	Number of RSU’s			Weighted Average Grant date value
	Unvested	Vested	Total	per RSU
RSU’s outstanding - December 31, 2011	5,778,500	5,178,500	10,957,000	$0.196
Common stock issued	-	(900,000)	(900,000)	$0.196
RSU’s outstanding - March 31, 2012	5,778,500	4,278,500	10,057,000	$0.196

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.   Income taxes

Provision for (benefit from) income taxes, net for the three months ended March 31, 2012 and 2011 was $(290,233) and $91,983, respectively.  The net income tax benefit for the three months ended March 31, 2012 includes the elimination of a tax liability of $196,423 recorded in 2007 associated with tax positions that could have been subject to reversal upon a regulatory review.  At March 31, 2012 the time limit for assessment of the tax liability expired and the liability was removed.

Net deferred tax assets were $102,976 and $16,324 as of March 31, 2012 and December 31, 2011, respectively.  The deferred tax assets, net of tax liabilities and valuation reserves, are associated primarily with the Company’s foreign operations and are included in Other Assets.  U.S. deferred income tax benefits, and a portion of foreign income tax benefits, are fully reserved and not recorded in the net deferred tax assets primarily because there is not sufficient evidence to determine that the Company will be able to utilize its net operating loss carryforwards to offset future taxable income.

Other tax liabilities principally associated with foreign withholdings and funds transfers were $138,046 and $107,295 as of March 31, 2012 and December 31, 2011, respectively, and were included in Accrued Expenses.

Current income taxes receivable are associated with foreign and domestic prepayments and totaled $328,389 and $88,943, respectively, as of March 31, 2012 and December 31, 2011.

Long term deferred income tax liabilities totaled $787,335 and $751,148 as of March 31, 2012 and December 31, 2011, respectively. The deferred income tax liability includes a tax basis difference related to the Company’s indefinite lived intangible asset and the balance of a tax liability recorded in 2007 for tax positions subject to regulatory review including accrued penalties and interest.

Note 10.   Commitments and Contingencies

The Company currently has pending claims and complaints that arise in the ordinary course of the Company’s business.  The Company believes that it has meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on the Company’s consolidated financial position or results of operations if adversely determined against the Company.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
The Company enters into indemnification provisions under its agreements with investors and its agreements with other parties in the normal course of business, typically with suppliers, customers and landlords.  Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and generally survive termination of the underlying agreement.  The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited.  The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the Company believes the estimated fair value of these agreements is minimal.  Accordingly, the Company has not recorded any related liabilities.

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

	Three months ended March 31, 2012
	Talon	Trim	Tekfit	Consolidated
Net sales	$4,456,315	$4,288,684	$951	$8,745,950
Cost of goods sold	3,203,826	2,771,012	356	5,975,194
Gross profit	$1,252,489	$1,517,672	$595	2,770,756
Operating expenses				3,244,582
Loss from operations				$(473,826)

	Three months ended March 31, 2011
	Talon	Trim	Tekfit	Consolidated
Net sales	$5,481,522	$3,746,671	$-	$9,228,193
Cost of goods sold	3,924,071	2,413,495	74	6,337,640
Gross profit (loss)	$1,557,451	$1,333,176	$(74)	2,890,553
Operating expenses				3,181,058
Loss from operations				$(290,505)

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company distributes its products internationally and has reporting requirements based on geographic regions.  Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment and intangible) is attributed to countries based on the location of the assets, as follows:

Sales:	Three Months Ended March 31,
Country / Region	2012	2011
United States	$901,269	$882,047
Hong Kong	3,551,624	3,222,402
China	1,574,507	1,607,586
Bangladesh	444,194	992,624
Other	2,274,356	2,523,534
Total	$8,745,950	$9,228,193

	March 31,	December 31,
	2012	2011
Long-lived Assets:
United States	$4,633,182	$4,443,691
Hong Kong	553,611	629,373
China	112,009	129,977
Other	38	319
Total	$5,298,840	$5,203,360

Note 12.   Related Party Notes and Transactions

At December 31, 2011, notes payable to related parties included a note and associated interest due to Lonnie D. Schnell, the Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $41,159. The note was issued on August 6, 2009 in partial satisfaction of 2008 annual incentive amounts to which Mr. Schnell was entitled. The note payable and accrued interest was paid in full in January 2012.

At December 31, 2011, notes payable to related parties also included a demand note including accrued interest to Monto Holdings, Pty, Ltd. a company related to or affiliated with Mark Dyne Chairman of the Company’s Board of Directors and a stockholder, in the amount of $198,783. In March 2012 the note was paid in full.

Colin Dyne is a director, officer and significant stockholder of Sequential Brands Group, Inc. (formerly People’s Liberation, Inc., “Sequential Brands”) and is the brother of both Mark Dyne and Larry Dyne, the President of the Company. The Company had sales to Sequential Brands during the three months ended March 31, 2012 and 2011 of $0 and $57,179, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In November 2009, the Company entered into an agreement with Colin Dyne to pay a commission on the collected revenues associated with the sales of products to a specific retail brand. The agreement expired during fourth quarter of 2011. During the three months ended March 31, 2012 and 2011 commissions of $0 and $25,930 were earned under this agreement, respectively.

Note 13.   Subsequent Events

The Company evaluated subsequent events after the balance sheet date of March 31, 2012 through the date these unaudited financial statements were issued.

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

The following management’s discussion and analysis is intended to assist the reader in understanding our consolidated financial statements.  This management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes. Amounts presented in this management’s discussion and analysis are rounded to the nearest thousand dollars, except per share amounts.

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

Our Tekfit business provides manufacturers with the patented technology, manufacturing know-how, equipment and materials required to produce an expandable waistband. Our efforts to increase sales of this product in recent years have been limited by a licensing dispute.  However, in March 2012, all parties involved in the dispute concluded a Settlement Agreement and Release that included an unconditional release of Talon and its related entities from all lawsuits, claims, liabilities, agreements, and contracts (among other potential claims) involved in the matter and pursuant to which we acquired all of the U.S. patents, licenses, rights and technology associated with the former exclusive license.

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

Results of Operations

The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Net sales	100.0	100.0%
Cost of goods sold	68.3	68.7
Gross profit	31.7	31.3
Sales and marketing expenses	12.5	9.7
General and administrative expenses	24.6	24.7
Interest expense, net	0.3	0.2
Provision for (benefit from) income taxes, net	(3.3)%	1.0
Net loss	(2.4)%	(4.3)%

Sales

For the three months ended March 31, 2012 and 2011, sales by geographic region based on the location of the customer as a percentage of sales were as follows:

	Three Months Ended March 31,
Region	2012	2011
United States	10.3%	9.6%
Hong Kong	40.6	34.9
China	18.0	17.4
Bangladesh	5.1	10.8
Other	26.0	27.3
	100.0%	100.0%

Sales for the three months ended March 31, 2012 were $8,746,000, compared to $9,228,000 for the same period in 2011.  The sales results for the first quarter of 2012 reflected  a decline in the sales of generic zippers to price sensitive mass merchandise and licensing customers.  The sales declines were substantially offset by sales to new specialty apparel customers and new programs within key customer accounts.

Gross Profit

Gross profit for the three months ended March 31, 2012 was $2,771,000 as compared to $2,891,000 for the same period in 2011. The reduction in gross profit for the three months ended March 31, 2012 as compared to the same period in 2011 was principally attributable to reduced overall sales volumes and higher manufacturing overhead costs, partially offset by improved product mix.

The gross margin for the three months ended March 31, 2012 increased to 31.7% as compared to 31.3% for the same period in 2011.  A recap of the change in gross profit for the three months ended March 31, 2012 as compared with the same period in 2011 is as follows:

	Three Months Ended March 31, 2012 compared to same period in 2011
	$(1)	%(1)
Gross profit changes as a result of:
Lower volumes	(191,000)	(6.6)
Improved mix of products	123,000	4.3
Higher freight and duty costs	(5,000)	(0.2)
Higher manufacturing overhead costs	(47,000)	(1.6)
Gross profit change	(120,000)	(4.1)

(1)	Represents the amount or percentage, as applicable, change in each item in the three months ended March 31, 2012 period, as compared to the same period in 2011.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2012 were $1,097,000, or 12.5% of sales, as compared to $899,000, or 9.7% of sales, for the same period in 2011.  Sales expenses increased mainly due to continued investment in our internal sales force and external sales representatives network in the U.S., Europe and Asia throughout 2011 and the first quarter of 2012, in an effort to significantly expand our presence in select product markets within the U.S., Europe and Asia of $230,000, partially offset by a reduction in marketing expenses of $34,000.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2012 were $2,148,000, or 24.6% of sales, as compared with $2,283,000, or 24.7% of sales, for the same period in 2011.  The reduction of $135,000 during the three months ended March 31, 2012 compared to 2011 resulted mainly from lower stock compensation expense of $144,000, lower taxes and licenses of $39,000 and lower depreciation expense of $36,000, offset by higher legal and investor-related fees of $101,000.

Interest expense and interest income

Interest expense for the three months ended March 31, 2012 was $22,000 as compared to interest expense of $19,000 for the same period in 2011. Interest income for the three months ended March 31, 2012 was slightly reduced, as compared to the same periods in 2011.

A brief summary of interest expense and interest income is presented below:

	Three Months Ended March 31,
	2012	2011
Amortization of deferred financing costs and debt discounts	$8,000	$8,000
Other interest expense	14,000	11,000
Interest expense	22,000	19,000
Interest income	-	(1,000)
Interest expense, net	$22,000	$18,000

Income taxes

Provision for (benefit from) income taxes, net for the three months ended March 31, 2012 and 2011 was $(290,000) and $92,000, respectively. The net income tax benefit for the three months ended March 31, 2012 includes the elimination of a tax liability of $196,000 (including $70,000 accrued interest and penalties) originally established in 2007 associated with tax positions that could have been subject to reversal upon a regulatory review.  At March 31, 2012 the time limit for assessment of the tax liability expired and the liability was removed.  In 2007 we recorded a reserve of $246,000 for potential tax liabilities associated with tax positions that could be subject to reversal upon a regulatory review, and  we have accrued interest and penalties that may be associated with these tax liabilities.  (See Note 9 in the accompanying Notes to Consolidated Financial Statements).

During the three months ended March 31, 2012 the provision for (benefit from) income taxes, net compared to the same period in 2011 was lower mainly due to lower operating results, which increased our income tax benefits in our Asia operations, and due to lower funds transfers which resulted in fewer withholding taxes generated from our Asian operations.  Deferred income tax assets, net are not reflected in our financial position, since there is not sufficient evidence to ensure that it is more likely than not that we will be able to utilize our domestic U.S. operating loss carry forwards (as well as a portion of our foreign net operating loss carry forwards) to offset future taxable income, and consequently the tax benefit of these losses is offset by a full valuation reserve.

Liquidity and Capital Resources

The following table summarizes selected financial data at:

	March 31,	December 31,
	2012	2011

Cash and cash equivalents	$4,302,000	$5,749,000
Total assets	$14,993,000	$16,358,000
Current liabilities	$7,346,000	$8,464,000
Long term liabilities	$980,000	$1,141,000
Preferred stock	$21,447,000	$20,672,000
Stockholders’ equity (deficit)	$(14,781,000)	$(13,919,000)
Total equity and preferred stock	$6,666,000	$6,753,000

We believe that our existing cash and cash equivalents and our anticipated cash flows from our operating activities will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months.

Cash and cash equivalents

Cash and cash equivalents reduced by $1,447,000 at March 31, 2012 as compared to December 31, 2011, principally due to cash used by operating activities of $871,000, acquisition of intangibles of $143,000, acquisition of property and equipment of $88,000, payment of notes payable to related parties of $241,000 and payment of other note payable of $67,000.

Cash provided by operating activities is our primary recurring source of funds, and reflects the net income from operations excluding non-cash charges, and changes in operating capital. The three months ended March 31, 2012 and 2011 reflected net cash (used in) provided by operating activities of $(871,000) and $978,000, respectively.

The net cash provided by operating activities during the three months ended March 31, 2012 and 2011 resulted principally from:

	Three Months Ended March 31,
	2012	2011
Net income (loss) before non-cash expenses	$(20,000)	$99,000
Reduced inventory	98,000	4,000
Reduced (increased) accounts receivable	343,000	(630,000)
Increased (reduced) accounts payable and accrued expenses	(818,000)	1,474,000
Other increases (reductions) in operating capital	(474,000)	31,000
Cash (used in) provided by operating activities	$(871,000)	$978,000

Net cash (used in) investing activities for the three months ended March 31, 2012 and 2011 was  $(231,000) and $(53,000), respectively, due to acquisition of intangibles in 2012 of $143,000 and due to acquisition of property and equipment of $88,000 and $53,000, respectively for the three months ended March 31, 2012 and 2011.

Net cash (used in) financing activities for the three months ended March 31, 2012 and 2011 was  $(309,000) and $(2,000), respectively, reflecting payment of notes payable to related parties and other notes payable in the amount of  $241,000 and $67,000 respectively during the three months ended March 31, 2012, and repayment of borrowings under capital leases during the three months ended March 31, 2012 and 2011 of  $1,000 and $2,000, respectively.

On June 27, 2007, we entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with Bluefin Capital, LLC that provided for a $5.0 million revolving credit facility and a $9.5 million term loan, each with a three year term originally maturing June 30, 2010, and subsequently extended to July 30, 2010. Bluefin Capital subsequently assigned its rights and obligations under the Loan Agreement to an affiliate, CVC California, LLC.  Borrowings under the Loan Agreement are secured by all of our assets.

On July 30, 2010, we entered into a Recapitalization Agreement in which we issued to CVC shares of Series B Preferred Stock in payment of all of the outstanding obligations owed by us under the Loan Agreement.  At that date, we had outstanding borrowings and accrued interest of $11,548,000 under the term notes and $5,159,000 under the revolving credit note, all of which was exchanged for the Series B Preferred Stock. See Note 4 in the accompanying Notes to Consolidated Financial Statements.

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

At March 31, 2012 and December 31, 2011, there were no borrowings under the revolving credit facility portion of the Loan Agreement and no term loans under the Loan Agreement.

We have financed equipment purchases through various notes payable and capital lease obligations. Our equipment obligations as of March 31, 2012 are approximately $17,000 and bear interest at rates of 8.0% and 15.4% per annum. Under these obligations, we are required to make monthly payments of principal and interest through June 2014.

The outstanding balance (including accrued interest) of our notes payable to related parties at March 31, 2012 and December 31, 2011 was $0 and $240,000, respectively.  Included in the balance at December 31, 2011 were demand note which bore interest at 10%, had no scheduled monthly payments and were due within fifteen days following demand.  The demand note totaled $199,000 as of December 31, 2011, and was paid in full in March 2012 for $200,000. The balance of the notes payable to related parties as of December 31, 2011 in the amount of $41,000 represented our note payable to an officer. The note bore 6% interest annually and was paid in full in accordance with its terms in January 2012.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at March 31, 2012:

	Payments Due by Period ($)
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligations	$18,000	$9,000	$9,000	$-	$-
Operating leases	779,000	455,000	324,000	-	-
Total Obligations	$797,000	$464,000	$333,000	$-	$-

At March 31, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we do not have any of the risks associated with financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

•	The net bad debt expense (recoveries), net and allowances for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
Bad debt expense (recoveries), net	$(1,000)	$10,000
Allowance for doubtful accounts, Accounts receivable	$50,000	$120,000

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We currently have pending various claims and complaints that arise in the ordinary course of our business.  We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on our consolidated financial condition if adversely determined against us.

Item 1A.   Risk Factors

Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. No material change to such risk factors has occurred during the three months ended March 31, 2012.

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

Dated: May 14, 2012	By:	/s/ Lonnie D. Schnell
Lonnie D. Schnell
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ James E. Reeder
James E. Reeder
Vice President, Corporate Controller
(Principal Accounting Officer)