Form 10-Q
period 2012-06-30
TALON INTERNATIONAL, INC.
filed 2012-08-13
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012.

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

At August 10, 2012, the issuer had 23,400,808 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,424,588	$5,749,341
Accounts receivable, net	4,076,217	3,777,771
Inventories, net	827,397	1,076,522
Prepaid expenses and other current assets	664,361	314,761
Total current assets	12,992,563	10,918,395

Property and equipment, net	936,625	1,092,609
Intangible assets, net	4,263,801	4,110,751
Other assets	192,630	236,411
Total assets	$18,385,619	$16,358,166

Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,205,573	$6,607,041
Accrued expenses	1,588,130	1,543,465
Notes payable to related parties	-	239,942
Other notes and current portion of capital lease obligations	2,656	73,148
Total current liabilities	9,796,359	8,463,596

Capital lease obligations, net of current portion	2,025	10,461
Deferred income taxes	914,037	751,148
Other liabilities	182,136	379,803
Total liabilities	10,894,557	9,605,008

Commitments and contingencies (Note 10)

Series B Convertible Preferred Stock, $0.001 par value; 407,160 shares authorized, issued and outstanding	22,222,118	20,671,738
Stockholders’ Equity (Deficit):
Series A Preferred Stock, $0.001 par value; 250,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 21,900,808 and 21,000,808 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	21,901	21,001
Additional paid-in capital	58,205,925	57,948,111
Accumulated deficit	(73,034,797)	(71,949,921)
Accumulated other comprehensive income	75,915	62,229
Total stockholders’ equity (deficit)	(14,731,056)	(13,918,580)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$18,385,619	$16,358,166

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$13,179,849	$12,752,281	$21,925,799	$21,980,474
Cost of goods sold	8,821,120	8,688,943	14,796,314	15,026,583
Gross profit	4,358,729	4,063,338	7,129,485	6,953,891
Sales and marketing expenses	1,166,549	1,065,487	2,263,472	1,964,047
General and administrative expenses	2,217,822	1,996,713	4,365,481	4,279,211
Total operating expenses	3,384,371	3,062,200	6,628,953	6,243,258

Income from operations	974,358	1,001,138	500,532	710,633

Interest expense, net	19,723	23,193	41,760	41,633
Income before provision for income taxes	954,635	977,945	458,772	669,000
Provision for (benefit from) income taxes, net	283,501	321,620	(6,732)	413,603
Net income	$671,134	$656,325	$465,504	$255,397

Series B Preferred Stock Liquidation Preference Increase	(775,190)	(668,268)	(1,550,380)	(1,336,535)
Loss applicable to Common Shareholders	$(104,056)	$(11,943)	$(1,084,876)	$(1,081,138)

Per share amounts:
Net income per share	$0.03	$0.03	$0.02	$0.01
Available to Preferred Shareholders	(0.03)	(0.03)	(0.07)	(0.06)
Basic and diluted net loss per share applicable to Common Shareholders	$0.00	$0.00	$(0.05)	$(0.05)

Weighted average number of common shares outstanding – Basic and diluted	21,900,808	20,367,154	21,752,456	20,329,503

Net income	$671,134	$656,325	$465,504	$255,397
Other comprehensive income (loss) -
Foreign currency translation	29,320	(18,878)	13,686	(21,659)
Total comprehensive income	$700,454	$637,447	$479,190	$233,738

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$465,504	$255,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	272,460	312,924
(Gain) loss from disposal of equipment	(47,323)	7,391
Amortization of deferred financing cost	15,000	15,000
Stock based compensation	258,714	560,808
Deferred income taxes, net	179,214	213,345
Bad debt expense (recoveries), net	13,374	(720)
Inventory valuation provisions (recoveries), net	17,536	(42,317)
Changes in operating assets and liabilities:
Accounts receivable	(276,813)	(452,440)
Inventories	231,786	298,446
Prepaid expenses and other current assets	(309,948)	(54,546)
Other assets.	12,714	19,798
Accounts payable and accrued expenses	1,636,159	2,208,028
Other liabilities	(197,667)	32,978
Net cash provided by operating activities	2,270,710	3,374,092

Cash flows from investing activities:
Acquisitions of intangibles	(155,940)	-
Proceeds from sale of equipment	168	55,000
Acquisitions of property and equipment	(122,683)	(102,517)
Net cash used in investing activities	(278,455)	(47,517)

Cash flows from financing activities:
Payment of notes payable to related parties	(240,957)	-
Payment of other notes payable	(66,675)	-
Payment of capital leases	(2,976)	(2,906)
Proceeds from exercise of stock options	-	12,030
Net cash provided by (used in) financing activities	(310,608)	9,124

Net effect of foreign currency exchange translation on cash	(6,400)	(3,370)
Net increase in cash and cash equivalents	1,675,247	3,332,329
Cash and cash equivalents at beginning of period	5,749,341	2,795,284
Cash and cash equivalents at end of period	$7,424,588	$6,127,613

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental disclosures of cash flow information:
	Six Months Ended June 30,
	2012	2011
Cash received (paid) during the period for:
Interest paid	$(188,436)	$(14,768)
Interest received	$1,703	$2,068
Income tax paid, net (principally foreign)	$(162,205)	$(97,802)
Non-cash financing activities:
Series B preferred stock liquidation preference increase	$(1,550,380)	$(1,336,535)
RSU’s settlement in common stock	$900	$-
Interest accrued on notes payable	$1,540	$5,985
Effect of foreign currency translation on net assets	$13,686	$(21,659)
Non-cash investing activities:
Equipment exchanged for dyeing services	$47,379	$-
Capital lease terminations	$9,802	$-

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

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectability of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts and that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified.  Bad debt expense, net on accounts receivable for the three and six months ended June 30, 2012 were $14,031 and $13,374, respectively.  Bad debt recoveries on accounts receivable for the three and six months ended June 30, 2011 were $11,107 and $720, respectively.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Level 2 - Includes other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities. The book value of the financial instruments is representative of their fair values.  In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At June 30, 2012 and December 31, 2011, cash equivalents consisted of money market funds measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $511,000 and $1,822,000, respectively.

The Company adopted the Financial Accounting Standards Board (“FASB”) staff position that delayed the guidance on fair value measurements for non-financial assets and non-financial liabilities. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

On April 2, 2002, the Company entered into an Exclusive License and Intellectual Property Rights Agreement (the “License Agreement”) with Pro-Fit Holdings Limited (“Pro-Fit”).  The License Agreement granted the Company the exclusive rights to sell or sublicense waistbands manufactured under patented technology developed by Pro-Fit for garments manufactured anywhere in the world for the United States market and all United States brands.  The License Agreement had an indefinite term that extended for the duration of the trade secrets licensed under the License Agreement.  The Company recorded an intangible asset amounting to $612,500 which has been fully amortized.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the quarter ended March 31, 2012 we completed the acquisition from Pro-Fit and related companies all U.S. patents, applications, trademarks, rights and technology associated with the stretch waistband technology that we formerly exclusively licensed from Pro-Fit, and the License Agreement was terminated.  During the quarter ended March 31, 2012 we acquired other intellectual property and assets related to certain products used with a variety of apparel products.  The total purchase price and related fees for these acquisitions totaled $155,940, and is amortized based on the estimated useful lives of between 10 and 17 years.

Intangible assets as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011

Tradename	$4,110,751	$4,110,751

Exclusive license and intellectual property rights	155,940	612,500
Accumulated amortization	(2,890)	(612,500)
Exclusive license and intellectual property rights, net	153,050	-
Intangible assets, net	$4,263,801	$4,110,751

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

Redeemable securities initially are recorded at their fair value minus the BCF and minus preferred stock issuance costs. Subsequent measurement and recognition of the changes in the preferred stock value incorporate the following:

•
When an equity instrument is not currently redeemable and it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), then a change in the redemption value is recognized immediately as it occurs, and the carrying amount of the instrument is adjusted to equal the adjusted redemption value. An increase in the carrying amount of the instrument reduces income available to common shareholders in the calculation of earnings per share.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
When the liquidation preference increases on preferred shares it is accrued to the preferred stock carrying amount, and reduces income available to common shareholders in the calculation of earnings per share.

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

Interest Expense, net – Interest expense reflects the cost of borrowing.  Interest expense for the three and six months ended June 30, 2012 totaled $21,042 and $43,463, respectively.  Interest expense for the three and six months ended June 30, 2011 totaled $24,687 and $43,701, respectively.  Interest income consists of earnings from outstanding amounts due to the Company under interest bearing receivables.  For the three and six months ended June 30, 2012 the Company recorded interest income of $1,319 and $1,703, respectively.  For the three and six months ended June 30, 2011 the Company recorded interest income of $1,494 and $2,068, respectively.

On March 31, 2012, the Company elected to change its policy on the classification of interest and penalties associated with tax positions originally recorded in 2007 that could be subject to reversal upon a regulatory review.  Per accounting guidance under FASB ASC 740 “Income Taxes” regarding uncertain income tax positions, we chose to use provision for (benefit from) income taxes, net instead of interest expense, net.  This presentation is preferable in order to consolidate the uncertain income tax position into one classification on our Consolidated Statement of Operations and Comprehensive Loss.  Historical amounts are insignificant, and due to immateriality the prior periods presented have not been adjusted to apply the new accounting method retrospectively in accordance with FASB ASC 250 “Accounting Changes and Error Corrections” (See Note 9).

Foreign Currency Translation

The Company has operations and holds assets in various foreign countries.  The local currency is the functional currency for the Company’s subsidiaries in China and India.  Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period.  Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized.  Included in accumulated other comprehensive income were a cumulative foreign currency translation gain of $75,915 and $62,229 at June 30, 2012 and December 31, 2011, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Comprehensive Income

Comprehensive income consists of net income and unrealized losses on foreign currency translation adjustments. The foreign currency translation adjustment represents the net currency translation gains and losses related to our China and India subsidiaries, which have not been reflected in the net income for the periods presented.

In the first quarter of 2012 we adopted FASB ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) and ASU 2011-12, “Comprehensive Income (Topic 220)”, which amended ASC Topic 220, “Comprehensive Income”, and was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company chose the option provided by ASU 2011-05 to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement.  Adoption of the guidance did not have any impact on our results of operations or financial condition.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.  Net income (loss) per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Net income	Shares	Per Share Amount
Three months ended June 30, 2012:
Basic net income (loss) per share:
Net income	$671,134	21,900,808	$0.03
Series B Preferred Stock Liquidation Preference Increase	(775,190)		(0.03)
Income (loss) applicable to Common Shareholders	(104,056)	21,900,808	0.00

Effect of Dilutive Securities -
Options, Preferred Stock and RSUs	-	-	-
Diluted net income (loss) applicable to Common Shareholders	$(104,056)	21,900,808	$0.00

Three months ended June 30, 2011:
Basic net income (loss) per share:
Net income	$656,325	20,367,154	$0.03
Series B Preferred Stock Liquidation Preference Increase	(668,268)		(0.03)
Income (loss) applicable to Common Shareholders	(11,943)	20,367,154	0.00

Effect of Dilutive Securities -
Options, Preferred Stock and RSUs	-	-	-
Diluted net income (loss) applicable to Common Shareholders	$(11,943)	20,367,154	$0.00

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Net income	Shares	Per Share Amount
Six months ended June 30, 2012:
Basic net income (loss) per share:
Net income income	$465,504	21,752,456	$0.02
Series B Preferred Stock Liquidation Preference Increase	(1,550,380)		(0.07)
Income (loss) applicable to Common Shareholders	(1,084,876)	21,752,456	(0.05)

Effect of Dilutive Securities -
Options, Preferred Stock and RSUs	-	-	-
Diluted net income (loss) applicable to Common Shareholders	$(1,084,876)	21,752,456	$(0.05)

Six months ended June 30, 2011:
Basic net income (loss) per share:
Net income	$255,397	20,329,503	$0.01
Series B Preferred Stock Liquidation Preference Increase	(1,336,535)		(0.06)
Income (loss) applicable to Common Shareholders	(1,081,138)	20,329,503	(0.05)

Effect of Dilutive Securities -
Options, Preferred Stock and RSUs	-	-	-
Diluted net income (loss) applicable to Common Shareholders	$(1,081,138)	20,329,503	$(0.05)

For the three and six months ended June 30, 2012, options to purchase 6,372,100 shares of common stock exercisable between $0.04 and $5.23 per share, RSU’s to settle for 10,057,000 common shares and Series B Preferred Stock to be converted to 40,716,000 shares of common stock were outstanding, but were not included in the computation of diluted net income (loss) per share applicable to common shareholders because they would have an antidilutive effect on the net income (loss) per share.

For the three and six months ended June 30, 2011, options to purchase 6,127,100 shares of common stock exercisable between $0.06 and $5.23 per share, RSU’s to settle for 11,557,000 common shares and Series B Preferred Stock to be converted to 40,716,000 shares of common stock were outstanding, but were not included in the computation of diluted net income (loss) per share because they would have an antidilutive effect on the net income (loss) per share.

Note 4.     Accounts Receivable

Accounts receivable are included on the consolidated balance sheets net of an allowance for doubtful accounts. The total allowance for doubtful accounts at June 30, 2012 and December 31, 2011 was $63,097 and $52,844, respectively.

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

Inventories consist of the following:

	June 30, 2012	December 31, 2011

Finished goods	$1,227,390	$1,561,974
Less reserves	(399,993)	(485,452)
Total inventories	$827,397	$1,076,522

Note 6.    Debt Facility

We originally entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) on June 27, 2007 with Bluefin Capital, LLC (“Bluefin”). Bluefin subsequently assigned its rights and obligations under the Loan Agreement to an affiliate, CVC California, LLC (“CVC”).  On July 30, 2010, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with CVC in which the Company issued to CVC shares of the Company’s Series B Convertible Preferred Stock in payment of all of the outstanding obligations owed by the Company to CVC under the Loan Agreement, (see Note 7).  On July 30, 2010, all of the outstanding obligations owed to CVC under the Loan Agreement became due and payable, consisting of outstanding borrowings and accrued interest of $11,548,098 under the term notes, and $5,158,587 under the revolving credit note, for a total of $16,706,685, and all of these outstanding obligations were converted into Series B Convertible Preferred Stock pursuant to the Recapitalization Agreement.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the Recapitalization Agreement, the Loan Agreement (now fully paid and expired) was amended to extend the maturity date from July 30, 2010 until July 31, 2012, reduce the maximum borrowings available under the Revolver to $3,000,000, amend the borrowing base to modify the advance rate applicable to eligible accounts receivable to 75% and modify the advance rate applicable to eligible inventory to 40%, eliminate loan maintenance fees, and modify the permissible amount of capital expenditures the Company can make in any fiscal year. The Company paid CVC a non-refundable fee in the amount of $60,000 in consideration of CVC entering into the amendment and making this facility available and paid a $50,000 commitment fee during the third quarter of 2011 to ensure the availability of the revolver through July 31, 2012.  Upon execution of the amendment, CVC waived all prior events of default under the Loan Agreement. Borrowings under the Loan Agreement were secured by all of the Company’s assets.

At June 30, 2012 and December 31, 2011, there were no borrowings under the revolving credit facility portion of the Loan Agreement and no term loans under the Loan Agreement.

Interest expense related to the Loan Agreement is composed of interest on debt, amortization of debt discount, and amortization of deferred financing costs.  In total, the interest expense for the three and six months ended June 30, 2012 was $20,000 and $40,000, respectively. In total, the interest expense for the three and six months ended June 30, 2011 was $7,500 and $15,000, respectively.  Total interest expense in the periods was comprised as follows:

•
Amortization of deferred financing costs related to the Loan Agreement for the three months ended June 30, 2012 and 2011 was $7,500.  Amortization of deferred financing costs related to the Loan Agreement for the six months ended June 30, 2012 and 2011 was $15,000.

•
Commitment fee expense for the three months ended June 30, 2012 and 2011 was $12,500 and $0, respectively.  Commitment fee expense for the six months ended June 30, 2012 and 2011 was $25,000 and $0, respectively.

On July 31, 2012, the Loan Agreement expired along with all performance covenants, obligations and liens in connection with the Loan Agreement.

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
(Unaudited)

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
The Series B Preferred Stock is not currently redeemable but it is probable that the preferred stock will become redeemable due to the redemption option available to the preferred stock holders on July 30, 2016. Changes in the redemption value are recognized immediately as they occur, and the carrying amount of the instrument is adjusted to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the Series B Preferred Stock. Accordingly, the adjustment of $903,172 to record the preferred stock at its redemption value (“Original issue discount”) was charged against the preferred stock carrying value and retained earnings during the year ended December 31, 2010. In addition, the resulting increase in the carrying amount of the Series B Preferred Stock reduces the income applicable to common shareholders reported in the calculation of earnings per share.

•
The annual 16% liquidation preference increase on outstanding preferred shares is accrued each reporting period as an addition to the carrying value of the preferred stock and reduces the income applicable to common shareholders reported in the calculation of earnings per share.

The following table summarizes Series B Preferred Stock activity:

Series B Preferred Stock as of December 31, 2011	$20,671,738
Series B Preferred Stock liquidation preference increase	775,190
Series B Preferred Stock as of March 31, 2012	$21,446,928
Series B Preferred Stock liquidation preference increase	775,190
Series B Preferred Stock as of June 30, 2012	$22,222,118

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
(Unaudited)

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

Options to purchase 630,000 shares of common stock were granted under the Stock Incentive Plans during the three and six months ended June 30, 2012. Options to purchase 1,355,000 shares of common stock were granted under the Stock Incentive Plans during the three and six months ended June 30, 2011.

As of June 30, 2012, the Company had $109,753 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the weighted average period of 2.2 years.  As of June 30, 2011, unamortized stock-based compensation expense related to options issued to employees and directors was $172,064, which was to be recognized over the weighted average period of approximately 2.7 years.

The following table summarizes the activity in the Company’s share based plans during the six months ended June 30, 2012.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - January 1, 2012	6,142,100	$0.22
Cancelled	(200,000)	$0.16
Options outstanding - March 31, 2012	5,942,100	$0.23
Granted	630,000	$0.05
Cancelled	(200,000)	$0.13
Options outstanding - June 30, 2012	6,372,100	$0.21

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

 On August 30, 2010, Messrs. Schnell and Dyne elected to defer the settlement in common shares of 5,178,500 RSU’s beyond the vesting dates.  On August 30, 2011, based on the deferral schedules, 600,000 common shares were issued upon settlement of a portion of vested units under the RSU Awards.  At the time of the issuance of shares the intrinsic value of these RSU’s was $0.10 per share. On January 30, 2012, based on the deferral schedules, 900,000 common shares were issued upon settlement of a portion of vested units under the RSU Awards.  At the time of the issuance of shares the intrinsic value of these RSU’s was $0.05 per share. Subsequent to June 30, 2012 1,500,000 common shares were issued upon settlement of a portion of vested units under the RSU Awards.  At the time of the issuance of shares the intrinsic value of these RSU’s was $0.04 per share.

As of June 30, 2012, the Company had $716,482 of unamortized stock-based compensation expense related to RSU’s, which will be recognized over the remaining weighted average period of 1.0 years.

The following table summarizes RSU’s activity:

	Number of RSU’s			Weighted Average Grant date value per RSU
	Unvested	Vested	Total
RSU’s outstanding - December 31, 2011	5,778,500	5,178,500	10,957,000	$0.196
Common stock vested	(1,155,700)	1,155,700	-	$0.196
Common stock issued	-	(900,000)	(900,000)	$0.196
RSU’s outstanding – March 31, 2012 and June 30, 2012	4,622,800	5,434,200	10,057,000	$0.196

Note 9.      Income taxes

Provision for (benefit from) income taxes, net for the three and six months ended June 30, 2012 was $283,501 and $(6,732), respectively.  Provision for income taxes, net for the three and six months ended June 30, 2011 was $321,620 and $413,603, respectively.  The net income tax benefit for the six months ended June 30, 2012 includes the elimination of a tax liability of $196,423 recorded in 2007 associated with tax positions that could have been subject to reversal upon a regulatory review.  At March 31, 2012 the time limit for assessment of the tax liability expired and the liability was removed.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net deferred tax assets were $0 and $16,324 as of June 30, 2012 and December 31, 2011, respectively.  The deferred tax assets, net of tax liabilities and valuation reserves as of December 31, 2011, were associated primarily with the Company’s foreign operations and included in Other Assets.  U.S. deferred income tax benefits, and a portion of foreign income tax benefits, were fully reserved and not recorded in the net deferred tax assets primarily because there is not sufficient evidence to determine that the Company will be able to utilize its net operating loss carryforwards to offset future taxable income.

Other tax liabilities were principally associated with foreign withholdings and funds transfers, and income tax payable from our Hong Kong operation. Other tax liabilities as of June 30, 2012 and December 31, 2011, respectively amounted to $175,156 and $107,295, and were included in Accrued Expenses.

Current income taxes receivable were associated with foreign and domestic prepayments and totaled $312,721 and $88,943, respectively, as of June 30, 2012 and December 31, 2011.

Long term deferred income tax liabilities totaled $914,037 and $751,148 as of June 30, 2012 and December 31, 2011, respectively.  The deferred income tax liability includes a tax basis difference related to the Company’s indefinite lived intangible asset and the balance of a tax liability recorded in 2007 for tax positions subject to regulatory review including accrued penalties and interest, and a property and equipment tax basis difference associated with the Company’s Hong Kong operation.

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

	Three months ended June 30, 2012
	Talon	Trim	Tekfit	Consolidated
Net sales	$6,887,780	$6,288,016	$4,053	$13,179,849
Cost of goods sold	4,936,172	3,862,935	22,013	8,821,120
Gross profit (loss)	$1,951,608	$2,425,081	$(17,960)	4,358,729
Operating expenses				3,384,371
Income from operations				$974,358

	Three months ended June 30, 2011
	Talon	Trim	Tekfit	Consolidated
Net sales	$7,299,479	$5,450,562	$2,240	$12,752,281
Cost of goods sold	5,348,390	3,340,015	538	8,688,943
Gross profit	$1,951,089	$2,110,547	$1,702	4,063,338
Operating expenses				3,062,200
Income from operations				$1,001,138

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended June 30, 2012
	Talon	Trim	Tekfit	Consolidated
Net sales	$11,344,095	$10,576,700	$5,004	$21,925,799
Cost of goods sold	8,139,997	6,633,948	22,369	14,796,314
Gross profit (loss)	$3,204,098	$3,942,752	$(17,365)	7,129,485
Operating expenses				6,628,953
Income from operations				$500,532

	Six months ended June 30, 2011
	Talon	Trim	Tekfit	Consolidated
Net sales	$12,781,001	$9,197,233	$2,240	$21,980,474
Cost of goods sold	9,272,461	5,753,510	612	15,026,583
Gross profit	$3,508,540	$3,443,723	$1,628	6,953,891
Operating expenses				6,243,258
Income from operations				$710,633

The Company distributes its products internationally and has reporting requirements based on geographic regions.  Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment and intangible) is attributed to countries based on the location of the assets, as follows:

Sales:	Three Months Ended June 30,		Six Months Ended June 30,
Country / Region	2012	2011	2012	2011
United States	$967,002	$914,864	$1,868,271	$1,796,911
Hong Kong	3,553,258	4,273,926	7,104,882	7,496,328
China	4,069,915	3,539,886	5,644,422	5,147,472
Bangladesh	696,247	374,558	1,140,441	1,367,182
Other	3,893,427	3,649,047	6,167,783	6,172,581
Total	$13,179,849	$12,752,281	$21,925,799	$21,980,474

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2012	December 31, 2011
Long-lived Assets:
United States	$4,626,138	$4,443,691
Hong Kong	477,469	629,373
China	96,819	129,977
Other	-	319
Total	$5,200,426	$5,203,360

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

Colin Dyne is a director, officer and significant stockholder of Sequential Brands Group, Inc. (formerly People’s Liberation, Inc., “Sequential Brands”) and is the brother of both Mark Dyne and Larry Dyne, the President of the Company. The Company had no sales to Sequential Brands during the three and six months ended June 30, 2012.  The Company had sales to Sequential Brands during the three and six months ended June 30, 2011 of $81,824 and $139,003, respectively.

In November 2009, the Company entered into an agreement with Colin Dyne to pay a commission on the collected revenues associated with the sales of products to a specific retail brand. The agreement expired during fourth quarter of 2011. During the three and six months ended June 30, 2012 no commissions were earned under this agreement.  During the three and six months ended June 30, 2011 commissions of $12,420 and $32,512 were earned under this agreement, respectively.

Note 13.     Subsequent Events

The Company evaluated subsequent events after the balance sheet date of June 30, 2012 through the date these unaudited financial statements were issued.

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

Results of Operations

The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.9	68.1	67.5	68.4
Gross profit	33.1	31.9	32.5	31.6
Sales and marketing expenses	8.9	8.4	10.3	8.9
General and administrative expenses	16.8	15.7	19.9	19.5
Interest expense, net	0.1	0.2	0.2	0.2
Provision for (benefit from) income taxes, net	2.2	2.5	0.0	1.8
Net income	5.1%	5.1%	2.1%	1.2%

Sales

For the three and six months ended June 30, 2012 and 2011, sales by geographic region based on the location of the customer as a percentage of sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2012	2011	2012	2011
United States	7.3%	7.2%	8.5%	8.2%
Hong Kong	27.0	33.5	32.4	34.1
China	30.9	27.8	25.7	23.4
Bangladesh	5.3	2.9	5.2	6.2
Other	29.5	28.6	28.2	28.1
	100.0%	100.0%	100.0%	100.0%

Sales for the three months ended June 30, 2012 were $13,180,000, an increase of $428,000 or 3.3% compared to the same period in 2011.  The increase reflected sales to new specialty apparel customers and new programs within key customer accounts, partially offset by a decline in the sales of generic zippers to price sensitive mass merchandise and licensing customers.  Sales for the six months ended June 30, 2012 were $21,926,000, a slight decrease of $55,000 compared to the same period in 2011 due to the sharp decline in sales of generic zippers during the first quarter of 2012 substantially offset by the additional new programs and new customers.

Gross Profit

Gross profit for the three months ended June 30, 2012 was $4,359,000 and 33.1% of sales reflecting increases of $295,000 and 1.2 percentage points of sales as compared to the same period in 2011. The increase in gross profit for the three months ended June 30, 2012 as compared to the same period in 2011 was principally attributable to increased sales volumes and improved product mix, partially offset by higher manufacturing overhead, freight and duty costs.

Gross profit for the six months ended June 30, 2012 was $7,129,000 and 32.5% of sales, and reflected increases of $176,000 and 0.9% of sales as compared to the same period in 2011. The increase in gross profit for the six months ended June 30, 2012 as compared to the same period in 2011 was principally attributable to improved product mix, partially offset by reduced overall sales volumes and higher manufacturing overhead, freight and duty costs.

A recap of the change in gross profit for the three and six months ended June 30, 2012 as compared with the same period in 2011 is as follows:

	Three Months Ended June 30, 2012 compared to same period in 2011		Six Months Ended June 30, 2012 compared to same period in 2011
	$(1)	%(1)	$(1)	%(1)
Gross profit changes as a result of:
Higher (lower) volumes	170,000	4.2	(21,000)	(0.4)
Improved mix of products	207,000	5.1	332,000	4.8
Higher freight and duty costs	(39,000)	(1.0)	(45,000)	(0.6)
Higher manufacturing overhead costs	(43,000)	(1.1))	(90,000)	(1.3)
Gross profit change	295,000	7.2	176,000	2.5

(1)	Represents the amount or percentage, as applicable, change in each item in the three and six months ended June 30, 2012 period, as compared to the same period in 2011.

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2012 totaled $1,167,000, an increase of $102,000 as compared to same period in 2011.  Sales and marketing expenses for the six months ended June 30, 2012 were $2,263,000, an increase of $299,000 from the same period in 2011.  Sales expenses increased mainly due to continued investment in our internal sales force and external sales representatives network in the U.S., Europe and Asia during 2011 and the first half of 2012 in an effort to significantly expand our presence in select product markets within the U.S., Europe and Asia.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2012 totaled $2,218,000 or 16.8% of sales, which was an increase of $221,000 as compared to the same period in 2011.  The increase resulted mainly from corporate consulting expenses of $145,000, higher legal fees of $69,000 for increased efforts to secure patent and trademark filings worldwide, and other cost increases of $105,000 which were partially offset by lower net compensation expenses of $98,000.  General and administrative expenses for the six months ended June 30, 2012 were $4,365,000 or 19.9% of sales, which increased by $86,000 as compared to the same period in 2011.  The increase was mainly driven by corporate consulting expenses of $184,000 and higher legal fees of $136,000 to secure patent and trademark filings worldwide, which were substantially offset by lower net compensation expense of $222,000 and other expense reductions of $12,000.

Interest expense and interest income

Interest expense for the three and six months ended June 30, 2012 was $21,000 and $44,000 respectively, as compared to interest expense of $24,000 and $44,000 for the same periods in 2011. Interest income for the three and six months ended June 30, 2012 and 2011 was $1,000 and $2,000 respectively.

A brief summary of interest expense and interest income is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization of deferred financing costs and debt discounts	$8,000	$8,000	$15,000	$15,000
Other interest expense	13,000	16,000	29,000	29,000
Interest expense	21,000	24,000	44,000	44,000
Interest income	(1,000)	(1,000)	(2,000)	(2,000)
Interest expense, net	$20,000	$23,000	$42,000	$42,000

Income taxes

Provision for income taxes, net for the three months ended June 30, 2012 was $284,000 as compared to $322,000 for the same period in 2011.  Benefits from income taxes, net for the six months ended June 30, 2012 was $7,000 as compared to provision for income taxes, net of $414,000 for the same period in 2011.  The benefits from income tax, net for the six months ended June 30, 2012 includes the elimination of a tax liability of $196,000 (including $70,000 accrued interest and penalties) originally established in 2007 associated with tax positions that could have been subject to reversal upon a regulatory review.  At March 31, 2012 the time limit for assessment of the tax liability expired and the liability was removed.  In 2007 we recorded a reserve of $246,000 for potential tax liabilities associated with tax positions that could be subject to reversal upon a regulatory review, and  we have accrued interest and penalties that may be associated with these tax liabilities.  (See Note 9 in the accompanying Notes to Consolidated Financial Statements).

During the six months ended June 30, 2012 the benefits from income taxes, net compared to the same period in 2011 reflects lower income tax expense and lower funds transfers resulting in lower withholding tax in our Asian operations.  Deferred income tax assets, net are not reflected in our financial position, since there is not sufficient evidence to ensure that it is more likely than not that we will be able to utilize our domestic U.S. operating loss carry forwards (as well as a portion of our foreign net operating loss carry forwards) to offset future taxable income, and consequently the tax benefit of these losses is offset by a full valuation reserve.

Liquidity and Capital Resources

The following table summarizes selected financial data at:

	June 30, 2012	December 31, 2011

Cash and cash equivalents	$7,425,000	$5,749,000
Total assets	$18,386,000	$16,358,000
Current liabilities	$9,796,000	$8,464,000
Long term liabilities	$1,099,000	$1,141,000
Preferred stock	$22,222,000	$20,672,000
Stockholders’ equity (deficit)	$(14,731,000)	$(13,919,000)
Total equity and preferred stock	$7,491,000	$6,753,000

We believe that our existing cash and cash equivalents and our anticipated cash flows from our operating activities will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months.

Cash and cash equivalents

Cash and cash equivalents increased by $1,675,000 at June 30, 2012 as compared to December 31, 2011, principally due to cash provided by operating activities of $2,271,000, offset by acquisition of intangibles of $156,000, acquisition of property and equipment of $123,000, payment of notes payable to related parties of $241,000 and payment of other note payable of $67,000.

Cash provided by operating activities is our primary recurring source of funds, and reflects the net income from operations excluding non-cash charges, and changes in operating capital. The six months ended June 30, 2012 and 2011 reflected net cash provided by operating activities of $2,271,000 and $3,374,000, respectively.

The net cash provided by operating activities during the six months ended June 30, 2012 and 2011 resulted principally from:

	Six Months Ended June 30,
	2012	2011
Net income before non-cash expenses	$1,174,000	$1,322,000
Reduced inventory	232,000	298,000
Increased accounts receivable	(277,000)	(452,000)
Increased accounts payable and accrued expenses	1,636,000	2,208,000
Other increases in operating capital	(494,000)	(2,000)
Cash provided by operating activities	$2,271,000	$3,374,000

Net cash (used in) investing activities for the six months ended June 30, 2012 and 2011 was  $(278,000) and $(48,000), respectively, due to acquisition of intangibles in 2012 of $156,000 and due to acquisition of property and equipment of $123,000 and $103,000, respectively, offset by proceeds from sale of equipment in amount of $168 and $55,000, respectively, for the six months ended June 30, 2012 and 2011.

Net cash (used in) provided by financing activities for the six months ended June 30, 2012 and 2011 was $(311,000) and $9,000, respectively, reflecting payment of notes payable to related parties and other notes payable in the amount of $241,000 and $67,000 respectively during the six months ended June 30, 2012, proceeds from exercise of stock options of $12,000 during the six months ended June 30, 2011, and repayment of borrowings under capital leases during the six months ended June 30, 2012 and 2011 of  $3,000.

On June 27, 2007, we entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with Bluefin Capital, LLC that provided for a $5.0 million revolving credit facility and a $9.5 million term loan, each with a three year term originally maturing June 30, 2010, and subsequently extended to July 30, 2010. Bluefin Capital subsequently assigned its rights and obligations under the Loan Agreement to an affiliate, CVC California, LLC.  Borrowings under the Loan Agreement were secured by all of our assets.

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

In connection with the Recapitalization Agreement, we amended the Loan Agreement to extend the maturity date of the Loan Agreement from July 30, 2010 until July 31, 2012, reduce the maximum borrowings available under the Revolver to $3,000,000, amend the borrowing base to modify the advance rate applicable to eligible accounts receivable to 75% and modify the advance rate applicable to eligible inventory to 40%, eliminate loan maintenance fees, and modify the permissible amount of capital expenditures we can make in any fiscal year.  The financial covenants continued to exist through the maturity date.  We paid CVC a non-refundable fee in the amount of $60,000 in consideration of CVC entering into the amendment and paid a $50,000 commitment fee during the third quarter of 2011 to ensure the availability of the revolver through July 31, 2012.  Upon execution of the amendment, CVC waived all prior events of default under the Loan Agreement.

At June 30, 2012 and December 31, 2011, there were no borrowings under the revolving credit facility portion of the Loan Agreement and no term loans under the Loan Agreement.  On July 31, 2012, the Loan Agreement expired along with all performance covenants, obligations and liens in connection with the Loan Agreement.

We have financed equipment purchases through various notes payable and capital lease obligations. Our equipment obligation as of June 30, 2012 is approximately $5,000 and bears interest at rate of 15.4% per annum. Under these obligations, we are required to make monthly payments of principal and interest through November 2013.

The outstanding balance (including accrued interest) of our notes payable to related parties at June 30, 2012 and December 31, 2011 was $0 and $240,000, respectively.  Included in the balance at December 31, 2011 was a demand note which bore interest at 10%, had no scheduled monthly payments and was due within fifteen days following demand.  The demand note totaled $199,000 as of December 31, 2011, and was paid in full in March 2012 for $200,000. The balance of the notes payable to related parties of $41,000 as of December 31, 2011 represented our note payable to an officer. The note bore 6% interest annually and was paid in full in accordance with its terms in January 2012.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at June 30, 2012:

	Payments Due by Period ($)
		Less than	1-3	After
Contractual Obligations	Total	1 Year	Years	4 Years
Capital lease obligations	$5,000	$4,000	$1,000	$-
Operating leases	728,000	457,000	266,000	5,000
Total Obligations	$733,000	$461,000	$267,000	$5,000

At June 30, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we do not have any of the risks associated with financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

•	The net bad debt expense (recoveries), net and allowances for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Bad debt expense (recoveries), net	$14,000	$(11,000)	$13,000	$(1,000)
Allowance for doubtful accounts, Accounts receivable	$63,000	$25,000	$63,000	$25,000

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2012, we instituted a lawsuit against Adidas America, Inc. in the U.S. District Court for the Central District of California asserting claims of trademark infringement, unfair competition, deceptive trade practices and related claims, under both U.S. and California law.  The claims arise out of Adidas's use of the "TechFit" mark for its apparel, which we assert infringes our previously registered "Tekfit" trademark.   We are seeking an injunction prohibiting Adidas from using the TechFit mark, as well as an accounting of profits, compensatory damages, recovery of legal fees, and punitive damages.  The amount of potential damages is not quantifiable based on the information available to us at this time.  On May 21, 2012, Adidas filed a counterclaim against Talon seeking to cancel our Tekfit U.S. trademark registrations and recovery of legal fees.  The parties are currently engaged in written discovery, and a scheduling hearing is currently planned for September 2012.  We intend to continue to pursue our claims and defend against any counterclaims.

We currently have pending various claims and complaints that arise in the ordinary course of our business.  We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on our consolidated financial condition if adversely determined against us.

Item 1A.        Risk Factors

Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. No material change to such risk factors has occurred during the three months ended June 30, 2012.

Item 6.            Exhibits

Exhibit No.	Description
10.16.1	Amendment No. 1 to Executive Employment Agreement, dated June 15, 2012, between Talon International, Inc. and Lonnie D. Schnell.
10.17.1	Amendment No. 1 to Executive Employment Agreement, dated June 15, 2012, between Talon International, Inc. and Larry Dyne.
31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

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

Dated: August 13, 2012	By:	/s/ Lonnie D. Schnell
Lonnie D. Schnell
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

/s/ James E. Reeder
James E. Reeder
Vice President, Corporate Controller
(Principal Accounting Officer)