Form 10-Q
period 2012-09-30
TALON INTERNATIONAL, INC.
filed 2012-11-14
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012.

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
`
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

At November 13, 2012, the issuer had 23,400,808 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

INDEX TO FORM 10-Q

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,825,046	$5,749,341
Accounts receivable, net	4,447,029	3,777,771
Inventories, net	674,413	1,076,522
Prepaid expenses and other current assets	562,067	314,761
Total current assets	12,508,555	10,918,395

Property and equipment, net	861,805	1,092,609
Intangible assets, net	4,279,146	4,110,751
Other assets	193,267	236,411
Total assets	$17,842,773	$16,358,166

Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,233,136	$6,607,041
Accrued expenses	1,693,906	1,543,465
Notes payable to related parties	-	239,942
Other notes and current portion of capital lease obligations	3,333	73,148
Total current liabilities	8,930,375	8,463,596

Capital lease obligations, net of current portion	657	10,461
Deferred income taxes	950,224	751,148
Other liabilities	178,745	379,803
Total liabilities	10,060,001	9,605,008

Commitments and contingencies (Note 11)

Series B Convertible Preferred Stock, $0.001 par value; 407,160 shares authorized, issued and outstanding	23,079,995	20,671,738
Stockholders’ Equity (Deficit):
Series A Preferred Stock, $0.001 par value; 250,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 23,400,808 and 21,000,808 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	23,401	21,001
Additional paid-in capital	58,333,684	57,948,111
Accumulated deficit	(73,705,809)	(71,949,921)
Accumulated other comprehensive income	51,501	62,229
Total stockholders’ equity (deficit)	(15,297,223)	(13,918,580)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$17,842,773	$16,358,166

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$11,288,717	$9,404,648	$33,214,516	$31,385,122
Cost of goods sold	7,637,845	6,576,861	22,434,159	21,603,444
Gross profit	3,650,872	2,827,787	10,780,357	9,781,678

Sales and marketing expenses	1,205,552	1,137,597	3,469,024	3,101,644
General and administrative expenses	2,070,088	1,847,645	6,435,569	6,126,856
Total operating expenses	3,275,640	2,985,242	9,904,593	9,228,500

Income (loss) from operations	375,232	(157,455)	875,764	553,178

Interest expense, net	5,950	25,484	47,710	67,117
Income (loss) before provision for income taxes	369,282	(182,939)	828,054	486,061
Provision for (benefit from) income taxes, net	182,417	(56,919)	175,685	356,684

Net income (loss)	$186,865	$(126,020)	$652,369	$129,377

Series B Preferred Stock Liquidation Preference Increase	(857,877)	(739,549)	(2,408,257)	(2,076,084)
Loss applicable to Common Shareholders	$(671,012)	$(865,569)	$(1,755,888)	$(1,946,707)

Per share amounts:
Net income (loss) per share	$0.01	$(0.01)	$0.03	$0.01
Available to Preferred Shareholders	(0.04)	(0.03)	(0.11)	(0.11)
Basic and diluted net loss per share applicable to Common Shareholders	$(0.03)	$(0.04)	$(0.08)	$(0.10)

Weighted average number of common shares outstanding – Basic and diluted	22,911,678	20,602,982	22,141,684	20,421,664

Net income (loss)	$186,865	$(126,020)	$652,369	$129,377
Other comprehensive income (loss) - Foreign currency translation	(24,414)	19,340	(10,728)	(2,319)
Total comprehensive income (loss)	$162,451	$(106,680)	$641,641	$127,058

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$652,369	$129,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	401,141	460,487
(Gain) loss from disposal of equipment	(67,576)	7,391
Amortization of deferred financing cost	17,500	22,500
Stock based compensation	387,973	803,760
Deferred income taxes, net	215,402	152,468
Bad debt expense (recoveries), net	5,108	8,861
Inventory valuation provisions (recoveries), net	39,412	(16,228)
Changes in operating assets and liabilities:
Accounts receivable	(604,654)	(417,638)
Inventories	362,695	127,211
Prepaid expenses and other current assets	(247,043)	(86,151)
Other assets.	9,508	53,929
Accounts payable and accrued expenses	771,156	537,632
Other liabilities	(201,058)	(49,054)
Net cash provided by operating activities	1,741,933	1,734,545

Cash flows from investing activities:
Acquisitions of intangibles	(174,535)	-
Proceeds from sale of equipment	168	55,000
Acquisitions of property and equipment	(173,464)	(129,190)
Net cash used in investing activities	(347,831)	(74,190)

Cash flows from financing activities:
Payment of notes payable to related parties	(240,957)	(44,340)
Payment of other notes payable	(66,675)	-
Payment of capital leases	(3,667)	(4,458)
Proceeds from exercise of stock options	-	12,030
Net cash used in financing activities	(311,299)	(36,768)

Net effect of foreign currency exchange translation on cash	(7,098)	29,179
Net increase in cash and cash equivalents	1,075,705	1,652,766
Cash and cash equivalents at beginning of period	5,749,341	2,795,284

Cash and cash equivalents at end of period	$6,825,046	$4,448,050

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental disclosures of cash flow information:
	Nine Months Ended September 30,
	2012	2011
Cash received (paid) during the period for:
Interest paid	$(2,545)	$(68,951)
Interest received	$3,041	$3,415
Income tax paid, net (principally foreign)	$(184,981)	$(110,894)
Non-cash financing activities:
Series B preferred stock liquidation preference increase	$(2,408,257)	$(2,076,084)
RSU’s settlement in common stock	$2,400	$600
Interest accrued on notes payable	$1,540	$8,822
Effect of foreign currency translation on net assets	$(10,728)	$(2,319)
Non-cash investing activities:
Equipment exchanged for manufacturing services	$67,632	$-
Capital lease terminations	$9,802	$-

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

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectability of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts and that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified.  Bad debt expense (recovery), net on accounts receivable for the three and nine months ended September 30, 2012 was $(8,265) and $5,108, respectively.  Bad debt expense on accounts receivable for the three and nine months ended September 30, 2011 was $9,581 and $8,861, respectively.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities. The book value of the financial instruments is representative of their fair values.  In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At September 30, 2012 and December 31, 2011, cash equivalents consisted of money market funds measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $761,000 and $1,822,000, respectively.

The Company adopted the Financial Accounting Standards Board (“FASB”) staff position that delayed the guidance on fair value measurements for non-financial assets and non-financial liabilities. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Intangible Assets

Intangible assets consist of the Talon trade name acquired in a purchase business combination, patents, licenses, intellectual property rights and technology.  Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other”.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives using the straight-line method, and are reviewed for impairment in accordance with the provisions of ASC 360, “Property, Plant and Equipment”.  Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.  In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other - Testing Indefinite-lived Intangible Assets for Impairment.”  The updated guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not that an impairment exists, then the company is required to estimate the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test in accordance with ASU 350-30. The amendment was effective for annual and interim goodwill impairment tests performed for fiscal years, and interim periods within those years, beginning after September 15, 2012.  Early adoption was permitted as of a date before July 27, 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

On April 2, 2002, the Company entered into an Exclusive License and Intellectual Property Rights Agreement (the “License Agreement”) with Pro-Fit Holdings Limited (“Pro-Fit”).  The License Agreement granted the Company the exclusive rights to sell or sublicense waistbands manufactured under patented technology developed by Pro-Fit for garments manufactured anywhere in the world for sale in the United States market and to all United States brands.  The License Agreement had an indefinite term that extended for the duration of the trade secrets and patented technology licensed under the License Agreement.  The Company recorded an intangible asset amounting to $612,500 which has been fully amortized.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the quarter ended March 31, 2012 the Company completed the acquisition from Pro-Fit and related parties of all U.S. patents, applications, trademarks, rights and technology associated with the stretch waistband technology that was formerly exclusively licensed under the License Agreement, and the License Agreement was terminated.  During the quarter ended March 31, 2012 the Company also acquired other intellectual property related to accessory components used with a variety of apparel products.  The total purchase price and related fees for these assets totaled $174,535, and is amortized based on the estimated useful lives of between 10 and 17 years.

Intangible assets as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011

Tradename	$4,110,751	$4,110,751

Intellectual property rights and exclusive license	174,535	612,500
Accumulated amortization	(6,140)	(612,500)
Intellectual property rights, net	168,395	-
Intangible assets, net	$4,279,146	$4,110,751

Convertible Preferred Stock

The Company classifies its conditionally redeemable convertible preferred shares, which are subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity in the mezzanine section of the consolidated balance sheets, in accordance with  the guidance enumerated in FASB ASC No. 480-10 “Distinguishing Liabilities from Equity”, FASB ASC No. 210 “Classification and Measurement of Redeemable Securities” and Rule 5-02.28 of Regulation S-X, when determining the classification and measurement of preferred stock.

The Company evaluated the conversion option of its convertible preferred shares in accordance with FASB ASC No. 470-20, “Debt with Conversion and Other Options”, Accounting for Convertible Securities with Beneficial Conversion Features (“BCF”) or Contingently Adjustable Conversion Ratios.  A convertible financial instrument includes a BCF when the fair market value of the preferred stock is lower than the value of common stock when the preferred stock converts to common stock at the issuance date. The BCF shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in capital.

The convertible preferred shares, which are redeemable preferred securities, are reported at their current liquidation preference amount.  Redeemable securities initially are recorded at their fair value minus the BCF and minus preferred stock issuance costs, and then are subsequently adjusted for changes in the preferred stock value in accordance with the following guidelines:

•
When an equity instrument is not currently redeemable but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), then changes in the redemption value are recognized as they occur, and the carrying amount of the instrument is adjusted to equal the current redemption value. An increase in the carrying amount of the instrument reduces income available to common shareholders in the calculation of earnings per share.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
When the liquidation preference increases on preferred shares it is added to the preferred stock carrying amount, and reduces income available to common shareholders in the calculation of earnings per share.

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

Interest Expense, net – Interest expense reflects the cost of borrowing.  Interest expense for the three and nine months ended September 30, 2012 totaled $7,288 and $50,751 respectively.  Interest expense for the three and nine months ended September 30, 2011 totaled $26,830 and $70,532, respectively.  Interest income consists of earnings from cash held in interest bearing accounts.  For the three and nine months ended September 30, 2012 the Company recorded interest income of $1,338 and $3,041, respectively.  For the three and nine months ended September 30, 2011 the Company recorded interest income of $1,346 and $3,415, respectively.

As of March 31, 2012, the Company elected to change its policy on the classification of interest and penalties associated with tax positions originally recorded in 2007 that could be subject to reversal upon a regulatory review.  In accordance with accounting guidance under FASB ASC 740 “Income Taxes” regarding uncertain income tax positions, the Company chose to report interest and penalties associated with uncertain tax positions in the provision for (benefit from) income taxes, net instead of interest expense.  This presentation is preferable in order to reflect the full impact of the uncertain income tax position into one classification on our Consolidated Statement of Operations and Comprehensive Loss.  Historical amounts are insignificant, and due to immateriality the prior periods presented have not been adjusted to apply the new accounting method retrospectively in accordance with FASB ASC 250 “Accounting Changes and Error Corrections” (See Note 10).

Foreign Currency Translation

The Company has operations and holds assets in various foreign countries.  The local currency is the functional currency for the Company’s subsidiaries in China and India.  Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period.  Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized.  Included in accumulated other comprehensive income were a cumulative foreign currency translation gain of $51,501 and $62,229 at September 30, 2012 and December 31, 2011, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Comprehensive Income (loss)

Comprehensive income consists of net income and unrealized income (losses) on foreign currency translation adjustments. The foreign currency translation adjustment represents the net currency translation gains and losses related to our China and India subsidiaries, which have not been reflected in the net income for the periods presented.

In the first quarter of 2012 we adopted FASB ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) and ASU 2011-12, “Comprehensive Income (Topic 220)”, which amended ASC Topic 220, “Comprehensive Income”, and was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company chose the option provided by ASU 2011-05 to present the total of comprehensive income (loss), the components of net income (loss) and the components of other comprehensive income (loss) in a single continuous statement.  Adoption of the guidance did not have any impact on our results of operations or financial condition.

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

Note 3.     New Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other - Testing Indefinite-lived Intangible Assets for Impairment.”  The updated guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not that an impairment exists, then the company is required to estimate the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test in accordance with ASU 350-30.  This ASU is effective for fiscal years, and interim periods within those years, beginning after September 15, 2012.  Early adoption is permitted as of a date before July 27, 2012.  The Company adopted ASU 2012-03 as of September 30, 2012.  The adoption of ASU 2012-02 did not have a material impact on our financial position, results of operations or cash flows.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.     Net income (loss) per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Net income (loss)	Shares	Per Share Amount
Three Months ended September 30, 2012:

Basic net income (loss) per share:
Net income	$186,865	22,911,678	$0.01
Series B Preferred Stock Liquidation Preference Increase	(857,877)		(0.04)
Income (loss) applicable to Common Shareholders	(671,012)	22,911,678	(0.03)
Effect of Dilutive Securities - Options, Preferred Stock and RSUs	-	-	-
Diluted net income (loss) applicable to Common Shareholders	$(671,012)	22,911,678	$(0.03)

Three Months ended September 30, 2011:
Basic net income (loss) per share:
Net loss	$(126,020)	20,602,982	$(0.01)
Series B Preferred Stock Liquidation Preference Increase	(739,549)		(0.03)
Income (loss) applicable to Common Shareholders	(865,569)	20,602,982	(0.04)
Effect of Dilutive Securities - Options, Preferred Stock and RSUs	-	-	-
Diluted net income (loss) applicable to Common Shareholders	$(865,569)	20,602,982	$(0.04)

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Net income (loss)	Shares	Per Share Amount
Nine Months ended September 30, 2012:
Basic net income (loss) per share:
Net income income	$652,369	22,141,684	$0.03
Series B Preferred Stock Liquidation Preference Increase	(2,408,257)		(0.11)
Income (loss) applicable to Common Shareholders	(1,755,888)	22,141,684	(0.08)
Effect of Dilutive Securities -
Options, Preferred Stock and RSUs	-	-	-
Diluted net income (loss) applicable to Common Shareholders	$(1,755,888)	22,141,684	$(0.08)

Nine Months ended September 30, 2011:
Basic net income (loss) per share:
Net income	$129,377	20,421,664	$0.01
Series B Preferred Stock Liquidation Preference Increase	(2,076,084)		(0.11)
Income (loss) applicable to Common Shareholders	(1,946,707)	20,421,664	(0.10)
Effect of Dilutive Securities -
Options, Preferred Stock and RSUs	-	-	-
Diluted net income (loss) applicable to Common Shareholders	$(1,946,707)	20,421,664	$(0.10)

For the three and nine months ended September 30, 2012, options to purchase 6,372,100 shares of common stock exercisable between $0.04 and $5.23 per share, RSU’s to settle for 8,557,000 common shares and Series B Preferred Stock to be converted into 40,716,000 shares of common stock were outstanding, but were not included in the computation of diluted net income (loss) per share applicable to common shareholders because they would have an antidilutive effect on the net income (loss) per share.

For the three and nine months ended September 30, 2011, options to purchase 6,158,038 shares of common stock exercisable between $0.06 and $5.23 per share, RSU’s to settle for 10,957,000 common shares and Series B Preferred Stock to be converted into 40,716,000 shares of common stock were outstanding, but were not included in the computation of diluted net income (loss) per share because they would have an antidilutive effect on the net income (loss) per share.

Note 5.     Accounts Receivable

Accounts receivable are included on the consolidated balance sheets net of the allowance for doubtful accounts. The allowance for doubtful accounts at September 30, 2012 and December 31, 2011 was $47,777 and $52,844, respectively.

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

Inventory valuation reserves are recorded for damaged, obsolete, excess and slow-moving inventory.  The Company uses estimates to record these reserves.  Slow-moving inventory is reviewed by category and may be partially or fully reserved depending on the type of product and the length of time the product has been included in inventory.  Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known.  Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this inventory.

Inventories consist of the following:

	September 30, 2012	December 31, 2011

Finished goods	$1,007,526	$1,561,974
Less reserves	(333,113)	(485,452)
Total inventories	$674,413	$1,076,522

Note 7.     Debt Facility

We originally entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) on June 27, 2007 with Bluefin Capital, LLC (“Bluefin”). Bluefin subsequently assigned its rights and obligations under the Loan Agreement to an affiliate, CVC California, LLC (“CVC”).  On July 30, 2010, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with CVC in which the Company issued to CVC shares of the Company’s Series B Convertible Preferred Stock in payment of all of the outstanding obligations owed by the Company to CVC under the Loan Agreement, (see Note 8).  All of the outstanding obligations owed to CVC under the Loan Agreement that became due and payable on July 30, 2010, in the amount of $16,706,685, were converted into Series B Convertible Preferred Stock pursuant to the Recapitalization Agreement.  These obligations consisted of outstanding borrowings and accrued interest of $11,548,098 under term notes, and $5,158,587 under a revolving credit note.

In connection with the Recapitalization Agreement, the Loan Agreement (now fully paid and expired) was amended to extend the maturity date from July 30, 2010 until July 31, 2012, reduce the maximum borrowings available under the Revolver to $3,000,000, and amend various additional terms and conditions of the Loan Agreement. The Company paid CVC a non-refundable fee in the amount of $60,000 in consideration of CVC entering into the amendment and making this facility available and paid a $50,000 commitment fee during the third quarter of 2011 to ensure the availability of the revolver through July 31, 2012.  Upon execution of the amendment, CVC waived all prior events of default under the Loan Agreement.  Borrowings under the Loan Agreement were secured by all of the Company’s assets.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On July 31, 2012, with no borrowings outstanding, the Loan Agreement expired along with all performance covenants, obligations and liens against any assets of the Company. At December 31, 2011, there were no borrowings under the Revolver portion of the Loan Agreement and no term loans under the Loan Agreement.

Interest expense related to the Loan Agreement was composed of interest on debt, amortization of debt discount, and amortization of deferred financing costs.  In total, the interest expense for the three and nine months ended September 30, 2012 was $6,667 and $46,667, respectively. In total, the interest expense for the three and nine months ended September 30, 2011 was $15,833 and $30,833, respectively.  Total interest expense related to the Loan Agreement in the periods was comprised as follows:

•
Amortization of deferred financing costs for the three months ended September 30, 2012 and 2011 was $2,500 and $7,500, respectively.  Amortization of deferred financing costs for the nine months ended September 30, 2012 and 2011 was $17,500 and $22,500, respectively.

•
Commitment fee expense for the three months ended September 30, 2012 and 2011 was $4,167 and $8,333, respectively.  Commitment fee expense for the nine months ended September 30, 2012 and 2011 was $29,167 and $8,333, respectively.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Series B Preferred Stock Liquidation Preference will increase at the rate of 16% per annum, compounded annually, in the form of a dividend accrual on the Liquidation Preference.  The dividend however is only payable in connection with the payment of the Liquidation Preference upon the liquidation, dissolution or winding up of the Company, and in exchange for the surrender of the Preferred Stock.  No portion of the Liquidation Preference or the associated accrued dividends are convertible into common stock, nor will any portion of the Liquidation Preference or the accrued dividends be payable on shares of Series B Preferred Stock in the event of or following the conversion of such shares into common stock.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes Series B Preferred Stock activity:

Series B Preferred Stock as of December 31, 2011	$20,671,738
Series B Preferred Stock liquidation preference increase for the nine months ended September 30, 2012 ($857,877 for the quarter ended September 30, 2012)	2,408,257

Series B Preferred Stock as of September 30, 2012	$23,079,995

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Options to purchase 630,000 shares of common stock were granted under the Stock Incentive Plans during the nine months ended September 30, 2012. Options to purchase 50,000 and 1,405,000 shares of common stock were granted under the Stock Incentive Plans during the three and nine months ended September 30, 2011, respectively.

As of September 30, 2012, the Company had $95,324 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the weighted average period of 2.0 years.  As of September 30, 2011, unamortized stock-based compensation expense related to options issued to employees and directors was $156,931, which was to be recognized over the weighted average period of approximately 2.7 years.

The following table summarizes the activity in the Company’s share based plans during the nine months ended September 30, 2012.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - January 1, 2012	6,142,100	$0.22
Granted	630,000	$0.05
Cancelled	(400,000)	$0.15
Options outstanding - June 30, 2012	6,372,100	$0.21
Granted	-	$-
Cancelled	-	$-
Options outstanding - September 30, 2012	6,372,100	$0.21

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On August 30, 2010, Messrs. Schnell and Dyne elected to defer the settlement in common shares of 5,178,500 RSU’s beyond the vesting dates.  On August 30, 2011, based on the deferral schedules, 600,000 common shares were issued upon settlement of a portion of vested units under the RSU Awards.  At the time of the issuance the intrinsic value of these shares was $0.10 per share. On January 30, 2012, based on the deferral schedules, 900,000 common shares were issued upon settlement of a portion of vested units under the RSU Awards.  At the time of the issuance the intrinsic value of these shares was $0.05 per share. On July 30, 2012 1,500,000 common shares were issued upon settlement of a portion of vested units under the RSU Awards.  At the time of the issuance the intrinsic value of these shares was $0.04 per share.

As of September 30, 2012, the Company had $601,652 of unamortized stock-based compensation expense related to RSU’s, which will be recognized over the remaining weighted average period of 0.9 years.

The following table summarizes RSU’s activity:

	Number of RSU’s			Weighted Average Grant date
	Unvested	Vested	Total	value per RSU
RSU’s outstanding - December 31, 2011	5,778,500	5,178,500	10,957,000	$0.196
Common stock vested	(2,311,400)	2,311,400	-	$0.196
Common stock issued	-	(2,400,000)	(2,400,000)	$0.196
RSU’s outstanding – September 30, 2012	3,467,100	5,089,900	8,557,000	$0.196

For the quarter ended September 30, 2012, 1,155,700 RSU’s vested, and 1,500,000 common shares were issued upon settlement of a like number of RSU’s.

Note 10.    Income taxes

Provision for income taxes, net for the three and nine months ended September 30, 2012 was $182,417 and $175,685, respectively.  Provision for (benefit from) income taxes, net for the three and nine months ended September 30, 2011 was $(56,919) and $356,684, respectively.  The net income tax provision for the nine months ended September 30, 2012 includes the benefit of the elimination of a tax liability of $196,423 recorded in 2007 which was associated with tax positions that could have been subject to reversal upon a regulatory review.  At March 31, 2012 the time limit for assessment of the tax liability expired and the liability was removed.

Net deferred tax assets were $0 and $16,324 as of September 30, 2012 and December 31, 2011, respectively.  The deferred tax assets, net of tax liabilities and valuation reserves as of December 31, 2011, were associated primarily with the Company’s foreign operations and included in Other Assets.  U.S. deferred income tax benefits and a portion of foreign income tax benefits, were fully reserved and not recorded in the net deferred tax assets primarily because there is not sufficient evidence to determine that the Company will be able to utilize its net operating loss carryforwards to offset future taxable income.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other tax liabilities were principally associated with foreign withholdings and funds transfers, and income tax payable from our Hong Kong operation. Other tax liabilities as of September 30, 2012 and December 31, 2011, respectively amounted to $207,524 and $107,295, and were included in Accrued Expenses.

Current income taxes receivable were associated with foreign and domestic prepayments and totaled $223,411 and $88,943, respectively, as of September 30, 2012 and December 31, 2011.

Long term deferred income tax liabilities totaled $950,224 and $751,148 as of September 30, 2012 and December 31, 2011, respectively.  The deferred income tax liability is primarily a tax basis difference related to the Company’s indefinite lived intangible asset and the balance of a tax liability recorded in 2007 for tax positions subject to regulatory review including accrued penalties and interest.

Note 11.    Commitments and Contingencies

 On May 7, 2012, the Company filed a lawsuit against Adidas America, Inc. in the U.S. District Court for the Central District of California asserting claims of trademark infringement, unfair competition, deceptive trade practices and related claims, under both U.S. and California law.  The claims arise out of Adidas's use of the “Techfit” name for its apparel, which the Company asserts infringes its previously registered Tekfit® trademark.  The Company is seeking an injunction prohibiting Adidas from using the Techfit name, as well as an accounting of profits, compensatory damages, recovery of legal fees, and punitive damages.  The amount of potential damages is not quantifiable based on the information available to us at this time.  On May 21, 2012, Adidas filed a counterclaim against the Company seeking cancellation of its Tekfit® U.S. trademark registrations and recovery of legal fees.  The parties are currently engaged in written discovery, and following a hearing in September the court has scheduled a trial date of August 27, 2013.  The Company intends to aggressively pursue its claims, to defend its Tekfit®  trademark and defend against any counterclaims.

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

	Three Months ended September 30, 2012

	Talon	Trim	Tekfit®	Consolidated
Net sales	$5,730,650	$5,547,930	$10,137	$11,288,717

Cost of goods sold	4,152,514	3,478,455	6,876	7,637,845

Gross profit	$1,578,136	$2,069,475	$3,261	3,650,872

Operating expenses				3,275,640

Income from operations				$375,232

	Three Months ended September 30, 2011

	Talon	Trim	Tekfit®	Consolidated

Net sales	$5,044,152	$4,356,129	$4,367	$9,404,648

Cost of goods sold	3,711,196	2,865,033	632	6,576,861

Gross profit	$1,332,956	$1,491,096	$3,735	2,827,787

Operating expenses				2,985,242

Loss from operations				$(157,455)

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months ended September 30, 2012

	Talon	Trim	Tekfit®	Consolidated

Net sales	$17,074,745	$16,124,630	$15,141	$33,214,516

Cost of goods sold	12,292,511	10,112,403	29,245	22,434,159

Gross profit (loss)	$4,782,234	$6,012,227	$(14,104)	10,780,357

Operating expenses				9,904,593

Income from operations				$875,764

	Nine Months ended September 30, 2011

	Talon	Trim	Tekfit®	Consolidated

Net sales	$17,825,153	$13,553,362	$6,607	$31,385,122

Cost of goods sold	12,983,656	8,618,543	1,245	21,603,444

Gross profit	$4,841,497	$4,934,819	$5,362	9,781,678

Operating expenses				9,228,500

Income from operations				$553,178

The Company distributes its products internationally and has reporting requirements based on geographic regions.  Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment and intangible) is attributed to countries based on the location of the assets, as follows:

Sales:	Three Months Ended September 30,		Nine Months Ended September 30,
Country / Region	2012	2011	2012	2011

United States	$1,369,612	$723,348	$3,237,883	$2,520,259

Hong Kong	3,884,128	3,685,785	10,989,010	11,182,113

China	2,634,915	2,270,181	8,279,337	7,417,653

Bangladesh	587,934	242,325	1,728,375	1,609,507

Other	2,812,128	2,483,009	8,979,911	8,655,590

Total	$11,288,717	$9,404,648	$33,214,516	$31,385,122

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2012	December 31, 2011
Long-lived Assets:

United States	$4,649,797	$4,443,691

Hong Kong	404,551	629,373

China	86,603	129,977

Other	-	319

Total	$5,140,951	$5,203,360

Note 13.    Related Party Notes and Transactions

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

At December 31, 2011, notes payable to related parties also included a demand note due to Monto Holdings, Pty, Ltd. a company related to or affiliated with Mark Dyne, Chairman of the Company’s Board of Directors and a stockholder, in the amount of $198,783 including accrued interest. In March 2012 the note was paid in full.

Colin Dyne is a director, officer and significant stockholder of Sequential Brands Group, Inc. and is the brother of both Mark Dyne and Larry Dyne, the President of the Company.  The Company had sales to Sequential Brands Group, Inc. during the three and nine months ended September 30, 2011 of $3,527 and $142,530, respectively.

In November 2009, the Company entered into an agreement with Colin Dyne to pay a commission on the collected revenues associated with the sales of products to a specific retail brand. The agreement expired during the fourth quarter of 2011. During the three and nine months ended September 30, 2011 commissions of $7,454 and $39,966 were earned under this agreement, respectively.

Note 14.    Subsequent Events

The Company evaluated subsequent events after the balance sheet date of September 30, 2012 through the date these unaudited financial statements were issued.

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

We pursue the global expansion of our business through the establishment of Talon owned sales and distribution locations, select representative agreements and strategic manufacturing relationships.  The manufacturing arrangements, in combination with Talon owned and affiliated facilities under the Talon brand, improve our time-to-market throughout the world by sourcing, finishing and distributing our products to apparel manufacturers in their local markets.

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

Our Tekfit® business supplies apparel retailers and brands with a unique, affordable waistband for all of their apparel garments that provides a stretchable, comfort-fitting waistband using the same non-stretchable fabric that is used to manufacture the garment. Our patented technology, manufacturing know-how, equipment and materials use compression technology to create an expandable waistband from virtually any fabric. Our efforts to market this ingredient technology in recent years were severely limited by a licensing dispute that began in 2004.  However, in March 2012, all parties involved in the dispute finalized a Settlement Agreement & Release that unconditionally settled all lawsuits, claims, liabilities, agreements, and contracts involved in the matter and pursuant to which we then acquired all of the U.S. patents, licenses, rights and technology associated with the process.  With this dispute now completed, we are significantly increasing our marketing efforts to re-introduce this unique technology to major brands and retailers worldwide.

Seasonality

We typically experience seasonal fluctuations in sales volume consistent with the purchase demands of the apparel industry.  In most years, these seasonal fluctuations result in lower sales volumes for our business in the first and fourth quarters of each year due to the seasonal buying patterns by the majority of our customers.  The apparel retailers typically experience higher sales volumes during the second and third quarters associated with back-to-school sales efforts and in the fourth quarter in connection with year-end holiday purchases. Sales of our products typically precede the retail sales patterns by 90 to 150 days.  Backlogs of sales orders are not considered material in the industries in which we compete, which reduces the predictability of our sales and reinforces the volatility of these cyclical buying patterns on our sales volume.

Results of Operations

The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.7	69.9	67.5	68.8
Gross profit	32.3	30.1	32.5	31.2
Sales and marketing expenses	10.7	12.1	10.4	9.9
General and administrative expenses	18.3	19.6	19.4	19.6
Interest expense, net	0.0	0.3	0.2	0.2
Provision for (benefit from) income taxes, net	1.6	(0.6)	0.5	1.1
Net income (loss)	1.7%	(1.3)%	2.0%	0.4%

Sales

For the three and nine months ended September 30, 2012 and 2011, sales by geographic region based on the location of the customer as a percentage of sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2012	2011	2012	2011
United States	12.1%	7.7%	9.7%	8.0%
Hong Kong	34.4	39.2	33.1	35.6
China	23.3	24.1	24.9	23.6
Bangladesh	5.2	2.6	5.2	5.1
Other	25.0	26.4	27.1	27.7
	100.0%	100.0%	100.0%	100.0%

Sales for the three months ended September 30, 2012 were $11,289,000, an increase of $1,884,000 or 20.0% compared to the same period in 2011. Sales for the nine months ended September 30, 2012 were $33,215,000, an increase of $1,829,000 or 5.8% compared to the same period in 2011. The increases reflected sales to new specialty apparel customers and new programs within key customer accounts, partially offset by a decline in the sales of generic zippers to price sensitive mass merchandise and licensing customers.

Gross Profit

Gross profit for the three months ended September 30, 2012 was $3,651,000 and 32.3% of sales reflecting an increase of $823,000 (a 2.2 percentage point increase) as compared to the same period in 2011. The increase in gross profit for the three months ended September 30, 2012 as compared to the same period in 2011 was principally attributable to greater overall sales volumes and improved product mix, partially offset by higher freight and duty costs.

Gross profit for the nine months ended September 30, 2012 was $10,780,000 and 32.5% of sales, and reflected an increase of $999,000 (a 1.3 percentage point increase) as compared to the same period in 2011. The increase in gross profit for the nine months ended September 30, 2012 as compared to the same period in 2011 was principally attributable to improved overall sales volumes and improved product mix, partially offset by higher manufacturing overhead, freight and duty costs.

A recap of the change in gross profit for the three and nine months ended September 30, 2012 as compared with the same period in 2011 is as follows:

	Three Months Ended September 30, 2012 compared to same period in 2011		Nine Months Ended September 30, 2012 compared to same period in 2011
	$(1)	%(1)	$(1)	%(1)
Gross profit changes as a result of:
Higher sales volumes	746,000	26.4	727,000	7.3
Improved mix of products	187,000	6.6	517,000	5.3
Higher freight and duty costs	(144,000)	(5.1)	(189,000)	(1.9)
Lower (higher) manufacturing overhead costs	34,000	1.2	(56,000)	(0.6)
Gross profit change	823,000	29.1	999,000	10.1

(1)	Represents the amount or percentage, as applicable, change in each item in the three and nine months ended September 30, 2012 period, as compared to the same period in 2011.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2012 totaled $1,206,000, an increase of $68,000 as compared to same period in 2011.  Sales and marketing expenses for the nine months ended September 30, 2012 were $3,469,000, an increase of $367,000 from the same period in 2011.  Sales expenses increased mainly due to our continued investment in strengthening our internal sales force and expanding our external sales representatives network in the U.S., Europe and Asia during 2011 and the first half of 2012 in an effort to further establish our presence in select product markets within the U.S., Europe and Asia.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2012 totaled $2,070,000, or 18.3% of sales, which was an increase of $222,000 as compared to the same period in 2011.  The increase resulted mainly from non-operational professional fees of $185,000, higher legal fees of $93,000 associated with our efforts to secure patent and trademark filings worldwide, and other cost increases of $8,000, which were partially offset by lower net compensation costs of $64,000.  General and administrative expenses for the nine months ended September 30, 2012 were $6,422,000 or 19.3% of sales, an increase of $309,000 as compared to the same period in 2011.  The increase was mainly driven by non-operational professional expenses of $384,000 and higher legal fees of $229,000 to secure our patent and trademark filings worldwide, which were substantially offset by lower net compensation costs of $285,000 and other cost reductions of $19,000.

Interest expense and interest income

Interest expense for the three and nine months ended September 30, 2012 was $7,000 and $51,000 respectively, as compared to interest expense of $26,000 and $70,000 for the same periods in 2011. Interest income for the three and nine months ended September 30, 2012 and 2011 was $1,000 and $3,000 respectively.

A brief summary of interest expense and interest income is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization of deferred financing costs	$3,000	$8,000	$18,000	$23,000
Other interest expense	4,000	18,000	33,000	47,000
Interest expense	7,000	26,000	51,000	70,000
Interest income	(1,000)	(1,000)	(3,000)	(3,000)
Interest expense, net	$6,000	$25,000	$48,000	$67,000

Income taxes

Provision for income taxes, net for the three months ended September 30, 2012 was $182,000, as compared to a benefit from income taxes, net of $(57,000) for the same period in 2011.  Provision for income taxes, net for the nine months ended September 30, 2012 was $176,000, as compared to $357,000 for the same period in 2011.  The provision for income taxes, net for the nine months ended September 30, 2012 includes the benefit of eliminating a tax liability of $196,000 (which includes $70,000 in accrued interest and penalties) that was originally established in 2007 in association with tax positions that could have been subject to reversal upon a regulatory review.  At March 31, 2012 the time limit for assessment of the tax position expired and the liability was removed. (See Note 10 in the accompanying Notes to Consolidated Financial Statements).

During the nine months ended September 30, 2012 funds transfers from our foreign subsidiaries were lower than in the same period in 2011.  Consequently, the provision for income taxes, net compared to the same period in 2011 reflected lower withholding tax from our Asian operations offset by higher income tax expense due to higher profitability in the foreign subsidiaries. Deferred income tax assets, net are not reflected in our financial position, since there is not sufficient evidence to ensure that it is more likely than not that we will be able to utilize our domestic U.S. operating loss carry forwards (as well as a portion of our foreign net operating loss carry forwards) to offset future taxable income, and consequently the tax benefit of these losses is offset by a full valuation reserve.

Liquidity and Capital Resources

The following table summarizes selected financial data at:

	September 30, 2012	December 31, 2011

Cash and cash equivalents	$6,825,000	$5,749,000

Total assets	$17,843,000	$16,358,000

Current liabilities	$8,930,000	$8,464,000

Long term liabilities	$1,130,000	$1,141,000

Preferred stock	$23,080,000	$20,672,000

Stockholders’ equity (deficit)	$(15,297,000)	$(13,919,000)

Total equity and preferred stock	$7,783,000	$6,753,000

We believe that our existing cash and cash equivalents and our anticipated cash flows from our operating activities will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months.

Cash and cash equivalents

Cash and cash equivalents increased by $1,076,000 at September 30, 2012 as compared to December 31, 2011, principally due to cash provided by operating activities of $1,742,000, offset by acquisition of intangibles of $175,000, acquisition of property and equipment of $174,000, payment of notes payable to related parties of $241,000 and payment of other note payable of $67,000.

Cash provided by operating activities is our primary recurring source of funds, and reflects the net income from operations excluding non-cash charges, and changes in operating capital. The nine months ended September 30, 2012 and 2011 reflected net cash provided by operating activities of $1,742,000 and $1,735,000, respectively.

The net cash provided by operating activities during the nine months ended September 30, 2012 and 2011 resulted principally from:

	Nine Months Ended September 30,
	2012	2011

Net income before non-cash expenses	$1,651,000	$1,569,000

Reduced inventory	363,000	127,000

Increased accounts receivable	(605,000)	(418,000)

Increased accounts payable and accrued expenses	771,000	538,000

Other reductions in operating capital	(438,000)	(81,000)

Cash provided by operating activities	$1,742,000	$1,735,000

Net cash (used in) investing activities for the nine months ended September 30, 2012 and 2011 was  $(348,000) and $(74,000), respectively, due to acquisition of intangibles in 2012 of $175,000 and  acquisition of property and equipment of $173,000 and $129,000, respectively, offset by proceeds from sale of equipment in amount of $168 and $55,000, respectively, for the nine months ended September 30, 2012 and 2011.

Net cash (used in) financing activities for the nine months ended September 30, 2012 and 2011 was $(311,000) and $(37,000), respectively, reflecting payment of notes payable to related parties in the amount of $241,000 and $44,000 during 2012 and 2011, respectively, payment of other notes payable in the amount of $67,000 during 2012, proceeds from exercise of stock options of $12,000 during 2011, and repayment of borrowings under capital leases during 2012 and 2011 of  $3,000 and $5,000, respectively.

On June 27, 2007, we entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with Bluefin Capital, LLC that provided for a $5.0 million revolving credit facility and a $9.5 million term loan, each with a three year term originally maturing June 30, 2010, which was subsequently extended to July 30, 2010. Bluefin Capital subsequently assigned its rights and obligations under the Loan Agreement to an affiliate, CVC California, LLC.  Borrowings under the Loan Agreement were secured by all of our assets.

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

In connection with the Recapitalization Agreement, we amended the Loan Agreement to extend the maturity date of the Loan Agreement from July 30, 2010 until July 31, 2012, reduce the maximum borrowings available under the Revolver to $3,000,000, and amend various additional terms and conditions of the Loan Agreement.. We paid CVC a non-refundable fee in the amount of $60,000 in consideration of CVC entering into the amendment and paid a $50,000 commitment fee during the third quarter of 2011 to ensure the availability of the revolver through July 31, 2012.  Upon execution of the amendment, CVC waived all prior events of default under the Loan Agreement.

On July 31, 2012, the Loan Agreement, which had no borrowings outstanding, expired along with all performance covenants, obligations and liens in connection with the Loan Agreement.

We have financed equipment purchases through various notes payable and capital lease obligations. Our equipment financing obligation as of September 30, 2012 is approximately $5,000 and bears interest at rate of 15.4% per annum. Under these obligations, we are required to make monthly payments of principal and interest through November 2013.

 The outstanding balance (including accrued interest) of our notes payable to related parties at September 30, 2012 and December 31, 2011 was $0 and $240,000, respectively.  Included in the balance at December 31, 2011 was a demand note which bore interest at 10%, had no scheduled monthly payments and was due within fifteen days following demand.  The demand note totaled $199,000 as of December 31, 2011, and was paid in full in March 2012 for $200,000. The balance of the notes payable to related parties of $41,000 as of December 31, 2011 represented our note payable to an officer. The note bore 6% interest annually and was paid in full in accordance with its terms in January 2012.

We have satisfied our working capital requirements primarily through cash flows generated from operations and borrowings under our credit facility.  As we continue to expand globally with our apparel manufacturing in offshore locations, our customers are substantially all foreign-based and foreign-owned entities.  We continue to evaluate both financing and equity options to provide capital if needed to fund our expansion and on-going operations. If we experience greater than anticipated reductions in sales, we may need to borrow or raise additional capital, or further reduce the scope of our business in order to fund our on-going operations or to satisfy our future short-term operating requirements.  The extent of our future long-term capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of possible acquisitions, and our expansion into foreign markets.  Our need for additional long-term financing may include the integration and expansion of our operations to exploit our rights under our Talon trade name, and the expansion of our operations in the Asian and European markets. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we may need to raise additional debt or equity financing in order to provide for our operations.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at September 30, 2012:

	Payments Due by Period ($)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	After 4 Years
Capital lease obligations	$4,000	$4,000	$-	$-
Operating leases	1,069,000	551,000	514,000	4,000
Total Obligations	$1,073,000	$555,000	$514,000	$4,000

At September 30, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we do not have any of the risks associated with financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

•	The net bad debt expense (recoveries), net and allowances for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Bad debt expense (recoveries), net	$(8,000)	$10,000	$5,000	$9,000

Allowance for doubtful accounts, Accounts receivable	$48,000	$34,000	$48,000	$34,000

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

New Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other - Testing Indefinite-lived Intangible Assets for Impairment.”  The updated guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not that an impairment exists, then we are required to estimate the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test in accordance with ASU 350-30.  This ASU is effective for fiscal years, and interim periods within those years, beginning after September 15, 2012.  Early adoption is permitted as of a date before July 27, 2012, and we have elected to adopt ASU 2012-02 as of September 30, 2012.  The adoption of ASU 2012-02 did not have a material impact on our financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2012 we concluded a Settlement Agreement and Release with Pro-Fit and the other parties involved in the litigation and administration proceedings.  The Settlement Agreement provided for no damages to be paid by any party, for the unconditional release of Talon and related entities from all claims involved in the matter, dismissal of all actions with prejudice, and our purchase of all of the U.S. patents, licenses, rights and technology associated with the former exclusive license.

        On May 7, 2012, we filed a lawsuit against Adidas America, Inc. in the U.S. District Court for the Central District of California asserting claims of trademark infringement, unfair competition, deceptive trade practices and related claims, under both U.S. and California law.  The claims arise out of Adidas's use of the “Techfit” name for its apparel, which we assert infringes our previously registered Tekfit® trademark.   We are seeking an injunction prohibiting Adidas from using the Techfit name, as well as an accounting of profits, compensatory damages, recovery of legal fees, and punitive damages.  The amount of potential damages is not quantifiable based on the information available to us at this time.  On May 21, 2012, Adidas filed a counterclaim against Talon seeking cancellation of our Tekfit® U.S. trademark registrations and recovery of legal fees.  The parties are currently engaged in written discovery, and following a hearing in September the court has scheduled a trial date of August 27, 2013.  We intend to aggressively pursue our claims, to defend our Tekfit® trademark and defend against any counterclaims.

We currently have pending various claims and complaints that arise in the ordinary course of our business.  We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on our consolidated financial condition if adversely determined against us.

Item 1A.    Risk Factors

Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. No material change to such risk factors has occurred during the three months ended September 30, 2012.

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

Dated: November 14, 2012	/s/ Lonnie D. Schnell

Lonnie D. Schnell

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Financial Officer)

/s/ James E. Reeder

James E. Reeder

Vice President, Corporate Controller

(Principal Accounting Officer)