Form 10-K
period 2012-12-31
TALON INTERNATIONAL, INC.
filed 2013-03-27
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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
Yes [X]           No [_]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [_]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]         Accelerated filer [_]         Non-accelerated filer [_]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

At June 30, 2012, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $762,110.

At March 26, 2013 the issuer had 24,900,808 shares of Common Stock, $.001 par value, issued and outstanding.

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

PART I

ITEM 1.                 BUSINESS

General

Talon International, Inc. specializes in the manufacturing and distribution of a full range of apparel accessories including zippers and trim items to manufacturers of fashion apparel, specialty retailers and mass merchandisers.  We manufacture and distribute zippers under our Talon® brand name to manufacturers for apparel brands and retailers such as Abercrombie & Fitch, Fat Face, Wal-Mart, Kohl’s, JC Penney, Polo Ralph Lauren, Guess and Express, among others. We also provide full service outsourced trim design, sourcing and management services and supply specified trim items for manufacturers of fashion apparel such as V. F. Corporation, Victoria’s Secret, Tom Tailor, Fat Face, Abercrombie & Fitch, American Eagle, Polo Ralph Lauren, Express,  and others.  Under our Tekfit® brand, we develop and sell a stretch waistband that utilizes a patented technology to manufacturers for apparel brands and retailers such as Saks Fifth Avenue, HMX and Superior Uniforms.

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

Business Summary

We operate our business within three product groups, Talon, Trim and Tekfit®.  In our Talon group, we design, engineer, test and distribute zippers under our Talon trademark to apparel brands and manufacturers.  Talon enjoys brand recognition in the apparel industry worldwide.  Talon is a 100-year-old brand, which is known for its quality and product innovation and was the original pioneer of the formed wire metal zipper for the jeans industry, and is a specified zipper brand for manufacturers in the designer, sportswear and outerwear markets worldwide.  We provide multiple lines of high quality zippers, including metal, coil and plastic custom zippers, vintage zippers, and a specialty zipper for kids clothing, all for distribution to apparel manufacturers worldwide, including Hong Kong, China, Taiwan, India, Indonesia, Bangladesh, the European markets, Mexico and Central America. We have sales and marketing teams in most of these areas. We have developed Talon “Authorized”, joint manufacturing arrangements in strategic international local markets to manufacture, finish and distribute zippers locally under the Talon brand name. Our manufacturing partners operate under our direct manufacturing and quality assurance oversight, to our manufacturing specifications and quality standards, using only Talon approved and authorized raw materials, resulting in the highest quality finished zippers for our customers in their local markets.  Our operating structure allows us to significantly improve the speed at which we serve the market and to effectively expand the geographic footprint of our Talon products.

In our Trim products group, we act as a fully integrated single-source designer, product developer and  exclusive supplier for a full range of trim items for manufacturers of fashion apparel.  Our business focuses on servicing all of the trim requirements of our customers at the manufacturing and retail brand level of the fashion apparel industry. Trim items include labels, buttons, rivets, printed marketing material, polybasic, packing cartons and hangers.  Trim items comprise a relatively small part of the cost of most apparel products but comprise the vast majority of components necessary to fabricate and finish a typical apparel product.  We offer customers a one-stop outsource service for all zipper and trim related matters.  Our teams work with industry merchants, product developers and designers and function as an extension of their staff.

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

Products

Talon Zippers - We offer a full line of custom metal, coil and plastic zippers bearing the Talon brand name or logo. Talon zippers are used primarily by manufacturers in the apparel industry and are distributed through our distribution facilities in the United States, Europe, Hong Kong, China, Taiwan, India, Indonesia and Bangladesh and through these designated offices to other international markets.

We expand our distribution of Talon zippers through the establishment of a combination of Talon owned sales and distribution locations, and strategic manufacturing and distribution relationships.  These distribution and manufacturing relationships, in combination with Talon owned and affiliated facilities under the Talon brand, improve our time-to-market by allowing us to source, finish and distribute to apparel manufacturers within their local markets.  The branded apparel zipper market is dominated by one company and we have positioned Talon to be a viable global alternative to this competitor and capture an increased market share position.  We leverage the brand awareness of the Talon name by branding other products in our line with the Talon name.

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

Tekfit - We market and supply a proprietary stretch waistband using our patented technology.  We provide apparel manufacturers with proprietary equipment, custom materials and an advanced, patented fabric technology that allow for the manufacture of  stretch characteristics into their standard waistbands resulting in greatly improved fit and comfort.  This technology is used to build-in a stretch factor into standard waistbands that does not alter the appearance of the garment, but will allow the fabric to stretch out and back by as much as two waist sizes. Our supply of this product to customers  was limited since 2006 by a licensing dispute.  In March 2012 we ended the licensing dispute, and acquired all U.S. existing licenses and patents for this product technology, and settled all matters of litigation with the original owner. Following the end of this dispute we  again began to actively expand our marketing and selling efforts of this unique product and brand within the industry.  The revenues we derived from the sales of products incorporating the stretch waistband technology were substantially limited for the years 2012, 2011 and 2010 as a consequence of this former litigation.

 The percentages of total revenue contributed by each of our three primary product groups for the last three fiscal years are as follows:

	Year Ended December 31,
	2012	2011	2010
Product Group Net Sales:
Talon zipper.	49.4%	54.3%	59.1%
Trim	50.5%	45.7%	40.8%
Tekfit	0.1%	0.0%	0.1%

Design and Development

Our in-house creative teams produce products with innovative technology and designs that we believe distinguish our products from those of our competitors.  We support our skills and expertise in material procurement and product-manufacturing coordination with product technology and designs intended to meet fashion demands, as well as functional and cost parameters.  An example of this is the Talon KidZip® which is a specialty zipper for children’s apparel engineered to surpass industry established strength and safety standards, while maintaining the fashion image and requirements of today’s apparel demands.

Many specialty design companies with which we compete have limited engineering, sourcing or manufacturing experience, and consequently they create products or designs that often cannot be implemented due to limitations in the manufacturing process, the high expense of required materials, or a lack of functionality in the resulting product.  We design products to function within the limitations imposed by the applicable materials and manufacturing framework, while meeting our customers specialty needs.  Using our manufacturing experience, we ensure delivery of quality products and minimize the time-consuming delays that often arise in coordinating the efforts of independent design houses and manufacturing facilities.  By supporting our material procurement and product manufacturing services with design services, we reduce development and production costs and deliver products to our customers sooner than many of our competitors.  Our development costs are low, many of which are borne by our customers.  Our design teams are based in our U.S. and Asian facilities.

Customers

We have more than 956 active customers.  Our customers include the designated suppliers of well-known apparel retailers and brands, such as, VF Corporation, Victoria’s Secret, Tom Tailor, Fat Face, Abercrombie and Fitch, American Eagle, Polo Ralph Lauren, Phillips-Van Heusen, Super Dry, Eddie Bauer, Babies-R-Us, and Guess among others.  Our customers also include contractors for specialty retailers such as Express and mass merchant retailers such as Wal-Mart, Kohl’s, J.C. Penney, and Costco.

For the years ended December 31, 2012, 2011 and 2010, our three largest customers combined represented approximately 6%, 8% and 9%, respectively, of consolidated net sales.

Sales and Marketing

We sell our products through our own sales force based in the United States, Hong Kong, China, India, Indonesia, Taiwan, and Bangladesh.  We contract with outside sales representatives in the U.S. and Europe, and we develop Central America opportunities through our U.S. sales force and outside sales representatives. We also employ customer service representatives who are assigned to key customers and provide local customer support.  We have developed relationships with our major customers at senior levels and our sales teams actively participate with these customers in their marketing and sales programs and sales strategies.  When we become the outsourcing vendor for a customer’s packaging or trim requirements, we position ourselves as if we are an in-house department of the customer’s  trim components procurement operation.

Sourcing and Assembly

We have developed expertise in identifying high quality materials, competitive prices and approved manufacturers for particular products and materials and ensuring strict adherence to quality manufacturing processes and materials.  Our expertise enables us to produce a broad range of apparel accessories and trim products at competitive prices. The majority of products that we procure and distribute are secured on a finished-good basis, manufactured by our partners and under our direct oversight and scrutiny.  Raw materials used to manufacture or assemble all of our products are  obtained only from sources we authorize and specify and are in adequate supply.  We purchase products only from qualified material suppliers, and guarantee our customers that all materials used in the manufacture of our products are fully compliant with all government regulations and controls over restricted substances.

We develop product artwork and any necessary dies and molds used to design and manufacture our products.  Products that we design and sell are produced by manufacturing partners under our direct supervision or through joint manufacturing arrangements.  We are confident in our ability to identify, secure and maintain high quality manufacturing sources. We  will continue to build upon our production through qualified suppliers, particularly with respect to manufacturing activities that require substantial investments in time and capital equipment.

Principally through our Asian facilities, we distribute Talon zippers, trim items and apparel accessories and oversee the manufacture and distribution of the full range of our products.  Through our Asian facilities we supply customers numerous significant zipper and trim programs, and serve these customers worldwide.

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

Seasonality

We typically experience seasonal fluctuations in sales volume consistent with the purchase demands of the apparel industry.  In most years, these seasonal fluctuations result in lower sales volumes for our business in the first and fourth quarters of each year due to the seasonal buying patterns by the majority of our customers.  The apparel retailers typically experience higher sales volumes during the second and third quarters associated with back-to-school sales efforts and in the fourth quarter in association with year-end holiday purchases. Sales of our products typically precede the retail sales patterns by 90 to 150 days.  Backlogs of sales orders are not considered material in the industries in which we compete, which reduces the predictability of our sales and reinforces the volatility of these cyclical buying patterns on our sales volume.

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

We are subject to certain risks referred to in Item 1A, “Risk Factors” and Item 3, “Legal Proceedings”, including those normally attending international and domestic operations, such as changes in economic or political conditions, currency fluctuations, foreign taxes, exchange control regulations and the effect of international relations and domestic affairs of foreign countries on the conduct of business, legal proceedings and the availability and pricing of raw materials.

Employees

As of December 31, 2012, we had approximately 188 full-time employees including 26 in the United States and 162 employees in Asia.  Our labor forces are non-union.  We believe that we have satisfactory employee and labor relations.

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

Our results of operations depend to a significant extent upon the commercial success of our larger customers.  If these customers fail to purchase our products at anticipated levels, or our relationship with these customers or the retailers they serve diminishes, it may have an adverse effect on our results because: we may lose a primary source of revenue if these customers choose not to purchase our products or services. We may lose the nomination of the retailer or brand; we may not be able to recoup development and inventory costs associated with this customer; and we may not be able to collect our receivables from them.

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

On occasion, we have discovered that certain Asian factories have counterfeited Talon zippers. We undertake efforts to eliminate and prosecute all offenders. Counterfeiting of known quality brand products is commonplace within Asia and in particular where retailers limit their sources to recognized brands such as Talon.  The full extent of counterfeiting of Talon products, its effect on our business operations and the costs to investigate and eliminate this activity are ongoing and are generally undeterminable.  However, based upon evidence available, we believe the impact is not significant to our current overall operations.  We continue to work closely with major retailers to identify these activities within the marketplace and will aggressively combat these efforts worldwide to protect the Talon brand.

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

From time to time we are  party to various disputes or litigation matters. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses and arguments to the claims made in each and all of the matters to which we have been named a party and we intend to contest each vigorously, no assurances can be given that the results of these matters will be favorable to us. We maintain product liability, errors and omissions, product recall and director and officer insurance that we regard as reasonably adequate to protect us from potential claims; however, we cannot assure adequacy to cover any loss, or that we will be able to maintain our current levels of insurance at a reasonable cost or at all.

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

With our entry into the Recapitalization Agreement in July 2010, we issued to CVC California LLC (“CVC”) Series B Preferred Stock which upon conversion, when combined with the 1,750,000 shares of common stock already owned by CVC, represents 64.7% of our company’s current outstanding voting securities as of March 26, 2013.  As a result, CVC has the voting power to determine the outcome of any matter submitted to a vote of the holders of our common stock, including the election of a majority of the members of our Board of Directors and any change in control transaction. This concentration of ownership of our voting securities could have the effect of causing, delaying or preventing a change of control of our company or discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

 None.

ITEM 2.                 PROPERTIES

Our headquarters are located in the greater Los Angeles area, in Woodland Hills, California. We lease approximately 13,785 square feet of office, warehouse and product development spaces in the US and 37,656 square feet of office, warehouse, product development and showroom spaces within Asia. The lease agreements related to these properties expire at various dates through May 2017.  We believe our existing facilities are adequate to meet our needs for the foreseeable future.

ITEM 3.                 LEGAL PROCEEDINGS

On May 7, 2012, we filed a lawsuit against Adidas America, Inc. in the U.S. District Court for the Central District of California asserting claims of trademark infringement, unfair competition, deceptive trade practices and related claims, under both U.S. and California law.  The claims  arose out of Adidas's use of the “Techfit” name for its apparel, which we asserted infringed our previously registered Tekfit trademark.   On May 21, 2012, Adidas then filed a counterclaim against Talon seeking cancellation of our Tekfit U.S. trademark registrations and recovery of legal fees.  On January 15, 2013, we accepted a cash settlement from Adidas and both parties dismissed all related actions with prejudice and ensured that future use of their trademarks would not create confusion to the consumer.

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

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently listed on the OTCQB under the trading symbol “TALN”.  The following table sets forth the high and low sales prices for the Common Stock as reported by the OTCQB during the periods indicated. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Year ended December 31, 2012
1st Quarter.	$0.11	$0.05
2nd Quarter	0.09	0.04
3rd Quarter	0.05	0.03
4th Quarter	0.14	0.03

Year ended December 31, 2011
1st Quarter.	$0.20	$0.09
2nd Quarter	0.20	0.07
3rd Quarter	0.16	0.09
4th Quarter	0.13	0.04

On March 26, 2013 the closing sales price of our common stock as reported on the OTCQB was $0.05 per share.  As of March 26, 2013, there were 22 recorded holders of our common stock and approximately 84.6% of our outstanding shares were held by brokers and dealers.

Dividends

We have never paid dividends on our common stock.  Pursuant to our certificate of incorporation, we are restricted from paying dividends on our common stock without obtaining approval from the holder of our Series B Preferred stock.  It is our intention to retain future earnings for use in our business.

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

	(In thousands except per share data)
	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data:
Talon zippers net sales	$22,062	$22,613	$24,517	$21,341	$28,429
Trim net sales	22,519	19,048	16,936	17,274	19,537
Tekfit net sales	20	8	7	61	205
Total net sales	$44,601	$41,669	$41,460	$38,676	$48,171
Income (loss) from operations (1)	$995	$1,339	$1,471	$289	$(5,962)
Net income (loss) (2)	$679	$729	$(1,467)	$(2,693)	$(8,359)
Net income (loss) per share	$0.03	$0.04	$(0.07)	$(0.13)	$(0.41)
Basic and dilutive net income (loss) per share applicable to Common Shareholders	$(0.12)	$(0.10)	$(0.17)	$(0.13)	$(0.41)
Weighted average shares outstanding – basic and diluted	22,458	20,568	20,291	20,291	20,291
Total comprehensive income (loss)(2)	$685	$761	$(1,510)	$(2,718)	$(8,303)

Consolidated Balance Sheets Data:
Cash and cash equivalents	$8,927	$5,749	$2,795	$2,265	$2,400
Total assets	$18,976	$16,358	$13,828	$13,834	$15,603
Notes payable and capital lease obligations (2)	$3	$324	$362	$15,270	$13,316
Series B Convertible Preferred Stock	$23,979	$20,672	$17,820	$-	$-
Stockholders’ equity (Deficit)	$(16,028)	$(13,919)	$(12,801)	$(11,179)	$(8,762)

Per Share Data:
Net book value per common share	$(0.68)	$(0.66)	$(0.63)	$(0.55)	$(0.43)
Common shares outstanding	23,401	21,001	20,291	20,291	20,291

(1)	Income (loss) from operations for each fiscal year includes the following items:

	(In thousands)
	2012	2011	2010	2009	2008
Trademark infringement litigation costs	$(574)	$-	$-	$-	$-
Inventory impairment	-	-	-	-	(692)
Losses from a former customer and impairment of related marketable securities	-	-	-	-	(1,040)
Executive severance	-	-	-	-	(724)
Related party note receivable recovery (impairment)	-	-	275	(200)	(474)
Prior years consulting fees	-	-	-	(201)	-
Impairment charges Idle Equipment and Building	-	-	-	-	(2,430)
Combined	$(574)	$-	$275	$(401)	$(5,360)

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

Our Tekfit business provides manufacturers with the patented technology, manufacturing know-how, equipment and materials required to produce an expandable waistband. Our efforts to increase sales of this product have in the last few years been limited by a licensing dispute.  However, all parties involved in the legal dispute concluded a Settlement Agreement and Release in March 2012 that included an unconditional release of Talon and its related entities from all lawsuits, claims, liabilities, agreements, and contracts (among other potential claims) involved in the matter, and resulted in Talon obtaining full ownership to all U.S. patents and technology rights. Accordingly, following settlement of the dispute we again began to actively expand our marketing and selling efforts of this unique product and brand within the industry.

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

Results of Operations

Net Sales

For the years ended December 31, 2012, 2011 and 2010, total sales by geographic region based on customer delivery locations were as follows:

	Year Ended December 31,
	2012	2011	2010
Sales:
United States	$4,495,000	$3,519,000	$3,574,000
Hong Kong	14,595,000	14,696,000	14,509,000
China	10,760,000	9,558,000	10,412,000
Bangladesh	2,242,000	2,093,000	2,547,000
Other	12,509,000	11,803,000	10,418,000
Total	$44,601,000	$41,669,000	$41,460,000

 The net sales for the three primary product groups are as follows:

	Year Ended December 31,
	2012	2011	2010
Product Group Net Sales:
Talon zipper	$22,062,000	$22,613,000	$24,517,000
Trim	22,519,000	19,048,000	16,936,000
Tekfit	20,000	8,000	7,000
Total	$44,601,000	$41,669,000	$41,460,000
Net sales are influenced by a number of factors, including demand, pricing strategies, , new product launches, competitive products, product supply and foreign exchange rates.  See Item 1 “Business” for a discussion of our principal products.

Net sales for the year ended December 31, 2012 were $44,601,000, an increase of $2,932,000 over the net sales for the same period in 2011.  The increases reflected sales to new specialty apparel customers and new programs within key customer accounts, partially offset by a decline in the sales of generic zippers to price sensitive mass merchandise and licensing customers.  Over the past year we have focused our sales efforts on increasing sales to specialty apparel customers rather than mass merchandise customers.  Our sales strategy is to continue to focus on customers who precede quality, brand image and product value before low-cost selections.

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

Cost of goods sold and selected operating expenses

The following table summarizes cost of goods sold and selected operating expenses for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands) and the percentage change in such operating expenses as compared to the previous year:

	2012	Change	2011	Change	2010

Sales	$44,601	7%	$41,669	1%	$41,460
Cost of goods sold	30,140	6%	28,465	(2)%	28,999
% of sales	68%		68%		70%
Sales and marketing expenses	4,974	17%	4,261	40%	3,035
% of sales	11%		10%		7%
General and administrative expense	$8,492	12%	$7,604	(4)%	$7,954
% of sales	19%		18%		19%

Cost of goods sold

Cost of goods sold for the year ended December 31, 2012 increased $1,676,000,  and represented 68% of sales in each of the years ended December 31, 2012 and 2011.  The increase in the cost of goods sold was the result of  higher overall sales volumes of $1,764,000, higher manufacturing overheads, inventory obsolescence costs and freight expenses of $579,000, offset by lower direct purchase costs associated with a greater mix of higher-margin  products in the Talon and the Trim Divisions of $667,000.

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

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2012 totaled $4,974,000, an increase of $713,000 as compared to same period in 2011.  Sales expenses increased mainly due to the continued investment in strengthening and expanding our internal sales force within the U.S., Europe and Asia during 2011 and the first half of 2012; and increased commissions to our sales representative network. Increased sales and marketing efforts are designed to expand our presence in select product markets within the U.S., Europe and Asia where we see significant growth potential.

Sales and marketing expenses for the year ended December 31, 2011 were $4,261,000, or 10.2% of sales, as compared to $3,035,000, or 7.3% of sales, for the same period in 2010. Sales expenses increased mainly due to a strategic expansion of our internal sales force and external sales representatives network in the U.S., Europe and Asia begun during 2011, in an effort to significantly expand our presence in select product markets within the U.S., Europe and Asia.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2012 were $8,492,000 or 19.0% of sales, an increase of $888,000 as compared to the same period in 2011.  The increase mainly reflects the absence of a non-recurring benefit recorded in 2011 for the expiration and settlement of claims by former suppliers to our discontinued Mexico operations totaling $381,000; increased legal fees of $344,000 to  maintain and defend our patent and trademark filings worldwide; and higher professional expenses consisting of fees to third party advisors and board members of $201,000 related to an ad hoc committee of our Board of Directors; offset by cost reductions of $38,000.

General and administrative expenses for the year ended December 31, 2011 were $7,604,000, or 18.2% of sales, as compared with $7,954,000, or 19.2% of sales, for the same period in 2010.  The reduction of $350,000 mainly reflects the expiration and settlement of 2007 and prior claims by previous suppliers to our discontinued Mexico operations totaling $381,000; lower professional fees and facilities expenses of $368,000; and lower depreciation expenses of $209,000; offset by increased charges for non-cash compensation expenses of $340,000 and the beneficial effect of the sale of a note of $275,000 recorded in 2010.

Interest expense and interest income

Interest expense for the year ended December 31, 2012 was $51,000, as compared to interest expense of $128,000 for the same periods in 2011. Interest income for the year ended December 31, 2012 and 2011 was $4,000.

Interest expense for the year ended December 31, 2011 decreased by $1,675,000 or 93% to $128,000, as compared to interest expense of $1,803,000 in 2010.  The decrease was the result of the elimination of amounts owed under our former revolving credit line and term notes with CVC that were converted into preferred stock as of July 30, 2010.  (See Note 4 in the accompanying Notes to Consolidated Financial Statements).  Interest income for the year ended December 31, 2011 decreased by $27,000 as compared to $31,000 in 2010 primarily due to the recognition of and collection of interest income on the related party note receivable in 2010, which we sold to a third party (See Note 2 in the accompanying Notes to Consolidated Financial Statements).

Loss on extinguishment of debt

Loss on extinguishment of debt in the amount of $571,000 was recorded during the year ended December 31, 2010 as a result of the transactions pursuant to the Recapitalization Agreement between us and our lender. See Note 5 in the accompanying Notes to Consolidated Financial Statements. There was no loss on extinguishment of debt for the 2012 and 2011 fiscal years.

Income taxes

Provision for income taxes for the year ended December 31, 2012 was $268,000, as compared to a $486,000 for the year ended December 31, 2011.  The provision for income taxes for the year ended December 31, 2012 includes the elimination of a tax liability of $196,000 that was originally established in 2007 in connection with foreign tax positions that could have been subject to reversal upon a regulatory review.  At March 31, 2012 the time limit for a regulatory assessment of the tax position expired and the liability was removed. (See Note 8 in the accompanying Notes to Consolidated Financial Statements).  During the year ended December 31, 2012 funds transfers from our foreign subsidiaries were lower than in the same period in 2011.  Consequently, the provision for income taxes compared to the same period in 2011 reflected lower withholding tax from our Asian operations offset by higher income tax expense due to higher profitability in the foreign subsidiaries.

Provision for income taxes for the year ended December 31, 2011 was $486,000, which included a U.S. charge for foreign taxes arising from intellectual property charges to our foreign operations, a charge for foreign taxes in China arising from collected service fees, a tax provision for Hong Kong operations offset by lower deferred tax assets in Hong Kong, and a U.S. tax basis difference related to our indefinite lived intangible asset. There was not sufficient evidence to determine that it was more likely than not that we would be able to utilize our net operating loss carry forwards to offset future taxable income and as a result, these deferred tax assets have a full valuation reserve applied against them.

Provision for income taxes for the year ended December 31, 2010 was approximately $596,000.  During the year ended December 31, 2010 we recorded a deferred income tax liability in the amount of approximately $609,000 due to a tax basis difference related to our indefinite lived intangible asset, following our determination during the third quarter of 2010 that we would no longer be able to support the use of the deferred tax asset related to net operating losses to offset the liability (See Note 8 in the accompanying Notes to Consolidated Financial Statements). The net tax benefit from income taxes other than this deferred income tax liability is mainly associated with our foreign operations. There was not sufficient evidence to ensure that it was more likely than not that we would be able to utilize our domestic operating loss carry forwards (as well as a portion of our foreign net operating loss carry forwards) to offset future taxable income and consequently the tax benefit of these losses are offset by a full valuation reserve provided against them.

Liquidity and Capital Resources

The following table summarizes selected financial data at the following year end dates:

	December 31, 2012	December 31, 2011

Cash and cash equivalents	$8,927,000	$5,749,000
Total assets	$18,976,000	$16,358,000
Current liabilities	$9,893,000	$8,464,000
Long term liabilities	$1,132,000	$1,141,000
Preferred Stock	$23,979,000	$20,672,000
Stockholders’ Equity (Deficit)	$(16,028,000)	$(13,919,000)
Total Equity and Preferred Stock	$7,951,000	$6,753,000

We believe that our existing cash and cash equivalents and our anticipated cash flows from our operating activities will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months.

Cash and cash equivalents

Most of our cash is held with financial institutions.  Substantially all of the balances at December 31, 2012 and 2011 were in excess of federally insured limits, and there was no restricted cash.

Cash and cash equivalents of $8,927,000 increased by $3,178,000 at December 31, 2012 as compared to December 31, 2011, principally due to net cash provided by operating activities partially offset by the acquisition of property and equipment and intangibles and payments of notes payables.

Cash and cash equivalents of $5,749,000 at December 31, 2011 increased by $2,954,000 as compared to December 31, 2010, principally due to net cash provided by operating activities partially offset by the acquisition of property and equipment and payment of notes payable to related parties.

Cash flows

The following table summarizes our cash flow activity for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$3,853,000	$3,042,000	$940,000
Net cash (used in) investing activities	(375,000)	(118,000)	(89,000)
Net cash used in financing activities	(312,000)	(39,000)	(305,000)
Net effect of foreign currency translation on cash	12,000	69,000	(15,000)
Net increase in cash and cash equivalents	$3,178,000	$2,954,000	$531,000

Operating Activities

The net cash provided by operating activities is our primary recurring source of funds, and reflects net income from operations excluding non cash charges and changes in operating capital. The net cash provided by operating activities during the years ended December 31, 2012, 2011 and 2010 resulted principally from:

	Year Ended December 31,
	2012	2011	2010
Net income before non-cash charges	$1,894,000	$2,521,000	$1,690,000
Inventory reduction	298,000	231,000	301,000
Accounts receivable reduction (increase)	246,000	(392,000)	65,000
Accounts payable and accrued expenses increase (reduction)	1,729,000	1,002,000	(963,000)
Other reductions in operating capital	(314,000)	(320,000)	(153,000)
Cash provided by operating activities	$3,853,000	$3,042,000	$940,000

Investing Activities

Net cash used in investing activities for the year ended December 31, 2012 was $375,000 for the acquisition of intangibles of $179,000 and the acquisition of property and equipment of $196,000.

Net cash used in investing activities for the year ended December 31, 2011 was $118,000, primarily representing the acquisition of property and equipment of $173,000, offset by proceeds from the sale of equipment in the amount of $55,000.

Net cash used in investing activities for the year ended December 31, 2010 was $89,000, reflecting the acquisition of property and equipment of $91,000 partially offset by proceeds from the sale of equipment held for sale of $2,000.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2012 was $312,000, reflecting the payment of notes payable to related parties in the amount of $241,000, payment of other notes payable in the amount of $67,000, and repayment of borrowings under capital leases of $4,000.

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

On June 27, 2007, we entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with Bluefin Capital, LLC that provided for a $5.0 million revolving credit facility and a $9.5 million term loan, each with a three year term originally maturing on June 30, 2010, which was subsequently extended to July 30, 2010. Bluefin Capital subsequently assigned its rights and obligations under the Loan Agreement to an affiliate, CVC.  Borrowings under the Loan Agreement were secured by all of our assets.

On July 30, 2010, we entered into a Recapitalization Agreement in which we issued to CVC shares of Series B Preferred Stock in payment of all of our outstanding obligations under the Loan Agreement.  At that date, we had outstanding borrowings and accrued interest of $11,548,000 under the term notes and $5,159,000 under the revolving credit note, all of which was exchanged for the Series B Preferred Stock. See Note 5 in the accompanying Notes to Consolidated Financial Statements.

In connection with the Recapitalization Agreement, we amended the Loan Agreement to extend the maturity date of the Loan Agreement from July 30, 2010 until July 31, 2012, reduce the maximum borrowings available under the Revolver to $3,000,000, and amend various additional terms and conditions of the Loan Agreement. We paid CVC a non-refundable fee of $60,000 in consideration of CVC entering into the amendment and paid a $50,000 commitment fee during the third quarter of 2011 to ensure the availability of the revolver through July 31, 2012.  Upon execution of the amendment, CVC waived all prior events of default under the Loan Agreement.  On July 31, 2012, the Loan Agreement, which had no borrowings outstanding, expired along with all performance covenants, obligations and liens in connection with the Loan Agreement.

We have financed equipment purchases through capital lease obligations. Our equipment financing obligation as of December 31, 2012 was approximately $4,000 and bore interest at rate of 15.4% per annum. Under these obligations, we are required to make monthly payments of principal and interest through November 2013.

The outstanding balance (including accrued interest) of our notes payable to related parties at December 31, 2012 and December 31, 2011 was $0 and $240,000, respectively.  Included in the balance at December 31, 2011 was a demand note which bore interest at 10%, had no scheduled monthly payments and was due within fifteen days following demand.  The demand note totaled $199,000 as of December 31, 2011, and was paid in full in March 2012 for $200,000. The balance of the notes payable to related parties of $41,000 as of December 31, 2011 represented a note payable to an officer. The note bore 6% interest annually and was paid in full in accordance with its terms in January 2012.

We have satisfied our working capital requirements primarily through cash flows generated from operations and borrowings under our credit facility.  As we continue to expand globally with our apparel manufacturing in offshore locations, our customers are substantially all foreign-based and foreign-owned entities.  We continue to evaluate both financing and equity options to provide capital if needed to fund our expansion and on-going operations. If we experience greater than anticipated reductions in sales, we may need to borrow or raise additional capital, or further reduce the scope of our business in order to fund our on-going operations or to satisfy our future short-term operating requirements.  The extent of our future long-term capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of possible acquisitions, and our expansion into foreign markets.  Our need for additional long-term financing may include the integration and expansion of our operations to exploit our rights under our Talon and Tekfit trade names, and the expansion of our operations in the Asian and European markets. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we may need to raise debt or equity financing in order to provide for our operations.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2012 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period ($)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Capital lease obligations	$4,000	$4,000	$-	$-	$-
Operating leases	1,207,000	572,000	633,000	2,000	-
Total Obligations	$1,211,000	$576,000	$633,000	$2,000	$-

Off-Balance Sheet Arrangements

At December 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

For a description of certain transactions to which we were or will be a party, and in which any director, executive officer, or shareholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest, see Item 13, “Certain Relationships and Related Transactions and Director Independence,” in Part III of this Report.

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

Critical accounting policies are those that are important to the portrayal of our financial condition and results of operations, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•
Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts.  If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.  The bad debt expenses, recoveries and allowances for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year ended December 31,
	2012	2011	2010
Bad debt recovery, related party note receivable	$-	$-	$(275,000)
Bad debt expense (recovery), other accounts receivable	$(33,000)	$28,000	$(109,000)
Allowance for doubtful accounts, Accounts receivable	$1,000	$53,000	$133,000

•
Inventories are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market value and are all substantially finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead costs.  Inventory is evaluated on a continual basis and reserve adjustments are made based on management’s estimate of future sales value, if any, of specific inventory items.  Inventory reserves are recorded for damaged, obsolete, excess, impaired and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known.  Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. Inventory reserve is reduced by the disposition of inventory and write-off of reserved inventory, and increased by additions to the reserve for slow moving inventory. The inventory valuations provisions and allowances for inventory valuation reserves for the years ended December 31, 2012, 2011 and 2010 are as follows. The net recovery in 2011 resulted mainly due to sale of legacy zippers held in inventory:

	Year ended December 31,
	2012	2011	2010
Inventory valuation provisions, net	$48,000	$(36,000)	$106,000
Allowance for inventory valuation reserves	$261,000	$485,000	$884,000

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

New Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other - Testing Indefinite-lived Intangible Assets for Impairment.”  The updated guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not that an impairment exists, then we are required to estimate the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test in accordance with ASU 350-30.  This ASU is effective for fiscal years, and interim periods within those years, beginning after September 15, 2012.  Early adoption is permitted as of a date before July 27, 2012, and we have elected to adopt ASU 2012-02 as of December 31, 2012.  The adoption of ASU 2012-02 did not have a material impact on our financial position, results of operations or cash flows.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our sales are denominated in United States dollars or the currency of the country in which our products originate.  We are exposed to market risk for fluctuations in the foreign currency exchange rates for certain product purchases that are denominated in Hong Kong dollars and Chinese Yuan.  We do not intend to purchase contracts to hedge the exchange exposure for future product purchases. There were no hedging contracts outstanding as of December 31, 2012.  Currency fluctuations can increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time.  The majority of our cash equivalents are held in United States dollars in various bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Talon International, Inc.
Woodland Hills, California

We have audited the accompanying consolidated balance sheets of Talon International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule of Talon International, Inc. and subsidiaries, listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Talon International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and comprehensive income (loss) and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SingerLewak LLP
SingerLewak LLP
Los Angeles, California
March 27, 2013

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$8,927,333	$5,749,341
Accounts receivable, net	3,635,136	3,777,771
Inventories, net	730,503	1,076,522
Prepaid expenses and other current assets	456,460	314,761
Total current assets	13,749,432	10,918,395

Property and equipment, net	763,770	1,092,609
Intangible assets, net	4,279,943	4,110,751
Other assets	182,671	236,411
Total assets	$18,975,816	$16,358,166

Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,866,662	$6,607,041
Accrued expenses	2,023,535	1,543,465
Notes payable to related parties	-	239,942
Other notes and current portion of capital lease obligations	3,247	73,148
Total current liabilities	9,893,444	8,463,596

Capital lease obligations, net of current portion	-	10,461
Deferred income taxes	945,543	751,148
Other liabilities	186,051	379,803
Total liabilities	11,025,038	9,605,008

Commitments and contingencies (Note 9)

Series B Convertible Preferred Stock, $0.001 par value; 407,160 shares authorized, issued and outstanding	23,979,216	20,671,738

Stockholders’ Equity (Deficit):
Series A Preferred Stock, $0.001 par value; 250,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 23,400,808 and 21,000,808 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	23,401	21,001
Additional paid-in capital	58,458,731	57,948,111
Accumulated deficit	(74,578,052)	(71,949,921)
Accumulated other comprehensive income	67,482	62,229
Total stockholders’ equity (deficit)	(16,028,438)	(13,918,580)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$18,975,816	$16,358,166

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011	2010
Net sales	$44,600,872	$41,668,507	$41,459,747
Cost of goods sold	30,140,471	28,464,741	28,999,355
Gross profit	14,460,401	13,203,766	12,460,392

Sales and marketing expenses	4,974,037	4,260,609	3,035,228
General and administrative expenses	8,491,596	7,603,909	7,953,756
Total operating expenses	13,465,633	11,864,518	10,988,984

Income from operations	994,768	1,339,248	1,471,408
Interest expense, net	47,308	123,998	1,771,662
Loss on extinguishment of debt	-	-	570,915
Income (loss) before provision for income taxes	947,460	1,215,250	(871,169)
Provision for income taxes	268,113	486,117	595,651
Net income (loss)	$679,347	$729,133	$(1,466,820)

Available to Preferred Shareholders:
Series B Preferred Stock Original Issue Discount	-	-	(903,172)
Series B Preferred Stock Liquidation Preference Increase	(3,307,478)	(2,851,274)	(1,113,779)
Loss applicable to Common Shareholders	$(2,628,131)	$(2,122,141)	$(3,483,771)
Per share amounts:
Net income (loss) per share	$0.03	$0.04	$(0.07)
Available to Preferred Shareholders	(0.15)	(0.14)	(0.10)
Basic and diluted net income (loss) per share applicable to Common Shareholders	$(0.12)	$(0.10)	$(0.17)

Weighted average number of common shares outstanding – Basic and diluted	22,458,185	20,567,640	20,291,433

Net income (loss)	$679,347	$729,133	$(1,466,820)
Other comprehensive income (loss) -
Foreign currency translation	5,253	31,474	(43,534)
Total comprehensive income (loss)	$684,600	$760,607	$(1,510,354)

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Common Stock		Preferred Stock Series A		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (losses)	Deficit	Total
Balance, January 1, 2010	20,291,433	$20,291	-	$-	$55,070,568	$74,289	$(66,344,009)	$(11,178,861)
Stock based compensation					621,403			621,403
Foreign currency translation						(43,534)		(43,534)
Series B Preferred Stock Beneficial Conversion Feature					1,283,343			1,283,343
Series B Preferred Stock original issue discount							(903,172)	(903,172)
Series B Preferred Stock Liquidation Preference Increase							(1,113,779)	(1,113,779)
Net loss							(1,466,820)	(1,466,820)
Balance, December 31, 2010	20,291,433	20,291	-	-	56,975,314	30,755	(69,827,780)	(12,801,420)
Stock based compensation					961,477			961,477
Foreign currency translation						31,474		31,474
Exercise of stock options	109,375	110			11,920			12,030
RSU’s settlement in Common Stock	600,000	600			(600)			-
Series B Preferred Stock Liquidation Preference Increase							(2,851,274)	(2,851,274)
Net income							729,133	729,133
Balance, December 31, 2011	21,000,808	21,001	-	-	57,948,111	62,229	(71,949,921)	(13,918,580)
Stock based compensation					513,020			513,020
Foreign currency translation						5,253		5,253
RSU’s settlement in Common Stock	2,400,000	2,400			(2,400)			-
Series B Preferred Stock Liquidation Preference Increase							(3,307,478)	(3,307,478)
Net income							679,347	679,347
Balance, December 31, 2012	23,400,808	$23,401	-	$-	$58,458,731	$67,482	$(74,578,052)	$(16,028,438)

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$679,347	$729,133	$(1,466,820)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	525,439	605,987	793,603
(Gain) on disposal of equipment	(67,576)	(38,976)	-
Loss on extinguishment of debt	-	-	570,915
Amortization of deferred financing cost and debt discounts	17,500	30,000	861,596
Stock based compensation	513,020	961,477	621,403
Deferred income tax, net	210,721	240,686	586,664
Bad debt expense (recovery), related party note receivable	-	-	(275,000)
Bad debt expense (recovery), other accounts receivable	(32,718)	28,350	(108,797)
Inventory valuation provisions, net	48,094	(35,824)	106,169
Changes in operating assets and liabilities:
Accounts receivable	246,483	(391,920)	65,131
Inventories	297,928	231,293	301,142
Prepaid expenses and other current assets	(140,968)	19,079	(89,558)
Other assets.	20,196	21,415	(77,070)
Accounts payable and accrued expenses	1,728,957	1,001,978	(963,416)
Other liabilities	(193,752)	(361,074)	14,002
Net cash provided by operating activities	3,852,671	3,041,604	939,964

Cash flows from investing activities:
Proceeds from sale of equipment	168	55,000	2,609
Capital expenditures	(196,074)	(173,401)	(91,285)
Acquisitions of intangibles	(178,722)	-	-
Net cash used in investing activities	(374,628)	(118,401)	(88,676)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	12,030	-
Payment of capital leases	(4,410)	(6,011)	(54,233)
Preferred stock issuance costs	-	-	(190,744)
Payment of revolver fees - financing costs	-	-	(60,000)
Payment of notes payable to related parties	(240,957)	(44,340)	-
Payment of other notes payable	(66,675)	-	-
Net cash used in financing activities	(312,042)	(38,321)	(304,977)

Net effect of foreign currency exchange translation on cash	11,991	69,175	(15,633)
Net increase in cash and cash equivalents	3,177,992	2,954,057	530,678
Cash and cash equivalents at beginning of period	5,749,341	2,795,284	2,264,606
Cash and cash equivalents at end of period	$8,927,333	$5,749,341	$2,795,284

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
Supplemental disclosures of cash flow information:

Cash received (paid) during the period for:
Interest paid	$(2,910)	$(119,951)	$(404,306)
Interest received	$3,809	$4,190	$30,841
Income tax paid, net (principally foreign)	$(331,139)	$(140,148)	$(97,132)
Non-cash financing activities:
Conversion of revolver and term notes to preferred stock	$-	$-	$16,706,685
Beneficial conversion feature for issuance of preferred stock	$-	$-	$(1,283,343)
Series B preferred stock original issue discount	$-	$-	$903,172
Series B preferred stock liquidation preference increase	$3,307,478	$2,851,274	$1,113,779
Restricted Stock Units settled in common stock	$2,400	$600	$-
Interest accrued on notes payable	$1,540	$11,587	$11,864
Capital lease terminations	$9,802	$-	$-
Effect of foreign currency translation on net assets	$5,253	$31,474	$(43,534)
Non-cash investing activity:
Equipment exchanged for manufacturing services	$67,632	$46,368	$-

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

On July 20, 2007, the Company changed its corporate name from Tag-It Pacific, Inc. to Talon International, Inc.

All significant intercompany accounts and transactions have been eliminated in consolidation.  Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period.  Revenues and expenses are translated at the weighted average of exchange rates in effect during the year.  The resulting translation gains and losses are deferred and are shown as a separate component of stockholders’ deficit, if material, and transaction gains and losses, if any, are recorded in the consolidated statement of operations in the period incurred.  During 2012, 2011 and 2010, foreign currency translation and transaction gains and losses were not material.  The Company does not engage in hedging activities with respect to exchange rate risk.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company had approximately $3.1 million and $5.4 million at financial institutions in excess of governmentally insured limits at December 31, 2012 and 2011.

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectability of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables or note receivable to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified. The Company writes off an account when it is considered to be uncollectible. The total allowance for accounts receivable doubtful accounts at December 31, 2012 and 2011 was $1,093 and $52,844, respectively.

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

Inventories consist of the following:
	December 31,
	2012	2011
Finished goods	$991,635	$1,561,974
Less inventory valuation reserves	(261,132)	(485,452)
Total inventories	$730,503	$1,076,522

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

Property and equipment consist of the following:
	December 31,
	2012	2011

Furniture and fixtures	$295,298	$298,156
Machinery and equipment	791,354	927,580
Computer equipment	3,909,233	3,801,393
Leasehold improvements	436,311	437,660
Automobile	15,711	-

Cost, total	5,447,907	5,464,789
Accumulated depreciation and amortization	4,684,137	4,372,180

Property and equipment, net	$763,770	$1,092,609

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

Automobile                                                           4 years

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $515,909, $605,987 and $793,603 respectively.

Intangible Assets, net

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other - Testing Indefinite-lived Intangible Assets for Impairment.”  The updated guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not that an impairment exists, then the company is required to estimate the fair value of the indefinite-lived intangible assets and perform a quantitative impairment test in accordance with ASU 350-30. The updated guidance was effective for annual and interim indefinite lived intangibles asset impairment tests performed for fiscal years, and interim periods within those years, beginning after September 15, 2012.  Early adoption was permitted as of a date before July 27, 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. We completed the required assessment as at the end of 2012, 2011, and 2010, and noted no impairment. Consequently, no impairment charges were recorded

On April 2, 2002, the Company entered into an Exclusive License and Intellectual Property Rights Agreement (the “License Agreement”) with Pro-Fit Holdings Limited (“Pro-Fit”).  The License Agreement granted the Company the exclusive rights to sell or sublicense waistbands manufactured under patented technology developed by Pro-Fit for garments manufactured anywhere in the world for sale in the United States market and to all United States brands.  The License Agreement had an indefinite term that extended for the duration of the trade secrets and patented technology licensed under the License Agreement.  The Company recorded an intangible asset amounting to $612,500 which has been fully amortized.

During the quarter ended March 31, 2012 the Company completed the acquisition from Pro-Fit and related parties of all U.S. patents, applications, trademarks, rights and technology associated with the stretch waistband technology that was formerly exclusively licensed under the License Agreement, and the License Agreement was terminated.  During the quarter ended March 31, 2012 the Company also acquired other intellectual property related to accessory components used with a variety of apparel products.  The total purchase price and related fees for all intangibles acquired in 2012 totaled $178,722, and is amortized based on the estimated useful lives between 10 and 17 years.  Amortization expense for intangible assets for the year ended December 31, 2012 was $9,530.

Intangible assets as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011

Tradename – Talon trademark	$4,110,751	$4,110,751

Intellectual property rights and exclusive license	178,722	612,500
Accumulated amortization	(9,530)	(612,500)
Intellectual property rights, net	169,192	-
Intangible assets, net	$4,279,943	$4,110,751

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

On January 1, 2007 the Company adopted the provisions of accounting guidance regarding uncertain income tax positions under ASC 740. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with income tax liabilities. As a result of the implementation of ASC 740, the Company recognized an increase in liabilities for unrecognized tax benefits of approximately $245,800, which was accounted for as an increase in the January 1, 2007 accumulated deficit. The amount subsequently increased due to interest and penalties accrual. During the year ended December 31, 2012 the Company recorded an income tax benefit due to the elimination of a tax liability of $196,423 recorded in 2007 which was associated with tax positions that could have been subject to reversal upon a regulatory review.  At March 31, 2012 the time limit for regulatory assessment of the tax liability expired and the liability was removed; see Note 8.

Stock-Based Compensation

The Company has employee equity incentive plans, which are described more fully in Note 6. Effective January 1, 2006, the Company adopted FASB ASC 718, “Compensation - Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.  Accordingly, the Company measures share-based compensation at the grant date based on the fair value of the award.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 718 requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations.  Stock-based compensation expense recognized in the Statements of Operations for the years ended December 31, 2012, 2011 and 2010 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1 of the applicable year based on the grant date fair value estimated in accordance with the pro-forma provisions of ASC 718 and compensation expense for the share-based payment awards granted subsequent to January 1 based on the grant date fair value estimated in accordance with the provisions of ASC 718.  For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method.  As stock-based compensation expense recognized in the Statements of Operations for 2012, 2011  and 2010 is based on awards expected to vest, ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  For the years ended December 31, 2012, 2011 and 2010, expected forfeitures are immaterial and as such the Company is recognizing forfeitures as they occur.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Expense and Interest Income – Interest expense reflects the cost of borrowing and amortization of deferred financing costs and discounts.  Interest expense for the years ended December 31, 2012, 2011 and 2010 was $51,117, $128,188 and $1,802,503, respectively.  Interest income of $3,809, $4,190 and $30,841 for the years ended December 31, 2012, 2011 and 2010, respectively, consists of earnings from outstanding amounts due to the Company under notes and other interest bearing receivables.

As of March 31, 2012, the Company elected to change its policy on the classification of interest and penalties associated with tax positions originally recorded in 2007 that could be subject to reversal upon a regulatory review.  In accordance with accounting guidance under FASB ASC 740 “Income Taxes” regarding uncertain income tax positions, the Company chose to report interest and penalties associated with uncertain tax positions in the provision for (benefit from) income taxes, net instead of interest expense.  This presentation is preferable in order to reflect the full impact of the uncertain income tax position into one classification on our Consolidated Statement of Operations and Comprehensive Loss.  Historical amounts are insignificant, and due to immateriality the prior periods presented have not been adjusted to apply the new accounting method retrospectively in accordance with FASB ASC 250 “Accounting Changes and Error Corrections” (See Note 8).

Comprehensive Income (loss)

Comprehensive income (loss) consists of net income and unrealized income (losses) on foreign currency translation adjustments. The foreign currency translation adjustment represents the net currency translation gains and losses related to our China and India subsidiaries, which have not been reflected in the net income for the periods presented.

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

Litigation

On April 16, 2004, we originally filed suit against Pro-Fit Holdings, Limited in the U.S. District Court for the Central District of California – Tag-It Pacific, Inc. v. Pro-Fit Holdings, Limited, CV 04-2694 LGB (RCx) -- asserting various contractual and tort claims relating to our exclusive license and intellectual property agreement with Pro-Fit, seeking declaratory relief, injunctive relief and damages.  Other related actions were subsequently filed by the parties.  In 2008 Pro-Fit and certain related companies were placed into administration in the United Kingdom and filed petitions under Chapter 15 of the United States Bankruptcy Code.  Consequently, all litigation against Pro-Fit was stayed.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 7, 2012, we filed a lawsuit against Adidas America, Inc. in the U.S. District Court for the Central District of California asserting claims of trademark infringement, unfair competition, deceptive trade practices and related claims, under both U.S. and California law.  The claims arose out of Adidas's use of the “Techfit” name for its apparel, which we asserted infringed our previously registered Tekfit trademark.   On May 21, 2012, Adidas then filed a counterclaim against Talon seeking cancellation of our Tekfit U.S. trademark registrations and recovery of legal fees.  On January 15, 2013, we accepted a cash settlement from Adidas and both parties dismissed all related actions with prejudice and ensured that future use of their trademarks would not create confusion to  the consumer.

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

In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At December 31, 2012 and 2011, cash equivalents consisted of money market fund balances measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $2,230,000 and $1,822,000, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other - Testing Indefinite-lived Intangible Assets for Impairment.”  The updated guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not that an impairment exists, then the company is required to estimate the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test in accordance with ASU 350-30.  This ASU is effective for fiscal years, and interim periods within those years, beginning after September 15, 2012.  Early adoption is permitted as of a date before July 27, 2012.  The Company adopted ASU 2012-03 as of December 31, 2012.  The adoption of ASU 2012-02 did not have a material impact on our financial position, results of operations or cash flows.

NOTE 2 — RELATED PARTY NOTES AND TRANSACTIONS

The outstanding amounts of notes payable to related parties in current liabilities as of December 31, 2012 and 2011 were $0 and $239,942, respectively.

Demand notes payable to related parties as of December 31, 2011 included a demand note issued in 1995 to Monto Holdings, Pty, Ltd., a company previously affiliated at the time of the note issuance with Mark Dyne, the Chairman of the Board of Directors of the Company and a stockholder, in the amount of $198,783 with interest rates of 10% per annum, due and payable on the fifteenth day following delivery of written demand for payment. The note was paid in full, including accrued interest, for $199,798 in March 2012.

At December 31, 2011, notes payable to related parties included a note and associated interest due to Lonnie D. Schnell, the Chief Executive Officer and Chief Financial Officer of the Company, in the amount of $41,159. The note was issued on August 6, 2009 in partial satisfaction of 2008 annual incentive amounts to which Mr. Schnell was entitled. The note bore 6% interest annually and the maturity date was the earlier of December 31, 2011 or ten days following Mr. Schnell’s employment termination date.  The note payable and accrued interest was paid in full in January 2012.

Interest expense, interest accrual and interest amount paid related to the notes payable to related parties for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
Interest expense	$1,015	$9,066	$9,344
Accrued interest balance	$-	$144,023	$155,040
Interest paid	$145,038	$20,083	$-

Colin Dyne was a director, officer and significant stockholder of Sequential Brands Group, Inc. through late 2012. He is the brother of both Mark Dyne, the Chairman of the board of directors of the Company and Larry Dyne, the President of the Company.  The Company had sales to Sequential Brands Group, Inc. during the years ended December 31, 2011 and 2010 of $142,530 and $120,270, respectively.  The Company had no sales to Sequential Brands Group, Inc. in 2012.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2009, the Company entered into an agreement with Colin Dyne, to pay a commission on the collected revenues associated with the sales of products to a specific retail brand. The agreement expired during the fourth quarter of 2011. During the years ended December 31, 2011 and 2010 commissions of $72,640 and $172,506 were earned under this agreement, respectively.

NOTE 3—LONG TERM OBLIGATIONS

Capital Leases

The Company financed one equipment purchase through capital lease obligation expiring in November 2013.  This obligation bears interest at the rate of 15.4% per annum.  As of December 31, 2012 the entire amount of $3,247 was included in the Company’s current liabilities. Future minimum annual payments under the capital lease obligation amounts to $3,751 including interest of $504 to be paid in 2013.

At December 31, 2012, total property and equipment under capital lease obligations and related accumulated depreciation was $10,494 and $8,538. respectively. At December 31, 2011, total property and equipment under capital lease obligations and related accumulated depreciation was $31,450 and $16,532 respectively.

Note Payable

The note payable as of December 31, 2011 consisted of a $25,200 demand note payable to E.C.D. International dated September 30, 1995; bearing interest at 10.0%; payable on the fifteenth day following delivery of written demand for payment. The note was paid in full during March 2012.

NOTE 4 - DEBT FACILITY

The Company originally entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) on June 27, 2007 with Bluefin Capital, LLC (“Bluefin”). Bluefin subsequently assigned its rights and obligations under the Loan Agreement to an affiliate, CVC California, LLC (“CVC”).  On July 30, 2010, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with CVC in which the Company issued to CVC shares of the Company’s Series B Convertible Preferred Stock in payment of all of the outstanding obligations owed by the Company to CVC under the Loan Agreement, (see Note 8).  All of the outstanding obligations owed to CVC under the Loan Agreement that became due and payable on July 30, 2010, in the amount of $16,706,685, were converted into Series B Convertible Preferred Stock pursuant to the Recapitalization Agreement.  These obligations consisted of outstanding borrowings and accrued interest of $11,548,098 under term notes, and $5,158,587 under a revolving credit note.

In connection with the Recapitalization Agreement, the Loan Agreement (now fully paid and expired) was amended to extend the maturity date from July 30, 2010 until July 31, 2012, reduce the maximum borrowings available under the Revolver to $3,000,000, and amend various additional terms and conditions of the Loan Agreement. The Company paid CVC a non-refundable fee in the amount of $60,000 in consideration of CVC entering into the July 2010 amendment and making this facility available and paid a $50,000 commitment fee during the third quarter of 2011 to ensure the availability of the revolver through July 31, 2012.  Upon execution of the amendment, CVC waived all prior events of default under the Loan Agreement.  Borrowings under the Loan Agreement were secured by all of the Company’s assets.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 31, 2012, with no borrowings outstanding, the Loan Agreement expired along with all performance covenants, obligations and liens against any assets of the Company. At December 31, 2011, there were no borrowings under the Revolver portion of the Loan Agreement and no term loans under the Loan Agreement.

Interest expense related to the Loan Agreement was composed of interest on debt, amortization of debt discount, and amortization of deferred financing costs.  In total, the interest expense for the years ended December 30, 2012, 2011 and 2010 was $46,667, 50,833 and 1,754,364, respectively.  Total interest expense related to the Loan Agreement in the periods was comprised as follows:

•	Amortization of deferred financing costs for the years ended December 31, 2012, 2011 and 2010 was $17,500, $30,000 and $135,614, respectively.

•	Commitment fee expense for the years ended December 31, 2012 and 2011 was $29,167 and $20,833, respectively.

•	Interest on debt related to the Loan Agreement for the year ended December 31, 2010 was $892,857.

•	Amortization of the debt discount related to the Loan Agreement for the year ended December 31, 2010 was $725,982.

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

The Series B Preferred Stock Liquidation Preference will increase at the rate of 16% per annum, compounded annually, in the form of a dividend accrual on the Liquidation Preference.  The dividend however is only payable in connection with the payment of the Liquidation Preference upon the liquidation, dissolution or winding up of the Company or upon redemption of Series B Preferred Stock, and in each case exchange for the surrender of the Series B Preferred Stock.  No portion of the Liquidation Preference or the associated accrued dividends are convertible into common stock, nor will any portion of the Liquidation Preference or the accrued dividends be payable on shares of Series B Preferred Stock in the event of or following the conversion of such shares into common stock.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Series B Preferred Stock activity:

Series B Preferred Stock as of December 31, 2009	$-
Series B Preferred Stock, net of discount for BCF and issuance costs on July 30, 2010	15,803,513
Series B Preferred Stock original issue discount	903,172
Series B Preferred Stock liquidation preference increase	1,113,779
Series B Preferred Stock as of December 31, 2010	17,820,464
Series B Preferred Stock liquidation preference increase	2,851,274
Series B Preferred Stock as of December 31, 2011	$20,671,738
Series B Preferred Stock liquidation preference increase	3,307,478
Series B Preferred Stock as of December 31, 2012	$23,979,216

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exclusive License and Intellectual Property Rights Agreement

As mentioned in Note 1, on April 2, 2002, the Company entered into the License Agreement with Pro-Fit.  The Agreement gave the Company the exclusive rights to sell or sublicense waistbands manufactured under patented technology developed by Pro-Fit for garments manufactured anywhere in the world for the United States market and all United States brands.  In accordance with the License Agreement, the Company issued 150,000 shares of its common stock which were recorded at the market value of the stock on the date of the Agreement.  The License Agreement had an indefinite term that extends for the duration of the trade secrets licensed under the License Agreement.  The Company has recorded an intangible asset amounting to $612,500, which was fully amortized.  During the quarter ended March 31, 2012 the Company completed the acquisition from Pro-Fit and related parties of all U.S. patents, applications, trademarks, rights and technology associated with the stretch waistband technology that was formerly exclusively licensed under the License Agreement, and the License Agreement was terminated.

NOTE 6—STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees and directors in accordance with FASB ASC 718, “Compensation - Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.

Stock Options

The Company’s 2008 Stock Plan, which was approved by the Company’s stockholders in 2008, authorized up to 2,500,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. On November 19, 2010, the Company’s stockholders approved an amendment to the Company’s 2008 Stock Incentive Plan to increase from 2,500,000 to 4,810,000 the number of shares of common stock that may be issued pursuant to awards thereunder.

The Company’s 2007 Stock Plan was approved by the Company’s stockholders in 2007, which replaced the 1997 Stock Plan. The 2007 Stock Plan authorizes up to 2,600,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan.

On October 1, 1997, the Company adopted the 1997 Stock Incentive Plan (the “1997 Plan"), which authorized the granting of a variety of stock-based incentive awards.

The Board of Directors, who determines the recipients and terms of the award granted, administers the Company’s stock plan. Since 2006, option awards under the Company’s stock plans are generally granted with an exercise price equal to the average market price of the Company’s stock for the five trading days following the date of approval of the grant. Those option awards generally vest over periods determined by the Board from immediate to 4 years of continuous service and have 10 year contractual terms.

Options granted for the year ended December 31, 2012, 2011 and 2010 totaled 630,000, 1,405,000 and 530,000, respectively.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2011, a former employee exercised options to acquire 109,375 shares of common stock under the 2008 Stock Incentive Plan.  Cash received upon exercise was $12,030 or $0.11 per share.  At the time of exercise, the intrinsic value of the options exercised was $0.04 per share. No options were exercised during the years ended December 31, 2012 and 2010.

The Recapitalization Agreement constituted a change of control of the Company and as a result, on July 30, 2010, all options previously granted to Lonnie Schnell and Larry Dyne became fully vested in accordance with provisions in their employment agreements and their option grants. On July 30, 2010 the Company entered into new executive employment agreements with Messrs. Schnell and Dyne and they each agreed to cancel all option grants previously awarded to them on or before December 31, 2007.  Accordingly, options to purchase a total of 1,005,500 shares of common stock were cancelled effective July 30, 2010 (See Note 5).

The following table summarizes all options issued to employees and directors including those issued outside the plan.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - December 31, 2009	6,637,850	$0.73
Granted	530,000	$0.16
Cancelled	(2,020,750)	$1.56
Options outstanding - December 31, 2010	5,147,100	$0.35
Granted	1,405,000	$0.10
Exercised	(109,375)	$0.11
Cancelled	(300,625)	$1.79
Options outstanding - December 31, 2011	6,142,100	$0.22
Granted	630,000	$0.05
Cancelled	(400,000)	$0.15
Options outstanding - December 31, 2012	6,372,100	$0.21

The Company’s determination of fair value of share-based payment awards on the date of grant uses the Black-Scholes model and the assumptions noted in the following table for the years indicated. Expected volatilities are based on the historical volatility of the Company’s stock price and other factors. These variables include, but are not limited to, the expected stock price volatility over the expected term of the awards and actual and projected employee stock option exercise behaviors.  The expected option term is estimated using the “safe harbor” provisions under ASC 718. The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of the grant.

	Year ended December 31,
	2012			2011			2010
Expected volatility		140%		134	-	138%	131%
Expected term in years	5.3	-	6.1	5.3	-	6.1	6.1
Expected dividends		-			-		-
Risk-free rate		2.7%		1.5	-	2.7%	1.9%

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option information under all Stock Plans as of December 31, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Employees and Directors
Outstanding at December 31, 2012	6,372,100	$0.21	6.7	$0.00
Vested and Expected to Vest	6,348,389	$0.21	6.7	$0.00
Exercisable	5,277,413	$0.24	6.3	$0.00

The aggregate intrinsic value of the stock options was calculated as the difference between the exercise price of a stock option and the quoted price of the Company’s common stock at December 31, 2012. It excluded stock options that have exercise prices in excess of the quoted price of the Company’s common stock at December 31, 2012.

There were approximately $82,000 of total unrecognized compensation costs related to non-vested stock options as of December 31, 2012. This cost is expected to be recognized over the weighted-average period of 2.0 years.

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

On August 30, 2010, Messrs. Schnell and Dyne elected to defer the settlement in common shares of 5,434,200 RSU’s beyond the vesting dates.  On August 30, 2011, based on the deferral schedules, 600,000 common shares were issued upon settlement of a portion of vested units under the RSU Awards.  At the time of the issuance the intrinsic value of these shares was $0.10 per share. On January 30, 2012, based on the deferral schedules, 900,000 common shares were issued upon settlement of a portion of vested units under the RSU Awards.  At the time of the issuance the intrinsic value of these shares was $0.05 per share. On July 30, 2012 1,500,000 common shares were issued upon settlement of a portion of vested units under the RSU Awards.  At the time of the issuance the intrinsic value of these shares was $0.04 per share. Subsequent to December 31, 2012 1,500,000 common shares were issued upon settlement of a portion of vested units under the RSU Awards.  At the time of the issuance the intrinsic value of these shares was $0.04 per share.

As of December 31, 2012, the Company had $490,000 of unamortized stock-based compensation expense related to RSU’s, which will be recognized over the remaining weighted average period of 1.1 years.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes RSU’s activity:

	Number of RSU’s			Weighted Average Grant date value
	Unvested	Vested	Total	per RSU
RSU’s Issued – July 2010	11,557,000	-	11,557,000	$0.196
RSU’s outstanding - December 31, 2010	11,557,000	-	11,557,000	$0.196
Vested	(5,778,500)	5,778,500	-	$0.196
Common stock issued	-	(600,000)	(600,000)	$0.196
RSU’s outstanding - December 31, 2011	5,778,500	5,178,500	10,957,000	$0.196
Vested	(2,311,400)	2,311,400	-	$0.196
Common stock issued	-	(2,400,000)	(2,400,000)	$0.196
RSU’s outstanding - December 31, 2012	3,467,100	5,089,900	8,557,000	$0.196

NOTE 7—NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Year Ended December 31,
	2012			2011			2010
Years ended:	Net income (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Net income (loss)(Numerator)	Shares (Denominator)	Per Share Amount	Net loss (Numerator)	Shares (Denominator)	Per Share Amount
Net income (loss)	$679,347	22,458,185	$0.03	$729,133	20,567,640	$0.04	$(1,466,820)	20,291,433	$(0.07)
Series B preferred stock original discount	-	-	-	-	-	-	(903,172)	-	(0.04)
Series B preferred stock liquidation preference increase	(3,307,478)	-	(0.15)	(2,851,274)	-	(0.14)	(1,113,779)	-	(0.06)
Basic net income (loss) applicable to common stockholders	(2,628,131)	22,458,185	(0.12)	(2,122,141)	20,291,433	(0.10)	(3,483,771)	20,291,433	(0.17)
Stock options, RSUs and Series B preferred stock with dilutive effect	-	-	-	-	-	-	-	-	-
Diluted net income (loss) applicable to common stockholders	$(2,628,131)	22,458,185	$(0.12)	$(2,122,141)	20,291,433	$(0.10)	$(3,483,771)	20,291,433	$(0.17)

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options to purchase 6,372,100 shares of common stock exercisable between $0.04 and $5.23 per share, RSU’s to settle for 8,557,000 common shares and Series B Preferred Stock to be converted into 40,716,000 shares of common stock were outstanding for the year ended December 31, 2012, but were not included in the computation of diluted net income (loss) per share applicable to common shareholders because they would have an antidilutive effect on the net income (loss) per share.

Options to purchase 6,142,100 shares of common stock exercisable between $0.06 and $5.23 per share, RSU’s to settle for 10,957,000 common shares and Series B Preferred Stock to be converted into 40,716,000 shares of common stock were outstanding for the year ended December 31, 2011, but were not included in the computation of diluted net income (loss) per share applicable to common shareholders because they would have an antidilutive effect on the net income (loss) per share.

Options to purchase 5,147,100 shares of common stock exercisable between $0.06 and $5.23 per share, RSU’s to settle for 11,557,000 common shares and Series B Preferred Stock to be converted into 40,716,000 shares of common stock were outstanding for the year ended December 31, 2010, but were not included in the computation of diluted net income (loss) per share applicable to common shareholders because they would have an antidilutive effect on the net income (loss) per share.

NOTE 8—INCOME TAXES

The components of the provision for income taxes included in the consolidated statements of operations are as follows:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$76,250	$161,306	$12,588
State	3,322	2,528	978
Foreign	(22,180)	84,560	(4,579)
	57,392	248,394	8,987
Deferred:
Federal	115,736	115,800	479,353
State	26,984	26,794	129,201
Foreign	68,001	95,129	(21,890)
	210,721	237,723	586,664
	$268,113	$486,117	$595,651

A reconciliation of the statutory Federal income tax rate with the Company’s effective income tax rate is as follows:

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2012	2011	2010
Current:
Federal statutory rate	34.0%	34.0%	34.0%
State taxes net of federal benefit	2.1	1.6	(9.9)
Change in effective foreign tax rate	(23.9)	(26.0)	(3.2)
Loss on extinguishment of debt	-	-	(22.3)
Other permanent differences	(54.9)	(13.6)	(6.5)
Foreign withholding taxes	13.3	24.7	(5.2)
Net operating loss valuation allowance	95.7	35.9	(1.3)
Change in uncertainty in income taxes	(19.8)	-	-
Other	(18.2)	(16.6)	(54.0)
	28.3%	40.0%	(68.4	) %

Net income (loss) before income taxes is as follows:

	Year Ended December 31,
	2012	2011	2010

Domestic	$(163,227)	$(457,736)	$(670,201)
Foreign	1,110,687	1,672,986	(200,968)
	$947,460	$1,215,250	$(871,169)

The primary components of temporary differences which give rise to the Company’s deferred tax being presented as part of Prepaid expenses and other current assets, Deferred income tax, or Deferred income tax liability (in long term liabilities) in the Company’s balance sheet are as follows:

	December 31,
	2012	2011
Net deferred tax:
Net operating loss carry-forward	$9,381,454	$8,205,788
Intangible assets, net	(811,472)	(650,938)
Property and equipment, net	(100,606)	(183,952)
Bad debt allowance	-	2,161
Related party interest	-	56,746
Inventory allowance	57,979	58,238
Credit carryforwards	13,920	13,920
Stock awards expense	739,492	730,778
Payroll	63,415	22,857
Other	149,694	203,797
	9,493,876	8,459,395
Less: Valuation allowance	(10,439,419)	(9,194,219)
	$(945,543)	$(734,824)
Presented as:
Other assets	$-	$16,324
Deferred income tax liability	$(945,543)	$(751,148)

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2007 as a result of the implementation of ASC 740, the Company recognized an increase in liabilities for unrecognized tax benefits of $245,800, which was accounted for as an increase in the January 1, 2007 accumulated deficit. Interest recorded per ASC 740 was recorded as part of interest expense in the Company’s statements of operations.  At March 31, 2012 the Company recorded an income tax benefit, associated with the elimination of a portion of the ASC 740 tax liability, of $196,423 as the time limit for regulatory assessment of the tax liability had expired.

A reconciliation of the ASC 740 adjustments is as follows:
	Year Ended December 31,
	2012	2011

Beginning Balance	$321,325	$305,425
Interest and penalties	8,700	15,900
Elimination of a tax liability	(196,423)	-
Ending Balance	$133,602	$321,325

At December 31, 2012 and 2011, the Company had Federal net operating loss carry-forwards (or “NOLs”) of approximately $22.9 million and $19.9 million, respectively, and State NOLs of $27.5 million and $22.5 million, respectively.  The Federal NOL and State NOL are available to offset future taxable income through 2032.  Section 382 of the Internal Revenue Code places a limitation on the realizability of net operating losses in future periods if the ownership of the Company has changed more than 50% within a three-year period. Due to the Recapitalization Agreement between the Company and CVC on July 30, 2010 (See note 4 and Note 5) the application of I.R.C. Section 382 was required. As a consequence of the application of Section 382, the Company’s NOL limitation was determined to be approximately $2.2 million annually for each of the first five years and $0.7 million annually for up to 20 years following the date of the transaction. At the date of the Recapitalization transaction the Section 382 limitation reduced the Company’s NOL carry-forwards by approximately $45.0 million for the Federal NOL and $9.0 million for the State NOL. Income taxes are accounted for under the asset and liability method.

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

The provisions of ASC 740 require the establishment of a valuation allowance unless, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will be realized. ASC 740 provides an important factor in determining whether a deferred tax asset will be realized is whether there has been sufficient income realized in recent years and whether sufficient income is expected to be realized in future years to utilize the deferred tax asset.  In 2012, 2011 and 2010 the Company determined, based upon its cumulative operating losses, that it was not more likely than not that it would fully realize most of its domestic and foreign deferred tax assets in the future years.  Consequently, at December 31, 2012 and 2011 the Company recorded a valuation allowance of $10.4 million and $9.2 million, respectively, which fully reserved the carrying value of its net deferred tax assets.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company intends to maintain a valuation allowance for its deferred tax assets until evidence exists to support the reversal or modification of the allowance.  At the end of each period, the Company will review supporting evidence, including the performance against sales and income projections, to determine if a removal or modification of the valuation allowance is warranted.  If in future periods it is determined that it is more likely than not that the Company will be able to recognize all or a greater portion of its deferred tax assets, the Company will at that time reduce or reverse the valuation allowance.

In 2012 and 2011 there were no undistributed earnings from the Company’s foreign subsidiaries. In 2010, the Company included in its consolidated U.S. federal tax return approximately $34,000 a deemed dividend due to earnings from the Company’s foreign subsidiary.

Tax years subject to examination by the tax authorities for Talon International, Inc. (US) are 2008 through 2012 and for the foreign subsidiaries, 2003 through 2012.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is a party to a number of non-cancelable operating lease agreements involving buildings and equipment, which expire at various dates through 2017.  The Company accounts for its leases in accordance with FASB ASC 840 “Leases”, whereby step provisions, escalation clauses, tenant improvement allowances, increases based on an existing index or rate, and other lease concessions are accounted for in the minimum lease payments and are charged to the statement of operations on a straight-line basis over the related lease term.

The future minimum lease commitments at December 31, 2012 are approximately as follows:

Years Ending December 31,	Amount

2013	$572,000
2014	404,000
2015	201,000
2016 and after	30,000
Total minimum payments	$1,207,000

Total rental expense for the years ended December 31, 2012, 2011 and 2010 aggregated $687,371, $629,699 and $651,285, respectively.

Profit Sharing Plan

In October 1999, the Company established a 401(k) profit-sharing plan for the benefit of eligible employees.  The Company may make annual contributions to the plan as determined by the Board of Directors.

Total contributions for the years ended December 31, 2012, 2011 and 2010 amounted to $23,129, $21,184, and $16,750, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

 On May 7, 2012, the Company filed a lawsuit against Adidas America, Inc. in the U.S. District Court for the Central District of California asserting claims of trademark infringement, unfair competition, deceptive trade practices and related claims, under both U.S. and California law.  The claims arose out of Adidas's use of the “Techfit” name for its apparel, which we asserted infringed our previously registered Tekfit trademark.   On May 21, 2012, Adidas then filed a counterclaim against Talon seeking cancellation of our Tekfit U.S. trademark registrations and recovery of legal fees.  On January 15, 2013, we accepted a cash settlement from Adidas and both parties dismissed all related actions with prejudice and ensured that future use of their trademarks would not create confusion to the consumer.

The Company currently has pending claims and complaints that arise in the ordinary course of the Company’s business.  The Company believes that it has meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on the Company’s consolidated financial condition if adversely determined against the Company.

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

	Year Ended December 31, 2012
	Talon	Trim	Tekfit	Consolidated
Net sales	$22,061,303	$22,519,125	$20,444	$44,600,872
Cost of goods sold	16,022,334	14,083,017	35,120	30,140,471
Gross profit (loss)	$6,038,969	$8,436,108	$(14,676)	14,460,401
Operating expenses				13,465,633
Income from operations				$994,768

	Year Ended December 31, 2011
	Talon	Trim	Tekfit	Consolidated
Net sales	$22,612,784	$19,047,959	$7,764	$41,668,507
Cost of goods sold	16,481,686	11,981,505	1,550	28,464,741
Gross profit	$6,131,098	$7,066,454	$6,214	13,203,766
Operating expenses				11,864,518
Income from operations				$1,339,248

	Year Ended December 31, 2010
	Talon	Trim	Tekfit		Consolidated
Net sales	$24,517,016	$16,936,082		$6,649	$41,459,747
Cost of goods sold	18,141,430	10,771,096		86,829	28,999,355
Gross profit	$6,375,586	$6,164,986		$(80,180)	12,460,392
Operating expenses					10,988,984
Income from operations			$		$1,471,408

The Company distributes its products internationally and has reporting requirements based on geographic regions.  Long-lived assets are attributed to countries based on the location of the assets and revenues are attributed to countries based on customer delivery locations, as follows:

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2012	2011	2010
Sales:
United States	$4,494,939	$3,519,137	$3,574,386
Hong Kong	14,594,685	14,695,433	14,509,155
China	10,759,863	9,557,952	10,412,168
Bangladesh	2,242,018	2,092,993	2,546,500
Other	12,509,367	11,802,992	10,417,538
Total	$44,600,872	$41,668,507	$41,459,747

	December 31,
	2012	2011	2010
Long-lived Assets:
United States	$4,551,101	$4,443,691	$4,623,448
Hong Kong	419,268	629,373	884,344
China	73,344	129,977	182,980
Other	-	319	2,306
Total	$5,043,713	$5,203,360	$5,693,078

NOTE 11—MAJOR CUSTOMERS AND VENDORS

For the years ended December 31, 2012, 2011 and 2010, the Company’s three largest customers represented approximately 6%, 8% and 9%, respectively, of consolidated net sales.

Three vendors, each representing more than 10% of the Company’s purchases, accounted for approximately 42% of the Company’s purchases for the year ended December 31, 2012. Three vendors, each representing more than 10% of the Company’s purchases, accounted for approximately 31% of the Company’s purchases for the year ended December 31, 2011. Four vendors, each representing more than 10% of the Company’s purchases, accounted for approximately 43% of the Company’s purchases for the year ended December 31, 2010.

Included in accounts payable and accrued expenses at December 31, 2012 and 2011 is $2,907,345 and $3,663,146 due to these vendors.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – QUARTERLY RESULTS (UNAUDITED)

Quarterly results for the years ended December 31, 2012 and 2011 are reflected:

	Year Ended December 31, 2012
	1st	2nd	3rd	4th
Net sales	$8,745,950	$13,179,849	$11,288,717	$11,386,356
Gross profit	$2,770,756	$4,358,729	$3,650,872	$3,680,044
Income (loss) from operations	$(473,826)	$974,358	$375,232	$119,004
Net income (loss)	$(205,630)	$671,134	$186,865	$26,978
Net income (loss) per share	$(0.01)	$0.03	$0.01	$0.00
Basic and diluted net income (loss) per share applicable to Common Shareholders	$(0.05)	$0.00	$(0.03)	$(0.04)
Total comprehensive income (loss)	$(221,264)	$700,454	$162,451	$42,959

	Year Ended December 31, 2011
	1st	2nd	3rd	4th
Net sales	$9,228,193	$12,752,281	$9,404,648	$10,283,385
Gross profit	$2,890,553	$4,063,338	$2,827,787	$3,422,088
Income (loss) from operations	$(290,505)	$1,001,138	$(157,455)	$786,070
Net income (loss)	$(400,928)	$656,325	$(126,020)	$599,756
Net income (loss) per share	$(0.02)	$0.03	$(0.01)	$0.03
Basic and diluted net income (loss) per share applicable to Common Shareholders	$(0.05)	$(0.00)	$(0.04)	$(0.01)
Total comprehensive income (loss)	$(403,709)	$637,447	$(106,680)	$633,549

The Company typically experiences seasonal fluctuations in sales volume consistent with the purchase demands of the apparel industry.  In most years, these seasonal fluctuations result in lower sales volumes for the Company’s business in the first and fourth quarters of each year due to the seasonal buying patterns by the majority of the customers.  The apparel retailers typically experience higher sales volumes during the second and third quarters associated with back-to-school sales efforts and in the fourth quarter in connection with year-end holiday purchases. Sales of the Company’s products typically precede the retail sales patterns by 90 to 150 days.  Backlogs of sales orders are not considered material in the industries in which the Company competes with, which reduces the predictability of the Company’s sales and reinforces the volatility of these cyclical buying patterns on the Company’s sales volume.

Quarterly and year-to-date computations of per share amounts are made independently.  Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated subsequent events after the balance sheet date of December 31, 2012 through the date of the filing of this report.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, the Company’s management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on its assessment, our management has concluded that control over financial reporting was effective as of December 31, 2012.

Pursuant to applicable law, this annual report is not required to include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our executive officers and directors as of March 27, 2013.

Name	Age	Position
Directors:
Mark Dyne (1)(3)(4)	52	Chairman of the Board of Directors
Lonnie D. Schnell (1)	64	Chief Executive Officer, Chief Financial Officer and Director
David Ellis (2)(4)	49	Director
Mark J. Hughes (2)	41	Director
Morris Weiss (2)(4)	53	Director

Other Executive Officers:
Larry Dyne (3)	40	President
James E. Reeder	55	Vice President, Corporate Controller

(1)	Messrs. Dyne and Schnell were elected by holders of Common Stock, and the seats they occupy on the Board will be filled by a vote of the holders of Common Stock, voting as a separate class.
(2)
Messrs. Ellis, Hughes and Weiss were appointed by the sole holder of Series B Preferred Stock, and the seats they occupy on the Board will be filled by a vote of the holders of Series B Preferred Stock, voting as a separate class. Mr. Weiss was appointed on May  9, 2012.

(3)	Mark Dyne and Larry Dyne are brothers.
(4)	Member of the Special Committee of the Board.

Directors:

Mark Dyne
Mr. Dyne has served as Chairman of the Board of Directors since 1997.  Mr. Dyne currently serves as the Chief Executive Officer and the Managing Partner of Europlay Capital Advisors, LLC, a merchant banking and advisory firm.  Mr. Dyne previously served on the Board of Directors of Skype Global S.a.r.l. the world’s leader in V.O.I.P. communications. Mr. Dyne was also previously  Chairman and Chief Executive Officer of Sega Gaming Technology Inc. (USA), and Chairman and Chief Executive Officer of Virgin Interactive Entertainment Ltd. Mr. Dyne  was a founder and former director of Sega Ozisoft Pty Ltd. Mr. Dyne was nominated to our board of directors for his extensive domestic and international management experience.

Lonnie D. Schnell
Mr. Schnell joined us in January 2006 as our Chief Financial Officer, was appointed as Chief Executive Officer in February 2008 and has served on our Board of Directors since May 2008. Mr. Schnell served as Vice President of Finance for Capstone Turbine Corporation, a manufacturer of micro-turbine electric generators from 2004 until 2005. From 2002 to 2004 Mr. Schnell served as Chief Financial Officer of EMSource, LLC, an electronic manufacturing service company. Previously, Mr. Schnell served as Chief Financial Officer of Vintage Capital Group, a private equity investment firm, and Chief Financial Officer of Need2Buy, Inc. a business-to-business internet marketplace for electronic components. Mr. Schnell completed an executive MBA program with the Stanford University Executive Institute, and earned his Bachelor of Science in Accounting at Christian Brothers University. Mr. Schnell is a Certified Public Accountant with experience in the international accounting firm of Ernst & Young LLP. Mr. Schnell was nominated to our Board of Directors for his extensive international management experience, knowledge of associated industry practices and trends, and for his financial management expertise.

David Ellis
David Ellis has served on our Board of Directors since October 2010. Mr. Ellis is a co-founder of GemCap, a provider of asset-based loans, ranging from $1 million to $10 million, as a senior-secured lender.  Through 2006, Mr. Ellis served as the President of Buxbaum Group.  Mr. Ellis has twenty years of experience in the acquisition, insolvency and turnaround management businesses during which he built several international businesses, with an emphasis in the apparel industry. Mr. Ellis was nominated to our Board of Directors for his extensive domestic and international management experience, and knowledge of associated industry practices and trends, and for his financial and investment management expertise.

Mark J. Hughes
Mark J. Hughes has served on our Board of Directors since July 2010. Mr. Hughes currently serves as a Managing Director at The Comvest Group, a private investment firm focused on providing equity and debt capital to lower middle-market companies. From July 2005 until joining ComVest, Mr. Hughes was a Managing Director at Tejas Securities Group, an investment and merchant bank focused on distressed debt, high yield and special situations. From March 1998 to June 2005, Mr. Hughes served as a Managing Director in the Investment Banking Group and an Equity Research Analyst at C.E. Unterberg, Towbin, an investment bank that specialized on advising, financing and investing in middle-market healthcare and technology companies. From 1996 to 1998, Mr. Hughes worked in Global Markets as a Foreign Exchange Analyst at Deutsche Bank.  Prior to Deutsche Bank, Mr. Hughes spent three years as a Senior Auditor in the Hedge Fund and Broker Dealer Practice of Goldstein, Golub, & Kessler, LLC. Mr. Hughes was a CPA and received his B.S. from Rutgers College, Rutgers School of Business. Mr. Hughes was nominated to our board of directors for his extensive experience in private equity, capital markets, mergers and acquisitions, and corporate finance matters, and his leadership skills enable him to provide support to Talon in areas of operations, finance, and strategy.

Morris Weiss
Morris Weiss has served on our Board of Directors since May 2012. Mr. Weiss is a partner at the law firm Hohmann, Taube & Summers, LLP, where Mr. Weiss specializes in commercial bankruptcy and restructuring matters as well as complex commercial litigation.  Prior to joining Hohmann, Taube & Summers, LLP in 2010, Mr. Weiss was the Managing Director of IP Navigation Group, LLC, an international patent monetization company, from April 2010 to August 2010.  Mr. Weiss was the Managing Director of Investment Banking of MDB Capital Group, LLC, an independent broker dealer, from May 2009 to April 2010.  From January 2009 to April 2010, Mr. Weiss served on the board of directors of Atlas Mining Company (n/k/a Applied Minerals, Inc. (OTCQB: AMNL.OB)), the leading global producer of Halloysite Clay solutions, and from November 2008 to April 2009, Mr. Weiss served as the company’s Chief Restructuring Officer.  From February 2002 to October 2008, Mr. Weiss was the Managing Director and Head of Investment Banking of Tejas Securities Group, Inc., a full service, independent broker dealer. Mr. Weiss was nominated to our Board of Directors for his extensive domestic and international management experience, knowledge of associated industry practices and trends, and for his strategic growth management expertise.

Other Executive Officers:

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

Board Committees

Effective upon the closing of the Recapitalization Agreement on July 30, 2010, we eliminated our Board committees, and presently do not have a separately designated audit, compensation, nominating or governance committee of the Board of Directors.  The functions customarily delegated to these committees are now performed by our full Board of Directors.

The Board forms ad hoc committees from time to time to assist our Board in fulfilling its responsibilities with respect to matters that are the subject of the ad hoc committee’s mandate. During fiscal year 2012, the Board maintained a Special Committee to assist our Board by making recommendations on alternative capital structures, transactions and initiatives that the committee believes are reasonably likely to maximize stockholder value. The Special Committee currently consists of David Ellis, Mark Dyne and Morris Weiss.

Audit Committee and Audit Committee Financial Expert

The Company is not a “listed company” under SEC rules and is therefore not required to have a separate audit committee comprised of independent directors.  Our full Board of directors performs the functions of the audit committee.  The Company has, however, determined that as of December 31, 2012, each of Mssrs. Ellis and Weiss is “independent” as that term is defined in Section 5605 of the NASDAQ Marketplace Rules applicable to companies listed on The NASDAQ Stock Market, and has also determined that each of Messrs. Dyne, Schnell and Ellis is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The director biographies included above under this Item 10 describe the relevant experience of each director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Executive officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2012, all of our executive officers, directors and greater-than-ten percent shareholders complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethical Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to our other employees and directors generally.  A copy of our Code of Ethical Conduct is filed as an exhibit to our Annual Report on Form 10-K.

ITEM 11.               EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The full Board of Directors is responsible for determining the compensation to be paid to our officers and directors, with recommendations from management as to the amount and/or form of officer compensation.  While our Board may utilize the services of consultants in determining or recommending the amount or form of executive and director compensation, we do not at this time employ consultants for this purpose, and did not employ compensation consultants at any time during 2012.

Our executive compensation program is administered by the Board of Directors.  The Board is responsible for, among other functions: (1) reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer’s compensation and evaluating the performance of the Chief Executive Officer in light of these corporate goals and objectives; (2) administering our incentive-compensation and equity based plans; and (3)  negotiating, reviewing and recommending the annual salary, bonus, stock options and other benefits, direct and indirect, of the Chief Executive Officer,  and other current and former executive officers.  The Board of Directors also has the authority to select and/or retain outside counsel, compensation and benefits consultants, or any other consultants to provide independent advice and assistance in connection with the execution of its responsibilities.

Our named executive officers for 2012 were as follows:

•	Lonnie D. Schnell, Chief Executive Officer & Chief Financial Officer;

•	Larry Dyne, President; and

•	James E. Reeder, Vice President, Corporate Controller.

Compensation Philosophy

Our executive compensation program is designed to drive company performance to maximize stockholder value while meeting our needs and the needs of our employees.  The specific objectives of our executive compensation program include the following:

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

Base Salary

Base salary provides executives with a steady income stream and is based upon the executive’s level of responsibility, experience, individual performance and contributions to our overall success. Competitive base salaries, in conjunction with other pay components, enable us to attract and retain highly talented executives.  The Board typically sets base salaries for our senior executives at market levels. However, base salaries will vary in practice based upon an individual’s performance, individual experience and negotiations and for changes in job responsibilities.

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

Process for Setting Executive Compensation

When making pay determinations for named executive officers, the Board considers a variety of factors including, among others: (1) actual company performance as compared to pre-established goals, (2) overall company performance and size relative to industry peers, (3) individual executive performance and expected contribution to our future success, (4) changes in economic conditions and the external marketplace and (5) in the case of named executive officers, other than Chief Executive Officer, the recommendation of our Chief Executive Officer.  Ultimately, the Board uses its judgment when determining how much to pay our executive officers.  The Board evaluates each named executive officer’s performance during the year against established goals, leadership qualities, business responsibilities, current compensation arrangements and long-term potential to enhance stockholder value.  The opinions of outside consultants may also be taken into consideration in deciding what salary, bonus, long-term incentives and other benefits and severance to give each executive in order to meet our objectives stated above.

The Board considers compensation information from data gathered from annual reports and proxy statements from companies that the Board generally considers comparable to us; compensation of other company employees for internal pay and equity purposes; and levels of other executive compensation plans from compensation surveys.

The Board sets the pay for the named executive officers and other executives, by element and in the aggregate, at levels that it believes are competitive and necessary to attract and retain talented executives capable of achieving our long-term objectives.

Factors Considered

In administering the compensation program for senior executives, including named executive officers, the Board considers the following:

•
Cash versus non-cash compensation.  The pay elements are cash-based except for the long-term incentive program, which may be cash-based, equity-based, or a combination.  In 2010, long-term incentive compensation included grants of restricted stock units to our Chief Executive Officer and to our President, which grants were made in connection with the recapitalization transaction that closed in July 2010;

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

Board of Directors
Mark Dyne
Lonnie D. Schnell
David Ellis
Mark J. Hughes
Morris Weiss

March 27, 2013

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, as to each person serving as Chief Executive Officer and Chief Financial Officer during 2012 and the two mostly highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer at the end of the 2012 whose compensation exceeded $100,000 (referred to as “named executive officers”), information concerning all compensation earned for services to us in all capacities for 2010, 2011 and 2012.

	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
Lonnie D. Schnell
Chief Executive Officer	2012	$375,002	$15,546	$-	$-	$172,146	$39,733	$602,427
and Chief Financial	2011	349,519	80,436	-	-	-	39,288	469,243
Officer	2010	324,615	-	1,143,344	-	162,500	31,668	1,662,127
Larry Dyne
President	2012	350,001	15,546	-	-	160,669	23,438	549,654
	2011	324,519	75,436	-	-	-	22,693	422,648
	2010	299,615	-	1,120,540	-	150,000	19,393	1,589,548
James E. Reeder
Vice President,	2012	176,981	5,000	-	-	-	22,346	204,327
Corporate Controller	2011	175,000	15,000	-	9,091	-	20,470	219,561
	2010	171,539	45,000	-	-	-	15,868	232,407

(1)
Bonus compensation consists of discretionary annual cash bonuses awarded to the named executives based upon performance, and discretionary cash bonuses associated with the tax consequences of RSU settlements.  Bonuses are reported for the year in which they were earned.  Cash bonus are generally paid in the first quarter of the subsequent year.

(2)
The awards in these columns represent the aggregate grant date fair value computed in accordance with ASC 718 with respect to option awards or stock awards granted in the applicable year.  Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  For additional information on the valuation assumptions with respect to these grants, refer to Note 6 of our accompanying Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. These amounts do not reflect the actual value that may be realized by the named executive officers which depends on the value of our shares in the future.

(3)
Non-equity incentive plan compensation for 2012 and 2010 consists of awards from the EBITDA Bonus Plan, a cash incentive plan, which was established pursuant to our employment agreements with Mr. Schnell and Mr. Dyne signed on July 30, 2010 and a related amendment on June 15, 2012.

(4)	All other compensation consists of the following (amounts in dollars):

	Year	Health and medical insurance (a)	Life and disability insurance (b)	401k contribution (c)	Automobile allowances	Total

Lonnie D. Schnell	2012	$27,408	$1,722	$1,000	$9,603	$39,733
	2011	27,727	301	1,000	10,260	39,288
	2010	21,397	301	1,000	8,970	31,668

Larry Dyne	2012	15,250	5,572	1,000	1,616	23,438
	2011	15,438	4,084	1,000	2,171	22,693
	2010	11,588	4,025	1,000	2,780	19,393

James E. Reeder	2012	20,275	1,071	1,000	-	22,346
	2011	19,169	301	1,000	-	20,470
	2010	14,567	301	1,000	-	15,868

(a)	Includes payments of medical premiums.
(b)	Includes executive and group term life and disability insurance.
(c)	Represents our contribution to 401k programs.

Executive Compensation

Chief Executive Officer and Chief Financial Officer. The 2010, 2011 and 2012 base salary and other compensation for Lonnie Schnell, our Chief Executive Officer was determined in accordance with our employment agreement and related amendments. The terms and conditions established in this agreement were the result of our consideration of our operating performance levels, at the time of entering into the agreement and for prior periods, comparative industry compensation levels and negotiations with Mr. Schnell. The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding stockholder value.  Accordingly, the base compensation was established near minimum industry levels for the same role in comparable companies, and on July 30, 2010 Mr. Schnell was granted a restricted stock unit award (“RSU Award”) for 5,778,500 shares of our common stock.  The RSU Award vested 50% on a date which was 13 months following the grant date, and vests an additional 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to full acceleration of vesting upon a change in control of the Company, as defined in the RSU Award agreement. The settlement of vested shares under the RSU Award is subject to non-revocable deferral elections delivered by Mr. Schnell.

In addition to the long-term equity incentive, Mr. Schnell was entitled to receive an annual cash bonus in 2010, 2011 and 2012 in an amount equal to a percentage of his base salary upon the Company achieving actual adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) within a range, starting at 80%, of target adjusted EBITDA.

The EBITDA bonus award under Mr. Schnell’s employment agreement and related amendment for 2010, 2011 and 2012 is shown in the table above as non-equity incentive plan compensation. The target EBITDA was not achieved for 2011, and therefore no non-equity incentive plan compensation was earned.  However, Mr. Schnell was awarded a discretionary incentive cash bonus for 2011, shown in the table above under Bonus, based on the performance of the Company and Mr. Schnell’s individual performance and contributions.

President. The 2010, 2011 and 2012 base salary and other compensation for Larry Dyne, our President was determined in accordance with our employment agreement and related amendments. The terms and conditions established in this agreement were the result of our consideration of our operating performance levels at the time of entering into the agreements and for prior periods, comparative industry compensation levels and negotiations with Mr. Dyne.  The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding stockholder value.  Accordingly, the base compensation was established near minimum industry levels for the same role in comparable companies, and on July 30, 2010 Mr. Dyne was granted a RSU Award for 5,778,500 shares of our common stock.

The RSU Award vested 50% on a date which was 13 months following the grant date, and vests an additional 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to full acceleration of vesting upon a change in control of our Company, as defined in the RSU Award agreement. The settlement of vested shares under the RSU Award is subject to non-revocable deferral elections delivered by Mr. Dyne.  In addition to the long term incentive, Mr. Dyne was entitled to receive an annual cash bonus in 2010 2011 and 2012 in an amount equal to a percentage of his base salary upon the Company achieving actual adjusted EBITDA within a range, starting at 80%, of target adjusted EBITDA.

The EBITDA bonus award under Mr. Dyne’s employment agreement and related amendment for 2010, 2011 and 2012 is shown in the table above as non-equity incentive plan compensation.  The target EBITDA was not achieved for 2011, and therefore no non-equity incentive plan compensation was earned.  However, Mr. Dyne was awarded a discretionary incentive cash bonus for 2011, shown in the table above under Bonus, based on the performance of the Company and Mr. Dyne’s individual performance and contributions.

Vice President, Corporate Controller. The 2010, 2011 and 2012 compensation for James E. Reeder, our Vice President, Corporate Controller was in accordance with our at-will employment agreement with him.  The terms and conditions established in this agreement were the result of our consideration of our operating performance levels, compensation levels for our previous corporate controller, comparative industry compensation levels and negotiations with Mr. Reeder.  The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding stockholder value.  Accordingly, the base compensation was established near minimum industry levels for the same role in comparable companies. Cash bonus is a discretionary bonus award based on performance.

 In 2011 long-term equity in the form of options for 100,000 shares of common stock, respectively, were granted to Mr. Reeder as an inducement to maximize performance and increase stockholder value. The option grants were established to vest monthly over a four-year term, after a minimum initial term of twelve months, to coincide with the objectives of our strategic plan. Bonuses for 2010, 2011 and 2012 are discretionary incentive bonuses awarded based on the performance of the Company and Mr. Reeder’s individual performance and contributions.

Grants of Plan-Based Awards in Fiscal 2012

No equity awards were granted to any named executive officer in 2012.

Outstanding Equity Awards at Fiscal Year 2012

The following table provides information with respect to outstanding stock options and stock awards held by each of the named executive officers as of December 31, 2012

		Option Awards					RSU Stock Awards
		Number of Securities Underlying Unexercised Options			Option Exercise	Option	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have
Name	Grant Date	(#) Exercisable	(#) Unexercisable		Price ($)	Expiration Date	Vested (#)(2)	Not Vested ($)(3)
Lonnie D. Schnell	6/25/08	900,000	-		$0.20	06/24/18
	8/6/09	700,000	-		$0.09	8/6/19
	7/30/10						1,733,550	86,678
Larry Dyne	6/25/08	700,000	-		$0.20	06/24/18
	8/6/09	510,000	-		$0.09	8/6/19
	7/30/10						1,733,550	86,678
James E. Reeder	6/1/09	175,000	25,000	(1)	$0.11	6/1/19
	1/13/11	47,917	52,083	(1)	$0.10	1/13/21

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

(3)	Based on the closing price of the Common Stock on December 31, 2012 of $0.05, as reported by the OTCQB.

Option Exercises and Stock Vested in Fiscal Year 2012

The following table provides information with respect to restricted stock award vesting for each of the named executive officers during 2012.  There were no options exercised by named executive officers during 2012.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(1)(2)
Lonnie D. Schnell	1,155,700	$57,785
Larry Dyne	1,155,700	$57,785

(1)
The shares shown in the table above indicate shares that vested under the RSU Awards on January 30, 2012 and July 30, 2012 (577,850 shares each of those dates).  Pursuant to deferral elections made by both Mr. Schnell and Mr. Dyne, each of them elected to defer receipt of the common shares to be issued upon settlement of 127,850 vested RSU Awards as of January 30, 2012 until July 30, 2014, subject to earlier settlement in the event of a change of control or the death of the reporting person.

(2)	Based on the closing price of the Common Stock on August 30, 2012 of $0.05, as reported by the OTCQB.

Employment Agreements, Termination of Employment and Change of Control Arrangements

Employment Agreements

We have entered into the following employment agreements and related amendments with Lonnie D. Schnell and Larry Dyne.  Mr. Reeder does not have an employment agreement.

Lonnie D. Schnell, Chief Executive Officer and Chief Financial Officer.  In connection with the Recapitalization Agreement, on July 30, 2010, we entered into an Executive Employment Agreement with Mr. Schnell as amended on June 15, 2012.  Mr. Schnell’s employment agreement and related amendment provides that he will continue to serve as our Chief Executive Officer.  The employment agreement has a term continuing through December 31, 2014, and may be extended to December 31, 2015.  Pursuant to this agreement and related amendment, Mr. Schnell received an annual base salary of $325,000 for the period starting on July 30, 2010 through December 31, 2010.  Starting on January 1, 2011 through December 31, 2011, Mr. Schnell’s annual base salary will be $350,000. Starting on January 1, 2012 through December 31, 2012, Mr. Schnell’s annual base salary will be $375,000 through  the remainder of the term of this agreement Such base salary may be increased, but not decreased, at the discretion of the Board.  Mr. Schnell will be entitled to receive an annual cash bonus in an amount equal to a percentage of his base salary upon Talon achieving actual adjusted EBITDA within a range, starting at 80%, of target adjusted EBITDA. Target Adjusted EBITDA for 2013 and 2014 will be determined by the Board of Directors based our operating plan for the fiscal year as prepared by management and approved by the Board of Directors.

Mr. Schnell is entitled to an auto allowance of $1,000 per month, and reimbursement of up to $10,000 for legal fees incurred in connection with the negotiation of his employment agreement.  In the event that prior to the end of the term, Mr. Schnell’s employment is terminated by us “without cause” (as defined in the agreement), by Mr. Schnell for “good reason” (as defined in the agreement) or due to Mr. Schnell’s death or disability, then conditional upon his execution of a release of claims, Mr. Schnell or his estate will be entitled to receive, in addition to all accrued salary, (1) severance payments equal to 18 months of Mr. Schnell’s base salary, (2) all options issued to Mr. Schnell shall remain outstanding for 18 months following termination, and (3) continued medical coverage for Mr. Schnell and his dependents for 18 months following termination.

Larry Dyne, President. In connection with the Recapitalization Agreement, on July 30, 2010, we entered into an Executive Employment Agreement with Mr. Dyne as amended on June 15, 2012.  Mr. Dyne’s employment agreement and related amendment provides that he will continue to serve as our President.  The employment agreement and related amendment has a term continuing through December 31, 2014, and may be extended to December 31, 2015.  Pursuant to this agreement and related amendment, Mr. Dyne received an annual base salary of $300,000 for the period starting on July 30, 2010 through December 31, 2010.  Starting on January 1, 2011 through December 31, 2011, Mr. Dyne’s annual base salary will be $325,000.  Starting on January 1, 2012 through the remainder of the term of this agreement, Mr. Dyne’s annual base salary will be $350,000. Such base salary may be increased, but not decreased, at the discretion of the Board. Mr. Dyne will be entitled to receive an annual cash bonus in an amount equal to a percentage of his base salary upon Talon achieving actual adjusted EBITDA within a range, starting at 80%, of target adjusted EBITDA.  Target Adjusted EBITDA for 2013 and 2014 will be determined by the Board of Directors based our operating plan for the fiscal year as prepared by management and approved by the Board of Directors.

Mr. Dyne is entitled to an auto allowance of $950 per month, and reimbursement of up to $10,000 for legal fees incurred in connection with the negotiation of his employment agreement.  In the event that prior to the end of the term, Mr. Dyne’s employment is terminated by us “without cause” (as defined in the agreement), by Mr. Dyne for “good reason” (as defined in the agreement) or due to Mr. Dyne’s death or disability, then conditional upon his execution of a release of claims, Mr. Dyne or his estate will be entitled to receive, in addition to all accrued salary, (1) severance payments equal to 18 months of Mr. Dyne’s base salary,  (2) all options issued to Mr. Dyne shall remain outstanding for 18 months following termination, and (3) continued medical coverage for Mr. Dyne and his dependents for 18 months following termination.

Potential Severance Payments

Under the Executive Employment Agreements as described above, Messrs. Schnell and Dyne will be entitled to receive  severance benefits in the event that the executive’s employment is terminated due to executive’s death or disability, by us without “cause” or by the executive for “good reason.”  The following table sets forth severance payments and benefits that we would have been obligated to pay to Messrs. Schnell and Dyne assuming a triggering event had occurred under each of their respective employment agreements as of December 31, 2012 as follows:

Name	Cash Severance Payment ($)(1)	Non-Equity Incentive Plan Compensation ($)	Continuation of Health Benefits ($)	Total Severance Benefits ($)
Lonnie D. Schnell	627,522	172,146	38,477	838,145
Larry Dyne	584,426	160,669	19,342	764,437

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

Potential Change in Control Payments

Each RSU Award to Messrs. Schnell and Dyne will vest 100% upon a change in control of our Company, as defined in the RSU Award agreement. In addition, in accordance with their deferral elections, the entire vested portion of the RSU Award subject to a deferral will be immediately settled in common shares upon a change in control transaction. The following table sets forth the change in control benefits that we would have been obligated to pay to our named executive officers assuming a change of control had occurred as of December 31, 2012.

Name	Value of Acceleration of Vesting of Equity Awards ($)(1)
Lonnie D. Schnell	86,678
Larry Dyne	86,678

(1)	Based on the closing price of the Common Stock on December 31, 2012 of $0.05, as reported by the OTCQB.

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

The following table details the total compensation earned by our non-employee directors in 2012.

Name	Fees earned or paid in cash	Option awards (5)	Total
Mark Dyne (1)	$68,000	$3,590	$71,590
David Ellis (2)	64,000	3,590	67,590
Mark J. Hughes (2)	14,000	3,590	17,590
Morris Weiss (3)	36,167	3,590	39,757
Michael Francis Snyder (4)	19,000	-	19,000
Total	$201,167	$14,360	$215,527

(1)	As of December 31, 2012, Mr. Mark Dyne held options to purchase a total of 340,000 shares.

(2)	As of December 31, 2012, each of the Messrs. Ellis and Hughes held options to purchase a total of 200,000 shares.

(3)	As of December 31, 2012, Mr. Morris Weiss held options to purchase a total of 100,000 shares.

(4)	Mr. Snyder resigned from his position as board member on April 9, 2012.

(5)	The grant date fair value is generally the amount we would expense in our financial statements over the award’s service period, but does not include a reduction for forfeitures.

Our current policy, adopted as of January 1, 2011, is to pay non-employee directors $1,000 for their personal attendance at any meeting of the Board of Directors or of a committee of the Board of Directors, and $500 for attendance at any telephonic meeting of the Board of Directors or of a committee of the Board of Directors.  We will also pay non-employee directors an annual retainer of $10,000 for Board service and an additional monthly retainer of $2,000 for service on the Special Committee.  The Chairman of the Board will receive an annual retainer of $15,000 for Board service. Our Board of Directors does not have standing audit, compensation or nominating committees.  The Board of Directors handles all audit, compensation and nominating committee matters.  We also reimburse directors for their reasonable travel expenses incurred in attending board meetings or committee meetings.

In addition, our current policy is to annually grant to each non-employee director an option to purchase 100,000 shares of our common stock, which will vest in 12 equal monthly installments. On January 13, 2011, we issued 100,000 options to each of the Messrs. Mark Dyne, David Ellis, Mark J. Hughes and Michael Francis Snyder, which became exercisable in 12 equal monthly installments on the last day of each calendar month, and were fully vested one year from the date of grant. On June 29, 2012, we issued 100,000 options to each of the Messrs. Mark Dyne, David Ellis, Mark J. Hughes and Morris Weiss, which become exercisable in 12 equal monthly installments on the last day of each calendar month, and become fully vested one year from the date of grant.

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2012 regarding equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	6,372,100	$0.21	1,170,625
Equity compensation plans not approved by security holders	8,557,000	-	-

Equity compensation plans not approved by security holders consist of restricted stock units awarded to certain executives in 2010.  Upon entering into employment agreements on July 30, 2010, each of Lonnie Schnell and Larry Dyne were granted a restricted stock unit award for 5,778,500 shares of our common stock.  Each RSU Award vested 50% on the date that was 13 months following the grant date, and vests an additional 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to full acceleration of vesting upon a change in control of our Company, as defined in the RSU Award agreement. On August 30, 2010, Messrs. Schnell and Dyne elected to defer the settlement in common shares of 5,434,200, total units vested under the RSU Awards beyond the vesting dates.  On August 30, 2011, based on the deferral schedules. 600,000 common shares were issued in settlement of a portion of the vested units under the RSU Awards.  On January 30, 2012, based on the deferral schedules, an additional 900,000 common shares were issued in settlement of a portion of the vested units under the RSU Awards. Subsequent to December 31, 2012, based on the deferral schedules, an additional 1,500,000 common shares were issued in settlement of a portion of the vested units under the RSU Awards.

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

Security Ownership of Certain Beneficial Owners and Management

The following table presents information regarding the beneficial ownership of our common stock as of March 27, 2013:

•	each person who is known to us to be the beneficial owner of more than 5% of our outstanding common Stock;
•	each of our current directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares.  Each share of our Series B Preferred Stock is convertible into one hundred shares of our Common Stock at the discretion of the holder.  Accordingly, a holder of one share of our Series B Preferred Stock is deemed to be the beneficial owner of one hundred shares of our Common Stock for purposes of the table below.  Shares of Common Stock underlying warrants or options currently exercisable or exercisable within sixty (60) days of the date of this information are deemed outstanding for purposes of computing the percentage ownership of the person holding such warrants or options but are not deemed outstanding for computing the percentage ownership of any other person. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at March 27, 2013.  Unless otherwise indicated, the persons named in this table have sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

As of March 27, 2013, we had 24,900,808 shares of Common Stock and 407,160 shares of Series B Preferred Stock issued and outstanding.  The address of each person listed is in our care, at 21900 Burbank Boulevard, Suite 270, Woodland Hills, California 91367, unless otherwise set forth below such person’s name.

	Common Stock		Series B Preferred Stock
Name of Beneficial Owner	Shares	%	Shares	%	% of Total Voting Power

Executive Officers and Directors:
Lonnie D. Schnell (1)	3,975,000	15.0	--	--	5.9
Larry Dyne (2)	3,589,600	13.7	--	--	5.4
Mark Dyne (3)	1,134,001	4.5	--	--	1.7
James E. Reeder (4)	329,167	1.3	--	--	*
Mark J. Hughes (5)	183,334	*	--	--	*
David Ellis (5)	183,334	*	--		*
Morris Weiss (5)	83,334	*	--	--	*

Executive Officers and Directors as a Group (7 persons) (6)	9,477,770	33.0	--	--	13.7

5% Stockholders:
CVC California, LLC (7) 525 Okeechobee Blvd., Suite 1050 West Palm Beach, Florida 33401	1,750,000	7.0	407,160	100	64.7

*	Less than 1%.
(1)	Consists of (i) 2,375,000 shares of Common Stock and (ii) 1,600,000 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable.
(2)	Consists of (i) 2,379,600 shares of Common Stock and (ii) 1,210,000 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable.
(3)
Consists of (i) 835,667 shares of Common Stock and (ii) 298,334 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

(4)
Consists of (i) 75,000 shares of Common Stock and (ii) 254,167 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

(5)	Consists entirely of shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.
(6)
Consists of (i) 5,665,267 shares of Common Stock and (ii) 3,812,503 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

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

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

We have adopted a policy that requires Board of Directors approval of transactions with related persons as defined by SEC regulations, including any sales or purchase transaction, asset exchange transaction, operating agreement, or advance or receivable transaction that could put our assets or operating performance at risk.  All of our directors and executive officers are required at all times, but not less than annually, to disclose all relationships they have with companies or individuals that have conducted business with, or had an interest in, us.  Our executive officers monitor our operations giving consideration to the disclosed relationships and refer potential transactions to the Board of Directors for approval.  The Board of Directors considers a related party transaction for its potential economic benefit to us, to ensure the transaction is “arms length” and in accordance with our policies and that it is properly disclosed in our reports to stockholders.

Reportable Related Party Transactions

Other than the employment arrangements described elsewhere in this report and the transactions described below, since January 1, 2012, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds $120,000; and

•
in which any director, executive officer, stockholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

At December 31, 2011, notes payable to related parties included a note and associated interest due to Lonnie D. Schnell, our Chief Executive Officer and Chief Financial Officer, in the amount of $41,159. The note was issued on August 6, 2009 in partial satisfaction of 2008 annual incentive amounts to which Mr. Schnell was entitled. The note payable and accrued interest was paid in full in January 2012.

At December 31, 2011, notes payable to related parties included a demand note issued in 1995 to Monto Holdings, Pty, Ltd., a company previously affiliated at the time of the note issuance with Mark Dyne, Chairman of the Company’s Board of Directors and a stockholder, in the amount of $198,783 including accrued interest. In March 2012 the note was paid in full.

Director Independence

Because our common stock is quoted on the OTCQB, we are not subject to the listing requirements of any securities exchange or Nasdaq regarding the independence of our directors.  However, we have determined that, as of December 31, 2012, each of Mssrs. Ellis and Weiss is “independent” as that term is defined in Section 5605 of the NASDAQ Marketplace Rules applicable to companies listed on The NASDAQ Stock Market. The other members of our Board of Directors are not “independent” under such rules.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Services Provided by the Independent Auditors

Our Board of Directors performed the functions of the audit committee and is responsible for the appointment, compensation, retention and oversight of the work of the independent auditors.

SingerLewak LLP served as our independent registered public accounting firm for each of the fiscal years ended December 31, 2012, 2011 and 2010.

Audit Fees - The aggregate fees billed by our independent registered public accounting firm for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q or services that are normally provided in connection with statutory and regulatory filings were $315,000 for fiscal year 2012, $326,000 for fiscal year 2011 and $310,000 for fiscal year 2010.

Audit-Related Fees - No fees were billed by our independent registered public accounting firm for professional services rendered for assurance and related services reasonably related to the performance of the audit or review of our financial statements (other than those reported above) for fiscal years 2012, 2011 and 2010.

Tax Fees - The aggregate fees billed by our independent registered public accounting firm for professional services rendered for tax compliance, tax advice and tax planning were $0 for fiscal year 2012, $31,000 for fiscal year 2011 and $59,000 for fiscal year 2010.

All Other Fees – The aggregate fees billed by our independent public registered accounting firm for services rendered to us other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” were $4,000 for fiscal year 2012, $0 for fiscal year 2011 and $24,000 for fiscal year 2010 which was primarily related governmental regulations not related to our annual or quarterly financial statements.

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

(3)  Exhibits

See Exhibit Index attached to this Annual Report on Form 10-K, which is incorporated herein by reference.

Schedule II – Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Year	Additions (Adjustments)	Deductions	Balance at End of Year
2012
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	$53,000	$(26,000)	$26,000	$1,000
Reserve for inventory valuation deducted from inventories on the balance sheet	485,000	48,000	272,000	261,000
Valuation reserve deducted from Deferred tax assets	9,194,000	1,245,000	-	10,439,000
	$9,732,000	$1,267,000	$298,000	$10,701,000
2011
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	$133,000	$32,000	$112,000	$53,000
Reserve for inventory valuation deducted from inventories on the balance sheet	884,000	(36,000)	363,000	485,000
Valuation reserve deducted from Deferred tax assets	9,397,000	541,000	744,000	9,194,000
	$10,414,000	$537,000	$1,219,000	$9,732,000
2010
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	$232,000	$(76,000)	$23,000	$133,000
Allowance for doubtful accounts deducted from related party in the balance sheet	674,000	(275,000)	399,000	-
Reserve for inventory valuation deducted from inventories on the balance sheet	1,185,000	106,000	407,000	884,000
Valuation reserve deducted from Deferred tax assets	24,145,000	1,088,000	15,836,000	9,397,000
	$26,236,000	$843,000	$16,665,000	$10,414,000

(1)
Additions to the allowance for doubtful accounts include provisions for uncollectible accounts.  Bad debt expense includes (and additions above exclude) net direct write-offs of approximately $2,000, $4,000 and $18,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  Additions to the inventory valuation reserve include current year provisions.  Additionally, in 2012, 2011 and 2010 there were direct write-offs of $168,000, $243,000 and $364,000, respectively.

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

Date: March 27, 2013

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

Signature	Title	Date
/s/ Lonnie D. Schnell	Chief Executive Officer and Chief Financial	March 27, 2013
Lonnie D. Schnell	Officer, Director (Principal Executive and Financial Officer)
/s/ James E. Reeder	Vice President, Corporate Controller (Principal Accounting Officer)	March 27, 2013
James E. Reeder
/s/ Mark Dyne	Chairman of the Board of Directors	March 27, 2013
Mark Dyne
/s/ David Ellis	Director	March 27, 2013
David Ellis
/s/ Mark J. Hughes	Director	March 27, 2013
Mark J. Hughes
/s/ Morris Weiss	Director	March 27, 2013
Morris Weiss

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

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

4.3	Form of Rights Certificate. Incorporated by reference to Exhibit B to the Rights Agreement filed as Exhibit 4.1 to Current Report on Form 8-K filed as of November 4, 1998.

10.1	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1to Form SB-2 filed on October 21, 1997, and the amendments thereto.

Exhibit Number	Exhibit Description

10.2+	Amended and Restated 1997 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 13, 2006.

10.3+	Form of Non-statutory Stock Option Agreement. Incorporated by reference to Exhibit 10.30 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.4	Form of Investor Rights Agreements dated December 28, 2001. Incorporated by reference to Exhibit 99.4 to Form 8-K filed on January 23, 2002.

10.5+	2007 Stock Plan. Incorporated by reference to Exhibit 10.20 to the Form 10-K filed on April 25, 2008.

10.6
Registration Rights Agreement, dated June 27, 2007, by Talon International, Inc., for the benefit of holders. Incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-3 filed on August 10, 2007.

10.7+	Amended and Restated Talon International, Inc. 2008 Stock Incentive Plan. Incorporated by reference to Exhibit 10.20 to Form 10-K filed on March 28, 2011.

10.8	Stockholders Agreement, dated July 30, 2010, among Registration, CVC California, LLC, Lonnie D. Schnell and Larry Dyne. Incorporated by reference to Exhibit 10.5 to Form 8-K filed on August 5, 2010.

10.9+	Executive Employment Agreement, dated July 30, 2010, between Registrant and Lonnie D. Schnell. Incorporated by reference to Exhibit 10.25 to Form 10-Q filed on August 8, 2011.

10.9.1+
Amendment No. 1 to Executive Employment Agreement, dated as of June 15, 2012, between Registrant and Lonnie D. Schnell. Incorporated by reference to Exhibit 10.16.1 to Form 10-Q filed on August 13 2012.

10.10+	Executive Employment Agreement, dated July 30, 2010, between Registrant and Larry Dyne. Incorporated by reference to Exhibit 10.26 to Form 10-Q filed on August 8, 2011.

10.10.1+	Amendment No. 1 to Executive Employment Agreement, dated as of June 15, 2012, between Registrant and Larry Dyne. Incorporated by reference to Exhibit 10.17.1 to Form 10-Q filed on August 13 2012.

10.11+	Restricted Stock Unit Agreement, dated July 30, 2010, between Registrant and Lonnie D. Schnell. Incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 5, 2010.

10.12+	Restricted Stock Unit Agreement, dated July 30, 2010, between Registrant and Larry Dyne. Incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 5, 2010.

14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 30, 2004.

Exhibit Number	Exhibit Description

21.1	Subsidiaries.

23.1	Consent of SingerLewak LLP.

24.1	Power of Attorney (included on signature page).

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

+	Indicates a management contract or compensatory plan.
*
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purpose of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.