Form 10-Q
period 2013-03-31
TALON INTERNATIONAL, INC.
filed 2013-05-14
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013.

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

At May 13, 2013, the issuer had 24,900,808 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

INDEX TO FORM 10-Q

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,566,124	$8,927,333
Accounts receivable, net	4,063,935	3,635,136
Inventories, net	1,034,339	730,503
Prepaid expenses and other current assets	662,922	456,460
Total current assets	13,327,320	13,749,432

Property and equipment, net	709,944	763,770
Intangible assets, net	4,276,923	4,279,943
Other assets	216,273	182,671
Total assets	$18,530,460	$18,975,816

Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,748,737	$7,866,662
Accrued expenses	1,394,276	2,023,535
Current portion of capital lease obligations	2,446	3,247
Total current liabilities	9,145,459	9,893,444

Deferred income taxes	981,649	945,543
Other liabilities	48,312	186,051
Total liabilities	10,175,420	11,025,038

Commitments and contingencies (Note 10)

Series B Convertible Preferred Stock, $0.001 par value; 407,160 shares authorized, issued and outstanding	24,878,437	23,979,216
Stockholders’ Equity (Deficit):
Series A Preferred Stock, $0.001 par value; 250,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized; 24,900,808 and 23,400,808 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	24,901	23,401
Additional paid-in capital	58,582,431	58,458,731
Accumulated deficit	(75,196,920)	(74,578,052)
Accumulated other comprehensive income	66,191	67,482
Total stockholders’ equity (deficit)	(16,523,397)	(16,028,438)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$18,530,460	$18,975,816

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net sales	$10,139,750	$8,745,950
Cost of goods sold	6,963,672	5,975,194
Gross profit	3,176,078	2,770,756

Sales and marketing expenses	1,263,992	1,096,923
General and administrative expenses	1,703,209	2,147,659
Total operating expenses	2,967,201	3,244,582

Income (loss) from operations	208,877	(473,826)

Interest expense, net	772	22,037
Income (loss) before provision for income taxes	208,105	(495,863)
Benefit from income taxes, net	(72,248)	(290,233)
Net income (loss)	$280,353	$(205,630)

Series B Preferred Stock Liquidation Preference Increase	(899,221)	(775,190)
Loss applicable to Common Shareholders	$(618,868)	$(980,820)

Per share amounts:
Net income (loss) per share	$0.01	$(0.01)
Available to Preferred Shareholders	(0.04)	(0.04)
Basic and diluted net loss per share applicable to Common Shareholders	$(0.03)	$(0.05)

Weighted average number of common shares outstanding – Basic and diluted	24,412,044	21,604,105

Net income (loss)	$280,353	$(205,630)
Other comprehensive loss -
Foreign currency translation	(1,291)	(15,634)
Total comprehensive income (loss)	$279,062	$(221,264)

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$280,353	$(205,630)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	124,074	135,960
(Gain) from disposal of equipment	(1,832)	(27,481)
Amortization of deferred financing cost	-	7,500
Stock based compensation	125,200	134,470
Deferred income taxes, net	36,106	(50,464)
Bad debt expense (recovery), net	111	(658)
Inventory valuation provisions, net	5,994	(13,780)
Changes in operating assets and liabilities:
Accounts receivable	(425,927)	342,972
Inventories	(309,805)	98,067
Prepaid expenses and other current assets	(205,203)	(292,905)
Other assets.	(33,395)	14,093
Accounts payable and accrued expenses	(756,646)	(817,889)
Other liabilities	(137,739)	(195,417)
Net cash (used in) operating activities	(1,298,709)	(871,162)

Cash flows from investing activities:
Acquisitions of intangibles	-	(142,974)
Proceeds from sale of equipment	1,832	-
Acquisitions of property and equipment	(66,776)	(87,588)
Net cash used in investing activities	(64,944)	(230,562)

Cash flows from financing activities:
Payment of notes payable to related parties	-	(240,957)
Payment of other notes payable	-	(66,675)
Payment of capital leases	(801)	(1,420)
Net cash (used in) financing activities	(801)	(309,052)

Net effect of foreign currency exchange translation on cash	3,245	(36,430)
Net decrease in cash and cash equivalents	(1,361,209)	(1,447,206)
Cash and cash equivalents at beginning of period	8,927,333	5,749,341
Cash and cash equivalents at end of period	$7,566,124	$4,302,135

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Supplemental disclosures of cash flow information:
	Three Months Ended March 31,
	2013	2012
Cash received (paid) during the period for:
Interest paid	$(1,221)	$(187,393)
Interest received	$449	$384
Income tax paid, net (principally foreign)	$(40,799)	$(162,183)
Non-cash financing activities:
Series B preferred stock liquidation preference increase	$899,221	$775,190
RSU’s settlement in common stock	$1,500	$900
Interest accrued on notes payable	$-	$1,540
Effect of foreign currency translation on net assets	$(1,291)	$(15,634)
Non-cash investing activities:
Equipment exchanged for manufacturing services	$-	$27,481

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.       Presentation of Interim Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying unaudited consolidated financial statements reflect all adjustments that, in the opinion of the management of Talon International, Inc. and its consolidated subsidiaries (collectively, the “Company”), are considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Form 10-K for the year ended December 31, 2012.  The balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date but omits certain information and footnotes required for complete financial statements.

Note 2.       Summary of Significant Accounting Policies

A complete description of the Company’s Significant Accounting Policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and should be read in conjunction with these unaudited consolidated financial statements.  The Significant Accounting Policies noted below are only those policies that have changed materially or have supplemental information included for the periods presented here.

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectability of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts and that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified.  Bad debt expense (recovery), net on accounts receivable for the three months ended March 31, 2013 and 2012 was $111 and $(658), respectively.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities. The book value of the financial instruments is representative of their fair values.  In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At March 31, 2013 and December 31, 2012, cash equivalents consisted of money market funds measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $717,000 and $2,230,000, respectively.

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

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other - Testing Indefinite-lived Intangible Assets for Impairment.”  The updated guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not that an impairment exists, then the company is required to estimate the fair value of the indefinite-lived intangible assets and perform a quantitative impairment test in accordance with ASU 350-30. The updated guidance was effective for annual and interim indefinite lived intangibles asset impairment tests performed for fiscal years, and interim periods within those years, beginning after September 15, 2012.  Early adoption was permitted as of a date before July 27, 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. We completed the required assessment at March 31, 2013 and December 31, 2012, and noted no impairment. Consequently, no impairment charges were recorded

On April 2, 2002, the Company entered into an Exclusive License and Intellectual Property Rights Agreement (the “License Agreement”) with Pro-Fit Holdings Limited (“Pro-Fit”).  The License Agreement granted the Company the exclusive rights to sell or sublicense waistbands manufactured under patented technology developed by Pro-Fit for garments manufactured anywhere in the world for sale in the United States market and to all United States brands.  The License Agreement had an indefinite term that extended for the duration of the trade secrets and patented technology licensed under the License Agreement.  The Company recorded an intangible asset of $612,500, which has been fully amortized.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the quarter ended March 31, 2012 the Company completed the acquisition from Pro-Fit and related parties of all U.S. patents, applications, trademarks, rights and technology associated with the stretch waistband technology that was formerly exclusively licensed under the License Agreement, and the License Agreement was terminated.  During the quarter ended March 31, 2012 the Company also acquired other intellectual property related to accessory components used with a variety of apparel products.  The total purchase price and related fees for all intangibles acquired in 2012 totaled $178,722, and is amortized based on the estimated useful lives between 10 and 17 years.  Amortization expense for intangible assets was $3,020 for the three months ended March 31, 2013.

Intangible assets as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012

Tradename	$4,110,751	$4,110,751

Intellectual property rights and exclusive license	178,722	178,722
Accumulated amortization	(12,550)	(9,530)
Intellectual property rights, net	166,172	169,192
Intangible assets, net	$4,276,923	$4,279,943

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Interest Expense, net – Interest expense reflects the cost of borrowing.  Interest expense for the three months ended March 31, 2013 and 2012 totaled $1,221 and $22,421 respectively.  Interest income consists of earnings from cash held in interest bearing accounts.  For the three months ended March 31, 2013 and 2012 the Company recorded interest income of $449 and $384, respectively.

Foreign Currency Translation

The Company has operations and holds assets in various foreign countries.  The local currency is the functional currency for the Company’s subsidiaries in China and India.  Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period.  Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized.  Included in accumulated other comprehensive income were a cumulative foreign currency translation gain of $66,191 and $67,482 at March 31, 2013 and December 31, 2012, respectively.

Comprehensive Income (loss)

Comprehensive income (loss) consists of net income (loss) and unrealized income (losses) on foreign currency translation adjustments. The foreign currency translation adjustment represents the net currency translation gains and losses related to our China and India subsidiaries, which have not been reflected in the net income for the periods presented.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.  Net Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Net income (loss)	Shares	Per Share Amount
Three Months ended March 31, 2013:
Basic net income (loss) per share:
Net income	$280,353	24,412,044		$0.01
Series B Preferred Stock Liquidation Preference Increase	(899,221)	-		(0.04)
Income (loss) applicable to Common Shareholders	(618,868)	24,412,044		(0.03)

Effect of Dilutive Securities -
Options, Preferred Stock and RSUs	-	-		-
Diluted net income (loss) applicable to Common Shareholders	$(618,868)	24,412,044	$	$(0.03)

Three Months ended March 31, 2012:
Basic net income (loss) per share:
Net income (loss)	$(205,630)	21,604,105		$(0.01)
Series B Preferred Stock Liquidation Preference Increase	(775,190)	-		(0.04)
Income (loss) applicable to Common Shareholders	(980,820)	21,604,105		(0.05)

Effect of Dilutive Securities -
Options, Preferred Stock and RSUs	-	-		-
Diluted net income (loss) applicable to Common Shareholders	$(980,820)	21,604,105		$(0.05)

For the three months ended March 31, 2013, options to purchase 6,372,100 shares of common stock exercisable between $0.04 and $5.23 per share, RSU’s to settle for 7,057,000 common shares and Series B Preferred Stock to be converted into 40,716,000 shares of common stock were outstanding, but were not included in the computation of diluted net income (loss) per share applicable to common shareholders because they would have an antidilutive effect on the net income (loss) per share.

For the three months ended March 31, 2012, options to purchase 5,942,100 shares of common stock exercisable between $0.06 and $5.23 per share, RSU’s to settle for 10,057,000 common shares and Series B Preferred Stock to be converted into 40,716,000 shares of common stock were outstanding, but were not included in the computation of diluted net income (loss) per share because they would have an antidilutive effect on the net income (loss) per share.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.       Accounts Receivable

Accounts receivable are included on the consolidated balance sheets net of the allowance for doubtful accounts. The allowance for doubtful accounts at March 31, 2013 and December 31, 2012 was $2,510 and $1,093, respectively.

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

Inventories consist of the following:

	March 31, 2013	December 31, 2012

Finished goods	$1,300,824	$991,635
Less reserves	(266,485)	(261,132)
Total inventories	$1,034,339	$730,503

Note 6.       Debt Facility

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

The interest expense for the three months ended March 31, 2012 was $20,000 composed of $7,500 amortization of deferred financing costs and $12,500 commitment fee expense.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
The Series B Preferred Stock Liquidation Preference will increase at the rate of 16% per annum, compounded annually, in the form of a dividend accrual on the Liquidation Preference. The dividend however is only payable in connection with the payment of the Liquidation Preference upon the liquidation, dissolution or winding up of the Company, and in each case in exchange for the surrender of the Series B Preferred Stock. No portion of the Liquidation Preference or the associated accrued dividends are convertible into common stock, nor will any portion of the Liquidation Preference or the accrued dividends be payable on shares of Series B Preferred Stock in the event of or following the conversion of such shares into common stock.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes Series B Preferred Stock activity:

Series B Preferred Stock as of December 31, 2012	$23,979,216
Series B Preferred Stock liquidation preference increase for the three months ended March 31, 2013	899,221
Series B Preferred Stock as of March 31, 2013	$24,878,437

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

Stock Options

The Company’s 2008 Stock Incentive Plan, as amended in November 2010, which was approved by the Company’s stockholders, authorizes up to 4,810,000 shares of common stock that may be issued pursuant to awards granted under the Plan.

The Company’s 2007 Stock Plan was approved by the Company’s stockholders in 2007, and replaced the 1997 Stock Plan. The 2007 Stock Plan authorizes up to 2,600,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan.

On October 1, 1997, the Company adopted the 1997 Stock Incentive Plan, which authorized the granting of a variety of stock-based incentive awards.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

No options granted for the three months ended March 31, 2013 and 2012.

As of March 31, 2013, the Company had $68,325 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the weighted average period of 1.9 years.  As of March 31, 2012, unamortized stock-based compensation expense related to options issued to employees and directors was $102,341, which was to be recognized over the weighted average period of approximately 2.5 years.

The following table summarizes the activity in the Company’s share based plans during the three months ended March 31, 2013.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - January 1, 2013	6,372,100	$0.21
Granted	-	$-
Cancelled	-	$-
Options outstanding - March 31, 2013	6,372,100	$0.21

Restricted Stock Units (RSU’s)

On July 30, 2010, the Company awarded each of Lonnie Schnell and Larry Dyne a restricted stock unit award (an “RSU Award”) for 5,778,500 shares of the Company’s common stock.  Each RSU Award vested 50% on August 30, 2011, and vests 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to partial acceleration of vesting as part of the executives’ severance benefits and full acceleration of vesting upon a change in control of the Company.  As of July 30, 2010, the RSU’s were valued at $2,263,384 which was reduced by the fair value of the options surrendered by the employees in connection with these grants.

On August 30, 2010, Messrs. Schnell and Dyne elected to defer the settlement in common shares of 5,434,200 RSU’s beyond the vesting dates.  On August 30, 2011, based on the deferral schedules, 600,000 common shares were issued upon settlement of a portion of vested units under the RSU Awards.  At the time of the issuance the intrinsic value of these shares was $0.10 per share. On January 30, 2012, based on the deferral schedules, 900,000 common shares were issued upon settlement of a portion of vested units under the RSU Awards.  At the time of the issuance the intrinsic value of these shares was $0.05 per share. On July 30, 2012 1,500,000 common shares were issued upon settlement of a portion of vested units under the RSU Awards.  At the time of the issuance the intrinsic value of these shares was $0.04 per share. On January 30, 2013 1,500,000 common shares were issued upon settlement of a portion of vested units under the RSU Awards.  At the time of the issuance the intrinsic value of these shares was $0.04 per share.

As of March 31, 2013, the Company had $377,753 of unamortized stock-based compensation expense related to RSU’s, which will be recognized over the remaining weighted average period of 0.8 years.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes RSU’s activity:

	Number of RSU’s			Weighted Average Grant date value
	Unvested	Vested	Total	per RSU
RSU’s outstanding – December 31, 2012	3,467,100	5,089,900	8,557,000	$0.196
Common stock vested	(1,155,700)	1,155,700	-	$0.196
Common stock issued	-	(1,500,000)	(1,500,000)	$0.196
RSU’s outstanding – March 31, 2013	2,311,400	4,745,600	7,057,000	$0.196

Note 9.       Income taxes

Benefit from income taxes for the three months ended March 31, 2013 and 2012 was $(72,248) and $(290,233), respectively.    The benefit from income taxes, for the three months ended March 31, 2013 included the benefit of the elimination of a tax liability of $135,177 recorded in 2007 in connection with a tax position that could have been subject to reversal upon a regulatory review.  At March 31, 2013 the time limit for regulatory assessment of the tax position expired and the liability was removed.  The benefit from income taxes for the three months ended March 31, 2012 included the elimination of a tax liability of $196,423 also recorded in 2007, for which the time limit for regulatory review had expired.

U.S. deferred income tax benefits and a portion of foreign income tax benefits, were fully reserved and not recorded in the net deferred tax assets primarily because there is not sufficient evidence to determine that the Company will be able to utilize its net operating loss carryforwards to offset future taxable income.

Other tax liabilities were principally associated with foreign withholdings and funds transfers, and income tax payable from our Hong Kong operation. Other tax liabilities as of March 31, 2013 and December 31, 2012, respectively amounted to $96,103 and $111,235, and were included in Accrued Expenses.

Current income taxes receivable were associated with foreign and domestic prepayments and totaled $180,095 and $178,043, respectively, as of March 31, 2013 and December 31, 2012.

Long term deferred income tax liabilities totaled $981,649 and $945,543 as of March 31, 2013 and December 31, 2012, respectively.  The deferred income tax liability is primarily a tax basis difference related to the Company’s indefinite lived intangible asset and the balance of a tax liability recorded in 2007 for tax positions subject to regulatory review including accrued penalties and interest.

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

In November 2002, the FASB issued Topics of the FASB ASC 460-10, “Guarantees” (“ASC 460-10”) and FASB ASC 850-10, “Related Party Disclosures” (”ASC 850-10”). The following is a summary of the Company’s agreements that it has determined are within the scope of ASC 460-10 and ASC 850-10:

•
In accordance with the bylaws of the Company, and indemnification agreements entered into with the members of the board of directors and executive officers, the Company’s officers and directors are indemnified for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the lifetime of the officer or director. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions of its bylaws and indemnification agreements is unlimited. However, the Company has a director and officer liability insurance policy that reduces its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of the indemnification provisions of its bylaws and indemnification agreements is minimal and therefore, the Company has not recorded any related liabilities.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months ended March 31, 2013
	Talon	Trim	Tekfit	Consolidated
Net sales	$5,800,526	$4,329,944	$9,280	$10,139,750
Cost of goods sold	4,131,434	2,830,150	2,088	6,963,672
Gross profit	$1,669,092	$1,499,794	$7,192	3,176,078
Operating expenses				2,967,201
Income from operations				$208,877

	Three Months ended March 31, 2012
	Talon	Trim	Tekfit	Consolidated
Net sales	$4,456,315	$4,288,684	$951	$8,745,950
Cost of goods sold	3,203,826	2,771,012	356	5,975,194
Gross profit	$1,252,489	$1,517,672	$595	2,770,756
Operating expenses				3,244,582
Loss from operations				$(473,826)

The Company distributes its products internationally and has reporting requirements based on geographic regions.  Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment and intangible) is attributed to countries based on the location of the assets, as follows:

Sales:	Three Months Ended March 31,
Country / Region	2013	2012
United States	$1,082,087	$901,269
Hong Kong	3,000,051	3,551,624
China	2,508,776	1,574,507
Bangladesh	637,300	444,194
Other	2,911,536	2,274,356
Total	$10,139,750	$8,745,950

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2013	December 31, 2012
Long-lived Assets:
United States	$4,551,676	$4,551,101
Hong Kong	341,674	419,268
China	93,517	73,344
Total	$4,986,867	$5,043,713

Note 12.    Subsequent Events

The Company evaluated subsequent events after the balance sheet date of March 31, 2013 through the date of the filing of this report.

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

Our Tekfit business provides manufacturers with patented technology, manufacturing know-how, equipment and materials required to produce a stretchable waistband. Sales of this product in the last few years have been limited by a licensing dispute.  However, we entered into a Settlement Agreement and Release in March 2012 that included an unconditional release from all lawsuits, claims, and liabilities and resulted in our obtaining full ownership to all U.S. patents technology rights and intellectual property.. Accordingly, following settlement of the dispute we began to actively expand our marketing and selling efforts of this unique product and brand within the industry.

Recent Developments

        On April 16, 2013 our Board of Directors received an unsolicited proposal from Comvest Capital LLC to acquire all outstanding common stock of Talon at a price of $0.03 per share in cash.  Our Board of Directors reviewed and carefully considered the unsolicited proposal with the assistance of its professional advisors, and concluded that the proposal of $0.03 per share of common stock is inadequate and not in the best interests of Talon and its common stockholders.  Our Board of Directors has authorized the exploration of strategic alternatives that are in the best interests of its stockholders.  The Board intends to consider the full range of available options.  There can be no assurance that the exploration of strategic alternatives will result in any transaction, and we do not intend to disclose developments regarding the exploration of strategic alternatives unless and until a transaction has been approved.

Seasonality

We typically experience seasonal fluctuations in sales volume consistent with the purchase demands of the apparel industry.  In most years, these seasonal fluctuations result in lower sales volumes for our business in the first and fourth quarters of each year due to the seasonal buying patterns by the majority of our customers.  The apparel retailers typically experience higher sales volumes during the second and third quarters associated with back-to-school sales efforts and in the fourth quarter in connection with year-end holiday purchases. Sales of our products typically precede the retail sales patterns by 90 to 150 days.  Backlogs of sales orders are not considered material in the industries in which we compete with, which reduces the predictability of our sales and reinforces the volatility of these cyclical buying patterns on our sales volume.

Results of Operations

The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Net sales	100.0%	100.0%
Cost of goods sold	68.7	68.3
Gross profit	31.3	31.7
Sales and marketing expenses	12.5	12.5
General and administrative expenses	16.7	24.6
Interest expense, net	0.0	0.3
Benefit from income taxes, net	(0.7)	(3.3)
Net income (loss)	2.8%	(2.4)%

Sales

For the three months ended March 31, 2013 and 2012, sales by geographic region based on the location of the customer as a percentage of sales were as follows:

	Three Months Ended March 31,
Region	2013	2012
United States	10.7%	10.3%
Hong Kong	29.6	40.6
China	24.7	18.0
Bangladesh	6.3	5.1
Other	28.7	26.0
	100.0%	100.0%

Sales for the three months ended March 31, 2013 were $10,140,000, an increase of $1,394,000 or 15.9% compared to the same period in 2012. The increase reflected sales to new specialty apparel customers and new programs within key customer accounts, partially offset by a decline in the sales of generic zippers to price sensitive mass merchandise and licensing customers.

Gross Profit

Gross profit for the three months ended March 31, 2013 was $3,176,000 and 31.3% of sales reflecting an increase of $405,000 as compared to the same period in 2012. The increase in gross profit for the three months ended March 31, 2013 as compared to the same period in 2012 was principally attributable to greater overall sales volumes, partially offset by higher manufacturing support, freight and duty costs.

A recap of the change in gross profit for the three months ended March 31, 2013 as compared with the same period in 2012 is as follows:

	Three Months Ended March 31, 2013 compared to same period in 2012
	$(1)	%(1)
Gross profit changes as a result of:
Higher sales volumes	570,000	20.5
Improved mix of products	8,000	0.3
Higher freight and duty costs	(39,000)	(1.4)
Higher manufacturing overhead costs	(134,000)	(4.8)
Gross profit change	405,000	14.6

(1)	Represents the amount or percentage, as applicable, change in each item in the three months ended March 31, 2013 period, as compared to the same period in 2012.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2013 totaled $1,264,000, an increase of $167,000 as compared to same period in 2012.  Sales expenses increased mainly due to our continued investment in strengthening our internal sales force in the U.S., Europe and Asia during 2012, and increased sales commissions associated with the higher volumes.  The increased sales and marketing efforts are designed to expand our presence in select product markets within the U.S., Europe and Asia where we see significant growth potential.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2013 totaled $1,703,000, or 16.8% of sales, which was a reduction of $444,000 as compared to the same period in 2012.  The reduction resulted mainly from receipt of a settlement of $350,000 associated with a previous legal dispute regarding intellectual property rights, lower non-operational professional fees of $94,000, lower legal fees of $88,000 associated with our efforts to protect trademark filings, and other cost reductions of $24,000, offset by higher net compensation costs of $112,000.

Interest expense and interest income

Interest expense for the three months ended March 31, 2013 and 2012 was $1,000 and $22,000 respectively. Interest income for the three months ended March 31, 2013 and 2012 was less than $1,000.

A brief summary of interest expense and interest income is presented below:

	Three Months Ended March 31,
	2013	2012
Amortization of deferred financing costs	$-	$8,000
Other interest expense	1,000	14,000
Interest expense	1,000	22,000
Interest income	-	-
Interest expense, net	$1,000	$22,000

Income taxes

Benefit from income taxes, for the three months ended March 31, 2013 and 2012 was $(72,248) and $(290,233), respectively. The benefit from income taxes, for the three months ended March 31, 2013 included the elimination of a tax liability of $135,177, recorded in 2007, for a tax position that could have been subject to reversal upon a regulatory review.  At March 31, 2013 the time limit for regulatory assessment of the tax position expired and the liability was removed.  The benefit from income taxes for the three months ended March 31, 2012 included the elimination of a tax liability of $196,423 recorded in 2007 for a tax position that could have been subject to reversal upon a regulatory review.  At March 31, 2012 the time limit for regulatory assessment of the tax liability had expired and the liability was removed.

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

Liquidity and Capital Resources

The following table summarizes selected financial data at:

	March 31, 2013	December 31, 2012

Cash and cash equivalents	$7,566,000	$8,927,000
Total assets	$18,530,000	$18,976,000
Current liabilities	$9,145,000	$9,893,000
Long term liabilities	$1,030,000	$1,132,000
Preferred stock	$24,878,000	$23,979,000
Stockholders’ equity (deficit)	$(16,523,000)	$(16,028,000)
Total equity and preferred stock	$8,355,000	$7,951,000

We believe that our existing cash and cash equivalents and our anticipated cash flows from our operating activities will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months.

Cash and cash equivalents

Cash and cash equivalents declined by $1,361,000 at March 31, 2013 as compared to December 31, 2012, principally due to cash used in operating activities of $1,299,000, and the acquisition of property and equipment of $67,000.

Cash provided by operating activities is our primary recurring source of funds, and reflects the net income from operations excluding non-cash charges, and changes in operating capital. The three months ended March 31, 2013 and 2012 reflected net cash used in operating activities of $1,299,000 and $871,000, respectively.

The net cash used in operating activities during the three months ended March 31, 2013 and 2012 resulted principally from:

	Three Months Ended March 31,
	2013	2012
Net income (loss) before non-cash expenses	$570,000	$(20,000)
Reduced (increased) inventory	(310,000)	98,000
Reduced (increased) accounts receivable	(426,000)	343,000
Reductions in accounts payable and accrued expenses	(757,000)	(818,000)
Other reductions in operating capital	(376,000)	(474,000)
Cash used in operating activities	$(1,299,000)	$(871,000)

Net cash (used in) investing activities for the three months ended March 31, 2013 and 2012 was  $(65,000) and $(231,000), respectively, due to acquisition of intangibles in 2012 of $143,000 and  acquisition of property and equipment of $67,000 and $88,000, respectively, offset by proceeds from sale of equipment in amount of $2,000 for the three months ended March 31, 2013.

Net cash (used in) financing activities for the three months ended March 31, 2013 and 2012 was $(1,000) and $(309,000), respectively, reflecting payment of notes payable to related parties and other notes payable in the amount of $241,000 and $67,000, respectively during 2012, and repayment of borrowings under capital leases during 2013 and 2012 of  $1,000.

We have financed equipment purchases through capital lease obligations. Our equipment financing obligation as of March 31, 2013 was approximately $3,000 and bore interest at rate of 15.4% per annum. Under these obligations, we are required to make monthly payments of principal and interest through November 2013.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at March 31, 2013:

	Payments Due by Period ($)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Capital lease obligations	$3,000	$3,000	$-	$-	$-
Operating leases	1,065,000	524,000	540,000	1,000
Total Obligations	$1,068,000	$527,000	$540,000	$1,000	$-

At March 31, 2013 and December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we do not have any of the risks associated with financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

During the three months ended March 31, 2013, there were no transactions to which we were or will be a party, and in which any director, executive officer, or shareholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

•	The net bad debt expense (recovery), net and allowances for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
Bad debt expense (recovery), net	$-	$(1,000)
Allowance for doubtful accounts, Accounts receivable	$3,000	$50,000

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.       Legal Proceedings

On May 7, 2012, we filed a lawsuit against Adidas America, Inc. in the U.S. District Court for the Central District of California asserting claims of trademark infringement, unfair competition, deceptive trade practices and related claims, under both U.S. and California law.  The claims  arose out of Adidas's use of the “Techfit” name for its apparel, which we asserted infringed our previously registered Tekfit trademark.   On May 21, 2012, Adidas then filed a counterclaim against Talon seeking cancellation of our Tekfit U.S. trademark registrations and recovery of legal fees.  On January 15, 2013, we received a cash settlement from Adidas and both parties dismissed all related actions with prejudice and ensured that future use of their trademarks would not create confusion to the consumer.

We currently have pending various claims and complaints that arise in the ordinary course of our business.  We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on our consolidated financial condition if adversely determined against us.

Item 1A.           Risk Factors

Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. No material change to such risk factors has occurred during the three months ended March 31, 2013.

Item 6.               Exhibits

Exhibit No.	Description
10.1	Form of Indemnification Agreement.
31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

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

Dated: May 14, 2013	/s/ Lonnie D. Schnell
Lonnie D. Schnell
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

/s/ James E. Reeder
James E. Reeder
Vice President, Corporate Controller
(Principal Accounting Officer)