Form 10-Q
period 2013-06-30
TALON INTERNATIONAL, INC.
filed 2013-08-12
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013.

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

At Aug 9, 2013, the issuer had 91,913,217 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,506,088	$8,927,333
Accounts receivable, net	4,511,580	3,635,136
Inventories, net	933,397	730,503
Prepaid expenses and other current assets	532,636	456,460
Total current assets	17,483,701	13,749,432

Property and equipment, net	850,266	763,770
Intangible assets, net	4,273,652	4,279,943
Other assets	390,821	182,671
Total assets	$22,998,440	$18,975,816

Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,609,871	$7,866,662
Accrued expenses	2,551,896	2,023,535
Current portion of capital lease obligations	1,585	3,247
Total current liabilities	12,163,352	9,893,444

Deferred income taxes	1,017,755	945,543
Other liabilities	42,423	186,051
Total liabilities	13,223,530	11,025,038

Commitments and contingencies (Note 10)

Series B Convertible Preferred Stock, $0.001 par value; 407,160 shares authorized, issued and outstanding	25,777,657	23,979,216
Stockholders’ Equity (Deficit):
Series A Preferred Stock, $0.001 par value; 250,000 shares authorized; no shares issued or outstanding	-	-
Common Stock, $0.01 par value, 100,000,000 shares authorized;24,900,808 and 23,400,808 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	24,901	23,401
Additional paid-in capital	58,708,444	58,458,731
Accumulated deficit	(74,833,425)	(74,578,052)
Accumulated other comprehensive income	97,333	67,482
Total stockholders’ equity (deficit)	(16,002,747)	(16,028,438)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$22,998,440	$18,975,816

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$16,640,964	$13,179,849	$26,780,714	$21,925,799
Cost of goods sold	11,089,124	8,821,120	18,052,796	14,796,314
Gross profit	5,551,840	4,358,729	8,727,918	7,129,485

Sales and marketing expenses	1,532,493	1,166,549	2,796,485	2,263,472
General and administrative expenses	2,430,748	2,217,822	4,133,957	4,365,481
Total operating expenses	3,963,241	3,384,371	6,930,442	6,628,953

Income from operations	1,588,599	974,358	1,797,476	500,532

Interest expense (income), net	(197)	19,723	575	41,760
Income before provision for income taxes	1,588,796	954,635	1,796,901	458,772
Provision for (benefit from) income taxes, net	326,081	283,501	253,833	(6,732)
Net income	$1,262,715	$671,134	$1,543,068	$465,504

Series B Preferred Stock Liquidation Preference Increase	(899,220)	(775,190)	(1,798,441)	(1,550,380)
Income (loss) applicable to Common Shareholders	$363,495	$(104,056)	$(255,373)	$(1,084,876)

Per share amounts:
Net income per share	$0.05	$0.03	$0.06	$0.02
Available to Preferred Shareholders	(0.04)	(0.03)	(0.07)	(0.07)
Basic net income (loss) per share applicable to Common Shareholders	$0.01	$0.00	$(0.01)	$(0.05)

Weighted average number of common shares outstanding – Basic	24,900,808	21,900,808	24,652,189	21,752,456
Weighted average number of common shares outstanding – Diluted	27,521,480	21,900,808	24,652,189	21,752,456

Net income	$1,262,715	$671,134	$1,543,068	$465,504

Other comprehensive income from foreign currency translation	31,142	29,320	29,851	13,686
Total comprehensive income	$1,293,857	$700,454	$1,572,919	$479,190

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,543,068	$465,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249,608	272,460
(Gain) from disposal of equipment	(1,832)	(47,323)
Amortization of deferred financing cost	-	15,000
Stock based compensation	251,213	258,714
Deferred income taxes, net	72,211	179,214
Bad debt expense, net	20,859	13,374
Inventory valuation provisions, net	19,158	17,536
Changes in operating assets and liabilities:
Accounts receivable	(882,945)	(276,813)
Inventories	(221,964)	231,786
Prepaid expenses and other current assets	(72,364)	(309,948)
Other assets.	(207,385)	12,714
Accounts payable and accrued expenses	2,230,827	1,636,159
Other liabilities	(143,628)	(197,667)
Net cash provided by operating activities	2,856,826	2,270,710

Cash flows from investing activities:
Acquisitions of intangibles	-	(155,940)
Proceeds from sale of equipment	1,832	168
Acquisitions of property and equipment	(327,976)	(122,683)
Net cash (used in) investing activities	(326,144)	(278,455)

Cash flows from financing activities:
Payment of notes payable to related parties	-	(240,957)
Payment of other notes payable	-	(66,675)
Payment of capital leases	(1,662)	(2,976)
Net cash (used in) financing activities	(1,662)	(310,608)

Net effect of foreign currency exchange translation on cash	49,735	(6,400)
Net increase in cash and cash equivalents	2,578,755	1,675,247
Cash and cash equivalents at beginning of period	8,927,333	5,749,341

Cash and cash equivalents at end of period	$11,506,088	$7,424,588

See accompanying notes to consolidated financial statements.

 TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Supplemental disclosures of cash flow information:

	Six Months Ended June 30,
	2013	2012
Cash received (paid) during the period for:
Interest paid	$(2,672)	$(188,436)
Interest received	$2,097	$1,703
Income tax paid, net (principally foreign)	$(58,858)	$(162,205)
Non-cash financing activities:
Series B preferred stock liquidation preference increase	$(1,798,441)	$(1,550,380)
RSU’s settlement in common stock	$1,500	$900
Interest accrued on notes payable	$-	$1,540
Effect of foreign currency translation on net assets	$29,851	$13,686
Non-cash investing activities:
Equipment exchanged for manufacturing services	$-	$47,379
Capital lease terminations	$-	$9,802

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

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectability of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts and that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified. Bad debt expense (recovery), net on accounts receivable for the three and six months ended June 30, 2013 was $20,749 and $20,859, respectively. Bad debt expense, net on accounts receivable for the three and six months ended June 30, 2012 was $14,031 and $13,374, respectively

Fair Value Measurements

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities. The book value of the financial instruments is representative of their fair values. In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At June 30, 2013 and December 31, 2012, cash equivalents consisted of money market funds measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $987,000 and $2,230,000, respectively.

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

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other - Testing Indefinite-lived Intangible Assets for Impairment.”  The updated guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not that an impairment exists, then the company is required to estimate the fair value of the indefinite-lived intangible assets and perform a quantitative impairment test in accordance with ASU 350-30. The updated guidance was effective for annual and interim indefinite lived intangibles asset impairment tests performed for fiscal years, and interim periods within those years, beginning after September 15, 2012.  Early adoption was permitted as of a date before July 27, 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. We completed the required assessment at June 30, 2013 and December 31, 2012, and noted no impairment. Consequently, no impairment charges were recorded.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

During the quarter ended March 31, 2012 the Company completed the acquisition from Pro-Fit and related parties of all U.S. patents, applications, trademarks, rights and technology associated with the stretch waistband technology that was formerly exclusively licensed under the License Agreement, and the License Agreement was terminated. During the quarter ended June 30, 2012 the Company also acquired other intellectual property related to accessory components used with a variety of apparel products. The total purchase price and related fees for all intangibles acquired in 2012 totaled $178,722, and is amortized based on the estimated useful lives between 10 and 17 years. Amortization expense for intangible assets was $3,271 and $6,291 for the three and six months ended June 30, 2013, respectively. Amortization expense for intangible assets was $2,890 for the three and six months ended June 30, 2012.

Intangible assets as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012

Tradename	$4,110,751	$4,110,751

Intellectual property rights and exclusive license	178,722	178,722
Accumulated amortization	(15,821)	(9,530)
Intellectual property rights, net	162,901	169,192
Intangible assets, net	$4,273,652	$4,279,943

Convertible Preferred Stock

Subsequent to June 30, 2013 the Company entered into a Securities Redemption Agreement (the “Redemption Agreement”) with CVC California, LLC (“CVC”). Pursuant to the Redemption Agreement, the Company repurchased all of the 407,160 outstanding shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) for an aggregate purchase price of $18,800,000, which purchase price was paid by delivery of (1) $13,000,000 in cash and (2) the issuance to CVC of a promissory note in the principal amount of $5,800,000 (the “Promissory Note”). See Note 12.

The Company classifies its conditionally redeemable convertible preferred shares, which were subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity in the mezzanine section of the consolidated balance sheets, in accordance with the guidance enumerated in FASB ASC No. 480-10 “Distinguishing Liabilities from Equity”, FASB ASC No. 210 “Classification and Measurement of Redeemable Securities” and Rule 5-02.28 of Regulation S-X, when determining the classification and measurement of preferred stock.

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

The convertible preferred shares, which were redeemable preferred securities, are reported at their current liquidation preference amount. Redeemable securities initially are recorded at their fair value minus the BCF and minus preferred stock issuance costs, and then are subsequently adjusted for changes in the preferred stock value in accordance with the following guidelines:

●

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

●

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

Interest Expense (Income), net – Interest expense reflects the cost of borrowing. Interest expense for the three and six months ended June 30, 2013 totaled $1,451 and $2,672 respectively. Interest expense for the three and six months ended June 30, 2012 totaled $21,042 and $43,463, respectively. Interest income consists of earnings from cash held in interest bearing accounts. For the three and six months ended June 30, 2013 the Company recorded interest income of $1,648 and $2,097, respectively. For the three and six months ended June 30, 2012 the Company recorded interest income of $1,319 and $1,703, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign Currency Translation

The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for the Company’s subsidiaries in China and India. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized. Included in accumulated other comprehensive income were a cumulative foreign currency translation gain of $97,333 and $67,482 at June 30, 2013 and December 31, 2012, respectively.

Comprehensive Income

Comprehensive income consists of net income and unrealized income on foreign currency translation adjustments. The foreign currency translation adjustment represents the net currency translation gains and losses related to our China and India subsidiaries, which have not been reflected in the net income for the periods presented.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Net Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Net income (loss)	Shares	Per Share Amount
Three Months ended June 30, 2013:
Basic net income (loss) per share:
Net income stock	$1,262,715	24,900,808	$0.05
Series B Preferred Stock Liquidation Preference Increase	(899,220)	-	(0.04)
Income (loss) applicable to Common Shareholders	363,495	24,900,808	0.01

Effect of Dilutive Securities
Options, Preferred Stock and RSUs	-	2,620,672	-
Diluted net income (loss) applicable to Common Shareholders	$363,495	27,521,480	$0.01

Three Months ended June 30, 2012:
Basic net income (loss) per share:
Net income (loss)	$671,134	21,900,808	$0.03
Series B Preferred Stock Liquidation Preference Increase	(775,190)	-	(0.03)
Income (loss) applicable to Common Shareholders	(104,056)	21,900,808	0.00

Effect of Dilutive Securities
Options, Preferred Stock and RSUs	-	-	-
Diluted net income (loss) applicable to Common Shareholders	$(104,056)	21,900,808	$0.00

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Net income (loss)	Shares	Per Share Amount
Six Months ended June 30, 2013:
Basic net income (loss) per share:
Net income stock	$1,543,068	24,652,189	$0.06
Series B Preferred Stock Liquidation Preference Increase	(1,798,441)	-	(0.07)
Income (loss) applicable to Common Shareholders	(255,373)	24,652,189	(0.01)

Effect of Dilutive Securities
Options, Preferred Stock and RSUs	-	-	-
Diluted net income (loss) applicable to Common Shareholders	$(255,373)	24,652,189	$(0.01)

Six Months ended June 30, 2012:
Basic net income (loss) per share:
Net income (loss)	$465,504	21,752,456	$0.02
Series B Preferred Stock Liquidation Preference Increase	(1,550,380)	-	(0.07)
Income (loss) applicable to Common Shareholders	(1,084,876)	21,752,456	(0.05)

Effect of Dilutive Securities
Options, Preferred Stock and RSUs	-	-	-
Diluted net income (loss) applicable to Common Shareholders	$(1,084,876)	21,752,456	$(0.05)

For the three months ended June 30, 2013, options to purchase 420,000 shares of common stock exercisable between $0.04 and $0.06 per share and RSU’s to settle for 7,057,000 common shares were included in the computation of diluted net income (loss) per share. Options to purchase 5,664,600 shares of common stock exercisable between $0.05 and $5.23 per share, and Series B Preferred Stock convertible into 40,716,000 shares of common stock were outstanding but were not included in the computation of diluted net income (loss) per share applicable to common shareholders because they would have an antidilutive effect on the net income (loss) per share.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Subsequent to June 30, 2013, on July 12, 2013, the Company entered into a Redemption Agreement with CVC. Pursuant to the Redemption Agreement, the Company repurchased all of the 407,160 outstanding shares of Series B Preferred Stock for an aggregate purchase price of $18,800,000, which purchase price was paid by delivery of (1) $13,000,000 in cash and (2) the issuance to CVC of a Promissory Note in the principal amount of $5,800,000. In order to provide additional funds necessary for the redemption of the Series B Preferred Stock, the Company raised $5,500,000 of new equity capital through the offer and sale, in a Private Placement transaction, of 61,111,109 shares of common stock at a price of $0.09 per share. Additionally, on July 12, 2013 4,745,600 shares of common stock were issued to reporting persons in settlement of previously vested restricted stock units pursuant to an existing deferral election. As a result of the Redemption Agreement, the net income applicable to Preferred Shareholders noted above, which was $0.04 and $0.07 for the three and six months ended June 30, 2013, respectively, becomes available to Common Shareholders.

For the three months ended June 30, 2012, options to purchase 6,372,100 shares of common stock exercisable between $0.04 and $5.23 per share, RSU’s to settle for 10,057,000 common shares and Series B Preferred Stock to be converted into 40,716,000 shares of common stock were outstanding, but were not included in the computation of diluted net income (loss) per share because they would have an antidilutive effect on the net income (loss) per share.

Note 4.     Accounts Receivable

Accounts receivable are included on the consolidated balance sheets net of the allowance for doubtful accounts. The allowance for doubtful accounts at June 30, 2013 and December 31, 2012 was $23,351 and $1,093, respectively.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Inventories consist of the following:

	June 30, 2013	December 31, 2012

Finished goods	$1,212,591	$991,635
Less reserves	(279,194)	(261,132)
Total inventories	$933,397	$730,503

Note 6.     Debt Facility

 The Company originally entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) on June 27, 2007 with Bluefin Capital, LLC (“Bluefin”). Bluefin subsequently assigned its rights and obligations under the Loan Agreement to an affiliate, CVC.  On July 30, 2010, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with CVC in which the Company issued to CVC shares of the Company’s Series B Preferred Stock in payment of all of the outstanding obligations owed by the Company to CVC under the Loan Agreement, (see Note 7). All of the outstanding obligations owed to CVC under the Loan Agreement that became due and payable on July 30, 2010, in the amount of $16,706,685, were converted into Series B Preferred Stock pursuant to the Recapitalization Agreement. These obligations consisted of outstanding borrowings and accrued interest of $11,548,098 under term notes, and $5,158,587 under a revolving credit note.

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

On July 12, 2013 the Company entered into a Redemption Agreement with CVC pursuant to the Company’s Series B Convertible Preferred Stock held by CVC. In accordance with the Redemption Agreement, the Company repurchased all of the 407,160 outstanding shares of Series B Preferred Stock for an aggregate purchase price of $18,800,000, which purchase price was paid by delivery of (1) $13,000,000 in cash and (2) the issuance to CVC of a Promissory Note in the principal amount of $5,800,000. See Note 12.

The interest expense for the three months ended June 30, 2012 was $20,000, and composed of amortization of deferred financing costs of $7,500 and commitment fee expense of $12,500. The interest expense for the six months ended June 30, 2012 was $40,000, and composed of amortization of deferred financing costs of $15,000 and commitment fee expense of $25,000.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.     Series B Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Subsequent Preferred Stock Redemption and Private Placement of Common Stock

Subsequent to June 30, 2013, on July 12, 2013, the Company entered into a Redemption Agreement with CVC. Pursuant to the Redemption Agreement, the Company repurchased all of the 407,160 previously outstanding shares of Series B Preferred Stock (described below) for an aggregate purchase price of $18,800,000, which purchase price was paid by delivery of (1) $13,000,000 in cash and (2) the issuance to CVC of a Promissory Note in the principal amount of $5,800,000. Together with the entry into the Redemption Agreement, the Stockholder’s Agreement with CVC, and with Lonnie D. Schnell, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of the Company, and Larry Dyne, President of the Company was terminated. In order to provide additional funds necessary for the redemption of the Series B Preferred Stock, the Company raised $5,500,000 of new equity capital through the offer and sale, in a Private Placement transaction, of 61,111,109 shares of common stock at a price of $0.09 per share. The closing of the Private Placement was expressly conditioned upon the contemporaneous closing of the transactions under the Redemption Agreement. See Note 12.

Series B Convertible Preferred Stock

On July 30, 2010, the Company entered into the Recapitalization Agreement with CVC, pursuant to which the Company issued to CVC an aggregate of 407,160 shares of a newly created series of the Company’s preferred stock, designated Series B Convertible Preferred Stock, $0.001 par value per share in payment of an aggregate of $16,706,685 owed by the Company to CVC under the Loan Agreement. Certain rights, preferences, privileges and restrictions previously provided to the Series B Preferred Stock are summarized below.

The Series B Preferred Stock had the following rights, preferences, privileges and restrictions:

●

The Series B Preferred Stock ranked senior to the common stock and to any other preferred stock unless such preferred stock was created and issued on a senior or pari passu basis in accordance with the Company’s certificate of incorporation.

●

Each share of Series B Preferred Stock was convertible into 100 shares of the Company’s common stock (subject to adjustment for stock splits, reverse stock split, etc.) at any time and from time to time at each holder’s option, unless the Series B Preferred Stock was exchanged for its Liquidation Preference as noted below.

●

Upon the liquidation, dissolution or winding up of the Company, each share of Series B Preferred Stock was entitled to receive upon the surrender and cancellation of such shares (and prior to any distribution to holders of other equity securities), an amount equal to $41.033 per share plus all accrued dividends (the “Liquidation Preference”). A merger, consolidation, share exchange or other reorganization resulting in a change in control of the Company, or any sale of all or substantially all of the Company’s assets, would be deemed a liquidation and winding up for purposes of the Company’s obligation to pay the Liquidation Preference.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

●

The Series B Preferred Stock Liquidation Preference increased at the rate of 16% per annum, compounded annually, in the form of a dividend accrual on the Liquidation Preference. The dividend however was only payable in connection with the payment of the Liquidation Preference upon the liquidation, dissolution or winding up of the Company, and in each case in exchange for the surrender of the Series B Preferred Stock. No portion of the Liquidation Preference or the associated accrued dividends were convertible into common stock, nor was any portion of the Liquidation Preference or the accrued dividends payable on shares of Series B Preferred Stock in the event of or following the conversion of such shares into common stock.

●

The Company had the right, at any time upon not less than thirty (30) days’ prior written notice to the holders of Series B Preferred Stock, to redeem the Series B Preferred Stock in whole (but not in part) for a price equal to the then-applicable Liquidation Preference. The holders of Series B Preferred Stock had the option, exercisable at any time and from time to time commencing on July 31, 2016, to require the Company to redeem any or all of the Series B Preferred Stock held by such holders, at the then-applicable Liquidation Preference amount.

●

The Series B Preferred Stock voted with the common stock as a single class on all matters submitted or required to be submitted to a vote of the Company’s stockholders, with each share of Series B Preferred Stock having a number of votes equal to the number of shares of common stock that may be acquired upon conversion thereof as of the applicable date of determination. Additionally, the Series B Preferred Stock had the right to vote as a separate class with respect to certain matters affecting the Series B Preferred Stock, including but not limited to (a) the creation or issuance of any other class or series of preferred stock, (b) any amendments with respect to the rights, powers, preferences and limitations of the Series B Preferred Stock, (c) paying dividends or distributions in respect of or redeem the Company’s common stock or any other junior securities; and (d) certain affiliate transactions. Any such vote required the affirmative vote or consent of a majority of the outstanding shares of Series B Preferred Stock.

As long as the outstanding Series B Preferred Stock represented 35% or more of the voting shares of the Company, on an as-converted to common stock basis, then (a) our Board of Directors consisted of not more than seven members, (b) the holders of Series B Preferred Stock had the right to elect three directors if the Board had five or fewer total directors, and four directors if the Board had six or seven directors (the directors elected by the Series B Preferred Stock were referred to as the “Series B Directors”), and (c) those members serving on the Board who were not elected by holders of the Series B Preferred Stock had the right to designate all remaining directors. At least two of the Series B Directors had to be, and remain at all times while serving as a director, an independent director that qualified for service on the audit committee of a corporation with securities listed on the Nasdaq Stock Market as provided in Nasdaq Marketplace Rule 5605(c)(2) (or any successor thereto). Once the outstanding shares of Series B Preferred Stock represent less than 35% of the voting shares on an as-converted to common stock basis, then the entire Board will thereafter be elected by all stockholders having voting rights, voting as a single class.

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

The Series B Preferred Stock was initially recorded at the fair value of $17,277,600 as of July 30, 2010, reduced by the BCF ($1,283,343) as stated above and stock issuance costs ($190,744), for a net value of $15,803,513 as of July 30, 2010. The value of the Series B Preferred Stock was adjusted as follows as a consequence of its redemption features and the following approach was implemented by the Company:

●

The Series B Preferred Stock was not redeemable as of June 30, 2013, but it was probable that the preferred stock could become redeemable due to the redemption option available to the preferred stock holders on July 30, 2016. Changes in the redemption value were recognized immediately as they occurred, and the carrying amount of the instrument was adjusted to equal the redemption value at the end of each reporting period. This method viewed the end of the reporting period as if it were also the redemption date for the Series B Preferred Stock. Accordingly, the adjustment of $903,172 to record the preferred stock at its redemption value (“Original issue discount”) was charged against the preferred stock carrying value and retained earnings during the year ended December 31, 2010. In addition, the resulting increase in the carrying amount of the Series B Preferred Stock reduced the income applicable to common shareholders reported in the calculation of earnings per share.

●

The annual 16% liquidation preference increase on outstanding preferred shares was accrued each reporting period as an addition to the carrying value of the preferred stock and reduced the income applicable to common shareholders reported in the calculation of earnings per share.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes Series B Preferred Stock activity:

Series B Preferred Stock as of December 31, 2012	$23,979,216
Series B Preferred Stock liquidation preference increase for the three months ended March 31, 2013	899,221
Series B Preferred Stock as of March 31, 2013	24,878,437
Series B Preferred Stock liquidation preference increase for the three months ended June 30, 2013	899,220
Series B Preferred Stock as of June 30, 2013	$25,777,657

Common Stock

Stockholders Agreement

Concurrently with the execution of the Recapitalization Agreement, on July 30, 2010, the Company entered into a Stockholders Agreement with CVC, and with Lonnie D. Schnell, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of the Company, and Larry Dyne, President of the Company (“Messrs. Schnell and Dyne”), pursuant to which:

●

CVC agreed that in connection with any director nominees to be submitted to holders of the Company’s common stock for election at a stockholders’ meeting, a committee of our Board comprised solely of directors then serving on the Board who were not elected or appointed by holders of Series B Preferred Stock, acting by majority vote, would have the right to designate all of the Board’s nominees for director to be elected by holders of the Company’s Common Stock.

●

CVC agreed that in connection with any election of directors submitted to the Company’s stockholders for election at a stockholders’ meeting, CVC would attend the stockholders’ meeting, in person or by proxy, and vote (or cause to be voted) all of CVC’s shares of the Company’s voting stock in favor of the Board’s nominees for director.

●

Messrs. Schnell and Dyne granted CVC a right of first refusal with respect to any shares of the Company’s voting securities that Messrs. Schnell and Dyne proposed to sell in a private placement transaction, and agreed to provide CVC with advance notice of their intent to sell the Company’s voting securities in any public sale transaction.

●

CVC granted Messrs. Schnell and Dyne a tag-along right, providing Messrs. Schnell and Dyne with the right to sell their shares of the Company’s voting securities in a transaction where CVC is selling its shares of the Company’s voting securities.

●

Messrs. Schnell and Dyne agreed with CVC to vote their shares of Talon voting stock in favor of a merger or consolidation of the Company into or with another corporation or any share exchange, business combination or other such transaction in which the Company was a constituent party, or any sale of all or substantially all of the Company’s assets (a “Triggering Transaction”), in each case to the extent such transaction was first approved by CVC.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

●

CVC agreed not to sell or otherwise transfer its shares of the Company’s voting securities, or to vote its shares of the Company’s voting securities in favor of any Triggering Transaction, at any time on or before July 31, 2011, other than in connection with a transaction that was approved by a majority of the Company’s voting shares (where, in calculating such majority, the votes attributable to CVC’s shares of the Company’s voting securities were excluded in the numerator but included in the denominator).

●

The Company provided CVC with a preemptive right, pursuant to which CVC would have the right, subject to certain exceptions set forth in the Stockholders Agreement, to acquire in a subsequent issuance of securities by the Company a number of offered securities that will allow CVC to maintain its percentage ownership of the Company’s voting securities.

●

CVC agreed with Messrs. Schnell and Dyne that in connection with a Triggering Transaction, CVC, and any other holder of Series B Preferred Stock and shares of common stock acquired upon conversion thereof, would pay to Messrs. Schnell and Dyne a portion (beginning at 5% and increasing to 10%) of the sales proceeds payable in the Triggering Transaction to CVC or such other holder in respect of such Series B Preferred Stock or conversion shares. Each of Messrs. Schnell and Dyne’s right to receive such portion of the sales proceeds was conditional upon the Triggering Transaction occurring (i) while employed by the Company or (ii) within 12 months following termination of employment with the Company for any reason other than termination of employment for “cause” or termination of employment by Messrs. Schnell or Dyne without “good reason” (as such terms are defined in their respective employment agreements).

Pursuant to the Redemption Agreement entered into on July 12, 2013, the Stockholders Agreement has been terminated. See Note 12.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Options to purchase 0 and 630,000 shares of common stock were granted under the Stock Incentive Plans during the three and six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, the Company had $45,859 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the weighted average period of 1.9 years. As of June 30, 2012, unamortized stock-based compensation expense related to options issued to employees and directors was $109,753, which was to be recognized over the weighted average period of approximately 2.2 years.

The following table summarizes the activity in the Company’s share based plans during the six months ended June 30, 2013.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - January 1, 2013	6,372,100	$0.21
Granted	-	$-
Cancelled	-	$-
Options outstanding - March 31, 2013	6,372,100	$0.21
Granted	-	$-
Cancelled	(287,500)	$0.87
Options outstanding - June 30, 2013	6,084,600	$0.18

Restricted Stock Units (RSU’s)

On July 30, 2010, the Company awarded each of Lonnie Schnell and Larry Dyne a restricted stock unit award (an “RSU Award”) for 5,778,500 shares of the Company’s common stock. Each RSU Award vested 50% on August 30, 2011, and vests 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to partial acceleration of vesting as part of the executives’ severance benefits and full acceleration of vesting upon a change in control of the Company. As of July 30, 2010, the RSU’s were valued at $2,263,384, which was reduced by the fair value of the options surrendered by the employees in connection with these grants.

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

Subsequent to June 30, 2013, on July 12, 2013, 4,745,600 shares of common stock were issued upon settlement of previously vested restricted stock units pursuant to the deferral elections. At the time of the issuance of shares the intrinsic value of these RSU’s was $0.06 per share. On July 30, 2013 1,155,700 common shares were issued upon settlement of vested units pursuant to the deferral elections. At the time of the issuance of shares the intrinsic value of these RSU’s was $0.25 per share.

As of June 30, 2013, the Company had $263,927 of unamortized stock-based compensation expense related to RSU’s, which will be recognized over the remaining weighted average period of seven months.

The following table summarizes RSU’s activity:

	Number of RSU’s			Weighted Average Grant date
	Unvested	Vested	Total	value per RSU
RSU’s outstanding – December 31, 2012	3,467,100	5,089,900	8,557,000	$0.196
Common stock vested	(1,155,700)	1,155,700	-	$0.196
Common stock issued	-	(1,500,000)	(1,500,000)	$0.196
RSU’s outstanding – March 31, 2013 and June 30, 2013	2,311,400	4,745,600	7,057,000	$0.196

Note 9.      Income taxes

Provision for income taxes for the three months ended June 30, 2013 and 2012 was $326,081 and $283,501, respectively. Provision for (benefit from) income taxes for the six months ended June 30, 2013 and 2012 was $253,833 and $(6,732), respectively. The provision from income taxes for the six months ended June 30, 2013 included the benefit of the elimination of a tax liability of $135,177 recorded in 2007 in connection with a tax position that could have been subject to reversal upon a regulatory review. At March 31, 2013 the time limit for regulatory assessment of the tax position expired and the liability was removed. The benefit from income taxes for the six months ended June 30, 2012 included the elimination of a tax liability of $196,423 also recorded in 2007, for which the time limit for regulatory review had expired.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

U.S. deferred income tax benefits and a portion of foreign income tax benefits, were fully reserved and not recorded in the net deferred tax assets primarily because there is not sufficient evidence to determine that the Company will be able to utilize its net operating loss carryforwards to offset future taxable income.

Other tax liabilities were principally associated with foreign withholdings and funds transfers, and income tax payable from our Hong Kong operation. Other tax liabilities as of June 30, 2013 and December 31, 2012, respectively amounted to $371,161 and $111,235, and were included in Accrued Expenses.

Current income taxes receivable were associated with foreign and domestic prepayments and totaled $185,195 and $178,043, respectively, as of June 30, 2013 and December 31, 2012.

Long term deferred income tax liabilities totaled $1,017,755 and $945,543 as of June 30, 2013 and December 31, 2012, respectively. The deferred income tax liability is primarily a tax basis difference related to the Company’s indefinite lived intangible asset.

Subsequent to June 30, 2013, on July 12, 2013, the Company entered into a Redemption Agreement with its Preferred Shareholder and completed a Private Placement transaction in which it sold 61,111,109 shares of Common stock. As consequence of these transactions the Company is currently evaluating the application of I.R.C. Section 382 concerning changes in ownership and the potential limitations on the Company’s utilization of the net operating loss carryforwards to offset future taxable income.

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

●

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

●

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

	Three Months ended June 30, 2013

	Talon	Trim	Tekfit	Consolidated

Net sales	$9,501,836	$7,133,419	$5,709	$16,640,964

Cost of goods sold	6,641,230	4,441,343	6,551	11,089,124

Gross profit (loss)	$2,860,606	$2,692,076	$(842)	5,551,840

Operating expenses				3,963,241

Income from operations				$1,588,599

	Three Months ended June 30, 2012

	Talon	Trim	Tekfit	Consolidated

Net sales	$6,887,780	$6,288,016	$4,053	$13,179,849

Cost of goods sold	4,936,172	3,862,935	22,013	8,821,120

Gross profit (loss)	$1,951,608	$2,425,081	$(17,960)	4,358,729

Operating expenses				3,384,371

Income from operations				$974,358

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months ended June 30, 2013

	Talon	Trim	Tekfit	Consolidated

Net sales	$15,302,362	$11,463,363	$14,989	$26,780,714

Cost of goods sold	10,772,664	7,271,493	8,639	18,052,796

Gross profit	$4,529,698	$4,191,870	$6,350	8,727,918

Operating expenses				6,930,442

Income from operations				$1,797,476

	Six Months ended June 30, 2012

	Talon	Trim	Tekfit	Consolidated

Net sales	$11,344,095	$10,576,700	$5,004	$21,925,799

Cost of goods sold	8,139,997	6,633,948	22,369	14,796,314

Gross profit (loss)	$3,204,098	$3,942,752	$(17,365)	7,129,485

Operating expenses				6,628,953

Income from operations				$500,532

The Company distributes its products internationally and has reporting requirements based on geographic regions. Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment and intangible) is attributed to countries based on the location of the assets, as follows:

Sales:	Three Months Ended June 30,		Six Months Ended June 30,
Country / Region	2013	2012	2013	2012

United States	$1,363,298	$967,002	$2,445,385	$1,868,271

Hong Kong	4,114,398	3,553,258	7,114,449	7,104,882

China	5,378,163	4,069,915	7,886,939	5,644,422

Bangladesh	833,906	696,247	1,471,206	1,140,441

Other	4,951,199	3,893,427	7,862,735	6,167,783

Total	$16,640,964	$13,179,849	$26,780,714	$21,925,799

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2013	December 31, 2012
Long-lived Assets:

United States	$4,584,715	$4,551,101

Hong Kong	446,813	419,268

China	92,390	73,344

Total	$5,123,918	$5,043,713

Note 12.      Subsequent Events

The Company evaluated subsequent events after the balance sheet date of June 30, 2013 through the date of the filing of this report and noted the following:

Preferred Stock Redemption and Private Placement of Common Stock

Preferred Stock Redemption

On July 12, 2013, the Company entered into a Redemption Agreement with CVC. Pursuant to the Redemption Agreement, the Company repurchased from CVC all of the 407,160 previously outstanding shares of Series B Preferred Stock for an aggregate purchase price of $18,800,000, which purchase price was paid by delivery of (1) $13,000,000 in cash and (2) the issuance to CVC by the Company of a Promissory Note in the principal amount of $5,800,000.

The redemption of the preferred shares eliminated the Company’s preferred stock liquidation preference obligation of $25.9 million, which had entitled the preferred shareholders to payment of the preference amount before payment to the common stockholders. The liquidation preference was scheduled to increase to $40.7 million at the time the preferred shares became mandatorily redeemable in 2016. The Company now has only common shares outstanding.

The Promissory Note accrues interest in the amount of 1% per annum, is due and payable in full on January 12, 2014, and includes discounts for early repayments that decrease over time. The Promissory Note further requires mandatory prepayments equal to a specified portion of the proceeds received by the Company with respect to future secured debt financing transactions, as well as customary default provisions.

In connection with the redemption in full of the Series B Preferred Stock, Mark Hughes resigned from the Company’s Board of Directors effective July 12, 2013.

As a result of the redemption, on July 12, 2013 4,745,600 shares of common stock were issued to the Company’s executive management team upon settlement of previously vested RSU’s pursuant to the 2010 deferral elections.

In addition, pursuant to the Redemption Agreement, the Stockholders Agreement was terminated effective July 12, 2013.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Private Placement of Common Stock

In order to provide additional funds necessary for the redemption of the Series B Preferred Stock, on July 12, 2013 the Company raised $5,500,000 of new equity capital through the offer and sale, in a private placement transaction, of 61,111,109 shares of the Company’s common stock at a price of $0.09 per share (the “Private Placement”). The closing of the Private Placement was expressly conditioned upon the contemporaneous closing of the transactions under the Redemption Agreement. The closing price of the Company's common stock was $0.058 per share on Friday, July 12, 2013, the last trading day prior to public announcement of the equity financing and redemption transactions.

At the closing of the Private Placement, the Company entered into a series of Subscription Agreements, each dated July 12, 2013 (the “Subscription Agreements”) with each of the purchasers in the Private Placement (collectively, the “Private Placement Purchasers”).

The Subscription Agreement entered into with Kutula Holdings Ltd. (“Kutula”), the lead investor in the Private Placement, grants Kutula the right to nominate one member of the Company’s Board of Directors, so long as Kutula continues to hold at least 15,500,000 of the shares (as adjusted for stock splits and the like) purchased pursuant to its Subscription Agreement, subject to certain disclosure requirements and other limitations.

In connection with the Subscription Agreements, the Company also entered into a Registration Rights Agreement dated July 12, 2013 with the Private Placement Purchasers (the “Registration Rights Agreement“). The Registration Rights Agreement provides for demand registration rights, such that upon the demand of holders of at least 25% of the shares issued in the Private Placement and subject to certain conditions, the Company will file a Form S-1 registration statement covering the shares issued in the Private Placement and requested to be included in such registration. The Registration Rights Agreement also provides certain piggyback rights, in which the holders of shares acquired in the Private Placement have the right to include those shares in a Company-initiated registration.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward Looking Statements

Overview

This report and other documents we file with the Securities and Exchange Commission contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management’s assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. We describe our respective risks, uncertainties, and assumptions that could affect the outcome or results of operations below. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. Reference is made in particular to forward looking statements regarding projections or estimates concerning our business, including adequate liquidity to fund our operations and meet our other cash requirements, ability to refinance existing indebtedness, demand for our products and services, mix of revenue streams, ability to control or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, international businesses, and competitive position.

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

Recent Developments

 On July 12, 2013, we entered into a Redemption Agreement with CVC. Pursuant to the Redemption Agreement, we repurchased from CVC all of the 407,160 outstanding shares of Series B Preferred Stock for an aggregate purchase price of $18,800,000, which purchase price was paid by delivery of (1) $13,000,000 in cash and (2) the issuance to CVC of a Promissory Note in the principal amount of $5,800,000.

The Promissory Note accrues interest in the amount of 1% per annum, is due and payable in full on January 12, 2014, and includes discounts for early repayments that decrease over time. The Promissory Note further requires mandatory prepayments equal to a specified portion of the proceeds received by the Company with respect to future secured debt financing transactions, as well as customary default provisions. We are in the process of pursuing additional debt financing in order to repay the Promissory Note on or prior to its maturity date.

In order to provide additional funds necessary for the redemption of the Series B Preferred Stock, on July 12, 2013 we raised $5,500,000 of new equity capital through the offer and sale, in a Private Placement transaction, of 61,111,109 shares of our common stock at a price of $0.09 per share. The closing of the Private Placement was expressly conditioned upon the contemporaneous closing of the transactions under the Redemption Agreement.

The redemption of the preferred shares removed our liquidation preference obligation of $25.9 million, which entitled the preferred shareholders to payment of the preference amount before payment to the common stockholders. The liquidation preference was scheduled to increase to $40.7 million at the time the preferred shares became mandatorily redeemable in 2016. The removal of this obligation results in an immediate benefit to common stockholders of approximately $6.9 million net of related costs of the transaction, and also eliminates the obligation to redeem the Series B Preferred Stock in the future. Talon now has only common shares outstanding.

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

Results of Operations

The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.6	66.9	67.4	67.5
Gross profit	33.4	33.1	32.6	32.5
Sales and marketing expenses	9.2	8.9	10.4	10.3
General and administrative expenses	14.6	16.8	15.5	19.9
Interest expense (income), net	0.0	0.1	0.0	0.2
Provision for (benefit from) income taxes, net	2.0	2.2	0.9	0.0
Net income (loss)	7.6%	5.1%	5.8%	2.1%

Sales

For the three and six months ended June 30, 2013 and 2012, sales by geographic region based on the location of the customer as a percentage of sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2013	2012	2013	2012
United States	8.2%	7.3%	9.1%	8.5%
Hong Kong	24.7	27.0	26.6	32.4
China	32.3	30.9	29.5	25.7
Bangladesh	5.0	5.3	5.5	5.2
Other	29.8	29.5	29.3	28.2
	100.0%	100.0%	100.0%	100.0%

Sales for the three months ended June 30, 2013 were $16,641,000, an increase of $3,461,000 or 26.3% compared to the same period in 2012. Sales for the six months ended June 30, 2013 were $26,781,000, an increase of $4,855,000 or 22.1% compared to the same period in 2012. The increases in both periods reflected sales growth to our Specialty Retail Branded customers in both our Zippers and Trims segments, and sales to new specialty apparel customers in both segments.

Gross Profit

Gross profit for the three months ended June 30, 2013 was $5,552,000 and 33.4% of sales, reflecting an increase of $1,193,000 as compared to the same period in 2012. Gross profit for the six months ended June 30, 2013 was $8,728,000 and 32.6% of sales, reflecting an increase of $1,598,000 as compared to the same period in 2012. The increase in gross profit for the three and six months ended June 30, 2013 as compared to the same period in 2012 was principally attributable to greater overall sales volumes, partially offset by higher manufacturing support, freight and duty costs.

A recap of the change in gross profit for the three and six months ended June 30, 2013 as compared with the same period in 2012 is as follows:

	Three Months Ended June 30, 2013 compared to same period in 2012		Six Months Ended June 30, 2013 compared to same period in 2012
	$(1)	%(1)	$(1)	%(1)
Gross profit changes as a result of:
Higher sales volumes	1,437,000	33.0	2,004,000	28.1
Improved mix of products	(3,000)	(0.1)	9,000	0.1
Higher freight and duty costs	(98,000)	(2.3)	(138,000)	(1.9)
Higher manufacturing overhead costs	(143,000)	(3.4)	(277,000)	(4.0)
Gross profit change	1,193,000	27.2	1,598,000	22.3

(1)	Represents the amount or percentage, as applicable, of change in each item in the three and six months ended June 30, 2013 period as compared to the same period in 2012.

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2013 totaled $1,532,000, an increase of $366,000 as compared to same period in 2012. Sales and marketing expenses for the six months ended June 30, 2013 totaled $2,796,000, an increase of $533,000 as compared to same period in 2012. Sales expenses increased mainly due to our continued investment in strengthening our internal sales force in the U.S., Europe and Asia during 2012, and increased sales commissions associated with the higher volumes. The increased sales and marketing efforts are designed to expand our presence in select product markets within the U.S., Europe and Asia where we see significant growth potential.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2013 totaled $2,431,000, or 14.6% of sales, which was an increase of $213,000 as compared to the same period in 2012. The increase resulted mainly from higher net compensation costs of $330,000 and other cost increases of $29,000, offset by lower legal fees of $146,000 following settlement earlier this year of a legal dispute regarding protection of our trademark filings.

General and administrative expenses for the six months ended June 30, 2013 totaled $4,134,000, or 15.4% of sales, which was a reduction of $232,000 as compared to the same period in 2012. The reduction resulted mainly from receipt of a settlement of $350,000 for a previous legal dispute regarding intellectual property rights, lower legal fees of $234,000 associated with our efforts to protect worldwide trademark filings, and other cost reductions of $90,000, offset by higher net compensation costs of $442,000.

Interest expense and interest income

Interest expense for the three and six months ended June 30, 2013 was $2,000 and $3,000, respectively, as compared to interest expense for the three and six months ended June 30, 2012 of $21,000 and $44,000, respectively. Interest income for the three and six months ended June 30, 2013 was 2,000 as compared to interest income for the three and six months ended June 2012 of $1,000 and $2,000 respectively.

A brief summary of interest expense and interest income is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Amortization of deferred financing costs	$-	$8,000		$15,000
Other interest expense	2,000	13,000	3,000	29,000
Interest expense	2,000	21,000	3,000	44,000
Interest income	(2,000)	(1,000)	(2,000)	(2,000)
Interest expense, net	$-	$20,000	$1,000	$42,000

Income taxes

Provision for income taxes, for the three months ended June 30, 2013 and 2012 was $326,000 and $284,000, respectively. Provision for (benefit from) income taxes, for the six months ended June 30, 2013 and 2012 was $254,000 and $(7,000), respectively. The benefit from income taxes for the six months ended June 30, 2013 included the elimination of a tax liability of $135,177, recorded in 2007, for a tax position that could have been subject to reversal upon a regulatory review. At March 31, 2013 the time limit for regulatory assessment of the tax position expired and the liability was removed. The benefit from income taxes for the six months ended June 30, 2012 included the elimination of a tax liability of $196,423 also recorded in 2007, for which the time limit for regulatory review had expired.

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

Liquidity and Capital Resources

The following table summarizes selected financial data at:

	June 30, 2013	December 31, 2012

Cash and cash equivalents	$11,506,000	$8,927,000

Total assets	$22,998,000	$18,976,000

Current liabilities	$12,163,000	$9,893,000

Long term liabilities	$1,061,000	$1,132,000

Preferred stock	$25,778,000	$23,979,000

Stockholders’ equity (deficit)	$(16,003,000)	$(16,028,000)

Total equity and preferred stock	$9,775,000	$7,951,000

Subsequent to June 30, 2013, on July 12, 2013, we entered into a Redemption Agreement and in connection with this used $7.5 million of our cash on hand, in addition to $5.5 million of proceeds from the sale of shares of common stock, to repurchase all of the outstanding preferred shares. In addition to the cash purchase price, we also issued the previously holder of the preferred shares a Promissory Note in the principal amount of $5.8 million that matures in January 2014. We expect to refinance all or part of the $5.8 million Promissory Note issued in connection with the Redemption Agreement prior to its maturity in January 2014. However, there can be no assurance that we will be able to obtain additional debt financing on favorable terms.

Assuming we are able to refinance the $5.8 million Promissory Note, we believe that our remaining cash and cash equivalents and our anticipated cash flows from our operating activities will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months.

Cash and cash equivalents

Cash and cash equivalents increased by $2,579,000 at June 30, 2013 as compared to December 31, 2012, principally due to cash used in operating activities of $2,857,000, and the acquisition of property and equipment of $328,000.

Cash provided by operating activities is our primary recurring source of funds, and reflects the net income from operations excluding non-cash charges, and changes in operating capital. The six months ended June 30, 2013 and 2012 reflected net cash provided by operating activities of $2,857,000 and $2,271,000, respectively.

The net cash used in operating activities during the six months ended June 30, 2013 and 2012 resulted principally from:

	Six Months Ended June 30,
	2013	2012

Net income before non-cash expenses	$2,154,000	$1,174,000

Reduced (increased) inventory	(222,000)	232,000

(Increased) accounts receivable	(883,000)	(277,000)

Increased accounts payable and accrued expenses	2,231,000	1,636,000

Other increases in operating capital	(423,000)	(494,000)

Cash provided by operating activities	$2,857,000	$2,271,000

Net cash (used in) investing activities for the six months ended June 30, 2013 and 2012 was $(326,000), and $(278,000), respectively, due to acquisition of intangibles in 2012 of $156,000 and acquisition of property and equipment of $328,000 and $123,000, respectively, offset by proceeds from sale of equipment in amount of $2,000 and $168, respectively.

Net cash (used in) financing activities for the six months ended June 30, 2013 and 2012 was $(2,000) and $(311,000), respectively, reflecting payment of notes payable to related parties and other notes payable in the amount of $241,000 and $67,000, respectively during 2012, and repayment of borrowings under capital leases during 2013 and 2012 of $2,000 and $3,000, respectively.

We have financed equipment purchases through capital lease obligations. Our equipment financing obligation as of June 30, 2013 was approximately $2,000 and bore interest at rate of 15.4% per annum. Under these obligations, we are required to make monthly payments of principal and interest through November 2013.

We have satisfied our working capital requirements primarily through cash flows generated from operations and borrowings under our credit facility. As we continue to expand globally with our apparel manufacturing in offshore locations, our customers are substantially all foreign-based and foreign-owned entities. We continue to evaluate both financing and equity options to provide capital to refinance our outstanding short-term debt and, if needed, to fund our expansion and on-going operations. If we experience greater than anticipated reductions in sales, we may need to borrow or raise additional capital, or further reduce the scope of our business in order to fund our on-going operations or to satisfy our future short-term operating requirements. The extent of our future long-term capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of possible acquisitions, and our expansion into foreign markets. Our need for additional long-term financing may include the integration and expansion of our operations to exploit our rights under our Talon and Tekfit trade names, and the expansion of our operations in the Asian and European markets. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we may need to raise debt or equity financing in order to provide for our operations.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at June 30, 2013:

	Payments Due by Period ($)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Capital lease obligations	$2,000	$2,000	$-	$-	$-
Operating leases	3,169,000	1,005,000	2,121,000	43,000
Total Obligations	$3,171,000	$1,007,000	$2,121,000	$43,000	$-

At June 30, 2013 and December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we do not have any of the risks associated with financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

During the three and six months ended June 30, 2013, there were no transactions to which we were or will be a party, and in which any director, executive officer, or shareholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

●	The net bad debt expense, net and allowances for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Bad debt expense, net	$21,000	$14,000	$21,000	$13,000
Allowance for doubtful accounts, Accounts receivable	$23,000	$63,000	$23,000	$63,000

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          Risk Factors

Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Except as set forth below, no material change to such risk factors has occurred during the six months ended June 30, 2013.

Following the repurchase of all our previously outstanding shares of Series B Preferred Stock from CVC California LLC on July 12, 2013, we issued CVC a promissory note. The following risk factor applies after that date.

If we are unable to refinance our short-term debt on favorable terms prior to maturity, we may be required to utilize our cash reserves or obtaining alternative financing.

As partial consideration for the repurchase of all our previously outstanding shares of Series B Preferred Stock form CVC California LLC, we issued CVC a promissory note in the principal amount of $5.8 million which is due and payable in January 2014. We are currently seeking additional debt financing to allow us to refinance and repay the promissory note on or prior to its maturity date. If we are unable to obtain additional debt financing on terms that we deem acceptable, we may have to use a significant portion of our current and anticipated cash to repay the CVC promissory note. In such event, our liquidity may be adversely affected. If we do not have sufficient cash or debt financing to repay the promissory note when due, we may be forced to pursue alternative debt or equity financing structures, which could have an adverse effect on our capital structure and the market price for our common stock.

Item 6.     Exhibits

Exhibit No.	Description
10.13

Securities Redemption Agreement dated July 12, 2013 among Talon International, Inc., CVC California, LLC, Lonnie D. Schnell and Larry Dyne. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2013.

10.14

$5,800,000 Promissory Note dated July 12, 2013 issued by Talon International, Inc. in favor of CVC California, LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2013.

10.15

Subscription Agreement dated July 12, 2013 between Talon International, Inc. and Kutula Holdings Ltd. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2013.

10.16	Form of Subscription Agreement dated July 12, 2013. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2013.

10.17

Registration Rights Agreement dated July 12, 2013 among Talon International, Inc., Kutula Holdings Ltd., Perrtech Pty Limited, Zipper Holdings, LLC, Fairways Investments, LLC and Manifest Capital, LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 16, 2013.

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

Dated: August 12, 2013	/s/ Lonnie D. Schnell

Lonnie D. Schnell

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Financial Officer)

/s/ James E. Reeder

James E. Reeder

Vice President, Corporate Controller

(Principal Accounting Officer)