Form 10-Q
period 2013-09-30
TALON INTERNATIONAL, INC.
filed 2013-11-12
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013.

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

At November 8, 2013, the issuer had 91,337,217 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,974,977	$8,927,333
Accounts receivable, net	3,525,802	3,635,136
Inventories, net	971,598	730,503
Prepaid expenses and other current assets	561,143	456,460
Total current assets	9,033,520	13,749,432

Property and equipment, net	719,580	763,770
Intangible assets, net	4,270,381	4,279,943
Other assets	215,753	182,671
Total assets	$14,239,234	$18,975,816

Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,426,172	$7,866,662
Accrued expenses	2,916,930	2,023,535
Note payable	5,800,000	-
Current portion of capital lease obligations	657	3,247
Total current liabilities	16,143,759	9,893,444

Deferred income taxes	1,053,860	945,543
Other liabilities	27,920	186,051
Total liabilities	17,225,539	11,025,038

Commitments and contingencies (Note 12)

Series B Convertible Preferred Stock, $0.001 par value; no shares authorized, issued or outstanding at September 30, 2013; 407,160 shares outstanding at December 31, 2012	-	23,979,216

Stockholders’ Equity (Deficit):

Common Stock, $0.001 par value, 100,000,000 shares authorized; 91,913,217 and 23,400,808 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	91,913	23,401
Additional paid-in capital	64,113,369	58,458,731
Accumulated deficit	(67,310,141)	(74,578,052)
Accumulated other comprehensive income	118,554	67,482
Total stockholders’ equity (deficit)	(2,986,305)	(16,028,438)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$14,239,234	$18,975,816

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$13,728,037	$11,288,717	$40,508,751	$33,214,516
Cost of goods sold	9,143,655	7,637,845	27,196,451	22,434,159
Gross profit	4,584,382	3,650,872	13,312,300	10,780,357
Sales and marketing expenses	1,568,257	1,205,552	4,364,742	3,469,024
General and administrative expenses	2,077,100	2,070,088	6,211,057	6,435,569
Total operating expenses	3,645,357	3,275,640	10,575,799	9,904,593

Income from operations	939,025	375,232	2,736,501	875,764
Interest expense, net	10,641	5,950	11,216	47,710
Income before provision for income taxes	928,384	369,282	2,725,285	828,054
Provision for income taxes, net	228,328	182,417	482,161	175,685
Net income	$700,056	$186,865	$2,243,124	$652,369

Series B Preferred Stock liquidation preference increase	(116,029)	(857,877)	(1,914,470)	(2,408,257)
Series B Preferred Stock redemption discount, net	6,939,257	-	6,939,257	-
Net Income (loss) applicable to Common Shareholders	$7,523,284	$(671,012)	$7,267,911	$(1,755,888)

Per share amounts:
Net income per share	$0.01	$0.01	$0.05	$0.03
Net income per share (applicable to) redeemed from Preferred Stock	0.08	(0.04)	0.11	(0.11)
Basic net income (loss) per share applicable to Common Shareholders	$0.09	$(0.03)	$0.16	$(0.08)
Diluted net income (loss) per share applicable to Common Shareholders	$0.09	$(0.03)	$0.15	$(0.08)
Weighted average number of common shares outstanding – Basic	82,946,352	22,911,678	44,297,109	22,141,684
Weighted average number of common shares outstanding – Diluted	86,379,163	22,911,678	47,870,968	22,141,684

Net income	$700,056	$186,865	$2,243,124	$652,369
Other comprehensive income (loss) from foreign currency translation	21,221	(24,414)	51,072	(10,728)
Total comprehensive income	$721,277	$162,451	$2,294,196	$641,641

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$2,243,124	$652,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	370,751	401,141
(Gain) from disposal of equipment	(232)	(67,576)
Amortization of deferred financing cost	-	17,500
Stock based compensation	385,821	387,973
Deferred income taxes, net	108,317	215,402
Bad debt expense, net	18,809	5,108
Inventory valuation provisions, net	45,952	39,412
Changes in operating assets and liabilities:
Accounts receivable	108,558	(604,654)
Inventories	(286,956)	362,695
Prepaid expenses and other current assets	(99,652)	(247,043)
Other assets.	(32,084)	9,508
Accounts payable and accrued expenses	399,749	771,156
Other liabilities	(158,131)	(201,058)
Net cash provided by operating activities	3,104,026	1,741,933

Cash flows from investing activities:
Acquisitions of intangibles	-	(174,535)
Proceeds from sale of equipment	1,832	168
Acquisitions of property and equipment	(316,215)	(173,464)
Net cash (used in) investing activities	(314,383)	(347,831)

Cash flows from financing activities:
Common stock issuance through Private Placement	5,500,000	-
Private Placement issuance costs	(162,671)	-
Series B Preferred Stock redemption costs	(154,429)	-
Note payable issuance	5,800,000	-
Series B Preferred Stock redemption	(18,800,000)	-
Payment of notes payable to related parties	-	(240,957)
Payment of other notes payable	-	(66,675)
Payment of capital leases	(2,590)	(3,667)
Net cash (used in) financing activities	(7,819,690)	(311,299)
Net effect of foreign currency exchange translation on cash	77,691	(7,098)
Net increase (reduction) in cash and cash equivalents	(4,952,356)	1,075,705
Cash and cash equivalents at beginning of period	8,927,333	5,749,341
Cash and cash equivalents at end of period	$3,974,977	$6,825,046

See accompanying notes to consolidated financial statements.

 TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Supplemental disclosures of cash flow information:

	Nine Months Ended September 30,
	2013	2012
Cash received (paid) during the period for:
Interest paid	$(1,602)	$(2,545)
Interest received	$3,256	$3,041
Income tax paid, net (principally foreign)	$(106,015)	$(184,981)
Non-cash financing activities:
Series B preferred stock liquidation preference increase	$(1,914,470)	$(2,408,257)
Series B preferred stock redemption discount	$7,093,686	$-
RSU’s settlement in common stock	$7,401	$2,400
Interest accrued on notes payable	$-	$1,540
Effect of foreign currency translation on net assets	$51,072	$(10,728)
Non-cash investing activities:
Equipment exchanged for manufacturing services	$-	$67,632
Capital lease terminations	$-	$9,802

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

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectability of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts and that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified. Bad debt expense (recovery), net on accounts receivable for the three and nine months ended September 30, 2013 was $(2,050) and $18,809, respectively. Bad debt expense (recovery), net on accounts receivable for the three and nine months ended September 30, 2012 was $(8,265) and $5,108, respectively

Fair Value Measurements

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses, note payable and other liabilities. The book value of the financial instruments is representative of their fair values. In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At September 30, 2013 and December 31, 2012, cash equivalents consisted of money market funds measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $955,000 and $2,230,000, respectively.

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

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other - Testing Indefinite-lived Intangible Assets for Impairment.”  The updated guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not that an impairment exists, then the company is required to estimate the fair value of the indefinite-lived intangible assets and perform a quantitative impairment test in accordance with ASU 350-30. The updated guidance was effective for annual and interim indefinite lived intangibles asset impairment tests performed for fiscal years, and interim periods within those years, beginning after September 15, 2012.  Early adoption was permitted as of a date before July 27, 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. We completed the required assessment at September 30, 2013 and December 31, 2012, and noted no impairment. Consequently, no impairment charges were recorded.

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

During the quarter ended March 31, 2012 the Company completed the acquisition from Pro-Fit and related parties of all U.S. patents, and applications, rights and technology associated with the stretch waistband technology that was formerly exclusively licensed under the License Agreement, and the License Agreement was terminated. During the quarter ended September 30, 2012 the Company also acquired other intellectual property related to accessory components used with a variety of apparel products. The total purchase price and related fees for all intangibles acquired in 2012 totaled $178,722, and is amortized based on the estimated useful lives between 10 and 17 years. Amortization expense for intangible assets was $3,271 and $9,562 for the three and nine months ended September 30, 2013, respectively. Amortization expense for intangible assets was $3,249 and $6,140, respectively for the three and nine months ended September 30, 2012.

Intangible assets as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012

Tradename	$4,110,751	$4,110,751

Intellectual property rights and exclusive license	178,722	178,722
Accumulated amortization	(19,092)	(9,530)
Intellectual property rights, net	159,630	169,192
Intangible assets, net	$4,270,381	$4,279,943

Convertible Preferred Stock

On July 12, 2013 the Company entered into a Securities Redemption Agreement (the “Redemption Agreement”) with CVC California, LLC (“CVC”). Pursuant to the Redemption Agreement, the Company repurchased from CVC all of the 407,160 outstanding shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) for an aggregate purchase price of $18,800,000, which purchase price was paid by delivery of $13,000,000 in cash and the issuance to CVC of a promissory note in the principal amount of $5,800,000 (the “Promissory Note”). As of the date of the transaction, the total value of the Series B Convertible Preferred Stock was $25,893,686, and a redemption discount (net of redemption costs of $154,429) of $6,939,257 was recorded to accumulated deficit on the consolidated balance sheets, and reflected in the earnings per share calculation of net income available to common shareholders.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company reported its conditionally redeemable convertible preferred shares as temporary equity in the mezzanine section of the consolidated balance sheets, in accordance with the guidance enumerated in FASB ASC No. 480-10 “Distinguishing Liabilities from Equity”, FASB ASC No. 210 “Classification and Measurement of Redeemable Securities” and Rule 5-02.28 of Regulation S-X, when determining the classification and measurement of preferred stock.

The Company reported the conversion option of its convertible preferred shares in accordance with FASB ASC No. 470-20, “Debt with Conversion and Other Options”, Accounting for Convertible Securities with Beneficial Conversion Features (“BCF”) or Contingently Adjustable Conversion Ratios.  A convertible financial instrument includes a BCF when the fair market value of the preferred stock is lower than the value of common stock when the preferred stock converts to common stock at the issuance date. The BCF shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in capital.

The convertible preferred shares, which were redeemable preferred securities, were reported at their current liquidation preference amount. Redeemable securities initially are recorded at their fair value minus the BCF and minus preferred stock issuance costs, and then are subsequently adjusted for changes in the preferred stock value in accordance with the following guidelines:

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest Expense, net – Interest expense reflects the cost of borrowing. Interest expense for the three and nine months ended September 30, 2013 totaled $11,800 and $14,472 respectively. Interest expense for the three and nine months ended September 30, 2012 totaled $7,288 and $50,751, respectively. Interest income consists of earnings from cash held in interest bearing accounts. For the three and nine months ended September 30, 2013 the Company recorded interest income of $1,159 and $3,256, respectively. For the three and nine months ended September 30, 2012 the Company recorded interest income of $1,338 and $3,041, respectively.

Foreign Currency Translation

The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for the Company’s subsidiaries in China and India. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized. Included in accumulated other comprehensive income were a cumulative foreign currency translation gain of $118,554 and $67,482 at September 30, 2013 and December 31, 2012, respectively.

Comprehensive Income

Comprehensive income consists of net income and unrealized income (loss) on foreign currency translation adjustments. The foreign currency translation adjustment represents the net currency translation gains and losses related to our China and India subsidiaries, which have not been reflected in the net income for the periods presented.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.  New Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which sets forth explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for fiscal years, and interim periods beginning after December 15, 2013, with early adoption permitted. The Company adopted ASU 2013-011 as of September 30, 2013 with no impact on the consolidated financial statements.

Note 4. Net Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Net income (loss)	Shares	Per Share Amount
Three Months ended September 30, 2013:

Basic net income per share:
Net income	$700,056	82,946,352	$0.01
Series B Preferred Stock liquidation preference increase prior to redemption	(116,029)		0.00
Series B Preferred Stock Redemption discount, net	6,939,257		0.08
Net income applicable to Common Shareholders	7,523,284	82,946,352	0.09

Effect of Dilutive Securities - Options, Preferred Stock and RSUs	-	3,432,811	-
Diluted net income applicable to Common Shareholders	$7,523,284	86,379,163	$0.09

Three Months ended September 30, 2012:

Basic net income per share:
Net income	$186,865	22,911,678	$0.01
Series B Preferred Stock liquidation preference increase	(857,877)		(0.04)
Net income (loss) applicable to Common Shareholders	(671,012)	22,911,678	(0.03)

Effect of Dilutive Securities - Options, Preferred Stock and RSUs	-	-	-
Diluted net income (loss) applicable to Common Shareholders	$(671,012)	22,911,678	$(0.03)

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Net income (loss)	Shares	Per Share Amount
Nine Months ended September 30, 2013:

Basic net income per share:
Net income	$2,243,124	44,297,109	$0.05
Series B Preferred Stock liquidation preference increase prior to redemption	(1,914,470)		(0.04)
Series B Preferred Stock redemption discount, net	6,939,257		0.15

Net income applicable to Common Shareholders	7,267,911	44,297,109	0.16

Effect of Dilutive Securities - Options, Preferred Stock and RSUs	-	3,573,859	-
Diluted net income applicable to Common Shareholders	$7,267,911	47,870,968	$0.15

Nine Months ended September 30, 2012:

Basic net income per share:
Net income	$652,369	22,141,684	$0.03
Series B Preferred Stock liquidation preference increase	(2,408,257)		(0.11)
Net Income (loss) applicable to Common Shareholders	(1,755,888)	22,141,684	(0.08)
Effect of Dilutive Securities - Options, Preferred Stock and RSUs	-	-	-
Diluted net income (loss) applicable to Common Shareholders	$(1,755,888)	22,141,684	$(0.08)

For the three months ended September 30, 2013, options to purchase 5,595,000 shares of common stock exercisable between $0.04 and $0.20 per share and RSU’s to settle for 1,155,700 common shares were included in the computation of diluted net income per share. Options to purchase 639,600 shares of common stock exercisable between $0.28 and $5.23 per share were outstanding but were not included in the computation of diluted net income per share applicable to common shareholders because they would have an antidilutive effect on the net income per share.

For the nine months ended September 30, 2013, options to purchase 2,355,000 shares of common stock exercisable between $0.04 and $0.11 per share and RSU’s to settle for 1,155,700 common shares were included in the computation of diluted net income per share. Options to purchase 3,879,600 shares of common stock exercisable between $0.08 and $5.23 per share were outstanding but were not included in the computation of diluted net income per share applicable to common shareholders because they would have an antidilutive effect on the net income per share.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On July 12, 2013 the Company entered into the Redemption Agreement with CVC. Pursuant to the Redemption Agreement, the Company repurchased from CVC all of the 407,160 outstanding shares of Series B Preferred Stock for an aggregate purchase price of $18,800,000, which purchase price was paid to CVC by delivery of $13,000,000 in cash and an unsecured Promissory Note in the principal amount of $5,800,000. In order to provide additional funds to complete the redemption of the Series B Preferred Stock, the Company raised $5,500,000 of new equity capital through the sale, in a private placement transaction, of 61,111,109 shares of common stock at a price of $0.09 per share. Additionally, on July 12, 2013, 4,745,600 shares of common stock were issued to reporting persons in settlement of previously vested restricted stock units pursuant to an existing deferral election. For the repurchase of Series B Convertible Preferred Stock, a redemption discount (net of redemption costs) of $6,939,257 was recorded to accumulated deficit on the consolidated balance sheets, and in the earnings per share calculation of net income available to common shareholders.

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

Note 5.     Accounts Receivable

Accounts receivable are included on the consolidated balance sheets net of the allowance for doubtful accounts. The allowance for doubtful accounts at September 30, 2013 and December 31, 2012 was $20,899 and $1,093, respectively.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Inventories consist of the following:

	September 30, 2013	December 31, 2012

Finished goods	$1,216,118	$991,635
Less reserves	(244,520)	(261,132)
Total inventories	$971,598	$730,503

Note 7.     Note Payable

On July 12, 2013 the Company entered into the Redemption Agreement with CVC pursuant to which the Company repurchased all of the 407,160 outstanding shares of Series B Preferred Stock for an aggregate purchase price of $18,800,000. The purchase price was paid to CVC by delivery of $13,000,000 in cash and an unsecured Promissory Note in the principal amount of $5,800,000.

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

Interest expense related to the note payable for the three and nine months ended September 30, 2013 was $12,871, and was included in accrued interest, which is due and payable in full on January 12, 2014.

Note 8.     Debt Facility

The Company originally entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) on June 27, 2007 with Bluefin Capital, LLC (“Bluefin”). Bluefin subsequently assigned its rights and obligations under the Loan Agreement to an affiliate, CVC.  On July 30, 2010, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with CVC in which the Company issued to CVC shares of the Company’s Series B Preferred Stock in payment of all of the outstanding obligations owed by the Company to CVC under the Loan Agreement, (see Note 9). All of the outstanding obligations owed to CVC under the Loan Agreement that became due and payable on July 30, 2010, in the amount of $16,706,685, were converted into Series B Preferred Stock pursuant to the Recapitalization Agreement. These obligations consisted of outstanding borrowings and accrued interest of $11,548,098 under term notes, and $5,158,587 under a revolving credit note.

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

Interest expense related to the debt facility for the three months ended September 30, 2012 was $6,667, and composed of amortization of deferred financing costs of $2,500 and commitment fee expense of $4,167. Interest expense related to the debt facility for the nine months ended September 30, 2012 was $46,667, and composed of amortization of deferred financing costs of $17,500 and commitment fee expense of $29,167.

Note 9.     Series B Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Series B Convertible Preferred Stock Redemption and Private Placement of Common Stock

On July 12, 2013 the Company entered into the Redemption Agreement with CVC and repurchased from CVC all of the 407,160 previously outstanding shares of Series B Preferred Stock (described below) for an aggregate purchase price of $18,800,000, which purchase price was paid by delivery to CVC of $13,000,000 in cash an unsecured Promissory Note in the principal amount of $5,800,000. Pursuant to the Redemption Agreement, the Stockholder’s Agreement with CVC, and with Lonnie D. Schnell, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of the Company, and Larry Dyne, President of the Company was terminated. In order to provide additional funds to complete the redemption of the Series B Preferred Stock, the Company raised $5,500,000 of new equity capital through the sale, in a private placement transaction, of 61,111,109 shares of common stock at a price of $0.09 per share. The closing of the private placement was expressly conditioned upon the contemporaneous closing of the transactions under the Redemption Agreement.

The redemption of the Series B Preferred Stock eliminated the Company’s preferred stock liquidation preference obligation of $25,893,686, which had entitled the preferred shareholders to payment of the preference amount before payment to the common stockholders. The liquidation preference was scheduled to increase to $40,704,105 in 2016, the time which the preferred shares would have become mandatorily redeemable. The Company now has only common shares outstanding.

In connection with the redemption in full of the Series B Preferred Stock, CVC representative on the Company Board of Directors, Mark Hughes resigned from Board of Directors effective July 12, 2013.

As a result of the redemption, on July 12, 2013 a total of 4,745,600 shares of common stock were issued to the Company’s executive management team upon settlement of previously vested RSU’s pursuant to the 2010 deferral elections.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes Series B Preferred Stock activity for the three and nine months ended September 30, 2013:

Series B Preferred Stock as of December 31, 2012	$23,979,216

Series B Preferred Stock liquidation preference increase for the six months ended June 30, 2013	1,798,441

Series B Preferred Stock as of June 30, 2013	25,777,657

Series B Preferred Stock liquidation preference increase for July 1-July 12, 2013	116,029

Series B Preferred Stock as of July 12, 2013 per original redemption value	25,893,686

Series B Preferred Stock redemption discount	(7,093,686)

Series B Preferred Stock before the Redemption	18,800,000

Series B Preferred Stock Redemption on July 12, 2013	(18,800,000)

Series B Preferred Stock as of September 30, 2013	$-

Following the redemption of the Series B Preferred Stock, the Company amended the Corporation’s Certificate of Incorporation to eliminate all of the Series A Preferred Stock (none of which were outstanding) and to eliminate all of the Series B Convertible Preferred Stock, all of which had been redeemed.

Series B Convertible Preferred Stock Original Issuance

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

●

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

The Company applied the guidance enumerated in FASB ASC No. 480 “Distinguishing Liabilities from Equity”, FASB ASC No. 210 “Classification and Measurement of Redeemable Securities” and Rule 5-02.28 of Regulation S-X, when determining the classification and measurement of preferred stock. The Company classifies conditionally redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within the control of the Company, as temporary equity in the mezzanine section of the consolidated balance sheet. The Series B Preferred Stock was redeemable at the option of the holders after the sixth anniversary of issuance, which was not within the control of the Company.

The Company determined that there were no embedded features that would require separate reporting as derivative instruments. Therefore, the Company evaluated the conversion option of the convertible preferred shares under FASB ASC No. 470-20, “Debt with Conversion and Other Options”, Accounting for Convertible Securities with Beneficial Conversion Features (“BCF”) or Contingently Adjustable Conversion Ratios.  A convertible financial instrument includes a BCF if the fair value of the instrument is lower than the fair value of shares of the common stock it is convertible into on the issuance date.  The BCF shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of the conversion feature to additional paid-in capital. The Company recorded a BCF value of $1,283,343 in connection with the issuance of the Series B Preferred Stock on July 30, 2010.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Series B Preferred Stock was initially recorded at the fair value of $17,277,600 as of July 30, 2010, reduced by the BCF ($1,283,343) as stated above and stock issuance costs ($190,744), for a net value of $15,803,513 as of July 30, 2010. The value of the Series B Preferred Stock was adjusted as follows as a consequence of its redemption features and the following approach was implemented by the Company:

●

The Series B Preferred Stock was not redeemable by the holders, but it was probable that the preferred stock could become redeemable due to the redemption option available to the preferred stock holders on July 30, 2016. Changes in the redemption value were recognized immediately as they occurred, and the carrying amount of the instrument was adjusted to equal the redemption value at the end of each reporting period. This method viewed the end of the reporting period as if it were also the redemption date for the Series B Preferred Stock. Accordingly, the adjustment of $903,172 to record the preferred stock at its redemption value (“Original issue discount”) was charged against the preferred stock carrying value and retained earnings during the year ended December 31, 2010. In addition, the resulting increase in the carrying amount of the Series B Preferred Stock reduced the income applicable to common shareholders reported in the calculation of earnings per share.

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

Pursuant to the Redemption Agreement entered into on July 12, 2013, the Stockholders Agreement was terminated.

On November 8, 2013, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized to be issued by the Company from 100,000,000 to 300,000,000. The stockholders approved an amendment to the Company’s Certificate of Incorporation to allow for a reverse split of the Company’s outstanding shares of common stock as described in the proxy statement, when and if the Board of Director’s determines that such action is appropriate.

Private Placement of Common Stock

In order to provide additional funds necessary for the redemption of the Series B Preferred Stock, on July 12, 2013 the Company raised $5,500,000 of new equity capital through the offer and sale, in a private placement transaction, of 61,111,109 shares of the Company’s common stock at a price of $0.09 per share. The closing of the private placement was expressly conditioned upon the contemporaneous closing of the transactions under the Redemption Agreement. The closing price of the Company's common stock was $0.058 per share on Friday, July 12, 2013, the last trading day prior to public announcement of the equity financing and redemption transactions.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At the closing of the private placement, the Company entered into a series of Subscription Agreements (the “Subscription Agreements”) with each of the purchasers. The Subscription Agreement entered into with Kutula Holdings Ltd. (“Kutula”) grants Kutula the right to nominate one member of the Company’s Board of Directors, so long as Kutula continues to hold at least 15,500,000 of the shares (as adjusted for stock splits and the like) purchased pursuant to its Subscription Agreement, subject to certain disclosure requirements and other limitations.

The Company also entered into a Registration Rights Agreement with the investors in the transaction (the “Registration Rights Agreement“). The Registration Rights Agreement provides for demand registration rights, such that upon the demand of holders of at least 25% of the shares issued in the private placement and subject to certain conditions, the Company will file a registration statement covering the shares issued in the private placement and requested to be included in such registration. The Registration Rights Agreement also provides certain piggyback rights, in which the holders of shares acquired in the private placement have the right to include those shares in a Company-initiated registration.

Note 10.     Stock-Based Compensation

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

Stock Options

As of September 30, 2013, the Company’s 2008 Stock Incentive Plan, as amended in November 2010, which was approved by the Company’s stockholders, authorized up to 4,810,000 shares of common stock that may be issued pursuant to awards granted under the plan. On November 8, 2013, the Company’s stockholders approved an amendment to the Company’s 2008 Stock Incentive Plan to increase from 4,810,000 to 15,000,000 the number of shares of common stock that may be issued pursuant to awards thereunder.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Options to purchase 400,000 shares of common stock were granted under the Stock Incentive Plans during the three months ended September 30, 2013 and no options were granted during the three months ended September 30, 2012. Options to purchase 400,000 and 630,000 shares of common stock were granted under the Stock Incentive Plans during the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the Company had $158,409 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the weighted average period of 1.3 years. As of September 30, 2012, unamortized stock-based compensation expense related to options issued to employees and directors was $95,324, which was to be recognized over the weighted average period of approximately 2.0 years.

The following table summarizes the activity in the Company’s share based plans during the nine months ended September 30, 2013.

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Employees and Directors
Options outstanding - January 1, 2013	6,372,100	$0.21
Granted	-	$-
Cancelled	(287,500)	$0.87
Options outstanding - June 30, 2013	6,084,600	$0.18
Granted	400,000	$0.28
Cancelled	(250,000)	$0.07
Options outstanding - September 30, 2013	6,234,600	$0.19

Restricted Stock Units (RSU’s)

On July 30, 2010, the Company awarded each of Lonnie Schnell and Larry Dyne a restricted stock unit award (an “RSU Award”) for 5,778,500 shares of the Company’s common stock. Each RSU Award vested 50% on August 30, 2011, and 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to partial acceleration of vesting as part of the executives’ severance benefits and full acceleration of vesting upon a change in control of the Company. As of July 30, 2010, the RSU’s were valued at $2,263,384, which was reduced by the fair value of the options surrendered by the employees in connection with these grants.

On August 30, 2010, Messrs. Schnell and Dyne elected to defer the settlement in common shares of 5,434,200 RSU’s beyond the vesting dates. On July 12, 2013, 4,745,600 shares of common stock were issued upon settlement of previously vested restricted stock units pursuant to the deferral elections.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below is a breakdown of date, issued common shares upon settlement of vested units under the RSU Awards and the related intrinsic value of these shares:

	Number of RSU’s
	Total	Common	Intrinsic value	Shares
	RSU’s	shares	at the time	remaining
	awarded	issued	of issuance	to be issued

July 30, 2010	11,557,000		$0.196
August 30, 2011		600,000	$0.10
January 30, 2012		900,000	$0.05
July 30, 2012		1,500,000	$0.04
January 30, 2013		1,500,000	$0.04
July 12, 2013		4,745,600	$0.06
July 30, 2013		1,155,700	$0.25
Total at September 30, 2013		10,401,300		1,155,700

As of September 30, 2013, the Company had $150,114 of unamortized stock-based compensation expense related to RSU’s, which will be recognized over the remaining weighted average period of four months.

The following table summarizes RSU’s activity:

				Weighted
				Average
	Number of RSU’s			Grant date
	Unvested	Vested	Total	value per RSU
RSU’s outstanding – December 31, 2012	3,467,100	5,089,900	8,557,000	$0.196
Common stock vested	(1,155,700)	1,155,700	-	$0.196
Common stock issued	-	(1,500,000)	(1,500,000)	$0.196
RSU’s outstanding – June 30, 2013	2,311,400	4,745,600	7,057,000	$0.196
Common stock vested	(1,155,700)	1,155,700	-	$0.196
Common stock issued	-	(5,901,300)	(5,901,300)	$0.196
RSU’s outstanding – September 30, 2013	1,155,700	-	1,155,700	$0.196

 TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11.      Income taxes

Provision for income taxes for the three months ended September 30, 2013 and 2012 was $228,328 and $182,417, respectively. Provision for income taxes for the nine months ended September 30, 2013 and 2012 was $482,161 and $175,685, respectively. The provision for income taxes for the nine months ended September 30, 2013 included the benefit of the elimination of a tax liability of $135,177 recorded in 2007 in connection with a tax position that could have been subject to reversal upon a regulatory review. At March 31, 2013 the time limit for regulatory assessment of the tax position expired and the liability was removed. The provision for income taxes for the nine months ended September 30, 2012 included the elimination of a tax liability of $196,423 also recorded in 2007, for which the time limit for regulatory review had expired.

U.S. deferred income tax benefits and a portion of foreign income tax benefits, were fully reserved and not recorded in the net deferred tax assets primarily because there is not sufficient evidence to determine that the Company will be able to utilize its net operating loss carryforwards to offset future taxable income.

Other tax liabilities were principally associated with foreign withholdings and funds transfers, and income tax payable from our Asia operations. Other tax liabilities as of September 30, 2013 and December 31, 2012 totaled $550,568 and $111,235, respectively, and were included in Accrued Expenses.

Current income taxes receivable were associated with foreign and domestic prepayments and totaled $186,378 and $178,043 as of September 30, 2013 and December 31, 2012, respectively.

Long term deferred income tax liabilities totaled $1,053,860 and $945,543 as of September 30, 2013 and December 31, 2012, respectively. The deferred income tax liability is primarily a tax basis difference related to the Company’s indefinite lived intangible asset.

On July 12, 2013, the Company entered into the Redemption Agreement with its preferred shareholder and completed a private placement transaction in which it sold 61,111,109 shares of Common stock. As consequence of these transactions the Company is currently evaluating the application of I.R.C. Section 382 concerning changes in ownership and the potential impact on the Company’s utilization of the net operating loss carryforwards to offset future taxable income, including the continued appropriateness of the valuation reserves which have been established offsetting this deferred tax asset as a consequence of previous operating losses.

Note 12.     Commitments and Contingencies

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

	Three Months ended September 30, 2013

	Talon	Trim	Tekfit	Consolidated
Net sales	$7,876,046	$5,826,090	$25,901	$13,728,037
Cost of goods sold	5,546,837	3,574,398	22,420	9,143,655
Gross profit	$2,329,209	$2,251,692	$3,481	4,584,382
Operating expenses				3,645,357
Income from operations				$939,025

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months ended September 30, 2012

	Talon	Trim	Tekfit	Consolidated
Net sales	$5,730,650	$5,547,930	$10,137	$11,288,717
Cost of goods sold	4,152,514	3,478,455	6,876	7,637,845
Gross profit	$1,578,136	$2,069,475	$3,261	3,650,872
Operating expenses				3,275,640
Income from operations				$375,232

	Nine Months ended September 30, 2013

	Talon	Trim	Tekfit	Consolidated
Net sales	$23,178,408	$17,289,453	$40,890	$40,508,751
Cost of goods sold	16,319,503	10,845,890	31,058	27,196,451
Gross profit	$6,858,905	$6,443,563	$9,832	13,312,300
Operating expenses				10,575,799
Income from operations				$2,736,501

	Nine Months ended September 30, 2012

	Talon	Trim	Tekfit
Net sales	$17,074,745	$16,124,630	$15,141	$33,214,516
Cost of goods sold	12,292,511	10,112,403	29,245	22,434,159
Gross profit (loss)	$4,782,234	$6,012,227	$(14,104)	10,780,357
Operating expenses				9,904,593
Income from operations				$875,764

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company distributes its products internationally and has reporting requirements based on geographic regions. Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment and intangible) is attributed to countries based on the location of the assets, as follows:

	Three Months Ended		Nine Months Ended
Sales:	September 30,		September 30,
Country / Region	2013	2012	2013	2012

United States	$1,157,394	$1,369,612	$3,065,152	$3,237,883
China	4,322,596	2,634,915	12,209,535	8,279,337
Hong Kong	4,012,930	3,884,128	11,127,379	10,989,010
Other	4,235,117	3,400,062	14,106,685	10,708,286
Total	$13,728,037	$11,288,717	$40,508,751	$33,214,516

	September 30,	December 31,
	2013	2012
Long-lived Assets:

United States	$4,547,058	$4,551,101
Hong Kong	358,662	419,268
China	84,241	73,344
Total	$4,989,961	$5,043,713

Note 14.      Related Party Transactions

On July 12, 2013, the Company entered into the Redemption Agreement with CVC (our controlling stockholder at the time) and repurchased from CVC all of the 407,160 previously outstanding shares of our Series B Preferred Stock for an aggregate purchase price of $18,800,000, which purchase price was paid by delivery to CVC of $13,000,000 in cash and an unsecured Promissory Note in the principal amount of $5,800,000. Pursuant to the Redemption Agreement, the Stockholder’s Agreement with CVC, and with Lonnie D. Schnell, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of the Company, and Larry Dyne, President of the Company was terminated.

 In connection with the redemption in full of the Series B Preferred Stock, CVC representative on the Company Board of Directors, Mark Hughes, resigned from Board of Directors effective July 12, 2013.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In order to provide additional funds necessary for the redemption of the Series B Preferred Stock, the Company raised $5,500,000 of new equity capital through the sale, in a private placement transaction, of 61,111,109 shares of common stock at a price of $0.09 per share. The closing of the private placement was expressly conditioned upon the contemporaneous closing of the transactions under the Redemption Agreement. Zipper Holdings, LLC, a company controlled by Mark Dyne, the Chairman of our Board of Directors, acquired 8,333,333 shares of common stock in the private placement. At the closing of the private placement, the Company entered into Subscription Agreements (the “Subscription Agreements”) with each of the purchasers. The Company also entered into a Registration Rights Agreement with the investors in the transaction (the “Registration Rights Agreement“). The Registration Rights Agreement provides for demand registration rights, such that upon the demand of holders of at least 25% of the shares issued in the private placement and subject to certain conditions, the Company will file a registration statement covering the shares issued in the private placement and requested to be included in such registration. The Registration Rights Agreement also provides certain piggyback rights, in which the holders of shares acquired in the private placement have the right to include those shares in a Company-initiated registration.

Note 15.      Subsequent Events

The Company evaluated subsequent events after the balance sheet date of September 30, 2013 through the date of the filing of this report.

On November 8, 2013, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized to be issued by the Company from 100,000,000 to 300,000,000; an amendment to the Company’s Certificate of Incorporation to allow for a reverse split of the Company’s outstanding shares of common stock, when and if the Board of Director’s determine that such an action would be appropriate; and an amendment to the Company’s 2008 Stock Incentive Plan to increase from 4,810,000 to 15,000,000 the number of shares of common stock that may be issued pursuant to awards under the plan.

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

Our Tekfit business provides manufacturers with patented technology, manufacturing know-how, equipment and materials required to produce a stretchable waistband. Sales of this product in recent years have been limited by a licensing dispute. However, we entered into a Settlement Agreement and Release in March 2012 that included an unconditional release from all lawsuits, claims, and liabilities and resulted in our obtaining full ownership to all U.S. patents technology rights and intellectual property. Accordingly, following settlement of the dispute we began to actively expand our marketing and selling efforts of this unique product and brand within the industry.

Recent Developments

On July 12, 2013 we entered into a Redemption Agreement with CVC. Pursuant to the Redemption Agreement, we repurchased from CVC all of the 407,160 outstanding shares of Series B Preferred Stock for an aggregate purchase price of $18,800,000, which purchase price was paid by delivery to CVC of $13,000,000 in cash and an unsecured Promissory Note in the principal amount of $5,800,000.

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

The redemption of the preferred shares removed our liquidation preference obligation of $25.9 million, which entitled the preferred shareholders to payment of the preference amount before payment to the common stockholders. The liquidation preference was scheduled to increase to $40.7 million at the time the preferred shares became mandatorily redeemable in 2016. The removal of this obligation resulted in an immediate benefit to common stockholders of approximately $6.9 million net of related costs of the transaction, and also eliminated the obligation to redeem the Series B Preferred Stock in the future. We now have only common shares outstanding.

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

Results of Operations

The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.6	67.7	67.1	67.5
Gross profit	33.4	32.3	32.9	32.5
Sales and marketing expenses	11.4	10.7	10.8	10.4
General and administrative expenses	15.2	18.3	15.4	19.4
Interest expense, net	0.0	0.0	0.0	0.2
Provision for taxes, net	1.7	1.6	1.2	0.5
Net income	5.1%	1.7%	5.5%	2.0%

Sales

For the three and nine months ended September 30, 2013 and 2012, sales by geographic region based on the location of the customer as a percentage of sales were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Region	2013	2012	2013	2012
United States	8.4%	12.1%	7.6%	9.7%
China	31.5	23.3	30.1	24.9
Hong Kong	29.2	34.4	27.5	33.1
Other	30.9	30.2	34.8	32.3
	100.0%	100.0%	100.0%	100.0%

Sales for the three months ended September 30, 2013 were $13,728,000, an increase of $2,439,000 or 21.6% compared to the same period in 2012. Sales for the nine months ended September 30, 2013 were $40,509,000, an increase of $7,294,000 or 22.0% compared to the same period in 2012. The increases in both periods reflected higher sales to our Specialty Retail Branded customers in the Zipper and Trim segments, and sales to new customers in all three business segments. Our Zipper Products segment increased sales by $2,145,000 and $6,104,000 for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The Trim Products segment increased sales by $278,000 and $1,165,000 for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.

Gross Profit

Gross profit for the three months ended September 30, 2013 was $4,584,000 and 33.4% of sales, reflecting an increase of $934,000 or 25.6% as compared to the same period in 2012. Gross profit for the nine months ended September 30, 2013 was $13,312,000 and 32.9% of sales, reflecting an increase of $2,532,000 or 23.5% as compared to the same period in 2012. The increase in gross profit for the three and nine months ended September 30, 2013 as compared to the same period in 2012 was principally attributable to greater overall sales volumes in all business segments and improved product mix, partially offset by higher manufacturing support, freight and duty costs.

A recap of the change in gross profit for the three and nine months ended September 30, 2013 as compared with the same period in 2012 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	compared to same		compared to same
	period in 2012		period in 2012
	$(1)	%(1)	$(1)	%(1)
Gross profit changes as a result of:
Higher sales volumes	1,006,000	27.5	3,010,000	27.9
Improved mix of products	180,000	4.9	189,000	1.7
Higher freight and duty costs	(77,000)	(2.1)	(215,000)	(2.0)
Higher manufacturing overhead costs	(175,000)	(4.7)	(452,000)	(4.1)
Gross profit change	934,000	25.6	2,532,000	23.5

(1)	Represents the amount or percentage, as applicable, of change in each item in the three and nine months ended September 30, 2013 period as compared to the same period in 2012.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2013 totaled $1,568,000, an increase of $363,000 as compared to same period in 2012. Sales and marketing expenses for the nine months ended September 30, 2013 totaled $4,365,000, an increase of $896,000 as compared to same period in 2012. Sales and marketing expenses increased mainly due to higher sales commissions associated with the higher sales volumes, and due to increased new product development costs.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2013 totaled $2,077,000, or 15.1% of sales, which increased by $7,000 as compared to the same period in 2012. The increase resulted mainly from higher net compensation costs of $161,000 and other cost increases of $13,000, offset by lower legal fees of $113,000 following settlement earlier this year of a legal dispute regarding protection of our trademark filings, and reduced professional services costs of $54,000.

General and administrative expenses for the nine months ended September 30, 2013 totaled $6,211,000, or 15.3% of sales, which was lower by $225,000 as compared to the same period in 2012. The decline resulted mainly from receipt of a settlement of $350,000 for a previous legal dispute regarding intellectual property rights, lower legal fees of $348,000 associated with our efforts to protect worldwide trademark filings, reduced professional services and recruiting expenses of $156,000, offset by higher net compensation costs of $604,000 and other cost increases of $25,000.

Interest expense and interest income

Interest expense for the three and nine months ended September 30, 2013 was $12,000 and $14,000, respectively, as compared to interest expense for the three and nine months ended September 30, 2012 of $7,000 and $51,000, respectively. Interest income for the three and nine months ended September 30, 2013 and 2012 was $1,000 and $3,000, respectively.

A brief summary of interest expense and interest income is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Amortization of deferred financing costs	$-	$3,000	$-	$18,000
Other interest expense	12,000	4,000	14,000	33,000
Interest expense	12,000	7,000	14,000	51,000
Interest income	(1,000)	(1,000)	(3,000)	(3,000)
Interest expense, net	$11,000	$6,000	$11,000	$48,000

Income taxes

Provision for income taxes, net for the three months ended September 30, 2013 and 2012 was $228,000 and $182,000, respectively. Provision for income taxes, net for the nine months ended September 30, 2013 and 2012 was $482,000 and $176,000, respectively. The benefit from income taxes for the nine months ended September 30, 2013 included the elimination of a tax liability of $135,177, recorded in 2007, for a tax position that could have been subject to reversal upon a regulatory review. At March 31, 2013 the time limit for regulatory assessment of the tax position expired and the liability was removed. The benefit from income taxes for the nine months ended September 30, 2012 included the elimination of a tax liability of $196,423 also recorded in 2007, for which the time limit for regulatory review had expired.

Deferred income tax assets, net are not reflected in our financial position, since there has not been sufficient evidence to ensure that it is more likely than not that we will be able to utilize our domestic U.S. operating loss carry forwards (as well as a portion of our foreign net operating loss carry forwards) to offset future taxable income, and accordingly the tax benefit of these losses is offset by a full valuation reserve.

On July 12, 2013 we entered into a Redemption Agreement with our Preferred Shareholder and completed a private placement transaction in which we sold 61,111,109 shares of Common stock. As a consequence of these transactions we are currently evaluating the application of I.R.C. Section 382 concerning changes in ownership and the potential impact this may have on our utilization of the net operating loss carry-forwards to offset future taxable income, including the continued appropriateness of the valuation reserves which have been established offsetting this deferred tax asset as a consequence of previous operating losses.

Liquidity and Capital Resources

The following table summarizes selected financial data at:

	September 30,	December 31,
	2013	2012

Cash and cash equivalents	$3,975,000	$8,927,000
Total assets	$14,239,000	$18,976,000
Current liabilities	$16,144,000	$9,893,000
Long term liabilities	$1,082,000	$1,132,000
Preferred stock	$-	$23,979,000
Stockholders’ equity (deficit)	$(2,986,000)	$(16,028,000)
Total equity and preferred stock	$(2,986,000)	$7,951,000

On July 12, 2013, we entered into a Redemption Agreement and in connection with this preferred stock redemption used $7.5 million of our cash on hand, in addition to $5.5 million of proceeds from the sale of newly issued shares of common stock, to repurchase all of the outstanding preferred shares. In addition to the cash purchase price, we also issued the previous holder of the preferred shares a Promissory Note in the principal amount of $5.8 million that matures in January 2014. We expect to refinance all or part of the $5.8 million Promissory Note issued in connection with the Redemption Agreement prior to its maturity in January 2014. However, there can be no assurance that we will be able to obtain additional debt financing on favorable terms.

Assuming we are able to refinance the $5.8 million Promissory Note on acceptable terms, we believe that our remaining cash and cash equivalents and our anticipated cash flows from our operating activities will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months.

Cash and cash equivalents

Cash and cash equivalents declined by $4,952,000 at September 30, 2013 as compared to December 31, 2012, principally due to our redemption of the Series B Preferred Stock for $18,800,000, net of the proceeds from the sale of common stock of $5,500,000, and the issuance of a note payable of $5,800,000 in conjunction with the redemption and the acquisition of property and equipment of $316,000, offset by the cash provided by operating activities of $3,104,000.

Cash provided by operating activities is our primary recurring source of funds, and reflects the net income from operations excluding non-cash charges, and changes in operating capital. The nine months ended September 30, 2013 and 2012 reflected net cash provided by operating activities of $3,104,000 and $1,742,000, respectively.

The net cash provided by operating activities during the nine months ended September 30, 2013 and 2012 resulted principally from:

	Nine Months Ended
	September 30,
	2013	2012
Net income before non-cash expenses	$3,173,000	$1,651,000
Reduced (increased) inventory	(287,000)	363,000
Reduced (increased) accounts receivable	109,000	(605,000)
Increased accounts payable and accrued expenses	400,000	771,000
Other (reductions) in operating capital	(291,000)	(438,000)
Cash provided by operating activities	$3,104,000	$1,742,000

Net cash used in investing activities for the nine months ended September 30, 2013 and 2012 was $314,000, and $348,000, respectively, due to the acquisition of property and equipment of $316,000 and $173,000, respectively, and the acquisition of intangibles in 2012 of $175,000 offset by proceeds from the sale of equipment in amount of $2,000 and $168 respectively.

Net cash used in financing activities for the nine months ended September 30, 2013 and 2012 was $7,820,000 and $311,000, respectively, reflecting the redemption of Series B Preferred Stock of $18,800,000 net of the proceeds from the sale of stock of $5,500,000 and the issuance of a note payable of $5,800,000 in 2013; the associated costs of issuance for the stock and redemption of the preferred shares of $163,000 and $154,000, respectively in 2013; and payment of notes payable to related parties and other notes payable in the amount of $241,000 and $67,000, respectively during 2012; together with the repayment of borrowings under capital leases during 2013 and 2012 of $2,000 and $3,000, respectively.

We have financed equipment purchases through capital lease obligations. Our equipment financing obligation as of September 30, 2013 was approximately $1,000 and bore interest at rate of 15.4% per annum. Under these obligations, we are required to make monthly payments of principal and interest through November 2013.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at September 30, 2013:

	Payments Due by Period ($)
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 years
Note payable	$5,829,000	5,829,000	$-	$-	$-
Operating leases	3,014,000	1,273,000	1,715,000	26,000	-
Capital lease obligations	1,000	1,000	-	-	-
Total Obligations	$8,844,000	$7,103,000	$1,715,000	$26,000	$-

At September 30, 2013 and December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we do not have any of the risks associated with financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

On July 12, 2013, we entered into the Redemption Agreement with CVC (our controlling stockholder at the time) and repurchased from CVC all of the 407,160 previously outstanding shares of our Series B Preferred Stock for an aggregate purchase price of $18,800,000, which purchase price was paid by delivery to CVC of $13,000,000 in cash and an unsecured Promissory Note in the principal amount of $5,800,000. Pursuant to the Redemption Agreement, the Stockholder’s Agreement with CVC, and with Lonnie D. Schnell, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of the Company, and Larry Dyne, President of the Company was terminated.

 In connection with the redemption in full of the Series B Preferred Stock, CVC representative on the Company Board of Directors, Mark Hughes, resigned from Board of Directors effective July 12, 2013.

In order to provide additional funds necessary for the redemption of the Series B Preferred Stock, we raised $5,500,000 of new equity capital through the sale, in a private placement transaction, of 61,111,109 shares of common stock at a price of $0.09 per share. The closing of the private placement was expressly conditioned upon the contemporaneous closing of the transactions under the Redemption Agreement. Zipper Holdings, LLC, a company controlled by Mark Dyne, the Chairman of our Board of Directors, acquired 8,333,333 shares of common stock in the private placement. At the closing of the private placement, we entered into Subscription Agreements (the “Subscription Agreements”) with each of the purchasers. We also entered into a Registration Rights Agreement with the investors in the transaction (the “Registration Rights Agreement“). The Registration Rights Agreement provides for demand registration rights, such that upon the demand of holders of at least 25% of the shares issued in the private placement and subject to certain conditions, we will file a registration statement covering the shares issued in the private placement and requested to be included in such registration. The Registration Rights Agreement also provides certain piggyback rights, in which the holders of shares acquired in the private placement have the right to include those shares in a Company-initiated registration.

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

●	The net bad debt expense, net and allowances for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Bad debt expense (recovery), net	$(2,000)	$(8,000)	$19,000	$5,000
Allowance for doubtful accounts, Accounts receivable	$21,000	$48,000	$21,000	$48,000

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

●

We record deferred tax assets and liabilities arising from temporary timing differences between recorded net income and taxable net income when and if we believe that future earnings will be sufficient to realize the tax benefit. For those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided. If we determine that we may not realize all of our deferred tax assets in the future, we will make an adjustment to the carrying value of the deferred tax asset, which would be reflected as an income tax expense. Conversely, if we determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would be required to reverse the valuation allowance, which would be reflected as an income tax benefit. A deferred income tax liability related to indefinite lived intangibles should not be offset against deferred income tax assets. We believe that our estimate of deferred tax assets and liabilities and determination to record a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income, which is susceptible to change and dependent upon events that may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on the balance sheet and results of operations. See Note 11 in the accompanying Notes to Consolidated Financial Statements.

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

New Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which sets forth explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for fiscal years, and interim periods beginning after December 15, 2013, with early adoption permitted. We adopted ASU 2013-011 as of September 30, 2013 with no impact on the consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          Risk Factors

Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Except as set forth below, no material change to such risk factors has occurred during the nine months ended September 30, 2013.

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

Dated: November 12, 2013	/s/ Lonnie D. Schnell

Lonnie D. Schnell

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Financial Officer)

/s/ James E. Reeder

James E. Reeder

Vice President, Corporate Controller

(Principal Accounting Officer)