Form 10-K
period 2013-12-31
TALON INTERNATIONAL, INC.
filed 2014-03-24
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Yes[_] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

At June 30, 2013, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,143,166

At March 21, 2014 the issuer had 91,990,747 shares of Common Stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TALON INTERNATIONAL, INC.

Forward Looking Statements

This report and other documents we file with the SEC contain forward looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business or others on our behalf, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Words such as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” “continue,” variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in “Item 1A. Risk Factors.” We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied, or forecast by our forward looking statements. Reference is made in particular to forward looking statements regarding projections or estimates concerning our business, including demand for our products and services, customer acceptance of new products, mix of revenue streams, ability to control or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, international businesses, competitive position, adequate liquidity to fund our operations and meet our other cash requirements, and the global economic environment in general and consumer demand for apparel. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

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

We were incorporated in the State of Delaware in 1997. We were formed to serve as the parent holding company of our consolidated subsidiaries, which became our wholly owned subsidiaries immediately prior to the effective date of our initial public offering in January 1998. Our website is www.talonzippers.com

Our website address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document.

Business Summary

We operate our business within three product groups, Talon, Trim and Tekfit. In our Talon group, we design, engineer, test and distribute zippers under our Talon trademark to apparel brands and manufacturers on a global basis. Talon enjoys brand recognition in the apparel industry worldwide. Talon is a 100-year-old brand, which is known for its quality and product innovation and was the original pioneer of the formed wire metal zipper for the jeans industry, and is a specified and preferred zipper brand for manufacturers in the designer, sportswear and outerwear markets worldwide. We provide multiple lines of high quality custom zippers, including metal, coil and plastic zippers, vintage zippers, and specialty zippers for kids clothing and other fit for purpose applications, all for distribution to apparel manufacturers worldwide, including, China, Taiwan, India, Indonesia, Bangladesh, the Middle East, the European markets, Mexico and Central America. We have sales and marketing teams in most of these areas. We have joint manufacturing arrangements in strategic international local markets to manufacture, finish and distribute our products locally under the Talon brand name. Our manufacturing partners operate under our direct manufacturing and quality assurance oversight, to our manufacturing specifications and quality standards, using only Talon approved and authorized raw materials, resulting in the highest quality finished zippers for our customers in their local markets. Our operating structure allows us to significantly improve the speed at which we serve the market, the service we can provide to our customers, and to effectively expand the geographic footprint of our Talon products.

Our Trim products group acts as a fully-integrated single-source designer, product developer and exclusive supplier for a full range of trim items for manufacturers of fashion apparel. Our business focuses on servicing all of the trim requirements of our customers at the manufacturing and retail brand level of the fashion apparel industry. Our Trim products include essentially all components required to manufacture a garment with the exception of the fabric and the thread. Trim items include labels, buttons, rivets, leather patches, woven labels, heat transfer seals, tapes, ribbons, printed marketing material, polybasic, packing cartons, hangers, et al. Trim items comprise a relatively small part of the cost of most apparel products but comprise the vast majority of components necessary to fabricate and finish a typical apparel product. We offer customers a one-stop outsource service for all zipper and trim related matters. Our teams work with industry merchants, product developers and designers and function as an extension of their staff.

Under our Tekfit brand we supply apparel manufacturers with an advanced, patented fabric technology that creates a stretchable fabric from non-stretchable material. This innovative technology allows the fabric to be altered through the addition of stretch characteristics resulting in greatly improved fit and comfort. Pant manufacturers use this technology to build-in stretch into standard waistbands that does not alter the appearance of the garment, but will allow the waist to stretch out and back by as much as two waist sizes. Use of the stretchable fabric also has applications in shirt collars, hats and virtually any garment where added flexibility and comfort is desired.

Our Talon, Trim and Tekfit product teams collaborate with customers on their design vision and present examples of their vision in graphic form for all apparel accessory components. We design the buttons, snaps, hang tags, labels, zippers, zipper pulls and other items to meet the customers’ needs. Once our customer selects the designs they prefer, our sourcing and production teams coordinate with our manufacturing partners worldwide to ensure the best manufacturing solution for the items being produced. The proper manufacturing solution is a critical part of the expertise and service we provide to customers. Selecting the best facility to ensure timely production, the proper finishes, or other material needs or manufacturing techniques to be used is critical. We offer customers a depth and breadth of knowledge in the manufacturing of these products that our customers cannot otherwise achieve. We are consistently innovating new items, manufacturing techniques and finishes; introducing many new, fresh and unique ideas to our customers. Once our customers make a final decision on the accessories that will be used on their garments, we are typically identified as the sole or preferred source supplier for the project, and our customer’s factories are then directed to purchase the products directly from us. Throughout the garment manufacturing process, we consistently monitor the timing and accuracy of the production items until finally delivered to our customers' apparel factories.

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

Tekfit - We market and supply a proprietary stretch waistband and other products using our patented technology. We provide apparel manufacturers with proprietary equipment, custom materials and an advanced, patented fabric technology that allow for the manufacture of stretch characteristics into their standard waistbands resulting in greatly improved fit and comfort. This technology is used to build-in a stretch factor into standard waistbands that does not alter the appearance of the garment, but will allow the fabric to stretch out and back by as much as two waist sizes. Our supply of this product to customers was limited prior to 2013 by a licensing dispute with the technology inventor. In March 2012 we ended the licensing dispute, acquired all U.S. licenses and patents for this product technology, and settled all matters of litigation with the original owner. Following the end of this dispute we proceeded to actively expand our marketing and selling efforts of this unique product and brand within the industry. Consequently, the revenues we derived from the sales of products incorporating the stretch waistband technology were substantially limited for the periods prior to this litigation, and are now just beginning to be reestablished as we advance our marketing and product introductions to major retailers.

 The percentages of total revenue contributed by each of our three primary product groups for the last three fiscal years are as follows:

	Years Ended December 31,
	2013	2012	2011
Product Group Net Sales:
Talon zipper	54.8%	49.4%	54.3%
Trim	45.0%	50.5%	45.7%
Tekfit	0.2%	0.1%	0.0%

Design and Development

Our in-house creative teams produce products with innovative technology and designs that we believe distinguish our products from those of our competitors. We support our skills and expertise in material procurement and product manufacturing coordination with product technology and designs intended to meet fashion demands, as well as cost and functional parameters. An example of this is the Talon KidZip® which is a specialty zipper for children’s apparel engineered to surpass industry established strength and safety standards, while maintaining the fashion image and requirements of today’s apparel demands.

Many specialty design companies with which we compete have limited engineering, sourcing or manufacturing experience, and consequently they create products or designs that often cannot be implemented due to limitations in the manufacturing process, the high expense of required materials, or a lack of functionality in the resulting product. We design products to function within the limitations imposed by the applicable materials and manufacturing framework, while meeting our customers' specialty needs. Using our manufacturing experience, we ensure delivery of quality products and minimize the time-consuming delays that often arise in coordinating the efforts of independent design houses and manufacturing facilities. By supporting our material procurement and product manufacturing services with design services, we reduce development and production costs and deliver products to our customers sooner than many of our competitors. Our development costs are low, many of which are borne by our customers. Our design teams are based in our U.S. and Asian facilities.

Customers

We have more than 1,000 active customers representing 220 of the world’s best known brands. Our customers include the designated suppliers of well-known apparel retailers and brands, such as, VF Corporation, Victoria’s Secret, Tom Tailor, Fat Face, Abercrombie and Fitch, American Eagle, Polo Ralph Lauren, Phillips-Van Heusen, Super Dry, Eddie Bauer, Babies-R-Us, and Guess among others. Our customers also include contractors for specialty retailers such as Express and mass merchant retailers such as Wal-Mart, Kohl’s, J.C. Penney, and Costco.

For the years ended December 31, 2013, 2012 and 2011, our three largest customers combined represented approximately 5%, 6% and 8%, respectively, of consolidated net sales.

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

Intellectual Property Rights and Licenses

We have trademarks as well as patent rights, copyrights, software copyrights and trade names for which we rely on common law protection, including the Talon trademark. Several of our other trademarks are the subject of applications for federal trademark protection through registration with the United States Patent and Trademark Office, including “Talon”, “Tag-It”, “Kidzip” and “Tekfit”. We hold patent rights for several key processes and products including the Tekfit stretchable fabric products, and garment fasteners.

Seasonality

We typically experience seasonal fluctuations in sales volume consistent with the purchase demands of the apparel industry. In most years, these seasonal fluctuations result in lower sales volumes for our business in the first and fourth quarters of each year due to the seasonal buying patterns by the majority of our customers. Sales of our products typically precede the retail sales patterns by 90 to 150 days. The apparel retailers typically experience their highest sales volumes during the fourth quarter in association with year-end holiday purchases. Backlogs of sales orders are not considered material in the industries in which we compete, which reduces the predictability of our sales and reinforces the volatility of these cyclical buying patterns on our sales volume.

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

Employees

As of December 31, 2013, we had approximately 215 full-time employees including 25 in the United States and 190 employees in Asia. Our labor forces are non-union. We believe that we have satisfactory employee and labor relations.

Corporate Governance and Information Related to SEC Filings

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website, www.talonzippers.com (in the “Investor” section, as soon as reasonably practical after electronic filing with or furnishing of such material to the SEC). We make available on our website our (i) stockholder communications policies, (ii) Code of Ethical Conduct and (iii) Employee Complaint Procedures for Accounting and Auditing Matters. These materials are also available free of charge in print to stockholders who request them by writing to: Investor Relations, Talon International, Inc., 21900 Burbank Boulevard, Suite 270, Woodland Hills, CA 91367. Our website address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document.

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

If we lose our larger brand and retail nominations or customers or the customers fail to purchase at anticipated levels, our sales and operating results will be adversely affected.

Our results of operations depend to a significant extent upon the commercial success of our larger brand nominations and customers. If we lose our significant brand nominations, or these customers fail to purchase our products at anticipated levels, or our relationship with these customers or the brands and retailers they serve diminishes, it may have an adverse effect on our results because we may lose a primary source of revenue if these customers choose not to purchase our products or services; we may lose the nomination of the retailer or brand; we may not be able to recoup development and inventory costs associated with this customer; and we may not be able to collect our receivables from them.

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

We may not be able to satisfy the financial covenants in our Credit Agreement and if we cannot, then our lender could declare the debt obligations in default

Our Credit Agreement requires certain covenants, including a minimum level of Adjusted EBITDA (as defined in the Credit Agreement) as discussed in Note 4 of the Notes to Consolidated Financial Statements. If we fail to satisfy the Credit Agreement covenants, the credit agreement could be in default and the outstanding balance could be declared immediately due and payable by the lender.

In the event we anticipate not being able to meet the required covenants, we will either negotiate for changes in the relative covenants or negotiate a waiver with the lender. However, our expectations of future operating results and continued compliance with all debt covenants cannot be assured and our lender’s actions are not controllable by us. If we default under the loan agreement, all amounts due under the loan agreement could be declared immediately due and payable and, unless we are able to secure alternative financing to repay the lender, the lender would have the right to exercise its remedies including enforcement of its lien on substantially all of our assets. Further, if the debt is placed in default, we could be required to reduce our expenses, curtail operations and/or raise capital through the sale of assets, issuance of equity or otherwise.

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

We operate in an industry that is subject to seasonal and operational fluctuations that can significantly impact our results from quarter to quarter. Factors that may influence our quarterly operating results include:

●	The volume and timing of customer orders received during the quarter;

●	The timing and magnitude of customers’ marketing campaigns;

●	The loss or addition of a major customer or of a major retailer nomination;

●	The availability and pricing of materials for our products;

●	The increased expenses incurred in connection with the introduction of new products;

●	Currency fluctuations;

●	Political factors that may affect the expected flow of commerce;

●	Delays caused by third parties; and

●	Changes in our product mix or in the relative contribution to sales of our subsidiaries.

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

Our products are produced under strict supervision and controls to ensure that all materials and manufacturing processes comply with the industry and governmental regulations governing the markets in which these products are sold. However, if these controls fail to detect or prevent non-compliant materials from entering the manufacturing process, our products could cause damages to our customers' products or processes and could also result in fines being incurred. The possible damages, replacement costs and fines could significantly exceed the value of our products and these risks may not be covered by our insurance policies.

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

Currently, we do not operate duplicate facilities in different geographic areas. Therefore, in the event of a regional disruption where we maintain one or more of our facilities, it is unlikely that we could shift our operations to a different geographic region and we may have to cease or curtail our operations in a selected area. This may cause us to lose sales and customers. The types of disruptions that may occur include:

●	Foreign trade disruptions;

●	Import restrictions;

●	Labor disruptions;

●	Embargoes;

●	Government intervention;

●	Natural disasters; or

●	Regional pandemics.

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

To the extent that we fail to adequately update and maintain the hardware and software implementing our integrated systems, our customers may be delayed or interrupted due to defects in our hardware or our source code. In addition, since our software is Internet-based, interruptions in Internet service generally can negatively impact our ability to use our systems to monitor and manage various aspects of our customers' needs. Such defects or interruptions could result in lost revenues and lost customers.

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

We have experienced and may continue to experience major fluctuations in the market price for our common stock.

The following factors could cause the market price of our common stock to decrease, perhaps substantially:

●	The failure of our quarterly operating results to meet expectations of investors or securities analysts;

●	Adverse developments in the financial markets, the apparel industry and the worldwide or regional economies;

●	Interest rates;

●	Changes in accounting principles;

●	Intellectual property and legal matters;

●	Sales of common stock by existing stockholders or holders of options;

●	Announcements of key developments by our competitors; and

●	The reaction of markets and securities analysts to announcements and developments involving our company.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our headquarters are located in the greater Los Angeles area, in Woodland Hills, California. We lease approximately 13,785 square feet of office, warehouse and product development spaces in the U.S. and 38,982 square feet of office, warehouse, product development and showroom spaces within Asia. The lease agreements related to these properties expire at various dates through March 2016. We believe our existing facilities are adequate to meet our needs for the foreseeable future.

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

	High	Low
Year ended December 31, 2013
1st Quarter	$0.08	$0.03
2nd Quarter	0.12	0.05
3rd Quarter	0.40	0.06
4th Quarter	0.46	0.25

Year ended December 31, 2012
1st Quarter	$0.11	$0.05
2nd Quarter	0.09	0.04
3rd Quarter	0.05	0.03
4th Quarter	0.14	0.03

On March 21, 2014 the closing sales price of our common stock as reported on the OTCQB was $0.25 per share. As of March 21, 2014, there were 27 recorded holders of our common stock and approximately 31.3% of our outstanding shares were held by brokers and dealers.

We intend to apply for listing on the NASDAQ Capital Market promptly following our compliance with the applicable initial listing requirements.

Dividends

We have never paid dividends on our common stock. In addition, our credit agreement with Union Bank, N.A. (“Union Bank”) prohibits us from paying dividends without prior approval by the Bank. It is our intention to retain future earnings for use in our business.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2013 through October 31, 2013	-	-	-	-
November 1, 2013 through November. 30, 2013 (1)	576,000	$0.38	-	-
December 1, 2013 through December 31, 2013	-	-	-	-
Total	576,000	$0.38	-	-

(1)

On November 7, 2013, we redeemed 288,000 shares of common stock from each of Lonnie D. Schnell (our Chief Executive Officer, Chief Financial Officer and member of our Board of Directors) and Larry Dyne (our President) at a price of $0.38 per share. These redemptions were made in payment of tax obligations of these executives associated with the settlement in July 2013 of previously granted restricted stock units.

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

	(In thousands except per share data)
	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data:
Talon zippers net sales	$28,756	$22,062	$22,613	$24,517	$21,341
Trim net sales	23,612	22,519	19,048	16,936	17,274
Tekfit net sales	79	20	8	7	61
Total net sales	$52,447	$44,601	$41,669	$41,460	$38,676
Income from operations (1)	$2,757	$995	$1,339	$1,471	$289
Net income (loss) (2)(3)	$9,731	$679	$729	$(1,467)	$(2,693)
Net income (loss) per share	$0.17	$0.03	$0.04	$(0.07)	$(0.13)
Basic net income (loss) per share	$0.26	$(0.12)	$(0.10)	$(0.17)	$(0.13)
Diluted net income (loss) per share	$0.24	$(0.12)	$(0.10)	$(0.17)	$(0.13)
Weighted average shares outstanding – basic	56,213	22,458	20,568	20,291	20,291
Weighted average shares outstanding – diluted	60,555	22,458	20,568	20,291	20,291
Total comprehensive income (loss)(2)(3)	$9,778	$685	$761	$(1,510)	$(2,718)

Consolidated Balance Sheets Data:
Cash and cash equivalents	$3,780	$8,927	$5,749	$2,795	$2,265
Total assets	$20,523	$18,976	$16,358	$13,828	$13,834
Notes payable and capital lease obligations	$5,000	$3	$324	$362	$15,270
Series B Convertible Preferred Stock	$-	$23,979	$20,672	$17,820	$-
Stockholders’ equity (Deficit)	$4,431	$(16,028)	$(13,919)	$(12,801)	$(11,179)

Per Share Data:
Net book value per common share	$0.05	$(0.68)	$(0.66)	$(0.63)	$(0.55)
Common shares outstanding	91,342	23,401	21,001	20,291	20,291

(1)	Income from operations for each fiscal year includes the following items:

	(In thousands)
	2013	2012	2011	2010	2009
Trademark infringement litigation recovery (costs)	$330	$(574)	$-	$-	$-
Related party note receivable recovery (impairment)	-	-	-	275	(200)
Prior years consulting fees	-	-	-	-	(201)
Combined	$330	$(574)	$-	$275	$(401)

(2)

Loss on extinguishment of debt was included in the net loss for the year ended December 31, 2010 in amount of approximately $571,000, see Note 5 in the accompanying Notes to Consolidated Financial Statements.

(3)

Benefit from income taxes, net in the amount of $7,492,000 was recorded on December 31, 2013, arising from the recognition of our net deferred tax assets principally associated with our U.S. operating loss carryforwards.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis is intended to assist the reader in understanding our consolidated financial statements. This management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes. Amounts presented in this report, with the exception of the Consolidated Financial Statements and accompanying Notes to the Financial Statements, are rounded to the nearest thousand dollars, except per share amounts.

Overview

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

Our Tekfit business provides manufacturers with the patented technology, manufacturing know-how, equipment and materials required to produce an expandable waistband. Our supply of this product to customers was limited prior to 2013 by a licensing dispute with the technology inventor. In March 2012 we ended the licensing dispute, and acquired all U.S. licenses and patents for this product technology, and settled all matters of litigation with the original owner. Following the end of this dispute we proceeded to actively expand our marketing and selling efforts of this unique product and brand within the industry. Consequently, the revenues we derived from the sales of products incorporating the stretch waistband technology were substantially limited for the periods prior to this litigation, and are now just beginning to be reestablished as we advance our marketing and product introductions to major retailers.

Recent developments

On July 12, 2013 we entered into a Redemption Agreement with CVC California LLC (“CVC”) and repurchased from CVC all of the 407,160 outstanding shares of Series B Preferred Stock for an aggregate purchase price of $18,800,000. The purchase price was paid by delivery to CVC of $13,000,000 in cash and an unsecured promissory note (“Promissory Note”) in the principal amount of $5,800,000. The Promissory Note accrued interest in the amount of 1% per annum, and was due and payable in full on January 12, 2014. On December 31, 2013, we entered into a Credit Agreement with Union Bank and we used all of the proceeds of $5,000,000 from the Term Note and $800,000 of the proceeds of a Revolving Credit Loan as part of this Credit Agreement to repay the $5,800,000 Promissory Note to CVC.

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

The redemption of the preferred shares removed our liquidation preference obligation of $25,894,000, which entitled the preferred stockholders to payment of the preference amount before any payment to the common stockholders. The liquidation preference was scheduled to increase to approximately $40,700,000 at the time the preferred shares became mandatorily redeemable in 2016. The removal of this obligation resulted in an immediate benefit to common stockholders of approximately $6,939,000 net of related costs of the transaction, and also eliminated the obligation to redeem the Series B Preferred Stock in the future. We now have only common shares outstanding.

On December 31, 2013, we entered into a credit agreement with Union Bank and we used proceeds of the borrowings from Union Bank to repay the $5,800,000 Promissory Note to CVC. The credit agreement we entered into with Union Bank on December 31, 2013 provides for a revolving loan commitment in the amount of up to $3,500,000 (the “Revolving Credit Loan”) and a term loan in the amount of $5,000,000 (the “Term Loan” and together with the Revolving Credit Loan, the “Credit Facilities”). The Revolving Credit Loan consists of revolving loans up to $3,500,000 and a sublimit of letters of credit not to exceed a maximum aggregate principal amount of $1,000,000. Borrowings under the Revolving Credit Loan bear interest at two and one-half percent (2.50%) in excess of Union Bank’s Reference Rate, which is an index rate determined by Union Bank from time to time as a means of pricing certain extensions of credit. The Term Loan bears interest at two and three-quarters percent (2.75%) in excess of the Reference Rate.

For further details on the Redemption and the Credit Facilities, see Notes 4 and 5 in the accompanying Notes to Consolidated Financial Statements.

Results of Operations

Net Sales

For the years ended December 31, 2013, 2012 and 2011, total sales by geographic region based on customer delivery locations were as follows:

	Years Ended December 31,
	2013	2012	2011
Sales:
United States	$4,145,000	$4,495,000	$3,519,000
Hong Kong	14,682,000	14,595,000	14,696,000
China	15,078,000	10,760,000	9,558,000
Bangladesh	2,618,000	2,242,000	2,093,000
Other	15,924,000	12,509,000	11,803,000
Total	$52,447,000	$44,601,000	$41,669,000

 The net sales for the three primary product groups are as follows:

	Years Ended December 31,
	2013	2012	2011
Product Group Net Sales:
Talon zipper	$28,756,000	$22,062,000	$22,613,000
Trim	23,612,000	22,519,000	19,048,000
Tekfit	79,000	20,000	8,000
Total	$52,447,000	$44,601,000	$41,669,000

Net sales are influenced by a number of factors, including demand, pricing strategies, new product launches, competitive products, product supply and foreign exchange rates. See Item 1 “Business” for a discussion of our principal products.

Net sales for the year ended December 31, 2013 were $52,447,000, an increase of $7,847,000 over the net sales for the same period in 2012. The increases reflected higher sales to our specialty retail branded customers in the Zipper and Trim segments, and sales to new brands in all three business segments, as we continue to win approval nominations from retailers and brands for the use of all of our products in their garments. Our Zipper, Trim and Tekfit Products segments increased sales by $6,695,000, $1,093,000 and $59,000, respectively compared to the same periods in 2012.

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

Cost of goods sold and selected operating expenses

The following table summarizes cost of goods sold and selected operating expenses for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands) and the percentage change in such operating expenses as compared to the previous year:

	2013	Change	2012	Change	2011

Sales	$52,447	18%	$44,601	7%	$41,669
Cost of goods sold	35,475	18%	30,140	6%	28,465
% of sales	68%		68%		68%
Sales and marketing expenses	5,889	18%	4,974	17%	4,261
% of sales	11%		11%		10%
General and administrative expense	$8,327	-2%	$8,492	12%	$7,604
% of sales	16%		19%		18%

Cost of goods sold

Cost of goods sold for the year ended December 31, 2013 increased $5,334,000 as compared to the same period in 2012, and represented 68% of sales in each of the years ended December 31, 2013 and 2012.  The increase in the cost of goods sold was the result of higher overall sales volumes of $4,603,000, higher manufacturing overhead costs, inventory obsolescence costs and freight expenses of $906,000, offset by lower direct purchase costs associated with a greater mix of higher-margin products in the Talon and the Trim divisions of $175,000.

Cost of goods sold for the year ended December 31, 2012 increased $1,676,000 as compared to the same period in 2011, and represented 68% of sales in each of the years ended December 31, 2012 and 2011.  The increase in the cost of goods sold was the result of higher overall sales volumes of $1,764,000, higher manufacturing overheads, inventory obsolescence costs and freight expenses of $579,000, offset by lower direct purchase costs associated with a greater mix of higher-margin products in the Talon and the Trim divisions of $667,000.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2013 totaled $5,889,000, an increase of $915,000 as compared to the same period in 2012. Sales and marketing expenses increased mainly due to higher sales commissions associated with the higher sales volumes in the amount of $408,000, and due to increased new product development costs in the amount of $223,000.

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

General and administrative expenses

General and administrative expenses for the year ended December 31, 2013 were $8,327,000 or 16% of sales, a reduction of $165,000 as compared to the same period in 2012. The decline resulted mainly from receipt of a settlement of $350,000 for a previous legal dispute regarding intellectual property rights, lower legal fees of $398,000 mainly associated with our efforts to protect worldwide trademark filings, reduced professional services, recruiting expenses and other cost reductions of $35,000, offset by higher net compensation costs of $618,000.

General and administrative expenses for the year ended December 31, 2012 were $8,492,000 or 19% of sales, an increase of $888,000 as compared to the same period in 2011. Legal fees amounted to $574,000 for a legal dispute regarding intellectual property rights included in our general and administrative expenses for the year ended December 31, 2012. The increase mainly reflects the absence of a non-recurring benefit recorded in 2011 for the expiration and settlement of claims by former suppliers to our discontinued Mexico operations totaling $381,000; increased legal fees of $344,000 to maintain and defend our patent and trademark filings worldwide; and higher professional expenses consisting of fees to third party advisors and board members of $201,000 related to an ad hoc committee of our Board of Directors; offset by cost reductions of $38,000.

Interest expense and interest income

Interest expense for the year ended December 31, 2013 was $30,000, as compared to interest expense of $51,000 for the same period in 2012. Interest income for the year ended December 31, 2013 and 2012 was $4,000.

Interest expense for the year ended December 31, 2012 was $51,000, as compared to interest expense of $128,000 for the same period in 2011. Interest income for the year ended December 31, 2012 and 2011 was $4,000.

Income taxes

Benefit from income taxes, net for the year ended December 31, 2013 was $7,000,000, as compared to a provision for income taxes, net for the year ended December 31, 2012 of $268,000. The benefit from income taxes, net for the year ended December 31, 2013 includes the recognition of our deferred tax assets, net in the amount of $7,492,000 principally associated with our U.S. operating loss carryforwards. Previously these assets were fully offset with a valuation reserve based upon an evaluation of the likelihood of the recovery of these assets. As of December 31, 2013 we concluded that there is now sufficient evidence to ensure that it is more likely than not that we will be able to utilize substantially all of our U.S. operating loss carryforwards. (See Note 8 in the accompanying Notes to Consolidated Financial Statements.) The provision for income taxes for the year ended December 31, 2013 and 2012 also includes the elimination of a tax liability of $135,000 and $196,000, respectively, that was originally established in 2007 in connection with foreign tax positions that could have been subject to reversal upon a regulatory review. The time limit for a regulatory assessment of the tax position expired and the liabilities were removed.

Provision for income taxes for the year ended December 31, 2012 was $268,000, as compared to $486,000 for the year ended December 31, 2011. The provision for income taxes for the year ended December 31, 2012 includes the elimination of a tax liability of $196,000 that was originally established in 2007 in connection with foreign tax positions that could have been subject to reversal upon a regulatory review. At March 31, 2012 the time limit for a regulatory assessment of the tax position expired and the liability was removed. (See Note 8 in the accompanying Notes to Consolidated Financial Statements). During the year ended December 31, 2012, funds transfers from our foreign subsidiaries were lower than in the same period in 2011. Consequently, the provision for income taxes compared to the same period in 2011 reflected lower withholding tax from our Asian operations offset by higher income tax expense due to higher profitability in the foreign subsidiaries.

Provision for income taxes for the year ended December 31, 2011 was $486,000, which included a U.S. charge for foreign taxes arising from intellectual property charges to our foreign operations, a charge for foreign taxes in China arising from collected service fees, a tax provision for Hong Kong operations offset by lower deferred tax assets in Hong Kong, and a U.S. tax basis difference related to our indefinite lived intangible asset. There was not sufficient evidence at that time to determine that it was more likely than not that we would be able to utilize our net operating loss carryforwards to offset future taxable income and as a result, these deferred tax assets have a full valuation reserve applied against them.

Liquidity and Capital Resources

The following table summarizes selected financial data at the following year end dates:

	December 31,
	2013	2012

Cash and cash equivalents	$3,780,000	$8,927,000
Total assets	$20,523,000	$18,976,000
Current liabilities	$12,706,000	$9,893,000
Long term liabilities	$3,386,000	$1,132,000
Preferred Stock	$-	$23,979,000
Stockholders’ Equity (Deficit)	$4,431,000	$(16,028,000)
Total Equity and Preferred Stock	$4,431,000	$7,951,000

We believe that our existing cash and cash equivalents, our anticipated cash flows from our operating activities, and available borrowings from our Credit Facilities, will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months.

Cash and cash equivalents

Most of our cash is held within various financial institutions globally and as of December 31, 2013 and 2012 there were no restricted cash balances.

Cash and cash equivalents of $3,780,000 at December 31, 2013 declined by $5,148,000 from balances at December 31, 2012, principally due to our redemption of the Series B Preferred Stock, net of the proceeds from the sale of common stock, our borrowings under our Credit Facilities, and the acquisition of property and equipment, offset by the cash provided by operating activities of $3,192,000.

Cash and cash equivalents of $8,927,000 increased by $3,178,000 at December 31, 2012 as compared to December 31, 2011, principally due to net cash provided by operating activities partially offset by the acquisition of property and equipment and intangibles and payments of notes payables.

Cash flows

The following table summarizes our cash flow activity for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$3,192,000	$3,853,000	$3,042,000
Net cash (used in) investing activities	(329,000)	(375,000)	(118,000)
Net cash (used in) financing activities	(8,091,000)	(312,000)	(39,000)
Net effect of foreign currency translation on cash	80,000	12,000	69,000
Net (reduction) increase in cash and cash equivalents	$(5,148,000)	$3,178,000	$2,954,000

Operating Activities

The net cash provided by operating activities is our primary recurring source of funds, and reflects net income from operations, excluding non cash charges and changes in operating capital. The net cash provided by operating activities during the years ended December 31, 2013, 2012 and 2011 resulted principally from:

	Years Ended December 31,
	2013	2012	2011
Net income before non-cash charges	$3,512,000	$1,894,000	$2,521,000
Inventory reductions (increases)	(135,000)	298,000	231,000
Accounts receivable reductions (increases)	36,000	246,000	(392,000)
Accounts payable and accrued expense increases	86,000	1,729,000	1,002,000
Other reductions in operating capital	(307,000)	(314,000)	(320,000)
Cash provided by operating activities	$3,192,000	$3,853,000	$3,042,000

Investing Activities

Net cash used in investing activities for the year ended December 31, 2013 was $329,000, primarily due to the acquisition of property and equipment.

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

Financing Activities

Net cash used in financing activities for the year ended December 31, 2013 was $8,091,000, reflecting the redemption of Series B Preferred Stock of ($13,000,000) offset by the proceeds from the sale of stock of $5,500,000, the borrowings under our Credit Facilities of $6,000,000 and the payment of the Promissory Note of ($5,800,000), the associated issuance costs for the stock ($163,000) and redemption of the preferred shares ($154,000), the ($250,000) payment of financing costs, the redemption of common stock ($219,000), and the repayment of borrowings under capital leases and payments related to tax withholding on exercise of stock options ($5,000).

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

On July 12, 2013 we entered into a Redemption Agreement with CVC California LLC and repurchased from CVC all of the 407,160 outstanding shares of Series B Preferred Stock for an aggregate purchase price of $18,800,000. The purchase price was paid by delivery to CVC of $13,000,000 in cash and an unsecured Promissory Note in the principal amount of $5,800,000. The Promissory Note accrued interest in the amount of 1% per annum, and was due and payable in full on January 12, 2014. On December 31, 2013, we entered into a credit agreement with Union Bank and we used all of the proceeds of $5,000,000 from the Term Note and $800,000 of the proceeds of a Revolving Credit Loan as part of this Credit Agreement to repay the $5,800,000 Promissory Note to CVC.

The credit agreement we entered into with Union Bank provides for a Revolving Credit Loan in the amount of up to $3,500,000 and a Term Loan in the amount of $5,000,000. The Revolving Credit Loan consists of revolving loans up to the $3,500,000 and a sublimit of letters of credit not to exceed a maximum aggregate principal amount of $1,000,000. Borrowings under the Revolving Credit Loan bear interest at two and one-half percent (2.50%) in excess of Union Bank’s Reference Rate, which is an index rate determined by Union Bank from time to time as a means of pricing certain extensions of credit. We paid $250,000 in financing costs associated with the credit agreement.

The credit agreement contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to us and to our subsidiaries, which are customary for credit facilities of this type including maintaining a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.00 as of the close of each fiscal quarter and an Adjusted EBITDA (as defined in the credit agreement) of at least $2,750,000 as of the close of each fiscal quarter, for the 12-month period ended as of the last day of the quarter.

The payment and performance of all indebtedness and other obligations under the Credit Facilities, are secured by liens on substantially all of our assets pursuant to the terms and conditions of one or more Security Agreements and guaranties duly executed by us and our principal operating subsidiaries including Tag-It, Inc., Talon Technologies, Inc., and Tag-It Pacific Limited.

As of December 31, 2013, we had outstanding borrowings of $6,000,000 under our Credit Facilities and $1,074,000 in available borrowings.

We have satisfied our working capital requirements primarily through cash flows generated from operations and borrowings under our credit facilities. As we continue to expand globally with our apparel manufacturing in offshore locations, our customers are substantially all foreign-based and foreign-owned entities. We continue to evaluate both financing and equity options to provide capital if needed to fund our expansion and on-going operations. If we experience greater than anticipated reductions in sales, we may need to borrow or raise additional capital, or further reduce the scope of our business in order to fund our on-going operations or to satisfy our future short-term operating requirements. The extent of our future long-term capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of possible acquisitions, and our expansion into foreign markets. Our need for additional long-term financing may include the integration and expansion of our operations to exploit our rights under our Talon and Tekfit trade names, and the expansion of our operations in the Asian and European markets. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we may need to raise debt or equity financing in order to provide for our operations.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2013 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period ($)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Revolving credit loan	$1,000,000	$1,000,000	$-	$-	$-
Term loan payable	5,468,000	1,924,000	3,544,000	-	-
Operating leases	1,162,000	732,000	425,000	5,000	-
Total Obligations	$7,630,000	$3,656,000	$3,969,000	$5,000	$-

Off-Balance Sheet Arrangements

At December 31, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

For a description of certain transactions to which we were or will be a party, and in which any director, executive officer, or stockholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest, see Item 13, “Certain Relationships and Related Transactions and Director Independence,” in Part III of this Report.

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

Critical accounting policies are those that are important to the portrayal of our financial condition and results of operations, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

●

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. The bad debt expenses, recoveries and allowances for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Years ended December 31,
	2013	2012	2011
Bad debt expense (recovery), accounts receivable	$42,000	$(33,000)	$28,000
Allowance for doubtful accounts, accounts receivable	$42,000	$1,000	$53,000

●

Inventories are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market value and are all substantially finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead costs. Inventory is evaluated on a continual basis and reserve adjustments are made based on management’s estimate of future sales value, if any, of specific inventory items. Inventory reserves are recorded for damaged, obsolete, excess, impaired and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. Inventory reserve is reduced by the disposition of inventory and write-off of reserved inventory, and increased by additions to the reserve for slow moving inventory. The inventory valuations provisions and allowances for inventory valuation reserves for the years ended December 31, 2013, 2012 and 2011 are as follows. The net recovery in 2011 resulted mainly due to sale of legacy zippers held in inventory, which were previously reserved:

	Years ended December 31,
	2013	2012	2011
Inventory valuation provisions, net	$65,000	$48,000	$(36,000)
Allowance for inventory valuation reserves	$230,000	$261,000	$485,000

●

We record deferred tax assets and liabilities arising from temporary timing differences between recorded net income and taxable net income when and if we believe that future earnings will be sufficient to realize the tax benefit. For those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided. If we determine that we may not realize all of our deferred tax assets in the future, we will make an adjustment to the carrying value of the deferred tax asset, which would be reflected as an income tax expense. Conversely, if we determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would be required to reverse the valuation allowance, which would be reflected as an income tax benefit. A deferred income tax liability related to indefinite lived intangibles should not be offset against deferred income tax assets. We believe that our estimate of deferred tax assets and liabilities and determination to record a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income, which is susceptible to change and dependent upon events that may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on the balance sheet and results of operations. Benefit from income taxes, net in the amount of $7,492,000 was recorded on December 31, 2013, arising from the recognition of our net deferred tax assets principally associated with our U.S. operating loss carryforwards. See Note 8 in the accompanying Notes to Consolidated Financial Statements.

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

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which sets forth explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for fiscal years, and interim periods beginning after December 15, 2013, with early adoption permitted. We adopted ASU 2013-011 as of September 30, 2013 with no impact on the consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our sales are denominated in United States dollars or the currency of the country in which our products originate. We are exposed to market risk for fluctuations in the foreign currency exchange rates for certain product purchases that are denominated in Hong Kong dollars and Chinese Yuan. We do not intend to purchase contracts to hedge the exchange exposure for future product purchases. There were no hedging contracts outstanding as of December 31, 2013. Currency fluctuations can increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in United States dollars in various bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Talon International, Inc.
Woodland Hills, California

We have audited the accompanying consolidated balance sheets of Talon International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule of Talon International, Inc. and subsidiaries, listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Talon International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and comprehensive income and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

 /s/ SingerLewak LLP

SingerLewak LLP Los Angeles, California March 24, 2014

TALON INTERNATIONAL, INC.

Consolidated balance sheets

	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$3,779,508	$8,927,333
Accounts receivable, net	3,576,925	3,635,136
Inventories, net	800,240	730,503
Prepaid expenses and other current assets	973,836	456,460
Total current assets	9,130,509	13,749,432

Property and equipment, net	614,592	763,770
Intangible assets, net	4,267,110	4,279,943
Deferred income tax assets, net	6,050,402	-
Other assets	460,226	182,671
Total assets	$20,522,839	$18,975,816

Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,158,938	$7,866,662
Accrued incentive payments	667,500	332,815
Other accrued expenses	2,213,264	1,690,720
Revolving credit loan	1,000,000	-
Current portion of term loan payable	1,666,667	-
Current portion of capital lease obligations	-	3,247
Total current liabilities	12,706,369	9,893,444

Term loan payable, net of current portion	3,333,333	-
Deferred income tax liabilities	30,388	945,543
Other liabilities	22,169	186,051
Total liabilities	16,092,259	11,025,038
Commitments and contingencies (Note 9)

Series B Convertible Preferred Stock, $0.001 par value; no shares authorized, issued or outstanding at December 31, 2013; 407,160 shares authorized, issued and outstanding at December 31, 2012	-	23,979,216

Stockholders’ Equity (Deficit):
Common Stock, $0.001 par value, 300,000,000 shares authorized; 91,342,215 and 23,400,808 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	91,342	23,401
Additional paid-in capital	64,046,631	58,458,731
Accumulated deficit	(59,822,178)	(74,578,052)
Accumulated other comprehensive income	114,785	67,482
Total stockholders’ equity (deficit)	4,430,580	(16,028,438)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$20,522,839	$18,975,816

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

Consolidated statements of operations AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
Net sales	$52,447,387	$44,600,872	$41,668,507
Cost of goods sold	35,474,536	30,140,471	28,464,741
Gross profit	16,972,851	14,460,401	13,203,766

Sales and marketing expenses	5,889,087	4,974,037	4,260,609
General and administrative expenses	8,326,540	8,491,596	7,603,909
Total operating expenses	14,215,627	13,465,633	11,864,518

Income from operations	2,757,224	994,768	1,339,248
Interest expense, net	25,777	47,308	123,998

Income before provision for income taxes	2,731,447	947,460	1,215,250
Provision for (benefit from) income taxes, net	(6,999,640)	268,113	486,117
Net income	$9,731,087	$679,347	$729,133
Available to Preferred Stockholders:
Series B Preferred Stock liquidation preference increase	(1,914,470)	(3,307,478)	(2,851,274)
Series B Preferred Stock redemption discount, net	6,939,257	-	-
Net income (loss) applicable to Common Stockholders	$14,755,874	$(2,628,131)	$(2,122,141)

Per share amounts:
Net income	$0.17	$0.03	$0.04
Net income (applicable to) redeemed from Preferred Stockholders	0.09	(0.15)	(0.14)
Basic net income (loss) applicable to Common Stockholders	$0.26	$(0.12)	$(0.10)
Diluted net income (loss) applicable to Common Stockholders	$0.24	$(0.12)	$(0.10)
Weighted average number of common shares outstanding - Basic	56,213,272	22,458,185	20,567,640
Weighted average number of common shares outstanding - Diluted	60,554,721	22,458,185	20,567,640

Net income	$9,731,087	$679,347	$729,133
Other comprehensive income - Foreign currency translation	47,303	5,253	31,474
Total comprehensive income	$9,778,390	$684,600	$760,607

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ equity (deficit)

Years Ended December 31, 2013, 2012 and 2011

	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance, January 1, 2011	20,291,433	$20,291	$56,975,314	$30,755	$(69,827,780)	$(12,801,420)
Stock based compensation			961,477			961,477
Foreign currency translation				31,474		31,474
Exercise of stock options	109,375	110	11,920			12,030
RSU’s settlement in common stock	600,000	600	(600)			-
Series B preferred stock liquidation preference increase					(2,851,274)	(2,851,274)
Net income					729,133	729,133
Balance, December 31, 2011	21,000,808	21,001	57,948,111	62,229	(71,949,921)	(13,918,580)
Stock based compensation			513,020			513,020
Foreign currency translation				5,253		5,253
RSU’s settlement in common stock	2,400,000	2,400	(2,400)			-
Series B preferred stock liquidation preference increase					(3,307,478)	(3,307,478)
Net income					679,347	679,347
Balance, December 31, 2012	23,400,808	23,401	58,458,731	67,482	(74,578,052)	(16,028,438)
Stock based compensation			538,781			538,781
Foreign currency translation				47,303		47,303
Series B preferred stock liquidation preference increase					(1,914,470)	(1,914,470)
Series B preferred stock redemption discount					6,939,257	6,939,257
Common stock issued, net	61,111,109	61,111	5,276,218			5,337,329
RSU’s settlement in common stock	7,401,300	7,401	(7,401)			-
Common stock redemption	(576,000)	(576)	(218,304)			(218,880)
Exercise of stock options	4,998	5	(1,394)			(1,389)
Net income					9,731,087	9,731,087
Balance, December 31, 2013	91,342,215	$91,342	64,046,631	$114,785	$(59,822,178)	$4,430,580

Series A Preferred Stock of 250,000 shares were authorized at December 31, 2012 and 2011, with no shares ever issued or outstanding. In 2013 the Company amended the Corporation’s Certificate of Incorporation and eliminated all of the Series A Preferred Stock.

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$9,731,087	$679,347	$729,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	493,981	525,439	605,987
Gain on disposal of equipment	(408)	(67,576)	(38,976)
Amortization of deferred financing cost and debt discounts	-	17,500	30,000
Stock based compensation	538,781	513,020	961,477
Deferred income taxes (benefits), net	(7,358,541)	210,721	240,686
Bad debt expense (recovery)	42,204	(32,718)	28,350
Inventory valuation provisions, net	65,241	48,094	(35,824)
Changes in operating assets and liabilities:
Accounts receivable	36,185	246,483	(391,920)
Inventories	(134,870)	297,928	231,293
Prepaid expenses and other current assets	(117,803)	(140,968)	19,079
Other assets	(26,322)	20,196	21,415
Accounts payable and accrued expenses	86,179	1,728,957	1,001,978
Other liabilities	(163,882)	(193,752)	(361,074)
Net cash provided by operating activities	3,191,832	3,852,671	3,041,604

Cash flows from investing activities:
Proceeds from the sale of equipment	2,325	168	55,000
Capital expenditures	(330,948)	(196,074)	(173,401)
Acquisitions of intangibles	-	(178,722)	-
Net cash used in investing activities	(328,623)	(374,628)	(118,401)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	-	12,030
Payments related to tax withholding on exercise of stock options	(1,389)	-	-
Common stock issued	5,500,000	-	-
Common stock issuance costs	(162,671)	-	-
Series B preferred stock redemption costs	(154,429)	-	-
Series B preferred stock redemption	(13,000,000)	-	-
Common stock redemptions	(218,880)	-	-
Revolving credit loan borrowing	1,000,000	-	-
Term loan payable borrowing	5,000,000	-	-
Financing costs associated with credit facilities	(250,000)	-	-
Payment of promissory note	(5,800,000)	-	-
Payment of capital leases	(3,247)	(4,410)	(6,011)
Payment of notes payable to related parties	-	(240,957)	(44,340)
Payment of other notes payable	-	(66,675)	-
Net cash used in financing activities	(8,090,616)	(312,042)	(38,321)
Net effect of foreign currency exchange translation on cash	79,582	11,991	69,175
Net increase (decrease) in cash and cash equivalents	(5,147,825)	3,177,992	2,954,057
Cash and cash equivalents at beginning of period	8,927,333	5,749,341	2,795,284
Cash and cash equivalents at end of period	$3,779,508	$8,927,333	$5,749,341

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
Supplemental disclosures of cash flow information:

Cash received (paid) during the period for:
Interest paid	$(29,199)	$(2,910)	$(119,951)
Interest received	$4,415	$3,809	$4,190
Income tax paid, net (principally foreign)	$(428,286)	$(331,139)	$(140,148)
Non-cash financing activities:
Series B preferred stock liquidation preference increase	$(1,914,470)	$(3,307,478)	$(2,851,274)
Series B preferred stock redemption discount	$7,093,686	$-	$-
Series B preferred stock redemption through issuance of promissory note	$5,800,000	$-	$-
Restricted stock units settled in common stock	$7,401	$2,400	$600
Interest accrued on notes payable	$-	$1,540	$11,587
Capital lease terminations	$-	$9,802	$-
Effect of foreign currency translation on net assets	$47,303	$5,253	$(31,474)
Non-cash investing activity:
Equipment exchanged for manufacturing services	$-	$67,632	$46,368

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

Organization and Basis of Presentation

Talon International, Inc. is the parent holding company of Tag-It, Inc., a California corporation (“Tag-It”), Talon Technologies, Inc., a California corporation (“Talon Tech”), formerly A.G.S. Stationery, Inc., Tag-It Pacific Limited, a Hong Kong corporation (“Tag-It HK”), Talon Zipper (Shenzhen) Co. Ltd., a China corporation and Talon International Private Limited, an India corporation (collectively, the “Subsidiaries”), all of which are wholly-owned operating subsidiaries of the Company.

All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders’ deficit, if material, and transaction gains and losses, if any, are recorded in the consolidated statement of operations in the period incurred. During 2013, 2012 and 2011, foreign currency translation and transaction gains and losses were not material. The Company does not engage in hedging activities with respect to exchange rate risk.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The accounting estimates that require the Company’s most significant, difficult and subjective judgments include the valuation of allowances for accounts receivable and inventory, the assessment of recoverability of long-lived assets and intangible assets, stock-based compensation and the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions). Actual results could differ materially from the Company’s estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company had approximately $3.4 million and $3.1 million at financial institutions in excess of governmentally insured limits at December 31, 2013 and 2012.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectability of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables or notes receivable to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified. The Company writes off an account when it is considered to be uncollectible. The total allowance for accounts receivable doubtful accounts at December 31, 2013 and 2012 was $41,596 and $1,093, respectively.

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

Inventories consist of the following:

	December 31,
	2013	2012
Finished goods	$1,029,759	$991,635
Less inventory valuation reserves	(229,519)	(261,132)
Total inventories	$800,240	$730,503

Impairment of Long-Lived Assets

The Company records impairment charges when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is measured by assessing the usefulness of an asset or by comparing the carrying value of an asset to its fair value. Fair value is typically determined using quoted market prices, if available, or an estimate of undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of impairment loss is calculated as the excess of the carrying value over the fair value. Changes in market conditions and management strategy have historically caused us to reassess the carrying amount of the Company’s long-lived assets. The Company completed the required assessment as at the end of 2013, 2012 and 2011, and noted no impairment.

Property and Equipment

Property and equipment are recorded at historical cost. Maintenance and repairs are expensed as incurred. Upon retirement or other disposition of property and equipment, the related cost and accumulated depreciation or amortization are removed from the accounts and any gains or losses are included in results of operations.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment consist of the following:

	December 31,		Depreciable Life
	2013	2012	In Years (1)

Furniture and fixtures	$298,956	$295,298		5
Machinery and equipment	819,398	791,354	5	-	10
Software and computer equipment	4,078,347	3,909,233	3	-	5
Leasehold improvements (2)	454,664	436,311
Automobile	-	15,711		4

Cost, total	5,651,365	5,447,907
Less: Accumulated depreciation and amortization	(5,036,773)	(4,684,137)

Property and equipment, net	$614,592	$763,770

(1)	Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives as shown above.

(2)	Depreciated life for leasehold improvements represents the term of the lease or the estimated life of the related improvements, whichever is shorter.

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

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other - Testing Indefinite-lived Intangible Assets for Impairment.”  The updated guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not that an impairment exists, then the company is required to estimate the fair value of the indefinite-lived intangible assets and perform a quantitative impairment test in accordance with ASU 350-30. The updated guidance was effective for annual and interim indefinite lived intangibles asset impairment tests performed for fiscal years, and interim periods within those years, beginning after September 15, 2012.  Early adoption was permitted as of a date before July 27, 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. The Company completed the required assessment as at the end of 2013, 2012 and 2011, and noted no impairment.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the quarter ended March 31, 2012 the Company completed the acquisition from Pro-Fit and related parties of all U.S. patents, applications, trademarks, rights and technology associated with the stretch waistband technology that was formerly exclusively licensed under the License Agreement, and the License Agreement was terminated. During the quarter ended March 31, 2012 the Company also acquired other intellectual property related to accessory components used with a variety of apparel products. The total purchase price and related fees for all intangibles acquired in 2012 totaled $178,722, and is amortized based on the estimated useful lives between 10 and 17 years. Amortization expense for intangible assets for the year ended December 31, 2013 and 2012 was $12,833 and $9,530, respectively.

Intangible assets as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012

Tradename – Talon trademark	$4,110,751	$4,110,751

Intellectual property rights and exclusive license	178,722	178,722
Less: Accumulated amortization	(22,363)	(9,530)
Intellectual property rights, net	156,359	169,192
Intangible assets, net	$4,267,110	$4,279,943

Convertible Preferred Stock

On July 12, 2013 the Company entered into a Securities Redemption Agreement (the “Redemption Agreement”) with CVC California, LLC (“CVC”). Pursuant to the Redemption Agreement, the Company repurchased from CVC all of the 407,160 outstanding shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) for an aggregate purchase price of $18,800,000. The purchase price was paid by delivery of $13,000,000 in cash and the issuance to CVC of a promissory note in the principal amount of $5,800,000 (the “Promissory Note”). As of the date of the transaction, the total value of the Series B Convertible Preferred Stock was $25,893,686, and a redemption discount (net of redemption costs of $154,429) of $6,939,257 was recorded to accumulated deficit on the consolidated balance sheets, and reflected in the earnings per share calculation of net income available to common stockholders. The Promissory Note was subsequently paid at December 31, 2013.

The Company classified its conditionally redeemable convertible preferred shares, which were subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity in the mezzanine section of the consolidated balance sheets, in accordance with the guidance enumerated in FASB ASC No. 480-10 “Distinguishing Liabilities from Equity”, FASB ASC No. 210 “Classification and Measurement of Redeemable Securities” and Rule 5-02.28 of Regulation S-X, when determining the classification and measurement of preferred stock.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluated the conversion option of its convertible preferred shares in accordance with FASB ASC No. 470-20, “Debt with Conversion and Other Options”, Accounting for Convertible Securities with Beneficial Conversion Features (“BCF”) or Contingently Adjustable Conversion Ratios.  A convertible financial instrument includes a BCF when the fair market value of the preferred stock is lower than the value of common stock when the preferred stock converts to common stock at the issuance date. The BCF is recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in capital.

The convertible preferred shares, which were redeemable preferred securities, were reported at their then current liquidation preference amount. Redeemable securities initially are recorded at their fair value minus the BCF and minus preferred stock issuance costs, and then were subsequently adjusted for changes in the preferred stock value in accordance with the following guidelines:

●

When an equity instrument is not currently redeemable, but it is probable that the equity instrument will become redeemable (for example, when the redemption depends solely on the passage of time), then changes in the redemption value are recognized as they occur, and the carrying amount of the instrument is adjusted to equal the current redemption value. An increase in the carrying amount of the instrument reduces income available to common stockholders in the calculation of earnings per share.

●

When the liquidation preference increases on preferred shares, it is added to the preferred stock carrying amount, and reduces income available to common stockholders in the calculation of earnings per share.

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

The Company believes that its estimate of deferred tax assets and determination to record a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income, which is susceptible to change and dependent upon events that may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on the balance sheet and results of operations. On December 31, 2013 the Company recognised deferred tax assets, net in the amount of $7,491,957 principally associated with our U.S. operating loss carryforwards. As of December 31, 2013, after careful evaluation of the Company’s historical operating results, business operation model, specific cost and income considerations and projected earnings, the Company concluded that there was sufficient evidence to ensure that it is more likely than not that the Company will be able to substantially utilize its U.S. operating loss carryforwards (See Note 8).

On January 1, 2007 the Company adopted the provisions of accounting guidance regarding uncertain income tax positions under ASC 740. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with income tax liabilities. As a result of the implementation of ASC 740, the Company recognized an increase in liabilities for unrecognized tax benefits of approximately $245,800, which was accounted for as an increase in the January 1, 2007 accumulated deficit. The amount subsequently increased due to interest and penalties accrual. During the years ended December 31, 2013 and 2012, the Company recorded an income tax benefit due to the elimination of a tax liability of $135,177 and $196,423, respectively, recorded in 2007 which was associated with tax positions that could have been subject to reversal upon a regulatory review. The time limit for regulatory assessment of the tax liability expired and the liability was removed (See Note 8).

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 718 requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations. Stock-based compensation expense recognized in the Statements of Operations for the years ended December 31, 2013, 2012 and 2011 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1 of the applicable year based on the grant date fair value estimated in accordance with the pro-forma provisions of ASC 718 and compensation expense for the share-based payment awards granted subsequent to January 1 based on the grant date fair value estimated in accordance with the provisions of ASC 718. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the Statements of Operations for 2013, 2012 and 2011 is based on awards expected to vest, ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the years ended December 31, 2013, 2012 and 2011, expected forfeitures are immaterial and as such the Company is recognizing forfeitures as they occur.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Expense and Interest Income – Interest expense reflects the cost of borrowing and amortization of deferred financing costs and discounts. Interest expense for the years ended December 31, 2013, 2012 and 2011 was $30,192, $51,117 and $128,188, respectively. Interest income of $4,415, $3,809 and $4,190 for the years ended December 31, 2013, 2012 and 2011, respectively, consists of earnings from outstanding amounts due to the Company under notes and other interest bearing receivables.

As of March 31, 2012, the Company elected to change its policy on the classification of interest and penalties associated with tax positions originally recorded in 2007 that could be subject to reversal upon a regulatory review. In accordance with accounting guidance under FASB ASC 740 “Income Taxes” regarding uncertain income tax positions, the Company chose to report interest and penalties associated with uncertain tax positions in the provision for (benefit from) income taxes, net instead of interest expense. This presentation is preferable in order to reflect the full impact of the uncertain income tax position into one classification on our Consolidated Statement of Operations and Comprehensive Income. Historical amounts were insignificant. Due to immateriality, the prior periods presented have not been adjusted to apply the new accounting method retrospectively in accordance with FASB ASC 250 “Accounting Changes and Error Corrections” (See Note 8).

Comprehensive Income

Comprehensive income consists of net income and unrealized income on foreign currency translation adjustments. The foreign currency translation adjustment represents the net currency translation gains and losses related to our China and India subsidiaries, which have not been reflected in the net income for the periods presented.

In the first quarter of 2012, the Company adopted FASB ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) and ASU 2011-12, “Comprehensive Income (Topic 220)”, which amended ASC Topic 220, “Comprehensive Income”, and was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company chose the option provided by ASU 2011-05 to present the total of comprehensive income (loss), the components of net income (loss) and the components of other comprehensive income (loss) in a single continuous statement. Adoption of the guidance did not have any impact on our results of operations or financial condition.

Litigation

The Company currently has pending various claims and complaints that arise in the ordinary course of the business. The Company believes that there are meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on its consolidated financial condition if adversely determined against the Company.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB Accounting Standards Codification (“ASC”) No. 820, “Fair Value Measurements and Disclosures” (“ASC 820”). Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses, revolving credit loan, term loan payable and other liabilities. The book value of the financial instruments is representative of their fair values. In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At December 31, 2013 and 2012, cash equivalents consisted of money market fund balances measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $961,000 and $2,230,000, respectively.

The Company adopted the FASB staff position that delayed the guidance on fair value measurements for non-financial assets and non-financial liabilities. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Presentation

In order to facilitate the comparison of financial information, certain amounts reported in the prior year have been reclassified to conform to the current year presentation.

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

NOTE 2 - RELATED PARTY NOTES AND TRANSACTIONS

On July 12, 2013, the Company entered into the Redemption Agreement with CVC, our controlling stockholder at the time, and repurchased from CVC all of the 407,160 previously outstanding shares of our Series B Preferred Stock for an aggregate purchase price of $18,800,000, which purchase price was paid by delivery to CVC of $13,000,000 in cash and the issuance to CVC of an unsecured Promissory Note in the principal amount of $5,800,000 (See Note 4 and Note 5). Pursuant to the Redemption Agreement, the existing Stockholder’s Agreement with CVC, and with Lonnie D. Schnell, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of the Company, and Larry Dyne, President of the Company, was terminated. In connection with the redemption in full of the Series B Preferred Stock, CVC representative on the Company's Board of Directors, Mark Hughes, resigned from the Board of Directors effective July 12, 2013. All obligations under the $5,800,000 Promissory Note due to CVC were paid in full on December 31, 2013.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In order to provide additional funds necessary for the redemption of the Series B Preferred Stock, the Company raised $5,500,000 of new equity capital through the sale, in a private placement transaction, of 61,111,109 shares of common stock at a price of $0.09 per share. The closing of the private placement was expressly conditioned upon the contemporaneous closing of the transactions under the Redemption Agreement. Zipper Holdings, LLC, a company controlled by Mark Dyne, the Chairman of our Board of Directors, acquired 8,333,333 shares of common stock in the private placement. The Company entered into a Registration Rights Agreement with the investors in the transaction (the “Registration Rights Agreement“) that provides for demand registration rights, such that upon the demand of holders of at least 25% of the shares issued in the private placement and subject to certain conditions, the Company will file a registration statement covering the shares issued in the private placement and requested to be included in such registration. The Registration Rights Agreement also provides certain piggyback rights, in which the holders of shares acquired in the private placement have the right to include those shares in a Company-initiated registration. No demands have been made by the holders to register the shares.

Interest expense, interest accrual and interest amount paid related to the notes payable to related parties for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Years Ended December 31,
	2013	2012	2011
Interest expense	$-	$1,015	$9,066
Accrued interest balance	$-	$-	$144,023
Interest paid	$-	$145,038	$20,083

Colin Dyne was a director, officer and significant stockholder of Sequential Brands Group, Inc. through late 2012. He is the brother of both Mark Dyne, the Chairman of the board of directors of the Company and Larry Dyne, the President of the Company. The Company had sales to Sequential Brands Group, Inc. during the year ended December 31, 2011 of $142,530. The Company had no sales to Sequential Brands Group, Inc. in 2012 or 2013.

In November 2009, the Company entered into an agreement with Colin Dyne, to pay a commission on the collected revenues associated with the sales of products to a specific retail brand. The agreement expired during the fourth quarter of 2011. During the year ended December 31, 2011 commissions of $72,640 were earned under this agreement.

NOTE 3 – NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable

On July 12, 2013 the Company entered into the Redemption Agreement with CVC pursuant to which the Company repurchased all of the 407,160 outstanding shares of Series B Preferred Stock for an aggregate purchase price of $18,800,000. The purchase price was paid to CVC by delivery of $13,000,000 in cash and an unsecured Promissory Note in the principal amount of $5,800,000.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2013, the Company entered into a Commercial Credit Agreement (the “Credit Agreement”) with Union Bank, N.A. (“Union Bank”). The Credit Agreement provides for a revolving loan commitment in the amount of up to $3,500,000 (the “Revolving Credit Loan”), consisting of revolving loans and a sublimit of letters of credit not to exceed a maximum aggregate principal amount of $1,000,000. The Credit Agreement also provides for a term loan in the amount of $5,000,000 (the “Term Loan” and together with the Revolving Credit Loan, the “Credit Facilities”). The Company used all of the proceeds of the Term Loan and $800,000 of the proceeds of the Revolving Credit Loan to repay $5,800,000 of the Company’s existing indebtedness to CVC, which was scheduled to mature on January 12, 2014. In addition interest expense relating to the CVC Promissory Note in amount of $27,490 was paid at that date.

Notes payable consists of the following:

	December 31,
	2013	2012

$5,000,000 term loan payable to Union Bank dated December 31, 2013 payable in 36 monthly payments of $138,889 beginning January 31, 2014; interest at a rate per annum of 2.75% in excess of the reference rate, (3.25% as of December 31, 2013)	$5,000,000	$-
Term note payable	5,000,000	-
Less current portion	(1,666,667)	-
Term loan payable, net of current portion	$3,333,333	$-

Future minimum annual payments, including interest, under this term loan payable obligation is as follows:

Years ending December 31,	Amount	Principal	Interest
2014	$1,924,144	$1,666,667	$257,477
2015	1,822,755	1,666,667	156,088
2016	1,721,620	1,666,666	54,954

Total	$5,468,519	$5,000,000	$468,519

Capital Leases

The Company financed one equipment purchase through capital lease obligation, which expired in November 2013. This obligation bore interest at the rate of 15.4% per annum. At December 31, 2013, there were no property and equipment under capital lease obligations. At December 31, 2012, total property and equipment under capital lease obligations and related accumulated depreciation was $10,494.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - DEBT FACILITY

Union Bank Credit Facilities

On December 31, 2013, as discussed in Note 3, the Company entered into a Credit Agreement with Union Bank. that provides for a Revolving Credit Loan commitment in the amount of up to $3,500,000, and a sublimit of letters of credit not to exceed a maximum aggregate principal amount of $1,000,000. Any loans under the Revolving Credit Loan carry interest at two and one-half percent (2.50%) in excess of Union Bank’s “Reference Rate,” which is an index rate determined by Union Bank from time to time as a means of pricing certain extensions of credit. The Credit Agreement also provides for a Term Loan in the amount of $5,000,000. The Term Loan carries interest at a rate per annum equal to two and three-quarters percent (2.75%) in excess of the Reference Rate. The Company paid $250,000 in financing costs associated with the Credit Agreement.

On December 31, 2013, the Company used all of the proceeds of the Term Loan and $800,000 of the proceeds of the Revolving Credit Loan to repay $5,800,000 of the Company’s then existing indebtedness to CVC, which was paid in full. In addition, interest expense relating to the CVC Promissory Note in amount of $27,490 was paid at that date.

The Credit Agreement contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries which are customary for credit facilities of this type including maintaining a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.00 as of the close of each fiscal quarter and an Adjusted EBITDA (as defined in the Credit Agreement) of at least $2,750,000 as of the close of each fiscal quarter, for the 12-month period ended as of the last day of the quarter.

The payment and performance of all indebtedness and other obligations under the Credit Facilities are secured by liens on substantially all of the Company assets pursuant to the terms and conditions of one or more of the Security Agreements and guaranties, duly executed by the Company and its principle operating subsidiaries including Tag-It., Talon Tech., and Tag-It HK.

As of December 31, 2013, the Company had borrowings of $1,000,000 under the Credit Facilities with an additional $1,074,049 available to borrow.

Retired CVC Debt Facility

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Recapitalization Agreement, the Loan Agreement (now fully paid and expired) was amended to extend the maturity date from July 30, 2010 until July 31, 2012, reducing the maximum borrowings available under the Revolver to $3,000,000, and amended various additional terms and conditions of the Loan Agreement. The Company paid CVC a non-refundable fee in the amount of $60,000 in consideration of CVC entering into the July 2010 amendment and making this facility available and paid a $50,000 commitment fee during the third quarter of 2011 to ensure the availability of the Revolver through July 31, 2012. Upon execution of the amendment, CVC waived all prior events of default under the Loan Agreement. Borrowings under the Loan Agreement were secured by all of the Company’s assets.

On July 31, 2012, with no borrowings outstanding, the Loan Agreement expired along with all performance covenants, obligations and liens against any assets of the Company. At December 31, 2011, there were no borrowings under the Revolver portion of the Loan Agreement and no term loans under the Loan Agreement.

Interest expense related to the Loan Agreement for the years ended December 31, 2012 and 2011 was $46,667 and $50,833, respectively, comprised of amortization of deferred financing costs of $17,500 and $30,000, respectively, and commitment fee expense of $29,167 and $20,833, respectively.

NOTE 5 - PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Series B Convertible Preferred Stock Redemption and Private Placement of Common Stock

On July 12, 2013 the Company entered into the Redemption Agreement with CVC and repurchased from CVC all of the 407,160 previously outstanding shares of Series B Preferred Stock (described below) for an aggregate purchase price of $18,800,000. The purchase price was paid by delivery to CVC of $13,000,000 in cash and the issuance to CVC of an unsecured Promissory Note in the principal amount of $5,800,000. Pursuant to the Redemption Agreement, the existing Stockholder’s Agreement with CVC, and with Lonnie D. Schnell and Larry Dyne, was terminated (See Note 2). In order to provide additional funds necessary for the redemption of the Series B Preferred Stock, on July 12, 2013 the Company raised $5,500,000 of new equity capital through the offer and sale, in a private placement transaction, of 61,111,109 shares of the Company’s common stock at a price of $0.09 per share. The closing of the private placement was expressly conditioned upon the contemporaneous closing of the transactions under the Redemption Agreement. The closing price of the Company's common stock was $0.058 per share on Friday, July 12, 2013, the last trading day prior to public announcement of the equity financing and redemption transactions.

The redemption of the Series B Preferred Stock eliminated the Company’s preferred stock liquidation preference obligation of $25,893,686, which had entitled the preferred stockholders to payment of the preference amount before payment to the common stockholders. The liquidation preference was scheduled to increase to $40,704,105 in 2016, the time which the preferred shares would have become mandatorily redeemable. The Company now has only common shares outstanding. The redemption resulted in an immediate benefit to common stockholders of $6,939,257 (comprised of the redemption discount of $7,093,686 net of redemption costs of $154,429).

In connection with the redemption in full of the Series B Preferred Stock, CVC’s representative on the Company Board of Directors, Mark Hughes resigned from the Board of Directors effective July 12, 2013.

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

The following table summarizes the Series B Preferred Stock activity:

Series B Preferred Stock as of December 31, 2010	$17,820,464

Series B Preferred Stock liquidation preference increase	2,851,274

Series B Preferred Stock as of December 31, 2011	20,671,738

Series B Preferred Stock liquidation preference increase	3,307,478

Series B Preferred Stock as of December 31, 2012	23,979,216
Series B Preferred Stock liquidation preference increase for January 1-July 12, 2013	1,914,470
Series B Preferred Stock as of July 12, 2013 per original redemption value	25,893,686

Series B Preferred Stock redemption discount (1)	(7,093,686)

Series B Preferred Stock before the Redemption	18,800,000

Series B Preferred Stock Redemption on July 12, 2013	(18,800,000)

Series B Preferred Stock as of December 31, 2013	$-

(1) Does not include $154,429 of associated redemption costs resulting in a net benefit available to common stockholders of $6,939,257.

Following the redemption of the Series B Preferred Stock, the Company amended the Corporation’s Certificate of Incorporation to eliminate all of the Series B Convertible Preferred Stock, all of which had been redeemed.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Authorized Common Stock and Preferred stock

On November 8, 2013, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized to be issued by the Company from 100,000,000 to 300,000,000. The stockholders approved an amendment to the Company’s Certificate of Incorporation to allow for a reverse split of the Company’s outstanding shares of common stock as described in the proxy statement, when and if the Board of Directors (the Board) determines that such action is appropriate.

In addition, the Company’s Certificate of Incorporation presently authorizes the issuance of 3,000,000 shares of Preferred Stock, having a par value of $0.001 per share.

Eliminated Series B Convertible Preferred Stock

On July 30, 2010, the Company entered into the Recapitalization Agreement with CVC, pursuant to which the Company issued to CVC an aggregate of 407,160 shares of a newly created series of the Company’s preferred stock, designated Series B Preferred Stock, in payment of an aggregate of $16,706,685 owed by the Company to CVC under the Loan Agreement. Certain rights, preferences, privileges and restrictions of the Series B Preferred Stock are summarized below.

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

The Series B Preferred Stock Liquidation Preference increased at the rate of 16% per annum, compounded annually, in the form of a dividend accrual on the Liquidation Preference. The dividend however was only payable in connection with the payment of the Liquidation Preference upon the liquidation, dissolution or winding up of the Company or upon redemption of Series B Preferred Stock, and in each case exchange for the surrender of the Series B Preferred Stock. No portion of the Liquidation Preference or the associated accrued dividends were convertible into common stock, nor would any portion of the Liquidation Preference or the accrued dividends be payable on shares of Series B Preferred Stock in the event of or following the conversion of such shares into common stock.

 TALON INERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

●

The Series B Preferred Stock voted with the common stock as a single class on all matters submitted or required to be submitted to a vote of the Company’s stockholders, with each share of Series B Preferred Stock having a number of votes equal to the number of shares of common stock that may be acquired upon conversion thereof as of the applicable date of determination. Additionally, the Series B Preferred Stock had the right to vote as a separate class with respect to certain matters affecting the Series B Preferred Stock, including but not limited to (a) the creation or issuance of any other class or series of preferred stock, (b) any amendments with respect to the rights, powers, preferences and limitations of the Series B Preferred Stock, (c) paying dividends or distributions in respect of or in redemption of the Company’s common stock or any other junior securities; and (d) certain affiliate transactions. Any such vote shall require the affirmative vote or consent of a majority of the outstanding shares of Series B Preferred Stock.

●

As long as the outstanding Series B Preferred Stock represents 35% or more of the voting shares of the Company, on an as-converted to common stock basis, then (a) our Board of Directors would consist of not more than seven members, (b) the holders of Series B Preferred Stock had the right to elect three directors if the Board has five or fewer total directors, and four directors if the Board has six or seven directors (the directors elected by the Series B Preferred Stock were referred to as the “Series B Directors”), and (c) those members serving on the Board who were not elected by holders of the Series B Preferred Stock had the right to designate all remaining directors. At least two of the Series B Directors were required to be, and remain at all times while serving as a director, an independent director that qualifies for service on the audit committee of a corporation with securities listed on the Nasdaq Stock Market as provided in Nasdaq Marketplace Rule 5605(c)(2) (or any successor thereto). Once the outstanding shares of Series B Preferred Stock represented less than 35% of the voting shares on an as-converted to common stock basis, then the entire Board would thereafter be elected by all stockholders having voting rights, voting as a single class.

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

 TALON INERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company determined that there were no embedded features that would require separate reporting as derivative instruments. Therefore, the Company evaluated the conversion option of the convertible preferred shares under FASB ASC No. 470-20, “Debt with Conversion and Other Options”, Accounting for Convertible Securities with Beneficial Conversion Features (“BCF”) or Contingently Adjustable Conversion Ratios.  A convertible financial instrument included a BCF if the fair value of the instrument was lower than the fair value of shares of the common stock it was convertible into on the issuance date.  The BCF is recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of the conversion feature to additional paid-in capital. The Company has recorded a BCF value of $1,283,343 in connection with the issuance of the Series B Preferred Stock on July 30, 2010.

The Series B Preferred Stock was initially recorded at the fair value of $17,277,600 as of July 30, 2010, reduced by the BCF ($1,283,343) as stated above and stock issuance costs ($190,744), for a net value of $15,803,513 as of July 30, 2010. The value of the Series B Preferred Stock was adjusted as follows as a consequence of its redemption features and the following approach was implemented by the Company:

●

The Series B Preferred Stock was not currently redeemable, but it was probable that the preferred stock would become redeemable due to the redemption option available to the preferred stock holders on July 30, 2016. Changes in the redemption value were recognized immediately as they occured, and the carrying amount of the instrument was adjusted to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the Series B Preferred Stock. Accordingly, the adjustment of $903,172 to record the preferred stock at its redemption value (“Original issue discount”) was charged against the preferred stock carrying value and retained earnings during the year ended December 31, 2010. In addition, the resulting increase in the carrying amount of the Series B Preferred Stock reduced the income applicable to common stockholders reported in the calculation of earnings per share.

●

The annual 16% liquidation preference increase on outstanding preferred shares was accrued each reporting period as an addition to the carrying value of the preferred stock and reduced the income applicable to common stockholders reported in the calculation of earnings per share.

Eliminated Series A Preferred Stock

Following the redemption of the Series B Preferred Stock on July 12, 2013, the Company amended the Corporation’s Certificate of Incorporation to eliminate all of the Series A Preferred Stock (none of which were outstanding).

In October 1998, the Company adopted a stockholder’s rights plan. Under the rights plan the Company distributed one preferred share purchase right for each outstanding share of Common Stock outstanding on November 6, 1998. Upon the occurrence of certain triggering events related to an unsolicited takeover attempt of the Company, each purchase right not owned by the party or parties making the unsolicited takeover attempt would entitle its holder to purchase shares of the Company’s Series A Preferred Stock at a value below the then market value of the Series A Preferred Stock. The rights of holders of the Common Stock would be subject to, and may be adversely affected by, the rights of holders of the share purchase rights, the Series A Preferred Stock and any other preferred stock that may be issued in the future. The stockholder rights plan expired in accordance with its terms in 2008.

 TALON INERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Terminated Stockholders Agreement

Concurrently with the execution of the Recapitalization Agreement, on July 30, 2010, the Company entered into a Stockholders Agreement with CVC, and with Lonnie D. Schnell, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of the Company, and Larry Dyne, President of the Company (“Messrs. Schnell and Dyne”), that provided for certain voting covenants and rights and restrictions with respect to transfers of stock. The Stockholders Agreement was terminated on July 12, 2013 pursuant to the Redemption Agreement entered into on that date with CVC.

NOTE 6—STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees and directors in accordance with FASB ASC 718, “Compensation - Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.

Stock Options

The Company’s 2008 Stock Plan, which was approved by the Company’s stockholders in 2008, authorized up to 2,500,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. On November 19, 2010, the Company’s stockholders approved an amendment to the Company’s 2008 Stock Incentive Plan to increase from 2,500,000 to 4,810,000 the number of shares of common stock that may be issued pursuant to awards thereunder, and on November 8, 2013, the Company’s stockholders approved a further amendment to the Company’s 2008 Stock Incentive Plan to increase from 4,810,000 to 15,000,000 the number of shares of common stock that may be issued pursuant to awards under the plan.

The Company’s 2007 Stock Plan was approved by the Company’s stockholders in 2007, replaced the 1997 Stock Plan and authorizes up to 2,600,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan.

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

Options granted for the years ended December 31, 2013, 2012 and 2011 totaled 400,000, 630,000 and 1,405,000, respectively.

During the year ended December 31, 2013, an employee exercised options to acquire 11,875 shares of common stock under the 2008 Stock Incentive Plan, and 6,877 shares were retained by the Company in payment of the excrcise price of $0.08 per share and the tax associated with the exercise of the options. At the time of exercise, the intrinsic value of the options exercised was $0.34 per share, and the retained shares valued at $2,339.

No options were exercised during the years ended December 31, 2012.

TALON INERNATIONAL, INC.

NOTES TO CONSOLIDTED FINANCIAL STATEMENTS

During the year ended December 31, 2011, a former employee exercised options to acquire 109,375 shares of common stock under the 2008 Stock Incentive Plan. Cash received upon exercise was $12,030 or $0.11 per share. At the time of exercise, the intrinsic value of the options exercised was $0.15 per share.

The following table summarizes all options issued to employees and directors including those issued outside the plan.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - December 31, 2010	5,147,100	$0.35
Granted	1,405,000	$0.10
Exercised	(109,375)	$0.11
Cancelled	(300,625)	$1.79
Options outstanding - December 31, 2011	6,142,100	$0.22
Granted	630,000	$0.05
Cancelled	(400,000)	$0.15
Options outstanding - December 31, 2012	6,372,100	$0.21
Granted	400,000	$0.28
Exercised	(11,875)	$0.08
Cancelled	(538,500)	$0.50
Options outstanding - December 31, 2013	6,221,725	$0.19

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

	Years ended December 31,
	2013	2012			2011
Expected volatility	330%	140%			134	-	138%
Expected term in years	5.3	5.3	-	6.1	5.3	-	6.1
Expected dividends	-	-			-
Risk-free rate	1.5%		2.7%		1.5	-	2.7%

 TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option information under all Stock Plans as of December 31, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Employees and Directors
Outstanding at December 31, 2013	6,221,725	$0.19	5.9	$0.10
Vested and Expected to Vest	6,211,958	$0.19	5.9	$0.10
Exercisable	5,584,224	$0.19	5.6	$0.11

The aggregate intrinsic value of the stock options was calculated as the difference between the exercise price of a stock option and the quoted price of the Company’s common stock at December 31, 2013. It excluded stock options that have exercise prices in excess of the quoted price of the Company’s common stock at December 31, 2013.

There were approximately $118,650 of total unrecognized compensation costs related to non-vested stock options as of December 31, 2013. This cost is expected to be recognized over the weighted-average period of 1.1 years.

When options are exercised, the Company’s policy is to issue previously registered, unissued shares of common stock. The Company’s 2008 and 2007 Stock Incentive Plans, as amended, authorize up to 15,000,000 and 2,600,000 shares of common stock, respectively, for issuance pursuant to awards granted to individuals under the plans.

Subsequent to December 31, 2013, an employee exercised options to acquire 186,458 shares of common stock under the 2007 and 2008 Stock Incentive Plans, and 148,820 shares were retained by the Company in payment of the excrcise price of $0.18 weighted average per share and the tax associated with the exercise of the options. At the time of exercise, the intrinsic value of the options exercised was $0.27 per share, and the retained shares had a value of $40,181.

Restricted Stock Units (RSU’s)

On July 30, 2010, the Company awarded each of Lonnie Schnell and Larry Dyne a restricted stock unit award (an “RSU Award”) for 5,778,500 shares of the Company’s common stock. Each RSU Award vested 50% on August 30, 2011, and 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to partial acceleration of vesting as part of the executives’ severance benefits and full acceleration of vesting upon a change in control of the Company. As of July 30, 2010, the RSU’s were valued at $2,263,884, which was reduced by the fair value of the options surrendered by the employees in connection with these grants.

On August 30, 2010, Messrs. Schnell and Dyne elected to defer the settlement in common shares of 5,434,200 RSU’s beyond the vesting dates. On July 12, 2013, 4,745,600 shares of common stock were issued upon settlement of previously vested restricted stock units pursuant to the deferral elections.

 TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of RSU’s
	Total RSU’s awarded	Common shares issued	Intrinsic value at the time of issuance	Shares remaining to be issued
July 30, 2010	11,557,000	-	$0.196
August 30, 2011	-	600,000	$0.10
January 30, 2012	-	900,000	$0.05
July 30, 2012	-	1,500,000	$0.04
January 30, 2013	-	1,500,000	$0.04
July 12, 2013	-	4,745,600	$0.06
July 30, 2013	-	1,155,700	$0.25
Total at December 31, 2013	11,557,000	10,401,300		1,155,700

Subsequent to December 31, 2013, on January 30, 2014, the remaining 1,155,700 shares of common stock were issued upon settlement of vested restricted stock units, and 544,806 shares were retained by the Company in payment of the tax associated with the vesting of restricted stock units previously granted to the reporting persons. At the time of the issuance, the intrinsic value of these shares was $0.25 per share.

As of December 31, 2013, the Company had $36,913 of unamortized stock-based compensation expense related to RSU’s, which will be recognized over the remaining weighted average period of 0.08 years.

The following table summarizes RSU’s activity:

	Number of RSU’s			Weighted Average Grant date
	Unvested	Vested	Total	value per RSU
RSU’s outstanding - December 31, 2010	11,557,000	-	11,557,000	$0.196
Vested	(5,778,500)	5,778,500	-	$0.196
Common stock issued	-	(600,000)	(600,000)	$0.196
RSU’s outstanding - December 31, 2011	5,778,500	5,178,500	10,957,000	$0.196
Vested	(2,311,400)	2,311,400	-	$0.196
Common stock issued	-	(2,400,000)	(2,400,000)	$0.196
RSU’s outstanding - December 31, 2012	3,467,100	5,089,900	8,557,000	$0.196
Vested	(2,311,400)	2,311,400	-	$0.196
Common stock issued	-	(7,401,300)	(7,401,,300)	$0.196
RSU’s outstanding - December 31, 2013	1,155,700	-	1,155,700	$0.196

 TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Years Ended December 31,
	2013			2012			2011
	Net income (Numerator)	Shares (Denominator)	Per Share Amount	Net income (loss) (Numerator)	Shares (Denominator)	Per Share Amount	Net income (loss) (Numerator)	Shares (Denominator)	Per Share Amount

Net income	$9,731,087	56,213,272	$0.17	$679,347	22,458,185	$0.03	$729,133	20,567,640	$0.04
Series B preferred stock liquidation preference increase	(1,914,470)	-	(0.03)	(3,307,478)	-	(0.15)	(2,851,274)	-	(0.14)
Series B preferred stock redemption discount, net (See Note 5)	6,939,257	-	0.12	-	-	-	-	-	-
Basic net income (loss) applicable to common stockholders	14,755,874	56,213,272	0.26	(2,628,131)	22,458,185	(0.12)	(2,122,141)	20,567,640	(0.10)
Stock options, RSUs and Series B preferred stock with dilutive effect	-	4,341,449	(0.02)	-	-	-	-	-	-
Diluted net income (loss) applicable to common stockholders	$14,755,874	60,554,721	$0.24	$(2,628,131)	22,458,185	$(0.12)	$(2,122,141)	20,567,640	$(0.10)

For the year ended December 31, 2013, options to purchase 3,153,125 shares of common stock exercisable between $0.04 and $0.11 per share and RSU’s to settle for 1,155,700 common shares were included in the computation of diluted net income per share. Options to purchase 3,068,600 shares of common stock exercisable between $0.16 and $5.23 per share were outstanding but were not included in the computation of diluted net income per share applicable to common stockholders because they would have an antidilutive effect on the net income per share.

For the year ended December 31, 2012, options to purchase 6,372,100 shares of common stock exercisable between $0.04 and $5.23 per share, RSU’s to settle for 8,557,000 common shares and Series B Preferred Stock to be converted into 40,716,000 shares of common stock were outstanding, but were not included in the computation of diluted net income (loss) per share applicable to common stockholders because they would have an antidilutive effect on the net income (loss) per share.

Options to purchase 6,142,100 shares of common stock exercisable between $0.06 and $5.23 per share, RSU’s to settle for 10,957,000 common shares and Series B Preferred Stock to be converted into 40,716,000 shares of common stock were outstanding for the year ended December 31, 2011, but were not included in the computation of diluted net income (loss) per share applicable to common stockholders because they would have an antidilutive effect on the net income (loss) per share.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—INCOME TAXES

The components of the provision for income taxes included in the consolidated statements of operations are as follows:

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$189,530	$76,250	$161,306
State	4,731	3,322	2,528
Foreign	164,640	(22,180)	84,560
	358,901	57,392	248,394
Deferred:
Federal	(5,822,530)	115,736	115,800
State	(1,502,877)	26,984	26,794
Foreign	(33,134)	68,001	95,129
	(7,358,541)	210,721	237,723
Total	$(6,999,640)	$268,113	$486,117

A reconciliation of the statutory Federal income tax rate with the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2013	2012	2011
Current:
Federal statutory rate	34.0%	34.0%	34.0%
State taxes net of federal benefit	(36.2)	2.1	1.6
Change in effective foreign tax rate	(10.6)	(23.9)	(26.0)
Other permanent differences	22.3	(54.9)	(13.6)
Foreign withholding taxes	7.1	13.3	24.7
Net operating loss valuation allowance	(268.3)	95.7	35.9
Change in uncertainty in income taxes	(4.9)	(19.8)	-
Other	0.3	(18.2)	(16.6)
Total	(256.3)%	28.3%	40.0%

Net income (loss) before income taxes is as follows:

	Years Ended December 31,
	2013	2012	2011

Domestic	$992,625	$(163,227)	$(457,736)
Foreign	1,738,822	1,110,687	1,672,986
Total	$2,731,447	$947,460	$1,215,250

 TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The primary components of temporary differences which give rise to the Company’s deferred tax being presented as part of Prepaid expenses and other current assets, Deferred income tax assets, net, or Deferred income tax liabilities (in long term liabilities) in the Company’s balance sheet are as follows:

	December 31,
	2013	2012
Net deferred income taxes:
Net operating loss carry-forward	$6,668,563	$9,381,454
Intangible assets, net	(982,994)	(811,472)
Property and equipment, net	(61,574)	(100,606)
Inventory allowance	56,958	57,979
Credit carryforwards	440,902	13,920
Stock awards expense	347,784	739,492
Payroll	76,798	63,415
Other	144,287	149,694
Total	6,690,724	9,493,876
Less: Valuation allowance	(277,727)	(10,439,419)
Net deferred income taxes	$6,412,997	$(945,543)
Presented as part of:
Prepaid expenses and other current assets	$392,983	$-
Deferred income tax assets, net	$6,050,402	$-
Deferred income tax liabilities	$(30,388)	$(945,543)

On December 31, 2013, after careful evaluation of the Company’s historical operating results, business operation model, specific cost and income considerations and projected earnings, the Company recognised deferred income tax assets, net in the amount of $7,491,957 principally associated with the U.S. operating loss carryforward, based upon evidence sufficient to ensure that it is more likely than not that the Company will be able to utilize its U.S. operating loss carryforwards.

On January 1, 2007 as a result of the implementation of ASC 740, the Company recognized an increase in liabilities for unrecognized tax benefits of $245,800, which was accounted for as an increase in the January 1, 2007 accumulated deficit. Interest recorded per ASC 740 was recorded as part of interest expense in the Company’s statements of operations. At March 31, 2013 and March 31, 2012 the Company recorded an income tax benefit, associated with the elimination of a portion of the ASC 740 tax liability, of $135,177 and $196,423, respectively as the time limit for regulatory assessment of the tax liability had expired.

A reconciliation of the ASC 740 adjustments is as follows:

	Years Ended December 31,
	2013	2012

Beginning Balance	$133,602	$321,325
Interest and penalties	1,575	8,700
Elimination of a tax liability	(135,177)	(196,423)
Ending Balance	$-	$133,602

At December 31, 2013 and 2012, the Company had Federal net operating loss carry-forwards (or “NOLs”) of approximately $16.4 million and $22.9 million, respectively, and State NOLs of $19.1 million and $27.5 million, respectively. The Federal NOL and State NOL are available to offset future taxable income through 2032. Section 382 of the Internal Revenue Code places a limitation on the realizability of net operating losses in future periods if the ownership of the Company has changed more than 50% within a three-year period.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the the private placement that occurred during 2013 (See Note 4 and Note 5) the application of I.R.C. Section 382 was required. As a consequence of the application of Section 382, the Company’s NOL limitation was determined to be approximately $2.2 million annually for each of the first five years and $0.4 million annually for up to 20 years following the date of the transaction. At the date of the Recapitalization transaction the Section 382 limitation reduced the Company’s NOL carry-forwards by approximately $3.8 million for the Federal NOL and $5.9 million for the State NOL. Income taxes are accounted for under the asset and liability method.

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

The provisions of ASC 740 require the establishment of a valuation allowance unless, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will be realized. ASC 740 provides an important factor in determining whether a deferred tax asset will be realized is whether there has been sufficient income realized in recent years and whether sufficient income is expected to be realized in future years to utilize the deferred tax asset. In 2012 and 2011 the Company determined, based upon its cumulative operating losses, that it was not more likely than not that it would fully realize most of its domestic and foreign deferred tax assets in future years. Consequently, at December 31, 2012 the Company recorded a valuation allowance of $10.4 million, which fully reserved the carrying value of its net deferred tax assets.

At December 31, 2013 the Company recognised deferred income tax assets, net in amount of $7,491,957, based upon current evidence sufficient to ensure that it is more likely than not that the Company will be able to substantially utilize its U.S. operating loss carryforwards, and part of its India operating loss carryforward. At December 31, 2013, the Company retained a small amount of valuation allowance of $277,727, which reduces the carrying value of its net deferred tax assets.

The Company intends to maintain a valuation allowance for its deferred tax assets until evidence exists to support the modification of the allowance. At the end of each period, the Company will review supporting evidence, including the performance against sales and income projections, to determine if a modification of the valuation allowance is warranted. If in future periods it is determined that it is more likely than not that the Company will be not be able to recognize all or a greater portion of its deferred tax assets, the Company will at that time increase the valuation allowance.

In 2013 the Company included in its consolidated U.S. federal tax provision $1.5 million dividend due to earnings from the Company’s HK foreign subsidiary.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2012 and 2011 there were no undistributed earnings from the Company’s foreign subsidiaries, therefore the Company did not include in its consolidated U.S. federal tax return a deemed dividend due to earnings from the Company’s foreign subsidiary.

Tax years subject to examination by the tax authorities for Talon International, Inc. (US) are 2009 through 2013 and for the foreign subsidiaries, 2004 through 2013.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is a party to a number of non-cancelable operating lease agreements involving buildings and equipment, which expire at various dates through 2018. The Company accounts for its leases in accordance with FASB ASC 840 “Leases”, whereby step provisions, escalation clauses, tenant improvement allowances, increases based on an existing index or rate, and other lease concessions are accounted for in the minimum lease payments and are charged to the statement of operations on a straight-line basis over the related lease term.

The future minimum lease commitments at December 31, 2013 are approximately as follows:

Years Ended December 31,	Amount

2014	$732,000
2015	351,000
2016	54,000
2017 and after	24,000
Total minimum payments	$1,161,000

Total rental expense for the years ended December 31, 2013, 2012 and 2011 aggregated $765,774, $687,371 and $629,699, respectively.

Profit Sharing Plan

In October 1999, the Company established a 401(k) profit-sharing plan for the benefit of eligible employees. The Company may make annual contributions to the plan as determined by the Board of Directors.

Total contributions for the years ended December 31, 2013, 2012 and 2011 amounted to $21,000, $23,129, and $21,184, respectively.

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

	Year Ended December 31, 2013
	Talon	Trim	Tekfit	Consolidated
Net sales	$28,756,206	$23,611,870	$79,311	$52,447,387
Cost of goods sold	20,459,426	14,938,681	76,429	35,474,536
Gross profit	$8,296,780	$8,673,189	$2,882	16,972,851
Operating expenses				14,215,627
Income from operations				$2,757,224

 TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2012
	Talon	Trim	Tekfit	Consolidated
Net sales	$22,061,303	$22,519,125	$20,444	$44,600,872
Cost of goods sold	16,022,334	14,083,017	35,120	30,140,471
Gross profit (loss)	$6,038,969	$8,436,108	$(14,676)	14,460,401
Operating expenses				13,465,633
Income from operations				$994,768

	Year Ended December 31, 2011
	Talon	Trim	Tekfit	Tekfit
Net sales	$22,612,784	$19,047,959	$7,764	$41,668,507
Cost of goods sold	16,481,686	11,981,505	1,550	28,464,741
Gross profit	$6,131,098	$7,066,454	$6,214	13,203,766
Operating expenses				11,864,518
Income from operations				$1,339,248

 The Company distributes its products internationally and has reporting requirements based on geographic regions. Long-lived assets are attributed to countries based on the location of the assets and revenues are attributed to countries based on customer delivery locations, as follows:

	Years Ended December 31,
	2013	2012	2011
Sales:
United States	$4,145,383	$4,494,939	$3,519,137
Hong Kong	14,681,767	14,594,685	14,695,433
China	15,078,074	10,759,863	9,557,952
Bangladesh	2,617,840	2,242,018	2,092,993
Other	15,924,323	12,509,367	11,802,992
Total	$52,447,387	$44,600,872	$41,668,507

Long-lived Assets:
	December 31,
	2013	2012	2011
United States	$4,514,104	$4,551,101	$4,443,691
Hong Kong	278,636	419,268	629,373
China	88,962	73,344	129,977
Other	-	-	319
Total	$4,881,702	$5,043,713	$5,203,360

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—MAJOR CUSTOMERS AND VENDORS

For the years ended December 31, 2013, 2012 and 2011, the Company’s three largest customers represented approximately 5%, 6% and 8%, respectively, of consolidated net sales.

Three vendors, each representing more than 10% of the Company’s purchases, accounted for approximately 57% of the Company’s purchases for the year ended December 31, 2013. Three vendors, each representing more than 10% of the Company’s purchases, accounted for approximately 42% of the Company’s purchases for the year ended December 31, 2012. Four vendors, each representing more than 10% of the Company’s purchases, accounted for approximately 31% of the Company’s purchases for the year ended December 31, 2011.

Included in accounts payable and accrued expenses at December 31, 2013 and 2012 is $3,162,148 and $2,907,345 due to these vendors.

NOTE 12 – QUARTERLY RESULTS (UNAUDITED)

Quarterly results for the years ended December 31, 2013 and 2012 are reflected:

	Year Ended December 31, 2013
	1st	2nd	3rd	4th
Net sales	$10,139,750	$16,640,964	$13,728,037	$11,938,636
Gross profit	$3,176,078	$5,551,840	$4,584,382	$3,660,551
Income from operations	$208,877	$1,588,599	$939,025	$20,723
Net income	$280,353	$1,262,715	$700,056	$7,487,963
Net income per share	$0.01	$0.05	$0.01	$0.08
Basic and diluted net income (loss) per share applicable to Common Stockholders	$(0.03)	$0.01	$0.09	$0.08
Total comprehensive income	$279,052	$1,293,857	$721,277	$7,484,194

	Year Ended December 31, 2012
	1st	2nd	3rd	4th
Net sales	$8,745,950	$13,179,849	$11,288,717	$11,386,356
Gross profit	$2,770,756	$4,358,729	$3,650,872	$3,680,044
Income (loss) from operations	$(473,826)	$974,358	$375,232	$119,004
Net income (loss)	$(205,630)	$671,134	$186,865	$26,978
Net income (loss) per share	$(0.01)	$0.03	$0.01	$0.00
Basic and diluted net income (loss) per share applicable to Common Stockholders	$(0.05)	$0.00	$(0.03)	$(0.04)
Total comprehensive income (loss)	$(221,264)	$700,454	$162,451	$42,959

 TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATE FINANCIAL STATEMENTS

The Company typically experiences seasonal fluctuations in sales volume consistent with the purchase demands of the apparel industry. In most years, these seasonal fluctuations result in lower sales volumes for the Company’s business in the first and fourth quarters of each year due to the seasonal buying patterns by the majority of the customers. Sales of the Company’s products typically precede the retail sales patterns by 90 to 150 days. The apparel retailers typically experience their highest sales volumes during the fourth quarter in connection with year-end holiday purchases. Backlogs of sales orders are not considered material in the industries in which the Company competes, which reduces the predictability of the Company’s sales and reinforces the volatility of these cyclical buying patterns on the Company’s sales volume.

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated subsequent events after the balance sheet date of December 31, 2013 through the date of the filing of this report.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, the Company’s management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, our management has concluded that control over financial reporting was effective as of December 31, 2013.

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

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our executive officers and directors as of March 24, 2014.

Name	Age	Position

Directors:

Mark Dyne (1)	53	Chairman of the Board of Directors

Lonnie D. Schnell	65	Chief Executive Officer, Chief Financial Officer and Director

David Ellis	50	Director

Morris Weiss	54	Director

Robert L. Golden (2)	51	Director

Other Executive Officers and Significant Employees:

Larry Dyne (1)	41	President

Nancy Agger-Nielsen (3)	51	Vice President Finance

(1)	Mark Dyne and Larry Dyne are brothers.
(2)	Mr. Golden was appointed on September 10, 2013.
(3)	Ms. Agger-Nielsen was appointed on March 3, 2014 to serve as Vice President Finance on an interim basis, until her appointment as Chief Financial Officer on April 1, 2014 becomes effective.

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

Lonnie D. Schnell

Mr. Schnell joined us in January 2006 as our Chief Financial Officer, was appointed as Chief Executive Officer in February 2008 and has served on our Board of Directors since May 2008.  Mr. Schnell served as Vice President of Finance for Capstone Turbine Corporation, a manufacturer of micro-turbine electric generators from 2004 until 2005, and as Chief Financial Officer of EMSource, LLC, an electronic manufacturing service company from 2002 to 2004.  Previously, Mr. Schnell served as Chief Financial Officer of Vintage Capital Group, a private equity investment firm, and Chief Financial Officer of Need2Buy, Inc. a business-to-business internet marketplace for electronic components.  Mr. Schnell completed an executive MBA program with the Stanford University Executive Institute, and earned his Bachelor of Science in Accounting at Christian Brothers University.  Mr. Schnell was a Certified Public Accountant with the international accounting firm of Ernst & Young LLP for more than five years.  Mr. Schnell was nominated to our Board of Directors for his extensive domestic and international management experience, knowledge of associated industry practices and trends, and for his financial management expertise.

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

Robert L. Golden

Mr. Golden joined our Board of Directors in September 2013.  Mr. Golden has served as a partner at the accounting firm of Fenton & Ross in Los Angeles, California since 2013. Mr. Golden has also served as Chief Financial Officer, since 2008, for Promo Shop, Inc., a promotional merchandising and marketing services company that provides creative branded merchandise and custom premiums. From 2004 to 2012, Mr. Golden was a Principal with the accounting firm of Saffer and Flint LLP in Los Angeles. Prior to 2004, Mr. Golden spent nearly 20 years with national and regional accounting firms beginning with Ernst & Young in 1984. Mr. Golden was licensed as a Certified Public Accountant through 2006.  Mr. Golden earned his Bachelor of Science in Business Administration with an emphasis in Accounting from the University of Southern California. Mr. Golden was nominated to our Board of Directors for his extensive management experience, knowledge of associated industry practices and trends, and for his financial management expertise.

Other Executive Officers and Significant Employees:

Larry Dyne

Larry Dyne was appointed as our President in May 2009. He has been our employee since 1992, and was formerly Executive Vice President of Sales as well as Vice President of Product Development and Global sourcing, and Vice President of Trim Sales including responsibility for all domestic print production. Through these positions, Mr. Dyne has established extensive and long-term relationships with the world’s top brands and clothing retailers.

Nancy Agger-Nielsen

Ms. Agger-Nielsen joined us in March 2014 as Vice President Finance, and effective April 1, 2014 will become our Chief Financial Officer.  Ms. Agger-Nielsen previously served as CFO of Med-Legal, LLC, a leading California provider of litigation support services, from 2013 to 2014, and as Vice President of Finance for NDC Infrared Engineering from 2004 until 2013.  A division of Spectris plc, NDC is the leading, global supplier of on line measurement instrumentation for the manufacturing industry.  Ms. Agger-Nielsen completed an MBA program with the Peter F. Drucker School of Management at Claremont Graduate University in Claremont, CA, and earned a Bachelor of Science in Business Administration with an emphasis in Accounting at California State Polytechnic University in Pomona, CA.

Director Nominations

Common Stock Director Nominations

The Subscription Agreement with Kutula Holdings Ltd. grants Kutula the right to nominate one member of the Company’s Board of Directors, so long as Kutula (See Note 2 in the accompanying Notes to Consolidated Financial Statements) continues to hold at least 15,500,000 of the shares purchased pursuant to its Subscription Agreement. At this time Kutula has not elected to nominate a director.

We do not currently have a standing nominating committee of the Board of Directors. The entire Board of Directors performs the dutites of the nominating committe and is responsible for considering and approving nominations of candidates for directors, including determining the appropriate qualifications and experience required of such candidates, and related matters.

In carrying out their function to nominate candidates for election to the Board of Directors, the Board considers the mix of skills, experience, character, commitment, and diversity of background of the Board of Directors at the time of such nominations. The Board of Directors believe that each candidate should be an individual who has demonstrated integrity and ethics in such candidate’s personal and professional life, has an understanding of elements relevant to the success of a publicly-traded company and has established a record of professional accomplishment in such candidate’s chosen field. Each candidate should be prepared to participate fully in board activities, including attendance at, and active participation in, meetings of the Board of Directors, and not have other personal or professional commitments that would, in the Board’s judgment, interfere with or limit such candidate’s ability to do so. The Board of Directors has no stated specific, minimum qualifications that must be met by a candidate for a position on our Board.

The Board of Directors’ methods for identifying candidates for election to the Board of Directors (other than those proposed by our stockholders, as discussed below) include the solicitation of ideas for possible candidates from a number of sources including members of the Board of Directors, our executives, and other sources. The Board of Directors may also from time to time retain one or more third-party search firms to identify suitable candidates.

Our common stockholders may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholder complies with the notice, information and consent provisions contained in our Bylaws. The notice must be made in writing and include (i) the qualifications of the proposed nominee to serve on the Board of Directors, (ii) the principal occupations and employment of the proposed nominee during the past five years, (iii) directorships currently held by the proposed nominee and (iv) a statement that the proposed nominee has consented to the nomination. The recommendation should be addressed to our Secretary.

Board Committees

Since the closing of the Recapitalization Agreement on July 30, 2010, we have not maintained a separately designated audit, compensation, nominating or governance committee of the Board of Directors. The functions customarily delegated to these committees are performed by our full Board of Directors.

The Board forms ad hoc committees from time to time to assist our Board in fulfilling its responsibilities with respect to matters that are the subject of the ad hoc committee’s mandate. During fiscal year 2012 and part of 2013, the Board maintained a Special Committee to assist our Board by making recommendations on alternative capital structures, transactions and initiatives that the committee believes are reasonably likely to maximize stockholder value. The Special Committee consisted of David Ellis, Mark Dyne and Morris Weiss, and was dissolved following the closing of the redemption transaction with CVC California, LLC and related private placement financing transaction in July 2013.

In 2013, the Board also formed a special ad hoc Financing Committee to review and comment on the terms of the proposed redemption of all the outstanding Series B Preferred Stock from CVC and the related private placement financing transaction. The Financing Committee consisted of David Ellis and Morris Weiss, both of whom were determined to be disinterested directors with respect to the redemption and private placement transactions. The Financing Committee was dissolved following the closing of the transactions in July 2013.

Audit Committee and Audit Committee Financial Expert

The Company is not a “listed company” under SEC rules and is therefore not required to have a separate audit committee comprised of independent directors. Our full Board of Directors performs the functions of the audit committee. The Company has, however, determined that as of December 31, 2013, each of Mssrs. Ellis, Weiss and Golden is “independent” as that term is defined in Section 5605 of the NASDAQ Marketplace Rules applicable to companies listed on The NASDAQ Stock Market, and has also determined that each of Messrs. Schnell and Ellis and Golden is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The director biographies included above under this Item 10 describe the relevant experience of each director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Executive officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2013, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

The Board of Directors also has the authority to select and/or retain outside counsel, compensation and benefits consultants, or any other consultants to provide independent advice and assistance in connection with the execution of its responsibilities. During the course of 2013, the Company utilized the services of a nationally recognized compensation consulting firm to recommend improvements to our executive and board compensation plans for alignment with our current business strategy.  While the compensation consultant’s analysis did not affect 2013 executive compensation, the Board of Directors will consider the results from this study in formulating compensation plans for our executives beginning in 2014.

Our named executive officers for 2013 were as follows:

●	Lonnie D. Schnell, Chief Executive Officer & Chief Financial Officer;

●	Larry Dyne, President; and

●	James E. Reeder, Vice President, Corporate Controller.

Mr. Reeder resigned from his position on February 28, 2014.

Compensation Philosophy

Our executive compensation program is designed to drive company performance to maximize stockholder value while meeting our needs and the needs of our employees. The specific objectives of our executive compensation program include the following:

●	Alignment – to align the interests of executives and stockholders through equity-based compensation awards;

●	Retention – to attract, retain and motivate highly qualified, high performing executives to lead our continued growth and success; and

●	Performance – to provide rewards commensurate with performance by emphasizing variable compensation that is dependent upon the executive’s achievements and company performance.

In order to achieve these specific objectives, our executive compensation program is guided by the following core principles:

●	Rewards under incentive plans are based upon our short-term and longer-term financial results and increasing stockholder value;

●

Senior executive pay is set at sufficiently competitive levels to attract, retain and motivate highly talented individuals who are necessary for us to achieve our goals, objectives and overall financial success;

●	Compensation of an executive is based on such individual’s role, responsibilities, performance and experience, taking into account the desired pay relationships within the executive team; and

●

Our executive compensation program places a strong emphasis on performance-based variable pay to ensure a high pay-for-performance culture. Annual performance of our company, primarily in terms of performance measured by an adjusted earnings before interest, taxes, depreciation and amortization for the year, and the executive are taken into account in determining annual bonuses that ensure a high pay-for-performance culture.

Compensation Elements

We compensate senior executives through a variety of components, including base salary, annual incentives, equity incentives and benefits and perquisites, in order to provide our employees with a competitive overall compensation package. The mix and value of these components are impacted by a variety of factors, such as responsibility level, individual negotiations, performance and market practice. The purpose and key characteristics for each component are described below.

Base Salary

Base salary provides executives with a steady income stream and is based upon the executive’s level of responsibility, experience, individual performance and contributions to our overall success. Competitive base salaries, in conjunction with other pay components, enable us to attract and retain highly talented executives. The Board typically sets base salaries for our senior executives at market levels. However, base salaries will vary in practice based upon an individual’s performance, individual experience and negotiations, and for changes in job responsibilities.

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

Process for Setting Executive Compensation

When making pay determinations for named executive officers, the Board considers a variety of factors including, among others: (1) actual company performance as compared to pre-established goals; (2) overall company performance and size relative to industry peers; (3) individual executive performance and expected contribution to our future success; (4) changes in economic conditions and the external marketplace and (5) in the case of named executive officers, other than Chief Executive Officer, the recommendation of our Chief Executive Officer. Ultimately, the Board uses its judgment when determining how much to pay our executive officers. The Board evaluates each named executive officer’s performance during the year against established goals, leadership qualities, business responsibilities, current compensation arrangements and long-term potential to enhance stockholder value. The opinions of outside consultants may also be taken into consideration in deciding what salary, bonus, long-term incentives and other benefits and severance to give each executive in order to meet our objectives stated above.

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

●

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

●	Prior year’s compensation. The Board of Directors considers the prior year’s bonuses and long-term incentive awards when approving bonus payouts or equity grants;

●

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

●	Application of discretion. It is our policy and practice to use discretion in determining the appropriate compensation levels considering performance.

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

Board of Directors

Mark Dyne

Lonnie D. Schnell

David Ellis

Morris Weiss

Robert L. Golden

March 24, 2014

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, as to each person serving as Chief Executive Officer and Chief Financial Officer during 2013 and the two mostly highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer at the end of the 2013 whose compensation exceeded $100,000 (referred to as “named executive officers”), information concerning all compensation earned for services to us in all capacities for 2011, 2012 and 2013.

	Year	Salary	Bonus (1)	Option Award (2)		Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
Lonnie D. Schnell
Chief Executive Officer	2013	$375,000	$36,268		$-	$344,500	$40,672	$796,440
and Chief Financial	2012	375,002	15,546		-	172,146	39,733	602,427
Officer	2011	349,519	80,436		-	-	39,288	469,243
Larry Dyne
President	2013	$350,000	$36,268	$		$323,000	$24,783	$734,051
	2012	350,001	15,546		-	160,669	23,438	549,654
	2011	324,519	75,436		-	-	22,693	422,648
James E. Reeder
Vice President,	2013	$180,000	$-		$-	$-	$26,987	$206,987
Corporate Controller	2012	176,981	5,000		-	-	22,346	204,327
	2011	175,000	15,000		9,091	-	20,470	219,561

(1)

Bonus compensation consists of discretionary bonuses awarded to the named executives based upon performance, and discretionary bonuses associated with the tax consequences of RSU settlements. Bonuses are reported for the year in which they were earned and are generally paid in the first quarter of the subsequent year.

(2)

The option award represents the aggregate grant date fair value computed in accordance with ASC 718 with respect to option awards or stock awards granted in the applicable year. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to these grants, refer to Note 6 of our accompanying Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. These amounts do not reflect the actual value that may be realized by the named executive officers which depends on the value of our shares in the future.

(3)

Non-equity incentive plan compensation for 2013 and 2012 consists of awards from the EBITDA Bonus Plan, a cash incentive plan, which was established pursuant to our employment agreements with Mr. Schnell and Mr. Dyne. Bonuses are reported for the year in which they were earned and are generally paid in the first quarter of the subsequent year.

(4)	All other compensation consists of the following (amounts in dollars):

	Year	Health and medical insurance premiums	Life and disability insurance	401k company matching contributions	Automobile allowances	Total

Lonnie D. Schnell	2013	$28,729	$1,722	$1,000	$9,221	$40,672
	2012	27,408	1,722	1,000	9,603	39,733
	2011	27,727	301	1,000	10,260	39,288

Larry Dyne	2013	$16,505	$5,747	$1,000	$1,531	$24,783
	2012	15,250	5,572	1,000	1,616	23,438
	2011	15,438	4,084	1,000	2,171	22,693

James E. Reeder	2013	$24,894	$1,093	$1,000	$-	$26,987
	2012	20,275	1,071	1,000	-	22,346
	2011	19,169	301	1,000	-	20,470

Executive Compensation

Chief Executive Officer and Chief Financial Officer. The 2011, 2012 and 2013 base salary and other compensation for Lonnie Schnell, our Chief Executive Officer, was determined in accordance with our employment agreement and related amendments. The terms and conditions established in this agreement were the result of consideration of our operating performance levels, at the time of entering into the agreement and for prior periods, comparative industry compensation levels and negotiations with Mr. Schnell. The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding stockholder value. On July 30, 2010 Mr. Schnell was granted a restricted stock unit award (“RSU Award”) for 5,778,500 shares of our common stock. The RSU Award vested 50% on a date which was 13 months following the grant date, and vested an additional 10% on each date which was 18, 24, 30, 36 and 42 months following the grant date, subject to full acceleration of vesting upon a change in control of the Company, as defined in the RSU Award agreement. The settlement of vested shares under the RSU Award is subject to non-revocable deferral elections delivered by Mr. Schnell.

In addition to the long-term equity incentive, Mr. Schnell was entitled to receive an annual cash bonus in 2011, 2012 and 2013 in an amount equal to a percentage of his base salary upon the Company achieving actual adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) within a range, starting at 80%, of target adjusted EBITDA. The EBITDA bonus award under Mr. Schnell’s employment agreement and related amendment for 2011, 2012 and 2013 is shown in the table above as non-equity incentive plan compensation.

President. The 2011, 2012 and 2013 base salary and other compensation for Larry Dyne, our President, was determined in accordance with our employment agreement and related amendments. The terms and conditions established in this agreement were the result of consideration of our operating performance levels at the time of entering into the agreements and for prior periods, comparative industry compensation levels and negotiations with Mr. Dyne. The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding stockholder value. On July 30, 2010 Mr. Dyne was granted a RSU Award for 5,778,500 shares of our common stock. The RSU Award vested 50% on a date which was 13 months following the grant date, and vested an additional 10% on each date which was 18, 24, 30, 36 and 42 months following the grant date, subject to full acceleration of vesting upon a change in control of our Company, as defined in the RSU Award agreement. The settlement of vested shares under the RSU Award is subject to non-revocable deferral elections delivered by Mr. Dyne. In addition to the long term incentive, Mr. Dyne was entitled to receive an annual cash bonus in 2011 2012 and 2013 in an amount equal to a percentage of his base salary upon the Company achieving actual adjusted EBITDA within a range, starting at 80%, of target adjusted EBITDA. The EBITDA bonus award under Mr. Dyne’s employment agreement and related amendment for 2011, 2012 and 2013 is shown in the table above as non-equity incentive plan compensation.

Vice President, Corporate Controller. The compensation for James E. Reeder, our former Vice President, Corporate Controller, was in accordance with our at-will employment agreement with him. The terms and conditions established in this agreement were the result of consideration of our operating performance levels, and consistant with comparative industry compensation levels. The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding stockholder value. In 2011 long-term equity in the form of options for 100,000 shares of common stock, respectively, were granted to Mr. Reeder as an inducement to maximize performance and increase stockholder value. The option grants were established to vest monthly over a four-year term, after a minimum initial term of twelve months. Bonuses for 2011 and 2012 were discretionary incentive awards based on Mr. Reeder’s individual performance and contributions.

Grants of Plan-Based Awards in Fiscal 2013

No equity awards were granted to any named executive officer in 2013.

Outstanding Equity Awards at Fiscal Year 2013

The following table provides information with respect to outstanding stock options and stock awards held by each of the named executive officers as of December 31, 2013

		Option Awards				RSU Stock Awards
		Number of Securities underlying Unexercised Options				Number of Shares or Units of	Market Value of Shares or
Name	Grant Date	(#) Exercisable	(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Stock That Have Not Vested (#)(2)	Units of Stock That Have Not Vested ($)(3)
Lonnie D. Schnell	6/25/08	900,000	-	$0.20	06/24/18
	8/6/09	700,000	-	$0.09	8/6/19
	7/30/10					577,850	144,463
Larry Dyne	6/25/08	700,000	-	$0.20	06/24/18
	8/6/09	510,000	-	$0.09	8/6/19
	7/30/10					577,850	144,463
James E. Reeder	6/1/09	200,000	-	$0.11	6/1/19
	1/13/11	72,917	27,083 (1)	$0.10	1/13/21

(1)

These options become exercisable with respect to 25% of the total options shares at the end of one year from the date of the grant and the remaining shares shall become exercisable in 36 monthly installments equal to 1/48th of the Option shares on the last day of each calendar month thereafter until fully exercisable.

(2)

Each RSU original award of 5,778,500 vested 50% on a date which is 13 months following the grant date, and 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to partial acceleration of vesting as part of the executives’ severance benefits and full acceleration of vesting upon a change in control of the Company, as defined in the RSU Award agreement. Issuance of the common shares upon settlement of the vested portion of the RSU Award is subject to irrevocable deferral elections delivered by the recipients.

(3)	Based on the closing price of the Common Stock on December 31, 2013 of $0.25, as reported by the OTCQB.

Option Exercises and Stock Vested in Fiscal Year 2013

The following table provides information with respect to restricted stock award vesting for each of the named executive officers during 2013. There were no options exercised by named executive officers during 2013.

	Stock Awards acquired on vesting
Name	Number of Shares (#)(1)	Value Realized ($)(1)(2)
Lonnie D. Schnell	1,155,700	167,577
Larry Dyne	1,155,700	167,577
Total	2,311,400	335,154

(1)	The shares shown in the table above indicate 577,850 shares that vested under the RSU Awards on each of January 30, 2013 and July 30, 2013 for each of the named executives.

(2)	Based on the closing price of the Common Stock of $0.04 and $0.25 on January 30, 2013 and July 30, 2013, respectively, as reported by the OTCQB.

(3)

The following table provides information with respect to restricted stock award settlements in common stock for each of the named executive officers during 2013 puruant to deferral elections of previously vested RSU’s:

	Acquired on settlement of RSU’s		Acquired on settlement of RSU’s due to Series B redemption
Name	Number of Shares (#)(1)	Value Realized ($)(1)(3)	Number of Shares (#)(2)	Value Realized ($)(2)(3)
Lonnie D. Schnell	1,327,850	174,463	2,372,800	142,368
Larry Dyne	1,327,850	174,463	2,372,800	142,368
Total	2,655,700	348,926	4,745,600	284,736

(1)

The shares shown in the table above indicate 750,000 and 577,850 shares that settled into common shares under the RSU Awards on January 30, 2013 and July 30, 2013, respectively for each of the named executives.

(2)	The shares shown in the table above indicate RSU Awards settled in Common Stock on July 13, 2013 due to acceleration of settlement as a result of a change in control.

(3)	Based on the closing price of the Common Stock of $0.04, $0.06 and $0.25 on January 30, 2013, July 13, 2013 and July 30, 2013, respectively, as reported by the OTCQB.

Employment Agreements, Termination of Employment and Change of Control Arrangements

Employment Agreements

We have entered into the following employment agreements and related amendments with Lonnie D. Schnell and Larry Dyne. Mr. Reeder does not have an employment agreement.

Lonnie D. Schnell, Chief Executive Officer and Chief Financial Officer. On July 30, 2010, we entered into an Executive Employment Agreement with Mr. Schnell as amended on June 15, 2012 and November 8, 2013. Mr. Schnell’s employment agreement, as amended, provides that he will continue to serve as our Chief Executive Officer. The employment agreement has a term continuing through December 31, 2014, and may be extended to December 31, 2016. Pursuant to this agreement, Mr. Schnell received an annual base salary of $325,000 for the period starting on July 30, 2010 through December 31, 2010, $350,000 for the year ended December 31, 2011 and $375,000 for the years ended December 31, 2012 and 2013. Starting on January 1, 2014, Mr. Schnell’s annual base salary will be $425,000 through the remainder of the term of this agreement Such base salary may be increased, but not decreased, at the discretion of the Board. Mr. Schnell is entitled to receive an annual cash bonus in an amount equal to a percentage of his base salary upon the Company achieving actual adjusted EBITDA within a range and meeting certain performance objectives, starting at 80%, of target adjusted EBITDA as determined by the Board of Directors.

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

Larry Dyne, President. On July 30, 2010, we entered into an Executive Employment Agreement with Mr. Dyne as amended on June 15, 2012 and November 8, 2013. Mr. Dyne’s employment agreement, as amended, provides that he will continue to serve as our President. The employment agreement and related amendment has a term continuing through December 31, 2014, and may be extended to December 31, 2016. Pursuant to this agreement, Mr. Dyne received an annual base salary of $300,000 for the period starting on July 30, 2010 through December 31, 2010, $325,000 for the year ended December 31, 2011 and $350,000 for the years ended December 31, 2012 and 2013. Starting on January 1, 2014 through the remainder of the term of this agreement, Mr. Dyne’s annual base salary will be $400,000. Such base salary may be increased, but not decreased, at the discretion of the Board. Mr. Dyne is entitled to receive an annual cash bonus in an amount equal to a percentage of his base salary upon the Company achieving actual adjusted EBITDA within a range and meeting certain performance objectives, starting at 80%, of target adjusted EBITDA as determined by the Board of Directors.

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

Potential Severance Payments

Under the Executive Employment Agreements as described above, Messrs. Schnell and Dyne will be entitled to receive severance benefits in the event that the executive’s employment is terminated due to executive’s death or disability, by us without “cause” or by the executive for “good reason.” The following table sets forth severance payments and benefits that we would have been obligated to pay to Messrs. Schnell and Dyne assuming a triggering event had occurred under each of their respective employment agreements as of December 31, 2013 as follows:

Name	Cash Severance Payment ($)(1)	Non-Equity Incentive Plan Compensation ($)	Continuation of Health Benefits ($)	Total Severance Benefits ($)
Lonnie D. Schnell	715,547	344,500	46,341	1,106,388
Larry Dyne	666,287	323,000	22,932	1,012,219

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

Potential Change in Control Payments

Each RSU Award to Messrs. Schnell and Dyne will vest 100% upon a change in control of our Company, as defined in the RSU Award agreement. In addition, in accordance with their deferral elections, the entire vested portion of the RSU Award subject to a deferral will be immediately settled in common shares upon a change in control transaction. The following table sets forth the change in control benefits that we would have been obligated to pay to our named executive officers assuming a change of control had occurred as of December 31, 2013.

Name	Value of Acceleration of Vesting of Equity Awards ($)(1)
Lonnie D. Schnell	144,463
Larry Dyne	144,463

(1)	Based on the closing price of the Common Stock on December 31, 2013 of $0.25, as reported by the OTCQB.

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

The following table details the total compensation earned by our non-employee directors in 2013.

Name	Fees earned or paid in cash	Option awards (6)	Total
Mark Dyne (1)	$35,500	$35,000	$70,500
David Ellis (2)	70,000	35,000	105,000
Morris Weiss (3)	69,000	35,000	104,000
Robert L. Golden (4)	4,833	31,000	35,833
Mark J. Hughes (5)	7,000	-	7,000
Total	$186,333	$136,000	$322,333

(1)	As of December 31, 2013, Mr. Mark Dyne held options to purchase a total of 415,000 shares.

(2)	As of December 31, 2013 Mr. David Ellis held options to purchase a total of 300,000 shares.

(3)	As of December 31, 2013, Mr. Morris Weiss held options to purchase a total of 200,000 shares.

(4)	As of December 31, 2013, Mr. Robet L. Golden held options to purchase a total of 100,000 shares.

(5)	Mr. Hughes resigned from his position as board member on July 12, 2013.

(6)	The grant date fair value is generally the amount we would expense in our financial statements over the award’s service period, but does not include a reduction for forfeitures.

Our current policy, adopted as of January 1, 2014, is to pay non-employee directors an annual retainer of $25,000 for service on our Board of Directors as well as $1,000 for their attendance at any meeting of the Board of Directors, regardless of whether such meeting is held in person or telephonically. In addition, our current policy is to annually grant to each non-employee director an option to purchase 50,000 shares of our common stock immediately following reelection as directors at each annual meeting of stockholders. The options vest in 12 equal monthly installments on the last day of each calendar month, and become fully vested one year from the date of grant.

Our Board of Directors does not have standing audit, compensation or nominating committees. The Board of Directors handles all audit, compensation and nominating committee matters. We also reimburse directors for their reasonable travel expenses incurred in attending board meetings or committee meetings.

The Board of Directors approved the foregoing new Board compensation policies effective for 2014 based, in part, on the results of a compensation study provided by a nationally recognized compensation consulting firm engaged by the Board in 2013.

Prior to our adoption of the current policy, from January 1, 2011 through December 31, 2013 our policy was to pay non-employee directors an annual retainer of $10,000 (or $15,000 in the case of the Chairman of the Board), $1,000 for their personal attendance at any meeting of the Board of Directors or of a committee of the Board of Directors, and $500 for attendance at any telephonic meeting of the Board of Directors or of a committee of the Board of Directors. In addition, our prior policy provided for an annual grant to each non-employee director of options to purchase 100,000 shares of our common stock.

During 2013, members of the Special Committee received for service on that committee an additional monthly retainer of $2,000, members of the Financing Committee received for their service on that committee a retainer of $10,000 plus $2,000 for each meeting attended (whether held in person or telephonically).

On August 14, 2013, we issued 100,000 options to each of the Messrs. Mark Dyne, David Ellis and Morris Weiss in connection with the reelection as directors. On September 17, 2013, we issued 100,000 options to Robert L. Golden in connection with his appointment as a director.

Risk Assessment Regarding Compensation Policies and Practices

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on our Company.  Our base salary component of compensation does not encourage risk-taking because it is a fixed amount.  Our executive bonus plan for senior executives and our equity compensation awards have the following risk-limiting characteristics:

●

Cash awards to each executive officer under management incentive bonus plans are set in a market range and are limited by the terms of the plan for senior executives to a fixed maximum specified in the plan;

●	Equity and discretionary cash awards are made based on a review of a variety of indicators of performance, thus diversifying the risk associated with any single indicator of performance;

●	Neither cash nor equity awards are tied to formulas that could focus executives on specific short-term outcomes;

●

Members of the Board of Directors approve the final cash incentive awards made under the executive bonus plan for senior executives in their discretion, after the review of executive and corporate performance;

●	Members of the Board of Directors approve all equity awards for senior executives in their discretion; and

●	An equity award’s value is delivered in the form of stock and options that vest over multiple years, which aligns the interests of executive officers to long-term stockholder interests.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2013 regarding equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	6,221,725	$0.19	11,534,063
Equity compensation plans not approved by security holders	1,155,700	-	-

Equity compensation plans not approved by security holders consist of restricted stock units (“RSU”) awarded to certain executives in 2010. On July 30, 2010, we awarded each of Lonnie Schnell and Larry Dyne an RSU Award for 5,778,500 shares of our common stock. Each RSU Award vested 50% on August 30, 2011, and 10% on each date which was 18, 24, 30, 36 and 42 months following the grant date, subject to partial acceleration of vesting as part of the executives’ severance benefits and full acceleration of vesting upon a change in control of the Company. As of July 30, 2010, the RSU’s were valued at $2,263,884, which was reduced by the fair value of the options surrendered by the employees in connection with these grants.

On August 30, 2010, Messrs. Schnell and Dyne elected to defer the settlement in common shares of 5,434,200 RSU’s beyond the vesting dates. On July 12, 2013, 4,745,600 shares of common stock were issued upon settlement of previously vested restricted stock units pursuant to the deferral elections.

	Number of RSU’s
	Total RSU’s awarded	Common shares issued	Intrinsic value at the time of issuance	Shares remaining to be issued
July 30, 2010	11,557,000	-	$0.196
August 30, 2011	-	600,000	$0.10
January 30, 2012	-	900,000	$0.05
July 30, 2012	-	1,500,000	$0.04
January 30, 2013	-	1,500,000	$0.04
July 12, 2013	-	4,745,600	$0.06
July 30, 2013	-	1,155,700	$0.25
Total at December 31, 2013	11,557,000	10,401,300		1,155,700

Subsequent to December 31, 2013, on January 30, 2014, 1,155,700 shares of common stock were issued upon settlement of vested restricted stock units, and 544,806 were retained by the Company in payment of the tax associated with the vesting of restricted stock units previously granted to the reporting persons. At the time of the issuance the intrinsic value of these shares was $0.25 per share.

Each of the above plans provides that the number of shares with respect to which options and warrants may be granted, and the number of shares of common stock subject to an outstanding option or warrant, shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on common stock.

Security Ownership of Certain Beneficial Owners and Management

The following table presents information regarding the beneficial ownership of our common stock as of March 24, 2014:

●	each person who is known to us to be the beneficial owner of more than 5% of our outstanding common Stock;

●	each of our current directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

 Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has shares voting or investment power with respect to such shares. Shares of Common Stock underlying warrants or options currently exercisable or exercisable within sixty (60) days of the date of this information are deemed outstanding for purposes of computing the percentage ownership of the person holding such warrants or options but are not deemed outstanding for computing the percentage ownership of any other person. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at March 24, 2014. Unless otherwise indicated, the persons named in this table have sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

As of March 24, 2014, we had 91,990,747 shares of Common Stock issued and outstanding. The address of each person listed is in our care, at 21900 Burbank Boulevard, Suite 270, Woodland Hills, California 91367, unless otherwise set forth below such person’s name.

	Common Stock
Name of Beneficial Owner	Shares	%

Executive Officers and Directors:

Lonnie D. Schnell (1)	6,943,097	7.4
Larry Dyne (2)	6,557,697	7.0
Mark Dyne (3)	9,559,000	10.3
David Ellis (4)	275,000	*
Morris Weiss (4)	150,000	*
Robert L. Golden (4)	66,667	*

Executive Officers and Directors as a Group (6 persons) (5)	23,551,461	24.6

5% Stockholders:
Kutula Holdings Ltd. Fascinatio Boulevard 764 2909 VA Capelle aan den Ijssel, Netherlands	38,888,889	42.3

Perrtech Pty Limited Level 3, 11 New South Head Road Edgecliff NSW 2027, Sydney, Australia	8,333,333	9.1

*	Less than 1%.
(1)	Consists of (i) 5,343,097 shares of Common Stock and (ii) 1,600,000 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable.
(2)	Consists of (i) 5,347,697 shares of Common Stock and (ii) 1,210,000 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable.
(3)

Consists of (i) 9,169,000 shares of Common Stock and (ii) 390,000 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

(4)	Consists entirely of shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.
(5)

Consists of (i) 19,859,794 shares of Common Stock and (ii) 3,691,667 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

The information as to shares beneficially owned has been individually furnished by our respective directors, named executive officers, and our other stockholders, or taken from documents filed with the Securities and Exchange Commission.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

We have adopted a policy that requires Board of Director’s approval of transactions with related persons as defined by SEC regulations, including any sales or purchase transaction, asset exchange transaction, operating agreement, or advance or receivable transaction that could put our assets or operating performance at risk. All of our directors and executive officers are required at all times, but not less than annually, to disclose all relationships they have with companies or individuals that have conducted business with, or had an interest in, us. Our executive officers monitor our operations giving consideration to the disclosed relationships and refer potential transactions to the Board of Directors for approval. The Board of Directors considers a related party transaction for its potential economic benefit to us, to ensure the transaction is “arms length” and in accordance with our policies and that it is properly disclosed in our reports to stockholders.

Reportable Related Party Transactions

Other than the employment arrangements described elsewhere in this report and the transactions described below, since January 1, 2013, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

●	in which the amount involved exceeds $120,000; and

●

in which any director, executive officer, stockholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

On July 12, 2013, we entered into the Redemption Agreement with CVC (our controlling stockholder at the time) and repurchased from CVC all of the 407,160 previously outstanding shares of our Series B Preferred Stock for an aggregate purchase price of $18,800,000, which purchase price was paid by delivery to CVC of $13,000,000 in cash and an unsecured Promissory Note in the principal amount of $5,800,000. Pursuant to the Redemption Agreement, the Stockholder’s Agreement with CVC, and with Lonnie D. Schnell, Chief Executive Officer, Chief Financial Officer and a member of our Board of Directors, and Larry Dyne, our President, was terminated. In connection with the redemption in full of the Series B Preferred Stock, CVC representative on our Board of Directors, Mark Hughes, resigned from Board of Directors effective July 12, 2013. All obligations under the $5,800,000 Promissory Note due to CVC were paid in full on December 31, 2013.

In order to provide additional funds necessary for the redemption of the Series B Preferred Stock, we raised $5,500,000 of new equity capital through the sale, in a private placement transaction, of 61,111,109 shares of common stock at a price of $0.09 per share. The closing of the private placement was expressly conditioned upon the contemporaneous closing of the transactions under the Redemption Agreement. Zipper Holdings, LLC, a company controlled by Mark Dyne, the Chairman of our Board of Directors, acquired 8,333,333 shares of common stock in the private placement. At the closing of the private placement, the Company entered into Subscription Agreements with each of the purchasers. We also entered into a Registration Rights Agreement with the investors in the transaction. The Registration Rights Agreement provides for demand registration rights, such that upon the demand of holders of at least 25% of the shares issued in the private placement and subject to certain conditions, we will file a registration statement covering the shares issued in the private placement and requested to be included in such registration. The Registration Rights Agreement also provides certain piggyback rights, in which the holders of shares acquired in the private placement have the right to include those shares in a Company-initiated registration.

Director Independence

Because our common stock is quoted on the OTCQB, we are not subject to the listing requirements of any securities exchange or Nasdaq regarding the independence of our directors. However, we have determined that, as of December 31, 2013, each of Mssrs. Ellis, Weiss and Golden is “independent” as that term is defined in Section 5605 of the NASDAQ Marketplace Rules applicable to companies listed on The NASDAQ Stock Market. The other members of our Board of Directors are not “independent” under such rules.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Services Provided by the Independent Auditors

Our Board of Directors performed the functions of the audit committee and is responsible for the appointment, compensation, retention and oversight of the work of the independent auditors.

SingerLewak LLP served as our independent registered public accounting firm for each of the fiscal years ended December 31, 2013, 2012 and 2011.

Audit Fees - The aggregate fees billed by our independent registered public accounting firm for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q or services that are normally provided in connection with statutory and regulatory filings were $307,000 for fiscal year 2013, $315,000 for fiscal year 2012 and $326,000 for fiscal year 2011.

Audit-Related Fees - No fees were billed by our independent registered public accounting firm for professional services rendered for assurance and related services reasonably related to the performance of the audit or review of our financial statements (other than those reported above) for fiscal years 2013, 2012 and 2011.

Tax Fees - The aggregate fees billed by our independent registered public accounting firm for professional services rendered for tax compliance, tax advice and tax planning were $0 for fiscal year 2013 and 2012 and $31,000 for fiscal year 2011.

All Other Fees – The aggregate fees billed by our independent public registered accounting firm for services rendered to us other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” were $4,000 for fiscal year 2013 and 2012 and $0 for fiscal year 2011 which was primarily related to governmental regulations not related to our annual or quarterly financial statements.

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

(3)   Exhibits

See Exhibit Index attached to this Annual Report on Form 10-K, which is incorporated herein by reference.

Schedule II – Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Year	Additions (Adjustments)	Deductions	Balance at End of Year
2013
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	$1,000	$42,000	$1,000	$42,000
Reserve for inventory valuation deducted from inventories on the balance sheet	261,000	65,000	96,000	230,000
Valuation reserve deducted from deferred income tax assets	10,439,000	(8,538,000)	1,623,000	278,000
	$10,701,000	$(8,431,000)	$1,720,000	$550,000
2012
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	$53,000	$(26,000)	$26,000	$1,000
Reserve for inventory valuation deducted from inventories on the balance sheet	485,000	48,000	272,000	261,000
Valuation reserve deducted from deferred income tax assets	9,194,000	1,245,000	-	10,439,000
	$9,732,000	$1,267,000	$298,000	$10,701,000
2011
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	$133,000	$32,000	$112,000	$53,000
Reserve for inventory valuation deducted from inventories on the balance sheet	884,000	(36,000)	363,000	485,000
Valuation reserve deducted from deferred income tax assets	9,397,000	541,000	744,000	9,194,000
	$10,414,000	$537,000	$1,219,000	$9,732,000

(1)

Additions to the allowance for doubtful accounts include provisions for uncollectible accounts. Bad debt expense includes (and additions above exclude) net direct write-offs of approximately $0, $2,000 and $4,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Additions to the inventory valuation reserve include current year provisions. Additionally, in 2013, 2012 and 2011 there were direct write-offs of $143,000, $168,000 and $243,000, respectively.

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

Date: March 24, 2014

/s/ Lonnie D. Schnell
By: Lonnie D. Schnell

Its: Chief Executive Officer & Chief Financial Officer

(Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)

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

Signature	Title	Date

/s/ Lonnie D. Schnell
Lonnie D. Schnell	Chief Executive Officer, Chief Financial Officer and Director	March 24, 2014

/s/ Mark Dyne
Mark Dyne	Chairman of the Board of Directors	March 24, 2014

/s/ David Ellis
David Ellis	Director	March 24, 2014

/s/ Morris Weiss
Morris Weiss	Director	March 24, 2014

/s/ Robert L. Golden
Robert L. Golden	Director	March 24, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

3.1.1	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-KSB, filed March 28, 2000.

3.1.2	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1.3 to Form 8-K filed on August 4, 2006.

3.1.3	Certificate of Ownership and Merger. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 20, 2007.

3.1.4	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 24, 2010.

3.1.5	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 12, 2013.

3.2.1	Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

3.2.2	Certificate of Amendment to the Bylaws of Talon International, Inc., dated as of August 2, 2011. Incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 4, 2011.

4.1	Specimen Stock Certificate of Common Stock of Registrant. Incorporated by reference to Exhibit 4.1to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.1	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.2+	Amended and Restated 1997 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 13, 2006.

10.3+	Form of Non-statutory Stock Option Agreement. Incorporated by reference to Exhibit 10.30 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.4	Form of Investor Rights Agreements dated December 28, 2001. Incorporated by reference to Exhibit 99.4 to Form 8-K filed on January 23, 2002.

10.5+	2007 Stock Plan. Incorporated by reference to Exhibit 10.20 to the Form 10-K filed on April 25, 2008.

10.6

Registration Rights Agreement, dated June 27, 2007, by Talon International, Inc., for the benefit of holders. Incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-3 filed on August 10, 2007.

10.7+	Amended and Restated Talon International, Inc. 2008 Stock Incentive Plan. Incorporated by reference to Exhibit 10.20 to Form 10-K filed on March 28, 2011.

Exhibit Number	Exhibit Description

10.9+	Executive Employment Agreement, dated July 30, 2010, between Registrant and Lonnie D. Schnell. Incorporated by reference to Exhibit 10.25 to Form 10-Q filed on August 8, 2011.

10.9.1+

Amendment No. 1 to Executive Employment Agreement, dated as of June 15, 2012, between Registrant and Lonnie D. Schnell. Incorporated by reference to Exhibit 10.16.1 to Form 10-Q filed on August 13 2012.

10.9.2+

Amendment No. 2 to Executive Employment Agreement, dated as of November 6, 2013, between Registrant and Lonnie D. Schnell. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 12, 2013.

10.10+	Executive Employment Agreement, dated July 30, 2010, between Registrant and Larry Dyne. Incorporated by reference to Exhibit 10.26 to Form 10-Q filed on August 8, 2011.

10.10.1+	Amendment No. 1 to Executive Employment Agreement, dated as of June 15, 2012, between Registrant and Larry Dyne. Incorporated by reference to Exhibit 10.17.1 to Form 10-Q filed on August 13 2012.

10.10.2+	Amendment No. 2 to Executive Employment Agreement, dated as of November 6, 2013, between Registrant and Larry Dyne. Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 12, 2013.

10.11+	Restricted Stock Unit Agreement, dated July 30, 2010, between Registrant and Lonnie D. Schnell. Incorporated by reference to Exhibit 10.8 to Form 8-K filed on August 5, 2010.

10.12+	Restricted Stock Unit Agreement, dated July 30, 2010, between Registrant and Larry Dyne. Incorporated by reference to Exhibit 10.9 to Form 8-K filed on August 5, 2010.

10.13

Securities Redemption Agreement dated July 12, 2013 among the Registrant, CVC California, LLC, Lonnie D. Schnell and Larry Dyne. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 16, 2013.

10.14	$5,800,000 Promissory Note dated July 12, 2013 issued by the Registrant in favor of CVC California, LLC. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 16, 2013.

10.15	Subscription Agreement dated July 12, 2013 between the Registrant and Kutula Holdings Ltd. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 16, 2013.

10.16	Form of Subscription Agreement dated July 12, 2013. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 16, 2013.

Exhibit Number	Exhibit Description

10.17

Registration Rights Agreement dated July 12, 2013 among the Registrant, Kutula Holdings Ltd., Perrtech Pty Limited, Zipper Holdings, LLC, Fairways Investments, LLC and Manifest Capital, LLC. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 16, 2013.

10.18	Commercial Credit Agreement dated December 31, 2013 between the Registrant and Union Bank, N.A. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 7, 2014.

10.19	Security Agreement dated December 31, 2013 between the Registrant and Union Bank, N.A. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 7, 2014.

10.20	Form of Continuing Guaranties. Incorporated by reference to Exhibit 10.3 to Form 8-K filed on January 7, 2014.

10.21	Form of Security Agreements. Incorporated by reference to Exhibit 10.4 to Form 8-K filed on January 7, 2014.

10.22	Debenture dated December 31, 2013 between Tag-It Pacific Limited and Union Bank, N.A. Incorporated by reference to Exhibit 10.5 to Form 8-K filed on January 7, 2014.

10.13

Securities Redemption Agreement dated July 12, 2013 among the Registrant, CVC California, LLC, Lonnie D. Schnell and Larry Dyne. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 16, 2013.

14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 to Form 10-K filed on March 30, 2004.

21.1	Subsidiaries.

23.1	Consent of SingerLewak LLP.

24.1	Power of Attorney (included on signature page).

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

101.INS*	XBRL Instance

Exhibit Number	Exhibit Description

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE(*	XBRL Taxonomy Extension Presentation

+	Indicates a management contract or compensatory plan.

*

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purpose of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.