Form 10-Q
period 2014-03-31
TALON INTERNATIONAL, INC.
filed 2014-05-12
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

At May 9, 2014, the issuer had 92,267,831 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,822,387	$3,779,508
Accounts receivable, net	4,080,811	3,576,925
Inventories, net	701,224	800,240
Prepaid expenses and other current assets	1,212,099	973,836
Total current assets	7,816,521	9,130,509

Property and equipment, net	575,295	614,592
Intangible assets, net	4,263,839	4,267,110
Deferred income tax assets, net	6,076,185	6,050,402
Other assets	437,507	460,226
Total assets	$19,169,347	$20,522,839

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,177,330	$7,158,938
Accrued expenses	1,960,246	2,880,764
Revolving credit loan	1,000,000	1,000,000
Current portion of term loan payable	1,666,667	1,666,667
Total current liabilities	11,804,243	12,706,369

Term loan payable, net of current portion	2,916,667	3,333,333
Deferred income tax liabilities	20,995	30,388
Other liabilities	16,417	22,169
Total liabilities	14,758,322	16,092,259

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Common Stock, $0.001 par value, 300,000,000 shares authorized; 92,267,831 and 91,342,215 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	92,268	91,342
Additional paid-in capital	64,007,793	64,046,631
Accumulated deficit	(59,804,913)	(59,822,178)
Accumulated other comprehensive income	115,877	114,785
Total stockholders’ equity	4,411,025	4,430,580
Total liabilities and stockholders’ equity	$19,169,347	$20,522,839

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales	$11,343,118	$10,139,750
Cost of goods sold	7,608,162	6,963,672
Gross profit	3,734,956	3,176,078
Sales and marketing expenses	1,415,690	1,263,992
General and administrative expenses	2,177,071	1,703,209
Total operating expenses	3,592,761	2,967,201

Income from operations	142,195	208,877
Interest expense, net	111,271	772
Income before provision for income taxes	30,924	208,105
Provision for (benefit from) income taxes, net	13,659	(72,248)
Net income	$17,265	$280,353

Series B Preferred Stock liquidation preference increase	-	(899,221)
Net Income (loss) applicable to Common Stockholders	$17,265	$(618,868)

Per share amounts:
Net income	$0.00	$0.01
Net income applicable to Preferred Stockholders	0.00	(0.04)
Basic and diluted net income (loss) applicable to Common Stockholders	$0.00	$(0.03)
Weighted average number of common shares outstanding - Basic	91,804,752	24,412,044
Weighted average number of common shares outstanding - Diluted	93,431,832	24,412,044

Net income	$17,265	$280,353
Other comprehensive income (loss) from foreign currency translation	1,092	(1,291)
Total comprehensive income	$18,357	$279,062

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$17,265	$280,353
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	100,682	124,074
Gain on disposal of equipment	-	(1,832)
Amortization of deferred financing cost	22,569	-
Stock based compensation	75,916	125,200
Deferred income taxes (benefits), net	(35,430)	36,106
Bad debt expense, net	9,414	111
Inventory valuation provisions, net	8,327	5,994
Changes in operating assets and liabilities:
Accounts receivable	(517,572)	(425,927)
Inventories	90,554	(309,805)
Prepaid expenses and other current assets	(240,790)	(205,203)
Other assets.	40	(33,395)
Accounts payable and accrued expenses	(887,117)	(756,646)
Other liabilities	(5,752)	(137,739)
Net cash (used in) operating activities	(1,361,894)	(1,298,709)

Cash flows from investing activities:
Proceeds from sale of equipment	-	1,832
Acquisitions of property and equipment	(58,842)	(66,776)
Net cash (used in) investing activities	(58,842)	(64,944)

Cash flows from financing activities:
Payments of term loan payable	(416,666)	-
Payments related to taxes on the exercise of stock options and settlement of RSUs	(143,537)	-
Proceeds from exercise of stock options	29,709	-
Payments of capital leases	-	(801)
Net cash (used in) financing activities	(530,494)	(801)

Net effect of foreign currency exchange translation on cash	(5,891)	3,245
Net (decrease) in cash and cash equivalents	(1,957,121)	(1,361,209)
Cash and cash equivalents at beginning of period	3,779,508	8,927,333
Cash and cash equivalents at end of period	$1,822,387	$7,566,124

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Supplemental disclosures of cash flow information:
	Three Months Ended March 31,
	2014	2013
Cash received (paid) during the period for:
Interest paid	$(89,264)	$(1,221)
Interest received	$493	$449
Income tax paid, net (principally foreign)	$(18,522)	$(40,799)
Non-cash financing activities:
Series B preferred stock liquidation preference increase	$-	$(899,221)
Non-cash exercise of stock options and settlement of RSUs in common stock	$649	$1,500
Effect of foreign currency translation on net assets	$1,092	$(1,291)

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Note 1.          Presentation of Interim Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations, although the management of Talon International, Inc. and its consolidated subsidiaries (collectively, the “Company”) believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Note 2.     Summary of Significant Accounting Policies

A complete description of the Company’s Significant Accounting Policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and should be read in conjunction with these unaudited consolidated financial statements. The Significant Accounting Policies noted below are only those policies that have changed materially or have supplemental information included for the periods presented here.

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectability of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified. Bad debt expense, net for the three months ended March 31, 2014 and 2013 was $9,414 and $111, respectively.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses, revolving credit loan, term loan payable and other liabilities. The book value of the financial instruments is representative of their fair values. In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At March 31, 2014 and December 31, 2013, cash equivalents consisted of money market funds measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $535,000 and $961,000, respectively.

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

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other - Testing Indefinite-lived Intangible Assets for Impairment.”  The updated guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not that an impairment exists, then the company is required to estimate the fair value of the indefinite-lived intangible assets and perform a quantitative impairment test in accordance with ASU 350-30. The updated guidance was effective for annual and interim indefinite lived intangibles asset impairment tests performed for fiscal years, and interim periods within those years, beginning after September 15, 2012.   The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. The Company completed the required assessment as of March 31, 2014 and December 31, 2013, and noted no impairment.

In March 2012 the Company completed the acquisition from Pro-Fit Holdings Limited and related parties of all U.S. patents, applications, trademarks, rights and technology associated with the stretch waistband technology that was formerly under an exclusive license agreement. The Company also acquired other intellectual property related to accessory components used with a variety of apparel products from inventors. The total purchase price and related fees for all intangibles acquired in 2012 totaled $178,722, and is amortized based on the estimated useful lives between 10 and 17 years.

Amortization expense for intangible assets was $3,271 and $3,020 for the three months ended March 31, 2014 and 2013, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Intangible assets as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013

Tradename - Talon trademark	$4,110,751	$4,110,751

Intellectual property rights	178,722	178,722
Less: Accumulated amortization	(25,634)	(22,363)
Intellectual property rights, net	153,088	156,359
Intangible assets, net	$4,263,839	$4,267,110

Convertible Preferred Stock

The Company had classified its conditionally redeemable Series B Convertible Preferred shares, which were subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity in the mezzanine section of the consolidated balance sheets, in accordance with the guidance enumerated in FASB ASC No. 480-10 “Distinguishing Liabilities from Equity”, FASB ASC No. 210 “Classification and Measurement of Redeemable Securities” and Rule 5-02.28 of Regulation S-X, when determining the classification and measurement of preferred stock (See Note 7).

The Company evaluated the conversion option of the Series B Convertible Preferred shares in accordance with FASB ASC No. 470-20, “Debt with Conversion and Other Options”, Accounting for Convertible Securities with Beneficial Conversion Features (“BCF”) or Contingently Adjustable Conversion Ratios.  The Series B Convertible Preferred shares were initially recorded at their fair value minus the BCF and minus preferred stock issuance costs, and then were subsequently adjusted for changes in the preferred stock value in accordance with the following guidelines:

●

When an equity instrument is not currently redeemable, but it is probable that the equity instrument will become redeemable then changes in the redemption value are recognized as they occur, and the carrying amount of the instrument is adjusted to equal the current redemption value. An increase in the carrying amount of the instrument reduces income available to common stockholders in the calculation of earnings per share.

●

When the liquidation preference increases on preferred shares, it is added to the preferred stock carrying amount, and reduces income available to common stockholders in the calculation of earnings per share.

Accordingly, the Series B Convertible Preferred shares were reported at their liquidation preference amount.

Classification of Expenses

Costs of Goods Sold – Cost of goods sold primarily includes expenses related to inventory purchases, customs, duty, freight, overhead expenses and reserves for obsolete inventory. Overhead expenses primarily consist of quality assurance costs, warehouse and operations salaries, and other warehouse expense.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Sales and Marketing Expenses – Sales and marketing expenses primarily include sales salaries and commissions, travel and entertainment, marketing, advertising and other sales related costs. Marketing and advertising efforts are expensed as incurred.

General and Administrative Expenses – General and administrative expenses primarily include administrative salaries, employee benefits, professional service fees, facility expenses, information technology costs, investor relations, travel and entertainment, depreciation and amortization, bad debts and other general corporate expenses.

Interest Expense, net – Interest expense reflects the cost of borrowings and amortization of deferred financing costs. Interest expense for the three months ended March 31, 2014, and 2013 totaled $111,764 and $1,221 respectively. Interest income consists of earnings from cash held in interest bearing accounts. For the three months ended March 31, 2014 and 2013 the Company recorded interest income of $493 and $449, respectively.

Foreign Currency Translation

The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for the Company’s subsidiaries in China and India. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized. Included in accumulated other comprehensive income were a cumulative foreign currency translation gain of $115,877 and $114,785 as of March 31, 2014 and December 31, 2013, respectively.

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

Note 3. Net Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Net income (loss)	Shares	Per Share Amount
Three Months ended March 31, 2014:

Basic net income per share:
Net income applicable to Common Stockholders	$17,265	91,804,752	$0.00
Effect of Dilutive Securities -
Options	-	1,627,080	-
Diluted net income applicable to Common Stockholders	$17,265	93,431,832	$0.00

Three Months ended March 31, 2013:

Basic net income per share:
Net income	$280,353	24,412,044	$0.01
Series B Preferred Stock liquidation preference increase	(899,221)	-	(0.04)
Net income (loss) applicable to Common Stockholders	(618,868)	24,412,044	(0.03)

Effect of Dilutive Securities -
Options, Preferred Stock and RSUs	-	-	-
Diluted net income (loss) applicable to Common Stockholders	$(618,868)	24,412,044	$(0.03)

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

For the three months ended March 31, 2014, options to purchase 1,627,080 shares of common stock exercisable between $0.04 and $0.20 per share were included in the computation of diluted net income per share. Options to purchase 638,600 shares of common stock exercisable between $0.28 and $5.23 per share were outstanding but were not included in the computation of diluted net income per share applicable to common stockholders because they would have an antidilutive effect on the net income per share.

For the three months ended March 31, 2013, options to purchase 6,372,100 shares of common stock exercisable between $0.04 and $5.23 per share, RSUs to settle for 7,057,000 common shares and Series B Preferred Stock to be converted into 40,716,000 shares of common stock were outstanding, but were not included in the computation of diluted net income (loss) per share because they would have an antidilutive effect on the net income (loss) per share.

Note 4.     Accounts Receivable

Accounts receivable are included on the consolidated balance sheets net of the allowance for doubtful accounts. The allowance for doubtful accounts at March 31, 2014 and December 31, 2013 was $50,670 and $41,596, respectively.

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

Inventories consist of the following:

	March 31, 2014	December 31, 2013

Finished goods	$938,911	$1,029,759
Less: Reserves	(237,687)	(229,519)
Total inventories	$701,224	$800,240

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Note 6.     Bank Credit Facilities

On December 31, 2013, the Company entered into a Commercial Credit Agreement (the “Credit Agreement”) with Union Bank, N.A. (“Union Bank”). The Credit Agreement as amended provides for a 24 month revolving loan commitment and a 36 month term loan. The revolving loan commitment includes available borrowings of up to $3,500,000 (the “Revolving Credit Loan”), consisting of revolving loans and a sublimit of letters of credit not to exceed a maximum aggregate principal amount of $1,000,000. Borrowings under the Revolving Credit Loan carry interest at a per annum rate of two and one-half percent (2.50%) in excess of a reference rate (“Reference Rate”), which is an index rate determined by Union Bank from time to time as a means of pricing certain extensions of credit. The Reference Rate was 3.25% as of March 31, 2014 and December 31, 2013

The Credit Agreement also provides for a term loan in the amount of $5,000,000 (the “Term Loan Payable” and together with the Revolving Credit Loan, the “Credit Facilities”). The Term Loan Payable is payable in 36 monthly payments of $138,889 beginning January 31, 2014 with interest payable at a per annum rate of two and three-quarters percent (2.75%) in excess of the Reference Rate. The Company paid $250,000 in financing costs associated with the Credit Agreement. The Company used all of the proceeds of the Term Loan and $827,490 of the proceeds of the Revolving Credit Loan to repay in full the promissory note entered into in July 2013 with CVC California, LLC (“CVC”) in the principal amount of $5,800,000 at December 31, 2013 plus accrued interest (See Note 7).

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

The payment and performance of all indebtedness and other obligations under the Credit Facilities are secured by liens on substantially all of the Company assets pursuant to the terms and conditions of security agreements and guaranties executed by the Company and its principle operating subsidiaries including Tag-It, Inc., Talon Technologies, Inc., and Tag-It Pacific Limited.

The Company had outstanding borrowings as of March 31, 2014 and December 31, 2013 of $5,583,334 and $6,000,000, respectively, under the Credit Facilities, of which $1,000,000 relates to obligations under Revolving Credit Loan and the remainder relates to the Term Note Payable. As of March 31, 2014 the Company had $1,195,761 in available borrowings.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Interest expense, net included on our Consolidated Statements of Operations is comprised as follows:

	Three Months Ended March 31,
	2014	2013

Revolving credit loan	$16,212	$-
Term loan payable	72,688	-
Amortization of deferred financing cost	22,569	-
Total Credit Facilities related interest expense	111,469	-
Other interest expense (income), net	(198)	772
Interest expense, net	$111,271	$772

Note 7.     Stockholders’ Equity

Series B Convertible Preferred Stock Redemption and Private Placement of Common Stock

On July 12, 2013 the Company entered into a Securities Redemption Agreement (the “Redemption Agreement”) with CVC. Pursuant to the Redemption Agreement, the Company repurchased from CVC all of the 407,160 outstanding shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) for an aggregate purchase price of $18,800,000. The purchase price was paid by delivery of $13,000,000 in cash and the issuance to CVC of a promissory note in the principal amount of $5,800,000 (the “Promissory Note”).

The redemption of the Series B Preferred Stock eliminated the Preferred Stock liquidation preference obligation of $25,893,686, which had entitled the preferred stockholders to payment of the preference amount before payment to the common stockholders. The liquidation preference was scheduled to increase to $40,704,105 in 2016, the time that the preferred shares would have become mandatorily redeemable. The redemption resulted in an immediate benefit to common stockholders of $7,093,686 (less redemption costs of $154,429). Following the redemption of the Series B Preferred Stock, the Company amended the Corporation’s Certificate of Incorporation to eliminate all of the Series B Convertible Preferred Stock. There were no Series B Preferred Stock authorized, issued or outstanding as of March 31, 2014 and December 31, 2013, and the Company now has only common shares outstanding. In connection with the redemption of the Series B Preferred Stock, Mark Hughes, formerly CVC’s representative on the Company’s Board of Directors, resigned from the Board of Directors effective July 12, 2013. Pursuant to the Redemption Agreement, the existing Stockholder’s Agreement with CVC, and with Lonnie D. Schnell (our Chief Executive Officer and a member of our Board of Directors) and Larry Dyne (our President), was terminated.

In order to provide additional funds necessary for the redemption of the Series B Preferred Stock, and simultaneous with the Redemption Agreement, the Company raised $5,500,000 of new equity through the sale, in a private placement transaction, of 61,111,109 shares of the Company’s common stock at a price of $0.09 per share. The closing of the private placement was expressly conditioned upon the contemporaneous closing of the transactions under the Redemption Agreement. The closing price of the Company's common stock was $0.058 per share on Friday, July 12, 2013, the last trading day prior to public announcement of the equity financing and redemption transactions.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

In connection with the private placement, the Company entered into a series of Subscription Agreements (the “Subscription Agreements”) and a Registration Rights Agreement (the “Registration Rights Agreement“) with the investors in the transaction. The Subscription Agreement entered into with Kutula Holdings Ltd. (“Kutula”) grants Kutula the right to nominate one member of the Company’s Board of Directors, so long as Kutula continues to hold at least 15,500,000 of the shares (as adjusted for stock splits and the like) purchased pursuant to its Subscription Agreement, subject to certain disclosure requirements and other limitations. The Registration Rights Agreement provides for demand registration rights, such that upon the demand of holders of at least 25% of the shares issued in the private placement and subject to certain conditions, the Company will then file a registration statement covering the shares issued in the private placement that requested to be included in such registration. The Registration Rights Agreement also provides certain piggyback rights, in which the holders of shares acquired in the private placement have the right to include those shares in a Company-initiated registration.

As a result of the redemption, on July 12, 2013 a total of 4,745,600 shares of common stock were issued to the Company’s executive management team in settlement of previously vested RSUs pursuant to terms of the 2010 RSU grants and the related deferral elections (See Note 8).

Authorized Common Stock and Preferred Stock

On November 8, 2013, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized to be issued from 100,000,000 to 300,000,000. The stockholders also approved an amendment to the Company’s Certificate of Incorporation to allow for a reverse split of the Company’s outstanding shares of common stock when and if the Board of Directors determines that such action is appropriate.

The Company’s Certificate of Incorporation presently authorizes the issuance of 3,000,000 shares of Preferred Stock, having a par value of $0.001 per share. No shares of Preferred Stock were outstanding at March 31, 2014 or December 31, 2013.

Previously Outstanding Series B Convertible Preferred Stock

On July 30, 2010, the Company entered into the Recapitalization Agreement with CVC, pursuant to which the Company issued to CVC an aggregate of 407,160 shares of a newly created series of the Company’s preferred stock, designated Series B Preferred Stock, in payment of an aggregate of $16,706,685 owed by the Company to CVC at the time under a loan agreement.

The Series B Preferred Stock was initially recorded at the fair value of $17,277,600 as of July 30, 2010, reduced by the BCF ($1,283,343) and stock issuance costs ($190,744), for a net value of $15,803,513 as of July 30, 2010. The value of the Series B Preferred Stock was adjusted as follows as a consequence of its redemption features:

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

●

The Series B Preferred Stock was not currently redeemable, but it was probable that the preferred stock would become redeemable due to the redemption option available to the preferred stockholders on July 30, 2016. Changes in the redemption value were recognized immediately as they occurred, and the carrying amount of the instrument was adjusted to equal the redemption value at the end of each reporting period. Accordingly, the adjustment of $903,172 to record the preferred stock at its redemption value (“Original issue discount”) was charged against the preferred stock carrying value and retained earnings during the year ended December 31, 2010. The resulting increases in the carrying amount of the Series B Preferred Stock reduced the income applicable to common stockholders reported in the calculation of earnings per share.

●

In addition, an annual 16% increase on the liquidation preference of outstanding preferred shares was accrued each reporting period (until the redemption of the outstanding shares of Series B Preferred Stock in July 2013) as an addition to the carrying value of the preferred stock and reduced the income applicable to common stockholders reported in the calculation of earnings per share.

The Series B Preferred Stock was fully redeemed as noted above on July 12, 2013, and the Company subsequently amended the Corporation’s Certificate of Incorporation to eliminate all of the authorized Series B Preferred Stock (none of which were outstanding) that had been authorized in 2010 in connection with the Recapitalization Agreement.

Eliminated Series A Preferred Stock

On July 12, 2013, the Company amended the Corporation’s Certificate of Incorporation to eliminate all of the Series A Preferred Stock (none of which were outstanding) which had been authorized in 1998 upon the Company’s adoption of a stockholder’s rights plan. The stockholder rights plan expired in accordance with its terms in 2008.

Terminated Stockholders Agreement

Concurrent with the execution of the Recapitalization Agreement, on July 30, 2010, the Company entered into a Stockholders Agreement with CVC, and with Lonnie D. Schnell and Larry Dyne, that provided for certain voting covenants and rights and restrictions with respect to transfers of stock. The Stockholders Agreement was terminated on July 12, 2013 pursuant to the Redemption Agreement entered into on that date with CVC.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Stock Options

The Company’s 2008 Stock Incentive Plan initially authorized the issuance of up to 2,500,000 shares of common stock in awards to individuals under the plan. On November 19, 2010, an amendment to the 2008 Stock Incentive Plan increased the authorized shares from 2,500,000 to 4,810,000. On November 8, 2013, the Company’s stockholders approved a further amendment to the 2008 Stock Incentive Plan to increase from 4,810,000 to 15,000,000 the number of shares of common stock that may be issued pursuant to awards under the plan.

The Company’s 2007 Stock Plan was approved by the Company’s stockholders in 2007, and replaced the 1997 Stock Plan that had previously authorized the granting of a variety of stock-based incentive awards. The 2007 Stock Plan authorizes up to 2,600,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan.

The Board of Directors, who determines the recipients and terms of the award granted, administers the Company’s stock plans. Awards under the Company’s stock plans are generally granted with an exercise price equal to the average market price of the Company’s stock for the five trading days following the date of approval of the grant. Those option awards generally vest over periods determined by the Board of Directors from immediate to 4 years of continuous service and have 10 year contractual terms.

No options were granted during the three months ended March 31, 2014 and 2013.

During the three months ended March 31, 2014, options were exercised to acquire 186,458 shares of common stock under the 2007 and 2008 Stock Incentive Plans, and 148,820 shares were retained by the Company in payment of the exercise price of $0.18 weighted average per share and the tax associated with the exercise of the options. At the time of exercise, the intrinsic value of the options exercised was $0.27 per share, and the retained shares had a value of $40,181. During the three months ended March 31, 2014, options were also exercised to acquire 277,084 shares of common stock under the 2008 Stock Incentive Plan. Cash received upon exercise was $29,709 or weighted average of $0.11 per share. At the time of exercise, the intrinsic value of the options exercised was $0.23 per share.

As of March 31, 2014, the Company had $73,633 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the remaining weighted average period of 0.6 years. As of March 31, 2013, unamortized stock-based compensation expense related to options issued to employees and directors was $68,325, which was to be recognized over the weighted average period of approximately 1.9 years.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

The following table summarizes the activity in the Company’s share based compensation plans during the three months ended March 31, 2014.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - January 1, 2014	6,221,725	$0.19
Granted	-	$-
Exercised	(463,542)	$0.13
Cancelled	(27,291)	$0.11
Options outstanding - March 31, 2014	5,730,892	$0.20

Restricted Stock Units (RSUs)

On July 30, 2010, the Company awarded each of Lonnie D. Schnell and Larry Dyne a restricted stock unit award (an “RSU Award”) for 5,778,500 shares of the Company’s common stock. Each RSU Award vested 50% on August 30, 2011, and 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to partial acceleration of vesting as part of the executives’ severance benefits and full acceleration of vesting upon a change in control of the Company. As of July 30, 2010, the RSUs were valued at $2,263,884, which was reduced by the fair value of the options surrendered by the employees in connection with these grants.

On August 30, 2010, Lonnie D. Schnell and Larry Dyne elected to defer the settlement in common shares of 5,434,200 RSUs beyond the vesting dates. On July 12, 2013, 4,745,600 shares of common stock were issued upon settlement of previously vested restricted stock units pursuant to conditions included in the RSU Awards and the deferral elections.

There were no outstanding RSUs and no unamortized stock-based compensation expense related to RSUs as of March 31, 2014. At December 31, 2013 there were 1,155,700 unvested RSUs with a $0.196 per share weighted average value per the original award. These RSUs vested and were settled in common stock on January 30, 2014.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Below is a breakdown by date of the common shares issued upon settlement of vested RSU Awards, and the related intrinsic value of the shares issued.

	Total RSUs awarded	Common shares issued upon settlement of vested RSUs	Intrinsic value at the time of issuance
July 30, 2010	11,557,000	-	$0.196
August 30, 2011	-	600,000	$0.10
January 30, 2012	-	900,000	$0.05
July 30, 2012	-	1,500,000	$0.04
January 30, 2013	-	1,500,000	$0.04
July 12, 2013 (1)	-	4,745,600	$0.06
July 30, 2013 (1)	-	1,155,700	$0.25
January 30, 2014 (2)	-	1,155,700	$0.25

Total at March 31, 2014	11,557,000	11,557,000

(1)

On November 7, 2013, the Company redeemed 576,000 shares of common stock at a price of $0.38 per share. The redemption was made in payment of the tax associated with the settlement in July 2013 of previously granted restricted stock units.

(2)

On January 30, 2014, 610,894 shares of common stock were issued upon settlement of vested restricted stock units, and the equivalent of 544,806 shares were retained by the Company in payment of the tax associated with the vesting of restricted stock units previously granted to the reporting persons.

Note 9.      Income taxes

Provision for income taxes, net for the three months ended March 31, 2014 was $13,659. Benefit from income taxes, net for the three months ended March 31, 2013 was $(72,248).

The provision for income taxes at March 31, 2014 includes consideration of all taxable income worldwide. In 2013 the provision for income taxes excluded the Company’s US and India operations due to valuation reserves against the respective income from these entities. These valuation reserves were removed at December 31, 2013.

The benefit from income taxes, net for the three months ended March 31, 2013 included the benefit of the elimination of a tax liability of $135,177 recorded in 2007 in connection with a tax position that could have been subject to reversal upon a regulatory review. At March 31, 2013 the time limit for regulatory assessment of the tax position expired and the liability was removed.

Other tax liabilities were principally associated with foreign withholdings and funds transfers, and income tax payable from our Asia operations. Other tax liabilities as of March 31, 2014 and December 31, 2013 totaled $205,747 and $179,000, respectively, and were included in Accrued Expenses.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Current income taxes receivable were associated with foreign and domestic prepayments and totaled $178,760 and $176,935 as of March 31, 2014 and December 31, 2013, respectively.

Deferred income tax assets, net totaled $6,469,168 and $6,443,385 as of March 31, 2014 and December 31, 2013, respectively, are included in long term deferred income tax assets, net and as part of prepaid expenses and other current assets.

Deferred income tax liabilities totaled $20,995 and $30,388 as of March 31, 2014 and December 31, 2013, respectively.

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

In November 2002, the FASB issued Topics of the FASB ASC 460-10, “Guarantees” (“ASC 460-10”) and FASB ASC 850-10, “Related Party Disclosures” (”ASC 850-10”). The following is a summary of the Company’s agreements that it has determined are within the scope of ASC 460-10 and ASC 850-10:

●

In accordance with the bylaws of the Company, and indemnification agreements entered into with the members of the Board of Directors and executive officers, the Company’s officers and directors are indemnified for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the lifetime of the officer or director. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions of its bylaws and indemnification agreements is unlimited. However, the Company has a director and officer liability insurance policy that reduces its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of the indemnification provisions of its bylaws and indemnification agreements is minimal and therefore, the Company has not recorded any related liabilities.

●

The Company enters into indemnification provisions under its agreements with investors and its agreements with other parties in the normal course of business, typically with suppliers, customers and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal and accordingly, the Company has not recorded any related liabilities.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Note 11.      Segment Reporting and Geographic Information

The Company manufactures and distributes a full range of zipper (Talon), trim and waistband items utilizing proprietary stretch technology (Tekfit) to manufacturers of fashion apparel, specialty retailers and mass merchandisers. The Company’s organization is based on divisions representing the major product lines, and the Company’s operating decisions use these divisions to assess performance, allocate resources and make other operating decisions. Within these product lines there is not enough difference between the types of products to justify segmented reporting by product type or to account for these products separately. The net revenues and operating margins for the three primary product groups are as follows:

	Three Months ended March 31, 2014
	Talon	Trim	Tekfit	Consolidated

Net sales	$5,792,035	$5,545,138	$5,945	$11,343,118

Cost of goods sold	4,093,423	3,475,161	39,578	7,608,162

Gross profit (loss)	$1,698,612	$2,069,977	$(33,633)	3,734,956

Less: Operating expenses				(3,592,761)

Income from operations				$142,195

	Three Months ended March 31, 2013
	Talon	Trim	Tekfit	Consolidated

Net sales	$5,800,526	$4,329,944	$9,280	$10,139,750

Cost of goods sold	4,131,434	2,830,150	2,088	6,963,672

Gross profit	$1,669,092	$1,499,794	$7,192	3,176,078

Less: Operating expenses				(2,967,201)

Income from operations				$208,877

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

The Company distributes its products internationally and has reporting requirements based on geographic regions. Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment and intangibles) is attributed to countries based on the location of the assets, as follows:

Sales:	Three Months Ended March 31,
Country / Region	2014	2013

United States	$1,179,127	$1,082,087

Hong Kong	3,120,837	2,508,776

China	2,973,919	3,000,051

Other	4,069,235	3,548,836

Total	$11,343,118	$10,139,750

	March 31, 2014	December 31, 2013

Long-lived Assets:

United States	$4,501,488	$4,514,104

Hong Kong	254,542	278,636

China	83,104	88,962

Total	$4,839,134	$4,881,702

Note 12.      Subsequent Events

The Company evaluated subsequent events after the balance sheet date of March 31, 2014 through the date of the filing of this report.

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

Talon International, Inc. designs, manufactures, sells and distributes apparel zippers, various apparel trim products and specialty waistbands to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We sell and market these products under various branded names including Talon and Tekfit. As a result, we operate the business globally under three product groups - Talon, Trim and Tekfit.

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

Our Tekfit business provides manufacturers with the patented technology, manufacturing know-how, equipment and materials required to produce an expandable waistband. Our supply of this product to customers was limited prior to 2012 by a licensing dispute with the technology inventor. In March 2012 we ended the licensing dispute, and acquired all U.S. licenses and patents for this product technology, and settled all matters of litigation with the original owner. Following the end of this dispute we proceeded to actively expand our marketing and selling efforts of this unique product and brand within the industry. Consequently, the revenues we derived from the sales of products incorporating the stretch waistband technology were substantially limited for the periods prior to settlement of the litigation, and are just recently beginning to be reestablished as we advance our marketing and product introductions to major retailers.

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

Results of Operations

The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of goods sold	67.1	68.7
Gross profit	32.9	31.3
Sales and marketing expenses	12.5	12.5
General and administrative expenses	19.1	16.7
Interest expense, net	1.0	0.0
Provision for (benefit from) income taxes, net	0.1	(0.7)
Net income	0.2%	2.8%

Sales

For the three months ended March 31, 2014 and 2013, sales by geographic region based on the customer delivery locations as a percentage of sales were as follows:

	Three Months Ended March 31,
Region	2014	2013
United States	10.4%	10.7%
Hong Kong	27.5	29.6
China	26.2	24.7
Other	35.9	35.0
	100.0%	100.0%

Sales for the three months ended March 31, 2014 were $11,343,000, an increase of $1,203,000 or 11.9% as compared to the same period in 2013. The increases reflected higher sales to our specialty retail branded customers in the Trim segment. Our Talon products segment reflected lower sales by $8,000 for the three months ended March 31, 2014 compared to the same period in 2013. The slightly lower sales were net of $284,000 in lower sales within mass merchandizing brand customers and an increase in sales of $276,000 within specialty retail brands customers, mainly attributable to sales from new brands. The Trim products segment sales increased by $1,215,000 for the three months ended March 31, 2014 compared to the same period in 2013 mainly due to higher sales to our specialty retail branded customers.

Gross Profit

Gross profit for the three months ended March 31, 2014 was $3,735,000 (or 32.9% of sales), reflecting an increase of $559,000 or 17.6% as compared to the same period in 2013. The increase in gross profit for the three months ended March 31, 2014 as compared to the same period in 2013 was principally attributable to greater overall sales volumes in the Trim segment and improved product mix, partially offset by higher manufacturing support, freight and duty costs.

A recap of the change in gross profit for the three months ended March 31, 2014 as compared to the same period in 2013 is as follows:

	Three Months Ended March 31, 2014 as compared to the same period in 2013
Gross profit changes as a result of:	$(1)	%(1)
Higher sales volumes	539,000	17.0
Improved mix of products	219,000	6.9
Higher freight and duty costs	(75,000)	(2.4)
Higher manufacturing overhead costs	(124,000)	(3.9)
Gross profit change	559,000	17.6

(1)	Represents the amount or percentage, as applicable, of change in each item in the three months ended March 31, 2014 period as compared to the same period in 2013.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2014 totaled $1,416,000, an increase of $152,000 as compared to the same period in 2013. Sales and marketing expenses increased mainly due to higher compensation costs associated with the higher sales volumes.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2014 totaled $2,177,000, or 19.1% of sales, as compared to general and administrative expenses in the prior year of $1,703,000. General and administrative expenses were higher by $474,000 during the three months ended March 31, 2014 as compared to the same period in 2013, mainly due to a one-time receipt in 2013 of a $350,000 settlement from a legal dispute regarding intellectual property rights. General and administrative expenses in 2014 also included higher net compensation costs of $120,000 and other costs of $4,000.

Interest expense and interest income

Interest expense for the three months ended March 31, 2014 increased by $110,000 to $111,000 as compared to the same period in 2013, due to borrowings under the Credit Facilities and the related amortization of deferred financing costs (See Note 6 to the accompanying Notes to Consolidated Financial Statements). Interest income for the three months ended March 31, 2014 and 2013 represented less than $1,000.

A brief summary of interest expense and interest income is presented below:

	Three Months Ended March 31,
	2014	2013

Amortization of deferred financing costs	$23,000	$-
Interest expense under Credit Facilities	88,000	-
Other interest expenses	-	1,000
Interest expense	111,000	1,000
Interest income	-	-
Interest expense, net	$111,000	$1,000

Income taxes

Provision for income taxes, net for the three months ended March 31, 2014 was $14,000. Benefit from income taxes, net for the three months ended March 31, 2013 was $72,000.

The provision for income taxes at March 31, 2014 includes consideration of all taxable income worldwide. In 2013 the provision for income taxes excluded our US and India operations due to valuation reserves against the respective income from these entities. These valuation reserves were removed at December 31, 2013.

The benefit from income taxes for the three months ended March 31, 2013 included the elimination of a tax liability of $135,000, recorded in 2007, for a tax position that could have been subject to reversal upon a regulatory review. At March 31, 2013 the time limit for regulatory assessment of the tax position expired and the liability was removed.

Liquidity and Capital Resources

The following table summarizes selected financial data at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Cash and cash equivalents	$1,822,000	$3,780,000

Total assets	$19,169,000	$20,523,000

Current liabilities	$11,804,000	$12,706,000

Long term liabilities	$2,954,000	$3,386,000

Stockholders’ equity	$4,411,000	$4,431,000

We believe that our remaining cash and cash equivalents and our anticipated cash flows from our operating activities will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months. In addition as of March 31, 2014 we had additional borrowing availability of $1,196,000 under our revolving credit line.

Cash and cash equivalents

Cash and cash equivalents declined by $1,957,000 at March 31, 2014 as compared to December 31, 2013, principally due to an increase in the cash used in operating activities of $1,362,000; $417,000 in term loan payments; $143,000 in payments related to taxes associated with the exercise of stock options and RSU settlements; and $59,000 paid for the acquisition of property and equipment; with these expenditures partially offset by $30,000 proceeds from the exercise of stock options.

Cash provided by operating activities is our primary recurring source of funds, and reflects the net income from operations excluding non-cash charges, and changes in operating capital. Reflecting the impact of seasonality, during the three months ended March 31, 2014 and 2013 net cash used in operating activities was $1,362,000 and $1,299,000, respectively.

The net cash used in operating activities during the three months ended March 31, 2014 and 2013 resulted principally from:

	Three Months Ended March 31,
	2014	2013
Net income before non-cash expenses	$199,000	$570,000

Inventory reductions (increases)	91,000	(310,000)

Accounts receivable increases	(518,000)	(426,000)

Accounts payable and accrued expenses reductions	(887,000)	(757,000)

Other reductions in operating capital	(247,000)	(376,000)

Net cash (used in) operating activities	$(1,362,000)	$(1,299,000)

Net cash used in investing activities for the three months ended March 31, 2014 and 2013 was $59,000, and $65,000, respectively, associated mainly with the acquisition of property and equipment offset partially in 2013 by $2,000 in proceeds from the sale of equipment

Net cash used in financing activities for the three months ended March 31, 2014 and 2013 was $530,000 and $1,000, respectively, reflecting in 2014 $417,000 in term loan payments, and $143,000 in payments related to taxes associated with the exercise of stock options and RSU settlements, partially offset by $30,000 in proceeds from the exercise of stock options; and in 2013 reflecting payments on borrowings under capital leases of $1,000.

On July 12, 2013 we entered into a Redemption Agreement with CVC California LLC (“CVC”) and repurchased from CVC all of the 407,160 outstanding shares of Series B Preferred Stock for an aggregate purchase price of $18,800,000. The purchase price was paid by delivery to CVC of $13,000,000 in cash and an unsecured Promissory Note in the principal amount of $5,800,000. The Promissory Note accrued interest in the amount of 1% per annum, and was due and payable in full on January 12, 2014. On December 31, 2013, we entered into the Credit Facilities with Union Bank (See Note 6 in the accompanying Notes to Consolidated Financial Statements), and we used all of the proceeds of $5,000,000 from the Term Loan Payable and $827,000 of the proceeds of a Revolving Credit Loan as part of the Credit Facilities to repay the $5,800,000 Promissory Note and related interest to CVC.

As of March 31, 2014 and December 31, 2013, we had outstanding borrowings of $5,583,000 and $6,000,000, respectively under our Credit Facilities as amended, of which $1,000,000 relates to obligations under Revolving Credit Loan and the remainder relates to the Term Note Payable. As of March 31, 2014 we had $1,196,000 in available borrowings.

We have satisfied our working capital requirements primarily through cash flows generated from operations and borrowings under our Credit Facilities. As we continue to expand globally with apparel manufacturing in offshore locations, our customers are substantially all foreign-based and foreign-owned entities. We continue to evaluate both financing and equity options to provide capital to fund our expansion and on-going operations. If we experience greater than anticipated reductions in sales, we may need to borrow or raise additional capital, or further reduce the scope of our business in order to fund our on-going operations or to satisfy our future short-term operating requirements. The extent of our future long-term capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of possible acquisitions, and our expansion into foreign markets. Our need for additional long-term financing may include the integration and expansion of our operations to exploit our rights under our Talon and Tekfit trade names, and the expansion of our operations in the Asian and other markets. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we may need to raise debt or equity financing in order to provide for our operations.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at March 31, 2014:

	Payments Due by Period ($)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Revolving credit loan	$1,000,000	$1,000,000	$-	$-	$-
Term loan payable	4,979,000	1,899,000	3,080,000	-	-
Operating leases	958,000	665,000	291,000	2,000	-
Total Obligations	$6,937,000	$3,564,000	$3,371,000	$2,000	$-

At March 31, 2014 and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we do not have any of the risks associated with financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

During the three months ended March 31, 2014, there were no transactions to which we were or will be a party, and in which any director, executive officer, or shareholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

●

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of their collectability. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

●	The allowances for doubtful accounts receivable and the bad debt expense, net as at and for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Allowance for doubtful accounts receivable	$51,000	$3,000

Bad debt expense, net	$9,000	$-

●

Inventories are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market value and are all substantially finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead costs. Inventory is evaluated on a continual basis and reserve adjustments are made based on management’s estimate of future sales value, if any, of specific inventory items. Inventory reserves are recorded for damaged, obsolete, excess, impaired and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. Inventory reserve is reduced following write-off of reserved inventory and increased by additions to reserve for slow moving inventory not expected to be sold.

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

As of the end of the period covered by this report, management, with the participation of Lonnie D. Schnell, our principal executive officer, and Nancy Agger-Nielsen, our principal accounting officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, Mr. Schnell and Ms. Agger-Nielsen concluded that these disclosure controls and procedures were effective as of the end of the period covered in this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings

We currently have pending various claims and complaints that arise in the ordinary course of our business. We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on our consolidated financial condition if adversely determined against us.

Item 1A.          Risk Factors

Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. No material change to such risk factors has occurred during the three months ended March 31, 2014.

Item 6.   Exhibits

Exhibit No.	Description

10.18.1	First Amendment, dated April 22, 2014, to the Commercial Credit Agreement dated December 31, 2013 between the Registrant and Union Bank, N.A.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Dated: May 12, 2014	/s/ Lonnie D. Schnell
Lonnie D. Schnell
Chief Executive Officer
(Principal Executive Officer)

/s/ Nancy Agger-Nielsen
Nancy Agger-Nielsen
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)