Form 10-Q
period 2014-06-30
TALON INTERNATIONAL, INC.
filed 2014-08-11
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X     ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]           Accelerated filer [   ]           Non-accelerated filer [   ]           Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]

At August 8, 2014, the issuer had 92,267,831 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,472,438	$3,779,508
Accounts receivable, net	3,776,051	3,576,925
Inventories, net	651,370	800,240
Prepaid expenses and other current assets	942,712	973,836
Total current assets	9,842,571	9,130,509

Property and equipment, net	619,588	614,592
Intangible assets, net	4,260,568	4,267,110
Deferred income tax assets, net	5,794,198	6,050,402
Other assets	418,057	460,226
Total assets	$20,934,982	$20,522,839

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,798,189	$7,158,938
Accrued expenses	2,669,545	2,880,764
Revolving credit loan	1,000,000	1,000,000
Current portion of term loan payable	1,666,667	1,666,667
Total current liabilities	13,134,401	12,706,369

Term loan payable, net of current portion	2,500,000	3,333,333
Deferred income tax liabilities	12,054	30,388
Other liabilities	15,254	22,169
Total liabilities	15,661,709	16,092,259

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Common Stock, $0.001 par value, 300,000,000 shares authorized; 92,267,831 and 91,342,215 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	92,268	91,342
Additional paid-in capital	64,054,800	64,046,631
Accumulated deficit	(58,990,438)	(59,822,178)
Accumulated other comprehensive income	116,643	114,785
Total stockholders’ equity	5,273,273	4,430,580
Total liabilities and stockholders’ equity	$20,934,982	$20,522,839

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2014	2013	2014	2013
Net sales	$15,959,169	$16,640,964	$27,302,287	$26,780,714
Cost of goods sold	10,553,709	11,089,124	18,161,871	18,052,796
Gross profit	5,405,460	5,551,840	9,140,416	8,727,918
Sales and marketing expenses	1,702,274	1,532,493	3,117,964	2,796,485
General and administrative expenses	2,221,622	2,430,748	4,398,693	4,133,957
Total operating expenses	3,923,896	3,963,241	7,516,657	6,930,442

Income from operations	1,481,564	1,588,599	1,623,759	1,797,476
Interest expense (income), net	109,614	(197)	220,885	575
Income before provision for income taxes	1,371,950	1,588,796	1,402,874	1,796,901
Provision for income taxes, net	557,475	326,081	571,134	253,833
Net income	$814,475	$1,262,715	$831,740	$1,543,068

Series B Preferred Stock liquidation preference increase	-	(899,220)	-	(1,798,441)
Net Income (loss) applicable to Common Stockholders	$814,475	$363,495	$831,740	$(255,373)

Per share amounts:
Net income	$0.01	$0.05	$0.01	$0.06
Net income applicable to Preferred Stockholders	0.00	(0.04)	0.00	(0.07)
Basic and diluted net income (loss) applicable to Common Stockholders	$0.01	$0.01	$0.01	$(0.01)

Weighted average number of common shares outstanding - Basic	92,267,831	24,900,808	92,037,571	24,652,189

Weighted average number of common shares outstanding - Diluted	93,702,693	27,521,480	93,566,946	24,652,189

Net income	$814,475	$1,262,715	$831,740	$1,543,068
Other comprehensive income from foreign currency translation	766	31,142	1,858	29,851
Total comprehensive income	$815,241	$1,293,857	$833,598	$1,572,919

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$831,740	$1,543,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,780	249,608
Gain on disposal of equipment	(193)	(1,832)
Amortization of deferred financing cost	45,139	-
Stock based compensation	122,923	251,213
Deferred income taxes, net	237,552	72,211
Bad debt expense (recoveries), net	(9,094)	20,859
Inventory valuation provisions, net	17,952	19,158
Changes in operating assets and liabilities:
Accounts receivable	(193,336)	(882,945)
Inventories	130,809	(221,964)
Prepaid expenses and other current assets	28,660	(72,364)
Other assets.	(2,978)	(207,385)
Accounts payable and accrued expenses	440,293	2,230,827
Other liabilities	(6,923)	(143,628)
Net cash provided by operating activities	1,787,324	2,856,826
Cash flows from investing activities:
Proceeds from sale of equipment	193	1,832
Acquisitions of property and equipment	(143,773)	(327,976)
Net cash (used in) investing activities	(143,580)	(326,144)
Cash flows from financing activities:
Payments of term loan payable	(833,333)	-
Payments related to taxes on the exercise of stock options and settlement of RSUs	(143,537)	-
Proceeds from exercise of stock options	29,709	-
Payments of capital leases	-	(1,662)
Net cash (used in) financing activities	(947,161)	(1,662)

Net effect of foreign currency exchange translation on cash	(3,653)	49,735
Net increase in cash and cash equivalents	692,930	2,578,755
Cash and cash equivalents at beginning of period	3,779,508	8,927,333
Cash and cash equivalents at end of period	$4,472,438	$11,506,088

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Supplemental disclosures of cash flow information:
	Six Months Ended June 30,
	2014	2013
Cash received (paid) during the period for:
Interest paid	$(176,205)	$(2,672)
Interest received	$1,336	$2,097
Income tax received (paid), net (principally foreign)	$42,684	$(58,858)
Non-cash financing activities:
Series B preferred stock liquidation preference increase	$-	$(1,798,441)
Non-cash exercise of stock options and settlement of RSUs in common stock	$649	$1,500
Effect of foreign currency translation on net assets	$1,858	$29,851

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note1.	Presentation of Interim Information

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

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectability of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified. Bad debt recoveries, net for the three and six months ended June 30, 2014 were $(18,508) and $(9,094), respectively. Bad debt expense, net for the three and six months ended June 30, 2013 was $20,749 and $20,859, respectively.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses, revolving credit loan, term loan payable and other liabilities. The book value of the financial instruments is representative of their fair values. In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At June 30, 2014 and December 31, 2013, cash equivalents consisted of money market funds measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $1,356,000 and $961,000, respectively.

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

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other - Testing Indefinite-lived Intangible Assets for Impairment.”  The updated guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not that an impairment exists, then the company is required to estimate the fair value of the indefinite-lived intangible assets and perform a quantitative impairment test in accordance with ASU 350-30. The updated guidance was effective for annual and interim indefinite lived intangibles asset impairment tests performed for fiscal years, and interim periods within those years, beginning after September 15, 2012.   The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. The Company completed the required assessment as of June 30, 2014 and December 31, 2013, and noted no impairment.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible assets as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013

Tradename - Talon trademark	$4,110,751	$4,110,751

Intellectual property rights	178,722	178,722
Less: Accumulated amortization (10 to 17 years)	(28,905)	(22,363)
Intellectual property rights, net	149,817	156,359
Intangible assets, net	$4,260,568	$4,267,110

Amortization expense for intangible assets was $3,271 and $6,542 for the three and six months ended June 30, 2014, and $3,271 and $6,291 for the three and six months ended June 30, 2013, respectively.

Convertible Preferred Stock

The Company had classified its conditionally redeemable Series B Convertible Preferred shares, which were subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity in the mezzanine section of the consolidated balance sheets, in accordance with the guidance enumerated in FASB ASC No. 480-10 “Distinguishing Liabilities from Equity”, FASB ASC No. 210 “Classification and Measurement of Redeemable Securities” and Rule 5-02.28 of Regulation S-X, when determining the classification and measurement of preferred stock (See Note 8).

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Classification of Expenses

Costs of Goods Sold – Cost of goods sold primarily includes expenses related to inventory purchases, customs, duty, freight, overhead expenses and reserves for obsolete inventory. Overhead expenses primarily consist of quality assurance costs, warehouse and operations salaries, and other warehouse expense.

Sales and Marketing Expenses – Sales and marketing expenses primarily include sales salaries and commissions, travel and entertainment, marketing, advertising and other sales and product development related costs. Marketing and advertising efforts are expensed as incurred.

General and Administrative Expenses – General and administrative expenses primarily include administrative salaries, employee benefits, professional service fees, facility expenses, information technology costs, investor relations, travel and entertainment, depreciation and amortization, bad debts and other general corporate expenses.

Interest Expense, net – Interest expense reflects the cost of borrowings and amortization of deferred financing costs. Interest expense for the three and six months ended June 30, 2014 totaled $110,457 and $222,221, respectively. Interest expense for the three and six months ended June 30, 2013 totaled $1,451 and $2,672, respectively. Interest income consists of earnings from cash held in interest bearing accounts. For the three and six months ended June 30, 2014 the Company recorded interest income of $843 and $1,336, respectively. For the three and six months ended June 30, 2013 the Company recorded interest income of $1,648 and $2,097, respectively.

Foreign Currency Translation

The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for the Company’s subsidiaries in China and India. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized. Included in accumulated other comprehensive income were a cumulative foreign currency translation gain of $116,643 and $114,785 as of June 30, 2014 and December 31, 2013, respectively.

Comprehensive Income

Comprehensive income consists of net income and unrealized income (loss) on foreign currency translation adjustments. The foreign currency translation adjustment represents the net currency translation gains and losses related to our China and India subsidiaries, which have not been reflected in the net income for the periods presented.

The Company reports comprehensive income in accordance with FASB ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) and ASU 2011-12, “Comprehensive Income (Topic 220)”, and utilizing the option provided by ASU 2011-05 to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective as of the first interim period within annual reporting periods beginning on or after December 15, 2016, and will replace most existing revenue recognition guidance in U.S. GAAP.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method or determined the effect of the standard on its financial position, results of operations, cash flows, or presentation thereof.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4.	Net Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Net income (loss)	Shares	Per Share Amount
Three months ended June 30, 2014:

Basic net income per share:
Net income applicable to Common Stockholders	$814,475	92,267,831	$0.01
Effect of Dilutive Securities -
Options	-	1,434,862	0.00
Diluted net income applicable to Common Stockholders	$814,475	93,702,693	$0.01

Three months ended June 30, 2013:

Basic net income per share:
Net income	$1,262,715	24,900,808	$0.05
Series B Preferred Stock liquidation preference increase	(899,220)	-	(0.04)
Net income applicable to Common Stockholders	363,495	24,900,808	0.01

Effect of Dilutive Securities -
Options, Preferred Stock and RSUs	-	2,620,672	-
Diluted net income applicable to Common Stockholders	$363,495	27,521,480	$0.01

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Net income (loss)	Shares	Per Share Amount
Six months ended June 30, 2014:

Basic net income per share:
Net income applicable to Common Stockholders	$831,740	92,037,571	$0.01
Effect of Dilutive Securities -
Options	-	1,529,375	0.00
Diluted net income applicable to Common Stockholders	$831,740	93,566,946	$0.01

Six months ended June 30, 2013:

Basic net income per share:
Net income	$1,543,068	24,652,189	$0.06
Series B Preferred Stock liquidation preference increase	(1,798,441)	-	(0.07)
Net income (loss) applicable to Common Stockholders	(255,373)	24,652,189	(0.01)
Effect of Dilutive Securities -
Options, Preferred Stock and RSUs	-	-	-
Diluted net income (loss) applicable to Common Stockholders	$(255,373)	24,652,189	$(0.01)

For the three months ended June 30, 2014, options to purchase 5,066,667 shares of common stock exercisable between $0.04 and $0.20 per share were included in the computation of diluted net income per share. For the six months ended June 30, 2014, options to purchase 5,466,667 shares of common stock exercisable between $0.04 and $0.26 per share were included in the computation of diluted net income per share. Options to purchase 1,038,600 and 638,600 shares of common stock for the three and six months ended June 30, 2014 respectively, which are exercisable between $0.26 and $5.23 per share, were outstanding but were not included in the computation of diluted net income per share applicable to common stockholders because they would have an antidilutive effect on the net income per share.

For the three months ended June 30, 2013, options to purchase 420,000 shares of common stock exercisable between $0.04 and $0.06 per share and RSU’s to settle for 7,057,000 common shares were included in the computation of diluted net income per share. For the three months ended June 30, 2013, options to purchase 5,664,600 shares of common stock exercisable between $0.05 and $5.23 per share and Series B Preferred Stock convertible into 40,716,000 shares of common stock were outstanding but were not included in the computation of diluted net income per share applicable to common shareholders because they would have an antidilutive effect on the net income per share. For the six months ended June 30, 2013, options to purchase 6,084,600 shares of common stock exercisable between $0.04 and $5.23 per share, RSU’s to settle for 7,057,000 common shares and Series B Preferred Stock convertible into 40,716,000 shares of common stock were not included in the computation of diluted net income (loss) per share applicable to common shareholders because they would have an antidilutive effect on the net income (loss) per share.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5.	Accounts Receivable

Accounts receivable are included on the consolidated balance sheets net of the allowance for doubtful accounts. The allowance for doubtful accounts at June 30, 2014 and December 31, 2013 was $27,921 and $41,596, respectively.

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

Inventories consist of the following:

	June 30, 2014	December 31, 2013

Finished goods	$895,666	$1,029,759
Less: Reserves	(244,296)	(229,519)
Total inventories	$651,370	$800,240

Note 7.	Bank Credit Facilities

On December 31, 2013, the Company entered into a Commercial Credit Agreement (the “Credit Agreement”) with Union Bank, N.A. (“Union Bank”). The Credit Agreement as amended provides for a 24 month revolving loan commitment and a 36 month term loan. The revolving loan commitment includes available borrowings of up to $3,500,000 (the “Revolving Credit Loan”), consisting of revolving loans and a sublimit of letters of credit not to exceed a maximum aggregate principal amount of $1,000,000. Borrowings under the Revolving Credit Loan carry interest at a per annum rate of two and one-half percent (2.50%) in excess of a reference rate (“Reference Rate”), which is an index rate determined by Union Bank from time to time as a means of pricing certain extensions of credit. The Reference Rate was 3.25% as of June 30, 2014 and December 31, 2013.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Credit Agreement also provides for a term loan in the amount of $5,000,000 (the “Term Loan Payable” and together with the Revolving Credit Loan, the “Credit Facilities”). The Term Loan Payable is payable in 36 monthly payments of $138,889 beginning January 31, 2014 with interest payable at a per annum rate of two and three-quarters percent (2.75%) in excess of the Reference Rate. The Company paid $250,000 in financing costs associated with the Credit Agreement. The Company used all of the proceeds of the Term Loan and $827,490 of the proceeds of the Revolving Credit Loan to repay at December 31, 2013 in full the promissory note entered into in July 2013 with CVC California, LLC (“CVC”) in the principal amount of $5,800,000 plus accrued interest (See Note 8).

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

The Company had outstanding borrowings as of June 30, 2014 and December 31, 2013 of $5,166,667 and $6,000,000, respectively, under the Credit Facilities, of which $1,000,000 relates to obligations under the Revolving Credit Loan and the remainder relates to the Term Note Payable. As of June 30, 2014 the Company had $927,948 in available borrowings.

Interest expense, net included on our Consolidated Statements of Operations is comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revolving credit loan	$14,534	$-	$30,746	$-
Term loan payable	68,400	-	141,088	-
Amortization of deferred financing cost	22,570	-	45,139	-
Total Credit Facilities related interest expense	105,504	-	216,973	-
Other interest expense (income), net	4,110	(197)	3,912	575
Interest expense (income), net	$109,614	$(197)	$220,885	$575

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8.	Stockholders’ Equity

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

The redemption of the Series B Preferred Stock eliminated the Preferred Stock liquidation preference obligation of $25,893,686, which had entitled the preferred stockholders to payment of the preference amount before payment to the common stockholders. The liquidation preference was scheduled to increase to $40,704,105 in 2016, the time that the preferred shares would have become mandatorily redeemable. The redemption resulted in an immediate benefit to common stockholders of $7,093,686 (less redemption costs of $154,429). Following the redemption of the Series B Preferred Stock, the Company amended the Corporation’s Certificate of Incorporation to eliminate all of the Series B Convertible Preferred Stock. There were no Series B Preferred Stock authorized, issued or outstanding as of June 30, 2014 and December 31, 2013, and the Company now has only common shares outstanding. In connection with the redemption of the Series B Preferred Stock, Mark Hughes, formerly CVC’s representative on the Company’s Board of Directors, resigned from the Board of Directors effective July 12, 2013. Pursuant to the Redemption Agreement, the existing Stockholder’s Agreement with CVC, and with Lonnie D. Schnell (the Company’s Chief Executive Officer and a member of the Board of Directors) and Larry Dyne (the Company’s President), was terminated.

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

As a result of the redemption, on July 12, 2013 a total of 4,745,600 shares of common stock were issued to the Company’s executive management team in settlement of previously vested RSUs pursuant to terms of the 2010 RSU grants and the related deferral elections (See Note 9).

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company’s Certificate of Incorporation presently authorizes the issuance of 3,000,000 shares of Preferred Stock, having a par value of $0.001 per share. No shares of Preferred Stock were outstanding at June 30, 2014 or December 31, 2013.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Board of Directors, who determines the recipients and terms of the awards granted, administers the Company’s stock plans. Awards under the Company’s stock plans are generally granted with an exercise price equal to the average market price of the Company’s stock for the five trading days following the date of approval of the grant. Those option awards generally vest over periods determined by the Board of Directors from immediate to 4 years of continuous service and have 10 year contractual terms.

During the three and six months ended June 30, 2014, 400,000 options were granted. No options were granted during the three and six months ended June 30, 2013.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the six months ended June 30, 2014, options were exercised to acquire 186,458 shares of common stock under the 2007 and 2008 Stock Incentive Plans, and 148,820 shares were retained by the Company in payment of the exercise price of $0.18 weighted average per share and the tax associated with the exercise of the options. At the time of exercise, the intrinsic value of the options exercised was $0.27 per share, and the retained shares had a value of $40,181. During the six months ended June 30, 2014, options were also exercised to acquire 277,084 shares of common stock under the 2008 Stock Incentive Plan. Cash received upon exercise was $29,709 at a weighted average of $0.11 per share. At the time of exercise, the intrinsic value of the options exercised was $0.23 per share. No options were exercised during the three months ended June 30, 2014 and 2013 and six months ended June 30, 2013.

As of June 30, 2014, the Company had $136,172 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the remaining weighted average period of 3.07 years. As of June 30, 2013, unamortized stock-based compensation expense related to options issued to employees and directors was $45,859, which was to be recognized over the weighted average period of approximately 1.9 years.

The following table summarizes the activity in the Company’s share based compensation plans during the six months ended June 30, 2014.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - January 1, 2014	6,221,725	$0.19
Granted	-	$-
Exercised	(463,542)	$0.13
Cancelled	(27,291)	$0.11
Options outstanding - March 31, 2014	5,730,892	$0.20
Granted	400,000	$0.26
Exercised	-	$-
Cancelled	(25,625)	$0.16
Options outstanding - June 30, 2014	6,105,267	$0.20

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

There were no outstanding RSUs and no unamortized stock-based compensation expense related to RSUs as of June 30, 2014. At December 31, 2013 there were 1,155,700 unvested RSUs with a $0.196 per share weighted average value per the original award. These RSUs vested and were settled in common stock on January 30, 2014.

Below is a breakdown by date of the common shares issued upon settlement of vested RSU Awards, and the related intrinsic value of the shares issued.

	Total RSUs awarded	Common shares issued upon settlement of vested RSUs	Intrinsic value at the time of issuance
July 30, 2010	11,557,000	-	$0.196
August 30, 2011	-	600,000	$0.10
January 30, 2012	-	900,000	$0.05
July 30, 2012	-	1,500,000	$0.04
January 30, 2013	-	1,500,000	$0.04
July 12, 2013 (1)	-	4,745,600	$0.06
July 30, 2013 (1)	-	1,155,700	$0.25
January 30, 2014 (2)	-	1,155,700	$0.25
Total	11,557,000	11,557,000

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

Provision for income taxes, net for the three and six months ended June 30, 2014 was $557,475 and $571,134, respectively. Provision for income taxes, net for the three and six months ended June 30, 2013 was $326,081 and $253,833, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provision for income taxes in 2014 includes consideration of all taxable income worldwide. In 2013 the provision for income taxes excluded the Company’s US and India operations due to valuation reserves against the respective income from these entities. These valuation reserves were removed at December 31, 2013.

The provision for income taxes, net for the six months ended June 30, 2013, included the benefit of the elimination of a tax liability of $135,177 recorded in 2007 in connection with a tax position that could have been subject to reversal upon a regulatory review. At March 31, 2013, the time limit for regulatory assessment of the tax position expired and the liability was removed.

Current income taxes receivable were associated with foreign and domestic prepayments and totaled $17,110 and $176,935 as of June 30, 2014 and December 31, 2013, respectively.

Current income taxes payable were principally associated with foreign withholdings, funds transfers, and income tax payable from our Asia operations. Current income taxes payable as of June 30, 2014 and December 31, 2013, totaled $372,950 and $179,000, respectively, and were included in accrued expenses.

Deferred income tax assets, net totaled $6,187,181 and $6,443,385 as of June 30, 2014 and December 31, 2013, respectively, are included in long term deferred income tax assets, net and as part of prepaid expenses and other current assets.

Deferred income tax liabilities totaled $12,054 and $30,388 as of June 30, 2014 and December 31, 2013, respectively.

Note 11.	Commitments and Contingencies

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

The Company manufactures and distributes a full range of zipper (Talon Zipper), trim (Talon Trim) and waistband, shirt collars and other apparel components utilizing proprietary stretch technology (Talon Tekfit) to manufacturers of fashion apparel, specialty retailers and mass merchandisers. The Company’s organization is based on divisions representing the major product lines, and the Company’s operating decisions use these divisions to assess performance, allocate resources and make other operating decisions. Within these product lines there is not enough difference between the types of products to justify segmented reporting by product type or to account for these products separately. The net revenues and operating margins for the three primary product groups are as follows:

	Three Months ended June 30, 2014
	Talon Zipper	Talon Trim	Talon Tekfit	Talon Consolidated
Net sales	$8,617,171	$7,324,480	$17,518	$15,959,169
Cost (recoveries) of goods sold	6,073,050	4,494,881	(14,222)	10,553,709
Gross profit	$2,544,121	$2,829,599	$31,740	5,405,460
Less: Operating expenses				(3,923,896)
Income from operations				$1,481,564

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months ended June 30, 2013
	Talon Zipper	Talon Trim	Talon Tekfit	Talon Consolidated
Net sales	$9,501,836	$7,133,419	$5,709	$16,640,964
Cost of goods sold	6,641,230	4,441,343	6,551	11,089,124
Gross profit (loss)	$2,860,606	$2,692,076	$(842)	5,551,840
Less: Operating expenses				(3,963,241)
Income from operations				$1,588,599

	Six Months ended June 30, 2014
	Talon Zipper	Talon Trim	Talon Tekfit	Talon Consolidated
Net sales	$14,409,206	$12,869,618	$23,463	$27,302,287
Cost of goods sold	10,166,473	7,970,042	25,356	18,161,871
Gross profit (loss)	$4,242,733	$4,899,576	$(1,893)	9,140,416
Less: Operating expenses				(7,516,657)
Income from operations				$1,623,759

	Six Months ended June 30, 2013
	Talon Zipper	Talon Trim	Talon Tekfit	Talon Consolidated
Net sales	$15,302,362	$11,463,363	$14,989	$26,780,714
Cost of goods sold	10,772,664	7,271,493	8,639	18,052,796
Gross profit	$4,529,698	$4,191,870	$6,350	8,727,918
Less: Operating expenses				(6,930,442)
Income from operations				$1,797,476

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company distributes its products internationally and has reporting requirements based on geographic regions. Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment and intangibles) is attributed to countries based on the location of the assets, as follows:

Sales:	Three Months Ended June 30,		Six Months Ended June 30,
Country / Region	2014	2013	2014	2013
United States	$1,218,508	$1,363,298	$2,397,635	$2,445,385
China	6,045,572	5,378,163	9,019,491	7,886,939
Hong Kong	3,100,321	4,114,398	6,221,158	7,114,449
Other	5,594,768	5,785,105	9,664,003	9,333,941
Total	$15,959,169	$16,640,964	$27,302,287	$26,780,714

	June 30, 2014	December 31, 2013
Long-lived Assets:
United States	$4,486,210	$4,514,104
China	202,234	88,962
Hong Kong	191,712	278,636
Total	$4,880,156	$4,881,702

Note 13.	Subsequent Events

The Company evaluated subsequent events after the balance sheet date of June 30, 2014 through the date of the filing of this report.

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

Talon International, Inc. designs, manufactures, sells and distributes apparel zippers, various apparel trim products and specialty waistbands, shirt collars and other apparel components to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We sell and market these products under various branded names including Talon and Tekfit. As a result, we operate the business globally under three product groups – Talon Zipper, Talon Trim and Talon Tekfit.

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

Our primary business focus is on serving as an outsourced apparel Talon Zipper and Talon Trim supplier, product design and development, sampling and sourcing department for the most demanding brands and retailers. We believe that design differentiation among brands and retailers is a critical marketing tool for our customers. By assisting our customers in the design, development, sampling and sourcing of all apparel components other than fabric and thread, we generally achieve higher margins for our products, create long-term relationships with our customers, grow our sales to a particular customer by serving a larger proportion of their brands and better differentiate our sales and services from those of our competitors. We are expanding our business globally, to better serve our apparel customers in the field, in addition to global brands and retailers. We believe we can lead the industry in apparel accessories by having strong relationships with our brand and retail customers and having a distributed service organization to serve our factory customers globally.

Our Talon Tekfit business provides manufacturers with the patented technology, manufacturing know-how, equipment and materials required to produce expandable waistbands, shirt collars and other apparel components. Our supply of this product to customers was limited prior to 2012 by a licensing dispute with the technology inventor. In March 2012 we ended the licensing dispute, acquired all U.S. licenses and patents for this product technology, and settled all matters of litigation with the original owner. Following the end of this dispute we have proceeded to actively expand our marketing and selling efforts of this unique product within the industry. Consequently, the revenues we derived from the sales of products incorporating this stretch technology were substantially limited for the periods prior to settlement of the litigation, and are only recently beginning to be reestablished as we advance our marketing and product introductions to major retailers.

Seasonality

We typically experience seasonal fluctuations in sales volume consistent with the purchase demands within the apparel industry overall. In most years, these seasonal fluctuations result in lower sales volumes for our business in the first and fourth quarters of each year, with our second quarter being our peak sales period followed by our third quarter, due to the seasonal buying patterns by the majority of our customers. Sales of our products typically precede the retail sales patterns by 90 to 150 days. The apparel retailers typically experience their highest sales volumes during the fourth quarter in association with year-end holiday purchases, accordingly this order demand typically results in our higher second and third calendar quarter revenues. Backlogs of sales orders are not considered material in the industries in which we compete, which reduces the predictability of our sales and reinforces the volatility of these cyclical buying patterns on our sales volume.

Results of Operations

The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.1	66.6	66.5	67.4
Gross profit	33.9	33.4	33.5	32.6
Sales and marketing expenses	10.7	9.2	11.4	10.4
General and administrative expenses	13.9	14.6	16.2	15.5
Interest expense (income), net	0.7	0.0	0.8	0.0
Provision for income taxes, net	3.5	2.0	2.1	0.9
Net income	5.1%	7.6%	3.0%	5.8%

Sales

For the three and six months ended June 30, 2014 and 2013, sales by geographic region based on the customer delivery locations as a percentage of sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2014	2013	2014	2013
United States	7.6%	8.2%	8.8%	9.1%
China	37.9	32.3	33.0	29.5
Hong Kong	19.4	24.7	22.8	26.6
Other	35.1	34.8	35.4	34.8
	100.0%	100.0%	100.0%	100.0%

Sales for the three months ended June 30, 2014 were $15,959,000, reflecting a decline of $682,000 or 4.1% as compared to the same period in 2013. Sales for the six months ended June 30, 2013 were $27,302,000, an increase of $522,000 or 1.9% as compared to the same period in 2013. Our 2014 Talon Zipper products sales for the three and six months ended June 30, 2014, were lower than in 2013 by $885,000 and $893,000, respectively. Talon Zipper products sales for the three months in 2014 were $658,000 lower within our mass merchandising brand customers and $227,000 lower within specialty retail brands customers than in 2013. For the six months in 2014, Talon Zipper products sales within mass merchandising brand customers were lower than in 2013 by $942,000, offset by an increase in Talon Zipper products sales of $49,000 within specialty retail brands customers, mainly as a consequence of sales to new brands. For the three and six months ended June 30, 2014, the Talon Trim products sales increased by $191,000 and $1,406,000, respectively compared to the same period in 2013. Substantially all of our Talon Trim products sales are to our specialty retail branded customers.

The lower sales overall in the second quarter of 2014 compared to 2013 principally reflected lower sales to our mass merchandising brand customers in Talon Zipper products sales offset by higher sales to our specialty retail branded customers in the Talon Trim products sales.  The sales to our mass merchandising brand customers reflecting the impact of these retailers carrying higher than expected inventory levels into the second quarter following lower first quarter industry retail sales due to severe weather and lower consumer demand. In general, our specialty brand customers were less impacted by these trends and while retail trends are highly cyclical, industry data indicates the potential for continued pressure on mass merchandising brand customers’ retail sales throughout the remainder of this year.  This industry pressure generally results in lower demand from these customers for our products in subsequent quarters.

Gross Profit

Gross profit for the three months ended June 30, 2014 was $5,405,000 (or 33.9% of sales), reflecting a reduction of $146,000 as compared to the same period in 2013. Gross profit for the six months ended June 30, 2014 was $9,140,000 (or 33.5% of sales), reflecting an increase of $412,000 as compared to the same period in 2013. The reduction in gross profit for the three months ended June 30, 2014, as compared to the same period in 2013, was principally attributable to lower overall sales volumes offset by improved product mix, lower cost manufacturing support, freight and duty costs. The increase in gross profit for the six months ended June 30, 2014, as compared to the same period in 2013, was principally attributable to greater overall sales volumes in the Talon Trim products and improved product mix, partially offset by higher manufacturing support, freight and duty costs.

A recap of the change in gross profit for the three and six months ended June 30, 2014, as compared to the same period in 2013, is as follows:

	Three Months Ended June 30, 2014 as compared to the same period in 2013		Six Months Ended June 30, 2014 as compared to the same period in 2013
	$(1)	%(1)	$(1)	%(1)
Gross profit changes as a result of:
Higher (lower) sales volumes	(249,000)	(4.5)	292,000	3.3
Improved mix of products	41,000	0.7	257,000	2.9
Lower (higher) freight and duty costs	20,000	0.4	(56,000)	(0.6)
Lower (higher) manufacturing overhead costs	42,000	0.8	(81,000)	(0.9)
Gross profit change	(146,000)	(2.6)	412,000	4.7

(1)	Represents the amount or percentage, as applicable, of change in each item in the three and six months ended June 30, 2014 period as compared to the same period in 2013.

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2014 totaled $1,702,000, an increase of $170,000 as compared to the same period in 2013, mainly due to increased new product development costs. Sales and marketing expenses for the six months ended June 30, 2014 totaled $3,118,000, an increase of $321,000 as compared to the same period in 2013. Sales and marketing expenses for the six months ended June 30, 2014, as compared to the same period in 2013, increased mainly due to higher compensation costs $159,000 and increased new product development costs $175,000.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2014 totaled $2,222,000, or 13.9% of sales, as compared to general and administrative expenses in the prior year of $2,431,000, or 14.6% of sales. General and administrative expenses were lower by $209,000 during the three months ended June 30, 2014, as compared to the same period in 2013, mainly due to $65,000 lower professional services fees, $76,000 lower depreciation expenses and other costs reductions of $68,000.

General and administrative expenses for the six months ended June 30, 2014 totaled $4,399,000, or 16.2% of sales, as compared to general and administrative expenses in the prior year of $4,134,000. General and administrative expenses during the six months ended June 30, 2013, included a one-time receipt of a $350,000 settlement from a legal dispute regarding intellectual property rights. As a consequence of this prior year credit, general and administrative expenses for the six months ended June 30, 2014 were higher than in 2013 by $265,000. General and administrative expenses in 2014 included higher net compensation costs of $107,000, offset by lower depreciation expense of $91,000, reduced taxes and licenses expense of $45,000, and other costs reductions of $56,000.

Interest expense and interest income

Interest expense for the three months ended June 30, 2014, increased by $109,000 (to $111,000) as compared to the same period in 2013. Interest expense for the six months ended June 30, 2014, increased by $219,000 (to $222,000) as compared to the same period in 2013. The interest expense during the three and six months ended June 30, 2014, included borrowings under the Credit Facilities and the related amortization of deferred financing costs (See Note 7 to the accompanying Notes to Consolidated Financial Statements). Interest income for the three and six months ended June 30, 2014 was $1,000. Interest income for the three and six months ended June 30, 2013 was $2,000.

A brief summary of interest expense and interest income is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization of deferred financing costs	$23,000	$-	$45,000	$-
Interest expense under Credit Facilities	83,000	-	172,000	-
Other interest expenses	5,000	2,000	5,000	3,000
Interest expense	111,000	2,000	222,000	3,000
Interest income	(1,000)	(2,000)	(1,000)	(2,000)
Interest expense, net	$110,000	$-	$221,000	$1,000

Income taxes

Provision for income taxes, net for the three and six months ended June 30, 2014, was $557,000 and 571,000, respectively. Provision for income taxes, net for the three and six months ended June 30, 2013, was $326,000 and $254,000, respectively.

The provision for income taxes at June 30, 2014, includes consideration of all taxable income worldwide. In 2013 the provision for income taxes excluded our US and India operations due to valuation reserves against the respective income from these entities. These valuation reserves were removed at December 31, 2013.

The provision for income taxes, net for the six months ended June 30, 2013, included the elimination of a tax liability of $135,000, recorded in 2007, for a tax position that could have been subject to reversal upon a regulatory review. At March 31, 2013, the time limit for regulatory assessment of the tax position expired and the liability was removed.

Liquidity and Capital Resources

The following table summarizes selected financial data at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Cash and cash equivalents	$4,472,000	$3,780,000
Total assets	$20,935,000	$20,523,000
Current liabilities	$13,134,000	$12,706,000
Long term liabilities	$2,528,000	$3,386,000
Stockholders’ equity	$5,273,000	$4,431,000

We believe that our remaining cash and cash equivalents and our anticipated cash flows from our operating activities will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months. In addition as of June 30, 2014, we had additional borrowing availability of $928,000 under our revolving credit line.

Cash and cash equivalents

Cash and cash equivalents increased by $693,000 at June 30, 2014, as compared to December 31, 2013, principally due to $1,787,000 in cash provided by operating activities and $30,000 in proceeds from the exercise of stock options, offset by $833,000 in term loan payments, $144,000 in payments related to taxes associated with the exercise of stock options and RSU settlements, and $144,000 in payments for the acquisition of property and equipment.

Cash provided by operating activities is our primary recurring source of funds, and reflects the net income from operations excluding non-cash charges, and changes in operating capital. Reflecting the impact of seasonality, during the six months ended June 30, 2014 and 2013, net cash provided by operating activities was $1,787,000 and $2,857,000, respectively.

The net cash provided by operating activities during the six months ended June 30, 2014 and 2013 resulted principally from:

	Six Months Ended June 30,
	2014	2013
Net income before non-cash expenses	$1,391,000	$2,154,000
Inventory reductions (increases)	131,000	(222,000)
Accounts receivable increases	(193,000)	(883,000)
Accounts payable and accrued expenses increases	440,000	2,231,000
Other reductions (increases) in operating capital	18,000	(423,000)
Net cash provided by operating activities	$1,787,000	$2,857,000

Net cash used in investing activities for the six months ended June 30, 2014 and 2013, was $144,000 and $326,000, respectively, associated mainly with the acquisition of property and equipment offset partially in 2013 by $2,000 in proceeds from the sale of equipment

Net cash used in financing activities for the six months ended June 30, 2014 and 2013, was $947,000 and $2,000, respectively. In 2014, this reflects $833,000 in term loan payments and $144,000 in payments related to taxes associated with the exercise of stock options and RSU settlements, partially offset by $30,000 in proceeds from the exercise of stock options; and in 2013, this reflects payments on borrowings under capital leases of $2,000.

On July 12, 2013, we entered into a Redemption Agreement with CVC California LLC (“CVC”) and repurchased from CVC all of the 407,160 outstanding shares of Series B Preferred Stock for an aggregate purchase price of $18,800,000. The purchase price was paid by delivery to CVC of $13,000,000 in cash and an unsecured Promissory Note in the principal amount of $5,800,000. The Promissory Note accrued interest in the amount of 1% per annum, and was due and payable in full on January 12, 2014. On December 31, 2013, we entered into the Credit Facilities with Union Bank (See Note 7 in the accompanying Notes to Consolidated Financial Statements), and we used all of the proceeds of $5,000,000 from the Term Loan Payable and $827,000 of the proceeds of a Revolving Credit Loan as part of the Credit Facilities to repay the $5,800,000 Promissory Note and related interest to CVC.

As of June 30, 2014 and December 31, 2013, we had outstanding borrowings of $5,167,000 and $6,000,000, respectively under our Credit Facilities, of which $1,000,000 relates to obligations under Revolving Credit Loan and the remainder relates to the Term Note Payable. As of June 30, 2014, we had $928,000 in available borrowings.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at June 30, 2014:

	Payments Due by Period ($)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Revolving credit loan	$1,000,000	$1,000,000	$-	$-	$-
Term loan payable	4,495,000	1,874,000	2,621,000	-	-
Operating leases	1,721,000	643,000	782,000	221,000	75,000
Total Obligations	$7,216,000	$3,517,000	$3,403,000	$221,000	$75,000

At June 30, 2014 and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we do not have any of the risks associated with financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

During the three and six months ended June 30, 2014, there were no transactions to which we were or will be a party, and in which any director, executive officer, or shareholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

●	The allowances for doubtful accounts receivable and the bad debt expense (recoveries), net as at and for the three and six months ended June 30, 2014 and 2013, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Allowance for doubtful accounts receivable	$28,000	$23,000	$28,000	$23,000

Bad debt expense (recoveries), net	$(19,000)	$21,000	$(9,000)	$21,000

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective as of the first interim period within annual reporting periods beginning on or after December 15, 2016, and will replace most existing revenue recognition guidance in U.S. GAAP.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method or determined the effect of the standard on our financial position, results of operations, cash flows, or presentation thereof.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings

We currently have pending various claims and complaints that arise in the ordinary course of our business. We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on our consolidated financial condition if adversely determined against us.

Item 1A.     Risk Factors

Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. No material change to such risk factors has occurred during the six months ended June 30, 2014.

Item 6.        Exhibits

Exhibit No.	Description

10.18.2	Second Amendment, dated June 27, 2014, to the Commercial Credit Agreement dated December 31, 2013 between the Registrant and Union Bank, N.A.

10.18.3	Third Amendment, dated July 30, 2014, to the Commercial Credit Agreement dated December 31, 2013 between the Registrant and Union Bank, N.A.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Dated: August 11, 2014

/s/Lonnie D. Schnell

Lonnie D. Schnell
Chief Executive Officer
(Principal Executive Officer)

/s/Nancy Agger-Nielsen

Nancy Agger-Nielsen
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)