Form 10-Q
period 2014-09-30
TALON INTERNATIONAL, INC.
filed 2014-11-14
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

At November 13, 2014, the issuer had 92,267,831 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,580,504	$3,779,508
Accounts receivable, net	3,535,807	3,576,925
Inventories, net	575,252	800,240
Prepaid expenses and other current assets	975,944	973,836
Total current assets	8,667,507	9,130,509

Property and equipment, net	564,998	614,592
Intangible assets, net	4,297,335	4,267,110
Deferred income tax assets, net	5,714,556	6,050,402
Other assets	409,241	460,226
Total assets	$19,653,637	$20,522,839

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,636,741	$7,158,938
Accrued expenses	2,849,342	2,880,764
Revolving credit loan	1,000,000	1,000,000
Current portion of term loan payable	1,666,667	1,666,667
Total current liabilities	12,152,750	12,706,369

Term loan payable, net of current portion	2,083,333	3,333,333
Deferred income tax liabilities	17,054	30,388
Other liabilities	12,796	22,169
Total liabilities	14,265,933	16,092,259

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Common Stock, $0.001 par value, 300,000,000 shares authorized; 92,267,831 and 91,342,215 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	92,268	91,342
Additional paid-in capital	64,113,287	64,046,631
Accumulated deficit	(58,933,352)	(59,822,178)
Accumulated other comprehensive income	115,501	114,785
Total stockholders’ equity	5,387,704	4,430,580
Total liabilities and stockholders’ equity	$19,653,637	$20,522,839

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30
	2014	2013	2014	2013
Net sales	$11,749,970	$13,728,037	$39,052,257	$40,508,751
Cost of goods sold	8,031,238	9,143,655	26,193,109	27,196,451
Gross profit	3,718,732	4,584,382	12,859,148	13,312,300

Sales and marketing expenses	1,636,759	1,568,257	4,754,723	4,364,742
General and administrative expenses	1,766,851	2,077,100	6,165,544	6,211,057
Total operating expenses	3,403,610	3,645,357	10,920,267	10,575,799

Income from operations	315,122	939,025	1,938,881	2,736,501
Interest expense, net	96,871	10,641	317,756	11,216
Income before provision for income taxes	218,251	928,384	1,621,125	2,725,285
Provision for income taxes, net	161,165	228,328	732,299	482,161
Net income	$57,086	$700,056	$888,826	$2,243,124

Series B Preferred Stock liquidation preference increase	-	(116,029)	-	(1,914,470)
Series B Preferred Stock redemption discount, net	-	6,939,257	-	6,939,257
Net income applicable to Common Stockholders	$57,086	$7,523,284	$888,826	$7,267,911

Per share amounts:
Net income	$0.00	$0.01	$0.01	$0.05
Net income applicable to Preferred Stockholders	-	0.08	-	0.11
Basic net income applicable to Common Stockholders	$0.00	$0.09	$0.01	$0.16

Diluted net income per share applicable to Common Stockholders	$0.00	$0.09	$0.01	$0.15

Weighted average number of common shares outstanding - Basic	92,267,831	82,946,352	92,115,167	44,297,109

Weighted average number of common shares outstanding - Diluted	94,431,171	86,379,163	94,411,036	47,870,968

Net income	$57,086	$700,056	$888,826	$2,243,124
Other comprehensive income (loss) from foreign currency translation	(1,141)	21,221	716	51,072
Total comprehensive income	$55,945	$721,277	$889,542	$2,294,196

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$888,826	$2,243,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207,195	370,751
Gain on disposal of equipment	(2,130)	(232)
Amortization of deferred financing cost	67,708	-
Stock based compensation	181,410	385,821
Deferred income taxes, net	321,867	108,317
Bad debt expense (recoveries), net	(4,720)	18,809
Inventory valuation provisions, net	9,436	45,952
Changes in operating assets and liabilities:
Accounts receivable	42,178	108,558
Inventories	215,452	(286,956)
Prepaid expenses and other current assets	(4,592)	(99,652)
Other assets.	(16,727)	(32,084)
Accounts payable and accrued expenses	(541,082)	399,749
Other liabilities	(9,377)	(158,131)
Net cash provided by operating activities	1,355,444	3,104,026

Cash flows from investing activities:
Proceeds from sale of equipment	2,783	1,832
Acquisitions of property and equipment	(148,989)	(316,215)
Acquisitions of intangibles	(40,037)	-
Net cash (used in) investing activities	(186,243)	(314,383)

Cash flows from financing activities:
Common stock issued	-	5,500,000
Common stock issuance costs	-	(162,671)
Series B preferred stock redemption costs	-	(154,429)
Series B preferred stock redemption	-	(13,000,000)
Payments of term loan payable	(1,250,000)	-
Payments related to taxes on the exercise of stock options and settlement of RSUs	(143,537)	-
Proceeds from exercise of stock options	29,709	-
Payments of capital leases	-	(2,590)
Net cash (used in) financing activities	(1,363,828)	(7,819,690)

Net effect of foreign currency exchange translation on cash	(4,377)	77,691
Net (decrease) in cash and cash equivalents	(199,004)	(4,952,356)
Cash and cash equivalents at beginning of period	3,779,508	8,927,333
Cash and cash equivalents at end of period	$3,580,504	$3,974,977

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Supplemental disclosures of cash flow information:

	Nine Months Ended September 30,
	2014	2013
Cash received (paid) during the period for:
Interest paid	$(253,124)	$(1,602)
Interest received	$2,867	$3,256
Income tax paid, net (principally foreign)	$(70,316)	$(106,015)
Non-cash financing activities:
Series B preferred stock liquidation preference increase	$-	$(1,914,470)
Series B preferred stock redemption discount	$-	$7,093,686
Series B preferred stock redemption through issuance of promissory note	$-	$5,800,000
Non-cash exercise of stock options and settlement of RSUs in common stock	$649	$7,401
Effect of foreign currency translation on net assets	$716	$51,072

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

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectibility of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on our historical experience, for issues not yet identified. Bad debt expense (recoveries), net for the three and nine months ended September 30, 2014 were $4,374 and $(4,720), respectively. Bad debt expense (recoveries), net for the three and nine months ended September 30, 2013 was $(2,050) and $18,809, respectively.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses, revolving credit loan, term loan payable and other liabilities. The book value of the financial instruments is representative of their fair values. In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At September 30, 2014 and December 31, 2013, cash equivalents consisted of money market funds measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $1,157,000 and $961,000, respectively.

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

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other - Testing Indefinite-lived Intangible Assets for Impairment.”  The updated guidance gave companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not that an impairment exists, then the company is required to estimate the fair value of the indefinite-lived intangible assets and perform a quantitative impairment test in accordance with ASU 350-30. The updated guidance was effective for annual and interim indefinite lived intangibles asset impairment tests performed for fiscal years, and interim periods within those years, beginning after September 15, 2012.   The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. The Company completed the required assessment as of September 30, 2014 and December 31, 2013, and noted no impairment.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

From time to time the Company makes investments in product and technical opportunities that are complimentary to or enhancements to its apparel accessories business.  During the quarter ended September 30, 2014 the Company invested $40,037 in the acquisition of intellectual property rights complimentary to the Company’s Talon Zipper products.

Intangible assets as of September 30, 2014 and December 31, 2013 are as follows:

	September 30,	December 31,
	2014	2013

Tradename - Talon trademark	$4,110,751	$4,110,751

Intellectual property rights	218,759	178,722
Less: Accumulated amortization (10 to 17 years)	(32,175)	(22,363)
Intellectual property rights, net	186,584	156,359
Intangible assets, net	$4,297,335	$4,267,110

Amortization expense for intangible assets was $3,271 and $9,812 for the three and nine months ended September 30, 2014, and $3,271 and $9,562 for the three and nine months ended September 30, 2013, respectively.

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

Interest Expense, net – Interest expense reflects the cost of borrowings and amortization of deferred financing costs. Interest expense for the three and nine months ended September 30, 2014 totaled $98,402 and $320,623, respectively. Interest expense for the three and nine months ended September 30, 2013 totaled $11,800 and $14,472, respectively. Interest income consists of earnings from cash held in interest bearing accounts. For the three and nine months ended September 30, 2014 the Company recorded interest income of $1,531 and $2,867, respectively. For the three and nine months ended September 30, 2013 the Company recorded interest income of $1,159 and $3,256, respectively.

Foreign Currency Translation

The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for the Company’s subsidiaries in China and India. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized. Included in accumulated other comprehensive income were a cumulative foreign currency translation gain of $115,501 and $114,785 as of September 30, 2014 and December 31, 2013, respectively.

Comprehensive Income

Comprehensive income consists of net income and unrealized income (loss) on foreign currency translation adjustments. The foreign currency translation adjustment represents the net currency translation gains and losses related to our China and India subsidiaries, which have not been reflected in the net income for the periods presented.

The Company reports comprehensive income in accordance with Topic 220 “Comprehensive Income”, and utilizing the option provided under ASU 2011-05 “Presentation of Comprehensive Income” to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Net Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Net income	Shares	Per Share Amount
Three months ended September 30, 2014:
Basic net income per share:
Net income applicable to Common Stockholders	$57,086	92,267,831	$0.00
Effect of Dilutive Securities - Options	-	2,163,340	0.00
Diluted net income applicable to Common Stockholders	$57,086	94,431,171	$0.00

Three months ended September 30, 2013:
Basic net income per share:
Net income	$700,056	82,946,352	$0.01
Series B Preferred Stock liquidation preference increase prior to redemption	(116,029)	-	(0.00)
Series B Preferred Stock redemption discount, net	6,939,257	-	0.08
Net income applicable to Common Stockholders	7,523,284	82,946,352	0.09

Effect of Dilutive Securities - Options and RSUs	-	3,432,811	-
Diluted net income applicable to Common Stockholders	$7,523,284	86,379,163	$0.09

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Net income	Shares	Per Share Amount
Nine months ended September 30, 2014:
Basic net income per share:
Net income applicable to Common Stockholders	$888,826	92,115,167	$0.01
Effect of Dilutive Securities - Options	-	2,295,869	0.00
Diluted net income applicable to Common Stockholders	$888,826	94,411,036	$0.01

Nine months ended September 30, 2013:
Basic net income per share:
Net income	$2,243,124	44,297,109	$0.05
Series B Preferred Stock liquidation preference increase	(1,914,470)	-	(0.04)
Series B Preferred Stock redemption discount, net	6,939,257	-	0.15
Net income applicable to Common Stockholders	7,267,911	44,297,109	0.16

Effect of Dilutive Securities - Options and RSUs	-	3,573,859	-
Diluted net income applicable to Common Stockholders	$7,267,911	47,870,968	$0.15

For the three and nine months ended September 30, 2014, options to purchase 5,066,667 shares of common stock exercisable between $0.04 and $0.20 per share were included in the computation of diluted net income per share. For the three and nine months ended September 30, 2014, options to purchase 4,683,600 shares of common stock exercisable between $0.21 and $5.23 per share, were outstanding but were not included in the computation of diluted net income per share applicable to common stockholders because they would have an antidilutive effect on the net income per share.

For the three months ended September 30, 2013, options to purchase 5,595,000 shares of common stock exercisable between $0.04 and $0.20 per share and RSU’s to settle for 1,155,700 common shares were included in the computation of diluted net income per share. For the three months ended September 30, 2013, options to purchase 639,600 shares of common stock exercisable between $0.28 and $5.23 per share were outstanding but were not included in the computation of diluted net income per share applicable to common stockholders because they would have an antidilutive effect on the net income per share. For the nine months ended September 30, 2013, options to purchase 2,355,000 shares of common stock exercisable between $0.04 and $0.11 per share and RSU’s to settle for 1,155,700 common shares were included in the computation of diluted net income per share applicable to common stockholders. For the nine months ended September 30, 2013, options to purchase 3,879,600 shares of common stock exercisable between $0.08 and $5.23 per share were not included in the computation of diluted net income per share applicable to common stockholders because they would have an antidilutive effect on the net income per share.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.     Accounts Receivable

Accounts receivable are included on the consolidated balance sheets net of the allowance for doubtful accounts. The allowance for doubtful accounts at September 30, 2014 and December 31, 2013 was $32,340 and $41,596, respectively.

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

Inventories consist of the following:

	September 30,	December 31,
	2014	2013

Finished goods	$809,874	$1,029,759
Less: Reserves	(234,622)	(229,519)
Total inventories	$575,252	$800,240

Note 7.     Bank Credit Facilities

On December 31, 2013, the Company entered into a Commercial Credit Agreement (the “Credit Agreement”) with MUFG Union Bank, N.A. (formerly Union Bank, N.A., “Union Bank”). The Credit Agreement as amended provides for a 24 month revolving loan commitment and a 36 month term loan. The revolving loan commitment includes available borrowings of up to $3,500,000 (the “Revolving Credit Loan”), consisting of revolving loans and a sublimit of letters of credit not to exceed a maximum aggregate principal amount of $1,000,000. Borrowings under the Revolving Credit Loan carry interest at a per annum rate of two and one-half percent (2.50%) in excess of a reference rate (“Reference Rate”), which is an index rate determined by Union Bank from time to time as a means of pricing certain extensions of credit. The Reference Rate was 3.25% as of September 30, 2014 and December 31, 2013.

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

The Credit Agreement contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries which are customary for Credit Facilities of this type including maintaining a Fixed Charge Coverage Ratio between Adjusted EBITDA and principal and interest payments (as defined in the Credit Agreement) of not less than 1.25:1.00 as of the close of each fiscal quarter and an EBITDA (as defined in the Credit Agreement) of at least $2,750,000 as of the close of each fiscal quarter, for the 12-month period ended as of the last day of the quarter. The Company did not satisfy the minimum Fixed Charge Coverage Ratio requirement and the minimum EBITDA requirement for the 12-month period ended September 30, 2014, and in connection therewith obtained a waiver of such non-compliance from Union Bank for the period then ended.

The payment and performance of all indebtedness and other obligations under the Credit Facilities are secured by liens on substantially all of the Company assets pursuant to the terms and conditions of security agreements and guaranties executed by the Company and its principle operating subsidiaries including Talon Technologies, Inc. and Tag-It Pacific Limited.

The Company had outstanding borrowings as of September 30, 2014 and December 31, 2013 of $4,750,000 and $6,000,000, respectively, under the Credit Facilities, of which $1,000,000 relates to obligations under the Revolving Credit Loan and the remainder relates to the Term Note Payable. As of September 30, 2014, the Company had $1,003,351 in available borrowings.

Interest expense, net included on our Consolidated Statements of Operations is comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revolving credit loan	$14,695	$-	$45,441	$-
Term loan payable	60,743	-	201,831	-
Amortization of deferred financing cost	22,569	-	67,708	-
Interest on promissory note	-	12,871	-	12,871
Total Credit Facilities related interest expense	98,007	12,871	314,980	12,871
Other interest expense (income), net	(1,136)	(2,230)	2,776	(1,655)
Interest expense , net	$96,871	$10,641	$317,756	$11,216

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.     Stockholders’ Equity

Series B Convertible Preferred Stock Redemption and Private Placement of Common Stock (Third Quarter of 2013 Related Party Transaction)

On July 12, 2013 the Company entered into a Securities Redemption Agreement (the “Redemption Agreement”) with CVC, a related party of the Company at the time. Pursuant to the Redemption Agreement, the Company repurchased from CVC all of the 407,160 outstanding shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) for an aggregate purchase price of $18,800,000. The purchase price was paid by delivery of $13,000,000 in cash and the issuance to CVC of a promissory note in the principal amount of $5,800,000 (the “Promissory Note”).

The redemption of the Series B Preferred Stock eliminated the Preferred Stock liquidation preference obligation of $25,893,686, which had entitled the preferred stockholders to payment of the preference amount before payment to the common stockholders. The liquidation preference was scheduled to increase to $40,704,105 in 2016, the time that the preferred shares would have become mandatorily redeemable. The redemption resulted in an immediate benefit to common stockholders of $7,093,686 (less redemption costs of $154,429). Following the redemption of the Series B Preferred Stock, the Company amended the Corporation’s Certificate of Incorporation to eliminate all of the Series B Convertible Preferred Stock. There were no Series B Preferred Stock authorized, issued or outstanding as of September 30, 2014 and December 31, 2013, and the Company now has only common shares outstanding. In connection with the redemption of the Series B Preferred Stock, Mark Hughes, formerly CVC’s representative on the Company’s Board of Directors, resigned from the Board of Directors effective July 12, 2013. Pursuant to the Redemption Agreement, the existing Stockholder’s Agreement with CVC, and with Lonnie D. Schnell (the Company’s Chief Executive Officer and a member of the Board of Directors) and Larry Dyne (the Company’s President), was terminated.

In order to provide additional funds necessary for the redemption of the Series B Preferred Stock, and simultaneous with the Redemption Agreement, the Company raised $5,500,000 of new equity through the sale, in a private placement transaction, of 61,111,109 shares of the Company’s common stock at a price of $0.09 per share. The closing of the private placement was expressly conditioned upon the contemporaneous closing of the transactions under the Redemption Agreement. The closing price of the Company's common stock was $0.058 per share on Friday, July 12, 2013, the last trading day prior to public announcement of the equity financing and redemption transactions. The closing of the private placement was expressly conditioned upon the contemporaneous closing of the transactions under the Redemption Agreement. Zipper Holdings, LLC, a related party company controlled by Mark Dyne, the Chairman of the Company’s Board of Directors, acquired 8,333,333 shares of common stock in the private placement.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As a result of the redemption, on July 12, 2013 a total of 4,745,600 shares of common stock were issued to the Company’s executive management team in settlement of previously vested RSUs pursuant to terms of the 2010 RSU grants and the related deferral elections (See Note 9).

Authorized Common Stock and Preferred Stock

On November 8, 2013, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized to be issued from 100,000,000 to 300,000,000. The stockholders also approved an amendment to the Company’s Certificate of Incorporation to allow for a reverse split of the Company’s outstanding shares of common stock within a twelve month period from the approval date authorizing the Board of Directors, when and if the Board of Directors determined that such action is appropriate. The twelve month period expired as of November 8, 2014 without further action by the Board of Directors. Any reverse split of the Company’s common stock at a future date will require additional stockholder approval.

The Company’s Certificate of Incorporation presently authorizes the issuance of 3,000,000 shares of Preferred Stock, having a par value of $0.001 per share. No shares of Preferred Stock were outstanding at September 30, 2014 or December 31, 2013.

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

During the three and nine months ended September 30, 2014, 3,645,000 options and 4,045,000 options were granted, respectively. 400,000 options were granted during the three and nine months ended September 30, 2013.

During the nine months ended September 30, 2014, options were exercised to acquire 186,458 shares of common stock under the 2007 and 2008 Stock Incentive Plans, and 148,820 shares were retained by the Company in payment of the exercise price of $0.18 weighted average per share and the tax associated with the exercise of the options. At the time of exercise, the intrinsic value of the options exercised was $0.27 per share, and the retained shares had a value of $40,181. During the nine months ended September 30, 2014, options were also exercised to acquire 277,084 shares of common stock under the 2008 Stock Incentive Plan. Cash received upon exercise was $29,709 at a weighted average of $0.11 per share. At the time of exercise, the intrinsic value of the options exercised was $0.23 per share. No options were exercised during the three months ended September 30, 2014 and 2013 and nine months ended September 30, 2013.

As of September 30, 2014, the Company had $769,045 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the remaining weighted average period of 3.72 years. As of September 30, 2013, unamortized stock-based compensation expense related to options issued to employees and directors was $158,409, which was to be recognized over the weighted average period of approximately 1.3 years.

The following table summarizes the activity in the Company’s share based compensation plans during the nine months ended September 30, 2014.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - January 1, 2014	6,221,725	$0.19
Granted	400,000	$0.26
Exercised	(463,542)	$0.13
Cancelled	(52,916)	$0.13
Options outstanding - June 30, 2014	6,105,267	$0.20
Granted	3,645,000	$0.21
Exercised	-	$-
Cancelled	-	$-
Options outstanding - September 30, 2014	9,750,267	$0.20

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

There were no outstanding RSUs and no unamortized stock-based compensation expense related to RSUs as of September 30, 2014. At December 31, 2013 there were 1,155,700 unvested RSUs with a $0.196 per share weighted average value per the original award. These RSUs vested and were settled in common stock on January 30, 2014.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10.      Income taxes

Provision for income taxes, net for the three and nine months ended September 30, 2014 was $161,165 and $732,299, respectively. Provision for income taxes, net for the three and nine months ended September 30, 2013 was $228,328 and $482,161, respectively.

The provision for income taxes in 2014 includes consideration of all taxable income worldwide. In 2013 the provision for income taxes excluded the Company’s US and India operations due to valuation reserves against the respective income from these entities. These valuation reserves were removed at December 31, 2013.

The provision for income taxes, net for the nine months ended September 30, 2013, included the benefit of the elimination of a tax liability of $135,177 recorded in 2007 in connection with a tax position that could have been subject to reversal upon a regulatory review. At March 31, 2013, the time limit for regulatory assessment of the tax position expired and the liability was removed.

Current income taxes receivable were associated with foreign and domestic prepayments net of income tax payable, and totaled $68,344 and $176,935 as of September 30, 2014 and December 31, 2013, respectively.

Current income taxes payable were principally associated with foreign withholdings, funds transfers, and income tax payable from the Company’s Asia operations. Current income taxes payable as of September 30, 2014 and December 31, 2013, totaled $387,782 and $179,000, respectively, and were included in accrued expenses.

Deferred income tax assets, net totaled $6,107,539 and $6,443,385 as of September 30, 2014 and December 31, 2013, respectively, are included in long term deferred income tax assets, net and as part of prepaid expenses and other current assets.

Deferred income tax liabilities totaled $17,054 and $30,388 as of September 30, 2014 and December 31, 2013, respectively.

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
(Unaudited)

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months ended September 30, 2014
	Talon Zipper	Talon Trim	Talon Tekfit	Talon Consolidated
Net sales	$6,011,455	$5,669,249	$69,266	$11,749,970
Cost of goods sold	4,402,750	3,562,909	65,579	8,031,238
Gross profit	$1,608,705	$2,106,340	$3,687	3,718,732
Operating expenses				3,403,610
Income from operations				$315,122

	Three Months ended September 30, 2013
	Talon Zipper	Talon Trim	Talon Tekfit	Talon Consolidated
Net sales	$7,876,046	$5,826,090	$25,901	$13,728,037
Cost of goods sold	5,546,837	3,574,398	22,420	9,143,655
Gross profit	$2,329,209	$2,251,692	$3,481	4,584,382
Operating expenses				3,645,357
Income from operations				$939,025

	Nine Months ended September 30, 2014
	Talon Zipper	Talon Trim	Talon Tekfit	Talon Consolidated
Net sales	$20,420,661	$18,538,867	$92,729	$39,052,257
Cost of goods sold	14,569,223	11,532,952	90,934	26,193,109
Gross profit	$5,851,438	$7,005,915	$1,795	12,859,148
Operating expenses				10,920,267
Income from operations				$1,938,881

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months ended September 30, 2013
	Talon Zipper	Talon Trim	Talon Tekfit	Talon Consolidated
Net sales	$23,178,408	$17,289,453	$40,890	$40,508,751
Cost of goods sold	16,319,503	10,845,890	31,058	27,196,451
Gross profit	$6,858,905	$6,443,563	$9,832	13,312,300
Operating expenses				10,575,799
Income from operations				$2,736,501

The Company distributes its products internationally and has reporting requirements based on geographic regions. Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment and intangibles) is attributed to countries based on the location of the assets, as follows:

Sales:	Three Months Ended September 30,		Nine Months Ended September 30,
Country / Region	2014	2013	2014	2013
United States	$928,465	$1,157,394	$3,326,100	$3,065,152
China	3,903,834	4,322,596	12,923,325	12,209,535
Hong Kong	2,858,004	4,012,930	9,079,162	11,127,379
India	718,903	568,337	1,983,872	1,578,965
Other	3,340,764	3,666,780	11,739,798	12,527,720
Total	$11,749,970	$13,728,037	$39,052,257	$40,508,751

	September 30,	December 31,
	2014	2013
Long-lived Assets:
United States	$4,500,915	$4,514,104
China	190,482	88,962
Hong Kong	170,936	278,636
Total	$4,862,333	$4,881,702

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13.      Subsequent Events

The Company evaluated subsequent events after the balance sheet date of September 30, 2014 through the date of the filing of this report.

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

Results of Operations

The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.4	66.6	67.1	67.1
Gross profit	31.6	33.4	32.9	32.9
Sales and marketing expenses	13.9	11.4	12.2	10.8
General and administrative expenses	15.0	15.2	15.7	15.4
Interest expense, net	0.8	0.0	0.8	0.0
Provision for income taxes, net	1.4	1.7	1.9	1.2
Net income	0.5%	5.1%	2.3%	5.5%

Sales

For the three and nine months ended September 30, 2014 and 2013, sales by geographic region based on the customer delivery locations as a percentage of sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2014	2013	2014	2013
United States	7.9%	8.4%	8.5%	7.6%
China	33.2	31.5	33.1	30.1
Hong Kong	24.3	29.2	23.2	27.5
India	6.1	4.1	5.1	3.9
Other	28.5	26.8	30.1	30.9
	100.0%	100.0%	100.0%	100.0%

Sales for the three months ended September 30, 2014 were $11,750,000, reflecting a decline of $1,978,000 or 14.4% as compared to the same period in 2013. Sales for the nine months ended September 30, 2014 were $39,052,000, a reduction of $1,456,000 or 3.6% as compared to the same period in 2013. Our 2014 Talon Zipper products sales for the three and nine months ended September 30, 2014, were lower than in 2013 by $2,758,000 and $1,865,000, respectively. Talon Zipper products sales for the three months in the third quarter of 2014 were $688,000 lower within our mass merchandising brand customers and $1,176,000 lower within specialty retail brands customers than in 2013 (net of $227,000 sales to new Talon Zipper customers). For the first nine months in 2014, Talon Zipper products sales were $1,661,000 lower within our mass merchandising brand customers and $1,097,000 lower within specialty retail brands customers than in 2013 (net of $976,000 sales to new Talon Zipper customers). For the three and nine months ended September 30, 2014, the Talon Trim products sales increased (reduced) by $(157,000) and $1,249,000, respectively compared to the same period in 2013. Substantially all of our Talon Trim products sales are to our specialty retail branded customers.

The lower sales experienced in the third quarter of 2014 compared to 2013 principally reflected continued weakness in our mass merchandising and selected specialty retail brand Talon Zipper customers, and in the mass merchandise customers we serve with our Talon Trim product sales. This marks a continuation of the general apparel retail trend which began in the second quarter of 2014, following a sharp decline in retail apparel sales during the first quarter of 2014 due to severe weather and lower consumer demand, a weaker European economic outlook and a lackluster back to school sales trend within the US. While retail trends are highly cyclical, industry data indicates that with the lower consumer demand and excess carryover retail inventories, the potential remains for continued weakness within mass merchandising and specialty retail brand customers’ sales throughout the remainder of this year.

Gross Profit

Gross profit for the three months ended September 30, 2014 was $3,719,000 (or 31.6% of sales), reflecting a reduction of $866,000 as compared to the same period in 2013. Gross profit for the nine months ended September 30, 2014 was $12,859,000 (or 32.9% of sales), reflecting a reduction of $453,000 as compared to the same period in 2013. The reduction in gross profit for the three months ended September 30, 2014, as compared to the same period in 2013, was principally attributable to lower overall sales volumes and higher manufacturing support costs, slightly offset by improved product mix and lower freight and duty costs. The decrease in gross profit for the nine months ended September 30, 2014, as compared to the same period in 2013, was principally attributable to lower overall sales volumes, and higher manufacturing support, freight and duty costs, partially offset by improved product mix.

A recap of the change in gross profit for the three and nine months ended September 30, 2014, as compared to the same period in 2013, is as follows:

	Three Months Ended September 30, 2014 as compared to the same period in 2013		Nine Months Ended September 30, 2014 as compared to the same period in 2013
	$ (1)	%(1)	$ (1)	%(1)
Gross profit changes as a result of:
Lower sales volumes	(785,000)	(17.2)	(472,000)	(3.5)
Improved mix of products	13,000	0.3	252,000	1.8
Lower (higher) freight and duty costs	12,000	0.3	(44,000)	(0.3)
Higher manufacturing overhead costs	(106,000)	(2.3)	(189,000)	(1.4)
Gross profit change	(866,000)	(18.9)	(453,000)	(3.4)

(1)	Represents the amount or percentage, as applicable, of change in each item in the three and nine months ended September 30, 2014 period as compared to the same period in 2013.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2014 totaled $1,637,000, an increase of $69,000 as compared to the same period in 2013, mainly due to $75,000 increased compensation costs, $48,000 increased travel and communications expenses, offset by $60,000 reduced new product development costs. Sales and marketing expenses for the nine months ended September 30, 2014 totaled $4,755,000, an increase of $390,000 as compared to the same period in 2013 mainly due to $233,000 higher compensation costs and $183,000 increased new product development and marketing costs.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2014 totaled $1,767,000, or 15.0% of sales, as compared to general and administrative expenses in the prior year of $2,077,000, or 15.1% of sales. General and administrative expenses were lower by $310,000 during the three months ended September 30, 2014, as compared to the same period in 2013, mainly due to $241,000 lower compensation costs, $91,000 lower professional services fees, $50,000 lower depreciation expenses and other costs reductions of $30,000 offset by $102,000 higher facilities and related expenses.

General and administrative expenses for the nine months ended September 30, 2014 totaled $6,166,000, or 15.7% of sales, as compared to general and administrative expenses in the prior year of $6,211,000 or 15.3%. General and administrative expenses during the nine months ended September 30, 2013, included a one-time receipt of a $350,000 settlement from a legal dispute regarding intellectual property rights. Despite this prior year credit, general and administrative expenses for the nine months ended September 30, 2014 were lower than 2013 by $46,000. General and administrative expenses in 2014 included lower compensation costs of $134,000, lower depreciation expense of $141,000, reduced professional services expense of $103,000, and other costs reductions of $194,000, offset by higher facilities and related expenses of $176,000.

Interest expense and interest income

Interest expense for the three months ended September 30, 2014, increased by $87,000 (to $99,000) as compared to the same period in 2013. Interest expense for the nine months ended September 30, 2014, increased by $307,000 (to $321,000) as compared to the same period in 2013. The interest expense during the three and nine months ended September 30, 2014, included borrowings under the Credit Facilities and the related amortization of deferred financing costs (See Note 7 to the accompanying Notes to Consolidated Financial Statements). Interest income for the three and nine months ended September 30, 2014 was $2,000 and $3,000, respectively. Interest income for the three and nine months ended September 30, 2013 was $1,000 and $3,000, respectively.

A brief summary of interest expense and interest income is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization of deferred financing costs	$23,000	$-	$68,000	$-
Interest expense under Credit Facilities	75,000	13,000	247,000	13,000
Other interest expenses	1,000	(1,000)	6,000	1,000
Interest expense	99,000	12,000	321,000	14,000
Interest income	(2,000)	(1,000)	(3,000)	(3,000)
Interest expense, net	$97,000	$11,000	$318,000	$11,000

Income taxes

Provision for income taxes, net for the three and nine months ended September 30, 2014, was $161,000 and $732,000, respectively. Provision for income taxes, net for the three and nine months ended September 30, 2013, was $228,000 and $482,000, respectively.

The provision for income taxes at September 30, 2014, includes consideration of all taxable income worldwide. In 2013 the provision for income taxes excluded our US and India operations due to valuation reserves against the respective income from these entities. These valuation reserves were removed at December 31, 2013.

The provision for income taxes, net for the nine months ended September 30, 2013, included the elimination of a tax liability of $135,000, recorded in 2007, for a tax position that could have been subject to reversal upon a regulatory review. At March 31, 2013, the time limit for regulatory assessment of the tax position expired and the liability was removed.

Liquidity and Capital Resources

The following table summarizes selected financial data at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

Cash and cash equivalents	$3,581,000	$3,780,000
Total assets	$19,654,000	$20,523,000
Current liabilities	$12,153,000	$12,706,000
Long term liabilities	$2,113,000	$3,386,000
Stockholders’ equity	$5,388,000	$4,431,000

We believe that our remaining cash and cash equivalents and our anticipated cash flows from our operating activities will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months. In addition as of September 30, 2014, we had additional borrowing availability of $1,003,000 under our revolving credit line.

Cash and cash equivalents

Cash and cash equivalents reduced by $199,000 at September 30, 2014, as compared to December 31, 2013, principally due to $1,355,000 in cash provided by operating activities and $30,000 in proceeds from the exercise of stock options, offset by $1,250,000 in term loan payments, $144,000 in payments related to taxes associated with the exercise of stock options and RSU settlements, and $189,000 in payments for the acquisition of property and equipment and intellectual property rights.

Cash provided by operating activities is our primary recurring source of funds, and reflects the net income from operations excluding non-cash charges, changes in operating capital and the impact of seasonality. During the nine months ended September 30, 2014 and 2013, net cash provided by operating activities was $1,355,000 and $3,104,000, respectively.

The net cash provided by operating activities during the nine months ended September 30, 2014 and 2013 resulted principally from:

	Nine Months Ended September 30,
	2014	2013
Net income before non-cash expenses	$1,670,000	$3,173,000
Inventory reductions (increases)	215,000	(287,000)
Accounts receivable reductions	42,000	109,000
Accounts payable and accrued expenses increases (reductions)	(541,000)	400,000
Other increases in operating capital	(31,000)	(291,000)
Net cash provided by operating activities	$1,355,000	$3,104,000

Net cash used in investing activities for the nine months ended September 30, 2014 and 2013, was $186,000 and $314,000, respectively. In 2014, this reflects $149,000 acquisition of property and equipment offset partially by $3,000 in proceeds from the sale of equipment, and $40,000 acquisition of intellectual property rights. In 2013, this reflects $316,000, acquisition of property and equipment offset partially by $2,000 in proceeds from the sale of equipment.

Net cash used in financing activities for the nine months ended September 30, 2014 and 2013, was $1,364,000 and $7,820,000, respectively. In 2014, this reflects $1,250,000 in term loan payments and $144,000 in payments related to taxes associated with the exercise of stock options and RSU settlements, partially offset by $30,000 in proceeds from the exercise of stock options; and in 2013, reflects the redemption of Series B Preferred Stock of $13,000,000 net of the proceeds from the sale of stock of $5,500,000; the associated costs of issuance for the stock and redemption of the preferred shares of $163,000 and $154,000, respectively and payments on borrowings under capital leases of $3,000.

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

As of September 30, 2014 and December 31, 2013, we had outstanding borrowings of $4,750,000 and $6,000,000, respectively under our Credit Facilities, of which $1,000,000 relates to obligations under Revolving Credit Loan and the remainder relates to the Term Note Payable. As of September 30, 2014, we had $1,003,000 in available borrowings.

The Credit Facilities contain representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the parent company and its subsidiaries which are customary for Credit Facilities of this type including maintaining a Fixed Charge Coverage Ratio between Adjusted EBITDA and principal and interest payments (as defined in the Credit Agreement) of not less than 1.25:1.00 as of the close of each fiscal quarter and an EBITDA (as defined in the Credit Agreement) of at least $2,750,000 as of the close of each fiscal quarter, for the 12-month period ended as of the last day of the quarter. We did not satisfy the minimum Fixed Charge Coverage Ratio requirement and the minimum EBITDA requirement for the 12-month period ended September 30, 2014, and in connection therewith obtained a waiver of non-compliance from Union Bank for the period then ended. Unless there is an improvement in current operating trends and expectations, we anticipate that the Company may not meet the required covenants in the next twelve months and if so will need to request additional waivers. There is no assurance that Union Bank will grant future waivers.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at September 30, 2014:

	Payments Due by Period ($)
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 years
Revolving credit loan	$1,000,000	$1,000,000	$-	$-	$-
Term loan payable	4,016,000	1,848,000	2,168,000	-	-
Operating leases	1,541,000	551,000	748,000	223,000	19,000
Total Obligations	$6,557,000	$3,399,000	$2,916,000	$223,000	$19,000

At September 30, 2014 and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we do not have any of the risks associated with financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

During the three and nine months ended September 30, 2014, there were no transactions to which we were or will be a party, and in which any director, executive officer, or stockholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

Critical accounting policies are those that are important to the portrayal of our financial condition and results, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

●

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of their collectibility. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

●	The allowances for doubtful accounts receivable and the bad debt expense (recoveries), net as at and for the three and nine months ended September 30, 2014 and 2013, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Allowance for doubtful accounts receivable	$32,000	$21,000	$32,000	$21,000
Bad debt expense (recoveries), net	$4,000	$(2,000)	$(5,000)	$19,000

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings

We currently have pending various claims and complaints that arise in the ordinary course of our business. We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on our consolidated financial condition if adversely determined against us.

Item 1A.     Risk Factors

Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. No material change to such risk factors has occurred during the nine months ended September 30, 2014.

Item 6.            Exhibits

Exhibit No.	Description

10.18.3

Third Amendment, dated July 30, 2014, to the Commercial Credit Agreement dated December 31, 2013 between the Registrant and MUFG Union Bank, N.A. (formerly Union Bank, N.A.). Incorporated by reference to Exhibit 10.18.3 to Form 10-Q filed on August 11, 2014.

10.18.4	Fourth Amendment, dated September 24, 2014, to the Commercial Credit Agreement dated December 31, 2013 between the Registrant and MUFG Union Bank, N.A. (formerly Union Bank, N.A.).

10.9.3+	3rd Amendment, dated August 7, 2014, to Employment Agreement, dated July 30, 2010, between Registrant and Lonnie D. Schnell.

10.10.3+	3rd Amendment, dated August 7, 2014, to Employment Agreement, dated July 30, 2010, between Registrant and Larry Dyne.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

Exhibit No.	Description

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

Dated: November 14, 2014	/s/ Lonnie D. Schnell

Lonnie D. Schnell
Chief Executive Officer
(Principal Executive Officer)

/s/ Nancy Agger-Nielsen

Nancy Agger-Nielsen
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)