Form 10-K
period 2014-12-31
TALON INTERNATIONAL, INC.
filed 2015-03-16
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Common Stock, $0.001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

At June 30, 2014, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $8,369,787.

At March 13, 2015 the issuer had 92,267,831 shares of Common Stock, $0.001 par value, issued and outstanding.

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

PART I

ITEM 1.     BUSINESS

General

Talon International, Inc. specializes in the manufacturing and distribution of a comprehensive range of apparel components and accessories including custom zippers, apparel trim components, (such as tags, labels, patches, fasteners, packaging, and similar items), specialty stretch technology for interlinings. These items are sold to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We manufacture and distribute zippers under our Talon® brand name to manufacturers for apparel brands and retailers such as Polo Ralph Lauren, Abercrombie & Fitch, Fat Face, Eddie Bauer, Guess, Ben Sherman and Express, as well as mass merchants such as Kohl’s, JC Penney and Wal-Mart. We also provide outsourced trim design, sourcing and management services and supply custom branded trim components for manufacturers of fashion apparel such as V. F. Corporation, American Eagle, Victoria’s Secret, Fat Face, Abercrombie & Fitch, Polo Ralph Lauren, Express, and many others. Under our Tekfit® brand, we develop and sell fabric stretch technology that utilizes a patented processes and proprietary know-how to create stretchable comfort waistbands, shirt collars, and inner pocketing panels to manufacturers for apparel brands and retailers such as Dockers, PVH, Uniqlo and Superior Uniforms.

We were incorporated in the State of Delaware in 1997. We serve as the parent holding company of our consolidated subsidiaries, which are all wholly-owned subsidiaries. Our initial public offering was effective in January 1998. Our website is www.talonzippers.com. Our website address provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document.

Business Summary

We operate our business within three product groups, Talon Zipper, Talon Trim and Talon Tekfit. In our Talon Zipper group, we design, engineer, test and distribute custom zippers under our Talon trademark to apparel brands and manufacturers on a global basis. Talon enjoys extensive brand recognition and heritage within the apparel industry worldwide. Talon is a 120+ year-old brand, which is renowned for its quality and product innovation and was the inventor of the formed wire metal zipper for the jeans industry. We are a specified custom zipper and preferred zipper brand for numerous manufacturers in the designer, sportswear, children’s wear and outerwear markets worldwide. We provide multiple lines of high quality custom zippers, including metal, coil and plastic zippers, vintage zippers, and specialty zippers for kids clothing and other fit-for-purpose applications, such as footwear, workwear and specialty bags. All products are for distribution to apparel manufacturers worldwide, including, China, Taiwan, India, Indonesia, Bangladesh, Vietnam, the Middle East, Europe, Mexico and Central America. We have sales and marketing teams in most of these areas. We have joint manufacturing arrangements in strategic international local markets to manufacture, finish and distribute our products locally under the Talon brand name. Our manufacturing partners operate under our direct manufacturing and quality assurance oversight, in accordance with our manufacturing specifications and quality standards, using only Talon approved and authorized raw materials. The unique and comprehensive supply chain network results in the highest quality finished zippers for our customers in their local markets. Our operating structure allows us to significantly improve the speed at which we serve the market and the service we provide to our customers, and to effectively expand the geographic footprint of our Talon products.

Our Talon Trim products group acts as a fully-integrated single-source designer, product developer and exclusive supplier for a full range of custom trim items for manufacturers of fashion apparel. Our business focuses on servicing all of the trim requirements of our customers at the manufacturing and retail brand level of the fashion apparel industry. Our Talon Trim products include essentially all components required to manufacture a garment with the exception of the fabric and the thread. Talon Trim items include labels, buttons, rivets, leather patches, woven labels, heat transfer seals, tapes, ribbons, printed marketing material, polybasic, packing cartons, hangers, et al. Talon Trim items comprise a relatively small part of the cost of most apparel products but comprise the vast majority of components necessary to fabricate and finish a typical apparel product. We offer customers a one-stop outsource service for all zipper and trim related matters. Our teams work with industry merchants, product developers and designers, and function as an extension of their staff.

Under our Talon Stretch Technology and Tekfit brand, we supply apparel manufacturers with an advanced, patented fabric technology that creates stretchable fabric from non-stretchable material. This innovative technology allows the fabric to be altered through the addition of stretch characteristics resulting in greatly improved fit and comfort. Pants manufacturers use this technology to build-in stretch into standard waistbands that does not alter the appearance of the garment, but will allow the waist to stretch out and back by as much as two waist sizes. Manufacturers of dress shirts use this stretch technology to produce comfortable, flexible shirt collars, and inner pocketing panels that provide a firm comfort fit across the stomach and hips. Talon’s Stretch Technology and its Tekfit brand products have multiple applications in virtually any garment where added flexibility and comfort is desired.

Our Talon Zipper, Talon Trim and Talon Tekfit product teams collaborate with customers on their design vision and present examples of their vision in graphic form for all apparel accessory components. We design the buttons, snaps, hang tags, labels, zippers, zipper pulls and other items to meet the customer’s needs. Once our customer selects the designs they prefer, our sourcing and production teams coordinate with our manufacturing partners worldwide to ensure the best manufacturing solution for the items being produced. The proper manufacturing solution is a critical part of the expertise and service we provide to customers. Selecting the best facility to ensure timely production, the proper finishes, or other material needs or manufacturing techniques to be used is critical. We offer customers a depth and breadth of knowledge in the manufacturing of these products that our customers cannot otherwise achieve. We are consistently innovating new items, manufacturing techniques and finishes, and introducing many new, fresh and unique ideas to our customers. Once our customers make a final decision on the accessories that will be used on their garments, we are typically identified as the sole or preferred source supplier for the project, and our customers’ factories are then directed to purchase the products directly from us. Throughout the garment manufacturing process, we consistently monitor the timing and accuracy of the production items until finally delivered to our customers’ apparel factories.

We serve as a specified supplier in our Talon Zipper, Talon Trim and Talon Tekfit products for a variety of major retail brand and private-label oriented companies. A specified supplier is a supplier that has been approved for its quality and service by a major retail brand or private-label company. Apparel contractors manufacturing for the retail brand or private-label company must purchase their zipper and trim components from a supplier that has been specified. We seek to expand our services as a supplier of select items for such customers, to being a preferred or single-source provider of the entire customer’s authorized trim and zipper requirements. Our ability to offer a full range of trim and zipper products is attractive to brand name and private-label oriented customers because it enables the customer to address their quality and supply needs for all of their trim requirements from a single source, avoiding the time and expense necessary to monitor quality and supply from multiple vendors and manufacturer sources. Becoming a specified supplier to brand customers gives us an advantage to become the preferred or sole vendor of trim and zipper items for all apparel manufacturers contracted for production for that brand name.

Our teams of sales employees, representatives, program managers, creative design personnel and global production and distribution coordinators based at our facilities located in the United States, Europe, and throughout Southeast Asia, enable us to take advantage of and address the increasingly complicated requirements of the large and expanding demand for complete apparel accessory solutions. We plan to continue to expand operations in Asia, Europe, and Central America to take advantage of the large apparel manufacturing markets in these regions.

Products

Talon Zipper - We offer a full line of custom metal, coil and plastic zippers bearing the Talon brand name or logo. Talon zippers are used primarily by manufacturers in the apparel industry and are distributed through our distribution facilities in the United States, Europe, Hong Kong and China and through these designated offices to other international markets, including Taiwan, India, Bangladesh, Indonesia, Vietnam, Dominican Republic and others.

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

Talon Trim - We consider our high level of customer service as a fully integrated single-source supplier essential to our success. We combine our quality customer service within our Talon Trim solutions with a history of design and manufacturing expertise to offer our customers a complete trim solution product. We believe this full-service product gives us a competitive edge over companies that only offer selected trim components because our full service solutions save our customers substantial time in ordering, designing, sampling and managing trim sourcing from several different suppliers. Our tracking and order management systems allow us to seamlessly supply Talon Trim solutions and products to apparel brands, retailers and manufacturers around the world. We produce custom woven, leather, synthetic, embroidered and novelty labels and tapes, which can be printed on or woven into a wide range of fabrics and other materials using high-speed equipment.

Talon Tekfit - Our Talon Tekfit business provides manufacturers with the patented technology, manufacturing know-how, proprietary equipment and materials necessary to produce expandable waistbands, shirt collars and various other stretch technology apparel inner lining components. Our supply of this product to customers was limited prior to 2012 by a licensing dispute with the technology inventor. In March 2012 we ended the licensing dispute, acquired all U.S. licenses and patents for this product technology and settled all matters of litigation with the original owner. Upon ending this dispute, we have proceeded to actively expand our marketing and selling efforts of this unique product within the industry. Consequently, the revenues we derived from the sales of products incorporating this stretch technology were substantially limited for the periods prior to settlement of the litigation, and are only recently beginning to be reestablished as we re-introduce this technology to major retailers.

The adoption of new and innovative technology by major retailers, particularly where it modifies the style, design or performance of a garment, is a complicated and time-consuming process. New product innovations by major retailers can require 10 to 12 months to complete the design, marketing and manufacturing of the new item, and depending upon the seasonal aspect of the garment, introduction of the product to the market could require several additional months. Accordingly, the re-introduction of the Talon Tekfit technology requires significant time to accomplish adoption within the retailers’ products. However, once adopted the production volumes continue to build as the technology is accepted across multiple styles with the retailer.

 The percentages of total revenue contributed by each of our three primary product groups for the last three fiscal years are as follows:

	Years Ended December 31,
	2014	2013	2012
Product Group Net Sales:
Talon Zipper	50.1%	54.8%	49.4%
Talon Trim	49.6%	45.0%	50.5%
Talon Tekfit	0.3%	0.2%	0.1%

Design and Development

Our in-house creative teams produce products with innovative technology and designs that we believe distinguish our products from those of our competitors. We support our skills and expertise in material procurement and product manufacturing coordination with product technology and designs intended to meet fashion demands, as well as cost and functional parameters. An example of this is the Talon KidZip®, which is a specialty zipper for children’s apparel, engineered to surpass industry established strength and safety standards, while maintaining the fashion image and requirements of today’s apparel demands.

Many specialty design companies with which we compete have limited engineering, sourcing or manufacturing experience, and consequently they create products or designs that often cannot be implemented due to limitations in the manufacturing process, the high expense of required materials, or a lack of functionality in the resulting product. We design products to function within the limitations imposed by the applicable materials and manufacturing framework, while meeting our customers’ specialty needs. Using our manufacturing experience, we ensure delivery of quality products and minimize the time-consuming delays that often arise in coordinating the efforts of independent design houses and manufacturing facilities. By supporting our material procurement and product manufacturing services with design services, we reduce development and production costs and deliver products to our customers sooner than many of our competitors. Our development costs are low, many of which are borne by our customers. Our design teams are based in our U.S. and Asian facilities.

Customers

We have over 1,000 active customers representing more than 280 of the world’s best known brands. Our customers include the designated suppliers of well-known apparel retailers and brands, such as VF Corporation, Victoria’s Secret, Fat Face, Abercrombie and Fitch, American Eagle, Polo Ralph Lauren, Phillips-Van Heusen, Express, Eddie Bauer, Next, NY & Co. and Guess among others. Our customers also include contractors, agents and importers for mass merchant retailers such as Kohl’s, Wal-Mart, JC Penney, Costco and others.

For the years ended December 31, 2014, 2013 and 2012, our three largest customers combined represented approximately 5%, 5% and 6%, respectively, of consolidated net sales.

Sales and Marketing

We sell our products through our own sales force based in the United States, Hong Kong, China, India, Indonesia, Taiwan, Vietnam and Bangladesh. We also sell through outside sales representatives in the U.S. and Europe, and we develop Central America opportunities through our U.S. sales force and outside sales representatives. We employ customer service representatives who are assigned to key customers and provide local customer support. We have developed relationships with our major customers and brands at senior levels, and our sales teams actively participate with these customers/brands in their marketing and sales programs and sales strategies. When we become the outsourcing supplier for a brand’s packaging or trim requirements, we market ourselves as an in-house function of the brand’s Talon Trim components procurement operation.

Sourcing and Assembly

We have developed expertise in identifying high quality materials, competitive prices and approved manufacturers for particular products and materials and ensuring strict adherence to quality manufacturing processes and materials. Our expertise enable us to produce a broad range of apparel accessories and Talon Trim products at competitive prices. The majority of products that we procure and distribute are secured on a finished-good basis, manufactured by our partners and under our direct oversight and scrutiny. Raw materials used to manufacture or assemble all of our products are obtained only from sources we authorize and specify and are in adequate supply. We purchase products only from qualified material suppliers, and guarantee our customers that all materials used in the manufacture of our products are fully compliant with all government regulations and controls over restricted substances.

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

Principally through our Asian facilities, we distribute Talon Zipper, Talon Trim and Talon Tekfit items and apparel accessories and oversee the manufacture and distribution of the full range of our products. Through our Asian facilities we supply customers numerous significant programs, and serve these customers worldwide.

Intellectual Property Rights and Licenses

We have trademarks as well as patent rights, copyrights, software copyrights and trade names for which we rely on common law protection, including the Talon trademark. Several of our other trademarks are the subject of applications for federal trademark protection through registration with the United States Patent and Trademark Office, including “Talon,” “Tag-It,” “Kidzip” and “Tekfit.” We hold patent rights for several key processes and products, including the Tekfit stretchable fabric products, specialty zippers and garment fasteners.

Seasonality

We typically experience seasonal fluctuations in sales volume consistent with the purchase demands of the apparel industry. In most years, these seasonal fluctuations result in lower sales volumes for our business in the first and fourth quarters of each year due to the seasonal buying patterns by the majority of our customers. Sales of our products typically precede the retail sales patterns by approximately 90 to 150 days, with this cycle pattern closer to 45 to 75 days for our more generic products sold to mass merchandisers. The apparel retailers typically experience their highest sales volumes during the fourth quarter in association with year-end holiday purchases. Backlogs of sales orders are not considered material in the industries in which we compete, which reduces the predictability of our sales and reinforces the volatility of these cyclical buying patterns on our sales volume. Operating expenses typically follow our seasonal sales patterns fluctuating with the quarterly sales. However our first quarter is typically burdened with higher costs associated with year-end audits, legal reviews, and costs associated with SEC filings, resulting in proportionally higher costs in the first quarter. Because of these fluctuations in our sales and operating costs, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

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

Because of our integrated materials, manufacturing and assembly capabilities and our full-service zipper and trim solutions, we believe that we are able to effectively compete for our customers’ business, particularly where our customers require a high level of confidence regarding compliance with restricted substance regulations, and with the effective coordination of separately sourced production functions. We believe that we successfully compete in our industry by offering superior product pricing, quality, customer service, design capabilities, delivery lead times and complete supply-chain management. We also believe the Talon brand name and the quality of our Talon brand zippers allows us to gain market share in the apparel accessory industry. The unique qualities of our Tekfit stretch fabric technology will also allow us to compete effectively in the market for waistband, shirt collar and other garment components.

Segment Information

We operate in one industry segment, the distribution of a full range of apparel zipper, trim and inner lining products to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We separately report our revenues and gross margins by our selling groups in this segment to the extent these are distinguished and separate.

Financial Information about Geographic Areas

The majority of our products sold are for use by U.S. and European based brands, retailers and manufacturers. The majority of these customers produce their products or outsource the production of their products in manufacturing facilities located outside of the U.S. or Europe, primarily in China, India, Indonesia, Vietnam, Bangladesh and Central America.

A summary of our domestic and international net sales and long-lived assets is set forth in Item 8 of Part II of this Annual Report on Form 10-K, Note 8 in the accompanying Notes to Consolidated Financial Statements.

We are subject to certain risks referred to in Item 1A, “Risk Factors” and Item 3, “Legal Proceedings,” including those normally attending international and domestic operations, such as changes in economic or political conditions, currency fluctuations, foreign taxes, exchange control regulations and the effect of international relations and domestic affairs of foreign countries on the conduct of business, legal proceedings and the availability and pricing of raw materials.

Employees

As of December 31, 2014, we had 212 full-time employees including 29 in the United States and 183 employees in Asia. Our labor forces are non-union. We believe that we have satisfactory employee and labor relations.

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

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers, which are served by many of our largest customers. The worldwide apparel industry is heavily influenced by general economic cycles. Purchases of fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines. Many factors affect the level of consumer spending in the apparel industries, including among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, or maintain our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by weak or downward trends in the United States or global economy.

If we lose our larger brand and retail nominations or customers, or the customers fail to purchase at anticipated levels, our sales and operating results will be adversely affected.

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

We may not be able to satisfy the financial covenants in our Credit Agreement and if we cannot, then our lender could declare the debt obligations in default.

Our Commercial Credit Agreement, originally entered into on December 31, 2013 (the “Credit Agreement”), with our secured lender, MUFG Union Bank, N.A. (formerly Union Bank, N.A. , “Union Bank”), requires certain covenants, including a minimum level of EBITDA (as defined in the Credit Agreement). If we fail to satisfy the Credit Agreement covenants, the Credit Agreement could be in default and the outstanding balance could be declared immediately due and payable by the lender.

While we did not satisfy the minimum fixed charge coverage covenant and the minimum EBITDA covenant under the Credit Agreement for the 12-month periods ended September 30, 2014 and December 31, 2014, we obtained waivers of the non-compliance from Union Bank for those periods. We have recently agreed to amended covenants with Union Bank for the remaining term of the Credit Agreement. As a result of this amendment, we anticipate that we will meet the required covenants in the next year. However, there can be no assurance that we will satisfy these covenants for future periods (See Subsequent Events Note 11 to the accompanying Notes to Consolidated Financial Statements).

In the event we do not meet the required covenants in future periods, we will either negotiate for changes in the relative covenants or negotiate a waiver with the lender. There is no assurance that Union Bank will grant future waivers. Our expectations of future operating results and compliance with all debt covenants cannot be assured and our lender’s actions are not controllable by us. If we default under the loan agreement, all amounts due under the loan agreement could be declared immediately due and payable and, unless we are able to secure alternative financing to repay the lender, the lender would have the right to exercise its remedies including enforcement of its lien on substantially all of our assets. Further, if the debt is placed in default, we could be required to reduce our expenses, curtail operations and/or raise capital through the sale of assets, issuance of equity or otherwise.

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

On occasion, we have discovered that certain Asian factories have counterfeited Talon’s zippers. We undertake efforts to eliminate and prosecute all offenders. Counterfeiting of known quality brand products is commonplace within Asia and in particular where retailers limit their sources to recognized brands such as Talon. The full extent of counterfeiting of Talon products, its effect on our business operations and the costs to investigate and eliminate this activity are ongoing and are generally undeterminable. However, based upon evidence available, we believe the impact is not significant to our current overall operations. We continue to work closely with major retailers to identify these activities within the marketplace and will aggressively combat these efforts worldwide to protect the Talon brand.

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

We have experienced and may continue to experience major fluctuations in the market price for our common stock.

 The following factors could cause the market price of our common stock to decrease, perhaps substantially:

●	The failure of our quarterly operating results to meet expectations of investors or securities analysts;
●	Adverse developments in the financial markets, the apparel industry and the worldwide or regional economies;
●	Changes in interest rates;
●	Changes in accounting principles;
●	Disputes relating to intellectual property and legal matters;
●	Sales of common stock by existing stockholders or holders of options;
●	Announcements of key developments by our competitors; and
●	The reaction of markets and securities analysts to announcements and developments involving our company.

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

 We have adopted anti-takeover measures that may depress the price of our common stock.

Our ability to issue shares of preferred stock without stockholder approval and some provisions of our certificate of incorporation and bylaws and of Delaware law could make it more difficult for a third party to make an unsolicited takeover attempt of our Company. These anti-takeover measures may depress the price of our common stock by making it more difficult for third parties to acquire us by offering to purchase shares of our stock at a premium to its market price.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

 None.

ITEM 2.     PROPERTIES

Our headquarters are located in the greater Los Angeles area, in Woodland Hills, California. We lease approximately 13,054 square feet of office, warehouse and product development spaces in the U.S. and 35,892 square feet of office, warehouse, product development and showroom spaces within Asia. The lease agreements related to these properties expire at various dates through October 2019. We believe our existing facilities are adequate to meet our needs for the foreseeable future.

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

	High	Low
Year ended December 31, 2014
1st Quarter.	$0.34	$0.23
2nd Quarter	0.34	0.20
3rd Quarter	0.27	0.19
4th Quarter	0.22	0.15
Year ended December 31, 2013
1st Quarter.	$0.08	$0.03
2nd Quarter	0.12	0.05
3rd Quarter	0.40	0.06
4th Quarter	0.46	0.25

On March 13, 2015 the closing sales price of our common stock as reported on the OTCQB was $0.20 per share. As of March 13, 2015, there were 26 recorded holders of our common stock and approximately 31.5% of our outstanding shares were held by brokers and dealers.

We intend to apply for listing on the NASDAQ Capital Market promptly following our compliance with the applicable initial listing requirements.

Dividends

We have never paid dividends on our common stock. In addition, our Credit Agreement with Union Bank prohibits us from paying dividends without prior approval by Union Bank. It is our intention to retain future earnings for use in our business.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock in the fourth quarter of 2014.

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

	(In thousands except per share data)
	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data:
Talon Zipper net sales	$24,710	$28,756	$22,062	$22,613	$24,517
Talon Trim net sales	24,480	23,612	22,519	19,048	16,936
Talon Tekfit net sales	133	79	20	8	7
Total net sales	$49,323	$52,447	$44,601	$41,669	$41,460
Income from operations (1)	$1,740	$2,757	$995	$1,339	$1,471
Net income (loss) (2)(3)	$572	$9,731	$679	$729	$(1,467)
Net income (loss) per share	$0.01	$0.17	$0.03	$0.04	$(0.07)
Basic net income (loss) per share	$0.01	$0.26	$(0.12)	$(0.10)	$(0.17)
Diluted net income (loss) per share	$0.01	$0.24	$(0.12)	$(0.10)	$(0.17)
Weighted average shares outstanding – basic	92,154	56,213	22,458	20,568	20,291
Weighted average shares outstanding – diluted	94,301	60,555	22,458	20,568	20,291
Total comprehensive income (loss)(2)(3)	$573	$9,778	$685	$761	$(1,510)

Consolidated Balance Sheets Data:
Cash and cash equivalents	$2,603	$3,780	$8,927	$5,749	$2,795
Total assets	$18,102	$20,523	$18,976	$16,358	$13,828
Revolving credit loan, term note payable and capital lease obligations	$4,333	$6,000	$3	$324	$362
Series B Convertible Preferred Stock	$-	$-	$23,979	$20,672	$17,820
Stockholders’ equity (deficit)	$5,134	$4,431	$(16,028)	$(13,919)	$(12,801)

Per Share Data:
Net book value per common share	$0.06	$0.05	$(0.68)	$(0.66)	$(0.63)
Common shares outstanding	92,268	91,342	23,401	21,001	20,291

(1)

Income from operations for the years ended December 31, 2013 and 2012 include $330,000 and $(574,000), respectively related to trademark infringement litigation recovery (costs). Income from operations for the year ended December 31, 2010 includes $275,000 related party note receivable recovery.

(2)	Loss on extinguishment of debt was included in the net loss for the year ended December 31, 2010 in the amount of approximately $571,000.

(3)

Benefit from income taxes, net, in the amount of $7,492,000 was recorded on December 31, 2013, arising from the recognition of our net deferred tax assets principally associated with our U.S. operating loss carryforwards.

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

Overview

Talon International, Inc. designs, manufactures, sells and distributes apparel zippers, various apparel trim products and specialty waistbands, shirt collars and other apparel components to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We sell and market these products under various branded names including Talon® and Tekfit®. As a result, we operate the business globally under three product groups - Talon Zipper, Talon Trim and Talon Tekfit.

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

Our primary business focus is on serving as an outsourced apparel zipper, trim and inner lining supplier, product design and development, sampling and sourcing department for the most demanding brands and retailers. We believe that design differentiation among brands and retailers is a critical marketing tool for our customers. By assisting our customers in the design, development, sampling and sourcing of all apparel components other than fabric and thread, we generally achieve higher margins for our products, create long-term relationships with our customers, grow our sales to a particular customer by serving a larger proportion of their brands and better differentiate our sales and services from those of our competitors. We are expanding our business globally, to better serve our apparel customers at the factory level, in addition to global brands and retailers. We believe we can lead the industry in apparel accessories by having strong relationships with our brand and retail customers and having a distributed service organization to serve our factory customers globally.

Our Talon Tekfit business provides manufacturers with Talon’s patented fabric stretch technology, manufacturing know-how, proprietary equipment and materials necessary to produce expandable waistbands, shirt collars and various other stretch technology apparel inner lining components. Our supply of this product to customers was limited prior to 2012 by a licensing dispute with the technology inventor. In March 2012 we ended the licensing dispute, acquired all U.S. licenses and patents for this product technology, and settled all matters of litigation with the original owner. Upon ending this dispute, we proceeded to actively expand our marketing and selling efforts of this unique product within the industry. Consequently, the revenues we derived from the sales of products incorporating this stretch technology were substantially limited for the periods prior to settlement of the litigation, and are only recently beginning to be reestablished as we introduce this technology to major retailers.

The adoption of new and innovative technology by major retailers, particularly where it modifies the style, design or performance of a garment, is a complicated and time-consuming process. New product innovations by major retailers can require 10 to 12 months to complete the design, marketing and manufacturing of the new item, and depending upon the seasonal aspect of the garment, introduction of the product to the market could require several additional months. Accordingly, the re-introduction of the Talon Tekfit technology requires significant time to accomplish adoption within the retailers’ products. However, once adopted the production volumes continue to build as the technology is accepted across multiple styles with the retailer.

Results of Operations

Net Sales

For the years ended December 31, 2014, 2013 and 2012, total sales by geographic region based on customer delivery locations were as follows:

	Years Ended December 31,
	2014	2013	2012
Sales:
United States	$4,396,000	$4,145,000	$4,495,000
China	15,564,000	15,078,000	10,760,000
Hong Kong	11,497,000	14,682,000	14,595,000
India	2,523,000	2,114,000	1,665,000
Bangladesh	2,378,000	2,618,000	2,242,000
Other	12,965,000	13,810,000	10,844,000
Total	$49,323,000	$52,447,000	$44,601,000

 The net sales for the three primary product groups are as follows:

	Years Ended December 31,
	2014	2013	2012
Product Group Net Sales:
Talon Zipper	$24,710,000	$28,756,000	$22,062,000
Talon Trim	24,480,000	23,612,000	22,519,000
Talon Tekfit	133,000	79,000	20,000
Total	$49,323,000	$52,447,000	$44,601,000

Net sales are influenced by a number of factors, including demand, pricing strategies, new product launches, competitive products, product supply and foreign exchange rates. See Item 1 “Business” for a discussion of our principal products.

Sales for the year ended December 31, 2014 were $49,323,000, reflecting a net decline of $3,125,000 or 6.0% as compared to the same period in 2013, principally the result of a decline in our Talon Zipper product sales. Our 2014 Talon Zipper products sales for the year ended December 31, 2014, were lower than in 2013 by $4,047,000. Talon Zipper product sales to our mass merchandising brand customers (such as Wal-Mart, Kohl’s, and JC Penney) declined $2.0 million; and Talon Zipper product sales to teen apparel retailers (such as Abercrombie & Fitch and Zumiez) declined $1.4 million from 2013. The lower Talon Zipper sales experienced in 2014 compared to 2013 was principally the result of a sharp decline in consumer retail apparel sales in the first half of 2014 (due in part to severe weather and low consumer demand), which lead to excess retail inventories and a prompt reduction in retailers demand at the wholesale level. While retail trends are cyclical, weak consumer demand and resulting carryover retail inventories, generally can require numerous quarters to rebalance inventories with the demand, especially if demand remains weak as it did throughout 2014. Consequently, the potential remains for continued weakness in our Talon Zipper sales within the sensitive mass merchandising and teen specialty retail brand customers. Partially offsetting the decline in Talon Zipper sales in 2014, were sales to new Talon Zipper customers added in the year of $1,274,000. For the year ended December 31, 2014, the Talon Trim products sales increased by $869,000 compared to the same period in 2013, reflecting $1,683,000 in increased sales to our specialty retail brands customers, offset by an $815,000 reduction in mass merchandising brand customers sales. Substantially all of our Talon Trim products sales are to our specialty retail and teen apparel branded customers.

Net sales for the year ended December 31, 2013 were $52,447,000, an increase of $7,847,000 over the net sales for the same period in 2012. The increase reflected higher sales to our specialty retail branded customers in the Talon Zipper and Talon Trim segments, and sales to new brands in all three business segments, as a result of approval nominations from retailers and brands for the use of our products in their garments. Our Talon Zipper, Talon Trim and Talon Tekfit segments increased sales by $6,695,000, $1,093,000 and $59,000, respectively compared to the same periods in 2012.

Cost of goods sold and selected operating expenses

The following table summarizes cost of goods sold and selected operating expenses for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands) and the percentage change in such operating expenses as compared to the previous year:

	2014	Change	2013	Change	2012

Sales	$49,323	-6%	$52,447	18%	$44,601
Cost of goods sold	$33,315	-6%	$35,475	18%	$30,140
% of sales	68%		68%		68%
Sales and marketing expenses	$6,330	8%	$5,889	18%	$4,974
% of sales	13%		11%		11%
General and administrative expense	$7,938	-5%	$8,327	-2%	$8,492
% of sales	16%		16%		19%

Cost of goods sold

Cost of goods sold for the year ended December 31, 2014 decreased $2,160,000 as compared to the same period in 2013, and represented 68% of sales in each of the years ended December 31, 2014 and 2013.  The decrease in the cost of goods sold was the result of lower overall sales volume of $1,975,000, lower direct purchase costs associated with a greater mix of higher-margin products in the Talon Zipper and the Talon Trim products of $366,000, offset by higher manufacturing overhead costs, inventory obsolescence costs and freight expenses of $181,000.

Cost of goods sold for the year ended December 31, 2013 increased $5,334,000 as compared to the same period in 2012, and represented 68% of sales in each of the years ended December 31, 2013 and 2012.  The increase in the cost of goods sold was the result of higher overall sales volumes of $4,603,000, higher manufacturing overhead costs, inventory obsolescence costs and freight expenses of $906,000, offset by lower direct purchase costs associated with a greater mix of higher-margin products in the Talon Zipper and the Talon Trim segments of $175,000.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2014 totaled $6,330,000, an increase of $441,000 as compared to the same period in 2013, mainly due to $224,000 higher compensation costs and $219,000 increased new product development and marketing costs.

Sales and marketing expenses for the year ended December 31, 2013 totaled $5,889,000, an increase of $915,000 as compared to the same period in 2012. Sales and marketing expenses increased mainly due to higher sales commissions associated with the higher sales volumes in the amount of $408,000, and due to increased new product development costs in the amount of $223,000.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2014 totaled $7,938,000, or 16% of sales, as compared to general and administrative expenses in the prior year of $8,327,000 or 16% of sales. General and administrative expenses during the year ended December 31, 2013, included a one-time receipt of a $350,000 settlement from a legal dispute regarding intellectual property rights. Despite this prior year credit, general and administrative expenses for the year ended December 31, 2014 were lower than 2013 by $389,000. General and administrative expenses in 2014 included lower compensation costs of $366,000, lower depreciation expense of $204,000 and other costs reductions of $199,000.

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

Interest expense and interest income

Interest expense for the year ended December 31, 2014, increased by $385,000 (to $415,000) as compared to the same period in 2013. The interest expense during the year ended December 31, 2014, included borrowings under our credit facilities with Union Bank (“Credit Facilities”) and the related amortization of deferred financing costs (See Note 2 to the accompanying Notes to Consolidated Financial Statements). Interest income for the year ended December 31, 2014 and 2013 was $4,000.

Interest expense for the year ended December 31, 2013 was $30,000, as compared to interest expense of $51,000 for the same period in 2012. Interest income for the year ended December 31, 2013 and 2012 was $4,000.

Income taxes

Provision for income taxes, net for the year ended December 31, 2014, was $756,000 as compared to a benefit from income taxes, net for the year ended December 31, 2013 of $7,000,000. The provision for income taxes at December 31, 2014 includes consideration of all taxable income worldwide. Whereas in 2013, the provision for income taxes excluded our US and India operations due to valuation reserves against the respective income from these entities. These valuation reserves were removed at December 31, 2013. The provision for income taxes, net for the year ended December 31, 2013, included the elimination of a tax liability of $135,000, recorded in 2007, for a tax position that could have been subject to reversal upon a regulatory review. At March 31, 2013, the time limit for regulatory assessment of the tax position expired and the liability was removed.

Benefit from income taxes, net for the year ended December 31, 2013 was $7,000,000, as compared to a provision for income taxes, net for the year ended December 31, 2012 of $268,000. The benefit from income taxes, net for the year ended December 31, 2013 includes the recognition of our deferred tax assets, net in the amount of $7,492,000 principally associated with our U.S. operating loss carryforwards. Previously these assets were fully offset with a valuation reserve based upon an evaluation of the likelihood of the recovery of these assets. As of December 31, 2013, we concluded that there is now sufficient evidence to ensure that it is more likely than not that we will be able to utilize substantially all of our U.S. operating loss carryforwards. (See Note 6 in the accompanying Notes to Consolidated Financial Statements.) The provision for income taxes for the year ended December 31, 2013 and 2012 also includes the elimination of a tax liability of $135,000 and $196,000, respectively, that was originally established in 2007 in connection with foreign tax positions that could have been subject to reversal upon a regulatory review. The time limit for a regulatory assessment of the tax position expired and the liabilities were removed.

Liquidity and Capital Resources

The following table summarizes selected financial data at the following year end dates:

	December 31,
	2014	2013

Cash and cash equivalents	$2,603,000	$3,780,000
Total assets	$18,102,000	$20,523,000
Current liabilities	$11,512,000	$12,706,000
Long term liabilities	$1,457,000	$3,386,000
Stockholders’ Equity	$5,134,000	$4,431,000

We believe that our existing cash and cash equivalents, our anticipated cash flows from our operating activities, and available borrowings from our Credit Facilities, will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months. $221,000 remained in available borrowings under our revolving credit facility as of December 31, 2014.

Cash and cash equivalents

Most of our cash is held within various financial institutions globally and as of December 31, 2014 and 2013 there were no restricted cash balances.

Cash and cash equivalents declined by $1,176,000 at December 31, 2014 as compared to December 31, 2013, principally due to $2,167,000 in term loan payments, $144,000 in payments related to taxes associated with the exercise of stock options and RSU settlements, and $274,000 in payments for the acquisition of property and equipment and intellectual property rights, offset by $889,000 in cash provided by operating activities, $1,000,000 in revolving credit facility borrowings (“Revolving Credit Loan”) under our Credit Facilities, net of repayments of $500,000, and $30,000 in proceeds from the exercise of stock options.

Cash and cash equivalents of $3,780,000 at December 31, 2013 declined by $5,148,000 from balances at December 31, 2012, principally due to our redemption of the Series B Preferred Stock, net of the proceeds from the sale of common stock, our borrowings under our Credit Facilities, and the acquisition of property and equipment, offset by the cash provided by operating activities of $3,192,000.

 Cash flows

The following table summarizes our cash flow activity for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$889,000	$3,192,000	$3,853,000
Net cash (used in) investing activities	(271,000)	(329,000)	(375,000)
Net cash (used in) financing activities	(1,791,000)	(8,091,000)	(312,000)
Net effect of foreign currency translation on cash	(3,000)	80,000	12,000
Net (reduction) increase in cash and cash equivalents	$(1,176,000)	$(5,148,000)	$3,178,000

Operating Activities

The net cash provided by operating activities is our primary recurring source of funds, and reflects net income from operations, excluding non-cash charges and changes in operating capital. The net cash provided by operating activities during the years ended December 31, 2014, 2013 and 2012 resulted principally from:

	Years Ended December 31,
	2014	2013	2012
Net income before non-cash charges	$1,477,000	$3,512,000	$1,894,000
Inventory reductions (increases)	311,000	(135,000)	298,000
Accounts receivable reductions	539,000	36,000	246,000
Accounts payable and accrued expense increases (reductions)	(1,432,000)	86,000	1,729,000
Other reductions in operating capital	(6,000)	(307,000)	(314,000)
Cash provided by operating activities	$889,000	$3,192,000	$3,853,000

Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 was $271,000, primarily due to $228,000 in acquisition of property and equipment and $46,000 in acquisition of intellectual property rights.

Net cash used in investing activities for the year ended December 31, 2013 was $329,000, primarily due to the acquisition of property and equipment.

Net cash used in investing activities for the year ended December 31, 2012 was $375,000 for the acquisition of intangibles of $179,000 and the acquisition of property and equipment of $196,000.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2014 was $1,790,000, which reflects $2,167,000 in term loan payments and $144,000 in payments related to taxes associated with the exercise of stock options and RSU settlements, partially offset by $1,000,000 in Revolving Credit Loan borrowings under our Credit Facilities, net of $500,000 in repayments, and $30,000 in proceeds from the exercise of stock options.

Net cash used in financing activities for the year ended December 31, 2013 was $8,091,000, reflecting the redemption of Series B Preferred Stock of ($13,000,000) offset by the proceeds from the sale of stock of $5,500,000, the borrowings under our Credit Facilities of $6,000,000 and the payment of the Promissory Note due to CVC California LLC of ($5,800,000), the associated issuance costs for the stock ($163,000) and redemption of the preferred shares ($154,000), the ($250,000) payment of financing costs, the redemption of common stock ($219,000), and the repayment of borrowings under capital leases and payments related to tax withholding on exercise of stock options ($5,000).

Net cash used in financing activities for the year ended December 31, 2012 was $312,000, reflecting the payment of notes payable to related parties in the amount of $241,000, payment of other notes payable in the amount of $67,000, and repayment of borrowings under capital leases of $4,000.

On July 12, 2013, we entered into a Redemption Agreement with CVC California LLC (“CVC”) and repurchased from CVC all of the 407,160 previously outstanding shares of Series B Preferred Stock for an aggregate purchase price of $18,800,000. The purchase price was paid by delivery to CVC of $13,000,000 in cash and an unsecured Promissory Note in the principal amount of $5,800,000. The Promissory Note accrued interest in the amount of 1% per annum, and was due and payable in full on January 12, 2014. On December 31, 2013, we entered into the Credit Agreement with Union Bank (See Note 2 in the accompanying Notes to Consolidated Financial Statements), and we used all of the proceeds of $5,000,000 from the term loan (“Term Note Payable”) and $827,000 of the proceeds of a Revolving Credit Loan under the Union Bank Credit Agreement to repay the $5,800,000 Promissory Note and related interest to CVC.

The Credit Agreement we entered into with Union Bank provides for a Revolving Credit Loan in the amount of up to $3,500,000 and a Term Loan Payable in the amount of $5,000,000. The Revolving Credit Loan consists of revolving loans up to the $3,500,000 and a sublimit of letters of credit not to exceed a maximum aggregate principal amount of $1,000,000. Borrowings under the Revolving Credit Loan bear interest at two and one-half percent (2.50%) in excess of Union Bank’s Reference Rate, which is an index rate determined by Union Bank from time to time as a means of pricing certain extensions of credit. We paid $250,000 in financing costs associated with the credit agreement. The payment and performance of all indebtedness and other obligations under the Credit Facilities are secured by liens on substantially all of our assets pursuant to the terms and conditions of one or more Security Agreements and guaranties duly executed by us and our principal operating subsidiaries including Talon Technologies, Inc. (U.S. operation), and Tag-It Pacific Limited (Hong Kong operation).

As of December 31, 2014 and December 31, 2013, we had outstanding borrowings of $4,333,000 and $6,000,000, respectively under our Credit Facilities, of which $1,500,000 and $1,000,000, respectively relates to obligations under revolving credit loan and the remainder relates to the Term Note Payable. As of December 31, 2014, we had $221,000 in available borrowings.

The Credit Agreement, as amended, contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the parent company and its subsidiaries, which are customary for credit facilities of this type, including maintaining a specified Fixed Charge Coverage Ratio between Adjusted EBITDA and future principal and interest payments as of the close of each fiscal quarter; a minimum EBITDA as of the close of each quarter; for the 12-month period ended as of the last day of the quarter, and no incurrence of a net loss after taxes for more than two consecutive fiscal quarters commencing January 1, 2015. We did not satisfy the minimum Fixed Charge Coverage Ratio requirement and the minimum EBITDA requirement for the 12-month periods ended September 30, 2014 and December 31, 2014, and in connection therewith obtained waivers of non-compliance from Union Bank for these periods. In exchange for the waivers, we paid fees in the amount of $10,000 and a prepayment in the amount of $500,000 was applied to the principal of the Term Loan Payable as of December 31, 2014, and other certain provisions of the Credit Agreement were amended. During the year ended December 31, 2014, we made draws against our Revolving Credit Loan borrowings of $1,000,000 and made repayments of $500,000, resulting in an increase in the outstanding borrowings during the year to $1,500,000 at December 31, 2014. Subsequent to December 31, 2014, on March 3, 2015, we further amended the Credit Agreement with Union Bank and agreed to modify the financial covenants, to make certain prepayments to the Term Note Payable, and to reamortize the regular term payments. The additional principal repayments agreed to in the Amendment total $600,000, of which $400,000 will be applied to the balance of the Term Loan Payable during the second quarter of 2015 and $200,000 during the third quarter of 2015. In connection with the Amendment we agreed to pay to Union Bank a loan modification fee of $50,000, half of which shall be payable on March 31, 2015 and the other half on June 30, 2015. As a result of this amendment, we anticipate that we will meet all the required covenants during the next year. There is no assurance that Union Bank will grant future waivers if we fail to satisfy any of the financial covenants.

We have satisfied our working capital requirements primarily through cash flows generated from operations and borrowings under our Credit Agreement. As we continue to expand globally with apparel manufacturing in offshore locations, our customers are substantially all foreign-based and foreign-owned entities. We continue to evaluate both financing and equity options to provide capital to fund our expansion and on-going operations. If we experience greater than anticipated reductions in sales, we may need to borrow or raise additional capital, or further reduce the scope of our business in order to fund our on-going operations or to satisfy our future short-term operating requirements. The extent of our future long-term capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of possible acquisitions, and our expansion into foreign markets. Our need for additional long-term financing may include the integration and expansion of our operations to exploit our rights under our Talon and Tekfit trade names, and the expansion of our operations in the Asian and other markets. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we may need to raise debt or equity financing in order to provide for our operations.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2014 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period ($)
		Less than	1-3	4-5
Contractual Obligations	Total	1 Year	Years	Years
Revolving credit loan	$1,500,000	$1,500,000	$-	$-
Term loan payable	3,004,000	1,948,000	1,056,000	-
Operating leases	1,388,000	481,000	721,000	186,000
Total Obligations	$5,892,000	$3,929,000	$1,777,000	$186,000

Off-Balance Sheet Arrangements

At December 31, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Critical accounting policies are those that are important to the portrayal of our financial condition and results of operations, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

●

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectibility of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. The bad debt expenses, recoveries and allowances for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Years ended December 31,
	2014	2013	2012
Bad debt expense (recovery), net	$15,000	$42,000	$(33,000)
Allowance for accounts receivable doubtful accounts	$51,000	$42,000	$1,000

●

Inventories are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market value and are all substantially finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead costs. Inventory is evaluated on a continual basis and reserve adjustments are made based on management’s estimate of future sales value, if any, of specific inventory items. Inventory reserves are recorded for damaged, obsolete, excess, impaired and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. Inventory reserve is reduced by the disposition of inventory and write-off of reserved inventory, and increased by additions to the reserve for slow moving inventory. The inventory valuation provisions (recoveries) and allowances for inventory valuation reserves for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Years ended December 31,
	2014	2013	2012
Inventory valuation provisions (recoveries), net	$(17,000)	$65,000	$48,000
Allowance for inventory valuation reserves	$199,000	$230,000	$261,000

●

We record deferred tax assets and liabilities arising from temporary timing differences between recorded net income and taxable net income when and if we believe that future earnings will be sufficient to realize the tax benefit. For those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided. If we determine that we may not realize all of our deferred tax assets in the future, we will make an adjustment to the carrying value of the deferred tax asset, which would be reflected as an income tax expense. Conversely, if we determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would be required to reverse the valuation allowance, which would be reflected as an income tax benefit. We believe that our estimate of deferred tax assets and liabilities and determination to record a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income, which is susceptible to change and dependent upon events that may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on the balance sheet and results of operations. Benefit from income taxes, net in the amount of $7,492,000 was recorded on December 31, 2013, arising from the recognition of our net deferred tax assets principally associated with our U.S. operating loss carryforwards. (See Note 6 in the accompanying Notes to Consolidated Financial Statements.)

●

Sales are recognized when persuasive evidence of an arrangement exists, product title has passed, pricing is fixed or determinable and collection is reasonably assured. Sales resulting from customer buy-back agreements, or associated inventory storage arrangements are recognized upon delivery of the products to the customer, the customer’s designated manufacturer, or upon notice from the customer to destroy or dispose of the goods. Sales, provisions for estimated sales returns, and the cost of products sold are recorded at the time title transfers to customers. Actual product returns are charged against estimated sales return allowances, which have been insignificant.

●

We are currently involved in various lawsuits, claims and inquiries, most of which are routine to the nature of the business and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 450, “Contingencies,” we accrue estimates of the probable and estimable losses for the resolution of these claims. The ultimate resolution of these claims could affect our future results of operations for any particular quarterly or annual period should our exposure be materially different from our earlier estimates or should liabilities be incurred that were not previously accrued. We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on our consolidated financial position or results of operations if adversely determined against us.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective as of the first interim period within annual reporting periods beginning on or after December 15, 2016, and will replace most existing revenue recognition guidance in U.S. GAAP.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We do not expect that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity's ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. We do not expect that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our sales are denominated in United States dollars or the currency of the country in which our products originate. We are exposed to market risk for fluctuations in the foreign currency exchange rates for certain product purchases that are denominated in Hong Kong dollars and Chinese Yuan. We do not intend to purchase contracts to hedge the exchange exposure for future product purchases. There were no hedging contracts outstanding as of December 31, 2014. Currency fluctuations can increase the price of our products to foreign customers, which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in United States dollars in various bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Talon International, Inc.
Woodland Hills, California

We have audited the accompanying consolidated balance sheets of Talon International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule of Talon International, Inc. and subsidiaries, listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Talon International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SingerLewak LLP
SingerLewak LLP
Los Angeles, California
March 16, 2015

TALON INTERNATIONAL, INC.

Consolidated balance sheets

	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$2,603,138	$3,779,508
Accounts receivable, net	3,019,749	3,576,925
Inventories, net	506,272	800,240
Current deferred income tax assets, net	746,370	392,983
Prepaid expenses and other current assets	551,775	580,853
Total current assets	7,427,304	9,130,509

Property and equipment, net	584,586	614,592
Intangible assets, net	4,300,084	4,267,110
Deferred income tax assets, net	5,374,468	6,050,402
Other assets	416,035	460,226
Total assets	$18,102,477	$20,522,839

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,191,954	$7,158,938
Accrued expenses	2,403,563	2,880,764
Revolving credit loan	1,500,000	1,000,000
Current portion of term loan payable	1,816,667	1,666,667
Total current liabilities	11,912,184	12,706,369

Term loan payable, net of current portion	1,016,667	3,333,333
Deferred income tax liabilities	13,961	30,388
Other liabilities	26,077	22,169
Total liabilities	12,968,889	16,092,259
Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common Stock, $0.001 par value, 300,000,000 shares authorized; 92,267,831 and 91,342,215 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	92,268	91,342
Additional paid-in capital	64,175,254	64,046,631
Accumulated deficit	(59,250,109)	(59,822,178)
Accumulated other comprehensive income	116,175	114,785
Total stockholders’ equity	5,133,588	4,430,580
Total liabilities and stockholders’ equity	$18,102,477	$20,522,839

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

Consolidated statements of operations AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
Net sales	$49,322,684	$52,447,387	$44,600,872
Cost of goods sold	33,314,773	35,474,536	30,140,471
Gross profit	16,007,911	16,972,851	14,460,401
Sales and marketing expenses	6,330,386	5,889,087	4,974,037
General and administrative expenses	7,937,820	8,326,540	8,491,596
Total operating expenses	14,268,206	14,215,627	13,465,633

Income from operations	1,739,705	2,757,224	994,768
Interest expense, net	411,270	25,777	47,308
Income before provision for income taxes	1,328,435	2,731,447	947,460
Provision for (benefit from) income taxes, net	756,366	(6,999,640)	268,113
Net income	$572,069	$9,731,087	$679,347
Available to Preferred Stockholders:
Series B Preferred Stock liquidation preference increase	-	(1,914,470)	(3,307,478)
Series B Preferred Stock redemption discount, net	-	6,939,257	-
Net income (loss) applicable to Common Stockholders	$572,069	$14,755,874	$(2,628,131)
Per share amounts:
Net income	$0.01	$0.17	$0.03
Net income (applicable to) redeemed from Preferred Stockholders	-	0.09	(0.15)
Basic net income (loss) applicable to Common Stockholders	$0.01	$0.26	$(0.12)

Diluted net income (loss) applicable to Common Stockholders	$0.01	$0.24	$(0.12)

Weighted average number of common shares outstanding - Basic	92,153,648	56,213,272	22,458,185

Weighted average number of common shares outstanding - Diluted	94,301,166	60,554,721	22,458,185

Net income	$572,069	$9,731,087	$679,347
Other comprehensive income - Foreign currency translation	1,390	47,303	5,253
Total comprehensive income	$573,459	$9,778,390	$684,600

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ equity (deficit)

Years Ended December 31, 2014, 2013 and 2012

			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance, January 1, 2012	21,000,808	$21,001	$57,948,111	$62,229	$(71,949,921)	$(13,918,580)
Stock based compensation			513,020			513,020
Foreign currency translation				5,253		5,253
RSU’s settlement in common stock	2,400,000	2,400	(2,400)			-
Series B preferred stock liquidation preference increase					(3,307,478)	(3,307,478)
Net income					679,347	679,347
Balance, December 31, 2012	23,400,808	23,401	58,458,731	67,482	(74,578,052)	(16,028,438)
Stock based compensation			538,781			538,781
Foreign currency translation				47,303		47,303
Series B preferred stock liquidation preference increase					(1,914,470)	(1,914,470)
Series B preferred stock redemption discount, net					6,939,257	6,939,257
Common stock issued, net	61,111,109	61,111	5,276,218			5,337,329
RSU’s settlement in common stock	7,401,300	7,401	(7,401)			-
Common stock redemption	(576,000)	(576)	(218,304)			(218,880)
Exercise of stock options	4,998	5	(1,394)			(1,389)
Net income					9,731,087	9,731,087
Balance, December 31, 2013	91,342,215	91,342	64,046,631	114,785	(59,822,178)	4,430,580
Stock based compensation			243,377			243,377
Foreign currency translation				1,390		1,390
RSU’s settlement in common stock	610,894	611	(136,812)			(136,201)
Exercise of stock options	314,722	315	22,058			22,373
Net income					572,069	572,069
Balance, December 31, 2014	92,267,831	$92,268	$64,175,254	$116,175	$(59,250,109)	$5,133,588

Series A Preferred Stock of 250,000 shares were authorized at December 31, 2012 and 2011, with no shares ever issued or outstanding. In 2013, the Company amended the Corporation’s Certificate of Incorporation and eliminated all of the Series A Preferred Stock.

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$572,069	$9,731,087	$679,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	265,590	493,981	525,439
Gain (loss) on disposal of equipment	2,297	(408)	(67,576)
Amortization of deferred financing cost	90,572	-	17,500
Stock based compensation	243,377	538,781	513,020
Deferred income taxes (benefits), net	305,074	(7,358,541)	210,721
Bad debt expense (recovery), net	14,624	42,204	(32,718)
Inventory valuation provisions (recoveries), net	(16,949)	65,241	48,094
Changes in operating assets and liabilities:
Accounts receivable	539,056	36,185	246,483
Inventories	310,876	(134,870)	297,928
Prepaid expenses and other current assets	26,796	(117,803)	(140,968)
Other assets	(36,458)	(26,322)	20,196
Accounts payable and accrued expenses	(1,432,069)	86,179	1,728,957
Other liabilities	3,904	(163,882)	(193,752)
Net cash provided by operating activities	888,759	3,191,832	3,852,671

Cash flows from investing activities:
Proceeds from the sale of equipment	2,783	2,325	168
Acquisitions of property and equipment	(227,989)	(330,948)	(196,074)
Acquisitions of intangibles	(46,057)	-	(178,722)
Net cash used in investing activities	(271,263)	(328,623)	(374,628)

Cash flows from financing activities:
Proceeds from exercise of stock options	29,709	-	-
Payments related to taxes on exercise of stock options and settlement of RSU’S	(143,537)	(1,389)	-
Common stock issued	-	5,500,000	-
Common stock issuance costs	-	(162,671)	-
Series B preferred stock redemption costs	-	(154,429)	-
Series B preferred stock redemption	-	(13,000,000)	-
Common stock redemptions	-	(218,880)	-
Revolving credit loan borrowings	1,000,000	1,000,000	-
Term loan payable borrowing	-	5,000,000	-
Financing costs associated with credit facilities	(10,000)	(250,000)	-
Payment of promissory note	-	(5,800,000)	-
Repayments of revolving credit loan	(500,000)	-	-
Payments of term loan payable	(2,166,666)	-	-
Payment of capital leases	-	(3,247)	(4,410)
Payment of notes payable to related parties	-	-	(240,957)
Payment of other notes payable	-	-	(66,675)
Net cash used in financing activities	(1,790,494)	(8,090,616)	(312,042)

Net effect of foreign currency exchange translation on cash	(3,372)	79,582	11,991
Net increase (decrease) in cash and cash equivalents	(1,176,370)	(5,147,825)	3,177,992
Cash and cash equivalents at beginning of period	3,779,508	8,927,333	5,749,341
Cash and cash equivalents at end of period	$2,603,138	$3,779,508	$8,927,333

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
Supplemental disclosures of cash flow information:

Cash received (paid) during the period for:
Interest paid	$(324,842)	$(29,199)	$(2,910)
Interest received	$3,863	$4,415	$3,809
Income tax paid, net (principally foreign)	$(417,589)	$(428,286)	$(331,139)
Non-cash financing activities:
Series B preferred stock liquidation preference increase	$-	$(1,914,470)	$(3,307,478)
Series B preferred stock redemption discount	$-	$7,093,686	$-
Series B preferred stock redemption through issuance of promissory note	$-	$5,800,000	$-
Non-cash exercise of stock options and settlements of RSU’s in common stock	$649	$7,401	$2,400
Interest accrued on notes payable	$-	$-	$1,540
Capital lease terminations	$-	$-	$9,802
Effect of foreign currency translation on net assets	$1,390	$47,303	$5,253
Non-cash investing activity:
Equipment exchanged for manufacturing services	$-	$-	$67,632

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

Organization and Basis of Presentation

Talon International, Inc. is the parent holding company of Talon Technologies, Inc., a California corporation (“Talon Tech”), formerly A.G.S. Stationery, Inc., Tag-It Pacific Limited, a Hong Kong corporation (“Tag-It HK”), Talon Zipper (Shenzhen) Co. Ltd., a China corporation and Talon International Private Limited, an India corporation (collectively, the “Subsidiaries”), all of which are wholly-owned operating subsidiaries of the Company.

All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders’ equity, if material, and transaction gains and losses, if any, are recorded in the consolidated statement of operations in the period incurred. During 2014, 2013 and 2012, foreign currency translation and transaction gains and losses were not material. The Company does not engage in hedging activities with respect to exchange rate risk.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company had approximately $2.3 million and $3.4 million at financial institutions in excess of governmentally insured limits at December 31, 2014 and 2013.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectibility of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount based on the Company’s historical experience for issues not yet identified. The Company writes off an account when it is considered to be uncollectible. The total allowance for accounts receivable doubtful accounts at December 31, 2014 and 2013 was $50,563 and $41,596, respectively.

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

Inventories consist of the following:

	December 31,
	2014	2013
Finished goods	$705,368	$1,029,759
Less: Inventory valuation reserves	(199,096)	(229,519)
Inventories, net	$506,272	$800,240

Impairment of Long-Lived Assets

The Company records impairment charges when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is measured by assessing the usefulness of an asset or by comparing the carrying value of an asset to its fair value. Fair value is typically determined using quoted market prices, if available, or an estimate of undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of impairment loss is calculated as the excess of the carrying value over the fair value. Changes in market conditions and management strategy have historically caused us to reassess the carrying amount of the Company’s long-lived assets. The Company completed the required assessment as at the end of 2014 and 2013, and noted no impairment.

Property and Equipment

Property and equipment are recorded at historical cost. Maintenance and repairs are expensed as incurred. Upon retirement or other disposition of property and equipment, the related cost and accumulated depreciation or amortization are removed from the accounts and any gains or losses are included in results of operations.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment consist of the following:

	December 31,		Depreciable Life
	2014	2013	In Years (1)

Office equipment and computer related	$4,055,517	$4,078,347	3-5
Machinery and production related equipment	914,000	819,398	5-10
Leasehold improvements (2)	474,269	454,664
Furnitures and fixtures	256,903	298,956	5

Cost, total	5,700,689	5,651,365
Less: Accumulated depreciation and amortization	(5,116,103)	(5,036,773)

Property and equipment, net	$584,586	$614,592

(1)	Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives as shown above.

(2)	Depreciable life for leasehold improvements represents the term of the lease or the estimated life of the related improvements, whichever is shorter.

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $252,507, $481,148 and $515,900, respectively.

Intangible Assets, net

Intangible assets consist of the Talon trade name acquired in a purchase business combination, patents, licenses, intellectual property rights and technology. Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other.” Intangible assets with estimable useful lives are amortized over their respective estimated useful lives using the straight-line method, and are reviewed for impairment in accordance with the provisions of ASC 360, “Property, Plant and Equipment.” Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other - Testing Indefinite-lived Intangible Assets for Impairment.”  The updated guidance gave companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not that an impairment exists, then the company is required to estimate the fair value of the indefinite-lived intangible assets and perform a quantitative impairment test in accordance with ASU 350-30. The updated guidance was effective for annual and interim indefinite lived intangible asset impairment tests performed for fiscal years, and interim periods within those years, beginning after September 15, 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. The Company completed the required assessment as of December 31, 2014 and 2013, and noted no impairment.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From time to time the Company makes investments in product and technical opportunities that are complimentary to or enhancements to its apparel accessories business.  During the year ended December 31, 2014, the Company invested $46,057 in the acquisition of intellectual property rights complimentary to the Company’s Talon Zipper products.

Intangible assets as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013

Tradename - Talon trademark	$4,110,751	$4,110,751

Intellectual property rights and exclusive license	224,779	178,722
Less: Accumulated amortization	(35,446)	(22,363)
Intellectual property rights, net	189,333	156,359
Intangible assets, net	$4,300,084	$4,267,110

Convertible Preferred Stock

The Company had classified its conditionally redeemable Series B Convertible Preferred shares, which were subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity in the mezzanine section of the consolidated balance sheets in accordance with the guidance enumerated in FASB ASC No. 480-10 “Distinguishing Liabilities from Equity,” FASB ASC No. 210 “Classification and Measurement of Redeemable Securities” and Rule 5-02.28 of Regulation S-X, when determining the classification and measurement of preferred stock (See Note 2).

The Company evaluated the conversion option of the Series B Convertible Preferred shares in accordance with FASB ASC No. 470-20, “Debt with Conversion and Other Options,” Accounting for Convertible Securities with Beneficial Conversion Features (“BCF”) or Contingently Adjustable Conversion Ratios.  The Series B Convertible Preferred shares were initially recorded at their fair value minus the BCF and minus preferred stock issuance costs, and then were subsequently adjusted for changes in the preferred stock value in accordance with the following guidelines:

●

When an equity instrument is not currently redeemable, but it is probable that the equity instrument will become redeemable, then changes in the redemption value are recognized as they occur and the carrying amount of the instrument is adjusted to equal the current redemption value. An increase in the carrying amount of the instrument reduces income available to common stockholders in the calculation of earnings per share.

●

When the liquidation preference increases on preferred shares, it is added to the preferred stock carrying amount, and reduces income available to common stockholders in the calculation of earnings per share.

Accordingly, the Series B Convertible Preferred shares were reported at their liquidation preference amount.

There was no preferred stock outstanding at December 31, 2014 and 2013.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Sales are recognized when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable and collection is reasonably assured. Sales resulting from customer buy-back agreements, or associated inventory storage arrangements, are recognized upon delivery of the products to the customer, the customer’s designated manufacturer, or upon notice from the customer to destroy or dispose of the goods. Sales, provisions for estimated sales returns and the cost of goods sold are recorded at the time title transfers to customers. Actual product returns are charged against estimated sales return allowances.

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

The Company believes that its estimate of deferred tax assets and determination to record a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income, which is susceptible to change and dependent upon events that may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on the balance sheet and results of operations. On December 31, 2013 the Company recognized deferred tax assets, net in the amount of $7,491,957 principally associated with our U.S. operating loss carryforwards. As of December 31, 2013, after careful evaluation of the Company’s historical operating results, business operation model, specific cost and income considerations and projected earnings, the Company concluded that there was sufficient evidence to ensure that it is more likely than not that the Company will be able to substantially utilize its U.S. operating loss carryforwards (See Note 6).

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the implementation of ASC 740-10 relating to unrecognized tax benefits, the Company recognized an increase in liabilities for unrecognized tax benefits of approximately $245,800, which was accounted for as an increase in the January 1, 2007 accumulated deficit. The amount subsequently increased due to interest and penalties accrual. During the years ended December 31, 2013 and 2012, the Company recorded an income tax benefit due to the elimination of a tax liability of $135,177 and $196,423, respectively, recorded in 2007 which was associated with tax positions that could have been subject to reversal upon a regulatory review. The time limit for regulatory assessment of the tax liability expired and the liability was removed (See Note 6). No unrecognized tax benefits were recorded during the year ended December 31, 2014.

Stock-Based Compensation

The Company has employee equity incentive plans, which are described more fully in Note 4. Effective January 1, 2006, the Company adopted FASB ASC 718, “Compensation - Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Accordingly, the Company measures share-based compensation at the grant date based on the fair value of the award.

ASC 718 requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations. Stock-based compensation expense recognized in the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1 of the applicable year based on the grant date fair value estimated in accordance with the pro-forma provisions of ASC 718, and compensation expense for the share-based payment awards granted subsequent to January 1 are based on the grant date fair value estimated in accordance with the provisions of ASC 718. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the Consolidated Statements of Operations and Comprehensive Income for 2014, 2013 and 2012 is based on awards expected to vest, in accordance with ASC 718, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Foreign Currency Translation

The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for the Company’s subsidiaries in China and India. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized. Gains and losses resulting from foreign currency transactions and remeasurement adjustments of monetary assets and liabilities not held in an entity’s functional currency are included in earnings, which primarily affects the Company’s subsidiary in Hong Kong where the local currency Hong Kong Dollar is not the functional currency, are included in earnings.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Classification of Expenses

Cost of Goods Sold - Cost of goods sold primarily includes expenses related to inventory purchases, customs, duty, freight, overhead expenses and reserves for obsolete inventory. Overhead expenses primarily consist of warehouse and operations salaries and other warehouse expenses.

Sales and Marketing Expense – Sales and marketing expenses primarily include sales salaries and commissions, travel and entertainment, marketing and other sales-related costs.

General and Administrative Expenses - General and administrative expenses primarily include administrative salaries, employee benefits, professional service fees, facility expenses, information technology costs, investor relations, travel and entertainment, depreciation and amortization, bad debts and other general corporate expenses.

Interest Expense and Interest Income – Interest expense reflects the cost of borrowing and amortization of deferred financing costs. Interest expense for the years ended December 31, 2014, 2013 and 2012 was $415,133, $30,192 and $51,117, respectively. Interest income of $3,863, $4,415 and $3,809 for the years ended December 31, 2014, 2013 and 2012, respectively, consists of earnings from interest bearing receivables.

Comprehensive Income

Comprehensive income consists of net income and unrealized income on foreign currency translation adjustments. The foreign currency translation adjustment represents the net currency translation gains and losses related to our China and India subsidiaries, which have not been reflected in the net income for the periods presented.

The Company reports comprehensive income in accordance with Topic 220 “Comprehensive Income,” and utilizing the option provided under ASU 2011-05 “Presentation of Comprehensive Income” to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement.

Litigation

The Company currently has pending various claims and complaints that arise in the ordinary course of the business. The Company believes that there are meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on its consolidated financial condition if adversely determined against the Company.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses, revolving credit loan, term loan payable and other liabilities. The book value of the financial instruments is representative of their fair values. In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At December 31, 2014 and 2013, cash equivalents consisted of money market fund balances measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $1,018,000 and $961,000, respectively.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective as of the first interim period within annual reporting periods beginning on or after December 15, 2016, and will replace most existing revenue recognition guidance in U.S. GAAP.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company does not expect that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity's ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted.   The Company does not expect that the adoption of this pronouncement will have a material impact on its consolidated financial statements.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - DEBT FACILITY AND LONG TERM OBLIGATIONS

Union Bank Credit Facilities

On December 31, 2013, the Company entered into a Commercial Credit Agreement (the “Credit Agreement”) with MUFG Union Bank, N.A. (formerly Union Bank, N.A., “Union Bank”). Subsequent to December 31, 2014, on March 3, 2015, the Company signed an amendment to the Credit Agreement, changing various contractual terms (See Note 11).

The Credit Agreement as amended provides for a 24 month revolving loan commitment and a 36 month term loan. The revolving loan commitment includes available borrowings of up to $3,500,000 (the “Revolving Credit Loan”), consisting of revolving loans and a sublimit of letters of credit not to exceed a maximum aggregate principal amount of $1,000,000. Borrowings under the Revolving Credit Loan initially carried interest at a per annum rate of two and one-half percent (2.50%) in excess of a reference rate (“Reference Rate”), which is an index rate determined by Union Bank from time to time as a means of pricing certain extensions of credit. The Reference Rate was 3.25% as of December 31, 2014 and 2013.

The Credit Agreement also provides for a term loan in the amount of $5,000,000 (the “Term Loan Payable” and together with the Revolving Credit Loan, the “Credit Facilities”). The Term Loan Payable was originally payable in 36 monthly payments of $138,889 beginning January 31, 2014 with interest payable at a per annum rate of two and three-quarters percent (2.75%) in excess of the Reference Rate. The Company paid $250,000 in financing costs associated with the Credit Agreement. The Company used all of the proceeds of the Term Loan and $827,490 of the proceeds of the Revolving Credit Loan to repay in full at December 31, 2013, a promissory note entered into in July 2013 with CVC California, LLC (“CVC”) in the principal amount of $5,800,000 plus accrued interest (“Promissory Note”, see Note 3).

The Credit Agreement, as amended, contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries, which are customary for credit facilities of this type including maintaining the following (specific terms as defined in the Credit Agreement): a Fixed Charge Coverage Ratio between Adjusted EBITDA and future principal and interest payments of not less than 0.70:1.00 as of March 31, 2015, 1.00:1.00 as of June 30, 2015, and 1.25:1.00 as of the close of each fiscal quarter thereafter; a Minimum EBITDA for the 12-month period ended as of the last day of each quarter of at least $1,750,000 as of the close of each of the fiscal quarters in 2015, and at least $2,750,000 as of the close of each fiscal quarter thereafter, and no incurrence of a net loss after taxes for more than two consecutive fiscal quarters commencing January 1, 2015.

The Company did not satisfy the previous minimum Fixed Charge Coverage Ratio requirement (1.25:1.00) and the previous minimum EBITDA requirement of $2,750,000 for the 12-month period ended September 30, 2014 and December 31, 2014, and in connection therewith obtained waivers of such non-compliance from Union Bank for the periods then ended. A waiver fee paid in the amount of $10,000 to Union Bank and at December 31, 2014, a prepayment in the amount of $500,000 was made and applied to the principal of the Term Loan Payable to Union Bank together with other changes to certain provisions of the Credit Agreement. The remaining principal of the Term Loan Payable was also reamortized to be paid in the remaining 23 monthly installments of $118,056 each. Subsequent to December 31, 2014, on March 3, 2015, the Company further amended the Credit Agreement with Union Bank to adjust the payment schedule and financial covenants for the remaining term of the Credit Agreement. This Amendment includes additional required principal repayments totaling $600,000 which will be applied to the balance of the Term Loan Payable ($400,000 during the second quarter of 2015 and $200,000 during the third quarter of 2015); a loan modification fee of $50,000, half of which shall be payable on March 31, 2015 and the other half on June 30, 2015; and a modification to the financial covenants as noted above. As a result of this amendment, the Company anticipates that it will meet the required financial covenants in the next year.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The payment and performance of all indebtedness and other obligations under the Credit Facilities are secured by liens on substantially all of the Company assets pursuant to the terms and conditions of security agreements and guaranties executed by the Company and its principle operating subsidiaries including Talon Technologies, Inc. (U.S. operation) and Tag-It Pacific Limited (Hong Kong operation).

The Company had outstanding borrowings as of December 31, 2014 and 2013 of $4,333,334 and $6,000,000, respectively, under the Credit Facilities, of which $1,500,000 and $1,000,000, respectively relates to obligations under the Revolving Credit Loan and the remainder relates to the Term Note Payable. During the year ended December 31, 2014, the Company obtained advances under the Revolving Credit Loan by $1,000,000 and made repayments of $500,000 during the year, resulting in a net increase in the outstanding borrowings to $1,500,000 at December 31, 2014.  Approximately $221,000 remained in available borrowings under the Revolving Credit Loan as of December 31, 2014.

Interest expense, net, included on the Company’s Consolidated Statements of Operations and Comprehensive Income is comprised as follows:

	Years Ended December 31,
	2014	2013	2012 (1)

Revolving credit loan	$61,733	$160	$-
Term loan payable	257,071	833	-
Amortization of deferred financing cost	90,572	-	-
Interest on promissory note	-	27,490	-
Total Credit Facilities related interest expense	409,376	28,483	-
Other interest expense, net	1,894	(2,706)	47,308
Interest expense , net	$411,270	$25,777	$47,308

(1)

Interest expense related to a retired CVC Debt Facility for the year ended December 31, 2012 was $46,667 (see below), comprised of amortization of deferred financing costs of $17,500 and commitment fee expense of $29,167. For the year ended December 31, 2012, interest expense and interest paid related to notes payable to related parties were $1,015 and $145,038, respectively.

	December 31,
	2014	2013

$5,000,000 term loan payable to Union Bank dated December 31, 2013 payable in monthly payments per Credit Agreement and related amendments; interest at a rate per annum of 2.75% in excess of the reference rate of 3.25% as of December 31, 2014 and 2013, increasing to 3.75% in excess of the reference rate at March 1, 2015	$2,833,334	$5,000,000
Less: Current portion	(1,816,667)	(1,666,667)
Term loan payable, net of current portion	$1,016,667	$3,333,333

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes payable consists of the following:

Future minimum annual payments, including interest, under this term loan payable obligation is as follows:

Years ending December 31,	Amount	Principal	Interest

2015	$1,948,410	$1,816,667	$131,743
2016	1,055,776	1,016,667	39,109
Total	$3,004,186	$2,833,334	$170,852

Retired CVC Debt Facility

The Company originally entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) on June 27, 2007, with Bluefin Capital, LLC (“Bluefin”). Bluefin subsequently assigned its rights and obligations under the Loan Agreement to an affiliate, CVC. On July 30, 2010, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with CVC in which the Company issued to CVC shares of the Company’s Series B Convertible Preferred Stock in payment of all of the outstanding obligations owed by the Company to CVC under the Loan Agreement. All of the outstanding obligations owed to CVC under the Loan Agreement that became due and payable on July 30, 2010, in the amount of $16,706,685, were converted into Series B Convertible Preferred Stock pursuant to the Recapitalization Agreement. These obligations consisted of outstanding borrowings and accrued interest of $11,548,098 under term notes, and $5,158,587 under a Revolving Credit Note.

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

NOTE 3 - STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock Redemption and Private Placement of Common Stock (2013 Related Party Transaction)

On July 12, 2013, the Company entered into a Securities Redemption Agreement (the “Redemption Agreement”) with CVC, a related party of the Company at the time. Pursuant to the Redemption Agreement, the Company repurchased from CVC all of the 407,160 outstanding shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred Stock”) for an aggregate purchase price of $18,800,000. The purchase price was paid by delivery of $13,000,000 in cash and the issuance to CVC of Promissory Note in the principal amount of $5,800,000.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The redemption of the Series B Preferred Stock eliminated the Preferred Stock liquidation preference obligation of $25,893,686, which had entitled the preferred stockholders to payment of the preference amount before payment to the common stockholders. The liquidation preference was scheduled to increase to $40,704,105 in 2016, the time that the preferred shares would have become mandatorily redeemable. The redemption resulted in an immediate benefit to common stockholders of $7,093,686 (less redemption costs of $154,429). Following the redemption of the Series B Preferred Stock, the Company amended the Corporation’s Certificate of Incorporation to eliminate all of the Series B Convertible Preferred Stock. There were no Series B Preferred Stock authorized, issued or outstanding as of December 31, 2014 and December 31, 2013, and the Company now has only common shares outstanding. In connection with the redemption of the Series B Preferred Stock, Mark Hughes, formerly CVC’s representative on the Company’s Board of Directors, resigned from the Board of Directors effective July 12, 2013. Pursuant to the Redemption Agreement, the existing Stockholder’s Agreement with CVC was terminated. This agreement was originally executed between CVC, Lonnie D. Schnell (the Company’s Chief Executive Officer and a member of the Board of Directors) and Larry Dyne (the Company’s President).

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

Pursuant to its obligations under the Registration Rights Agreement, the Company filed a registration statement on Form S-1 with the SEC on November 20, 2014 to register for resale all of the 61,111,109 shares issued in the private placement.  The registration statement was declared effective on December 4, 2014.

As a result of the redemption, on July 12, 2013, a total of 4,745,600 shares of common stock were issued to the Company’s executive management team in settlement of previously vested RSUs pursuant to terms of the 2010 RSU grants and the related deferral elections (See Note 2).

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

Authorized Common Stock and Preferred Stock

On November 8, 2013, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized to be issued from 100,000,000 to 300,000,000. The stockholders also approved an amendment to the Company’s Certificate of Incorporation to allow for a reverse split of the Company’s outstanding shares of common stock within a twelve month period from the approval date authorizing the Board of Directors, when and if the Board of Directors determined that such action is appropriate. The twelve month period expired as of November 8, 2014, without further action by the Board of Directors. Any reverse split of the Company’s common stock at a future date will require additional stockholder approval.

The Company’s Certificate of Incorporation presently authorizes the issuance of 3,000,000 shares of Preferred Stock, having a par value of $0.001 per share. No shares of Preferred Stock were outstanding at December 31, 2014 and 2013.

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

The Series B Preferred Stock was fully redeemed as noted above on July 12, 2013, and the Company subsequently amended its Certificate of Incorporation to eliminate all of the authorized Series B Preferred Stock (none of which were outstanding) that had been authorized in 2010 in connection with the Recapitalization Agreement.

Eliminated Series A Preferred Stock

On July 12, 2013, the Company amended its Certificate of Incorporation to eliminate all of the Series A Preferred Stock (none of which were outstanding) which had been authorized in 1998 upon the Company’s adoption of a stockholder’s rights plan. The stockholder rights plan expired in accordance with its terms in 2008.

Terminated Stockholders Agreement

Concurrent with the execution of the Recapitalization Agreement, on July 30, 2010, the Company entered into a Stockholders Agreement with CVC, and with Lonnie D. Schnell and Larry Dyne, that provided for certain voting covenants and rights and restrictions with respect to transfers of stock. The Stockholders Agreement was terminated on July 12, 2013, pursuant to the Redemption Agreement entered into on that date with CVC.

NOTE 4 - STOCK-BASED COMPENSATION

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Options granted for the years ended December 31, 2014, 2013 and 2012 totaled 4,045,000, 400,000 and 630,000, respectively.

During the year ended December 31, 2014, options were exercised to acquire 186,458 shares of common stock under the 2007 and 2008 Stock Incentive Plans, and 148,820 shares were retained by the Company in payment of the exercise price of $0.18 weighted average per share and the tax associated with the exercise of the options. At the time of exercise, the intrinsic value of the options exercised was $0.27 per share, and the retained shares had a value of $40,181. During the year ended December 31, 2014, options were also exercised to acquire 277,084 shares of common stock under the 2008 Stock Incentive Plan. Cash received upon exercise was $29,709 at a weighted average of $0.11 per share. At the time of exercise, the intrinsic value of the options exercised was $0.23 per share.

During the year ended December 31, 2013, an employee exercised options to acquire 11,875 shares of common stock under the 2008 Stock Incentive Plan, and 6,877 shares were retained by the Company in payment of the exercise price of $0.08 per share and the tax associated with the exercise of the options. At the time of exercise, the intrinsic value of the options exercised was $0.34 per share, and the retained shares valued at $2,339.

No options were exercised during the years ended December 31, 2012.

The following table summarizes all options issued to employees and directors including those issued outside the plan.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - December 31, 2011	6,142,100	$0.22
Granted	630,000	$0.05
Cancelled	(400,000)	$0.15
Options outstanding - December 31, 2012	6,372,100	$0.21
Granted	400,000	$0.28
Exercised	(11,875)	$0.08
Cancelled	(538,500)	$0.50
Options outstanding - December 31, 2013	6,221,725	$0.19
Granted	4,045,000	$0.21
Exercised	(463,542)	$0.13
Cancelled	(55,416)	$0.19
Options outstanding - December 31, 2014	9,747,767	$0.20

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

	Years ended December 31,
	2014		2013		2012
Expected volatility	255-260%		330%		140%
Expected term	5.3-6.1	yrs	5.3	yrs	5.3-6.1	yrs
Expected dividends	-		-		-
Risk-free rate	1.6-1.8%		1.5%		2.7%

 A summary of the Company’s stock option information under all Stock Plans as of December 31, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Employees and Directors
Outstanding at December 31, 2014	9,747,767	$0.20	6.8	$0.03
Vested and Expected to Vest	9,638,553	$0.20	6.8	$0.03
Exercisable	5,692,139	$0.20	4.9	$0.05

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value of the stock options was calculated as the difference between the exercise price of a stock option and the quoted price of the Company’s common stock at December 31, 2014. It excluded stock options that have exercise prices in excess of the quoted price of the Company’s common stock at December 31, 2014.

There were approximately $707,205 of total unrecognized compensation costs related to non-vested stock options as of December 31, 2014. This cost is expected to be recognized over the weighted-average period of 3.5 years.

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

Below is a breakdown by date of the common shares issued upon settlement of vested RSU Awards, and the related intrinsic value of the shares issued.

	Number of RSU’s
	Total RSU’s awarded	Common shares issued	Intrinsic value at the time of issuance
July 30, 2010	11,557,000	-	$0.196
August 30, 2011	-	600,000	$0.10
January 30, 2012	-	900,000	$0.05
July 30, 2012	-	1,500,000	$0.04
January 30, 2013	-	1,500,000	$0.04
July 12, 2013(1)	-	4,745,600	$0.06
July 30, 2013 (1)	-	1,155,700	$0.25
January 30, 2014 (2)	-	1,155,700	$0.25
Total	11,557,000	11,557,000

(1)

On November 7, 2013, the Company redeemed 576,000 shares of common stock at a price of $0.38 per share. The redemption was made in payment of the tax associated with the settlement in July 2013 of previously granted restricted stock units.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)

On January 30, 2014, 610,894 shares of common stock were issued upon settlement of vested restricted stock units, and the equivalent of 544,806 shares were retained by the Company in payment of the tax associated with the vesting of restricted stock units previously granted to the reporting persons.

As of December 31, 2013, the Company had $36,913 of unamortized stock-based compensation expense related to RSU’s, to be recognized over the remaining weighted average period of 0.08 years and which are now fully amortized at December 31, 2014.

The following table summarizes RSU’s activity:

	Number of RSU’s			Weighted Average Grant date
	Unvested	Vested	Total	value per RSU
RSU’s outstanding - December 31, 2011	5,778,500	5,178,500	10,957,000	$0.196
Vested	(2,311,400)	2,311,400	-	$0.196
Common stock issued	-	(2,400,000)	(2,400,000)	$0.196
RSU’s outstanding - December 31, 2012	3,467,100	5,089,900	8,557,000	$0.196
Vested	(2,311,400)	2,311,400	-	$0.196
Common stock issued	-	(7,401,300)	(7,401,300)	$0.196
RSU’s outstanding - December 31, 2013	1,155,700	-	1,155,700	$0.196
Vested	(1,155,700)	1,155,700	-	$0.196
Common stock issued (1)	-	(1,155,700)	(1,155,700)	$0.196
RSU’s outstanding - December 31, 2014	-	-	-	$-

(1)

As mentioned above, on January 30, 2014, 610,894 shares of common stock were issued upon settlement of vested restricted stock units, and the equivalent of 544,806 shares were retained by the Company in payment of the tax associated with the vesting of restricted stock units previously granted to the reporting persons.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Years Ended December 31,
	2014			2013			2012
	Net income (Numerator)	Shares (Denominator)	Per Share Amount	Net income (Numerator)	Shares (Denominator)	Per Share Amount	Net income (loss) (Numerator)	Shares (Denominator)	Per Share Amount

Net income	$572,069	92,153,648	$0.01	$9,731,087	56,213,272	$0.17	$679,347	22,458,185	$0.03
Series B preferred stock liquidation preference increase	-	-	0.00	(1,914,470)	-	(0.03)	(3,307,478)	-	(0.15)
Series B preferred stock redemption discount, net (See Note 3 and Note 4)	-	-	0.00	6,939,257	-	0.12	-	-	0.00
Basic net income (loss) applicable to common stockholders	572,069	92,153,648	0.01	14,755,874	56,213,272	0.26	(2,628,131)	22,458,185	(0.12)
Stock options, RSUs and Series B preferred stock with dilutive effect	-	2,147,518	0.00	-	4,341,449	(0.02)	-	-	0.00
Diluted net income (loss) applicable to common stockholders	$572,069	94,301,166	$0.01	$14,755,874	60,554,721	$0.24	$(2,628,131)	22,458,185	$(0.12)

For the year ended December 31, 2014, options to purchase 5,066,667 shares of common stock exercisable between $0.04 and $0.20 per share were included in the computation of diluted net income per share. Options to purchase 4,681,100 shares of common stock exercisable between $0.21 and $5.23 per share were outstanding, but were not included in the computation of diluted net income per share applicable to common stockholders because they would have an antidilutive effect on the net income per share.

For the year ended December 31, 2013, options to purchase 3,153,125 shares of common stock exercisable between $0.04 and $0.11 per share and RSU’s to settle for 1,155,700 common shares were included in the computation of diluted net income per share. Options to purchase 3,068,600 shares of common stock exercisable between $0.16 and $5.23 per share were outstanding, but were not included in the computation of diluted net income per share applicable to common stockholders because they would have an antidilutive effect on the net income per share.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

The components of the provision for income taxes included in the consolidated statements of operations are as follows:

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$105,763	$189,530	$76,250
State	5,596	4,731	3,322
Foreign	339,933	164,640	(22,180)
	451,292	358,901	57,392
Deferred:
Federal	259,028	(5,822,530)	115,736
State	68,214	(1,502,877)	26,984
Foreign	(22,168)	(33,134)	68,001
	305,074	(7,358,541)	210,721
Total	$756,366	$(6,999,640)	$268,113

A reconciliation of the statutory Federal income tax rate with the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2014	2013	2012
Current:
Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	3.7	(36.2)	2.1
Change in effective foreign tax rate	(12.5)	(10.7)	(23.9)
Foreign dividend, net of foreign tax credit	21.1	12.8	-
Other permanent differences	8.8	0.3	(41.6)
Change in valuation allowance	(1.9)	(268.3)	95.7
Change in uncertainty in income taxes	-	(4.9)	(19.8)
Other	3.7	16.7	(18.2)
Total	56.9%	(256.3)%	28.3%

Net income (loss) before income taxes is as follows:

	Years Ended December 31,
	2014	2013	2012

Domestic	$(151,579)	$992,625	$(163,227)
Foreign	1,480,014	1,738,822	1,110,687
Total	$1,328,435	$2,731,447	$947,460

The primary components of temporary differences which give rise to the Company’s deferred tax being presented as part of Current deferred income tax assets, net, Deferred income tax assets, net, or Deferred income tax liabilities (in long term liabilities) in the Company’s Consolidated Balance Sheet are as follows:

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2014	2013
Net deferred income taxes:
Net operating loss carry-forward	$5,972,254	$6,668,563
Intangible assets, net	(1,149,382)	(982,994)
Property and equipment, net	(32,598)	(61,574)
Inventory allowance	57,107	56,958
Credit carryforwards	850,851	440,902
Stock awards expense	320,336	347,784
Payroll	203,877	76,798
Other	124,133	144,287
Total	6,346,578	6,690,724
Less: Valuation allowance	(239,701)	(277,727)
Net deferred income taxes	$6,106,877	$6,412,997
Presented as part of:
Current deferred income tax assets, net	$746,370	$392,983
Deferred income tax assets, net	$5,374,468	$6,050,402
Deferred income tax liabilities	$(13,961)	$(30,388)

On January 1, 2007, as a result of the implementation of ASC 740-10, the Company recognized an increase in liabilities for unrecognized tax benefits of $245,800, which was accounted for as an increase in the January 1, 2007 accumulated deficit. Interest recorded per ASC 740-10 was recorded as part of interest expense in the Company’s statements of operations. At March 31, 2013 and March 31, 2012, the Company recorded an income tax benefit, associated with the elimination of a portion of the ASC 740-10 tax liability, of $135,177 and $196,423, respectively as the time limit for regulatory assessment of the tax liability had expired.

A reconciliation of the ASC 740-10 adjustments is as follows:

	Years Ended December 31,
	2014	2013	2012

Beginning Balance	$-	$133,602	$321,325
Interest and penalties	-	1,575	8,700
Elimination of a tax liability as a result of a lapse of the applicable statue of limitations	-	(135,177)	(196,423)
Ending Balance	$-	$-	$133,602

For the years ended December 31, 2014, 2013 and 2012 there were no unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period, and there were no decreases in the unrecognized tax benefits relating to settlements with taxing authorities.

At December 31, 2014 and 2013, the Company had Federal net operating loss carry-forwards (or “NOLs”) of approximately $14.5 million and $16.4 million, respectively, and State NOLs of $18.7 million and $19.1 million, respectively. The Federal NOL and State NOL are available to offset future taxable income through 2032. Section 382 of the Internal Revenue Code places a limitation on the ability to realize net operating losses in future periods if the ownership of the Company has changed more than 50% within a three-year period.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the private placement that occurred during 2013 (See Note 2 and Note 3), the application of I.R.C. Section 382 was required. As a consequence of the application of Section 382, the Company’s NOL limitation was determined to be approximately $2.2 million annually for each of the first five years and $0.4 million annually for up to 20 years following the date of the transaction. At the date of the Recapitalization transaction, the Section 382 limitation reduced the Company’s NOL carry-forwards by approximately $3.8 million for the Federal NOL and $5.9 million for the State NOL. Income taxes are accounted for under the asset and liability method. Prior to December 31, 2013, the provision for income taxes excluded the Company’s US and India operations due to valuation reserves against the respective income from these entities. These valuation reserves were removed at December 31, 2013.

Due to the Recapitalization Agreement between the Company and CVC on July 30, 2010 (See Note 2 and Note 3), the application of I.R.C. Section 382 was required. As a consequence of the application of Section 382, the Company’s NOL limitation was determined to be approximately $2.2 million annually for each of the first five years and $0.7 million annually for up to 20 years following the date of the transaction. At the date of the Recapitalization transaction, the Section 382 limitation reduced the Company’s NOL carry-forwards by approximately $45.0 million for the Federal NOL and $9.0 million for the State NOL. Income taxes are accounted for under the asset and liability method.

The provisions of ASC 740 require the establishment of a valuation allowance unless, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will be realized. An important factor in determining whether a deferred tax asset will be realized in accordance with ASC 740 is whether there has been sufficient income realized in recent years and whether sufficient income is expected to be realized in future years to utilize the deferred tax asset. In 2012, the Company determined, based upon its cumulative operating losses, that it was not more likely than not that it would fully realize most of its domestic and foreign deferred tax assets in future years. Consequently, at December 31, 2012 the Company recorded a valuation allowance of $10.4 million which fully reserved the carrying value of its net deferred tax assets.

At December 31, 2013, the Company recognized deferred income tax assets, net in amount of $7,491,957, based upon current evidence sufficient to ensure that it is more likely than not that the Company will be able to substantially utilize its U.S. operating loss carryforwards, and part of its India operating loss carryforward. At December 31, 2013, the Company retained a small amount of valuation allowance of $277,727, which reduce the carrying value of its net deferred tax assets.

The Company maintains a valuation allowance for its deferred tax assets until evidence exists to support the modification of the allowance. At the end of each period, the Company reviews supporting evidence, including the performance against sales and income projections, to determine if a modification of the valuation allowance is warranted. If it is determined that it is more likely than not that the Company will be not be able to recognize all or a greater portion of its deferred tax assets, the Company will at that time increase the valuation allowance.

In 2014 the Company included in its consolidated U.S. federal tax provision $1.4 million deemed dividend and related gross-up due to earnings from the Company’s Hong Kong foreign subsidiary.

In 2013 the Company included in its consolidated U.S. federal tax return $1.8 million dividend and related gross-up due to earnings from the Company’s HK foreign subsidiary.

In 2012 there were no undistributed earnings from the Company’s foreign subsidiaries, therefore the Company did not include in its consolidated U.S. federal tax return a deemed dividend due to earnings from the Company’s foreign subsidiary.

Tax years subject to examination by the tax authorities for Talon International, Inc. for Federal returns (US) are 2010 through 2014, for Talon International, Inc. State returns (US) are 2009 through 2014, and for the foreign subsidiaries, 2005 through 2014.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is a party to a number of non-cancelable operating lease agreements involving buildings and equipment, which expire at various dates through 2019. The Company accounts for its leases in accordance with FASB ASC 840 “Leases,” whereby step provisions, escalation clauses, tenant improvement allowances, increases based on an existing index or rate, and other lease concessions are accounted for in the minimum lease payments and are charged to the statement of operations on a straight-line basis over the related lease term.

The future minimum lease commitments at December 31, 2014, are approximately as follows:

Years Ended December 31,	Amount

2015	$481,000
2016	267,000
2017	231,000
2018 and after	409,000
Total minimum payments	$1,388,000

Total rental expense for the years ended December 31, 2014, 2013 and 2012 aggregated $793,385, $765,774 and $687,371, respectively.

Profit Sharing Plan

In October 1999, the Company established a 401(k) profit-sharing plan for the benefit of eligible employees. The Company may make annual contributions to the plan as determined by the Board of Directors. The Company matched contributions for all employees under the Company’s 401(k) plan up to 100% of an employee’s contributions to a maximum of $1,000 during 2012 and 2013, and to 50% of an employee’s contribution to a maximum of $2,000 beginning in January 2014, subject to any limitations imposed by ERISA.

Total contributions for the years ended December 31, 2014, 2013 and 2012 amounted to $43,846, $21,000, and $23,129, respectively.

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

NOTE 8 - SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

	Year Ended December 31, 2014
	Talon Zipper	Talon Trim	Talon Tekfit	Consolidated
Net sales	$24,709,639	$24,480,382	$132,663	$49,322,684
Cost of goods sold	17,951,591	15,255,363	107,819	33,314,773
Gross profit	$6,758,048	$9,225,019	$24,844	16,007,911
Operating expenses				14,268,206
Income from operations				$1,739,705

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2013
	Talon Zipper	Talon Trim	Talon Tekfit	Consolidated
Net sales	$28,756,206	$23,611,870	$79,311	$52,447,387
Cost of goods sold	20,459,426	14,938,681	76,429	35,474,536
Gross profit	$8,296,780	$8,673,189	$2,882	16,972,851
Operating expenses				14,215,627
Income from operations				$2,757,224

	Year Ended December 31, 2012
	Talon Zipper	Talon Trim	Talon Tekfit	Consolidated
Net sales	$22,061,303	$22,519,125	$20,444	$44,600,872
Cost of goods sold	16,022,334	14,083,017	35,120	30,140,471
Gross profit (loss)	$6,038,969	$8,436,108	$(14,676)	14,460,401
Operating expenses				13,465,633
Income from operations				$994,768

 The Company distributes its products internationally and has reporting requirements based on geographic regions. Long-lived assets are attributed to countries based on the location of the assets and revenues are attributed to countries based on customer delivery locations, as follows:

	Years Ended December 31,
	2014	2013	2012
Sales:
United States	$4,396,352	$4,145,383	$4,494,939
China	15,564,065	15,078,074	10,759,863
Hong Kong	11,496,969	14,681,767	14,594,685
India	2,522,576	2,114,044	1,665,129
Bangladesh	2,377,472	2,617,840	2,242,018
Other	12,965,250	13,810,279	10,844,238
Total	$49,322,684	$52,447,387	$44,600,872

	December 31,
	2014	2013	2012
Long-lived Assets:
United States	$4,554,831	$4,514,104	$4,551,101
China	178,873	88,962	73,344
Hong Kong	150,966	278,636	419,268
Total	$4,884,670	$4,881,702	$5,043,713

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - MAJOR CUSTOMERS AND VENDORS

For the years ended December 31, 2014, 2013 and 2012, the Company’s three largest customers represented approximately 5%, 5% and 6%, respectively, of consolidated net sales.

Three vendors, each representing more than 10% of the Company’s purchases, accounted for approximately 68% of the Company’s purchases for the year ended December 31, 2014, approximately 57% of the Company’s purchases for the year ended December 31, 2013, and approximately 42% of the Company’s purchases for the year ended December 31, 2012.

Included in accounts payable and accrued expenses at December 31, 2014 and 2013 is $4,102,625 and $3,162,148 due to these vendors.

NOTE 10 - QUARTERLY RESULTS (UNAUDITED)

Quarterly results for the years ended December 31, 2014 and 2013 are reflected:

	Year Ended December 31, 2014
	1st	2nd	3rd	4th
Net sales	$11,343,118	$15,959,169	$11,749,970	$10,270,427
Gross profit	$3,734,956	$5,405,460	$3,718,732	$3,148,763
Income (loss) from operations	$142,195	$1,481,564	$315,122	$(199,176)
Net income (loss)	$17,265	$814,475	$57,086	$(316,757)
Net income (loss) per share	$0.00	$0.01	$0.00	$(0.00)
Basic and diluted net income (loss) per share applicable to Common Stockholders	$0.00	$0.01	$0.00	$(0.00)
Total comprehensive income (loss)	$18,357	$815,241	$55,944	$(316,083)

	Year Ended December 31, 2013
	1st	2nd	3rd	4th
Net sales	$10,139,750	$16,640,964	$13,728,037	$11,938,636
Gross profit	$3,176,078	$5,551,840	$4,584,382	$3,660,551
Income from operations	$208,877	$1,588,599	$939,025	$20,723
Net income	$280,353	$1,262,715	$700,056	$7,487,963
Net income per share	$0.01	$0.05	$0.01	$0.08
Basic and diluted net income (loss) per share applicable to Common Stockholders	$(0.03)	$0.01	$0.09	$0.08
Total comprehensive income	$279,052	$1,293,857	$721,277	$7,484,194

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company typically experiences seasonal fluctuations in sales volume consistent with the purchase demands within the apparel industry. In most years, these seasonal fluctuations result in lower sales volumes for the Company’s business in the first and fourth quarters of each year, with the second quarter being the Company’s peak sales period, followed by the Company’s third quarter due to the seasonal buying patterns by the majority of the Company’s customers. Sales of the Company’s products typically precede the retail sales patterns by 90 to 150 days. The apparel retailers typically experience their highest sales volumes during the fourth quarter in association with year-end holiday purchases, accordingly this order demand typically results in our higher second and third calendar quarter revenues. Backlogs of sales orders are not considered material in the industries in which the Company competes, which reduces the predictability of the Company’s sales and reinforces the volatility of these cyclical buying patterns on the Company’s sales volume.

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluated subsequent events after the balance sheet date of December 31, 2014 through the date of the filing of this report.

Subsequent to December 31, 2014, on March 3, 2015, the Company signed an amendment to the Credit Agreement with Union Bank, changing various contractual terms as follows: the Fixed Charge Coverage Ratio requirement was reduced for March 31, 2015 to 0.70:1.00 and for June 30, 2015 to 1.00:1.00; the minimum EBITDA requirement for the 12-month period ended as of the last day of each of the quarters during 2015 was reduced from $2,750,000 to $1,750,000; the requirement of no incurrence of a net loss after taxes for more than two consecutive fiscal quarters was changed to be effective January 1, 2015; net principal repayments totaling $600,000 in 2015 were added to the Term Note Payable scheduled payments (to be paid $400,000 during second quarter of 2015 and $200,000 during third quarter of 2015); the interest rate on the Term Note Payable and Revolving Credit Loan was increased by 1% effective March 1, 2015; and the Company agreed to pay a loan modification fee of $50,000, half of which shall be payable on March 31, 2015 and the other half on June 30, 2015.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

As of the end of the period covered by this report, management, with the participation of Lonnie D. Schnell, our principal executive, and Nancy Agger-Nielsen our principal accounting officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, Mr. Schnell and Ms. Agger-Nielsen concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, the Company’s management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, our management has concluded that control over financial reporting was effective as of December 31, 2014.

Pursuant to applicable law, this annual report is not required to include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our executive officers and directors as of March 16, 2015.

Name	Age	Position
Directors:
Mark Dyne (1)	54	Chairman of the Board of Directors
Lonnie D. Schnell	66	Chief Executive Officer and Director
David Ellis	51	Director
Morris D. Weiss	55	Director
Robert L. Golden	52	Director

Other Executive Officers:
Larry Dyne (1)	42	President
Nancy Agger-Nielsen	52	Chief Financial Officer

(1)	Mark Dyne and Larry Dyne are brothers.

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

Lonnie D. Schnell

Mr. Schnell joined us in January 2006 as our Chief Financial Officer, was appointed as Chief Executive Officer in February 2008 and has served on our Board of Directors since May 2008.  Mr. Schnell also served as our Chief Financial Officer until March 31, 2014. Previously, Mr. Schnell served as Vice President of Finance for Capstone Turbine Corporation, a manufacturer of micro-turbine electric generators from 2004 until 2005, and as Chief Financial Officer of EMSource, LLC, an electronic manufacturing service company from 2002 to 2004.  Prior to these roles, Mr. Schnell served as Chief Financial Officer of Vintage Capital Group, a private equity investment firm, and Chief Financial Officer of Need2Buy, Inc. a business-to-business internet marketplace for electronic components.  Mr. Schnell completed an executive MBA program with the Stanford University Executive Institute, and earned his Bachelor of Science in Accounting at Christian Brothers University.  Mr. Schnell was a Certified Public Accountant with the international accounting firm of Ernst & Young LLP for more than five years.  Mr. Schnell was nominated to our Board of Directors for his extensive domestic and international management experience, knowledge of associated industry practices and trends, and for his financial management expertise.

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

Morris D. Weiss

Morris D. Weiss has served on our Board of Directors since May 2012. Mr. Weiss is a partner at the law firm of Hohmann, Taube & Summers, LLP, where Mr. Weiss specializes in commercial bankruptcy and restructuring matters as well as complex commercial litigation.  Prior to joining Hohmann, Taube & Summers, LLP in 2010, Mr. Weiss was the Managing Director of IP Navigation Group, LLC, an international patent monetization company, from April 2010 to August 2010.  Mr. Weiss was the Managing Director of Investment Banking of MDB Capital Group, LLC, an independent broker dealer, from May 2009 to April 2010.  From January 2009 to April 2010, Mr. Weiss served on the Board of Directors of Atlas Mining Company (n/k/a Applied Minerals, Inc. (OTCQB: AMNL.OB)), the leading global producer of Halloysite Clay solutions, and from November 2008 to April 2009, Mr. Weiss served as the company’s Chief Restructuring Officer.  From February 2002 to October 2008, Mr. Weiss was the Managing Director and Head of Investment Banking of Tejas Securities Group, Inc., a full service, independent broker dealer. Mr. Weiss was nominated to our Board of Directors for his extensive domestic and international management experience, knowledge of associated industry practices and trends, and for his strategic growth management expertise.

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

Nancy Agger-Nielsen

Ms. Agger-Nielsen joined us in March 2014 as Vice President Finance, and since April 1, 2014 as our Chief Financial Officer.  Ms. Agger-Nielsen previously served as CFO of Med-Legal, LLC, a leading California provider of litigation support services, from 2013 to 2014, and as Vice President of Finance for NDC Infrared Engineering from 2004 until 2013, a leading, global supplier of on line measurement instrumentation for the manufacturing industry.  Ms. Agger-Nielsen was licensed as a Certified Public Accountant from 1989 until 2002, has completed an MBA program with the Peter F. Drucker School of Management at Claremont Graduate University in Claremont, CA, and earned a Bachelor of Science in Business Administration with an emphasis in Accounting at California State Polytechnic University in Pomona, CA.

Director Nominations

Common Stock Director Nominations

The Subscription Agreement with Kutula Holdings Ltd. grants Kutula the right to nominate one member of the Company’s Board of Directors, so long as Kutula continues to hold at least 15,500,000 of the shares purchased pursuant to its Subscription Agreement (See Note 2 in the accompanying Notes to Consolidated Financial Statements). At this time Kutula has not elected to nominate a director.

We do not currently have a standing nominating committee of the Board of Directors. The entire Board of Directors performs the duties of the nominating committee and is responsible for considering and approving nominations of candidates for directors, including determining the appropriate qualifications and experience required of such candidates, and related matters.

In carrying out their function to nominate candidates for election to the Board of Directors (the “Board” or “Board of Directors”), the Board considers the mix of skills, experience, character, commitment, and diversity of background of the Board of Directors at the time of such nominations. The Board of Directors believe that each candidate should be an individual who has demonstrated integrity and ethics in such candidate’s personal and professional life, has an understanding of elements relevant to the success of a publicly-traded company and has established a record of professional accomplishment in such candidate’s chosen field. Each candidate should be prepared to participate fully in Board’s activities, including attendance at, and active participation in, meetings of the Board of Directors, and not have other personal or professional commitments that would, in the Board’s judgment, interfere with or limit such candidate’s ability to do so. The Board of Directors has no stated specific, minimum qualifications that must be met by a candidate for a position on our Board.

The Board of Directors’ methods for identifying candidates for election to the Board (other than those proposed by our stockholders, as discussed below) include the solicitation of ideas for possible candidates from a number of sources including members of the Board, our executives, and other sources. The Board of Directors may also from time to time retain one or more third-party search firms to identify suitable candidates.

Our common stockholders may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholder complies with the notice, information and consent provisions contained in our Bylaws. The notice must be made in writing and include (1) the qualifications of the proposed nominee to serve on the Board of Directors, (2) the principal occupations and employment of the proposed nominee during the past five years, (3) directorships currently held by the proposed nominee and (4) a statement that the proposed nominee has consented to the nomination. The recommendation should be addressed to our Secretary.

Board Committees

We do not currently maintain a separately designated audit, compensation, nominating or governance committee of the Board of Directors. The functions customarily delegated to these committees are performed by our full Board of Directors. The Board forms ad hoc committees from time to time to assist our Board in fulfilling its responsibilities with respect to matters that are the subject of the ad hoc committee’s mandate.

Audit Committee and Audit Committee Financial Expert

The Company is not a “listed company” under SEC rules and is therefore not required to have a separate audit committee comprised of independent directors. Our full Board of Directors performs the functions of the audit committee. The Company has, however, determined that as of December 31, 2014, each of Messrs. Ellis, Weiss and Golden is “independent” as that term is defined in Section 5605 of the NASDAQ Marketplace Rules applicable to companies listed on The NASDAQ Stock Market, and has also determined that each of Messrs. Schnell, Ellis and Golden is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The director biographies included above under this Item 10 describe the relevant experience of each director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Executive officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that during the year ended December 31, 2014, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

Our executive compensation program is administered by the Board of Directors.  The Board is responsible for, among other functions: (1) reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer’s compensation and evaluating the performance of the Chief Executive Officer in light of these corporate goals and objectives; (2) administering our incentive-compensation and equity based plans; and (3) negotiating, reviewing and recommending the annual salary, bonus, stock awards and other benefits, direct and indirect, of the Chief Executive Officer, and other current and former executive officers.

The Board of Directors also has the authority to select and/or retain outside counsel, compensation and benefits consultants, or any other consultants to provide independent advice and assistance in connection with the execution of its responsibilities. During the course of 2013, the Company utilized the services of a nationally recognized compensation consulting firm to recommend improvements to our executive and board compensation plans for alignment with our current business strategy.  While the compensation consultant’s analysis did not affect 2013 executive compensation, the Board of Directors considered the results from this study in formulating compensation plans for our executives beginning in 2014.

Our named executive officers for 2014 were as follows:

●	Lonnie D. Schnell, Chief Executive Officer (and Chief Financial Officer through March 31, 2014);

●	Larry Dyne, President; and

●	Nancy Agger-Nielsen, Chief Financial Officer (from April 1, 2014, and during the period of March 3, 2014 until March 31, 2013 served as Vice President Finance).

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

In order to preserve the morale and productivity and encourage retention of our key executives in the face of the disruptive impact of an actual or rumored change in control, we provide a bridge to future employment in the event that an executive’s job is eliminated as a consequence of a change in control. This provision is intended to align executive and stockholder interests by enabling executives to consider corporate transactions that are in the best interests of the stockholders and other constituents without undue concern over whether the transactions may jeopardize the executive’s own employment. Our employment agreements with some of our current named executive officers provide a lump sum payment and benefits continuation as a result of an involuntary termination without cause or for good reason following a change in control, plus accelerated vesting of stock or option awards.

Other Benefits

In order to attract and retain highly qualified executives, we provide some of our named executive officers, with automobile allowances that we believe are consistent with current market practices. Our executives also may participate in a 401(k) plan under which we matched contributions for all employees up to 100% of an employee’s contributions to a maximum of $1,000 through December 31, 2013, and to 50% of an employee’s contribution to a maximum of $2,000 beginning in January 2014, subject to any limitations imposed by ERISA.

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

The Board considers compensation information data gathered from annual reports and proxy statements from companies that the Board generally considers comparable to us; compensation of other Company employees for internal pay and equity purposes; and levels of other executive compensation plans from compensation surveys.

The Board sets the pay for the named executive officers and other executives, by element and in the aggregate, at levels that it believes are competitive and necessary to attract and retain talented executives capable of achieving our long-term objectives.

Factors Considered

In administering the compensation program for senior executives, including named executive officers, the Board considers the following:

●	Cash versus non-cash compensation. The pay elements are cash-based except for the long-term incentive program, which may be cash-based, equity-based, or a combination;

●	Prior year’s compensation. The Board of Directors considers the prior year’s bonuses and long-term incentive awards when approving bonus payouts or equity grants;

●

Adjustments to Compensation. On an annual basis, and in connection with setting executive compensation packages, the Board of Directors reviews our operating income growth, earnings before interest and taxes growth, earnings per share growth, cash flow growth, operating margin, revenue growth and total stockholder return performance. In addition, the Board of Directors considers peer group pay practices, emerging market trends and other factors. No specific weighting is assigned to these factors nor are particular targets set for any particular factor. Total compensation from year to year can vary significantly based on our and the individual executive’s performance; and

●	Application of discretion. It is our policy and practice to use discretion in determining the appropriate compensation levels considering performance.

COMPENSATION COMMITTEE REPORT

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

Board of Directors

Mark Dyne

Lonnie D. Schnell

David Ellis

Morris D. Weiss

Robert L. Golden

March 16, 2015

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, as to each person serving as Chief Executive Officer during 2014 and the two mostly highly compensated executive officers other than the Chief Executive Officer at the end of the 2014 whose compensation exceeded $100,000 (referred to as “named executive officers”), information concerning all compensation earned for services to us in all capacities for 2012, 2013 and 2014.

	Year	Salary	Bonus (1)	Option Award (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
Lonnie D. Schnell
Chief Executive Officer	2014	$425,000	$-	$233,695	$133,025	$42,520	$834,240
	2013	375,000	36,268	-	344,500	40,672	796,440
	2012	375,002	15,546	-	172,146	39,733	602,427
Larry Dyne
President	2014	$400,000	$-	$194,746	$125,200	$35,058	$755,004
	2013	350,000	36,268	-	323,000	24,783	734,051
	2012	350,001	15,546	-	160,669	23,438	549,654
Nancy Agger-Nielsen
Chief Financial Officer	2014	$166,667	$45,000	$68,725	$-	$18,077	$298,469
(1)

Bonus compensation consists of discretionary bonuses awarded to the named executives based upon performance, and discretionary bonuses associated with the tax consequences of RSU settlements. Bonuses are reported for the year in which they were earned and are generally paid in the first quarter of the subsequent year.

(2)

The option award represents the aggregate grant date fair value computed in accordance with ASC 718 with respect to option awards or stock awards granted in the applicable year. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to these grants, refer to Note 4 of our accompanying Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. These amounts do not reflect the actual value that may be realized by the named executive officers which depends on the value of our shares in the future.

(3)

Non-equity incentive plan compensation for 2014, 2013 and 2012 consists of awards from the EBITDA Bonus Plan, a cash incentive plan, which was established pursuant to our employment agreements with Mr. Schnell and Mr. Dyne. Bonuses are reported for the year in which they were earned and are generally paid in the first quarter of the subsequent year.

(4)	All other compensation consists of the following (amounts in dollars):

	Year	Health and medical insurance premiums	Life and disability insurance	401k company matching contributions	Other personal benefits	Total
Lonnie D. Schnell	2014	$30,621	$1,662	$2,000	$8,237	$42,520
	2013	28,729	1,722	1,000	9,221	40,672
	2012	27,408	1,722	1,000	9,603	39,733
Larry Dyne	2014	$16,248	$5,966	$2,000	$10,844	$35,058
	2013	16,505	5,747	1,000	1,531	24,783
	2012	15,250	5,572	1,000	1,616	23,438
Nancy Agger-Nielsen	2014	$15,100	$977	$2,000	$-	$18,077

Executive Compensation

Chief Executive Officer (and Chief Financial Officer through March 31, 2014). The 2012, 2013 and 2014 base salary and other compensation for Lonnie D. Schnell, our Chief Executive Officer, was determined in accordance with our employment agreement and related amendments. The terms and conditions established in this agreement were the result of consideration of our operating performance levels, at the time of entering into the agreement and for prior periods, comparative industry compensation levels and negotiations with Mr. Schnell. The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding stockholder value. On July 30, 2010, Mr. Schnell was granted a restricted stock unit award (“RSU Award”) for 5,778,500 shares of our common stock. The RSU Award vested 50% on a date which was 13 months following the grant date, and vested an additional 10% on each date which was 18, 24, 30, 36 and 42 months following the grant date, subject to full acceleration of vesting upon a change in control of the Company, as defined in the RSU Award agreement. In addition to the long-term equity incentive, Mr. Schnell was entitled to receive an annual cash bonus in 2012, 2013 and 2014 in an amount equal to a percentage of his base salary upon the Company achieving actual adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) within a range of target adjusted EBITDA. The EBITDA bonus award under Mr. Schnell’s employment agreement and related amendments for 2012, 2013 and 2014 is shown in the table above as non-equity incentive plan compensation.

President. The 2012, 2013 and 2014 base salary and other compensation for Larry Dyne, our President, was determined in accordance with our employment agreement and related amendments. The terms and conditions established in this agreement were the result of consideration of our operating performance levels at the time of entering into the agreements and for prior periods, comparative industry compensation levels and negotiations with Mr. Dyne. The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding stockholder value. On July 30, 2010, Mr. Dyne was granted an RSU Award for 5,778,500 shares of our common stock. The RSU Award vested 50% on a date which was 13 months following the grant date, and vested an additional 10% on each date which was 18, 24, 30, 36 and 42 months following the grant date, subject to full acceleration of vesting upon a change in control of our Company, as defined in the RSU Award agreement. In addition to the long term incentive, Mr. Dyne was entitled to receive an annual cash bonus in 2012, 2013 and 2014 in an amount equal to a percentage of his base salary upon the Company achieving actual adjusted EBITDA within a range of target adjusted EBITDA. The EBITDA bonus award under Mr. Dyne’s employment agreement and related amendments for 2012, 2013 and 2014 is shown in the table above as non-equity incentive plan compensation.

Chief Financial Officer. The compensation for Nancy Agger-Nielsen, our Chief Financial Officer, is in accordance with our at-will employment agreement. The terms and conditions established in this agreement were the result of consideration of our operating performance levels, and consistent with comparative industry compensation levels. The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding stockholder value. In 2014, long-term equity in the form of options for 250,000 shares of common stock were granted to Ms. Agger-Nielsen as an inducement to maximize performance and increase stockholder value. The option grants were established to vest monthly over a four-year term, after a minimum initial term of twelve months. In addition, a hiring bonus of $15,000 was paid to Ms. Agger-Nielsen upon her employment as an incentive to join our organization, with a minimum bonus guarantee granted in her first year of employment of $25,000 in accordance with the terms of our offer letter. A discretionary incentive bonus was awarded for 2014 based on Ms. Agger-Nielsen’s individual performance and contributions.

Grants of Plan-Based Awards in Fiscal 2014

The following table provides information about equity-awards granted to each named executive officers in 2014.

Name	Grant Date (1)	Approval Date(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/SH) (3)	Market Price on Grant Date ($/SH) (3)	Grant Date Fair Value of Option Awards ($)(4)
Lonnie D. Schnell	8/14/14	8/7/14	1,200,000	$0.21	$0.20	$233,695
Larry Dyne	8/14/14	8/7/14	1,000,000	$0.21	$0.20	$194,746
Nancy Agger-Nielsen	5/15/14	5/8/14	250,000	$0.26	$0.27	$68,725

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

(2)	Option awards have a 10 year term and vest over a four-year period.

(3)

The exercise price of option awards may differ from the market price on the date of grant. The exercise price of options granted in 2014 is equal to the average closing sales prices of our common stock for the five trading days prior to and including the grant date, as reported on the OTCQB, while the market price on the date of grant is the closing price of our common stock on that date.

(4)	The grant date fair value is generally the amount we would expense in our financial statements over the award’s service period, but does not include a reduction for forfeitures.

Outstanding Equity Awards at Fiscal Year 2014

The following table provides information with respect to outstanding stock options and stock awards held by each of the named executive officers as of December 31, 2014

		Option Awards

		Number of Securities
		underlying Unexercised
		Options		Option	Option
	Grant	(#)	(#)	Exercise	Expiration
Name	Date	Exercisable	Unexercisable(1)	Price ($)	Date
Lonnie D. Schnell	8/14/14	-	1,200,000	$0.21	8/14/24
	6/25/08	900,000	-	$0.20	6/24/18
	8/6/09	700,000	-	$0.09	8/6/19

Larry Dyne	8/14/14	-	1,000,000	$0.21	8/14/24
	6/25/08	700,000	-	$0.20	6/24/18
	8/6/09	510,000	-	$0.09	8/6/19

Nancy Agger-Nielsen	5/15/14	-	250,000	$0.26	5/15/24

(1)

These options become exercisable with respect to 25% of the total options shares at the end of one year from the date of the grant and the remaining shares become exercisable in 36 monthly installments equal to 1/48th of the Option shares on the last day of each calendar month thereafter until fully exercisable.

Option Exercises and Stock Vested in Fiscal Year 2014

The following table provides information with respect to restricted stock award vesting for each of the named executive officers during 2014. There were no options exercised by named executive officers during 2014.

	Stock Awards acquired on vesting and settlement of RSU’s
Name	Number of Shares (#)(1)	Value Realized ($)(1)(2)
Lonnie D. Schnell	577,850	144,463
Larry Dyne	577,850	144,463
Total	1,155,700	288,926

(1)	The shares shown in the table above indicate 577,850 shares that vested and settled into common shares under the RSU Awards on January 30, 2014, for each of the named executives.

(2)	Based on the closing price of the Common Stock of $0.25 on January 30, 2014, as reported by the OTCQB.

Employment Agreements, Termination of Employment and Change of Control Arrangements

Employment Agreements

We have entered into the following employment agreements and related amendments with Lonnie D. Schnell and Larry Dyne. Ms. Agger-Nielsen does not have an employment agreement with the Company.

Lonnie D. Schnell, Chief Executive Officer (and Chief Financial Officer through March 31, 2014). On July 30, 2010, we entered into an Executive Employment Agreement with Mr. Schnell as amended on June 15, 2012, November 8, 2013 and August 7, 2014. Mr. Schnell’s employment agreement, as amended, provides that he will continue to serve as our Chief Executive Officer. The employment agreement and related amendments has a term continuing through December 31, 2016, and may be extended to December 31, 2017. Pursuant to this agreement, Mr. Schnell received an annual base salary of $325,000 for the period starting on July 30, 2010 through December 31, 2010, $350,000 for the year ended December 31, 2011, and $375,000 for the years ended December 31, 2012 and 2013. Starting on January 1, 2014, Mr. Schnell’s annual base salary increased to $425,000 for the remaining term of this agreement. Such base salary may be increased, but not decreased, at the discretion of the Board. Mr. Schnell is entitled to receive an annual cash bonus in an amount equal to a percentage of his base salary upon the Company achieving actual adjusted EBITDA within a range and meeting certain performance objectives as determined by the Board of Directors.

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

Larry Dyne, President. On July 30, 2010, we entered into an Executive Employment Agreement with Mr. Dyne as amended on June 15, 2012, November 8, 2013 and August 7, 2014. Mr. Dyne’s employment agreement, as amended, provides that he will continue to serve as our President. The employment agreement and related amendment has a term continuing through December 31, 2016, and may be extended to December 31, 2017. Pursuant to this agreement, Mr. Dyne received an annual base salary of $300,000 for the period starting on July 30, 2010 through December 31, 2010, $325,000 for the year ended December 31, 2011 and $350,000 for the years ended December 31, 2012 and 2013. Starting on January 1, 2014, Mr. Dyne’s annual base salary increased to $400,000 for the remaining term of this agreement. Such base salary may be increased, but not decreased, at the discretion of the Board. Mr. Dyne is entitled to receive an annual cash bonus in an amount equal to a percentage of his base salary upon the Company achieving actual adjusted EBITDA within a range and meeting certain performance objectives as determined by the Board of Directors.

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

Potential Severance Payments

Under the Executive Employment Agreements as described above, Messrs. Schnell and Dyne will be entitled to receive severance benefits in the event that the executive’s employment is terminated due to executive’s death or disability, by us without “cause” or by the executive for “good reason.” The following table sets forth severance payments and benefits that we would have been obligated to pay to Messrs. Schnell and Dyne assuming a triggering event had occurred under each of their respective employment agreements as of December 31, 2014, as follows:

Name	Cash Severance Payment(1)	Non-Equity Incentive Plan Compensation	Continuation of Health Benefits	Total Severance Benefits
Lonnie D. Schnell	717,615	133,025	42,340	892,980
Larry Dyne	675,562	125,200	18,948	819,710

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

Potential Change in Control Payments

As described above, our employment agreements with Lonnie D. Schnell and Larry Dyne provide for accelerated vesting of all or a portion of the options held by such executives upon a change in control. However, as of December 31, 2014, there were no unvested stock options held by the named executive officers that had an exercise price lower than the closing price of our common stock on December 31, 2014 of $0.18 per share, as reported by the OTCQB. As a result, there would have been no value of the accelerated vesting had a change in control occurred on December 31, 2014. Currently, there are no other benefits payable to our named executive officers upon a change in control.

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

The following table details the total compensation earned by our non-employee directors in 2014.

Name	Fees earned or paid in cash	Option awards (5)	Total
Mark Dyne (1)	$31,000	$9,717	$40,717
David Ellis (2)	30,000	9,717	39,717
Morris D. Weiss (3)	31,000	9,717	40,717
Robert L. Golden (4)	31,000	9,717	40,717
Total	$123,000	$38,868	$161,868

(1)	As of December 31, 2014, Mr. Mark Dyne held options to purchase a total of 465,000 shares.

(2)	As of December 31, 2014, Mr. David Ellis held options to purchase a total of 350,000 shares.

(3)	As of December 31, 2014, Mr. Morris D. Weiss held options to purchase a total of 250,000 shares.

(4)	As of December 31, 2014, Mr. Robert L. Golden held options to purchase a total of 150,000 shares.

(5)	The grant date fair value is generally the amount we would expense in our financial statements over the award’s service period, but does not include a reduction for forfeitures.

Our current policy, adopted as of January 1, 2014, is to pay non-employee directors an annual retainer of $25,000 for service on our Board of Directors as well as $1,000 for their attendance at any meeting of the Board of Directors, regardless of whether such meeting is held in person or telephonically. In addition, our current policy is to annually grant to each non-employee director an option to purchase 50,000 shares of our common stock immediately following reelection as directors at each annual meeting of stockholders. The options vest in 12 equal monthly installments, and become fully vested one year from the date of grant.

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

On August 14, 2014, we issued 50,000 options to each of the Messrs. Mark Dyne, David Ellis, Morris D. Weiss and Robert L. Golden in connection with their reelection as directors.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2014, regarding equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	9,747,767	$0.20	7,541,979
Equity compensation plans not approved by security holders	-	-	-

Each of the above plans provides that the number of shares with respect to which options may be granted, and the number of shares of common stock subject to an outstanding option, shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on common stock.

Security Ownership of Certain Beneficial Owners and Management

The following table presents information regarding the beneficial ownership of our common stock as of March 16, 2015:

●	each person who is known to us to be the beneficial owner of more than 5% of our outstanding common Stock;
●	each of our current directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has shares voting or investment power with respect to such shares. Shares of Common Stock underlying warrants or options currently exercisable or exercisable within sixty (60) days of the date of this information are deemed outstanding for purposes of computing the percentage ownership of the person holding such warrants or options but are not deemed outstanding for computing the percentage ownership of any other person. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at March 16, 2015. Unless otherwise indicated, the persons named in this table have sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

As of March 16, 2015, we had 92,267,831 shares of Common Stock issued and outstanding. The address of each person listed is in our care, at 21900 Burbank Boulevard, Suite 270, Woodland Hills, California 91367, unless otherwise set forth below such person’s name.

	Common Stock
Name of Beneficial Owner	Shares	%

Executive Officers and Directors:
Lonnie D. Schnell (1)	6,943,097	7.4
Larry Dyne (2)	6,557,697	7.0
Nancy Agger-Nielsen (3)	162,500	*
Mark Dyne (4)	9,596,501	10.4
David Ellis (5)	337,501	*
Morris D. Weiss (5)	237,501	*
Robert L. Golden (5)	137,501	*

Executive Officers and Directors as a Group (7 persons) (6)	23,972,298	24.9

5% Stockholders:
Kutula Holdings Ltd. Fascinatio Boulevard 764 2909 VA Capelle aan den Ijssel, Netherlands	38,888,889	42.1

Perrtech Pty Limited Level 3, 11 New South Head Road Edgecliff NSW 2027, Sydney, Australia	8,333,333	9.0

*	Less than 1%.
(1)	Consists of (i) 5,343,097 shares of Common Stock and (ii) 1,600,000 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable.
(2)	Consists of (i) 5,347,697 shares of Common Stock and (ii) 1,210,000 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable.
(3)	Consists of 100,000 shares of Common Stock and (ii) 62,500 shares of Common Stock reserved for issuance upon exercise of stock options that will become exercisable within 60 days.
(4)

Consists of (i) 9,169,000 shares of Common Stock and (ii) 427,501 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

(5)	Consists entirely of shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.
(6)

Consists of (i) 19,959,794 shares of Common Stock and (ii) 4,012,504 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

The information as to shares beneficially owned has been individually furnished by our respective directors, named executive officers, and our other stockholders, or taken from documents filed with the Securities and Exchange Commission.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

We have adopted a policy that requires Board of Directors’ approval of transactions with related persons as defined by SEC regulations, including any sales or purchase transaction, asset exchange transaction, operating agreement, or advance or receivable transaction that could put our assets or operating performance at risk. All of our directors and executive officers are required at all times, but not less than annually, to disclose all relationships they have with companies or individuals that have conducted business with, or had an interest in, us. Our executive officers monitor our operations giving consideration to the disclosed relationships and refer potential transactions to the Board of Directors for approval. The Board of Directors considers a related party transaction for its potential economic benefit to us, to ensure the transaction is “arms length” and in accordance with our policies and that it is properly disclosed in our reports to stockholders.

Reportable Related Party Transactions

Other than the employment arrangements described elsewhere in this report, since January 1, 2014, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

●	in which the amount involved exceeds $120,000; and

●

in which any director, executive officer, stockholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

Because our common stock is quoted on the OTCQB, we are not subject to the listing requirements of any securities exchange or Nasdaq regarding the independence of our directors. However, we have determined that, as of December 31, 2014, each of Messers. Ellis, Weiss and Golden is “independent” as that term is defined in Section 5605 of the NASDAQ Marketplace Rules applicable to companies listed on The NASDAQ Stock Market. The other members of our Board of Directors are not “independent” under such rules.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Services Provided by the Independent Auditors

Our Board of Directors performs the functions of the audit committee and is responsible for the appointment, compensation, retention and oversight of the work of the independent auditors.

SingerLewak LLP served as our independent registered public accounting firm for each of the fiscal years ended December 31, 2014, 2013 and 2012.

Audit Fees - The aggregate fees billed by our independent registered public accounting firm for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q or services that are normally provided in connection with statutory and regulatory filings were $306,000 for fiscal year 2014, $307,000 for fiscal year 2013 and $315,000 for fiscal year 2012.

Audit-Related Fees – The aggregate fees billed by our independent registered public accounting firm for professional services rendered for assurance and related services reasonably related to the performance of the audit or review of our financial statements (other than those reported above) were $7,000 for fiscal year 2014 and no fees for fiscal year 2013 and 2012.

Tax Fees - No fees were billed by our independent registered public accounting firm for professional services rendered for tax compliance, tax advice and tax planning for fiscal years 2014, 2013 and 2012.

All Other Fees – The aggregate fees billed by our independent public registered accounting firm for services rendered to us other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” were $0 for fiscal year 2014, and $4,000 for fiscal years 2013 and 2012 which was primarily related to governmental regulations not related to our annual or quarterly financial statements.

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

(3)   Exhibits

See Exhibit Index attached to this Annual Report on Form 10-K, which is incorporated herein by reference.

Schedule II – Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Year	Additions (Adjustments)	Deductions	Balance at End of Year
2014
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	$42,000	$23,000	$14,000	$51,000
Reserve for inventory valuation deducted from inventories on the balance sheet	230,000	(17,000)	14,000	199,000
Valuation reserve deducted from deferred income tax assets	278,000	(38,000)	-	240,000
	$550,000	$(32,000)	$28,000	$490,000
2013
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	$1,000	$42,000	$1,000	$42,000
Reserve for inventory valuation deducted from inventories on the balance sheet	261,000	65,000	96,000	230,000
Valuation reserve deducted from deferred income tax assets	10,439,000	(8,538,000)	1,623,000	278,000
	$10,701,000	$(8,431,000)	$1,720,000	$550,000
2012
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	$53,000	$(26,000)	$26,000	$1,000
Reserve for inventory valuation deducted from inventories on the balance sheet	485,000	48,000	272,000	261,000
Valuation reserve deducted from deferred income tax assets	9,194,000	1,245,000	-	10,439,000
	$9,732,000	$1,267,000	$298,000	$10,701,000

(1)

Additions to the allowance for doubtful accounts include provisions for uncollectible accounts. Bad debt expense includes (and additions above exclude) net direct write-offs of amounts representing less than $1,000 for the years ended December 31, 2014 and 2013, and $2,000 for the year ended December 31, 2012. Additions to the inventory valuation reserve include current year provisions. Additionally, in 2014, 2013 and 2012 there were direct write-offs of $46,000, $143,000 and $168,000, respectively.

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

TALON INTERNATIONAL, INC.

Date: March 16, 2015

/s/ Lonnie D. Schnell
	By:	Lonnie D. Schnell

Its: Chief Executive Officer
(Principal Executive Officer)

/s/ Nancy Agger-Nielsen
	By:	Nancy Agger-Nielsen

Its: Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Lonnie D. Schnell and Nancy Agger-Nielsen, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lonnie D. Schnell	Director and Chief Executive Officer	March 16, 2015
Lonnie D. Schnell	(Principal Executive Officer)

/s/ Nancy Agger-Nielsen	Chief Financial Officer
Nancy Agger-Nielsen	(Princpal Financial and Accounting Officer)	March 16, 2015

/s/ Mark Dyne
Mark Dyne	Chairman of the Board of Directors	March 16, 2015

/s/ David Ellis
David Ellis	Director	March 16, 2015

/s/ Morris D. Weiss
Morris D. Weiss	Director	March 16, 2015

/s/ Robert L. Golden
Robert L. Golden	Director	March 16, 2015

Exhibit
Number	Exhibit Description

3.1	Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

3.1.1	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-KSB, filed March 28, 2000.

3.1.2	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1.3 to Form 8-K filed on August 4, 2006.

3.1.3	Certificate of Ownership and Merger. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 20, 2007.

3.1.4	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 24, 2010.

3.1.5	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 12, 2013.

3.2.1	Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

3.2.2	Certificate of Amendment to the Bylaws of Talon International, Inc., dated as of August 2, 2011. Incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 4, 2011.

4.1	Specimen Stock Certificate of Common Stock of Registrant. Incorporated by reference to Exhibit 4.1to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.1	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.2+	Amended and Restated 1997 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 13, 2006.

10.3+	Form of Non-statutory Stock Option Agreement. Incorporated by reference to Exhibit 10.30 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.5+	2007 Stock Plan. Incorporated by reference to Exhibit 10.20 to the Form 10-K filed on April 25, 2008.

10.7+	Amended and Restated Talon International, Inc. 2008 Stock Incentive Plan. Incorporated by reference to Exhibit 10.20 to Form 10-K filed on March 28, 2011.

10.9+	Executive Employment Agreement, dated July 30, 2010, between Registrant and Lonnie D. Schnell. Incorporated by reference to Exhibit 10.25 to Form 10-Q filed on August 8, 2011.

10.9.1+

Amendment No. 1 to Executive Employment Agreement, dated as of June 15, 2012, between Registrant and Lonnie D. Schnell. Incorporated by reference to Exhibit 10.16.1 to Form 10-Q filed on August 13 2012.

Exhibit
Number	Exhibit Description

10.9.2+

Amendment No. 2 to Executive Employment Agreement, dated as of November 6, 2013, between Registrant and Lonnie D. Schnell. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 12, 2013.

10.9.3+

Amendment No. 3, dated August 7, 2014, to Employment Agreement, dated July 30, 2010, between Registrant and Lonnie D. Schnell. Incorporated by reference to Exhibit 10.9.3 to Form 10-Q, filed November 14, 2014.

10.10+	Executive Employment Agreement, dated July 30, 2010, between Registrant and Larry Dyne. Incorporated by reference to Exhibit 10.26 to Form 10-Q filed on August 8, 2011.

10.10.1+	Amendment No. 1 to Executive Employment Agreement, dated as of June 15, 2012, between Registrant and Larry Dyne. Incorporated by reference to Exhibit 10.17.1 to Form 10-Q filed on August 13, 2012.

10.10.2+	Amendment No. 2 to Executive Employment Agreement, dated as of November 6, 2013, between Registrant and Larry Dyne. Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 12, 2013.

10.10.3+

Amendment No. 3, dated August 7, 2014, to Employment Agreement, dated July 30, 2010, between Registrant and Larry Dyne Incorporated by reference to Exhibit 10.10.3 to Form 10-Q, filed November 14, 2014

10.13

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

10.18.1

First Amendment, dated April 22, 2014, to the Commercial Credit Agreement dated December 31, 2013 between the Registrant and MUFG Union Bank, N.A. (formerly Union Bank, N.A.) Incorporated by reference to Exhibit 10.18.1 to Form 10-Q, filed May 12, 2014.

10.18.2

Second Amendment, dated June 27, 2014, to the Commercial Credit Agreement dated December 31, 2013 between the Registrant and MUFG Union Bank, N.A. (formerly Union Bank, N.A.) Incorporated by reference to Exhibit 10.18.2 to Form 10-Q, filed August 11, 2014.

10.18.3

Third Amendment, dated July 30, 2014, to the Commercial Credit Agreement dated December 31, 2013 between the Registrant and MUFG Union Bank, N.A. (formerly Union Bank, N.A.) Incorporated by reference to Exhibit 10.18.3 to Form 10-Q, filed August 11, 2014.

10.18.4

Fourth Amendment, dated September 24, 2014, to the Commercial Credit Agreement dated December 31, 2013 between the Registrant and MUFG Union Bank, N.A. (formerly Union Bank, N.A.) Incorporated by reference to Exhibit 10.18.4 to Form 10-Q, filed November 14, 2014.

10.18.5	Fifth Amendment, dated December 31, 2014, to the Commercial Credit Agreement dated December 31, 2013 between the Registrant and MUFG Union Bank, N.A. (formerly Union Bank, N.A.).

10.18.6	Sixth Amendment, dated March 3, 2015, to the Commercial Credit Agreement dated December 31, 2013 between the Registrant and MUFG Union Bank, N.A. (formerly Union Bank, N.A.).

10.19	Security Agreement dated December 31, 2013 between the Registrant and Union Bank, N.A. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 7, 2014.

Exhibit
Number	Exhibit Description

10.20	Form of Continuing Guaranties. Incorporated by reference to Exhibit 10.3 to Form 8-K filed on January 7, 2014.

10.21	Form of Security Agreements. Incorporated by reference to Exhibit 10.4 to Form 8-K filed on January 7, 2014.

10.22	Debenture dated December 31, 2013 between Tag-It Pacific Limited and Union Bank, N.A. Incorporated by reference to Exhibit 10.5 to Form 8-K filed on January 7, 2014.

10.23	Lease, dated March 29, 2001, between the Registrant and Chase Manhattan Bank as Directed Trustee for Unova Master Trust.

10.23.1	Amendment to Lease, dated October 1, 2005, between the Registrant and Woodland Burbank Corporation.

10.23.2	Second Amendment to Lease, dated August 30, 2010, between the Registrant and Woodland Burbank Corporation.

10.23.3	Third Amendment to Lease, dated June 24, 2014, between the Registrant and Woodland Burbank Corporation.

14.1	Code of Ethics.

21.1	Subsidiaries.

23.1	Consent of SingerLewak LLP.

24.1	Power of Attorney (included on signature page).

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

Exhibit
Number	Exhibit Description

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE(*	XBRL Taxonomy Extension Presentation

+	Indicates a management contract or compensatory plan.

*

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purpose of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.