Form 10-Q
period 2015-03-31
TALON INTERNATIONAL, INC.
filed 2015-05-11
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

At May 8, 2015, the issuer had 92,267,831 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,651,778	$2,603,138
Accounts receivable, net	4,317,539	3,019,749
Inventories, net	972,181	506,272
Current deferred income tax assets, net	650,512	746,370
Prepaid expenses and other current assets	638,774	551,775
Total current assets	8,230,784	7,427,304

Property and equipment, net	733,457	584,586
Intangible assets, net	4,302,578	4,300,084
Deferred income tax assets, net	5,513,093	5,374,468
Other assets	447,590	416,035
Total assets	$19,227,502	$18,102,477

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,449,571	$6,191,954
Accrued expenses	2,364,616	2,403,563
Revolving credit loan	1,700,000	1,500,000
Current portion of term loan payable	1,716,667	1,816,667
Total current liabilities	13,230,854	11,912,184

Term loan payable, net of current portion	762,500	1,016,667
Deferred income tax liabilities	12,242	13,961
Other liabilities	193,247	26,077
Total liabilities	14,198,843	12,968,889

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Common Stock, $0.001 par value, 300,000,000 shares authorized; 92,267,831 shares issued and outstanding at March 31, 2015 and December 31, 2014	92,268	92,268
Additional paid-in capital	64,229,269	64,175,254
Accumulated deficit	(59,409,332)	(59,250,109)
Accumulated other comprehensive income	116,454	116,175
Total stockholders’ equity	5,028,659	5,133,588
Total liabilities and stockholders’ equity	$19,227,502	$18,102,477

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net sales	$10,808,422	$11,343,118
Cost of goods sold	7,244,515	7,608,162
Gross profit	3,563,907	3,734,956
Sales and marketing expenses	1,642,234	1,415,690
General and administrative expenses	2,067,492	2,177,071
Total operating expenses	3,709,726	3,592,761

Income (loss) from operations	(145,819)	142,195
Interest expense, net	94,419	111,271
Income (loss) before provision for income taxes	(240,238)	30,924
Provision for (benefit from) income taxes, net	(81,015)	13,659

Net income (loss)	$(159,223)	$17,265

Basic and diluted net income (loss) per share	$(0.00)	$0.00

Weighted average number of common shares outstanding - Basic	92,267,831	91,804,752

Weighted average number of common shares outstanding - Diluted	92,267,831	93,431,832

Net income (loss)	$(159,223)	$17,265
Other comprehensive income from foreign currency translation	279	1,092
Total comprehensive income (loss)	$(158,944)	$18,357

 See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(159,223)	$17,265
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	56,866	100,682
Amortization of deferred financing cost	26,370	22,569
Stock based compensation	54,015	75,916
Deferred income taxes benefits, net	(44,170)	(35,430)
Bad debt expense (recoveries), net	(5,047)	9,414
Inventory valuation provisions, net	15,719	8,327
Changes in operating assets and liabilities:
Accounts receivable	(1,290,115)	(517,572)
Inventories	(481,585)	90,554
Prepaid expenses and other current assets	(86,520)	(240,790)
Other assets.	(868)	40
Accounts payable and accrued expenses	1,210,986	(887,117)
Other liabilities	33,837	(5,752)
Net cash used in operating activities	(669,735)	(1,361,894)

Cash flows from investing activities:
Acquisitions of property and equipment	(68,513)	(58,842)
Acquisitions of intangibles	(5,765)	-
Net cash used in investing activities	(74,278)	(58,842)

Cash flows from financing activities:
Payments of term loan payable	(354,167)	(416,666)
Revolving credit loan borrowings	200,000	500,000
Payment of revolving credit loan	-	(500,000)
Financing costs associated with credit facilities	(56,915)	-
Payments related to taxes on the exercise of stock options and settlement of RSUs	-	(143,537)
Proceeds from exercise of stock options	-	29,709
Net cash used in financing activities	(211,082)	(530,494)

Net effect of foreign currency exchange translation on cash	3,735	(5,891)
Net decrease in cash and cash equivalents	(951,360)	(1,957,121)
Cash and cash equivalents at beginning of period	2,603,138	3,779,508
Cash and cash equivalents at end of period	$1,651,778	$1,822,387

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Supplemental disclosures of cash flow information:
	Three Months Ended March 31,
	2015	2014
Cash received (paid) during the period for:
Interest paid	$(68,378)	$(89,264)
Interest received	$418	$493
Income tax paid, net (principally foreign)	$(60)	$(18,522)
Non-cash financing activities:
Lease incentives	$(133,333)	$-
Non-cash exercise of stock options and settlement of RSUs in common stock	$-	$649
Effect of foreign currency translation on net assets	$279	$1,092

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     Presentation of Interim Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations, although the management of Talon International, Inc. and its consolidated subsidiaries (collectively, the “Company”) believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2.     Summary of Significant Accounting Policies

A complete description of the Company’s Significant Accounting Policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and should be read in conjunction with these unaudited consolidated financial statements. The Significant Accounting Policies noted below are only those policies that have changed materially or have supplemental information included for the periods presented here.

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectibility of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified. Bad debt expense (recoveries), net for the three months ended March 31, 2015 and 2014 were $(5,047) and $9,414, respectively.

Fair Value Measurements

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the guidance under Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses, revolving credit loan, term loan payable and other liabilities. The book value of the financial instruments is representative of their fair values. In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At March 31, 2015 and December 31, 2014, cash equivalents consisted of money market funds measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $787,000 and $1,018,000, respectively.

Intangible Assets

Intangible assets consist of the Talon trade name acquired in a purchase business combination, patents, licenses, intellectual property rights and technology. Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of ASC 350, “Intangibles - Goodwill and Other”. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives using the straight-line method, and are reviewed for impairment in accordance with the provisions of ASC 360, “Property, Plant and Equipment”. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

The Company applies Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other - Testing Indefinite-lived Intangible Assets for Impairment” to determine whether an impairment is required.  The guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not that an impairment exists, then the company is required to estimate the fair value of the indefinite-lived intangible assets and perform a quantitative impairment test in accordance with ASU 350-30. The Company completed the required assessment as of March 31, 2015 and December 31, 2014, and noted no impairment.

From time to time the Company makes investments in product and technical opportunities that are complimentary to or enhancements to its apparel accessories business.  During the quarter ended March 31, 2015, the Company invested $5,765 in the acquisition of intellectual property rights complimentary to the Company’s Talon Zipper products. There was no acquisition of intellectual property rights for the quarter ended March 31, 2014. At March 31, 2015 and December 31, 2014 the Company invested $51,822 and $46,057, respectively, for intellectual property rights complimentary to the Company’s Talon Zipper products, which are not yet in service.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets as of March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
	2015	2014

Tradename - Talon trademark	$4,110,751	$4,110,751

Intellectual property rights	230,544	224,779
Less: Accumulated amortization (10 to 17 years)	(38,717)	(35,446)
Intellectual property rights, net	191,827	189,333
Intangible assets, net	$4,302,578	$4,300,084

Amortization expense for intangible assets was $3,271 for the three months ended March 31, 2015 and 2014.

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

Interest Expense, net – Interest expense reflects the cost of borrowings and amortization of deferred financing costs. Interest expense for the three months ended March 31, 2015 and 2014 totaled $94,837 and $111,764, respectively. Interest income consists of earnings from cash held in interest bearing accounts. Interest income for each of the three months ended March 31, 2015 and 2014 represented less than $1,000.

Foreign Currency Translation

The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for the Company’s subsidiaries in China and India. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized. Included in accumulated other comprehensive income was a cumulative foreign currency translation gain of $116,454 and $116,175 as of March 31, 2015 and December 31, 2014, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Comprehensive Income

Comprehensive income consists of net income (loss) and unrealized income on foreign currency translation adjustments. The foreign currency translation adjustment represents the net currency translation gains and losses related to our China and India subsidiaries, which have not been reflected in the net income for the periods presented.

The Company reports comprehensive income in accordance with Topic 220 “Comprehensive Income”, and uses the option provided under ASU 2011-05 “Presentation of Comprehensive Income” to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year.  The accounting estimates that require the Company’s most significant, difficult and subjective judgments include the valuation allowance for accounts receivable and inventory, the assessment of recoverability of long-lived assets and intangible assets, stock-based compensation and the recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions). Actual results could differ materially from the Company’s estimates.

Presentation

In order to facilitate the comparison of financial information, certain amounts reported in the prior year have been reclassified to conform to the current year presentation.

Note 3.     New Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendment simplifies debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendment. ASU 2015-03 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning December 15, 2015. Other than reclassification of debt issuance costs net of amortization from assets to liabilities, no other effect is expected to be included on the Company’s financial statements.

 TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note 4. Net Income (loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Net income (loss)	Shares	Per Share Amount
Three months ended March 31, 2015:
Basic net loss:
Net loss	$(159,223)	92,267,831	$(0.00)
Effect of Dilutive Securities - Options	-	-	-

Diluted net loss	$(159,223)	92,267,831	$(0.00)

Three months ended March 31, 2014:
Basic net income:
Net income	$17,265	91,804,752	$0.00
Effect of Dilutive Securities - Options	-	1,627,080	-

Diluted net income	$17,265	93,431,832	$0.00

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended March 31, 2015, options to purchase 9,672,767 shares of common stock exercisable between $0.04 and $3.14 per share, were outstanding but were not included in the computation of diluted net loss per share because they would have an antidilutive effect on the net loss per share.

For the three months ended March 31, 2014, options to purchase 1,627,080 shares of common stock exercisable between $0.04 and $0.20 per share were included in the computation of diluted net income per share. Options to purchase 638,600 shares of common stock exercisable between $0.28 and $5.23 per share were outstanding but were not included in the computation of diluted net income per share because they would have an antidilutive effect on the net income per share.

Note 5.     Accounts Receivable

Accounts receivable are included on the consolidated balance sheets net of the allowance for doubtful accounts. The allowance for doubtful accounts at March 31, 2015 and December 31, 2014 was $44,096 and $50,563, respectively.

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

Inventories consist of the following:

	March 31,	December 31,
	2015	2014

Finished goods	$1,185,762	$705,368
Less: Reserves	(213,581)	(199,096)
Total inventories	$972,181	$506,272

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.     Bank Credit Facilities

On December 31, 2013, the Company entered into a Commercial Credit Agreement (the “Credit Agreement”) with MUFG Union Bank, N.A. (formerly Union Bank, N.A., “Union Bank”). The Credit Agreement provides for a 24 month revolving loan commitment and a 36 month term loan. The revolving loan commitment includes available borrowings of up to $3,500,000 (the “Revolving Credit Loan”), consisting of revolving loans and a sublimit of letters of credit not to exceed a maximum aggregate principal amount of $1,000,000. Borrowings under the Revolving Credit Loan initially carried interest at a per annum rate of two and one-half percent (2.50%) in excess of a reference rate (“Reference Rate”), which is an index rate determined by Union Bank from time to time as a means of pricing certain extensions of credit. The Reference Rate was 3.25% as of March 31, 2015 and December 31, 2014.

The Credit Agreement provides for a term loan in the amount of $5,000,000 (the “Term Loan Payable” and together with the Revolving Credit Loan, the “Credit Facilities”). The Term Loan Payable was originally payable in 36 monthly payments of $138,889 beginning January 31, 2014 with interest payable at a per annum rate of two and three-quarters percent (2.75%) in excess of the Reference Rate. The Company paid $250,000 in financing costs associated with the Credit Agreement and used all of the proceeds of the Term Loan and $827,490 of the proceeds of the Revolving Credit Loan to repay in full at December 31, 2013, a promissory note entered into in July 2013 with CVC California, LLC in the principal amount of $5,800,000 plus accrued interest.

The Credit Agreement contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the Company and its subsidiaries which are customary for Credit Facilities of this type including maintaining a Fixed Charge Coverage Ratio between Adjusted EBITDA and principal and interest payments (as defined in the Credit Agreement) of not less than 1.25:1.00 as of the close of each fiscal quarter and an EBITDA (as defined in the Credit Agreement) of at least $2,750,000 as of the close of each fiscal quarter, for the 12-month period ended as of the last day of the quarter. The Company did not satisfy the previous minimum Fixed Charge Coverage Ratio requirement (1.25:1.00) and the previous minimum EBITDA requirement of $2,750,000 for the 12-month periods ended September 30, 2014 and December 31, 2014, and in connection therewith obtained waivers of such non-compliance from Union Bank for those periods. In exchange for the waivers, the Company paid Union Bank a waiver fee of $10,000, and at December 31, 2014 a prepayment in the amount of $500,000 was made and applied to the principal of the Term Loan Payable and certain provisions of the Credit Agreement were amended.

On March 3, 2015, the Company signed an amendment to the Credit Agreement with Union Bank, changing various contractual terms as follows: the Fixed Charge Coverage Ratio requirement was reduced for the periods ended March 31, 2015 to 0.70:1.00 and for June 30, 2015 to 1.00:1.00; the minimum EBITDA requirement for the 12-month period ended as of the last day of each of these quarters during 2015 was reduced from $2,750,000 to $1,750,000; the requirement of no incurrence of a net loss after taxes for more than two consecutive fiscal quarters was changed to be effective January 1, 2015; net principal repayments totaling $600,000 in 2015 were added to the Term Loan Payable scheduled payments (to be paid $400,000 during second quarter of 2015 and $200,000 during third quarter of 2015), and excluded from the Fixed Charge Coverage Ratio calculation; the interest rate on the Term Loan Payable and Revolving Credit Loan was increased by 1% effective March 1, 2015; and the Company agreed to pay a loan modification fee of $50,000, half of which was payable on March 31, 2015 and the other half on June 30, 2015. Additional legal fees were charged by Union Bank during the first quarter of 2015 in the amount of $6,915. The remaining principal of the Term Loan Payable was also re-amortized to be paid in the remaining 18 monthly installments of $84,722 each. As a result of this amendment, the Company anticipates that it will meet the required financial covenants in the next year.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company had outstanding borrowings as of March 31, 2015 and December 31, 2014 of $4,179,167 and $4,333,334, respectively, under the Credit Facilities, of which $1,700,000 and $1,500,000, respectively, relates to obligations under the Revolving Credit Loan and the remainder relates to the Term Loan Payable. During the three months ended March 31, 2015, the Company obtained advances under the Revolving Credit Loan of $200,000, resulting in a net increase in the outstanding borrowings to $1,700,000 at March 31, 2015.  Approximately $607,000 remained in available borrowings under the Revolving Credit Loan as of March 31, 2015.

Interest expense, net, included on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) is comprised as follows:

	Three Months Ended March 31,
	2015	2014

Revolving credit loan	$25,039	$16,212
Term loan payable	42,985	72,688
Amortization of deferred financing cost	26,370	22,569
Total Credit Facilities related interest expense	94,394	111,469
Other interest expense (income), net	25	(198)
Interest expense , net	$94,419	$111,271

Note 8.     Stockholders’ Equity

Private Placement of Common Stock

In July 2013 the Company raised $5,500,000 of new equity through the sale, in a private placement transaction, of 61,111,109 shares of the Company’s common stock at a price of $0.09 per share. Zipper Holdings, LLC, a related party company controlled by Mark Dyne, the Chairman of the Company’s Board of Directors, acquired 8,333,333 shares of common stock in the private placement.

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

The Company’s Certificate of Incorporation presently authorizes the issuance of 3,000,000 shares of Preferred Stock, having a par value of $0.001 per share. No shares of Preferred Stock were outstanding at March 31, 2015 or December 31, 2014.

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

100,000 options were granted during the three months ended March 31, 2015. No options were granted during the three months ended March 31, 2014.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended March 31, 2014, options were exercised to acquire 186,458 shares of common stock under the 2007 and 2008 Stock Incentive Plans, and 148,820 shares were retained by the Company in payment of the exercise price of $0.18 weighted average per share and the tax associated with the exercise of the options. At the time of exercise, the intrinsic value of the options exercised was $0.27 per share, and the retained shares had a value of $40,181. During the three months ended March 31, 2014, options were also exercised to acquire 277,084 shares of common stock under the 2008 Stock Incentive Plan. Cash received upon exercise was $29,709 at a weighted average of $0.11 per share. At the time of exercise, the intrinsic value of the options exercised was $0.23 per share. No options were exercised during the three months ended March 31, 2015.

As of March 31, 2015, the Company had $644,243 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the remaining weighted average period of 3.33 years. As of March 31, 2014, unamortized stock-based compensation expense related to options issued to employees and directors was $73,633, which was to be recognized over the weighted average period of approximately 0.6 years.

The following table summarizes the activity in the Company’s share based compensation plans during the three months ended March 31, 2015.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - January 1, 2015	9,747,767	$0.20
Granted	100,000	$0.19
Exercised	-	$-
Cancelled	(175,000)	$1.08
Options outstanding - March 31, 2015	9,672,767	$0.19

Restricted Stock Units (RSUs)

On July 30, 2010, the Company awarded each of Lonnie D. Schnell (the Company’s Chief Executive Officer through April 10, 2015) and Larry Dyne (the Company’s Chief Executive Officer effective April 13, 2015 and President at the time) a restricted stock unit award (an “RSU Award”) for 5,778,500 shares of the Company’s common stock. Each RSU Award vested 50% on August 30, 2011, and 10% on each date which is 18, 24, 30, 36 and 42 months following the grant date, subject to partial acceleration of vesting as part of the executives’ severance benefits and full acceleration of vesting upon a change in control of the Company. As of July 30, 2010, the RSUs were valued at $2,263,884, which was reduced by the fair value of the options surrendered by the employees in connection with these grants.

On August 30, 2010, Mr. Schnell and Mr. Dyne elected to defer the settlement in common shares of 5,434,200 RSUs beyond the vesting dates.

On January 30, 2014, 610,894 shares of common stock were issued upon final settlement of vested restricted stock units, and the equivalent of 544,806 shares were retained by the Company in payment of the tax associated with the vesting of restricted stock units previously granted to the reporting persons. No shares were issued upon settlement of vested restricted stock units during 2015.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no outstanding RSUs and no unamortized stock-based compensation expense related to RSUs as of March 31, 2015 and December 31, 2014.

Note 10.      Income taxes

Benefit from income taxes, net, for the three months ended March 31, 2015 was $81,015. Provision for income taxes, net, for the three months ended March 31, 2014 was $13,659.

Current income taxes receivable were associated with foreign and domestic prepayments net of income tax payable, and totaled $119,647 and $66,270 as of March 31, 2015 and December 31, 2014, respectively.

Current income taxes payable were principally associated with foreign withholdings, funds transfers, and income tax payable from the Company’s Asia operations. Current income taxes payable as of March 31, 2015 and December 31, 2014 totaled $95,834 and $78,455, respectively, and were included in accrued expenses.

Deferred income tax assets, net, totaled $6,163,605 and $6,120,838 as of March 31, 2015 and December 31, 2014, respectively, are included in long term deferred income tax assets, net, and in current deferred income tax assets, net.

Deferred income tax liabilities totaled $12,242 and $13,961 as of March 31, 2015 and December 31, 2014, respectively.

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

	Three Months ended March 31, 2015
	Talon Zipper	Talon Trim	Talon Tekfit	Talon Consolidated
Net sales	$5,405,615	$4,985,739	$417,068	$10,808,422
Cost of goods sold	3,912,363	3,154,056	178,096	7,244,515
Gross profit	$1,493,252	$1,831,683	$238,972	3,563,907
Operating expenses				3,709,726
Loss from operations				$(145,819)

	Three Months ended March 31, 2014
	Talon Zipper	Talon Trim	Talon Tekfit	Talon Consolidated
Net sales	$5,792,035	$5,545,138	$5,945	$11,343,118
Cost of goods sold	4,093,423	3,475,161	39,578	7,608,162
Gross profit (loss)	$1,698,612	$2,069,977	$(33,633)	3,734,956
Operating expenses				3,592,761
Income from operations				$142,195

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company distributes its products internationally and has reporting requirements based on geographic regions. Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment and intangibles) is attributed to countries based on the location of the assets, as follows:

Sales:	Three Months Ended March 31,
Country / Region	2015	2014
United States	$734,145	$1,179,127
China	2,792,383	2,973,919
Hong Kong	2,301,834	3,120,837
Bangladesh	1,069,054	556,015
India	609,118	515,145
Other	3,301,888	2,998,075
Total	$10,808,422	$11,343,118

	March 31,	December 31,
	2015	2014
Long-lived Assets:
United States	$4,736,306	$4,554,831
China	167,763	178,873
Hong Kong	131,966	150,966
Total	$5,036,035	$4,884,670

Note 13.      Subsequent Events

The Company evaluated subsequent events after the balance sheet date of March 31, 2015 through the date of the filing of this report.

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

The following management's discussion and analysis is intended to assist the reader in understanding our consolidated financial statements and our business. This management’s discussion and analysis is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and accompanying notes. Talon International, Inc. designs, manufactures, sells and distributes apparel zippers, various apparel trim products and specialty waistbands, shirt collars and other apparel components to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We sell and market these products under various branded names including Talon® and Tekfit®. As a result, we operate the business globally under three product groups - Talon Zipper, Talon Trim and Talon Tekfit.

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

Our Talon Tekfit business provides manufacturers with Talon’s patented fabric stretch technology, manufacturing know-how, proprietary equipment and materials necessary to produce expandable waistbands, shirt collars and various other stretch technology apparel inner lining components. In recent years we have begun to actively expand our marketing and selling efforts of this unique product within the industry.

The adoption of new and innovative technology by major retailers, particularly where it modifies the style, design or performance of a garment, is a complicated and time-consuming process. New product innovations by major retailers can require 10 to 12 months to complete the design, marketing and manufacturing of the new item, and depending upon the seasonal aspect of the garment, introduction of the product to the market could require several additional months. Accordingly, the re-introduction of the Talon Tekfit technology requires significant time to accomplish adoption within the retailers’ products. However, once adopted we anticipate the production volumes will continue to build as the technology is accepted across multiple styles with a retailer.

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

Results of Operations

The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Net sales	100.0%	100.0%
Cost of goods sold	67.0	67.1
Gross profit	33.0	32.9
Sales and marketing expenses	15.2	12.5
General and administrative expenses	19.1	19.1
Interest expense, net	0.9	1.0
Provision for (benefit from) income taxes, net	(0.7)	0.1
Net income (loss)	(1.5)%	0.2%

Sales

For the three months ended March 31, 2015 and 2014, sales by geographic region based on the customer delivery locations as a percentage of sales were as follows:

	Three Months Ended March 31,
Region	2015	2014
United states	6.8%	10.4%
China	25.8	26.2
Hong Kong	21.3	27.5
Bangladesh	9.9	4.9
India	5.6	4.5
Other	30.6	26.5
	100.0%	100.0%

Sales for the three months ended March 31, 2015 were $10,808,000, reflecting a decline of $535,000 or 4.7% as compared to the same period in 2014. Our Talon Zipper products sales for the three months ended March 31, 2015 were $386,000 lower than the same period in 2014. Talon Zipper products sales for the three months ended March 31, 2015 decreased by $655,000 within our mass merchandising brand customers as compared to 2014, which was offset by a $269,000 increase in sales to our specialty retail brands customers as compared to 2014. For the three months ended March 31, 2015, Talon Trim products sales declined by $559,000 compared to the same period in 2014. Substantially all of our Talon Trim products sales are to our specialty retail branded customers. For the three months ended March 31, 2015, the Talon Tekfit products sales increased by $411,000 compared to the same period in 2014, mainly due to new Talon Tekfit programs and customers.

The sales during the quarter ended March 31, 2015 were negatively impacted by a fewer number of available work days throughout the Asia regions due to the timing of the Lunar New Year holidays impacting the timing of our customers’ order placement and limitations on our ability to fulfill those orders during the quarter.

Gross Profit

Gross profit for the three months ended March 31, 2015 was $3,564,000 (or 33.0% of sales), reflecting a reduction of $171,000 as compared to the same period in 2014. The reduction in gross profit for the three months ended March 31, 2015, as compared to prior year, was principally attributable to lower overall sales volumes and higher manufacturing support costs, offset by lower freight and duty costs.

A recap of the change in gross profit for the three months ended March 31, 2015, as compared to the same period in 2014, is as follows:

	Three Months Ended March 31, 2015 as compared to the same period in 2014
	$ (1)	%(1)
Gross profit changes as a result of:
Lower sales volumes	(140,000)	(3.8)
Change in mix of products	(8,000)	(0.2)
Lower freight and duty costs	48,000	1.3
Higher manufacturing overhead costs	(71,000)	(1.9)
Gross profit change	(171,000)	(4.6)

(1)	Represents the amount or percentage, as applicable, of change in each item in the three months ended March 31, 2015 period as compared to the same period in 2014.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2015 totaled $1,642,000, an increase of $227,000 as compared to the same period in 2014, mainly due to $103,000 increased compensation costs, $54,000 increased travel, communications and related expenses, and $56,000 increased new product development costs.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2015 totaled $2,067,000, as compared to general and administrative expenses in the prior year of $2,177,000, and remained flat at 19.1% as percentage of sales in both periods. General and administrative expenses were lower by $110,000 during the three months ended March 31, 2015, as compared to the same period in 2014, mainly due to $47,000 lower facilities and related expenses and $48,000 lower depreciation expenses.

Interest expense and interest income

Interest expense for the three months ended March 31, 2015, decreased by $17,000 (to $94,000) as compared to the same period in 2014. The interest expense for both periods included borrowings under our Credit Facilities and the related amortization of deferred financing costs (See Note 7 to the accompanying Notes to Consolidated Financial Statements). Interest expense not related to Credit Facilities and interest income for each of the three months ended March 31, 2015 and 2014 represented less than $1,000.

A brief summary of interest expense and interest income is presented below:

	Three Months Ended March 31,
	2015	2014

Amortization of deferred financing costs	$26,000	$23,000
Interest expense under Credit Facilities	68,000	88,000
Interest expense	94,000	111,000
Interest income	-	-
Interest expense, net	$94,000	$111,000

Income taxes

Benefit from income taxes, net, for the three months ended March 31, 2015 was $81,000 and provision for income taxes, net, for the three months ended March 31, 2014 was $14,000.

Liquidity and Capital Resources

The following table summarizes selected financial data at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014

Cash and cash equivalents	$1,652,000	$2,603,000
Total assets	$19,228,000	$18,102,000
Current liabilities	$13,231,000	$11,912,000
Long term liabilities	$968,000	$1,057,000
Stockholders’ equity	$5,029,000	$5,134,000

We believe that our remaining cash and cash equivalents and our anticipated cash flows from our operating activities will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months. In addition, as of March 31, 2015, we had additional borrowing availability of $607,000 under our revolving credit line.

Cash and cash equivalents

Cash and cash equivalents decreased by $951,000 at March 31, 2015, as compared to December 31, 2014, principally due to $670,000 in cash used in operating activities, $354,000 in term loan payments, $57,000 in payments of financing costs associated with credit facilities and $74,000 in payments for the acquisition of property and equipment and intellectual property rights, partially offset by $200,000 in revolving credit facility borrowings (“Revolving Credit Loan”).

Cash provided by operating activities is our primary recurring source of funds, and reflects net income from operations excluding non-cash charges, changes in operating capital and the impact of seasonality. During the three months ended March 31, 2015 and 2014, net cash used in operating activities was $670,000 and $1,362,000, respectively.

The net cash used in operating activities during the three months ended March 31, 2015 and 2014 resulted principally from:

	Three Months Ended March 31,
	2015	2014
Net income (loss) before non-cash expenses	$(55,000)	$199,000
Inventory reductions (increases)	(482,000)	91,000
Accounts receivable increases	(1,290,000)	(518,000)
Accounts payable and accrued expenses increases (reductions)	1,211,000	(887,000)
Other reductions in operating capital	(54,000)	(247,000)
Net cash used in operating activities	$(670,000)	$(1,362,000)

Net cash used in investing activities for the three months ended March 31, 2015 and 2014 was $69,000 and $59,000, respectively, associated with the acquisition of property and equipment, and for the three months ended March 31, 2015 included $6,000 in the acquisition of intellectual property rights.

Net cash used in financing activities for the three months ended March 31, 2015 and 2014 was $211,000 and $530,000, respectively. In 2015 this reflects $354,000 in term loan payments, offset by $200,000 in Revolving Credit Loan borrowings under our Credit Facilities, and in 2014, this reflects $417,000, in term loan payments, offset by $500,000 Revolving Credit Loan borrowings under our Credit Facilities, net of $500,000 in repayments, $144,000 in payments related to taxes associated with the exercise of stock options and RSU settlements, partially offset by $30,000 in proceeds from the exercise of stock options.

On December 31, 2013, we entered into a Commercial Credit Agreement with MUFG Union Bank, N.A. (formerly Union Bank, N.A., “Union Bank”)(See Note 7 in the accompanying Notes to Consolidated Financial Statements), and we used all of the proceeds of $5,000,000 from the term loan (“Term Loan Payable”) and $827,000 of the proceeds of a Revolving Credit Loan under the Union Bank Credit Agreement to repay a $5,800,000 Promissory Note and related interest to CVC California LLC, our controlling stockholder at the time.

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

As of March 31, 2015 and December 31, 2014, we had outstanding borrowings of $4,179,000 and $4,333,000, respectively under our Credit Facilities, of which $1,700,000 and $1,500,000, respectively relates to obligations under Revolving Credit Loan and the remainder relates to the Term Loan Payable. As of March 31, 2015, we had $607,000 in available borrowings.

The Credit Agreement, as amended, contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the parent company and its subsidiaries, which are customary for credit facilities of this type, including maintaining a specified Fixed Charge Coverage Ratio between Adjusted EBITDA and future principal and interest payments as of the close of each fiscal quarter; a minimum EBITDA as of the close of each quarter for the 12-month period ended as of the last day of the quarter; and no incurrence of a net loss after taxes for more than two consecutive fiscal quarters commencing January 1, 2015. We did not satisfy the minimum Fixed Charge Coverage Ratio requirement and the minimum EBITDA requirement for the 12-month periods ended September 30, 2014 and December 31, 2014, and in connection therewith obtained waivers of non-compliance from Union Bank for these periods. In exchange for the waivers, we paid fees in the amount of $10,000 and a prepayment in the amount of $500,000 was applied to the principal of the Term Loan Payable as of December 31, 2014, and other certain provisions of the Credit Agreement were amended. During the three months ended March 31, 2015, we made draws against our Revolving Credit Loan borrowings of $200,000, resulting in an increase in the outstanding borrowings during the year to $1,700,000 at March 31, 2015. On March 3, 2015, we further amended the Credit Agreement with Union Bank and agreed to modify the financial covenants to make certain prepayments to the Term Loan Payable excluded from the Fixed Charge Coverage Ratio calculation, and to re-amortize the Term Loan Payable payments. The additional principal repayments agreed to in the Amendment total $600,000, of which $400,000 are required to be paid during the second quarter of 2015 and the remaining $200,000 is required to be paid during the third quarter of 2015. In connection with the Amendment we agreed to pay to Union Bank a loan modification fee of $50,000, half of which was payable on March 31, 2015 and the other half on June 30, 2015. Additional legal fees were charged by Union Bank during the first quarter of 2015 in the amount of $7,000. As a result of this amendment, we anticipate that we will meet all the required covenants during the next year. There is no assurance that Union Bank will grant future waivers if we fail to satisfy any of the financial covenants.

We have satisfied our working capital requirements primarily through cash flows generated from operations and borrowings under our Credit Agreement. As we continue to expand globally with apparel manufacturing in offshore locations, our customers are substantially all foreign-based and foreign-owned entities. We continue to evaluate both financing and equity options to provide capital to fund our expansion and on-going operations. If we experience greater than anticipated reductions in sales, we may need to borrow or raise additional capital, or further reduce the scope of our business in order to fund our on-going operations or to satisfy our future short-term operating requirements. The extent of our future long-term capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of possible acquisitions, and our expansion into foreign markets. Our need for additional long-term financing may include the integration and expansion of our operations to exploit our rights under our Talon and Tekfit trade names, and the expansion of our operations in the Asian and other markets. If our cash from operations is less than anticipated, or our working capital requirements and capital expenditures are greater than we expect, we may need to raise debt or equity financing in order to provide for our operations.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at March 31, 2015:

	Payments Due by Period ($)
		Less than	1-3	4-5
Contractual Obligations	Total	1 Year	Years	Years
Revolving credit loan	$1,700,000	$1,700,000	$-	$-
Term loan payable	2,607,000	1,822,000	785,000	-
Operating leases	1,267,000	442,000	695,000	130,000
Total Obligations	$5,574,000	$3,964,000	$1,480,000	$130,000

At March 31, 2015 and December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we do not have any of the risks associated with financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

During the three months ended March 31, 2015, there were no transactions to which we were or will be a party, and in which any director, executive officer, or stockholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

●	The allowances for doubtful accounts receivable and the bad debt expense (recoveries), net as at and for the three months ended March 31, 2015 and 2014, are as follows:

	Three Months Ended March 31,
	2015	2014

Allowance for doubtful accounts receivable	$44,000	$51,000

Bad debt expense (recoveries), net	$(5,000)	$9,000

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

New Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendment simplifies debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendment. ASU 2015-03 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning December 15, 2015. Other than reclassification of debt issuance costs net of amortization from assets to liabilities, no other effect is expected to be included on our financial statements.

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

As of the end of the period covered by this report, management, with the participation of Larry Dyne, our principal executive officer, and Nancy Agger-Nielsen, our principal accounting officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, Mr. Dyne and Ms. Agger-Nielsen concluded that these disclosure controls and procedures were effective as of the end of the period covered in this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings

We currently have pending various claims and complaints that arise in the ordinary course of our business. We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on our consolidated financial condition if adversely determined against us.

Item 1A.     Risk Factors

Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. No material change to such risk factors has occurred during the three months ended March 31, 2015.

Item 6.        Exhibits

Exhibit No.	Description
10.18.6

Sixth Amendment, dated March 3, 2015, to the Commercial Credit Agreement dated December 31, 2013 between the Registrant and MUFG Union Bank, N.A. (formerly Union Bank, N.A.). Incorporated by reference to Exhibit 10.18.6 to Form 10-K, filed March 16, 2015.

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

Dated: May 11, 2015	By:	/s/ Larry Dyne
Larry Dyne
Chief Executive Officer
(Principal Executive Officer)

/s/ Nancy Agger-Nielsen
Nancy Agger-Nielsen
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)