Form 10-Q
period 2015-06-30
TALON INTERNATIONAL, INC.
filed 2015-08-14
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

At August 13, 2015, the issuer had 92,267,831 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,291,851	$2,603,138
Accounts receivable, net	5,462,842	3,019,749
Inventories, net	519,661	506,272
Current deferred income tax assets, net	922,684	746,370
Prepaid expenses and other current assets	762,990	551,775
Total current assets	10,960,028	7,427,304

Property and equipment, net	798,622	584,586
Intangible assets, net	4,313,979	4,300,084
Deferred income tax assets, net	5,208,041	5,374,468
Other assets	428,085	416,035
Total assets	$21,708,755	$18,102,477

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,935,184	$6,191,954
Accrued expenses	3,051,493	2,403,563
Revolving credit loan	2,200,000	1,500,000
Current portion of term loan payable	284,722	1,816,667
Current portion of capital lease obligations	21,087	-
Total current liabilities	14,492,486	11,912,184

Term loan payable, net of current portion	1,440,278	1,016,667
Capital lease obligations, net of current portion	71,971	-
Deferred income tax liabilities	9,054	13,961
Other liabilities	215,262	26,077
Total liabilities	16,229,051	12,968,889

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Common Stock, $0.001 par value, 300,000,000 shares authorized; 92,267,831 shares issued and outstanding at June 30, 2015 and December 31, 2014	92,268	92,268
Additional paid-in capital	64,231,496	64,175,254
Accumulated deficit	(58,960,825)	(59,250,109)
Accumulated other comprehensive income	116,765	116,175
Total stockholders’ equity	5,479,704	5,133,588
Total liabilities and stockholders’ equity	$21,708,755	$18,102,477

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$15,787,278	$15,959,169	$26,595,700	$27,302,287
Cost of goods sold	10,754,319	10,553,709	17,998,834	18,161,871
Gross profit	5,032,959	5,405,460	8,596,866	9,140,416
Sales and marketing expenses	1,641,827	1,702,274	3,284,061	3,117,964
General and administrative expenses	2,618,291	2,221,622	4,685,783	4,398,693
Total operating expenses	4,260,118	3,923,896	7,969,844	7,516,657

Income from operations	772,841	1,481,564	627,022	1,623,759
Interest expense, net	106,142	109,614	200,561	220,885
Income before provision for income taxes	666,699	1,371,950	426,461	1,402,874
Provision for income taxes, net	218,192	557,475	137,177	571,134

Net income	$448,507	$814,475	$289,284	$831,740

Basic and diluted net income per share	$0.00	$0.01	$0.00	$0.01

Weighted average number of common shares outstanding - Basic	92,267,831	92,267,831	92,267,831	92,037,571

Weighted average number of common shares outstanding - Diluted	93,516,492	93,702,693	93,608,931	93,566,946

Net income	$448,507	$814,475	$289,284	$831,740
Other comprehensive income from foreign currency translation	311	766	590	1,858
Total comprehensive income	$448,818	$815,241	$289,874	$833,598

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$289,284	$831,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,687	144,780
Loss (gain) on disposal of property and equipment	281	(193)
Amortization of deferred financing cost	57,913	45,139
Stock based compensation	56,242	122,923
Deferred income taxes (benefits), net	(14,789)	237,552
Bad debt recoveries, net	(14,857)	(9,094)
Inventory valuation provisions, net	11,499	17,952
Changes in operating assets and liabilities:
Accounts receivable	(2,425,230)	(193,336)
Inventories	(24,848)	130,809
Prepaid expenses and other current assets	(210,641)	28,660
Other assets.	(12,882)	(2,978)
Accounts payable and accrued expenses	3,384,251	440,293
Other liabilities	55,852	(6,923)
Net cash provided by operating activities	1,276,762	1,787,324

Cash flows from investing activities:
Proceeds from sale of equipment	350	193
Acquisitions of property and equipment	(104,011)	(143,773)
Acquisitions of intangibles	(20,437)	-
Net cash used in investing activities	(124,098)	(143,580)

Cash flows from financing activities:
Payments of term loan payable	(1,108,334)	(833,333)
Revolving credit loan borrowings	700,000	500,000
Payment of revolving credit loan	-	(500,000)
Payment of financing costs associated with credit facilities	(56,915)	-
Payment of capital leases	(1,683)	-
Payments related to taxes on the exercise of stock options and settlement of RSUs	-	(143,537)
Proceeds from exercise of stock options	-	29,709
Net cash used in financing activities	(466,932)	(947,161)

Net effect of foreign currency exchange translation on cash	2,981	(3,653)
Net increase in cash and cash equivalents	688,713	692,930
Cash and cash equivalents at beginning of period	2,603,138	3,779,508
Cash and cash equivalents at end of period	$3,291,851	$4,472,438

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Supplemental disclosures of cash flow information:

	Six Months Ended June 30,
	2015	2014
Cash received (paid) during the period for:
Interest paid	$(143,588)	$(176,205)
Interest received	$976	$1,336
Income tax paid, net (principally foreign)	$(29,081)	$(42,684)
Non-cash financing activities:
Lease incentives	$133,333	$-
Capital lease obligation	$94,741	$-
Non-cash exercise of stock options and settlement of RSUs in common stock	$-	$649
Effect of foreign currency translation on net assets	$590	$1,858

See accompanying notes to consolidated financial statements.

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

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectibility of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified. Bad debt recoveries, net for the three and six months ended June 30, 2015 were $(9,810) and $(14,857), respectively. Bad debt recoveries, net for the three and six months ended June 30, 2014 were $(18,508) and $(9,094), respectively.

Fair Value Measurements

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses, revolving credit loan, term loan payable and other liabilities. The book value of the financial instruments is representative of their fair values. In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At June 30, 2015 and December 31, 2014, cash equivalents consisted of money market funds measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $493,000 and $1,018,000, respectively.

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

The Company applies Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other - Testing Indefinite-lived Intangible Assets for Impairment” to determine whether an impairment is required.  The guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not that an impairment exists, then the company is required to estimate the fair value of the indefinite-lived intangible assets and perform a quantitative impairment test in accordance with ASU 350-30. The Company completed the required assessment as of June 30, 2015 and December 31, 2014, and noted no impairment.

From time to time the Company makes investments in product and technical opportunities that are complimentary to or enhancements to its apparel accessories business.  During the quarter and six months ended June 30, 2015, the Company invested $14,672 and $20,437, respectively in the acquisition of intellectual property rights complimentary to the Company’s Talon Zipper products. There was no acquisition of intellectual property rights for the quarter ended June 30, 2014. At June 30, 2015 and December 31, 2014 the Company invested $66,494 and $46,057, respectively, for intellectual property rights complimentary to the Company’s Talon Zipper products, which are not yet in service.

Intangible assets as of June 30, 2015 and December 31, 2014 are as follows:

	June 30,	December 31,
	2015	2014

Tradename - Talon trademark	$4,110,751	$4,110,751

Intellectual property rights	245,216	224,779
Less: Accumulated amortization (10 to 17 years)	(41,988)	(35,446)
Intellectual property rights, net	203,228	189,333
Intangible assets, net	$4,313,979	$4,300,084

Amortization expense for intangible assets was $3,271 and $6,542, respectively for the three and six months ended June 30, 2015 and 2014.

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

Interest Expense, net – Interest expense reflects the cost of borrowings and amortization of deferred financing costs. Interest expense for the three and six months ended June 30, 2015 totaled $106,700 and $201,537, respectively. Interest expense for the three and six months ended June 30, 2014 totaled $110,457 and $222,221, respectively. Interest income consists of earnings from cash held in interest bearing accounts. Interest income for each of the three months ended June 30, 2015 and 2014 represented less than $1,000. Interest income for the six months ended June 30, 2015 and 2014 was $976 and $1,336, respectively.

Foreign Currency Translation

The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for the Company’s subsidiaries in China and India. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized. Included in accumulated other comprehensive income was a cumulative foreign currency translation gain of $116,765 and $116,175 as of June 30, 2015 and December 31, 2014, respectively.

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

Note 4. Net Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Net income	Shares	Per Share Amount
Three months ended June 30, 2015:
Basic net income:
Net income	$448,507	92,267,831	$0.00
Effect of Dilutive Securities -
Options	-	1,248,661	0.00
Diluted net income	$448,507	93,516,492	$0.00

Three months ended June 30, 2014:
Basic net income:
Net income	$814,475	92,267,831	$0.01
Effect of Dilutive Securities -
Options	-	1,434,862	0.00
Diluted net income	$814,475	93,702,693	$0.01

	Net income	Shares	Per Share Amount
Six months ended June 30, 2015:
Basic net income:
Net income	$289,284	92,267,831	$0.00
Effect of Dilutive Securities -
Options	-	1,341,100	0.00
Diluted net income	$289,284	93,608,931	$0.00

Six months ended June 30, 2014:
Basic net income:
Net income	$831,740	92,037,571	$0.01
Effect of Dilutive Securities -
Options	-	1,529,375	0.00
Diluted net income	$831,740	93,566,946	$0.01

For the three and six months ended June 30, 2015, options to purchase 2,691,667 shares of common stock exercisable between $0.04 and $0.11 per share were included in the computation of diluted net income per share; and options to purchase 5,623,600 shares of common stock exercisable between $0.16 and $1.33 per share, were outstanding but were not included in the computation of diluted net income per share because they would have an antidilutive effect on the net income per share.

For the three months ended June 30, 2014, options to purchase 5,066,667 shares of common stock exercisable between $0.04 and $0.20 per share were included in the computation of diluted net income per share. For the six months ended June 30, 2014, options to purchase 5,466,667 shares of common stock exercisable between $0.04 and $0.26 per share were included in the computation of diluted net income per share. Options to purchase 1,038,600 and 638,600 shares of common stock exercisable between $0.26 and $5.23 per share were outstanding but were not included in the computation of diluted net income per share because they would have an antidilutive effect on the net income per share.

Note 5.     Accounts Receivable

Accounts receivable are included on the consolidated balance sheets net of the allowance for doubtful accounts. The allowance for doubtful accounts at June 30, 2015 and December 31, 2014 was $34,117 and $50,563, respectively.

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

Inventories consist of the following:

	June 30,	December 31,
	2015	2014

Finished goods	$585,538	$705,368
Less: Reserves	(65,877)	(199,096)
Total inventories	$519,661	$506,272

Note 7.     Bank Credit Facilities

On December 31, 2013, the Company entered into a Commercial Credit Agreement (the “Credit Agreement”) with MUFG Union Bank, N.A. (formerly Union Bank, N.A., “Union Bank”). The Credit Agreement provides for a 24 month revolving loan commitment and a 36 month term loan. The revolving loan commitment includes available borrowings of up to $3,500,000 (the “Revolving Credit Loan”), consisting of revolving loans and a sublimit of letters of credit not to exceed a maximum aggregate principal amount of $1,000,000. Borrowings under the Revolving Credit Loan initially carried interest at a per annum rate of two and one-half percent (2.50%) in excess of a reference rate (“Reference Rate”), which is an index rate determined by Union Bank from time to time as a means of pricing certain extensions of credit. The Reference Rate was 3.25% as of June 30, 2015 and December 31, 2014.

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

On March 3, 2015, the Company signed an amendment to the Credit Agreement with Union Bank, changing various contractual terms as follows: the Fixed Charge Coverage Ratio requirement was reduced for the periods ended March 31, 2015 to 0.70:1.00 and for June 30, 2015 to 1.00:1.00; the minimum EBITDA requirement for the 12-month period ended as of the last day of each of these quarters during 2015 was reduced from $2,750,000 to $1,750,000; the requirement of no incurrence of a net loss after taxes for more than two consecutive fiscal quarters was changed to be effective January 1, 2015; net principal repayments totaling $600,000 in 2015 were added to the Term Loan Payable scheduled payments ($400,000 were paid during the second quarter of 2015 and the remaining $200,000 were paid subsequent to June 30, 2015, on July 1, 2015), and excluded from the Fixed Charge Coverage Ratio calculation; the interest rate on the Term Loan Payable and Revolving Credit Loan was increased by 1% effective March 1, 2015; and the Company paid a loan modification fee of $50,000, half of which was paid on March 31, 2015 and the other half was paid on June 30, 2015. Additional legal fees were charged by Union Bank during the first quarter of 2015 in the amount of $6,915. The remaining principal of the Term Loan Payable was also re-amortized to be paid in the remaining 18 monthly installments of $84,722 each. As a result of this amendment, the Company anticipated that it would meet the required financial covenants in the following year.

The Company did not satisfy the minimum EBITDA requirement for the 12-month period ended June 30, 2015, due primarily to a $705,000 one-time accrual for severance payments to Lonnie D. Schnell, the Company’s former CEO and board member, that was recognized upon separation during the three months ended June 30, 2015. Subsequent to June 30, 2015, on August 4, 2015, the Company obtained a waiver from Union Bank of this non-compliance. The Company paid Union Bank a waiver fee of $25,000 as a condition to the waiver.

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

The Company had outstanding borrowings as of June 30, 2015 and December 31, 2014 of $3,925,000 and $4,333,334, respectively, under the Credit Facilities, of which $2,200,000 and $1,500,000, respectively, relates to obligations under the Revolving Credit Loan and the remainder relates to the Term Loan Payable. During the three and six months ended June 30, 2015, the Company obtained advances under the Revolving Credit Loan of $500,000 and $700,000, respectively resulting in a net increase in the outstanding borrowings to $2,200,000 at June 30, 2015.  Approximately $671,000 remained in available borrowings under the Revolving Credit Loan as of June 30, 2015.

Subsequent to June 30, 2015, on August 10, 2015, the Company signed an amendment to the Credit Agreement with Union Bank, which provided for the elimination of financial covenants for the remaining term of the Credit Agreement, permitted the Company to incur $3,000,000 of subordinated indebtedness, and required the repayment of the outstanding Term Loan Payable in the principal amount of $1,440,278 plus accrued and unpaid interest by August 31, 2015. On August 11, 2015, the Company received an advance from Princess Investment under the Loan Agreement in the amount of $1,500,000, of which $1,440,278 was used to pay off the Term Loan Payable to Union Bank on August 12, 2015. As a result, approximately $932,000 were reclassified from current portion of term loan payable to term loan payable, net of current portion, as reflected on the Company’s Balance Sheets as of June 30, 2015. See Subsequent events Note 13.

Interest expense, net, included on the Company’s Consolidated Statements of Operations and Comprehensive Income is comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revolving credit loan	$35,663	$14,534	$60,702	$30,746
Term loan payable	38,038	68,400	81,023	141,088
Amortization of deferred financing cost	31,544	22,570	57,914	45,139
Total Credit Facilities related interest expense	105,245	105,504	199,639	216,973
Other interest expense, net	897	4,110	922	3,912
Interest expense , net	$106,142	$109,614	$200,561	$220,885

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

Authorized Common Stock and Preferred Stock

On November 8, 2013, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized to be issued from 100,000,000 to 300,000,000. At the Company’s 2015 Annual Meeting of Stockholders, the stockholders approved an amendment to the Company’s Certificate of Incorporation to allow for a reverse split of the Company’s outstanding shares of common stock any time prior to the 2016 Annual Meeting authorizing the Board of Directors, when and if the Board of Directors determined that such action is appropriate.

The Company’s Certificate of Incorporation presently authorizes the issuance of 3,000,000 shares of Preferred Stock, having a par value of $0.001 per share. No shares of Preferred Stock were outstanding at June 30, 2015 or December 31, 2014.

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

During the three and six months ended June 30, 2015, 300,000 and 400,000 options, respectively were granted. During the three and six months ended June 30, 2014, 400,000 options were granted.

During the six months ended June 30, 2014, options were exercised to acquire 186,458 shares of common stock under the 2007 and 2008 Stock Incentive Plans, and 148,820 shares were retained by the Company in payment of the exercise price of $0.18 weighted average per share and the tax associated with the exercise of the options. At the time of exercise, the intrinsic value of the options exercised was $0.27 per share, and the retained shares had a value of $40,181. During the six months ended June 30, 2014, options were also exercised to acquire 277,084 shares of common stock under the 2008 Stock Incentive Plan. Cash received upon exercise was $29,709 at a weighted average of $0.11 per share. At the time of exercise, the intrinsic value of the options exercised was $0.23 per share. No options were exercised during the three months ended June 30, 2014, and the three and six months ended June 30, 2015.

As of June 30, 2015, the Company had $436,156 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the remaining weighted average period of 3.19 years. As of June 30, 2014, unamortized stock-based compensation expense related to options issued to employees and directors was $136,172, which was to be recognized over the weighted average period of approximately 3.07 years.

The following table summarizes the activity in the Company’s share based compensation plans during the six months ended June 30, 2015.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - January 1, 2015	9,747,767	$0.20
Granted	100,000	$0.19
Exercised	-	$-
Cancelled	(175,000)	$0.93
Options outstanding - March 31, 2015	9,672,767	$0.19
Granted	300,000	$0.16
Exercised	-	$-
Cancelled	(1,657,500)	$0.21
Options outstanding - June 30, 2015	8,315,267	$0.19

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

There were no outstanding RSUs and no unamortized stock-based compensation expense related to RSUs as of June 30, 2015 and December 31, 2014.

Note 10.      Income taxes

Provision for income taxes, net, for the three and six months ended June 30, 2015 was $218,192 and $137,177, respectively. Provision for income taxes, net, for the three and six months ended June 30, 2014 was $557,475 and $571,134, respectively.

Current income taxes receivable were associated with foreign and domestic prepayments net of income tax payable, and totaled $65,627 and $66,270 as of June 30, 2015 and December 31, 2014, respectively.

Current income taxes payable were principally associated with foreign withholdings, funds transfers, and income tax payable from the Company’s Asia operations. Current income taxes payable as of June 30, 2015 and December 31, 2014 totaled $200,212 and $78,455, respectively, and were included in accrued expenses.

Deferred income tax assets, net, totaled $6,130,725 and $6,120,838 as of June 30, 2015 and December 31, 2014, respectively, are included in long term deferred income tax assets, net, and in current deferred income tax assets, net.

Deferred income tax liabilities totaled $9,054 and $13,961 as of June 30, 2015 and December 31, 2014, respectively.

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

	Three Months ended June 30, 2015
	Talon	Talon	Talon	Talon
	Zipper	Trim	Tekfit	Consolidated
Net sales	$8,537,310	$6,631,077	$618,891	$15,787,278
Cost of goods sold	6,299,158	4,005,649	449,512	10,754,319
Gross profit	$2,238,152	$2,625,428	$169,379	5,032,959
Operating expenses				4,260,118
Income from operations				$772,841

	Three Months ended June 30, 2014
	Talon	Talon	Talon	Talon
	Zipper	Trim	Tekfit	Consolidated
Net sales	$8,617,171	$7,324,480	$$17,518	$15,959,169
Cost of goods sold	6,073,050	4,494,881	(14,222)	10,553,709
Gross profit	$2,544,121	$2,829,599	$$31,740	5,405,460
Operating expenses				3,923,896
Income from operations				$1,481,564

	Six Months ended June 30, 2015
	Talon	Talon	Talon	Talon
	Zipper	Trim	Tekfit	Consolidated
Net sales	$13,942,925	$11,616,816	$1,035,959	$26,595,700
Cost of goods sold	10,211,521	7,159,706	627,607	17,998,834
Gross profit	$3,731,404	$4,457,110	$408,352	8,596,866
Operating expenses				7,969,844
Income from operations				$627,022

	Six Months ended June 30, 2014
	Talon	Talon	Talon	Talon
	Zipper	Trim	Tekfit	Consolidated
Net sales	$14,409,206	$12,869,618	$23,463	$27,302,287
Cost of goods sold	10,166,473	7,970,042	25,356	18,161,871
Gross profit (loss)	$4,242,733	$4,899,576	$(1,893)	9,140,416
Operating expenses				7,516,657
Income from operations				$1,623,759

The Company distributes its products internationally and has reporting requirements based on geographic regions. Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment and intangibles) is attributed to countries based on the location of the assets, as follows:

Sales:	Three Months Ended June 30,		Six Months Ended June 30,
Country / Region	2015	2014	2015	2014
United States	$939,366	$1,218,508	$1,673,511	$2,397,635
China	4,702,275	6,045,572	7,494,658	9,019,491
Hong Kong	3,131,271	3,100,321	5,433,105	6,221,158
Bangladesh	1,408,343	551,508	2,477,397	1,107,523
Vietnam	1,206,436	561,535	1,647,848	1,110,195
India	823,474	749,824	1,432,592	1,264,969
Other	3,576,113	3,731,901	6,436,589	6,181,316
Total	$15,787,278	$15,959,169	$26,595,700	$27,302,287

	June 30,	December 31,
	2015	2014
Long-lived Assets:
United States	$4,814,780	$4,554,831
China	182,224	178,873
Hong Kong	115,597	150,966
Total	$5,112,601	$4,884,670

Note 13.      Subsequent Events

The Company evaluated subsequent events after the balance sheet date of June 30, 2015 through the date of the filing of this report.

On August 10, 2015, the Company entered into an amendment to the Credit Agreement with Union Bank, which provided for the elimination of financial covenants for the remaining term of the Credit Agreement, permitted the Company to incur $3,000,000 of subordinated indebtedness, and required the repayment by August 31, 2015 of the outstanding Term Loan Payable in the principal amount of $1,440,278 plus accrued and unpaid interest.

On August 10, 2015, the Company entered into a loan and reimbursement agreement (“Loan Agreement”) with Princess Investment Holdings, Inc. (“Princess Investment”), pursuant to which Princess Investment agreed to make available to the Company a loan of up to $3,000,000 (the “Subordinated Loan”). Advances under the Loan Agreement will accrue interest on the unpaid principal balance at an annual rate of 12.5%. Accrued interest on the Subordinated Loan is payable monthly beginning September 1, 2015, and the principal amount is payable in monthly installments beginning September 1, 2016 and continuing through the maturity date of August 10, 2018. The Loan Agreement requires payment of a $60,000 loan fee, which is required to be paid at maturity.

The payment and performance of all indebtedness and other obligations of the Company to Princess Investment, including all borrowings under the Loan Agreement, are guaranteed by the Company’s subsidiaries Talon Technologies, Inc. and Tag-It Pacific Limited pursuant to a Guaranty Agreement. The payment and performance of all indebtedness and other obligations of the Company to Princess Investment under the Loan Agreement and related agreements are secured by liens on substantially all of the assets of the Company and its subsidiary guarantors pursuant to the terms and conditions of a Pledge and Security Agreement executed by the Company and guarantors in favor of Princess Investment.

On August 11, 2015, the Company received an advance from Princess Investment under the Loan Agreement in the amount of $1,500,000, of which $1,440,278 was used to pay off the Term Loan Payable to Union Bank on August 12, 2015.  As a result, approximately $932,000 were reclassified from current portion of term loan payable to term loan payable, net of current portion, as reflected on the Company’s Balance Sheets as of June 30, 2015.

Pursuant to the Loan Agreement, the Company issued Princess Investment warrants to purchase 1,000,000 shares of the Company’s common stock. The warrants are exercisable over a five-year period and exercise price of $0.18 per share. The warrants did not require cash settlements.

As a result of the repayment of the Union Bank Term Loan Payable, the Company expects to record a loss on debt extinguishment in non-operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income for the period ending September 30, 2015. The complete impact of these transactions on the Company’s results of operations for the period ending September 30, 2015 is still being evaluated.

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

Results of Operations

The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.1	66.1	67.7	66.5
Gross profit	31.9	33.9	32.3	33.5
Sales and marketing expenses	10.4	10.7	12.3	11.4
General and administrative expenses	16.6	13.9	17.6	16.2
Interest expense, net	0.7	0.7	0.8	0.8
Provision for income taxes, net	1.4	3.5	0.5	2.1
Net income	2.8%	5.1%	1.1%	3.0%

Sales

For the three and six months ended June 30, 2015 and 2014, sales by geographic region based on the customer delivery locations as a percentage of sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2015	2014	2015	2014
United States	6.0%	7.6%	6.3%	8.8%
China	29.8	37.9	28.2	33.0
Hong Kong	19.8	19.4	20.4	22.8
Bangladesh	8.9	3.5	9.3	4.1
Vietnam	7.6	3.5	6.2	4.1
India	5.2	4.7	5.4	4.6
Other	22.7	23.4	24.2	22.6
	100.0%	100.0%	100.0%	100.0%

Sales for the three months ended June 30, 2015 were $15,787,000, reflecting a decline of $172,000 or 1.1% as compared to the same period in 2014. Our Talon Zipper products sales for the three months ended June 30, 2015 were $80,000 lower than the same period in 2014. Talon Zipper products sales for the three months ended June 30, 2015 decreased by $898,000 within our mass merchandising brand customers as compared to 2014, which was offset by an increase of $818,000 in sales to our specialty retail brands customers as compared to 2014. For the three months ended June 30, 2015, Talon Trim products sales declined by $693,000 compared to the same period in 2014. Substantially all of our Talon Trim products sales are to our specialty retail branded customers. For the three months ended June 30, 2015, the Talon Tekfit products sales increased by $601,000 compared to the same period in 2014, mainly due to new Talon Tekfit programs and customers.

Sales for the six months ended June 30, 2015 were $26,596,000, reflecting a decline of $707,000 or 2.6% as compared to the same period in 2014. Our Talon Zipper products sales for the six months ended June 30, 2015 were $466,000 lower than the same period in 2014. Talon Zipper products sales for the six months ended June 30, 2015 decreased by $1,553,000 within our mass merchandising brand customers as compared to 2014, which was offset by a $1,087,000 increase in sales to our specialty retail brands customers as compared to 2014. For the six months ended June 30, 2015, Talon Trim products sales declined by $1,253,000 compared to the same period in 2014. Substantially all of our Talon Trim products sales are to our specialty retail branded customers. For the six months ended June 30, 2015, the Talon Tekfit products sales increased by $1,012,000 compared to the same period in 2014, mainly due to new Talon Tekfit programs and customers.

Gross Profit

Gross profit for the three months ended June 30, 2015 was $5,033,000 (or 31.9% of sales), reflecting a reduction of $373,000 as compared to the same period in 2014. The reduction in gross profit for the three months ended June 30, 2015, as compared to the prior year, was principally attributable to lower overall sales volumes and higher freight, duty and manufacturing support costs, offset by improved product mix.

Gross profit for the six months ended June 30, 2015 was $8,597,000 (or 32.3% of sales), reflecting a reduction of $544,000 as compared to the same period in 2014. The reduction in gross profit for the six months ended June 30, 2015, as compared to prior year, was principally attributable to lower overall sales volumes and higher freight, duty and manufacturing support costs, offset by improved product mix.

A recap of the change in gross profit for the three and six months ended June 30, 2015, as compared to the same period in 2014, is as follows:

	Three Months Ended June 30, 2015 as compared to the same period in 2014		Six Months Ended June 30, 2015 as compared to the same period in 2014
	$(1)	%(1)	$(1)	%(1)
Gross profit changes as a result of:
Lower sales volumes	(129,000)	(2.4)	(265,000)	(2.9)
Change in mix of products	159,000	2.9	148,000	1.6
Higher freight and duty costs	(187,000)	(3.5)	(139,000)	(1.5)
Higher manufacturing overhead costs	(216,000)	(3.9)	(288,000)	(3.1)
Gross profit change	(373,0000)	(6.9)	(544,000)	(5.9)

(1)	Represents the amount or percentage, as applicable, of change in each item in the three and six months ended June 30, 2015 period as compared to the same period in 2014.

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2015 totaled $1,642,000, a decrease of $60,000 as compared to the same period in 2014, mainly due to $106,000 reduced marketing expense and new product development costs, offset by $32,000 increased facilities and related expenses, and $32,000 increased travel and entertainment expenses.

Sales and marketing expenses for the six months ended June 30, 2015 totaled $3,284,000, an increase of $166,000 as compared to the same period in 2014, mainly due to $80,000 increased compensation costs, $80,000 increased facilities and related expenses costs, $86,000 increased travel, communications and related expenses, offset by $73,000 reduced marketing expense and new product development costs.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2015 totaled $2,618,000 or 16.6% as a percentage of sales, as compared to general and administrative expenses in the prior year of $2,222,000 or 13.9% percentage of sales. General and administrative expenses were higher by $397,000 during the three months ended June 30, 2015, as compared to the same period in 2014, mainly due to a $705,000 one-time accrual for severance payments to our former CEO and board member, recognized upon separation during the three months ended June 30, 2015, offset by $368,000 lower compensation costs.

General and administrative expenses for the six months ended June 30, 2015 totaled $4,686,000 or 17.6% as a percentage of sales, as compared to general and administrative expenses in the prior year of $4,399,000 or 16.1% as a percentage of sales. General and administrative expenses were higher by $287,000 during the six months ended June 30, 2015, as compared to the same period in 2014, mainly due to a $705,000 one-time accrual for severance payments to our former CEO and board member, recognized upon separation during the three months ended June 30, 2015, offset by $385,000 lower other compensation costs.

Interest expense and interest income

Interest expense for the three and six months ended June 30, 2015 and 2014 included borrowings under our Credit Facilities and the related amortization of deferred financing costs (See Note 7 to the accompanying Notes to Consolidated Financial Statements). A brief summary of interest expense and interest income is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization of deferred financing costs	$32,000	$23,000	$58,000	$45,000
Interest expense under Credit Facilities	74,000	83,000	142,000	172,000
Other interest expense	1,000	5,000	2,000	5,000
Interest expense	107,000	111,000	202,000	222,000
Interest income	(1,000)	(1,000)	(1,000)	(1,000)
Interest expense, net	$106,000	$110,000	$201,000	$221,000

Income taxes

Provision for income taxes, net, for the three and six months ended June 30, 2015, was $218,000 and $137,000, respectively.

Provision for income taxes, net, for the three and six months ended June 30, 2014, was $557,000 and $571,000, respectively.

Liquidity and Capital Resources

The following table summarizes selected financial data at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014

Cash and cash equivalents	$3,292,000	$2,603,000
Total assets	$21,709,000	$18,102,000
Current liabilities	$14,492,000	$11,912,000
Long term liabilities	$1,737,000	$1,057,000
Stockholders’ equity	$5,480,000	$5,134,000

We believe that our remaining cash and cash equivalents and our anticipated cash flows from our operating activities will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months. In addition, as of June 30, 2015, we had additional borrowing availability of $671,000 under our revolving credit line.

Cash and cash equivalents

Cash and cash equivalents increased by $689,000 at June 30, 2015, as compared to December 31, 2014, principally due to $1,277,000 in cash provided by operating activities and $700,000 in revolving credit facility borrowings (“Revolving Credit Loan”), offset by $1,108,000 in term loan payments, $57,000 in payments of financing costs associated with credit facilities and $124,000 in payments for the acquisition of property and equipment and intellectual property rights.

Cash provided by operating activities is our primary recurring source of funds, and reflects net income from operations excluding non-cash charges, changes in operating capital and the impact of seasonality. During the six months ended June 30, 2015 and 2014, net cash provided by operating activities was $1,277,000 and $1,787,000, respectively.

The net cash provided by operating activities during the six months ended June 30, 2015 and 2014 resulted principally from:

	Six Months Ended June 30,
	2015	2014
Net income before non-cash expenses	$510,000	$1,391,000
Inventory reductions (increases)	(25,000)	131,000
Accounts receivable increases	(2,425,000)	(193,000)
Accounts payable and accrued expenses increases	3,384,000	440,000
Other increases (reductions) in operating capital	(167,000)	18,000
Net cash provided by operating activities	$1,277,000	$1,787,000

Net cash used in investing activities for the six months ended June 30, 2015 and 2014 was $124,000 and $144,000, respectively, associated mainly with the acquisition of property and equipment, and for the six months ended June 30, 2015 included $20,000 in the acquisition of intellectual property rights.

Net cash used in financing activities for the six months ended June 30, 2015 and 2014 was $467,000 and $947,000, respectively. In 2015 this reflects $1,108,000 in term loan payments, $57,000 in payments of financing costs associated with credit facilities and $2,000 in repayment of borrowings under capital leases, offset by $700,000 in Revolving Credit Loan borrowings under our Credit Facilities, and in 2014, this reflects $833,000, in term loan payments, offset by $500,000 Revolving Credit Loan borrowings under our Credit Facilities, net of $500,000 in repayments, $144,000 in payments related to taxes associated with the exercise of stock options and RSU settlements, partially offset by $30,000 in proceeds from the exercise of stock options.

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

As of June 30, 2015 and December 31, 2014, we had outstanding borrowings of $3,925,000 and $4,333,000, respectively under our Credit Facilities, of which $2,200,000 and $1,500,000, respectively relates to obligations under Revolving Credit Loan and the remainder relates to the Term Loan Payable. As of June 30, 2015, we had $671,000 in available borrowings.

The Credit Agreement, as amended through June 30, 2015, contains representations and warranties, affirmative, negative and financial covenants, and events of default, applicable to the parent company and its subsidiaries, which are customary for credit facilities of this type, including maintaining a specified Fixed Charge Coverage Ratio between Adjusted EBITDA and future principal and interest payments as of the close of each fiscal quarter; a minimum EBITDA as of the close of each quarter for the 12-month period ended as of the last day of the quarter; and no incurrence of a net loss after taxes for more than two consecutive fiscal quarters commencing January 1, 2015. We did not satisfy the minimum Fixed Charge Coverage Ratio requirement and the minimum EBITDA requirement for the 12-month periods ended September 30, 2014 and December 31, 2014, and in connection therewith obtained waivers of non-compliance from Union Bank for these periods. In exchange for the waivers, we paid fees in the amount of $10,000 and a prepayment in the amount of $500,000 was applied to the principal of the Term Loan Payable as of December 31, 2014, and other certain provisions of the Credit Agreement were amended. During the three and six months ended June 30, 2015, we made draws against our Revolving Credit Loan borrowings of $500,000 and $700,000, respectively, resulting in an increase in the outstanding borrowings during the year to $2,200,000 at June 30, 2015. On March 3, 2015, we further amended the Credit Agreement with Union Bank and agreed to modify the financial covenants to make certain prepayments to the Term Loan Payable excluded from the Fixed Charge Coverage Ratio calculation, and to re-amortize the Term Loan Payable payments. The additional principal repayments agreed to in the Amendment total $600,000, of which $400,000 were paid during the second quarter of 2015 and the remaining $200,000 subsequent to June 30, 2015, on July 1, 2015. In connection with the Amendment we paid to Union Bank a loan modification fee of $50,000, half of which was paid on March 31, 2015 and the other half was paid on June 30, 2015. Additional legal fees were charged by Union Bank during the first quarter of 2015 in the amount of $7,000. As a result of this amendment, we anticipated that we would meet all the required covenants during the following year.

We did not satisfy the minimum EBITDA requirement for the 12-month period ended June 30, 2015, due primarily to a $705,000 one-time accrual for severance payments to our former CEO and board member, that was recognized upon separation during the three months ended June 30, 2015. Subsequent to June 30, 2015, on August 4, 2015, we obtained a waiver from Union Bank of this non-compliance. We paid Union Bank a waiver fee of $25,000 as a condition to the waiver.

On August 10, 2015 we entered into an amendment to the Credit Agreement with Union Bank, changing various contractual terms and which removed the financial covenants contained in the Credit Agreement and permitted the Borrower to incur subordinated indebtedness to Princess Investment Holdings Inc. (“Princess Investment”), a Delaware corporation (which is a related company of Kutula Holdings, a major stockholder and related party to our Company), not exceeding $3,000,000 in aggregate principal amount at any time outstanding; provided, however, that such indebtedness must be subject to a subordination agreement in favor of the Bank and in form and substance satisfactory thereto. In addition, the Term Loan Payable of $1,440,000 was required to be prepaid in full, as well as all accrued and unpaid interest thereon through the date of prepayment. On August 11, 2015, we received from Princess Investment an advance in the amount of $1,500,000 to pay off the Term Loan Payable to Union Bank. See Note 7 and Note 13 in the accompanying Notes to Consolidated Financial Statements.

We have financed purchases of furniture and fixtures through various capital lease obligations. Our equipment obligations as of June 30, 2015 are $95,000 and bear interest at rates of 8.0% per annum. Under these obligations, we are required to make monthly payments of principal and interest through May 2019.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at June 30, 2015:

	Payments Due by Period ($)
		Less than	1-3	4-5
Contractual Obligations	Total	1 Year	Years	Years
Revolving credit loan	$2,200,000	$2,200,000	$-	$-
Term loan payable	1,811,000	294,000	1,517,000	--
Operating leases	1,890,000	676,000	1,139,000	75,000
Capital leases	109,000	28,000	81,000	-
Total Obligations	$6,010,000	$3,198,000	$2,737,000	$75,000

At June 30, 2015 and December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we do not have any of the risks associated with financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

During the three and six months ended June 30, 2015, there were no transactions to which we were or will be a party, and in which any director, executive officer, or stockholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

●	The allowances for doubtful accounts receivable and the bad debt recoveries, net as at and for the three and six months ended June 30, 2015 and 2014, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Allowance for doubtful accounts receivable	$34,000	$28,000	$34,000	$28,000

Bad debt recoveries, net	$(10,000)	$(19,000)	$(15,000)	$(9,000)

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5.     Other Information.

On August 10, 2015, we entered into an amendment to the Credit Agreement with Union Bank, which provided for the elimination of financial covenants for the remaining term of the Credit Agreement, permitted us to incur $3,000,000 of subordinated indebtedness, and required the repayment by August 31, 2015 of the outstanding Term Loan Payable in the principal amount of $1,440,278 plus accrued and unpaid interest.

On August 10, 2015, we entered into a Loan and Reimbursement Agreement (“Loan Agreement”) with Princess Investment Holdings, Inc. (“Princess Investment”), pursuant to which Princess Investment agreed to make available to us a loan of up to $3,000,000 (the “Subordinated Loan”). Princess Investment may be deemed an affiliate of Kutula Holdings, Ltd., a significant stockholder of our company which also has the contractual right to designate a director to our Board of Directors. Advances under the Loan Agreement will accrue interest on the unpaid principal balance at an annual rate of 12.5%. Accrued interest on the Subordinated Loan is payable monthly commencing on September 1, 2015, and the principal amount is payable in monthly installments beginning September 1, 2016 and continuing through the maturity date of August 10, 2018. The Loan Agreement requires payment of a $60,000 loan fee, which is required to be paid at maturity.

The payment and performance of all our indebtedness and other obligations to Princess Investment, including all borrowings under the Loan Agreement, are guaranteed by the Company’s subsidiaries Talon Technologies, Inc. and Tag-It Pacific Limited pursuant to a Guaranty Agreement. The payment and performance of all of our indebtedness and other obligations to Princess Investment under the Loan Agreement and related agreements are secured by liens on substantially all of the assets of the Company and its subsidiary guarantors pursuant to the terms and conditions of a Pledge and Security Agreement executed by the Company and guarantors in favor of Princess Investment.

On August 11, 2015, we received an advance from Princess Investment under the Loan Agreement in the amount of $1,500,000, of which $1,440,000 was used to pay off the Term Loan Payable to Union Bank on August 12, 2015.

Pursuant to the Loan Agreement, we issued Princess Investment warrants to purchase 1,000,000 shares of the Company’s common stock. The warrants are exercisable over a five-year period and exercisable at $0.18 per share. The warrants did not require cash settlements.

The foregoing summaries of the Loan Agreement, the Pledge and Security Agreement, the Guaranty Agreement, the Intercreditor Agreement, the Subordination Agreement and the Warrant Agreement do not purport to be complete and are qualified in their entirety by references to the full text of such agreements, which are attached hereto as Exhibits 10.24, 10.24.2, 10.24.3, 10.24.4, 10.24.5 and 10.24.6, respectively.

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings

We currently have pending various claims and complaints that arise in the ordinary course of our business. We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on our consolidated financial condition if adversely determined against us.

Item 1A.     Risk Factors

Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. No material change to such risk factors has occurred during the six months ended June 30, 2015.

Item 6.        Exhibits

Exhibit No.	Description
10.18.7	Seventh Amendment, dated August 10, 2015, to the Commercial Credit Agreement dated December 31, 2013 between the Registrant and MUFG Union Bank, N.A. (formerly Union Bank, N.A.)..

10.24	Loan and Reimbursement Agreement dated August 10, 2015, between the Registrant and Princess Investment Holdings Inc.

10.24.2	Pledge and Security Agreement dated August 10, 2015, between the Registrant and Princess Investment Holdings Inc.

10.24.3	Guaranty Agreement dated August 10, 2015, between the Registrant and Princess Investment Holdings Inc.

10.24.4	Intercreditor Agreement dated August 10, 2015, between the Registrant, Princess Investment Holdings Inc. and MUFG Union Bank, N.A.

10.24.5	Subordination Agreement dated August 10, 2015, between the Registrant and Princess Investment Holdings Inc. and MUFG Union Bank, N.A.

10.24.6	Warrant Agreement dated August 10, 2015, between the Registrant and Princess Investment Holdings Inc.

10.25.1	Lease, Unit 101 & 108, dated May 21, 2015, between Tag-It Pacific Limited (HK Operations) and The Sunbeam Manufacturing Company Limited.

10.25.2	Lease, Unit 1316, dated May 21, 2015, between Tag-It Pacific Limited (HK Operations) and The Sunbeam Manufacturing Company Limited.

10.26	Lease, Unit 1601-08, dated August 10, 2015, between Talon Zipper (Shenzhen) Co. Ltd. (Chinese Operations) and Chen Zhen Guang.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

+	Indicates a management contract or compensatory plan.
*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purpose of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2015	/s/ Larry Dyne

Larry Dyne
Chief Executive Officer
(Principal Executive Officer)

/s/ Nancy Agger-Nielsen

Nancy Agger-Nielsen
Chief Financial Officer
(Principal Accounting Officer and Principal Financial
Officer)