Form 10-Q
period 2015-09-30
TALON INTERNATIONAL, INC.
filed 2015-11-12
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer (do not check if smaller reporting company) [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At November 11, 2015, the issuer had 92,267,831 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,565,626	$2,603,138
Accounts receivable, net	3,449,269	3,019,749
Inventories, net	563,728	506,272
Current deferred income tax assets, net	894,282	746,370
Prepaid expenses and other current assets	581,563	551,775
Total current assets	8,054,468	7,427,304

Property and equipment, net	747,420	584,586
Intangible assets, net	4,313,169	4,300,084
Deferred income tax assets, net	5,248,912	5,374,468
Other assets	415,717	416,035
Total assets	$18,779,686	$18,102,477

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,275,647	$6,191,954
Accrued severance payments	704,588	-
Other accrued expenses	2,473,231	2,403,563
Revolving credit loan	1,600,000	1,500,000
Current portion of revolving term loan from related party	83,333	-
Current portion of term loan payable	-	1,816,667
Current portion of capital lease obligations	21,509	-
Total current liabilities	11,158,308	11,912,184

Revolving term loan from related party, net of discounts and current portion	1,805,218	-
Term loan payable, net of current portion	-	1,016,667
Capital lease obligations, net of current portion	66,433	-
Deferred income tax liabilities	7,318	13,961
Other liabilities	207,080	26,077
Total liabilities	13,244,357	12,968,889

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Common Stock, $0.001 par value, 300,000,000 shares authorized; 92,267,831 shares issued and outstanding at September 30, 2015 and December 31, 2014	92,268	92,268
Additional paid-in capital	64,387,694	64,175,254
Accumulated deficit	(59,051,178)	(59,250,109)
Accumulated other comprehensive income	106,545	116,175
Total stockholders’ equity	5,535,329	5,133,588
Total liabilities and stockholders’ equity	$18,779,686	$18,102,477

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$9,992,091	$11,749,970	$36,587,791	$39,052,257
Cost of goods sold	6,618,550	8,031,238	24,617,384	26,193,109
Gross profit	3,373,541	3,718,732	11,970,407	12,859,148
Sales and marketing expenses	1,494,693	1,636,759	4,778,754	4,754,723
General and administrative expenses	1,715,617	1,766,851	6,401,400	6,165,544
Total operating expenses	3,210,310	3,403,610	11,180,154	10,920,267

Income from operations	163,231	315,122	790,253	1,938,881
Interest expense, net	127,966	96,871	328,527	317,756
Loss on extinguishment of debt	134,049	-	134,049	-
Income (loss) before provision for income taxes	(98,784)	218,251	327,677	1,621,125
Provision for (benefit from) income taxes, net	(8,431)	161,165	128,746	732,299
Net income (loss)	$(90,353)	$57,086	$198,931	$888,826

Basic and diluted net income (loss) per share	$(0.00)	$0.00	$0.00	$0.01

Weighted average number of common shares outstanding - Basic	92,267,831	92,267,831	92,267,831	92,115,167

Weighted average number of common shares outstanding - Diluted	92,267,831	94,431,171	93,519,892	94,411,036

Net income (loss)	$(90,353)	$57,086	$198,931	$888,826
Other comprehensive income (loss) from foreign currency translation	(10,220)	(1,141)	(9,630)	716
Total comprehensive income (loss)	$(100,573)	$55,945	$189,301	$889,542

 See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$198,931	$888,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,309	207,195
Loss on extinguishment of debt	134,049	-
Loss (gain) on disposal of property and equipment	281	(2,130)
Amortization of deferred financing cost and debt discounts	109,117	67,708
Stock based compensation	92,808	181,410
Deferred income taxes (benefits), net	(29,590)	321,867
Bad debt recoveries, net	(7,370)	(4,720)
Inventory valuation provisions, net	10,882	9,436
Changes in operating assets and liabilities:
Accounts receivable	(446,813)	42,178
Inventories	(69,326)	215,452
Prepaid expenses and other current assets	(32,923)	(4,592)
Other assets.	(97,293)	(16,727)
Accounts payable and accrued expenses	943,966	(541,082)
Other liabilities	47,670	(9,377)
Net cash provided by operating activities	1,043,698	1,355,444

Cash flows from investing activities:
Proceeds from sale of equipment	350	2,783
Acquisitions of property and equipment	(121,393)	(148,989)
Acquisitions of intangibles	(22,898)	(40,037)
Net cash used in investing activities	(143,941)	(186,243)

Cash flows from financing activities:
Revolving term loan from related party borrowings	2,000,000	-
Payments of term loan payable	(2,833,334)	(1,250,000)
Revolving credit loan borrowings	700,000	500,000
Payment of revolving credit loan	(600,000)	(500,000)
Payment of financing costs associated with credit facilities	(138,715)	-
Payment of capital leases	(6,799)	-
Payments related to taxes on the exercise of stock options and settlement of RSUs	-	(143,537)
Proceeds from exercise of stock options	-	29,709
Net cash used in financing activities	(878,848)	(1,363,828)

Net effect of foreign currency exchange translation on cash	(58,421)	(4,377)
Net decrease in cash and cash equivalents	(37,512)	(199,004)
Cash and cash equivalents at beginning of period	2,603,138	3,779,508
Cash and cash equivalents at end of period	$2,565,626	$3,580,504

See accompanying notes to consolidated financial statements.

 TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Supplemental disclosures of cash flow information:
	Nine Months Ended September 30,
	2015	2014
Cash received (paid) during the period for:
Interest paid	$(203,919)	$(253,124)
Interest received	$1,998	$2,867
Income tax paid (refunded), net (principally foreign)	$9,858	$(70,316)
Non-cash financing activities:
Warrants issued to related party	$119,632	$-
Lease incentives	$133,333	$-
Capital lease obligation	$94,741	$-
Non-cash exercise of stock options and settlement of RSUs in common stock	$-	$649
Effect of foreign currency translation on net assets	$(9,630)	$716

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

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectibility of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified. Bad debt expense (recoveries), net for the three and nine months ended September 30, 2015 were $7,487 and $(7,370), respectively. Bad debt expense (recoveries), net for the three and nine months ended September 30, 2014 were $4,374 and $(4,720), respectively.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses, revolving credit loan, revolving term loan from related party, net of discounts, term loan payable, capital lease obligations and other liabilities. The book value of the financial instruments is representative of their fair values. In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At September 30, 2015 and December 31, 2014, cash equivalents consisted of money market funds measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $791,000 and $1,018,000, respectively.

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

The Company applies Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other - Testing Indefinite-lived Intangible Assets for Impairment” to determine whether an impairment is required.  The guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not that an impairment exists, then the company is required to estimate the fair value of the indefinite-lived intangible assets and perform a quantitative impairment test in accordance with ASC 350-30. The Company completed the required assessment as of September 30, 2015 and December 31, 2014, and noted no impairment.

From time to time the Company makes investments in product and technical opportunities that are complimentary to or enhancements to its apparel accessories business.  During the three and nine months ended September 30, 2015, the Company invested $2,460 and $22,898, respectively in the acquisition of intellectual property rights complimentary to the Company’s Talon Zipper products. During the three and nine months ended September 30, 2014, the Company invested $37,737 and $40,037, respectively in the acquisition of intellectual property rights complimentary to the Company’s Talon Zipper products.. As of September 30, 2015 and December 31, 2014 the Company had accumulated investments of $68,955 and $46,057, respectively, for intellectual property rights complimentary to the Company’s Talon Zipper products, which were not yet in service.

Intangible assets as of September 30, 2015 and December 31, 2014 are as follows:

	September 30,	December 31,
	2015	2014

Tradename - Talon trademark	$4,110,751	$4,110,751

Intellectual property rights	247,677	224,779
Less: Accumulated amortization (10 to 17 years)	(45,259)	(35,446)
Intellectual property rights, net	202,418	189,333

Intangible assets, net	$4,313,169	$4,300,084

Amortization expense for intangible assets was $3,271 and $9,813, respectively for the three and nine months ended September 30, 2015 and 2014.

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

Interest Expense, net – Interest expense reflects the cost of borrowings, amortization of deferred financing costs and amortization of debt discounts. Interest expense for the three and nine months ended September 30, 2015 totaled $128,988 and $330,525, respectively. Interest expense for the three and nine months ended September 30, 2014 totaled $98,402 and $320,623, respectively. Interest income consists of earnings from cash held in interest bearing accounts. Interest income for the three and nine months ended September 30, 2015 totaled $1,022 and $1,998, respectively. Interest income for the three and nine months ended September 30, 2014 totaled $1,531 and $2,867, respectively.

Foreign Currency Translation

The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for the Company’s subsidiaries in China and India. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. Included in accumulated other comprehensive income was a cumulative foreign currency translation gain of $106,545 and $116,175 as of September 30, 2015 and December 31, 2014, respectively.

Comprehensive Income (loss)

Comprehensive income (loss) consists of net income (loss) and unrealized income (loss) on foreign currency translation adjustments. The foreign currency translation adjustment represents the net currency translation gains and losses related to our China and India subsidiaries, which have not been reflected in the net income for the periods presented.

The Company reports comprehensive income (loss) in accordance with Topic 220 “Comprehensive Income”, and uses the option provided under ASU 2011-05 “Presentation of Comprehensive Income” to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement.

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

Note 3.     New Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, to reduce the complexity in accounting for inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value, replacing the market value approach that required floor and ceiling considerations.  This guidance for public entities is effective for fiscal years beginning after December 15, 2016, with early adoption permitted.  We are in the process of evaluating the adoption of this ASU, but do not expect this to have a material effect on our financial position, results of operations or cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The effective date for the ASU 2014-09 is deferred by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” to annual reporting periods beginning after December 15, 2018. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new standard will replace most existing revenue recognition guidance in U.S. GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. The Company does not expect that the adoption of this pronouncement will have a material impact on its Consolidated Financial Statements.

Note 4. Net Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Net income (loss)	Shares	Per Share Amount
Three months ended September 30, 2015:
Basic net loss -
Net loss	$(90,353)	92,267,831	$(0.00)
Effect of Dilutive Securities -
Options and warrants	-	-	-
Diluted net loss	$(90,353)	92,267,831	$(0.00)

Three months ended September 30, 2014:
Basic net income -
Net income	$57,086	92,267,831	$0.00
Effect of Dilutive Securities -
Options	-	2,163,340	0.00
Diluted net income	$57,086	94,431,171	$0.00

	Net income	Shares	Per Share Amount
Nine months ended September 30, 2015:
Basic net income -
Net income	$198,931	92,267,831	$0.00
Effect of Dilutive Securities -
Options and warrants	-	1,252,061	0.00
Diluted net income	$198,931	93,519,892	$0.00

Nine months ended September 30, 2014:
Basic net income -
Net income	$888,826	92,115,167	$0.01
Effect of Dilutive Securities -
Options	-	2,295,869	0.00
Diluted net income	$888,826	94,411,036	$0.01

For the three months ended September 30, 2015, options to purchase 8,485,287 shares of common stock exercisable between $0.04 and $1.33 per share and warrants to purchase 1,000,000 shares of common stock exercisable at $0.18 per share, were outstanding but were not included in the computation of diluted net loss per share because they would have an antidilutive effect on the net loss per share.

For the nine months ended September 30, 2015, options to purchase 2,691,667 shares of common stock exercisable between $0.04 and $0.11 per share were included in the computation of diluted net income per share, while options to purchase 5,793,600 shares of common stock exercisable between $0.11 and $1.33 per share and warrants to purchase 1,000,000 shares of common stock exercisable at $0.18 per share, were outstanding but were not included in the computation of diluted net income per share because they would have an antidilutive effect on the net income per share.

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

Note 5.     Accounts Receivable

Accounts receivable are included on the consolidated balance sheets net of the allowance for doubtful accounts. The allowance for doubtful accounts at September 30, 2015 and December 31, 2014 was $39,981 and $50,563, respectively.

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

Inventories consist of the following:

	September 30,	December 31,
	2015	2014

Finished goods	$628,850	$705,368
Less: Reserves	(65,122)	(199,096)
Total inventories	$563,728	$506,272

Note 7.     Credit Facilities and Related Party Transactions

Union Bank Credit Facilities

On December 31, 2013, the Company entered into a Commercial Credit Agreement (the “Credit Agreement”) with MUFG Union Bank, N.A. (formerly Union Bank, N.A., “Union Bank”). The Credit Agreement initially provided for a 24 month revolving loan commitment and a 36 month term loan. While the revolving loan commitment with Union Bank remains available through December 31, 2015, the term loan was extinguished during the quarter ended September 30, 2015 using proceeds from related party borrowings (See Revolving Term Loan from related party).

The revolving loan commitment includes available borrowings of up to $3,500,000 (the “Revolving Credit Loan”), consisting of revolving loans and a sublimit of letters of credit not to exceed a maximum aggregate principal amount of $1,000,000. Borrowings under the Revolving Credit Loan initially carried interest at a per annum rate of two and one-half percent (2.50%) in excess of a reference rate (“Reference Rate”), which is an index rate determined by Union Bank from time to time as a means of pricing certain extensions of credit. The Reference Rate was 3.25% as of September 30, 2015 and December 31, 2014.

The Credit Agreement initially provided for a term loan in the amount of $5,000,000 (the “Term Loan Payable” and together with the Revolving Credit Loan, the “Union Bank Credit Facilities”). The Term Loan Payable was originally payable in 36 monthly payments of $138,889 beginning January 31, 2014 with interest payable at a per annum rate of two and three-quarters percent (2.75%) in excess of the Reference Rate. The Company paid $250,000 in financing costs associated with the Credit Agreement and used all of the proceeds of the Term Loan and $827,490 of the proceeds of the Revolving Credit Loan to repay in full at December 31, 2013, a promissory note entered into in July 2013 with CVC California, LLC in the principal amount of $5,800,000 plus accrued interest. The Credit Agreement contains representations and warranties, affirmative, negative and events of default, applicable to the Company and its subsidiaries which are customary for Union Bank Credit Facilities of this type. The Credit Agreement initially contained financial covenants applicable to the Company and its subsidiaries including maintaining a Fixed Charge Coverage Ratio between Adjusted EBITDA and principal and interest payments (as defined in the Credit Agreement) of not less than 1.25:1.00 as of the close of each fiscal quarter and an EBITDA (as defined in the Credit Agreement) of at least $2,750,000 as of the close of each fiscal quarter, for the 12-month period ended as of the last day of the quarter. The Company did not satisfy the previous minimum Fixed Charge Coverage Ratio requirement (1.25:1.00) and the previous minimum EBITDA requirement of $2,750,000 for the 12-month periods ended September 30, 2014 and December 31, 2014, and in connection therewith obtained waivers of such non-compliance from Union Bank for those periods. In exchange for the waivers, the Company paid Union Bank a waiver fee of $10,000, and at December 31, 2014 a prepayment in the amount of $500,000 was made and applied to the principal of the Term Loan Payable and certain provisions of the Credit Agreement were amended.

On March 3, 2015, the Credit Agreement was further amended to change various contractual terms as follows: the Fixed Charge Coverage Ratio requirement was reduced for the periods ended March 31, 2015 to 0.70:1.00 and for June 30, 2015 to 1.00:1.00; the minimum EBITDA requirement for the 12-month period ended as of the last day of each of these quarters during 2015 was reduced from $2,750,000 to $1,750,000; the requirement of no incurrence of a net loss after taxes for more than two consecutive fiscal quarters was changed to be effective January 1, 2015; net principal repayments totaling $600,000 in 2015 were added to the Term Loan Payable scheduled payments ($400,000 were paid during the second quarter of 2015 and the remaining $200,000 were paid during the third quarter of 2015), and excluded from the Fixed Charge Coverage Ratio calculation; the interest rate on the Term Loan Payable and Revolving Credit Loan was increased by 1% effective March 1, 2015; and the Company paid a loan modification fee of $50,000, half of which was paid on March 31, 2015 and the other half was paid on June 30, 2015. Additional legal fees were charged by Union Bank during the first quarter of 2015 in the amount of $6,915. The Company did not satisfy the minimum EBITDA requirement for the 12-month period ended June 30, 2015, due primarily to a $715,000 one-time accrual for severance payments to Lonnie D. Schnell, the Company’s former CEO and board member, that was recognized upon separation during the three months ended June 30, 2015. On August 4, 2015, the Company obtained a waiver from Union Bank of this minimum EBITDA requirement non-compliance and paid Union Bank a waiver fee of $25,000 as a condition to the waiver.

The payment and performance of all indebtedness and other obligations under the Union Bank Credit Facilities are secured by liens on substantially all of the Company assets pursuant to the terms and conditions of security agreements and guaranties executed by the Company and its principle operating subsidiaries including Talon Technologies, Inc. (U.S. operation) and Tag-It Pacific Limited (Hong Kong operation).

On August 10, 2015, the Company entered into an amendment to the Credit Agreement with Union Bank, which provided for the elimination of financial covenants for the remaining term of the Credit Agreement, permitted the Company to incur $3,000,000 of subordinated indebtedness, and required the repayment of the outstanding Term Loan Payable in the principal amount of $1,440,278 plus accrued and unpaid interest by August 31, 2015. In connection with the amendment, the Company incurred approximately $18,000 in legal fees, representing additional financing costs to the Union Bank Credit Facilities. On August 11, 2015, the Company received an advance from Princess Investment Holdings Inc. (“Princess Investment”) (which is a related company of Kutula Holdings, a major stockholder and related party to our Company), and on August 12, 2015 we paid off the outstanding Term Loan Payable from Union Bank as well as the unpaid interest.

The Company has accounted for the payment in full of the Term Loan Payable as a debt extinguishment in accordance with FASB ASC No. 405 “Liabilities” and FASB ASC No. 470-50 “Debt, Modifications and Extinguishments”, resulting in a loss on extinguishment of debt of $134,049 included as non-operating expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015. The loss on extinguishment was equal to the difference between the funded amount and the fair value of the debt extinguished at the transaction date.

The Company had outstanding borrowings as of September 30, 2015 and December 31, 2014 of $1,600,000 and $4,333,334, respectively, under the Union Bank Credit Facilities, of which $1,600,000 and $1,500,000, respectively, relates to obligations under the Revolving Credit Loan and at December 31, 2014 the remainder relates to the Term Loan Payable. During the nine months ended September 30, 2015, the Company obtained advances under the Revolving Credit Loan of $700,000, with no borrowings during the three months ended September 30, 2015, and repayments of $600,000 during the three and nine months ended September 30, 2015, resulting in a net increase in the outstanding borrowings to $1,600,000 at September 30, 2015.  Approximately $331,000 remained in available borrowings under the Revolving Credit Loan as of September 30, 2015.

The Revolving Term Loan commitment with Union Bank will terminate on December 31, 2015 and the Company intends to refinance its loan with Union Bank by such date using proceeds from an alternate financing source.

Revolving Term Loan from Related Party

On August 10, 2015, the Company entered into a loan and reimbursement agreement (“Loan Agreement”) with Princess Investment (which is a related company of Kutula Holdings, a major stockholder and related party to our Company), pursuant to which Princess Investment agreed to make available to the Company a loan of up to $3,000,000 (“Revolving Term Loan”). Advances under the Loan Agreement will accrue interest on the unpaid principal balance at an annual rate of 12.5%. Accrued interest on the Revolving Term Loan is payable monthly beginning September 1, 2015, and the principal amount is payable in monthly installments beginning September 1, 2016 and continuing through the maturity date of August 10, 2018.

On August 11, 2015, the Company received an advance from Princess Investment under the Loan Agreement in the amount of $1,500,000, of which $1,440,278 was used to pay off the Term Loan Payable to Union Bank on August 12, 2015. The Company borrowed an additional $500,000 during the three months ended September 30, 2015, and had an outstanding balance of $2,000,000 under the Revolving Term Loan from Princess Investment at September 30, 2015 (reflecting a balance of $1,888,551 net of debt discounts). Approximately $1,000,000 remained in available borrowings under the Revolving Term Loan as of September 30, 2015.

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

Total interest related to the Revolving Term Loan for the three and nine months ended September 30, 2015 amounted to $27,397. Total financing costs related to the Revolving Term Loan during the three and nine months ended September 30, 2015 amounted to $99,011, of which $60,000 will be paid upon maturity. The financing costs are being amortized over the three year term of the Loan.

Pursuant to the Loan Agreement, the Company issued Princess Investment warrants to purchase 1,000,000 shares of the Company’s common stock. The warrants are exercisable immediately upon issuance for a five-year period at an exercise price of $0.18 per share on a cashless basis. After consideration of FASB ASC 480 “Distinguishing Liability and Equity” and ASC 815 “Derivatives and Hedging”, the Company concluded that the warrants should be recorded as an equity instrument. The fair value of the warrants of $130,000 issued with this debt facility was valued using the Black-Scholes model, and the portion of the warrants and the Revolving Term Note were allocated using the relative fair value method in accordance with ASC 470-20-25-2. As a result, the allocated amount for the warrants amounted to $119,632 and were recorded as additional paid in capital, and reflected as a debt discount to the face value of the Revolving Term Note. The discount is being amortized over the term of the Loan and recognized as additional interest cost as amortized.

Interest expense, net, included on the Company’s Consolidated Statements of Operations and Comprehensive Income is comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revolving credit loan	$35,841	$14,695	$96,543	$45,441
Revolving term loan from related party	27,397	-	27,397	-
Term loan payable	12,257	60,743	93,280	201,831
Amortization of deferred financing cost	43,021	22,569	100,935	67,708
Amortization of debt discounts	8,183	-	8,183	-
Total Credit Facilities related interest expense	126,699	98,007	326,338	314,980
Other interest expense, net	1,267	(1,136)	2,189	2,776
Interest expense , net	$127,966	$96,871	$328,527	$317,756

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

Authorized Common Stock and Preferred Stock

On November 8, 2013, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized to be issued from 100,000,000 to 300,000,000. At the Company’s 2015 Annual Meeting of Stockholders, the stockholders approved an amendment to the Company’s Certificate of Incorporation to allow for a reverse split of the Company’s outstanding shares of common stock any time prior to the 2016 Annual Meeting authorizing the Board of Directors, when and if the Board of Directors determine that such action is appropriate.

The Company’s Certificate of Incorporation presently authorizes the issuance of 3,000,000 shares of Preferred Stock, having a par value of $0.001 per share. No shares of Preferred Stock were outstanding at September 30, 2015 or December 31, 2014.

Note 9.     Stock-Based Compensation and Other Share-Based Grants

The Company accounts for stock-based awards to employees and directors in accordance with FASB ASC 718, “Compensation - Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Options issued to all other non-employee parties are accounted for in accordance with the provisions of FASB ASC 505-50, “Equity-Based Payments to Non-Employees”.

Stock Options and Warrants

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

During the three and nine months ended September 30, 2015, 300,000 and 700,000 options, respectively were granted. During the three and nine months ended September 30, 2014, 3,645,000 and 4,045,000 options, respectively were granted.

During the nine months ended September 30, 2014, options were exercised to acquire 186,458 shares of common stock under the 2007 and 2008 Stock Incentive Plans, and 148,820 shares were retained by the Company in payment of the exercise price of $0.18 weighted average per share and the tax associated with the exercise of the options. At the time of exercise, the intrinsic value of the options exercised was $0.27 per share, and the retained shares had a value of $40,181. During the nine months ended September 30, 2014, options were also exercised to acquire 277,084 shares of common stock under the 2008 Stock Incentive Plan. Cash received upon exercise was $29,709 at a weighted average of $0.11 per share. At the time of exercise, the intrinsic value of the options exercised was $0.23 per share. No options were exercised during the three months ended September 30, 2014, and the three and nine months ended September 30, 2015.

As of September 30, 2015, the Company had $410,288 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the remaining weighted average period of 2.9 years. As of September 30, 2014, unamortized stock-based compensation expense related to options issued to employees and directors was $769,045, which was to be recognized over the weighted average period of approximately 3.72 years.

Pursuant to the Loan Agreement, the Company issued Princess Investment warrants to purchase 1,000,000 shares of the Company’s common stock. The warrants are exercisable immediately upon issuance for a five-year period at an exercise price of $0.18 per share on a cashless basis (See Note 7).

The following table summarizes the activity in the Company’s share-based compensation plans and other share-based grants during the nine months ended September 30, 2015.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - January 1, 2015	9,747,767	$0.20
Granted	400,000	$0.17
Exercised	-	$-
Cancelled	(1,832,500)	$0.28
Options outstanding - June 30, 2015	8,315,267	$0.19
Granted	300,000	$0.12
Exercised	-	$-
Cancelled	(130,000)	$0.19
Options outstanding - September 30, 2015	8,485,267	$0.18
Non Employees
Warrants outstanding – January 1, 2015 and June 30, 2015	-	$-
Granted	1,000,000	$0.18
Exercised	-	$-
Cancelled	-	$-
Warrants outstanding - September 30, 2015	1,000,000	$0.18

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

On January 30, 2014, 610,894 shares of common stock were issued upon final settlement of vested restricted stock units, and the equivalent of 544,806 shares were retained by the Company in payment of the tax associated with the vesting of restricted stock units previously granted to the reporting persons. During the three and nine months ended September 30, 2015 no shares were issued upon settlement of vested restricted stock units.

There were no outstanding RSUs and no unamortized stock-based compensation expense related to RSUs as of September 30, 2015 and December 31, 2014.

Note 10.      Income taxes

Provision for (benefit from) income taxes, net, for the three and nine months ended September 30, 2015 was $(8,431) and $128,746, respectively. Provision for income taxes, net, for the three and nine months ended September 30, 2014 was $161,165 and $732,299, respectively.

Current income taxes receivable were associated with foreign and domestic prepayments net of income tax payable, and totaled $8,503 and $66,270 as of September 30, 2015 and December 31, 2014, respectively.

Current income taxes payable were principally associated with foreign withholdings, funds transfers, and income tax payable from the Company’s Asia operations. Current income taxes payable as of September 30, 2015 and December 31, 2014 totaled $184,734 and $78,455, respectively, and were included in accrued expenses.

Deferred income tax assets, net, totaled $6,143,193 and $6,120,838 as of September 30, 2015 and December 31, 2014, respectively, are included in long term deferred income tax assets, net, and in current deferred income tax assets, net.

Deferred income tax liabilities totaled $7,318 and $13,961 as of September 30, 2015 and December 31, 2014, respectively.

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

	Three Months ended September 30, 2015
	Talon Zipper	Talon Trim	Talon Tekfit	Talon Consolidated
Net sales	$3,981,191	$5,516,407	$494,493	$9,992,091
Cost of goods sold	2,888,204	3,414,912	315,434	6,618,550
Gross profit	$1,092,987	$2,101,495	$179,059	3,373,541
Operating expenses				3,210,310
Income from operations				$163,231

	Three Months ended September 30, 2014
	Talon Zipper	Talon Trim	Talon Tekfit	Talon Consolidated
Net sales	$6,011,455	$5,669,249	$69,266	$11,749,970
Cost of goods sold	4,402,750	3,562,909	65,579	8,031,238
Gross profit	$1,608,705	$2,106,340	$3,687	3,718,732
Operating expenses				3,403,610
Income from operations				$315,122

	Nine Months ended September 30, 2015
	Talon Zipper	Talon Trim	Talon Tekfit	Talon Consolidated
Net sales	$17,924,116	$17,133,223	$1,530,452	$36,587,791
Cost of goods sold	13,099,723	10,574,619	943,042	24,617,384
Gross profit	$4,824,393	$6,558,604	$587,410	11,970,407
Operating expenses				11,180,154
Income from operations				$790,253

	Nine Months ended September 30, 2014
	Talon Zipper	Talon Trim	Talon Tekfit	Talon Consolidated
Net sales	$20,420,661	$18,538,867	$92,729	$39,052,257
Cost of goods sold	14,569,223	11,532,952	90,934	26,193,109
Gross profit	$5,851,438	$7,005,915	$1,795	12,859,148
Operating expenses				10,920,267
Income from operations				$1,938,881

The Company distributes its products internationally and has reporting requirements based on geographic regions. Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment and intangibles) is attributed to countries based on the location of the assets, as follows:

Sales:	Three Months Ended September 30,		Nine Months Ended September 30,
Country / Region	2015	2014	2015	2014
United States	$738,342	$928,465	$2,411,853	$3,326,100
China	2,741,111	3,903,834	10,235,769	12,923,325
Hong Kong	2,456,406	2,858,004	7,889,511	9,079,162
Bangladesh	556,210	585,929	3,033,607	1,693,452
Vietnam	672,265	434,491	2,320,113	1,544,686
India	749,785	718,903	2,182,377	1,983,872
Other	2,077,972	2,320,344	8,514,561	8,501,660
Total	$9,992,091	$11,749,970	$36,587,791	$39,052,257

	September 30,	December 31,
	2015	2014
Long-lived Assets:
United States	$4,785,588	$4,554,831
China	172,746	178,873
Hong Kong	102,255	150,966
Total	$5,060,589	$4,884,670

Note 13.      Subsequent Events

The Company evaluated subsequent events after the balance sheet date of September 30, 2015 through the date of the filing of this report, and determined that there were no reportable subsequent events.

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

Talon International, Inc. designs, manufactures, sells and distributes apparel zippers, various apparel trim products and specialty waistbands, shirt collars, shape slimming panels and other apparel components to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We sell and market these products under various branded names including Talon® and Tekfit®. As a result, we operate the business globally under three product groups - Talon Zipper, Talon Trim and Talon Tekfit.

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

Our Talon Tekfit business provides manufacturers with Talon’s patented fabric stretch technology, manufacturing know-how, proprietary equipment and materials necessary to produce expandable waistbands, shirt collars, shape slimming panels and various other stretch technology apparel inner lining components. In recent years we have begun to actively expand our marketing and selling efforts of this unique product within the industry.

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

Results of Operations

The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.2	68.4	67.3	67.1
Gross profit	33.8	31.6	32.7	32.9
Sales and marketing expenses	15.0	13.9	13.0	12.2
General and administrative expenses	17.2	15.0	17.5	15.7
Interest expense, net	1.3	0.8	0.9	0.8
Loss on extinguishment of debt	1.3	0.0	0.4	0.0
Provision for (benefit from) income taxes, net	(0.1)	1.4	0.4	1.9
Net income (loss)	(0.9)%	0.5%	0.5%	2.3%

Sales

For the three and nine Months ended September 30, 2015 and 2014, sales by geographic region based on the customer delivery locations as a percentage of sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2015	2014	2015	2014
United States	7.4%	7.9%	6.6%	8.5%
China	27.4	33.2	28.0	33.1
Hong Kong	24.6	24.3	21.6	23.2
Bangladesh	5.6	5.0	8.3	4.3
Vietnam	6.7	3.7	6.3	4.0
India	7.5	6.1	6.0	5.1
Other	20.8	19.8	23.2	21.8
	100.0%	100.0%	100.0%	100.0%

Sales for the three months ended September 30, 2015 were $9,992,000, reflecting a decrease of $1,758,000 or 15.0% as compared to the same period in 2014. Our Talon Zipper products sales for the three months ended September 30, 2015 were $2,030,000 lower than the same period in 2014. Talon Zipper products sales for the three months ended September 30, 2015 decreased by $1,117,000 within our mass merchandising brand customers as compared to 2014 and by $913,000 in sales to our specialty retail brands customers as compared to 2014. For the three months ended September 30, 2015, Talon Trim products sales declined by $153,000 compared to the same period in 2014. Substantially all of our Talon Trim products sales are to our specialty retail branded customers. For the three months ended September 30, 2015, the Talon Tekfit products sales increased by $425,000 compared to the same period in 2014, mainly due to new Talon Tekfit programs and customers.

Sales for the nine months ended September 30, 2015 were $36,588,000, reflecting a decrease of $2,464,000 or 6.3% as compared to the same period in 2014. Our Talon Zipper products sales for the nine months ended September 30, 2015 were $2,497,000 lower than the same period in 2014. Talon Zipper products sales for the nine months ended September 30, 2015 decreased by $2,671,000 within our mass merchandising brand customers as compared to 2014, which was offset by a $174,000 increase in sales to our specialty retail brands customers as compared to 2014. For the nine months ended September 30, 2015, Talon Trim products sales declined by $1,406,000 compared to the same period in 2014. Substantially all of our Talon Trim products sales are to our specialty retail branded customers. For the nine months ended September 30, 2015, the Talon Tekfit products sales increased by $1,438,000 compared to the same period in 2014, mainly due to new Talon Tekfit programs and customers.

The lower sales experienced in the third quarter of 2015 compared to 2014 principally reflected continued weakness in our mass merchandising Talon Zipper customers and selected specialty retail brand customers, including specialty teen retailers we serve with our Talon Zipper and Talon Trim product sales. This marks a continuation of the general apparel retail trends including weakness which began in the second quarter of 2014 and which have continued throughout much of 2015. While retail trends are highly cyclical, industry data indicates that with lower consumer demand and excess carryover retail inventories which have been observed in the general apparel retail markets, the potential remains for continued weakness within the sensitive mass merchandising and specialty retail brand customers’ sales, throughout the remainder of this year.

 Gross Profit

Gross profit for the three months ended September 30, 2015 was $3,374,000 (or 33.8% of sales) as compared to $3,719,000 (or 31.6% of sales) during the same period in 2014, reflecting a reduction of $345,000, principally attributable to lower overall sales volumes and offset by lower freight, duty and manufacturing support costs and improved product mix.

Gross profit for the nine months ended September 30, 2015 was $11,970,000 (or 32.7% of sales) as compared to $12,859,000 (or 32.9% of sales) during the same period in 2014, reflecting a reduction of $889,000, principally attributable to lower overall sales volumes and higher manufacturing support costs.

A recap of the change in gross profit for the three and nine months ended September 30, 2015, as compared to the same period in 2014, is as follows:

	Three Months Ended September 30, 2015 as compared to the same period in 2014		Nine Months Ended September 30, 2015 as compared to the same period in 2014
	$ (1)	%(1)	$ (1)	%(1)
Gross profit changes as a result of:
Lower sales volumes	(677,000)	(18.2)	(722,000)	(5.6)
Change in mix of products	66,000	1.8	(6,000)	(0.0)
Lower (higher) freight and duty costs	130,000	3.5	(8.000)	(0.1)
Lower (higher) manufacturing overhead costs	136,000	3.6	(153,000)	(1.2)
Gross profit change	(345,000)	(9.3)	(889,000)	(6.9)

(1)	Represents the amount or percentage, as applicable, of change in each item in the three and nine months ended September 30, 2015 period as compared to the same period in 2014.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2015 totaled $1,495,000, a decrease of $142,000 as compared to the same period in 2014, mainly due to $112,000 in reduced compensation costs, $61,000 in reduced marketing expense and new product development costs and $59,000 in reduced travel and entertainment expenses offset by $44,000 in increased facilities and related expenses.

Sales and marketing expenses for the nine months ended September 30, 2015 totaled $4,779,000, slightly increased as compared to the same period in 2014, mainly due to $124,000 in increased facilities and related expenses costs and $27,000 in increased travel and entertainment expenses, offset by $134,000 in reduced marketing expense and new product development costs and $32,000 reduced compensation costs.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2015 totaled $1,716,000 or 17.2% as a percentage of sales, as compared to general and administrative expenses in the prior year of $1,767,000 or 15.0% percentage of sales. General and administrative expenses were lower by $51,000 during the three months ended September 30, 2015, as compared to the same period in 2014, mainly due to a reduction in facilities and related expenses.

General and administrative expenses for the nine months ended September 30, 2015 totaled $6,401,000 or 17.5% as a percentage of sales, as compared to general and administrative expenses in the prior year of $6,166,000 or 15.8% as a percentage of sales. General and administrative expenses were higher by $236,000 during the nine months ended September 30, 2015, as compared to the same period in 2014, mainly due to a $715,000 one-time accrual for severance payments to our former CEO and board member, recognized upon separation during the three months ended June 30, 2015, offset by a $401,000 reduction in other compensation costs and a $187,000 reduction in facilities and related expenses.

Interest expense and interest income

Interest expense for the three and nine months ended September 30, 2015 and 2014 included borrowings under our Credit Facilities with MUFG Union Bank, N.A. (formerly Union Bank, N.A., “Union Bank”) during 2014 and 2015 and Princess Investment Holdings, Inc. (“Princess Investment”) only in 2015 and the related amortization of deferred financing costs and amortization of debt discounts (See Note 7 to the accompanying Notes to Consolidated Financial Statements). A brief summary of interest expense and interest income is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Amortization of deferred financing costs	$43,000	$23,000	$101,000	$68,000
Amortization of debt discounts	8,000	-	8,000	-
Interest expense under Credit Facilities	76,000	75,000	218,000	247,000
Other interest expense	2,000	1.000	4,000	6,000
Interest expense	129,000	99,000	331,000	321,000
Interest income	(1,000)	(2,000)	(2,000)	(3,000)
Interest expense, net	$128,000	$97,000	$329,000	$318,000

Loss on extinguishment of debt

Loss on extinguishment of debt in the amount of $134,000 was recorded during the three and nine months ended September 30, 2015 as a result of paying off the Term Note Payable to Union Bank. See Note 7 in the accompanying Notes to Consolidated Financial Statements.

Income taxes

Provision for (benefit from) income taxes, net, for the three and nine months ended September 30, 2015, was $(8,000) and $129,000, respectively.

Provision for income taxes, net, for the three and nine months ended September 30, 2014, was $161,000 and $732,000, respectively.

Liquidity and Capital Resources

The following table summarizes selected financial data at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014

Cash and cash equivalents	$2,566,000	$2,603,000
Total assets	$18,780,000	$18,102,000
Current liabilities	$11,158,000	$11,912,000
Long term liabilities	$2,087,000	$1,057,000
Stockholders’ equity	$5,535,000	$5,134,000

We believe that our remaining cash and cash equivalents and our anticipated cash flows from our operating activities and existing sources of financing will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for the next 12 months.

As of September 30, 2015, we had additional borrowing availability of $331,000 under our revolving credit line and $1,000,000 under our revolving term loan facility.

Cash and cash equivalents

Cash and cash equivalents marginally decreased by $38,000 at September 30, 2015, as compared to December 31, 2014, principally due to $2,833,000 in Union Bank term loan (“Term Loan Payable”) payments, $600,000 repayments of revolving credit facility (“Revolving Credit Loan”), $139,000 in payments of financing costs associated with credit facilities and $144,000 in payments for the acquisition of property and equipment and intellectual property rights offset by $1,044,000 in cash provided by operating activities, $2,000,000 revolving term loan borrowings from Princess Investment (“Revolving Term Loan”) and $700,000 in Revolving Credit Loan borrowings.

Cash provided by operating activities is our primary recurring source of funds, and reflects net income from operations excluding non-cash charges, changes in operating capital and the impact of seasonality. During the nine months ended September 30, 2015 and 2014, net cash provided by operating activities was $1,044,000 and $1,355,000, respectively.

The net cash provided by operating activities during the nine months ended September 30, 2015 and 2014 resulted principally from:

	Nine Months Ended September 30,
	2015	2014
Net income before non-cash expenses	$698,000	$1,670,000
Inventory reductions (increases)	(69,000)	215,000
Accounts receivable reductions (increases)	(447,000)	42,000
Accounts payable and accrued expenses increases (reductions)	944,000	(541,000)
Other increases in operating capital	(82,000)	(31,000)
Net cash provided by operating activities	$1,044,000	$1,355,000

Net cash used in investing activities for the nine months ended September 30, 2015 and 2014 was $144,000 and $186,000, respectively, associated mainly with the acquisition of property and equipment, and for the same periods included $23,000 and $40,000 in the acquisition of intellectual property rights, respectively.

Net cash used in financing activities for the nine months ended September 30, 2015 and 2014 was $879,000 and $1,364,000, respectively. In 2015 this reflects $2,833,000 in term loan payments, $600,000 in repayments of Revolving Credit Loan borrowings, $139,000 in payments of financing costs associated with credit facilities and $7,000 in repayment of borrowings under capital leases, offset by $2,000,000 Revolving Term Loan from related party borrowings, and $700,000 in Revolving Credit Loan borrowings under our Union Bank Credit Facilities. In 2014, this reflects $1,250,000, in Term Loan Payable payments, offset by $500,000 Revolving Credit Loan borrowings under our Union Bank Credit Facilities, net of $500,000 in repayments, $144,000 in payments related to taxes associated with the exercise of stock options and RSU settlements, partially offset by $30,000 in proceeds from the exercise of stock options.

On August 10, 2015, we entered into a loan and reimbursement agreement (“Loan Agreement”) with Princess Investment, pursuant to which Princess Investment agreed to make available to the Company Revolving Term Loan of up to $3,000,000. Advances under the Loan Agreement will accrue interest on the unpaid principal balance at an annual rate of 12.5%. Accrued interest on the Revolving Term Loan is payable monthly beginning September 1, 2015, and the principal amount is payable in monthly installments beginning September 1, 2016 and continuing through the maturity date of August 10, 2018. The Loan Agreement requires payment of a $60,000 loan fee at maturity, and together with additional legal fees total financing costs amounted to $99,000.

On August 11, 2015, the Company received an advance from Princess Investment under the Loan Agreement in the amount of $1,500,000, of which $1,440,278 was used to pay off the Term Loan Payable to Union Bank during the quarter ended September 30, 2015 as further described in Note 7 to the accompanying Notes to Consolidated Financial Statements. We borrowed an additional $500,000 during the three months ended September 30, 2015, and we had an outstanding balance of $2,000,000 Revolving Term Loan from Princess Investment at September 30, 2015 (reflecting a balance of $1,889,000 net of debt discounts). Approximately $1,000,000 remained in available borrowings under the Revolving Term Loan as of September 30, 2015.

On December 31, 2013, the Company entered into a Commercial Credit Agreement (the “Credit Agreement”) with Union Bank. The Credit Agreement initially provided for a 24 month revolving loan commitment and a 36 month term loan. (See Note 7 in the accompanying Notes to Consolidated Financial Statements). We used all of the proceeds of $5,000,000 from the Term Loan Payable and $827,000 of the proceeds of a Revolving Credit Loan under the Union Bank Credit Agreement to repay a $5,800,000 Promissory Note and related interest to CVC California LLC, our controlling stockholder at the time.

The Credit Agreement we entered into with Union Bank provides for a Revolving Credit Loan in the amount of up to $3,500,000 and initially included a Term Loan Payable in the amount of $5,000,000. While the Revolving Credit Loan commitment remains available through December 31, 2015, the Term Loan Payable was extinguished during the quarter ended September 30, 2015 using proceeds from the Revolving Term Loan with Princess Investment Holdings Ltd. (see Note 7 of the accompanying Notes to Consolidated Financial Statements). The Revolving Term Loan commitment with Union Bank will terminate on December 31, 2015 and we intend to refinance the loan with Union Bank by such date using proceeds from an alternate financing source. The payment and performance of all indebtedness and other obligations under the Credit Facilities are secured by liens on substantially all of our assets pursuant to the terms and conditions of one or more Security Agreements and guaranties duly executed by us and our principal operating subsidiaries including Talon Technologies, Inc. (U.S. operation), and Tag-It Pacific Limited (Hong Kong operation).

As of September 30, 2015 and December 31, 2014, we had outstanding borrowings of $1,600,000 and $4,333,000, respectively under our Union Bank Credit Facilities, of which $1,600,000 and $1,500,000, respectively relates to obligations under the Revolving Credit Loan and at December 31, 2014 the remainder relates to the Term Loan Payable. As of September 30, 2015, we had $331,000 in available borrowings under the terms of the Revolving Credit Loan.

The Credit Agreement, as amended through September 30, 2015, contains representations and warranties, affirmative, negative and events of default, applicable to the parent company and its subsidiaries, which are customary for credit facilities of this type. The Credit Agreement initially included financial covenants applicable to the parent company and its subsidiaries, including maintaining a specified Fixed Charge Coverage Ratio between Adjusted EBITDA and future principal and interest payments as of the close of each fiscal quarter; a minimum EBITDA as of the close of each quarter for the 12-month period ended as of the last day of the quarter; and no incurrence of a net loss after taxes for more than two consecutive fiscal quarters commencing January 1, 2015. We did not satisfy the minimum Fixed Charge Coverage Ratio requirement and the minimum EBITDA requirement for the 12-month periods ended September 30, 2014 and December 31, 2014, and in connection therewith obtained waivers of non-compliance from Union Bank for these periods. In exchange for the waivers, we paid fees in the amount of $10,000 and a prepayment in the amount of $500,000 was applied to the principal of the Term Loan Payable as of December 31, 2014, and other certain provisions of the Credit Agreement were amended. During the nine months ended September 30, 2015, we obtained an advance under the Revolving Credit Loan of $700,000, with no borrowings during the three months ended September 30, 2015, and made repayments of $600,000 during the three and nine months ended September 30, 2015, resulting in a net increase in the outstanding borrowings to $1,600,000 at September 30, 2015. On March 3, 2015, we further amended the Credit Agreement with Union Bank and agreed to modify the financial covenants to make certain prepayments to the Term Loan Payable excluded from the Fixed Charge Coverage Ratio calculation, and to re-amortize the Term Loan Payable payments. The additional principal repayments agreed to in the Amendment total $600,000, of which $400,000 were paid during the second quarter of 2015 and the remaining $200,000 were paid during the third quarter of 2015. In connection with the Amendment we paid to Union Bank a loan modification fee of $50,000, half of which was paid on March 31, 2015 and the other half was paid on June 30, 2015. Additional legal fees were charged by Union Bank during the first quarter of 2015 in the amount of $7,000.

We did not satisfy the minimum EBITDA requirement for the 12-month period ended June 30, 2015, due primarily to a $715,000 one-time accrual for severance payments to our former CEO and board member, that was recognized upon separation during the three months ended June 30, 2015. On August 4, 2015, we obtained a waiver from Union Bank of this non-compliance. We paid Union Bank a waiver fee of $25,000 as a condition to the waiver. During the quarter ended September 30, 2015, we entered into an amendment to the Credit Agreement with Union Bank, changing various contractual terms and which removed the financial covenants contained in the Credit Agreement and permitted the Borrower to incur subordinated indebtedness to Princess Investment Holdings Inc. (“Princess Investment”), a Delaware corporation (which is a related company of Kutula Holdings, a major stockholder and related party to our Company), not exceeding $3,000,000 in aggregate principal amount at any time outstanding; provided, however, that such indebtedness must be subject to a subordination agreement in favor of Union Bank and in form and substance satisfactory thereto. In addition, the Term Loan Payable of $1,440,000 was required to be prepaid in full, as well as all accrued and unpaid interest thereon through the date of prepayment. We paid $18,000 legal fees in connection with the amendment, representing additional financing costs of the Union Bank Credit Facilities. On August 11, 2015, we received from Princess Investment an advance in the amount of $1,500,000 to pay off the Term Loan Payable to Union Bank.

We have financed purchases of furniture and fixtures through various capital lease obligations. Our capital lease obligations as of September 30, 2015 are $102,000 and bear interest at a rate of 8.0% per annum. Under these obligations, we are required to make monthly payments of principal and interest through May 2019.

We have satisfied our working capital requirements primarily through cash flows generated from operations and borrowings under our various Credit Agreements. As we continue to expand globally with apparel manufacturing in offshore locations, our customers are substantially all foreign-based and foreign-owned entities. We continue to evaluate both financing and equity options to provide capital to fund our expansion and on-going operations. If we experience greater than anticipated reductions in sales, we may need to borrow or raise additional capital, or further reduce the scope of our business in order to fund our on-going operations or to satisfy our future short-term operating requirements. The extent of our future long-term capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of possible acquisitions, and our expansion into foreign markets. Our need for additional long-term financing may include the integration and expansion of our operations to exploit our rights under our Talon and Tekfit trade names, and the expansion of our operations in the Asian and other markets. If our cash from operations is less than anticipated, or our working capital requirements and capital expenditures are greater than we expect, we may need to raise debt or equity financing in order to provide for our operations.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at September 30, 2015:

	Payments Due by Period ($)
		Less than	1-3	4-5
Contractual Obligations	Total	1 Year	Years	Years
Revolving term loan from related party	$2,490,000	$334,000	$2,156,000	$-
Revolving credit loan	1,600,000	1,600,000	-	-
Operating leases	2,725,000	850,000	1,685,000	190,000
Capital leases	102,000	28,000	74,000	-
Total Obligations	$6,917,000	$2,812,000	$3,915,000	$190,000

At September 30, 2015 and December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we do not have any of the risks associated with financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

See Note 7 of accompanying notes to consolidated financial statements for a discussion of related party transactions.

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

●	The allowances for doubtful accounts receivable and the bad debt expense (recoveries), net as at and for the three and nine months ended September 30, 2015 and 2014, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Allowance for doubtful accounts receivable	$40,000	$32,000	$40,000	$32,000

Bad debt recoveries, net	$7,000	$4,000	$(7,000)	$(5,000)

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

New Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, to reduce the complexity in accounting for inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value, replacing the market value approach that required floor and ceiling considerations.  This guidance for public entities is effective for fiscal years beginning after December 15, 2016, with early adoption permitted.  We are in the process of evaluating the adoption of this ASU, but do not expect this to have a material effect on our financial position, results of operations or cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The effective date for the ASU 2014-09 is deferred by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” to annual reporting periods beginning after December 15, 2018. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new standard will replace most existing revenue recognition guidance in U.S. GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. We do not expect that the adoption of this pronouncement will have a material impact on our Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings

We currently have pending various claims and complaints that arise in the ordinary course of our business. We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on our consolidated financial condition if adversely determined against us.

Item 1A.     Risk Factors

Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. No material change to such risk factors has occurred during the nine months ended September 30, 2015.

Item 6.        Exhibits

Exhibit No.	Description
10.18.7*	Seventh Amendment, dated August 10, 2015, to the Commercial Credit Agreement dated December 31, 2013 between the Registrant and MUFG Union Bank, N.A. (formerly Union Bank, N.A.).
10.24*	Loan and Reimbursement Agreement dated August 10, 2015, between the Registrant and Princess Investment Holdings Inc.
10.24.2*	Pledge and Security Agreement dated August 10, 2015, between the Registrant and Princess Investment Holdings Inc.
10.24.3*	Guaranty Agreement dated August 10, 2015, between the Registrant and Princess Investment Holdings Inc.
10.24.4*	Intercreditor Agreement dated August 10, 2015, between the Registrant, Princess Investment Holdings Inc. and MUFG Union Bank, N.A.
10.24.5*	Subordination Agreement dated August 10, 2015, between the Registrant and Princess Investment Holdings Inc. and MUFG Union Bank, N.A.
10.24.6*	Warrant Agreement dated August 10, 2015, between the Registrant and Princess Investment Holdings Inc.
10.26*	Lease, Unit 1601-08, dated August 10, 2015, between Talon Zipper (Shenzhen) Co. Ltd. (Chinese Operations) and Chen Zhen Guang
10.27**+	Executive Employment Agreement, dated September 3, 2015, between the Registrant and Nancy Agger-Nielsen.
10.28**+	Exhibit to Employment Agreement dated July 30, 2010, between the Registrant and Larry Dyne.
31.1**	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
31.2**	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

+	Indicates a management contract or compensatory plan.

*	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2015.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2015	/s/ Larry Dyne
Larry Dyne
Chief Executive Officer
(Principal Executive Officer)

/s/ Nancy Agger-Nielsen
Nancy Agger-Nielsen
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)