Form 10-K
period 2015-12-31
TALON INTERNATIONAL, INC.
filed 2016-03-24
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

At June 30, 2015, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $5,803,237.

At March 23, 2016 the issuer had 92,267,831 shares of Common Stock, $0.001 par value, issued and outstanding.

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

PART I

ITEM 1.     BUSINESS

General

Talon International, Inc. specializes in the manufacturing and distribution of a comprehensive range of apparel components and accessories including custom zippers, apparel trim components (such as tags, labels, patches, fasteners, packaging, and similar items), and specialty stretch technology for interlinings. These items are sold to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We manufacture and distribute zippers under our Talon® brand name to manufacturers for apparel brands and retailers such as Polo Ralph Lauren, Abercrombie & Fitch, Fat Face, Eddie Bauer, Guess, Ben Sherman and Express, as well as mass merchants such as Kohl’s, JC Penney and Wal-Mart. We also provide outsourced trim design, sourcing and management services and supply custom branded trim components for manufacturers of fashion apparel such as V. F. Corporation, American Eagle, Victoria’s Secret, Fat Face, Abercrombie & Fitch, Polo Ralph Lauren, Express, and many others. Under our Tekfit® brand, we develop and sell fabric stretch technology that utilizes patented processes and proprietary know-how to create stretchable comfort waistbands, shirt collars, and inner pocketing panels to manufacturers for apparel brands and retailers such as Dockers, PVH, Uniqlo and Superior Uniforms.

We were incorporated in the State of Delaware in 1997. We serve as the parent holding company of our consolidated subsidiaries, which are all wholly-owned subsidiaries. Our initial public offering was effective in January 1998. Our website address, www.talonzippers.com, as provided in this Annual Report on Form 10-K is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document.

Business Summary

We operate our business within the following product groups: Talon Zipper and Talon Trim (which includes our Tekfit stretch technology products). In our Talon Zipper group, we design, engineer, test and distribute custom zippers under our Talon trademark to apparel brands and manufacturers on a global basis. Talon enjoys extensive brand recognition and heritage within the apparel industry worldwide and is a 120+ year-old brand, renowned for its quality and product innovation and as the inventor of the formed wire metal zipper for the jeans industry. We are a specified custom zipper and preferred zipper brand for numerous manufacturers in the designer, sportswear, children’s wear and outerwear markets worldwide. We provide multiple lines of high quality custom zippers, including metal, coil and plastic zippers, vintage zippers, and specialty zippers for kids clothing and other fit-for-purpose applications, such as footwear, workwear and specialty bags. All products are for distribution to apparel manufacturers worldwide, including markets in China, Taiwan, India, Indonesia, Bangladesh, Vietnam, the Middle East, Europe, Mexico and Central America. We have sales and marketing teams in most of these areas. We have joint manufacturing arrangements in strategic international local markets to manufacture, finish and distribute our products locally under the Talon brand name. Our manufacturing partners operate under our direct manufacturing and quality assurance oversight, in accordance with our manufacturing specifications and quality standards, using only Talon approved and authorized raw materials. The unique and comprehensive supply chain network results in the highest quality finished zippers for our customers in their local markets. Our operating structure allows us to significantly improve the speed at which we serve the market and the service we provide to our customers, and to effectively expand the geographic footprint of our Talon products.

Our Talon Trim products group act as a fully-integrated single-source designer, product developer and exclusive supplier for a full range of custom trim items for manufacturers of fashion apparel. Our business focuses on servicing all of the trim requirements of our customers at the manufacturing and retail brand level of the fashion apparel industry. Our Talon Trim products include essentially all components required to manufacture a garment with the exception of the fabric and the thread. Talon Trim items include labels, buttons, rivets, leather patches, woven labels, heat transfer seals, tapes, ribbons, printed marketing material, polybasic, packing cartons and hangers. Talon Trim items comprise a relatively small part of the cost of most apparel products but comprise the vast majority of components necessary to fabricate and finish a typical apparel product. We offer customers a one-stop outsource service for all zipper and trim related matters. Our teams work with industry merchants, product developers and designers, and function as an extension of their staff.

Our Talon Trim products also include our Talon Stretch Technology products. Under the Tekfit brand we supply apparel manufacturers with interlining products and an advanced, patented fabric technology that creates stretchable fabric from non-stretchable material. This innovative technology allows the fabric to be altered through the addition of stretch characteristics resulting in greatly improved fit and comfort. Pants manufacturers use this technology to build-in stretch into standard waistbands that does not alter the appearance of the garment, but will allow the waist to stretch out and back by as much as two waist sizes. They also utilize this technology within inner pocketing shapewear panels to provide a firm comfort fit across the stomach and hips, while manufacturers of dress shirts use this stretch technology to produce comfortable, flexible shirt collars. Talon’s Stretch Technology and its Tekfit brand products have multiple applications in virtually any garment where added flexibility and comfort is desired.

Our Talon Zipper and Talon Trim product teams collaborate with customers on their design vision and present examples of their vision in graphic form for all apparel accessory components. We design the buttons, snaps, hang tags, labels, zippers, zipper pulls and other items to meet the customer’s needs. Once our customer selects the designs they prefer, our sourcing and production teams coordinate with our manufacturing partners worldwide to ensure the best manufacturing solution for the items being produced. The proper manufacturing solution is an essential part of the expertise and service we provide to customers. Selecting the best facility to ensure timely production, the proper finishes, or other material needs or manufacturing techniques to be used is critical. We offer customers a depth and breadth of knowledge in the manufacturing of these products that our customers cannot otherwise easily achieve. We are consistently innovating new items, manufacturing techniques and finishes, introducing many new, fresh and unique ideas to our customers. Once our customers make a final decision on the accessories that will be used on their garments, we are in many instances identified as the sole or preferred source supplier for the project, and our customers’ factories are then directed to purchase the products directly from us. Throughout the garment manufacturing process, we consistently monitor the timing and accuracy of the production items until delivery to our customers’ apparel factories.

We serve as a nominated supplier in our Talon Zipper and Talon Trim products (including our Tekfit stretch technology products) for a variety of major retail brand and private-label oriented companies. A nominated supplier is a supplier that has been approved for its quality and service by a major retail brand or private-label company. Apparel contractors manufacturing for the retail brand or private-label company typically purchase their zipper and trim components from a supplier that has been nominated. We seek to expand our services as a supplier of select items for such customers, to being a preferred or single-source provider of the entire customer’s authorized trim and zipper requirements. Our ability to offer a full range of trim and zipper products is attractive to brand name and private-label oriented customers because it enables the customer to address their quality and supply needs for all of their trim requirements from a single source, avoiding the time and expense necessary to monitor quality and supply from multiple vendors and manufacturer sources. Becoming a nominated supplier to brand customers gives us an advantage to become the preferred or sole vendor of trim and zipper items for all apparel manufacturers contracted for production for that brand name.

Our teams of sales employees, customer service representatives, merchandisers, creative design personnel and global production and distribution coordinators based at our facilities located in the United States, Europe, and throughout Southeast Asia, enable us to take advantage of and address the increasingly complicated requirements of the large and expanding demand for complete end-to-end apparel accessory solutions. We plan to continue to expand operations in Asia, Europe, and Latin America to take advantage of the large apparel manufacturing markets in these regions.

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

We expand our distribution of Talon zippers through the establishment of a combination of Talon owned sales and distribution locations, and strategic manufacturing and distribution relationships. These distribution and manufacturing relationships, in combination with Talon owned and affiliated facilities, improve our time-to-market by allowing us to source, finish and distribute to apparel manufacturers within their local markets. The branded apparel zipper market is dominated by one company and we have positioned Talon to be a viable global alternative to this competitor and capture an increased market share position. We leverage the brand awareness of the Talon name by branding other products in our line with the Talon name.

Talon Trim Group - We consider our high level of customer service as a fully integrated single-source supplier essential to our success. We combine our quality customer service within our Talon Trim solutions with a history of design and manufacturing expertise to offer our customers a complete trim solution product. We believe this full-service product gives us a competitive edge over companies that only offer selected trim components because our full service solutions save our customers substantial time in ordering, designing, sampling and managing trim sourcing from several different suppliers. Our tracking and order management systems allow us to seamlessly supply Talon Trim solutions and products to apparel brands, retailers and manufacturers around the world. We produce custom hang tags, metal fasteners, woven, leather, synthetic, embroidered and novelty labels and tapes, which can be printed on or woven into a wide range of fabrics, as well as interlining and stretch technology components and other materials using specialized equipment. Our Tekfit products which are a part of the Talon Trim Group, provide manufacturers with fabric interlinings and patented technology, manufacturing know-how, proprietary equipment and materials necessary to produce expandable waistbands, shirt collars and various other stretch technology apparel interlining components. All of Talon Trim Group products are sold to a similar class of customers, sourced from speciality trim suppliers, are distributed using similar distribution methods and are sold by a shared salesforce; these similarities support the aggregation of the operating results into a combined Talon Trim Group.

 The percentages of total revenue contributed by each of our two primary product groups for the last three fiscal years are as follows:

	Years Ended December 31,
	2015	2014	2013
Product Group Net Sales:
Talon Zipper	44.0%	50.1%	54.8%
Talon Trim	56.0%	49.9%	45.2%

Design and Development

Our in-house creative teams develop products with innovative technology and designs that we believe distinguish our products from those of our competitors. We are constantly innovating our products to expand our product offerings and address new market needs. We support our skills and expertise in material procurement and product manufacturing coordination with product technology and designs intended to meet fashion demands, as well as cost and functional parameters. An example of this is the Talon KidZip®, which is a specialty zipper for children’s apparel, engineered to surpass industry established strength and safety standards, while maintaining the fashion image and requirements of today’s apparel demands. We have introduced two new fit for purpose specialty zippers to our range of zipper products, including a specialty zipper line designed specifically for the demanding requirements of workwear applications; and a specialty zipper line designed specifically for the demanding requirements of footwear applications. Our workwear application zipper improves durability, strength and safety features required by construction, utility, and safety workers, while our footwear application zipper features improves durability over a standard zipper and is designed to endure under high stress applications experienced in a variety of footwear, such as boots and shoes.

Many specialty design companies with which we compete have limited capabilities with regard to the range of their product offerings, sourcing or manufacturing experience, and consequently they create products or designs that often cannot be implemented due to limitations in the manufacturing process, the high expense of required materials, or a lack of functionality in the resulting product. We design products to function within the limitations imposed by the applicable materials and manufacturing framework, while meeting our customers’ specialty needs. Using our manufacturing experience, we ensure delivery of quality products and minimize the time-consuming delays that often arise in coordinating the efforts of independent design houses and manufacturing facilities. By supporting our material procurement and product manufacturing services with design services, we reduce development and production costs and deliver products to our customers sooner than many of our competitors. Our design teams are based in our U.S. and Asian facilities.

Customers

We have over 900 active customers representing more than 270 of the world’s best known brands. Our customers include the designated suppliers of well-known apparel retailers and brands, such as VF Corporation, Fat Face, Express, Polo Ralph Lauren, American Eagle, Next, Eddie Bauer, Uniqlo, PVH, Ben Sherman, NY & Co., Guess, and Berne USA among others. Our customers also include contractors, agents and importers for mass merchant retailers such as Kohl’s, Wal-Mart, JC Penney, Costco and others.

For the years ended December 31, 2015, 2014 and 2013, our three largest customers combined represented approximately 6%, 5% and 5%, respectively, of consolidated net sales.

Sales and Marketing

We sell our products through our own sales force based in the United States, Hong Kong, China, India, Indonesia, Vietnam and Bangladesh. We also sell through outside sales representatives in Europe, and we develop Central America opportunities through our U.S. sales force and outside sales representatives. We employ customer service representatives who are assigned to key customers and provide local customer support. We have developed relationships with our major customers and brands at senior levels, and our sales teams actively participate with these customers/brands in their marketing and sales programs and sales strategies. When we become the nominated supplier for a brand’s packaging or trim requirements, we market ourselves as an in-house function of the brand’s trim procurement operation.

Sourcing and Assembly

We have developed expertise in identifying high quality materials, competitive prices and approved manufacturers for particular products and materials and ensuring strict adherence to quality manufacturing processes and materials. Our expertise enables us to produce a broad range of apparel accessories and Trim products at competitive prices. The majority of products that we procure and distribute are secured on a finished-good basis, manufactured by our partners and under our direct oversight and scrutiny. Raw materials used to manufacture or assemble all of our products are obtained only from sources we authorize and specify and are in adequate supply. We purchase products only from qualified material suppliers, and typically guarantee our customers that all materials used in the manufacture of our products are compliant with government regulations and controls over restricted substances.

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

Principally through our Asian facilities, we distribute Talon Zipper and Talon Trim apparel accessories and stretch technology components, and oversee the manufacture and distribution of the full range of our products. Through our Asian facilities we serve our customers worldwide.

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

Seasonality

We typically experience seasonal fluctuations in sales volume consistent with the purchase demands of the apparel industry. In most years, these seasonal fluctuations result in lower sales volumes for our business in the first and fourth quarters of each year due to the seasonal buying patterns by the majority of our customers. Sales of our products typically precede the retail sales patterns by approximately 90 to 150 days, with this cycle pattern closer to 75 to 90 days for our more generic products sold to mass merchandisers. The apparel retailers typically experience their highest sales volumes during the fourth quarter in association with year-end holiday purchases. Backlogs of sales orders are not considered material in the industries in which we compete, which reduces the predictability of our sales and reinforces the volatility of these cyclical buying patterns on our sales volume. Operating expenses typically follow our seasonal sales patterns fluctuating with the quarterly sales. However our first quarter is typically burdened with higher costs associated with year-end audits, legal reviews, and costs associated with SEC filings, resulting in proportionally higher costs in the first quarter. Because of these fluctuations in our sales and operating costs, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

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

Competition

We operate in highly competitive and fragmented segments of the apparel industry that include numerous local and regional companies that provide some or all of the products we offer. We also compete with U.S, and international design companies, distributors and manufacturers of tags, trim, packaging products and zippers. Some of our competitors are significantly larger in size and resources than us and have greater name recognition, longer operating histories and more financial and other resources.

Because of our integrated materials, manufacturing and assembly capabilities and our full-service zipper and trim solutions, we believe that we are able to effectively compete for our customers’ business, particularly where our customers require a high level of confidence regarding compliance with restricted substance regulations, and with the effective coordination of separately sourced production functions. We believe that we successfully compete in our industry by offering superior product pricing, quality, customer service, design capabilities, delivery lead times and complete supply-chain management. We also believe the Talon brand name and the quality of our Talon brand zippers allows us to gain market share in the apparel accessory industry. The unique qualities of our Tekfit stretch fabric technology will also allow us to compete effectively in the growing market for waistband, shirt collar and shapewear garment components.

Segment Information

We operate in one industry segment, the distribution of a full range of apparel zipper, trim and interlining products to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We separately report our revenues and gross margins by our product selling groups in this segment to the extent these are distinguished and separate.

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

A summary of our domestic and international net sales and long-lived assets is set forth in Item 8 of Part II of this Annual Report on Form 10-K, in Note 8 in the accompanying Notes to Consolidated Financial Statements.

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

Employees

As of December 31, 2015, we had 195 full-time employees including 28 in the United States and 167 employees in Asia. Our labor forces are non-union. We believe that we have satisfactory employee and labor relations.

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

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers which are served by many of our largest customers. The worldwide apparel industry is heavily influenced by general economic cycles. Purchases of fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines. Many factors affect the level of consumer spending in the apparel industries, including among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, or maintain our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by weak or downward trends in the United States or global economy.

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

Our Commercial Credit Agreement entered into on August 10, 2015 and and as amended on December 21, 2015 (the “Credit Agreement”), with our secured lender, Princess Investment Holdings Limited (“Princess Investment”), requires certain financial covenants, including a requirement not to incur a loss after taxes (as calculated in accordance with GAAP) of more than $1,000,000 in the aggregate for any two consecutive fiscal quarters, not to incur a loss after taxes for any three consecutive fiscal quarters and not to incur a loss after taxes for any trailing twelve month period ending at the end of any fiscal quarter.

In the event we do not meet the required covenants with our lender in future periods, we would need to negotiate for changes in the relative covenants or request a waiver with the lender of the non-compliance from the lender, however there is no assurance that any lender would comply with these requests. Our expectations of future operating results and compliance with all debt covenants cannot be assured and our lender’s actions are not controllable by us. If we default under the loan agreement, all amounts due under the loan agreement could be declared immediately due and payable and, unless we are able to secure alternative financing to repay the lender, the lender would have the right to exercise its remedies including enforcement of its lien on substantially all of our assets. Further, if the debt is placed in default, we could be required to reduce our expenses, curtail operations and/or raise capital through the sale of assets, issuance of equity or otherwise.

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

 Many of our customers are extended credit terms which are approved by us internally. While we attempt to cover as much of our credit risks as possible, not all of our risks can be fully covered due to the countries we operate in or the current credit conditions. Such exposure may translate into losses should there be any adverse changes to the financial condition of customers.

We operate in an industry that is subject to significant fluctuations in operating results that may result in unexpected reductions in revenue and stock price volatility.

 We operate in an industry that is subject to seasonal and operational fluctuations that can significantly impact our results from quarter to quarter. Factors that may influence our quarterly operating results include:

●	The volume and timing of customer orders received during the quarter;
●	The timing and magnitude of our customers’ marketing campaigns;
●	The loss or addition of a major customer or of a major retailer nomination;
●	The availability and pricing of materials for our products;
●	The increased expenses incurred in connection with the introduction of new products;
●	Currency fluctuations;
●	Political factors that may affect the expected flow of commerce;
●	Delays caused by third parties; and
●	Changes in our product mix or in the relative contribution to sales of our subsidiaries.

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

Our products are produced under strict supervision and controls to ensure that all materials and manufacturing processes comply with the industry and governmental regulations governing the markets in which these products are sold. However, if these controls fail to detect or prevent non-compliant materials from entering the manufacturing process, our products could cause damages to our customers’ products or processes and could also result in fines being incurred. The possible damages, replacement costs and fines could significantly exceed the value of our products and these risks may not be covered by our insurance policies.

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

As part of our operations we must consolidate and centralize the management of our subsidiaries. Additionally, we must effectively integrate the information systems of our worldwide operations with the information systems of our principal offices in California. Our failure to do so could result in lost revenues, delay financial reporting or have adverse effects on the information reported.

 Internet-based systems that we rely upon for our order tracking and management systems may experience disruptions and as a result we may lose revenues and customers.

To the extent that we fail to adequately update and maintain the hardware and software implementing our integrated systems, our customers may be delayed or interrupted due to defects in our hardware or our source code. In addition, since our software is Internet-based, interruptions in Internet service generally can negatively impact our ability to use our systems to monitor and manage various aspects of our customers’ needs. Such defects or interruptions could result in lost revenues and lost customers.

Security breaches and improper access to or disclosure of our proprietary information, or other hacking attacks on our systems, could adversely affect our business.

Our industry is prone to cyber attacks, with third parties seeking unauthorized access to our proprietary information and technology. Computer malware, viruses, and hacking and phishing attacks by third parties have become more prevalent in our industry and may occur on our systems in the future. We believe such attempts are increasing in number and in technical sophistication, and in some instances we may be unable to anticipate these techniques or to implement adequate preventative measures. Additionally, we may be unaware of an incident or its magnitude and effects. Although we have developed systems and processes that are designed to protect our proprietary information and to prevent other cybersecurity breaches, we cannot guarantee that such measures will provide absolute security.

Any failure to prevent or mitigate security breaches and improper access to or disclosure of our proprietary information could result in the loss or misuse of such proprietary information, which could harm our business and diminish our competitive position. Such attacks may also create system disruptions or cause shutdowns. Publicity about vulnerabilities and attempted or successful incursions could damage our reputation with customers and reduce demand for our products and services.

Affected private parties or government authorities could initiate legal or regulatory actions against us in connection with any security breaches, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Any of these events could have a material and adverse effect on our business, reputation, and operating results.

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

 Our business depends on the free flow of products and services through the channels of commerce. In response to terrorists’ activities and threats aimed at the United States, transportation, mail, financial and other services may be slowed or stopped altogether. Extensive delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential delays. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities. The United States economy in general may be adversely affected by terrorist activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

 None.

ITEM 2.     PROPERTIES

Our headquarters are located in the greater Los Angeles area, in Woodland Hills, California. We lease approximately 14,644 square feet of office, warehouse and product development spaces in the U.S. and 35,792 square feet of office, warehouse, product development, lab and testing space within Asia. The lease agreements related to these properties expire at various dates through October 2019. We believe our existing facilities are adequate to meet our needs for the foreseeable future.

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

	High	Low
Year ended December 31, 2015
1st Quarter	$0.20	$0.03
2nd Quarter	0.19	0.13
3rd Quarter	0.18	0.05
4th Quarter	0.20	0.13
Year ended December 31, 2014
1st Quarter	$0.34	$0.23
2nd Quarter	0.34	0.20
3rd Quarter	0.27	0.19
4th Quarter	0.22	0.15

On March 23, 2016 the closing sales price of our common stock as reported on the OTCQB was $0.15 per share. As of March 23, 2016, there were 26 record holders of our common stock and approximately 31.5% of our outstanding shares were held by brokers and dealers.

We intend to apply for listing on the NASDAQ Capital Market promptly following our compliance with the applicable initial listing requirements.

Dividends

We have never paid dividends on our common stock. In addition, our Credit Agreement with Princess Investment prohibits us from paying dividends without prior approval by Princess Investment. It is our intention to retain future earnings for use in our business.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock in the fourth quarter of 2015.

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

	(In thousands except per share data)
	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:
Talon Zipper net sales	$21,284	$24,710	$28,756	$22,062	$22,613
Talon Trim net sales (4)	27,069	24,613	23,691	22,539	19,056
Total net sales	$48,353	$49,323	$52,447	$44,601	$41,669
Income from operations (2)	$1,420	$1,740	$2,757	$995	$1,339
Net income (1)(2)(3)	$511	$572	$9,731	$679	$729
Net income per share	$0.01	$0.01	$0.17	$0.03	$0.04
Basic net income (loss) per share	$0.01	$0.01	$0.26	$(0.12)	$(0.10)
Diluted net income (loss) per share	$0.01	$0.01	$0.24	$(0.12)	$(0.10)

Weighted average shares outstanding – basic	92,268	92,154	56,213	22,458	20,568
Weighted average shares outstanding – diluted	93,522	94,301	60,555	22,458	20,568
Total comprehensive income (1)(2)(3)	$498	$573	$9,778	$685	$761

Consolidated Balance Sheets Data:
Cash and cash equivalents	$2,852	$2,603	$3,780	$8,927	$5,749
Total assets	$19,265	$18,102	$20,523	$18,976	$16,358
Debt facilities and capital lease obligations	$3,575	$4,164	$6,000	$3	$324
Series B Convertible Preferred Stock	$-	$-	$-	$23,979	$20,672
Stockholders’ equity (deficit)	$6,210	$5,134	$4,431	$(16,028)	$(13,919)

Per Share Data:
Net book value per common share	$0.07	$0.06	$0.05	$(0.68)	$(0.66)
Common shares outstanding	92,268	92,268	91,342	23,401	21,001
(1)

Net income for the year ended December 31, 2015 included a $715,000 one-time accrual for severance payments to our former CEO and board member, which were recognized upon separation, a $250,000 business email compromise fraud loss, and a $134,000 loss on extinguishment of debt.

(2)	Income from operations for the year ended December 31, 2013 includes $330,000, related to trademark infringement litigation recovery.

(3)

Benefit from income taxes, net, in the amount of $7,492,000 was recorded on December 31, 2013, arising from the recognition of our net deferred tax assets principally associated with our U.S. operating loss carryforwards.

(4)	During the 2015 fiscal year, we realigned the reporting of our operating segments into two reporting segments (Zippers and Trim) and have reclassified prior period results to reflect these product categories. Our Tekfit operating segment results are now aggregated and reported as part of our Trim operating segment.

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

Overview

Talon International, Inc. designs, manufactures, sells and distributes apparel zippers, various apparel trim products and specialty waistbands, shirt collars and other stretch technology and apparel components to manufacturers of fashion apparel, specialty retailers and mass merchandisers. We sell and market these products under various branded names including Talon® and Tekfit®. As a result, we operate the business globally under two product groups – Talon Zipper and Talon Trim.

We pursue the global expansion of our business through the establishment of Talon owned sales and distribution locations, and strategic manufacturing relationships. The manufacturing arrangements, in combination with Talon owned and affiliated facilities, improve our time-to-market throughout the world by sourcing, finishing and distributing to apparel manufacturers in their local markets.

Our primary business focus is on serving as an outsourced apparel zipper, trim and stretch technology fabric supplier, product design and development, sampling and sourcing department for the most demanding brands and retailers. We believe that design differentiation among brands and retailers is a critical marketing tool for our customers. By assisting our customers in the design, development, sampling and sourcing of all apparel components other than fabric and thread, we generally achieve higher margins for our products, create long-term relationships with our customers, grow our sales to a particular customer by serving a larger proportion of their brands and better differentiate our sales and services from those of our competitors. We are expanding our business globally, to better serve our apparel customers at the factory level, in addition to global brands and retailers. We believe we can lead the industry in apparel accessories by having strong relationships with our brand and retail customers and having a distributed service organization to serve our factory customers globally.

Our Tekfit stretch technology business provides manufacturers with Talon’s patented fabric stretch technology, manufacturing know-how, proprietary equipment and materials necessary to produce expandable waistbands, shirt collars and various other stretch technology apparel inner lining components. Our supply of this product to customers was limited prior to 2012 by a licensing dispute with the technology inventor. In March 2012 we ended the licensing dispute, acquired all U.S. licenses and patents for this product technology, and settled all matters of litigation with the original owner. Upon ending this dispute, we proceeded to actively expand our marketing and selling efforts of this unique product within the industry. Consequently, the revenues we derived from the sale of products incorporating this stretch technology were substantially limited for the periods prior to settlement of the litigation, and are only recently beginning to be reestablished as we introduce this technology to major retailers.

The adoption of new and innovative technology by major retailers, particularly where it modifies the style, design or performance of a garment, is a complicated and time-consuming process. New product innovations by major retailers can require 6 to 12 months to complete the design, marketing and manufacturing of the new item, and depending upon the seasonal aspect of the garment, introduction of the product to the market could require several additional months. Accordingly, the re-introduction of the Tekfit technology requires significant time to accomplish adoption within the retailers’ products. However, once adopted the production volumes continue to build as the technology is accepted across multiple styles with the retailer.

Results of Operations

Net Sales

For the years ended December 31, 2015, 2014 and 2013, total sales by geographic region based on customer delivery locations were as follows:

	Years Ended December 31,
	2015	2014	2013
Sales:
United States	$3,416,000	$4,396,000	$4,145,000
China	12,650,000	15,564,000	15,078,000
Hong Kong	10,638,000	11,497,000	14,682,000
India	3,103,000	2,523,000	2,114,000
Bangladesh	3,920,000	2,378,000	2,618,000
Vietnam	3,291,000	2,086,000	2,584,000
Other	11,335,000	10,879,000	11,226,000
Total	$48,353,000	$49,323,000	$52,447,000

The net sales for our two primary product groups are as follows:

	Years Ended December 31,
	2015	2014	2013
Product Group Net Sales:
Talon Zipper	$21,284,000	$24,710,000	$28,756,000
Talon Trim	27,069,000	24,613,000	23,691,000
Total	$48,353,000	$49,323,000	$52,447,000

Net sales are influenced by a number of factors, including demand, pricing strategies, new product launches, competitive products, roduct supply and foreign exchange rates.  See Item 1 "Business" for a discussion of our principal products.

Sales for the year ended December 31, 2015 were $48,353,000, reflecting a decrease of $970,000 or 2.0% as compared to the same period in 2014. Our Talon Zipper products sales for the year ended December 31, 2015 were $3,426,000 lower than the same period in 2014 due to decreased sales of $3,177,000 within our mass merchandising brand customers as compared to 2014, and by $249,000 in sales to our specialty retail brands customers as compared to 2014. For the year ended December 31, 2015, sales of Talon Trim products, which consist primarily of sales to specialty retail branded customers, increased by $2,456,000 compared to the same period in 2014, mainly due to new stretch technology programs and customers.

The lower sales experienced in 2015 compared to 2014 principally reflected continued weakness in our mass merchandising Talon Zipper customers and selected specialty retail brand customers, including specialty teen retailers we serve with our Talon Zipper offset by increases in Talon Trim sales. This marks a continuation of the general apparel retail trends including weakness which began in the second quarter of 2014 and which have continued throughout 2015. While retail trends are highly cyclical, industry data indicates that with lower consumer demand and excess carryover retail inventories which have been observed in the general apparel retail markets, the potential remains for continued weakness within the sensitive mass merchandising and to a lesser degree to the specialty retail brand customers’ sales. This outlook is expected to be offset however by expansion of existing customer programs and new customers adopting our stretch technology products into their product offerings.

Sales for the year ended December 31, 2014 were $49,323,000, reflecting a net decline of $3,125,000 or 6.0% as compared to the same period in 2013, principally the result of a decline in our Talon Zipper product sales. Our Talon Zipper products sales for the year ended December 31, 2014, were lower than in 2013 by $4,047,000. Talon Zipper product sales to our mass merchandising brand customers declined $2.0 million; and Talon Zipper product sales to teen apparel retailers declined $1.4 million from 2013. The lower Talon Zipper sales experienced in 2014 compared to 2013 was principally the result of a sharp decline in consumer retail apparel sales in the first half of 2014 (due in part to severe weather and lower consumer demand), which lead to excess retail inventories and a prompt reduction in retailers demand at the wholesale level. While retail trends are cyclical, weak consumer demand and resulting carryover retail inventories, generally can require numerous quarters to rebalance inventories with the demand, especially if demand remains weak as it did throughout 2014. Consequently, the potential remains for continued weakness in our Talon Zipper sales within the sensitive mass merchandising and teen specialty retail brand customers.

Partially offsetting the decline in Talon Zipper sales in 2014 were sales to new Talon Zipper customers added in the year of $1,274,000. For the year ended December 31, 2014, Talon Trim products sales increased by $922,000 compared to the same period in 2013, reflecting $1,737,000 in increased sales to our specialty retail brands customers, offset by an $815,000 reduction in mass merchandising brand customers sales. Substantially all of our Talon Trim products sales are to our specialty retail and teen apparel branded customers.

Cost of goods sold and selected operating expenses

The following table summarizes cost of goods sold and selected operating expenses for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands) and the percentage change in such operating expenses as compared to the previous year:

	2015	Change	2014	Change	2013

Sales	$48,353	-2%	$49,323	-6%	$52,447
Cost of goods sold	$32,070	-4%	$33,315	-6%	$35,475
% of sales	66%		68%		68%
Sales and marketing expenses	$6,415	1%	$6,330	8%	$5,889
% of sales	13%		13%		11%
General and administrative expense	$8,448	6%	$7,938	-5%	$8,327
% of sales	17%		16%		16%

Cost of goods sold

Cost of goods sold for the year ended December 31, 2015 decreased $1,245,000 as compared to the same period in 2014, representing a 2% improvement as a percentage of sales.  $556,000 of the decrease in the cost of goods sold was the result of lower overall sales volume, $867,000 was due to lower direct purchase costs associated with a greater mix of higher-margin products in the Talon Zipper and the Talon Trim products, offset by $178,000 higher manufacturing overhead costs, inventory obsolescence costs and freight expenses.

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

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2015 totaled $6,415,000, which was a slight increase when compared to the same period in 2014. This was mainly due to $124,000 of additional compensation costs and $156,000 of increased facilities and related expenses offset by a $254,000 reduction in new product development and marketing costs.

Sales and marketing expenses for the year ended December 31, 2014 totaled $6,330,000, an increase of $441,000 as compared to the same period in 2013, mainly due to $224,000 of additional compensation costs and a $219,000 increase in new product development and marketing costs.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2015 totaled $8,448,000 or 17.5% as a percentage of sales, as compared to general and administrative expenses in the prior year of $7,938,000 or 16.1% as a percentage of sales. General and administrative expenses were higher by $510,000 during the year ended December 31, 2015, as compared to the same period in 2014, mainly due to a $715,000 one-time accrual for severance payments to our former CEO and board member, recognized upon separation in 2015, $250,000 as a result of a business email compromise fraud loss (see below) offset by a $426,000 reduction in other compensation costs and a $236,000 reduction in facilities and related expenses.

In December 2015, we determined that we were the victim of criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in a transfer of funds in the amount of $250,000 to an overseas account held by a third party. We are currently in the process of attempting to recover these funds, though we do not know if we will be successful. As a result, we have recorded a charge of $250,000 in the fourth quarter of 2015.

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

Loss on extinguishment of debt

Loss on extinguishment of debt in the amount of $134,000 was recorded during the year ended December 31, 2015 as a result of paying off the Term Loan Payable to Union Bank. See Note 2 in the accompanying Notes to Consolidated Financial Statements.

Interest expense and interest income

Interest expense for the year ended December 31, 2015, increased by $102,000 to $513,000, as compared to the same period in 2014. Interest expense for the year ended December 31, 2014, increased by $385,000 to $415,000, as compared to the same period in 2013. Interest expense for the year ended December 31, 2015 included borrowings under Princess Investment Holdings, Inc. Credit facility (“Princess Investment Credit Facility”) and the related amortization of deferred financing costs and amortization of debt discounts (See Note 2 to the accompanying Notes to Consolidated Financial Statements). Interest expense for the year ended December 31, 2015 and 2014 included borrowings under our Credit Facilities with MUFG Union Bank, N.A., which were terminated on December 23, 2015 (formerly Union Bank, N.A., “Union Bank”).

A brief summary of interest expense and interest income is presented below:

	Years Ended December 31,
	2015	2014	2013
Amortization of deferred financing costs	$152,000	$91,000	$-
Amortization of debt discounts	22,000	-	-
Interest expense under Credit Facilities	308,000	318,000	28,000
Other interest expense	34,000	6,000	2,000
Interest expense	516,000	415,000	30,000
Interest income	(3,000)	(4,000)	(4,000)
Interest expense, net	$513,000	$411,000	$26,000

Income taxes

Provision for income taxes, net, for the year ended December 31, 2015, was $262,000 as compared to $756,000 in 2014 mainly due to lower taxable income and lower effective tax rate in 2015 versus 2014. The provision for income taxes at December 31, 2015 and 2014 includes consideration of all taxable income worldwide (See Note 6 in the accompanying Notes to Consolidated Financial Statements).

Provision for income taxes, net for the year ended December 31, 2014, was $756,000 as compared to a benefit from income taxes, net for the year ended December 31, 2013 of $7,000,000. The provision for income taxes at December 31, 2014 includes consideration of all taxable income worldwide. Whereas in 2013, the provision for income taxes excluded our US and India operations due to valuation reserves against the respective income from these entities. These valuation reserves were removed at December 31, 2013. The provision for income taxes, net for the year ended December 31, 2013, included the elimination of a tax liability of $135,000, originally recorded in 2007, for a tax position that could have been subject to reversal upon a regulatory review. At March 31, 2013, the time limit for regulatory assessment of the tax position expired and the liability was removed.

Liquidity and Capital Resources

The following table summarizes selected financial data at the following year end dates:

	December 31,
	2015	2014

Cash and cash equivalents	$2,852,000	$2,603,000
Total assets	$19,265,000	$17,933,000
Current liabilities	$9,238,000	$11,883,000
Long term liabilities	$3,817,000	$916,000
Stockholders’ Equity	$6,210,000	$5,134,000

We believe that our existing cash and cash equivalents, our anticipated cash flows from our operating activities, and available borrowings from our Credit Facilities, will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months. Approximately $2,000,000 remained in available borrowings under our Princess Investment Credit Facility as of December 31, 2015.

Cash and cash equivalents

Most of our cash is held within various financial institutions globally and as of December 31, 2015 and 2014 there were no restricted cash balances.

Cash and cash equivalents increased by $249,000 at December 31, 2015, as compared to December 31, 2014, principally due to $1,073,000 in cash provided by operating activities, $4,000,000 revolving line of credit borrowings from Princess Investment (“Revolving Line of Credit”) and $700,000 in Union Bank revolving credit loan borrowings (“Revolving Credit Loan”) offset by $2,833,000 in Union Bank term loan (“Term Loan Payable”) payments paid off at August 11, 2015, $2,200,000 repayments of Revolving Credit Loan paid off at December 23, 2015, $148,000 in payments of financing costs associated with credit facilities and $250,000 in payments for the acquisition of property and equipment and intellectual property rights, net of proceeds from selling of property and equipment.

Cash and cash equivalents declined by $1,176,000 at December 31, 2014 as compared to December 31, 2013, principally due to $2,167,000 in Term Loan Payable payments, $144,000 in payments related to taxes associated with the exercise of stock options and RSU settlements, and $274,000 in payments for the acquisition of property and equipment and intellectual property rights, offset by $889,000 in cash provided by operating activities, $1,000,000 in Revolving Credit Loan borrowings, net of repayments of $500,000, and $30,000 in proceeds from the exercise of stock options.

Cash flows

The following table summarizes our cash flow activity for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$1,073,000	$889,000	$3,192,000
Net cash (used in) investing activities	(250,000)	(271,000)	(329,000)
Net cash (used in) financing activities	(493,000)	(1,791,000)	(8,091,000)
Net effect of foreign currency translation on cash	(81,000)	(3,000)	80,000
Net increase (reduction) in cash and cash equivalents	$249,000	$(1,176,000)	$(5,148,000)

Operating Activities

The net cash provided by operating activities is our primary recurring source of funds, and reflects net income from operations, excluding non-cash charges and changes in operating capital. The net cash provided by operating activities during the years ended December 31, 2015, 2014 and 2013 resulted principally from:

	Years Ended December 31,
	2015	2014	2013
Net income before non-cash charges	$1,314,000	$1,477,000	$3,512,000
Inventory reductions (increases)	(171,000)	311,000	(135,000)
Accounts receivable reductions (increases)	(827,000)	539,000	36,000
Accounts payable and accrued expense increases (reductions)	748,000	(1,432,000)	86,000
Other increases (reductions) in operating capital	9,000	(6,000)	(307,000)
Cash provided by operating activities	$1,073,000	$889,000	$3,192,000

Investing Activities

Net cash used in investing activities for the year ended December 31, 2015 was $250,000, due to $223,000 relating to the net acquisition and disposal of property and equipment and $27,000 associated with an acquisition of intellectual property rights.

Net cash used in investing activities for the year ended December 31, 2014 was $271,000, due to $225,000 relating to the net acquisition and disposal of property and equipment and $46,000 associated with an acquisition of intellectual property rights.

Net cash used in investing activities for the year ended December 31, 2013 was $329,000, primarily due to the acquisition of property and equipment.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2015 was $493,000 reflecting $2,833,000 in Term Loan Payable payments, $2,200,000 in repayments of Revolving Credit Loan borrowings, $148,000 in payments of financing costs associated with Credit Facilities and $12,000 in repayment of borrowings under capital leases, offset by $4,000,000 Revolving Line of Credit from related party borrowings, and $700,000 in Revolving Credit Loan borrowings under our Union Bank Credit Facilities.

Net cash used in financing activities for the year ended December 31, 2014 was $1,791,000, which reflects $2,167,000 in Term Loan Payable payments, $10,000 in payments of financing costs associated with Credit Facilities and $144,000 in payments related to taxes associated with the exercise of stock options and RSU settlements, partially offset by $1,000,000 in Revolving Credit Loan borrowings under our Credit Facilities, net of $500,000 in repayments, and $30,000 in proceeds from the exercise of stock options.

Net cash used in financing activities for the year ended December 31, 2013 was $8,091,000, reflecting the redemption of Series B Preferred Stock of ($13,000,000) offset by the proceeds from the sale of stock of $5,500,000, the borrowings under our Union Bank Credit Facilities of $6,000,000 and the payment of the Promissory Note due to CVC California LLC of ($5,800,000), the associated issuance costs for the stock ($163,000) and redemption of the preferred shares ($154,000), the ($250,000) payment of financing costs, the redemption of common stock ($219,000), and the repayment of borrowings under capital leases and payments related to tax withholding on exercise of stock options ($5,000).

Facility with Princess Investment

On August 10, 2015, we entered into a loan and reimbursement agreement (“Loan Agreement”) with Princess Investment, pursuant to which Princess Investment agreed to make available to our Company a Revolving Line of Credit of up to $3,000,000. Advances under the Loan Agreement accrued interest on the unpaid principal balance initially at an annual rate of 12.5%. Accrued interest on the Revolving Line of Credit is payable monthly beginning September 1, 2015, and the principal amount is payable in monthly installments beginning September 1, 2016 and continuing through the maturity date of August 10, 2018. The Loan Agreement requires payment of a $60,000 loan fee at maturity, and together with additional legal fees total financing costs at inception amounted to $99,000. Pursuant to the Loan Agreement, we issued to Princess Investment warrants to purchase 1,000,000 shares of our common stock. The warrants are exercisable immediately upon issuance for a five-year period at an exercise price of $0.18 per share, and include a “cashless” exercise option.

On August 11, 2015, we received an advance from Princess Investment under the Loan Agreement in the amount of $1,500,000, of which $1,440,278 was used to pay off the Term Loan Payable to Union Bank during the quarter ended September 30, 2015 as further described in Note 7 to the accompanying Notes to Consolidated Financial Statements. We borrowed an additional $500,000 during the three months ended September 30, 2015, and we had an outstanding balance of $2,000,000 Revolving Line of Credit from Princess Investment at September 30, 2015 (reflecting a balance of $1,889,000 net of debt discounts).

On December 21, 2015, we entered into an amended and restated credit agreement (the “Princess Investment Credit Agreement”) with Princess Investment, which amended our existing Loan Agreement, dated August 10, 2015, with Princess Investment to, among other things, increase the borrowing availability under the Loan Agreement from $3,000,000 to $6,000,000 and extend the maturity date of the loan to December 21, 2020 (“the Maturity Date”) . Princess Investment may be deemed an affiliate of Kutula Holdings, Ltd., a significant stockholder of our company which also has the contractual right to designate a director to our Board of Directors.

Princess Investment will make advances under the Revolving Line of Credit from time to time as requested by us. We may prepay the Revolving Line of Credit at any time, and amounts prepaid may be re-borrowed through November 21, 2020. As part of the amendment to the Revolving Line of Credit, interest accrues on the unpaid principal balance at an annual rate of 11.5%. Interest on the Revolving Line of Credit for the period from December 21, 2015 through December 1, 2016 will accrue and be added to principal on December 1, 2016, and thereafter interest will be payable monthly in arrears. No principal payments will be due during the period ending December 31, 2017. Thereafter, principal will payable $25,000 per month during the twelve months ended December 31, 2018, $35,000 per month during the twelve months ended December 31, 2019 and $50,000 per month during the twelve months ended December 31, 2020, with the remaining outstanding principal amount payable on the Maturity Date. The Princess Investment Credit Agreement continues to require payment of a $60,000 loan fee at maturity.

The Princess Investment Credit Agreement requires us to comply with certain financial covenants, including a requirement not to incur a loss after taxes (as calculated in accordance with GAAP) of more than $1,000,000 in the aggregate for any two consecutive fiscal quarters, not to incur a loss after taxes for any three consecutive fiscal quarters and not to incur a loss after taxes for any trailing twelve month period ending at the end of any fiscal quarter.

The payment and performance of all our indebtedness and other obligations to Princess Investment, including all borrowings under the Princess Investment Credit Agreement, are guaranteed by our subsidiaries Talon Technologies, Inc. and Tag-It Pacific Limited pursuant to a Guaranty Agreement entered into on August 10, 2015, as amended on December 21, 2015. The payment and performance of all of our indebtedness and other obligations to Princess Investment under the Princess Investment Credit Agreement and related agreements are secured by liens on substantially all of our assets and the assets of our subsidiary guarantors pursuant to a Pledge and Security Agreement entered into on August 10, 2015, as amended on December 21, 2015. Pursuant to the Princess Investment Credit Agreement, we issued to Princess Investment warrants to purchase 2,000,000 shares of our common stock. The warrants are exercisable immediately upon issuance for a five-year period at an exercise price of $0.18 per share, and include a “cashless” exercise option.

On December 23, 2015, we received an advance from Princess Investment under the Princess Investment Credit Agreement in the amount of $2,000,000, of which $1,622,000 was used to pay in full all indebtedness outstanding under our Commercial Credit Agreement, dated December 31, 2013, with Union Bank, which indebtedness was scheduled to mature on December 31, 2015. At December 31, 2015, we had an outstanding principal balance of $4,000,000 under the Revolving Line of Credit and remaining availability of $2,000,000.

Upon repayment of our indebtedness under the Credit Agreement, Union Bank released its liens on our assets and those of our subsidiaries, Princess Investment became our only secured lender, and in addition to the Credit Agreement, the following agreements (the “Security Agreements”) terminated in accordance with their terms: Continuing Guaranties, dated December 31, 2013, executed by our current subsidiaries, Talon Technologies, Inc. and Tag-It Pacific Limited in favor of Union Bank; Security Agreements, dated December 31, 2013, executed by us and our current domestic subsidiary, Talon Technologies, Inc., and Union Bank; a Debenture executed by Tag-It Pacific Limited and Union Bank; an Intercreditor Agreement, dated August 10, 2015, among us, Princess Investment and Union Bank; and a Subordination Agreement, dated August 10, 2015, among us, Princess Investment and Union Bank.

Terminated Facility with Union Bank

On December 31, 2013, we entered into a Commercial Credit Agreement (the “Credit Agreement”) with Union Bank. The Credit Agreement initially provided for a 24 month revolving loan commitment and a 36 month term loan. (See Note 7 in the accompanying Notes to Consolidated Financial Statements). We used all of the proceeds of $5,000,000 from the Term Loan Payable and $827,000 of the proceeds of a Revolving Credit Loan under the Union Bank Credit Agreement to repay a $5,800,000 Promissory Note and related interest to CVC California LLC, our controlling stockholder at the time.

The Credit Agreement we entered into with Union Bank provided for a Revolving Credit Loan in the amount of up to $3,500,000 and initially included a Term Loan Payable in the amount of $5,000,000. While the Revolving Credit Loan commitment remained available through December 31, 2015, the Term Loan Payable was extinguished during the quarter ended September 30, 2015 using proceeds from the Revolving Line of Credit with Princess Investment Holdings Ltd. (see Note 2 of the accompanying Notes to Consolidated Financial Statements).

As of December 31, 2014, we had outstanding borrowings of $4,333,000, respectively under our Union Bank Credit Facilities, of which $1,500,000 related to obligations under the Revolving Credit Loan and the remainder related to the Term Loan Payable. As of December 31, 2015, we had no borrowings under the Credit Agreement and the Credit Agreement has been terminated.

The Credit Agreement, as amended, contained representations and warranties, affirmative and negative covenants and events of default, applicable to the parent company and its subsidiaries, which are customary for credit facilities of this type. The Credit Agreement initially included financial covenants applicable to the parent company and its subsidiaries, including maintaining a specified Fixed Charge Coverage Ratio between Adjusted EBITDA and future principal and interest payments as of the close of each fiscal quarter; a minimum EBITDA as of the close of each quarter for the 12-month period ended as of the last day of the quarter; and no incurrence of a net loss after taxes for more than two consecutive fiscal quarters commencing January 1, 2015. We did not satisfy the minimum Fixed Charge Coverage Ratio requirement and the minimum EBITDA requirement for the 12-month periods ended September 30, 2014 and December 31, 2014, and in connection therewith obtained waivers of non-compliance from Union Bank for these periods. In exchange for the waivers, we paid fees in the amount of $10,000 and a prepayment in the amount of $500,000 was applied to the principal of the Term Loan Payable as of December 31, 2014, and other certain provisions of the Credit Agreement were amended. On March 3, 2015, we further amended the Credit Agreement with Union Bank and agreed to modify the financial covenants to make certain prepayments to the Term Loan Payable excluded from the Fixed Charge Coverage Ratio calculation, and to re-amortize the Term Loan Payable payments. The additional principal repayments agreed to in the Amendment total $600,000, of which $400,000 were paid during the second quarter of 2015 and the remaining $200,000 were paid during the third quarter of 2015. In connection with the Amendment, we paid to Union Bank a loan modification fee of $50,000, half of which was paid on March 31, 2015 and the other half was paid on June 30, 2015. Additional legal fees were charged by Union Bank during the first quarter of 2015 in the amount of $7,000. During the year ended December 31, 2015, we obtained an advance under the Revolving Credit Loan of $700,000, and made repayments of $2,200,000, resulting in no outstanding borrowings at December 31, 2015.

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

On August 11, 2015, we received from Princess Investment an advance in the amount of $1,500,000 to pay off the Term Loan Payable to Union Bank. On December 23, 2015 we received from Princess Investment an advance in the amount of $2,000,000, of which $1,622,000 was used to pay off the Revolving Credit Loan to Union Bank.

Capital Leases

We have financed purchases of furniture and fixtures through various capital lease obligations. Our capital lease obligations as of December 31, 2015 are $95,000 and bear interest at a rate of 8.0% per annum. Under these obligations, we are required to make monthly payments of principal and interest through May 2019.

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

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2015 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period ($)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years
Revolving line of credit from related party	$6,353,000	$44,000	$1,309,000	$5,000,000
Operating leases	2,907,000	914,000	1,857,000	136,000
Capital leases	95,000	28,000	67,000	-
Total Obligations	$9,355,000	$986,000	$3,233,000	$5,136,000

Off-Balance Sheet Arrangements

At December 31, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Critical accounting policies are those that are important to the portrayal of our financial condition and results of operations, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

●

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectibility of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. The bad debt expenses, recoveries and allowances for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Years ended December 31,
	2015	2014	2013
Bad debt expense, net	$20,000	$15,000	$42,000
Allowance for accounts receivable doubtful accounts	$67,000	$51,000	$42,000

●

Inventories are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market value and are all substantially finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead costs. Inventory is evaluated on a continual basis and reserve adjustments are made based on management’s estimate of future sales value, if any, of specific inventory items. Inventory reserves are recorded for damaged, obsolete, excess, impaired and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. Inventory reserve is reduced by the disposition of inventory and write-off of reserved inventory, and increased by additions to the reserve for slow moving inventory. The inventory valuation provisions (recoveries) and allowances for inventory valuation reserves for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Years ended December 31,
	2015	2014	2013
Inventory valuation provisions (recoveries), net	$20,000	$(17,000)	$65,000
Allowance for inventory valuation reserves	$69,000	$199,000	$230,000

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

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 “Leases” (Topic 842). The new standard requires lessee recognition on the balance sheet of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. It is effective for fiscal years commencing after December 15, 2018 and early adoption is permitted. Management is currently evaluating the impact of this accounting standard on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. This ASU is part of the FASB's simplification initiative directed at reducing complexity in accounting standards. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. For public business entities, the amendments are effective in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., reclassifying the comparative balance sheet). Management is currently evaluating the impact of this accounting standard on our consolidated financial statements and notes thereto, and expects to adopt this guidance in the fiscal year ending December 31, 2016.

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. We previously reported that in April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-15 address the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements such that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 and ASU 2015-03 are effective for financial statements of public business entities issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company chose to early adopt the amendment at December 31, 2015. Other than reclassification of debt issuance costs net of amortization from assets to liabilities, no other effect is included on our financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”, to reduce the complexity in accounting for inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value, replacing the market value approach that required floor and ceiling considerations.  This guidance for public entities is effective for fiscal years beginning after December 15, 2016, with early adoption permitted.  We are in the process of evaluating the adoption of this ASU, but do not expect this to have a material effect on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The effective date for the ASU 2014-09 is deferred by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” to annual reporting periods beginning after December 15, 2018. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new standard will replace most existing revenue recognition guidance in U.S. GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. We do not expect that the adoption of this pronouncement will have a material impact on our Consolidated Financial Statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our sales are denominated in United States dollars or the currency of the country in which our products originate. We are exposed to market risk for fluctuations in the foreign currency exchange rates for certain product purchases that are denominated in Hong Kong dollars and Chinese Yuan. We do not intend to purchase contracts to hedge the exchange exposure for future product purchases. There were no hedging contracts outstanding as of December 31, 2015. Currency fluctuations can increase the price of our products to foreign customers, which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in United States dollars in various bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Talon International, Inc.
Woodland Hills, California

We have audited the accompanying consolidated balance sheets of Talon International, Inc. and subsidiaries (collectively, "the Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule of the Company, listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SingerLewak LLP
SingerLewak LLP
Los Angeles, California
March 24, 2016

TALON INTERNATIONAL, INC.

Consolidated balance sheets

	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$2,852,315	$2,603,138
Accounts receivable, net	3,796,209	3,019,749
Inventories, net	655,360	506,272
Current deferred income tax assets, net	997,067	746,370
Prepaid expenses and other current assets	554,389	551,775
Total current assets	8,855,340	7,427,304

Property and equipment, net	781,893	584,586
Intangible assets, net	4,313,948	4,300,084
Deferred income tax assets, net	5,046,345	5,374,468
Other assets	267,325	246,607
Total assets	$19,264,851	$17,933,049

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,087,561	$6,191,954
Accrued severance payments	526,671	-
Accrued commissions	645,503	375,407
Other accrued expenses	1,956,130	2,028,156
Revolving credit loan, net of deferred financing costs	-	1,470,658
Current portion of term loan payable	-	1,816,667
Current portion of capital lease obligations	21,940	-
Total current liabilities	9,237,805	11,882,842

Revolving line of credit from related party, net of discounts and deferred financing costs	3,492,772	-
Term loan payable, net of current portion and deferred financing cost	-	876,581
Capital lease obligations, net of current portion	60,784	-
Deferred income tax liabilities	5,406	13,961
Other liabilities	257,903	26,077
Total liabilities	13,054,670	12,799,461
Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common Stock, $0.001 par value, 300,000,000 shares authorized; 92,267,831 shares issued and outstanding at December 31, 2015 and 2014	92,268	92,268
Additional paid-in capital	64,754,306	64,175,254
Accumulated deficit	(58,738,782)	(59,250,109)
Accumulated other comprehensive income	102,389	116,175
Total stockholders’ equity	6,210,181	5,133,588
Total liabilities and stockholders’ equity	$19,264,851	$17,933,049

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

Consolidated statements of operations AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013

Net sales	$48,352,699	$49,322,684	$52,447,387
Cost of goods sold	32,069,601	33,314,773	35,474,536
Gross profit	16,283,098	16,007,911	16,972,851
Sales and marketing expenses	6,414,932	6,330,386	5,889,087
General and administrative expenses	8,447,694	7,937,820	8,326,540
Total operating expenses	14,862,626	14,268,206	14,215,627

Income from operations	1,420,472	1,739,705	2,757,224
Loss on extinguishment of debt	134,049	-	-
Interest expense, net	513,435	411,270	25,777
Income before provision for income taxes	772,988	1,328,435	2,731,447
Provision for (benefit from) income taxes, net	261,661	756,366	(6,999,640)
Net income	$511,327	$572,069	$9,731,087
Available to Preferred Stockholders:
Series B Preferred Stock liquidation preference increase	-	-	(1,914,470)
Series B Preferred Stock redemption discount, net	-	-	6,939,257
Net income applicable to Common Stockholders	$511,327	$572,069	$14,755,874
Per share amounts:
Net income	$0.01	$0.01	$0.17
Net income redeemed from Preferred Stockholders	-	-	0.09
Basic net income applicable to Common Stockholders	$0.01	$0.01	$0.26

Diluted net income applicable to Common Stockholders	$0.01	$0.01	$0.24

Weighted average number of common shares outstanding - Basic	92,267,831	92,153,648	56,213,272

Weighted average number of common shares outstanding - Diluted	93,521,809	94,301,166	60,554,721

Net income	$511,327	$572,069	$9,731,087
Other comprehensive income (loss) -
Foreign currency translation	(13,786)	1,390	47,303
Total comprehensive income	$497,541	$573,459	$9,778,390

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ equity (deficit)

Years Ended December 31, 2015, 2014 and 2013

	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance, January 1, 2013	23,400,808	$23,401	$58,458,731	$67,482	$(74,578,052)	$(16,028,438)
Stock based compensation			538,781			538,781
Foreign currency translation				47,303		47,303
Series B preferred stock liquidation preference increase					(1,914,470)	(1,914,470)
Series B preferred stock redemption discount, net					6,939,257	6,939,257
Common stock issued, net	61,111,109	61,111	5,276,218			5,337,329
RSU’s settlement in common stock	7,401,300	7,401	(7,401)			-
Common stock redemption	(576,000)	(576)	(218,304)			(218,880)
Exercise of stock options	4,998	5	(1,394)			(1,389)
Net income					9,731,087	9,731,087
Balance, December 31, 2013	91,342,215	91,342	64,046,631	114,785	(59,822,178)	4,430,580
Stock based compensation			243,377			243,377
Foreign currency translation				1,390		1,390
RSU’s settlement in common stock	610,894	611	(136,812)			(136,201)
Exercise of stock options	314,722	315	22,058			22,373
Net income					572,069	572,069
Balance, December 31, 2014	92,267,831	92,268	64,175,254	116,175	(59,250,109)	5,133,588
Stock based compensation			129,052			129,052
Foreign currency translation				(13,786)		(13,786)
Issuance of warrants to related party			450,000			450,000
Net income					511,327	511,327
Balance, December 31, 2015	92,267,831	$92,268	$64,754,306	$102,389	$(58,738,782)	$6,210,181

Series A Preferred Stock of 250,000 shares were authorized at December 31, 2012, with no shares ever issued or outstanding. In 2013, the Company amended the Corporation’s Certificate of Incorporation and eliminated all of the Series A Preferred Stock.

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$511,327	$572,069	$9,731,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	257,376	265,590	493,981
Gain (loss) on disposal of equipment	122	2,297	(408)
Loss on extinguishment of debt	134,049	-	-
Amortization of deferred financing cost and debt discounts	174,474	90,572	-
Stock based compensation	129,052	243,377	538,781
Deferred income taxes (benefits), net	68,186	305,074	(7,358,541)
Bad debt expense, net	19,938	14,624	42,204
Inventory valuation provisions (recoveries), net	19,973	(16,949)	65,241
Changes in operating assets and liabilities:
Accounts receivable	(826,936)	539,056	36,185
Inventories	(170,788)	310,876	(134,870)
Prepaid expenses and other current assets	(7,660)	26,796	(117,803)
Other assets	(22,847)	(36,458)	(26,322)
Accounts payable and accrued expenses	748,445	(1,432,069)	86,179
Other liabilities	38,493	3,904	(163,882)
Net cash provided by operating activities	1,073,204	888,759	3,191,832

Cash flows from investing activities:
Proceeds from the sale of equipment	509	2,783	2,325
Acquisitions of property and equipment	(224,046)	(227,989)	(330,948)
Acquisitions of intangibles	(26,948)	(46,057)	-
Net cash used in investing activities	(250,485)	(271,263)	(328,623)

Cash flows from financing activities:
Common stock issued	-	-	5,500,000
Proceeds from exercise of stock options	-	29,709	-
Common stock issuance costs	-	-	(162,671)
Series B preferred stock redemption costs	-	-	(154,429)
Series B preferred stock redemption	-	-	(13,000,000)
Common stock redemptions	-	-	(218,880)
Payments related to taxes on exercise of stock options and settlement of RSU’S	-	(143,537)	(1,389)
Revolving line of credit from related party borrowings	4,000,000	-	-
Revolving credit loan borrowings	700,000	1,000,000	1,000,000
Term loan payable borrowing	-	-	5,000,000
Financing costs associated with credit facilities	(147,669)	(10,000)	(250,000)
Payment of promissory note	-	-	(5,800,000)
Repayments of revolving credit loan	(2,200,000)	(500,000)	-
Payments of term loan payable	(2,833,334)	(2,166,666)	-
Payment of capital leases	(12,017)	-	(3,247)
Net cash used in financing activities	(493,020)	(1,790,494)	(8,090,616)

Net effect of foreign currency exchange translation on cash	(80,522)	(3,372)	79,582
Net increase (decrease) in cash and cash equivalents	249,177	(1,176,370)	(5,147,825)
Cash and cash equivalents at beginning of period	2,603,138	3,779,508	8,927,333
Cash and cash equivalents at end of period	$2,852,315	$2,603,138	$3,779,508

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
Supplemental disclosures of cash flow information:

Cash received (paid) during the period for:
Interest paid	$(310,379)	$(324,842)	$(29,199)
Interest received	$2,764	$3,863	$4,415
Income tax paid, net (principally foreign)	$(150,818)	$(417,589)	$(428,286)
Non-cash financing activities:
Warrants issued to related party	$450,000	$-	$-
Lease incentives	$133,333	$-	$-
Capital lease obligation	$94,741	$-	$-
Interest accrued on revolving line of credit from related party	$11,346	$-	$-
Series B preferred stock liquidation preference increase	$-	$-	$(1,914,470)
Series B preferred stock redemption discount	$-	$-	$7,093,686
Series B preferred stock redemption through issuance of promissory note	$-	$-	$5,800,000
Non-cash exercise of stock options and settlements of RSU’s in common stock	$-	$649	$7,401
Effect of foreign currency translation on net assets	$(13,786)	$1,390	$47,303

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

All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders’ equity, if material, and transaction gains and losses, if any, are recorded in the consolidated statement of operations in the period incurred. During 2015, 2014 and 2013, foreign currency translation and transaction gains and losses were not material. The Company does not engage in hedging activities with respect to exchange rate risk.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company had approximately $2.9 million and $2.4 million at financial institutions in excess of governmentally insured limits at December 31, 2015 and 2014.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectibility of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount based on the Company’s historical experience for issues not yet identified. The Company writes off an account when it is considered to be uncollectible. The total allowance for accounts receivable doubtful accounts at December 31, 2015 and 2014 was $67,217 and $50,563, respectively.

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

Inventories consist of the following:

	December 31,
	2015	2014
Finished goods	$724,372	$705,368
Less: Inventory valuation reserves	(69,012)	(199,096)
Inventories, net	$655,360	$506,272

Impairment of Long-Lived Assets

The Company records impairment charges when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is measured by assessing the usefulness of an asset or by comparing the carrying value of an asset to its fair value. Fair value is typically determined using quoted market prices, if available, or an estimate of undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of impairment loss is calculated as the excess of the carrying value over the fair value. Changes in market conditions and management strategy have historically caused us to reassess the carrying amount of the Company’s long-lived assets. The Company completed the required assessment as at the end of 2015 and 2014, and noted no impairment.

Property and Equipment

Property and equipment are recorded at historical cost. Maintenance and repairs are expensed as incurred. Upon retirement or other disposition of property and equipment, the related cost and accumulated depreciation or amortization are removed from the accounts and any gains or losses are included in results of operations.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment consist of the following:

	December 31,		Depreciable Life
	2015	2014	In Years (1)

Office equipment and computer related	$4,126,720	$4,055,517	3	-	5
Machinery and production related equipment	971,502	914,000	5	-	10
Leasehold improvements (2)	620,007	474,269
Furniture and fixtures	347,505	256,903		5
Cost, total	6,065,734	5,700,689
Less: Accumulated depreciation and amortization	(5,283,841)	(5,116,103)

Property and equipment, net	$781,893	$584,586

(1)	Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives as shown above.

(2)	Depreciable life for leasehold improvements represents the term of the lease or the estimated life of the related improvements, whichever is shorter.

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $244,292, $252,507 and $481,148, respectively.

Intangible Assets, net

Intangible assets consist of the Talon trade name acquired in a purchase business combination, patents, licenses, intellectual property rights and technology. Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other.” Intangible assets with estimable useful lives are amortized over their respective estimated useful lives using the straight-line method, and are reviewed for impairment in accordance with the provisions of ASC 360, “Property, Plant and Equipment.” Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset. Per ASC 350 the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not that an impairment exists, then the Company is required to estimate the fair value of the indefinite-lived intangible assets and perform a quantitative impairment test in accordance with ASU 350-30. The Company completed the required assessment as of December 31, 2015 and 2014, and noted no impairment.

From time to time the Company makes investments in product and technical opportunities that are complimentary to or enhancements to its apparel accessories business.  During the years ended December 31, 2015 and 2014, the Company invested $26,948 and $46,057, respectively in the acquisition of intellectual property rights complimentary to the Company’s Talon Zipper products. As of December 31, 2015 and December 31, 2014 the Company had accumulated investments of $73,005 and $46,057, respectively, for intellectual property rights complimentary to the Company’s Talon Zipper products, which were not yet in service.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014

Tradename - Talon trademark	$4,110,751	$4,110,751

Intellectual property rights and exclusive license	251,727	224,779
Less: Accumulated amortization	(48,530)	(35,446)
Intellectual property rights, net	203,197	189,333
Intangible assets, net	$4,313,948	$4,300,084

Amortization expense for intangible assets was $13,084 for the years ended December 31, 2015 and 2014 and $12,833 for the year ended December 31, 2013.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the implementation of ASC 740-10 relating to unrecognized tax benefits, the Company recognized an increase in liabilities for unrecognized tax benefits of approximately $245,800, which was accounted for as an increase in the January 1, 2007 accumulated deficit. The amount subsequently increased due to interest and penalties accrual. During the year ended December 31, 2013, the Company recorded an income tax benefit due to the elimination of a tax liability of $135,177, recorded in 2007, which was associated with tax positions that could have been subject to reversal upon a regulatory review. The time limit for regulatory assessment of the tax liability expired and the liability was removed (See Note 6). No unrecognized tax benefits were recorded during the years ended December 31, 2014 and 2015.

Stock-Based Compensation

The Company has employee equity incentive plans, which are described more fully in Note 4. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values in accordance with FASB ASC 718 “Compensation - Stock Compensation” (“ASC 718”). Accordingly, the Company measures share-based compensation at the grant date based on the fair value of the award.

ASC 718 requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations. Stock-based compensation expense recognized in the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1 of the applicable year based on the grant date fair value estimated in accordance with the pro-forma provisions of ASC 718, and compensation expense for the share-based payment awards granted subsequent to January 1 based on the grant date fair value estimated in accordance with the provisions of ASC 718. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the Consolidated Statements of Operations and Comprehensive Income for 2015, 2014 and 2013 is based on awards expected to vest, in accordance with ASC 718, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Foreign Currency Translation

The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for the Company’s subsidiaries in China and India. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized. Gains and losses resulting from foreign currency transactions and remeasurement adjustments of monetary assets and liabilities not held in an entity’s functional currency, which primarily affects the Company’s subsidiary in Hong Kong where the local currency of the Hong Kong Dollar is not the functional currency, are included in earnings.

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

Interest Expense and Interest Income – Interest expense reflects the cost of borrowing, amortization of deferred financing costs and amortization of debt discounts. Interest expense for the years ended December 31, 2015, 2014 and 2013 was $516,199, $415,133 and $30,192, respectively. Interest income of $2,764, $3,863 and $4,415 for the years ended December 31, 2015, 2014 and 2013, respectively, consists of earnings from interest bearing receivables.

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

Fair Value of Financial Instruments

FASB ASC 820, “Fair Value Measurements and Disclosures” defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses, revolving line of credit from related party, revolving credit loan, term loan payable, capital lease obligations and other liabilities. The book value of the financial instruments is representative of their fair values. In accordance with ASC 820, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1 and valued primarily using quoted market prices utilizing market observable inputs. At December 31, 2015 and 2014, cash equivalents consisted of money market fund balances measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $860,000 and $1,018,000, respectively.

Presentation

In order to facilitate the comparison of financial information, certain amounts reported in the prior year have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 “Leases” (Topic 842). The new standard requires lessee recognition on the balance sheet of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. It is effective for fiscal years commencing after December 15, 2018 and early adoption is permitted. Management is currently evaluating the impact of this accounting standard on the Company's consolidated financial statements.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. This ASU is part of the FASB's simplification initiative directed at reducing complexity in accounting standards. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. For public business entities, the amendments are effective in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., reclassifying the comparative balance sheet). Management is currently evaluating the impact of this accounting standard on the Company's consolidated financial statements and notes thereto, and expects to adopt this guidance in the fiscal year ending December 31, 2016.

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. The Company previously reported that in April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-15 address the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements such that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 and ASU 2015-03 are effective for financial statements of public business entities issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We choose to early adopt the amendment at December 31, 2015. Other than reclassification of debt issuance costs net of amortization from assets to liabilities, no other effect is included on the Company’s financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”, to reduce the complexity in accounting for inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value, replacing the market value approach that required floor and ceiling considerations.  This guidance for public entities is effective for fiscal years beginning after December 15, 2016, with early adoption permitted.  The Company is in the process of evaluating the adoption of this ASU, but does not expect this to have a material effect on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The effective date for the ASU 2014-09 is deferred by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” to annual reporting periods beginning after December 15, 2018. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new standard, which permits the use of either retrospective or cumulative effect transition method, will replace most existing revenue recognition guidance in U.S. GAAP.  The Company does not expect that the adoption of this pronouncement will have a material impact on its Consolidated Financial Statements.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - CREDIT FACILITIES, LONG TERM OBLIGATIONS AND RELATED PARTY TRANSACTIONS

Revolving Line of Credit from Related Party

On August 10, 2015, the Company entered into a loan and reimbursement agreement (“Loan Agreement”) with Princess Investment Holdings Inc. (“Princess Investment”). Princess Investment may be deemed an affiliate of Kutula Holdings, Ltd., a significant stockholder of the Company which also has the contractual right to designate a director to the Company’s Board of Directors. Pursuant to the Loan Agreement, Princess Investment agreed to make available to the Company a loan of up to $3,000,000 (“Revolving Line of Credit”). Advances under the Loan Agreement accrued interest initially on the unpaid principal balance at an annual rate of 12.5%. Accrued interest on the Revolving Line of Credit was payable monthly beginning September 1, 2015, and the principal amount was payable in monthly installments beginning September 1, 2016 and continuing through the maturity date of August 10, 2018. Pursuant to the Loan Agreement, the Company issued Princess Investment warrants to purchase 1,000,000 shares of the Company’s common stock. The warrants are exercisable immediately upon issuance for a five-year period at an exercise price of $0.18 per share on a cashless basis. On August 11, 2015, the Company received an advance from Princess Investment under the Loan Agreement in the amount of $1,500,000, of which $1,440,278 was used to pay off the Term Loan Payable to MUFG Union Bank N.A. on August 12, 2015 (See Retired Union Bank Credit Facilities). The Company borrowed an additional $500,000 through December 21, 2015, and had an outstanding balance of $2,000,000 under the Revolving Line of Credit from Princess Investment at December 21, 2015.

On December 21, 2015, the Company entered into an amended and restated credit agreement (the “Princess Investment Credit Agreement”) with Princess Investment, which amended the existing Loan Agreement, dated August 10, 2015, with Princess Investment to, among other things, increase the borrowing availability under the Loan Agreement from $3,000,000 to $6,000,000 and extend the maturity date of the loan to December 21, 2020 (the “Maturity Date”). The Princess Investment Credit Agreement requires the Company to comply with certain financial covenants, including a requirement not to incur a loss after taxes (as calculated in accordance with GAAP) of more than $1,000,000 in the aggregate for any two consecutive fiscal quarters, not to incur a loss after taxes for any three consecutive fiscal quarters and not to incur a loss after taxes for any trailing twelve month period ending at the end of any fiscal quarter.

Princess Investment will make advances under the Revolving Line of Credit from time to time as requested by the Company. The Company may prepay the Revolving Line of Credit at any time, and amounts prepaid may be re-borrowed through November 21, 2020. Under the amended terms, the Revolving Line of Credit will accrue interest on the unpaid principal balance at an annual rate of 11.5%. Interest on the Revolving Line of Credit for the period from December 21, 2015 through December 1, 2016 will accrue and be added to principal on December 1, 2016, and thereafter interest will be payable monthly in arrears. No principal payments will be due during the period ending December 31, 2017. Thereafter, principal will payable $25,000 per month during the twelve months ended December 31, 2018, $35,000 per month during the twelve months ended December 31, 2019 and $50,000 per month during the twelve months ended December 31, 2020, with the remaining outstanding principal amount payable on the Maturity Date. The Princess Investment Credit Agreement continues to require payment of a $60,000 loan fee at maturity.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The payment and performance of all the indebtedness and other obligations to Princess Investment, including all borrowings under the Princess Investment Credit Agreement, are guaranteed by the subsidiaries Talon Technologies, Inc. and Tag-It Pacific Limited pursuant to a Guaranty Agreement entered into on August 10, 2015, as amended on December 21, 2015. The payment and performance of all of the indebtedness and other obligations to Princess Investment under the Princess Investment Credit Agreement and related agreements are secured by liens on substantially all of the Company’s assets and the assets of the Company’s subsidiary guarantors pursuant to a Pledge and Security Agreement entered into on August 10, 2015, as amended on December 21, 2015.

Pursuant to the Princess Investment Credit Agreement, the Company issued to Princess Investment warrants to purchase 2,000,000 shares of its common stock. The warrants are exercisable immediately upon issuance for a five-year period at an exercise price of $0.18 per share, and include a “cashless” exercise option.

On December 23, 2015, the Company received an advance from Princess Investment under the Princess Investment Credit Agreement in the amount of $2,000,000, of which $1,622,000 was used to pay in full all indebtedness outstanding under the Commercial Credit Agreement, dated December 31, 2013, with MUFG Union Bank N.A., which indebtedness was scheduled to mature on December 31, 2015.

Upon repayment of the indebtedness under the Credit Agreement, Union Bank released its liens on the Company’s assets and those of the Company’s subsidiaries, Princess Investment became the only secured lender, and in addition to the Credit Agreement, the following agreements (the “Security Agreements”) terminated in accordance with their terms: Continuing Guaranties, dated December 31, 2013, executed by the Company’s current subsidiaries, Talon Technologies, Inc. and Tag-It Pacific Limited in favor of Union Bank; Security Agreements, dated December 31, 2013, executed by the Company and its current domestic subsidiary, Talon Technologies, Inc., and Union Bank; a Debenture executed by Tag-It Pacific Limited and Union Bank; an Intercreditor Agreement, dated August 10, 2015, among the Company, Princess Investment and Union Bank; and a Subordination Agreement, dated August 10, 2015, among the Company, Princess Investment and Union Bank.

After consideration of FASB ASC 480 “Distinguishing Liability and Equity” and ASC 815 “Derivatives and Hedging”, the Company concluded that the warrants issued to Princess Investment should be recorded as an equity instrument. The fair value of the first one million warrants of $130,000 issued with the debt facility at August 10, 2015 and the fair value of the additional two million warrants of $320,000 issued with this debt facility at December 21, 2015 were valued using the Black-Scholes model. The fair value of the warrants was recorded as additional paid in capital and reflected as a debt discount to the face value of the Revolving Line of Credit, which discount is amortized over the term of the Loan and recognized as additional interest cost as amortized.

Total interest related to the Revolving Line of Credit for the year ended December 31, 2015 amounted to $94,907. Total financing costs related to the Revolving Line of Credit during the year ended December 31, 2015 amounted to $107,965, of which $60,000 will be paid upon maturity and are amortized over the five year term of the Line of Credit.

The Company early adopted ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The amendment simplifies debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendment.. Other than reclassification of debt issuance costs net of amortization from assets to liabilities, no other effect is included on the financial statements. As a result of adopting ASU 2015-03, the Company reclassified debt issuance costs totaling $169,428 from Other assets to Term loan payable, net of current portion and Revolving credit loan as of December 31, 2014. $140,086 was reclassified into Term loan payable, which reduced the carrying amount from $1,016,667 to $876,581, and $29,342 was reclassified into Term loan payable, net of current portion, which reduced the carrying amount from $1,500,000 to $1,470,658.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015, the Company had an outstanding principal balance of $4,011,346 under the Revolving Line of Credit, and approximately $2,000,000 remained in available borrowings under the Revolving Line of Credit as of December 31, 2015.

	December 31,
	2015	2014

$4,000,000 revolving line of credit from related party and accrued interest payable per terms under Princess Investment Credit Agreement through maturity date of December 21, 2020; interest at a rate per annum of 11.5% as of December 31, 2015	$4,011,346	$-
Less: Debt discounts net of related amortization	(428,114)	-
Less: Deferred financing costs net of related amortization	(90,460)	-
	3,492,772	-
Less: Current portion	-	-

Revolving line of credit, net of debt discounts, deferred financing costs and current portion	$3,492,772	$-

Future minimum annual payments under the Revolving Line of Credit obligation are as follows:

Years ending December 31,	Amount	Principal (1)	Interest

2016	$43,519	$-	$43,519
2017	512,399	-	512,399
2018	796,512	300,000	496,512
2019	875,646	420,000	455,646
2020	4,124,590	3,735,643	388,947
Total	$6,352,666	$4,455,643	$1,897,023

(1)	Includes $455,643 compounded interest from December 21, 2015 through November 30, 2016.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense, net, included on the Company’s Consolidated Statements of Operations and Comprehensive Income is comprised as follows:

	Years Ended December 31,
	2015	2014	2013(1)

Revolving credit loan	$120,883	$61,733	$160
Term loan payable	93,280	257,071	833
Revolving line of credit from related party	94,907	-	-
Amortization of deferred financing cost	152,589	90,572	-
Amortization of debt discounts	21,885	-	-
Interest on promissory note	-	-	27,490
Total Credit Facilities related interest expense	483,544	409,376	28,483

Other interest expense (income), net	29,891	1,894	(2,706)
Interest expense , net	$513,435	$411,270	$25,777

(1)	Interest expense related to a retired Debt Facility.

Retired Union Bank Credit Facilities

On December 31, 2013, the Company entered into a Commercial Credit Agreement (the “Credit Agreement”) with MUFG Union Bank, N.A. (formerly Union Bank, N.A., “Union Bank”). The Credit Agreement initially provided for a 24 month revolving loan commitment and a 36 month term loan. The term loan was extinguished during the quarter ended September 30, 2015, and the revolving loan commitment with Union Bank paid off on December 23, 2015, using proceeds from related party borrowings (See Revolving Line of Credit from Related Party).

The revolving loan commitment included available borrowings of up to $3,500,000 (the “Revolving Credit Loan”), consisting of revolving loans and a sublimit of letters of credit not to exceed a maximum aggregate principal amount of $1,000,000. Borrowings under the Revolving Credit Loan initially carried interest at a per annum rate of two and one-half percent (2.50%) in excess of a reference rate (“Reference Rate”), which is an index rate determined by Union Bank from time to time as a means of pricing certain extensions of credit. The Reference Rate was 3.25% as of December 31, 2014.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The payment and performance of all indebtedness and other obligations under the Union Bank Credit Facilities were secured by liens on substantially all of the Company assets pursuant to the terms and conditions of security agreements and guaranties executed by the Company and its principle operating subsidiaries including Talon Technologies, Inc. (U.S. operation) and Tag-It Pacific Limited (Hong Kong operation).

On August 10, 2015, the Company entered into an amendment to the Credit Agreement with Union Bank, which provided for the elimination of financial covenants for the remaining term of the Credit Agreement, permitted the Company to incur $3,000,000 of subordinated indebtedness, and required the repayment of the outstanding Term Loan Payable in the principal amount of $1,440,278 plus accrued and unpaid interest by August 31, 2015. In connection with the amendment, the Company incurred approximately $18,000 in legal fees, representing additional financing costs to the Union Bank Credit Facilities. On August 11, 2015, the Company received an advance from Princess Investment, and on August 12, 2015, the Company paid off $1,440,278 in outstanding Term Loan Payable from Union Bank as well as the unpaid interest.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had outstanding borrowings as of December 31, 2014 of $4,333,334, under the Credit Facilities, of which $1,500,000 related to obligations under the Revolving Credit Loan and the remainder related to the Term Loan Payable. During the year ended December 31, 2015 and 2014, the Company obtained advances under the Revolving Credit Loan of $700,000 and $1,000,000 and made repayments of $2,200,000 and $500,000 during the year, resulting in no outstanding Revolving Credit Loan borrowing at December 31, 2015.

Term Loan Payable consisted of the following:

	December 31,
	2015	2014

$5,000,000 term loan payable to Union Bank dated December 31, 2013 payable in monthly payments per Credit Agreement and related amendments; interest at a rate per annum of 2.75% in excess of the reference rate of 3.25% as of December 31, 2014, increasing to 3.75% in excess of the reference rate at March 1, 2015	$-	$2,833,334
Less: Current portion	-	(1,816,667)
Less: Deferred financing costs	-	(140,086)
Term loan payable, net of current portion	$-	$876,581

Capital Leases

During the year ended December 31, 2015 the Company financed purchases of furniture and fixtures through various capital lease obligations. The obligation bears interest at the rate of 8% per annum and the Company is required to make monthly payments of principal and interest through May 2019.

At December 31, 2015, total property and equipment under capital lease obligations and related accumulated depreciation was $94,739 and $12,632. respectively. At December 31, 2014, there were no property and equipment under capital lease obligations.

Future minimum annual payments under these capital lease obligations are as follows:

Years ending December 31,	Amount

2016	$27,729
2017	27,728
2018	27,728
2019	11,554
Total payments	94,739
Less amount representing interest	(12,015)
Balance at December 31, 2015	82,724
Less current portion	21,940
Long-term portion	$60,784

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - STOCKHOLDERS’ EQUITY

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

The Company’s Certificate of Incorporation presently authorizes the issuance of 3,000,000 shares of Preferred Stock, having a par value of $0.001 per share. No shares of Preferred Stock were outstanding at December 31, 2015 and 2014.

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

The redemption of the Series B Preferred Stock eliminated the Preferred Stock liquidation preference obligation of $25,893,686, which had entitled the preferred stockholders to payment of the preference amount before payment to the common stockholders. The liquidation preference was scheduled to increase to $40,704,105 in 2016, the time that the preferred shares would have become mandatorily redeemable. The redemption resulted in an immediate benefit to common stockholders of $7,093,686 (less redemption costs of $154,429). Following the redemption of the Series B Preferred Stock, the Company amended the Corporation’s Certificate of Incorporation to eliminate all of the Series B Convertible Preferred Stock. There were no Series B Preferred Stock authorized, issued or outstanding as of December 31, 2015 and December 31, 2014, and the Company now has only common shares outstanding. In connection with the redemption of the Series B Preferred Stock, Mark Hughes, formerly CVC’s representative on the Company’s Board of Directors, resigned from the Board of Directors effective July 12, 2013. Pursuant to the Redemption Agreement, the existing Stockholder’s Agreement with CVC was terminated. This agreement was originally executed between CVC, Lonnie D. Schnell (the Company’s Chief Executive Officer at the time) and Larry Dyne (the Company’s Chief Executive Officer effective April 13, 2015 and President at the time).

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the Series B Preferred Stock activity:

Series B Preferred Stock as of December 31, 2012	$23,979,216
Series B Preferred Stock liquidation preference increase for January 1-July 12, 2013	1,914,470
Series B Preferred Stock as of July 12, 2013 per original redemption value	25,893,686
Series B Preferred Stock redemption discount (1)	(7,093,686)
Series B Preferred Stock before the Redemption	18,800,000
Series B Preferred Stock Redemption on July 12, 2013	(18,800,000)
Series B Preferred Stock as of December 31, 2013, 2014 and 2015	$-

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Series B Preferred Stock was initially recorded at the fair value of $17,277,600 as of July 30, 2010, reduced by the beneficial conversion feature ($1,283,343) and stock issuance costs ($190,744), for a net value of $15,803,513 as of July 30, 2010. The value of the Series B Preferred Stock was adjusted as follows as a consequence of its redemption features:

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s 2007 Stock Plan was approved by the Company’s stockholders in 2007, and replaced the 1997 Stock Plan (which was adopted on October 1, 1997) that had previously authorized the granting of a variety of stock-based incentive awards. The 2007 Stock Plan authorizes up to 2,600,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. No further awards will be granted under the 2007 Stock Plan.

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

Options granted for the years ended December 31, 2015, 2014 and 2013 totaled 800,000, 4,045,000 and 400,000, respectively.

No options were exercised during the year ended December 31, 2015.

During the year ended December 31, 2014, options were exercised to acquire 186,458 shares of common stock under the 2007 and 2008 Stock Incentive Plans, and 148,820 shares were retained by the Company in payment of the weighted average exercise per share of $0.18 and the tax associated with the exercise of the options. At the time of exercise, the intrinsic value of the options exercised was $0.27 per share, and the retained shares had a value of $40,181. During the year ended December 31, 2014, options were also exercised to acquire 277,084 shares of common stock under the 2008 Stock Incentive Plan. Cash received upon exercise was $29,709 at a weighted average of $0.11 per share. At the time of exercise, the intrinsic value of the options exercised was $0.23 per share.

During the year ended December 31, 2013, an employee exercised options to acquire 11,875 shares of common stock under the 2008 Stock Incentive Plan, and 6,877 shares were retained by the Company in payment of the exercise price of $0.08 per share and the tax associated with the exercise of the options. At the time of exercise, the intrinsic value of the options exercised was $0.34 per share, and the retained shares were valued at $2,339.

Pursuant to the Princess Investment Loan Agreement and Credit Agreement, during the year ended December 31, 2015, the Company issued Princess Investment warrants to purchase 3,000,000 shares of the Company’s common stock. The warrants are exercisable immediately upon issuance for a five-year period at an exercise price of $0.18 per share on a cashless basis (See Note 2).

The following table summarizes the activity in the Company’s share-based compensation plans and other share-based grants:

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - January 1, 2013	6,372,100	$0.21
Granted	400,000	$0.28
Exercised	(11,875)	$0.08
Cancelled	(538,500)	$0.50
Options outstanding - December 31, 2013	6,221,725	$0.19
Granted	4,045,000	$0.21
Exercised	(463,542)	$0.13
Cancelled	(55,416)	$0.19
Options outstanding - December 31, 2014	9,747,767	$0.20
Granted	800,000	$0.15
Exercised	-	$-
Cancelled	(2,112,500)	$0.25
Options outstanding - December 31, 2015	8,435,267	$0.18
Non Employees
Warrants outstanding – January 1, 2013 and December 31, 2014	-	$-
Granted	3,000,000	$0.18
Exercised	-	$-
Cancelled	-	$-
Warrants outstanding - Decembers 31, 2015	3,000,000	$0.18

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years ended December 31,
	2015			2014			2013
Stock options and Warrants
Expected volatility	242	-	266%	255	-	260%	330%
Expected term (yrs)	5.0	-	6.1	5.3	-	6.1	5.3
Expected dividends		-			-		-
Risk-free rate	1.6	-	2.0%	1.6	-	1.8%	1.5%

A summary of the Company’s stock option and warrants information as of December 31, 2015 and 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Employees and Directors stock options
At December 31, 2015:
Outstanding	8,435,267	$0.18	5.7	$0.03
Vested and Expected to Vest	8,381,079	$0.18	5.6	$0.04
Exercisable	6,322,764	$0.18	4.6	$0.04
At December 31, 2014:
Outstanding	9,747,767	$0.20	6.8	$0.03
Vested and Expected to Vest	9,638,553	$0.20	6.8	$0.03
Exercisable	5,692,139	$0.20	4.9	$0.05

Non-employee warrants
At December 31, 2015:
Outstanding	3,000,000	$0.18	4.9	$0.00
Vested and Expected to Vest	3,000,000	$0.18	4.9	$0.00
Exercisable	3,000,000	$0.18	4.9	$0.00
At December 31, 2014:
Outstanding	-	-	-	-
Vested and Expected to Vest	-	-	-	-
Exercisable	-	-	-	-

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value of the stock options and warrants was calculated as the difference between the exercise price of a stock option or a warrant, as applicable, and the quoted price of the Company’s common stock at December 31, 2015 and 2014. The aggregate intrinsic value excludes stock options or warrants that have exercise prices in excess of the quoted price of the Company’s common stock at December 31, 2015 and 2014.

There were approximately $363,197 of total unrecognized compensation costs related to non-vested stock options as of December 31, 2015. This cost is expected to be recognized over a weighted-average period of 5.7 years. There were approximately $707,205 of total unrecognized compensation costs related to non-vested stock options as of December 31, 2014. This cost was expected to be recognized over the weighted-average period of 3.5 years.

Restricted Stock Units (RSU’s)

There were no outstanding RSUs and no unamortized stock-based compensation expense related to RSUs as of December 31, 2015 and 2014.

The following table summarizes RSU activity:

	Number of RSUs			Weighted Average Grant date
	Unvested	Vested	Total	value per RSU
RSUs outstanding - December 31, 2012	3,467,100	5,089,900	8,557,000	$0.196
Vested	(2,311,400)	2,311,400	-	$0.196
Common stock issued	-	(7,401,300)	(7,401,300)	$0.196
RSUs outstanding - December 31, 2013	1,155,700	-	1,155,700	$0.196
Vested	(1,155,700)	1,155,700	-	$0.196
Common stock issued (1)	-	(1,155,700)	(1,155,700)	$0.196
RSUs outstanding - December 31, 2014 and 2015	-	-	-	$-
(1)

On January 30, 2014, 610,894 shares of common stock were issued upon final settlement of vested restricted stock units, and the equivalent of 544,806 shares were retained by the Company in payment of the tax associated with the vesting of restricted stock units previously granted to the reporting persons.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NET INCOME PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Years Ended December 31,
	2015			2014			2013
	Net income (Numerator)	Shares (Denominator)	Per Share Amount	Net income (Numerator)	Shares (Denominator)	Per Share Amount	Net income (loss) (Numerator)	Shares (Denominator)	Per Share Amount

Net income	$511,327	92,267,831	$0.01	$572,069	92,153,648	$0.01	$9,731,087	56,213,272	$0.17
Series B preferred stock liquidation preference increase	-	-	0.00	-	-	0.00	(1,914,470)	-	(0.03)
Series B preferred stock redemption discount, net (See Note 3 and Note 4)	-	-	0.00	-	-	0.00	6,939,257	-	0.12
Basic net income applicable to common stockholders	511,327	92,267,831	0.01	572,069	92,153,648	0.01	14,755,874	56,213,272	0.26
Stock options, Warrants, RSUs and Series B preferred stock with dilutive effect	-	1,253,978	-	-	2,147,518	0.00	-	4,341,449	(0.02)
Diluted net income applicable to common stockholders	$531,327	93,521,809	$0.01	$572,069	94,301,166	$0.01	$14,755,874	60,554,721	$0.24

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2015, options to purchase 2,691,667 shares of common stock exercisable between $0.04 and $0.11 per share were included in the computation of diluted net income per share. Options to purchase 5,743,600 shares of common stock exercisable between $0.15 and $1.33 per share and warrants to purchase 3,000,000 shares of common stock exercisable at $0.18 per share, were outstanding, but were not included in the computation of diluted net income per share applicable to common stockholders because they would have an antidilutive effect on the net income per share.

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

For the year ended December 31, 2013, options to purchase 3,153,125 shares of common stock exercisable between $0.04 and $0.11 per share and RSUs to settle for 1,155,700 common shares were included in the computation of diluted net income per share. Options to purchase 3,068,600 shares of common stock exercisable between $0.16 and $5.23 per share were outstanding, but were not included in the computation of diluted net income per share applicable to common stockholders because they would have an antidilutive effect on the net income per share.

NOTE 6 - INCOME TAXES

The components of the provision for income taxes included in the consolidated statements of operations are as follows:

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$-	$-	$-
State	3,294	5,596	4,731
Foreign	190,181	445,696	354,170
Total current	193,475	451,292	358,901
Deferred:
Federal	56,835	259,028	(5,822,530)
State	4,051	68,214	(1,502,877)
Foreign	7,300	(22,168)	(33,134)
Total deferred	68,186	305,074	(7,358,541)
Total	$261,661	$756,366	$(6,999,640)

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory Federal income tax rate with the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2015	2014	2013
Current:
Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	0.6	3.7	(36.2)
Change in effective foreign tax rate	(4.1)	(12.5)	(10.7)
Foreign dividend, net of foreign tax credit	3.8	21.1	12.8
Other permanent differences	6.2	8.8	0.3
Change in valuation allowance	(14.6)	(1.9)	(268.3)
Change in uncertainty in income taxes	-	-	(4.9)
Other	8.0	3.7	16.7
Total	33.9%	56.9%	(256.3)%

Net income (loss) before income taxes is as follows:

	Years Ended December 31,
	2015	2014	2013

Domestic	$574,028	$(151,579)	$992,625
Foreign	198,960	1,480,014	1,738,822
Total	$772,988	$1,328,435	$2,731,447

The primary components of temporary differences which give rise to the Company’s deferred tax being presented as part of Current deferred income tax assets, net, Deferred income tax assets, net, or Deferred income tax liabilities (in long term liabilities) in the Company’s Consolidated Balance Sheet are as follows:

	December 31,
	2015	2014
Net deferred income taxes:
Net operating loss carry-forward	$5,840,011	$5,972,254
Intangible assets, net	(1,304,246)	(1,149,382)
Property and equipment, net	(62,447)	(32,598)
Related party interest	4,486	-
Inventory allowance	-	57,107
Credit carryforwards	1,019,565	850,851
Stock awards expense	351,375	320,336
Payroll	240,915	203,877
Other	17,393	124,133
Total	6,107,052	6,346,578
Less: Valuation allowance	(69,046)	(239,701)
Net deferred income taxes	$6,038,006	$6,106,877
Presented as part of:
Current deferred income tax assets, net	$997,067	$746,370
Deferred income tax assets, net	$5,046,345	$5,374,468
Deferred income tax liabilities	$(5,406)	$(13,961)

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2007, as a result of the implementation of ASC 740-10, the Company recognized an increase in liabilities for unrecognized tax benefits of $245,800, which was accounted for as an increase in the January 1, 2007 accumulated deficit. Interest recorded per ASC 740-10 was recorded as part of interest expense in the Company’s statements of operations. At March 31, 2013, the Company recorded an income tax benefit, associated with the elimination of a portion of the ASC 740-10 tax liability, of $135,177 as the time limit for regulatory assessment of the tax liability had expired.

A reconciliation of the ASC 740-10 adjustments is as follows:

	Years Ended December 31,
	2015	2014	2013

Beginning Balance	$-	$-	$133,602
Interest and penalties	-	-	1,575
Elimination of a tax liability as a result of a lapse of the applicable statue of limitations	-	-	(135,177)
Ending Balance	$-	$-	$-

For the years ended December 31, 2015, 2014 and 2013 there were no unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period, and there were no decreases in the unrecognized tax benefits relating to settlements with taxing authorities.

At December 31, 2015 and 2014, the Company had Federal net operating loss carry-forwards (or “NOLs”) of approximately $14.3 million and $14.5 million, respectively, and State NOLs of $18.4 million and $18.7 million, respectively. The Federal NOL and State NOL are available to offset future taxable income through 2032. Section 382 of the Internal Revenue Code places a limitation on the ability to realize net operating losses in future periods if the ownership of the Company has changed more than 50% within a three-year period.

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

Due to the Recapitalization Agreement between the Company and CVC on July 30, 2010 (See Note 3), the application of I.R.C. Section 382 was required. As a consequence of the application of Section 382, the Company’s NOL limitation was determined to be approximately $2.2 million annually for each of the first five years and $0.7 million annually for up to 20 years following the date of the transaction. At the date of the Recapitalization transaction, the Section 382 limitation reduced the Company’s NOL carry-forwards by approximately $45.0 million for the Federal NOL and $9.0 million for the State NOL.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 2015 the Company included in its consolidated U.S. federal tax provision approximately $150,000 deemed dividend and related gross-up due to earnings from the Company’s Hong Kong foreign subsidiary.

In 2014 the Company included in its consolidated U.S. federal tax return $1.4 million deemed dividend and related gross-up due to earnings from the Company’s Hong Kong foreign subsidiary.

In 2013 the Company included in its consolidated U.S. federal tax return $1.8 million dividend and related gross-up due to earnings from the Company’s HK foreign subsidiary.

Tax years subject to examination by the tax authorities for Talon International, Inc. for Federal returns (US) are 2011 through 2015, for Talon International, Inc. State returns (US) are 2010 through 2015, and for the foreign subsidiaries, 2006 through 2015.

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

The future minimum lease commitments at December 31, 2015, are approximately as follows:

Years Ended December 31,	Amount

2016	$913,782
2017	836,562
2018	574,629
2019	445,344
2020	136,208
Total minimum payments	$2,906,525

Total rental expense for the years ended December 31, 2015, 2014 and 2013 aggregated $878,518, $793,385 and $765,774, respectively.

Profit Sharing Plan

In October 1999, the Company established a 401(k) profit-sharing plan for the benefit of eligible employees. The Company may make annual contributions to the plan as determined by the Board of Directors. The Company matched contributions for all employees under the Company’s 401(k) plan up to 100% of an employee’s contributions to a maximum of $1,000 during 2013, and to 50% of an employee’s contribution to a maximum of $2,000 beginning in January 2014, subject to any limitations imposed by ERISA.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total contributions for the years ended December 31, 2015, 2014 and 2013 amounted to $60,055, $43,846, and $21,000, respectively.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company manufactures and distributes a full range of zipper (Talon Zipper) and trim (Talon Trim) components, which includes stretch technology component products, to specialty retailers and mass merchandisers. The Company’s organization is based on operating divisions representing these major product lines, and the Company’s Chief Operating Decision Makers (“CODM”, identified as the Company’s executive officers with the oversight of Talon’s Board of Directors) use these divisions to assess performance, allocate resources and make other operating decisions.

During the fourth quarter of the current fiscal year, the Company realigned how it reports its operating segments to better conform to the way management views the business. In making this determination, the Company examined how the CODM evaluates the performance of the Company and as such reconsidered the aggregation of reporting segments in accordance with the aggregation criteria under ASC 280, Segment Reporting.

As a result of this assessment, the Company has identified and realigned the reporting of its operating segments into two reporting segments (Talon Zipper and Talon Trim) and has reclassified prior period results to reflect these product categories. The Tekfit operating segment results are now aggregated and reported as part of the Trim operating segment.

Under ASC 280, a public entity reports a measure of assets for each reportable segment for those assets that are included in the measure of the segment’s assets provided to the CODM. If no asset information is provided for a reportable segment, disclosure of segment assets is not required, but that fact and the reason for its exclusion should be disclosed. In addition, an entity is required to disclose its equity investments and capital expenditures if these items are included in the measure of segment assets reviewed by the CODM.

Information about the assets, equity investments and capital expenditures for each of the reportable segments is not maintained by the Company and therefore is not reviewed by the CODM; the CODM reviews and assesses assets, equity investments and capital expenditures on a consolidated basis. As a result, information about the assets, equity investments and capital expenditures for each of the reportable segments is not included in the Company’s segment reporting footnote.

As the Company evolves, adjustments may be made as to how the Company allocates resources and analyzes performance, which can result in a change to these segments.

The net revenues and operating margins for the two reporting segments are as follows:

	Year Ended December 31, 2015
	Talon Zipper	Talon Trim	Consolidated
Net sales	$21,283,641	$27,069,058	$48,352,699
Cost of goods sold	15,708,581	16,361,020	32,069,601
Gross profit	$5,575,060	$10,708,038	16,283,098
Operating expenses			14,862,626
Income from operations			$1,420,472

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31, 2014
	Talon Zipper	Talon Trim	Consolidated

Net sales	$24,709,639	$24,613,045	$49,322,684
Cost of goods sold	17,951,591	15,363,182	33,314,773
Gross profit	$6,758,048	$9,249,863	16,007,911
Operating expenses			14,268,206
Income from operations			$1,739,705

	Year Ended December 31, 2013
	Talon Zipper	Talon Trim	Consolidated
Net sales	$28,756,206	$23,691,181	$52,447,387
Cost of goods sold	20,459,426	15,015,110	35,474,536
Gross profit	$8,296,780	$8,676,071	16,972,851
Operating expenses			14,215,627
Income from operations			$2,757,224

The Company distributes its products internationally and has reporting requirements based on geographic regions. Long-lived assets are attributed to countries based on the location of the assets and revenues are attributed to countries based on customer delivery locations, as follows:

	Years Ended December 31,
	2015	2014	2013
Sales:
United States	$3,416,139	$4,396,352	$4,145,383
China	12,649,786	15,564,055	15,078,074
Hong Kong	10,637,605	11,496,969	14,681,767
India	3,103,010	2,522,576	2,114,044
Bangladesh	3,920,185	2,377,472	2,617,840
Vietnam	3,290,555	2,086,261	2,584,093
Other	11,335,419	10,878,999	11,226,186
Total	$48,352,699	$49,322,684	$52,447,387

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2015	2014	2013
Long-lived Assets:
United States	$4,793,042	$4,554,831	$4,514,104
China	213,887	178,873	88,962
Hong Kong	88,912	150,966	278,636
Total	$5,095,841	$4,884,670	$4,881,702

NOTE 9 - MAJOR CUSTOMERS AND VENDORS

For the years ended December 31, 2015, 2014 and 2013, the Company’s three largest customers represented approximately 6%, 5% and 5%, respectively, of consolidated net sales.

Three vendors, each representing more than 10% of the Company’s purchases, accounted for approximately 74% of the Company’s purchases for the year ended December 31, 2015, approximately 68% of the Company’s purchases for the year ended December 31, 2014, and approximately 57% of the Company’s purchases for the year ended December 31, 2013.

Included in accounts payable and accrued expenses at December 31, 2015 and 2014 is $3,733,646 and $4,102,625 due to these vendors.

NOTE 10 - QUARTERLY RESULTS (UNAUDITED)

Quarterly results for the years ended December 31, 2015 and 2014 are reflected:

	Year Ended December 31, 2015
	1st	2nd	3rd	4th
Net sales	$10,808,422	$15,797,278	$9,992,091	$11,764,908
Gross profit	$3,563,907	$5,032,959	$3,373,541	$4,312,691
Income from operations	$(145,819)	$772,841	$163,231	$630,219
Net income (loss)	$(159,223)	$448,507	$(90,353)	$312,396
Net income (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00
Basic and diluted net income (loss) per share applicable to Common Stockholders	$(0.00)	$0.00	$(0.00)	$0.00
Total comprehensive income (loss)	$(158,944)	$448,818	$(100,573)	$308,240

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2014
	1st	2nd	3rd	4th
Net sales	$11,343,118	$15,959,169	$11,749,970	$10,270,427
Gross profit	$3,734,956	$5,405,460	$3,718,732	$3,148,763
Income (loss) from operations	$142,195	$1,481,564	$315,122	$(199,176)
Net income (loss)	$17,265	$814,475	$57,086	$(316,757)
Net income (loss) per share	$0.00	$0.01	$0.00	$(0.00)
Basic and diluted net income (loss) per share applicable to Common Stockholders	$0.00	$0.01	$0.00	$(0.00)
Total comprehensive income (loss)	$18,357	$815,241	$55,944	$(316,083)

The Company typically experiences seasonal fluctuations in sales volume consistent with the purchase demands within the apparel industry. In most years, these seasonal fluctuations result in lower sales volumes for the Company’s business in the first and fourth quarters of each year, with the second quarter being the Company’s peak sales period, followed by the Company’s third quarter due to the seasonal buying patterns by the majority of the Company’s customers. Sales of the Company’s products typically precede the retail sales patterns by 90 to 150 days. The apparel retailers typically experience their highest sales volumes during the fourth quarter in association with year-end holiday purchases, accordingly this order demand typically results in higher second and third calendar quarter revenues. Backlogs of sales orders are not considered material in the industries in which the Company competes, which reduces the predictability of the Company’s sales and reinforces the volatility of these cyclical buying patterns on the Company’s sales volume.

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not aggregate to the per share amounts for the year.

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluated subsequent events after the balance sheet date of December 31, 2015 through the date of the filing of this report, and determined that there were no reportable subsequent events.

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

As of the end of the period covered by this report, management, with the participation of Larry Dyne, our principal executive officer, and Nancy Agger-Nielsen our principal accounting officer and principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, Mr. Dyne and Ms. Agger-Nielsen concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, the Company’s management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, our management has concluded that control over financial reporting was effective as of December 31, 2015.

Pursuant to applicable law, this annual report is not required to include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our executive officers and directors as of March 24, 2016.

Name	Age	Position

Directors:
Mark Dyne (1)	55	Chairman of the Board of Directors
Larry Dyne (1)	43	Chief Executive Officer and Director
David Ellis	52	Director
Morris D. Weiss	56	Director
Robert L. Golden	53	Director

Other Executive Officers:
Nancy Agger-Nielsen	53	Chief Financial Officer
Gary Dyne	59	Executive Vice President of Global Sales
Peter Vaz	47	Executive Vice President of Asia Operations

(1)	Mark Dyne and Larry Dyne are brothers.
(2)	Gary Dyne and Larry Dyne are first cousins.

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

Larry Dyne

Larry Dyne is our Chief Executive Officer. Prior to this, Mr. Dyne served as our President from 2009 until his appointment as Chief Executive Officer in April 2015. Mr. Dyne has been our employee since 1997, and an employee of a predecessor company since 1992. Over his tenure, Mr. Dyne has filled a number of roles with us including Executive Vice President of Sales as well as Vice President of Product Development and Global Sourcing, and Vice President of Trim Sales with responsibility for all domestic print production. Through these positions, Mr. Dyne has established extensive and long-term relationships with the world’s top brands and clothing retailers.

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

Morris D. Weiss

Morris Weiss has served on our Board of Directors since May 2012. Mr. Weiss is a partner at the law firm of Waller Lansden Dortch & Davis, LLP, where Mr. Weiss specializes in commercial bankruptcy and restructuring matters as well as complex commercial litigation. Prior to joining Waller Lansden Dortch & Davis, LLP in 2016, Mr. Weiss was a partner with the law firm of Hohmann, Taube & Summers, LLP since 2010. Mr. Weiss was the Managing Director of IP Navigation Group, LLC, an international patent monetization company, from April 2010 to August 2010. Mr. Weiss was the Managing Director of Investment Banking of MDB Capital Group, LLC, an independent broker dealer, from May 2009 to April 2010. Prior to this Mr. Weiss served on the Board of Directors of Atlas Mining Company (n/k/a Applied Minerals, Inc. (OTCQB: AMNL.OB)), the leading global producer of Halloysite Clay solutions, and as the company’s Chief Restructuring Officer. He also served as the Managing Director and Head of Investment Banking of Tejas Securities Group, Inc., a full service, independent broker dealer. Mr. Weiss was nominated to our Board of Directors for his extensive domestic and international management experience, knowledge of associated industry practices and trends, and for his strategic growth management expertise.

Robert L. Golden

Robert. Golden joined our Board of Directors in September 2013.  Mr. Golden has served as a partner at the accounting firm of Cohen, Bender & Golden, LLP in Los Angeles, California since 2015. Mr. Golden has also served as a partner at the accounting firm of Fenton & Ross in Los Angeles, California during 2013-2015. Mr. Golden has also served as Chief Financial Officer, since 2008, for Promo Shop, Inc., a promotional merchandising and marketing services company that provides creative branded merchandise and custom premiums. From 2004 to 2012, Mr. Golden was a Principal with the accounting firm of Saffer & Flint A.C. in Los Angeles. Prior to 2004, Mr. Golden spent nearly 20 years with national and regional accounting firms beginning with Ernst & Young in 1984. Mr. Golden is licensed as a Certified Public Accountant.  Mr. Golden earned his Bachelor of Science in Business Administration with an emphasis in Accounting from the University of Southern California. Mr. Golden was nominated to our Board of Directors for his extensive management experience, knowledge of associated industry practices and trends, and for his financial management expertise.

Other Executive Officers:

Nancy Agger-Nielsen

Nancy Agger-Nielsen joined us in March 2014 as Vice President Finance, and since April 1, 2014 as our Chief Financial Officer.  Ms. Agger-Nielsen previously served as CFO of Med-Legal, LLC, a leading California provider of litigation support services, from 2013 to 2014, and as Vice President of Finance for NDC Infrared Engineering from 2004 until 2013, a leading, global supplier of on line measurement instrumentation for the manufacturing industry.  Ms. Agger-Nielsen was licensed as a Certified Public Accountant from 1989 until 2002, has completed an MBA program with the Peter F. Drucker School of Management at Claremont Graduate University in Claremont, CA, and earned a Bachelor of Science in Business Administration with an emphasis in Accounting at California State Polytechnic University in Pomona, CA.

Gary Dyne

Gary Dyne was appointed Executive Vice President Global Accounts in April 2015. He has been our employee since 2002 and previously served as Vice President of Sales and Marketing. Mr. Dyne is responsible for driving and accelerating sales strategies from implementation thru to execution. Mr. Dyne has extensive knowledge of the industry and leadership expertise managing a global sales team. In addition to managing a global sales team, Mr. Dyne is also responsible for managing many of the company’s key accounts. He has developed long term key relationships with customers both domestically and internationally.

Peter Vaz

Peter Vaz was appointed as our Executive Vice President Asia in May 2015 and has served as Vice President Asia Sales since January 2011. Mr. Vaz has been with Talon since September 2006 and was formerly Director of Trims Operations until December 2010 overseeing Product Development, Supply Chain Management, Quality Assurance and Logistics. With over 20 years of industry experience, Mr. Vaz has fostered relationships across Asia with supply chain partners, clothing manufacturers and global brands. Mr. Vaz earned his Master in Business Administration from the University of Western Sydney, Australia after completing his Bachelor in Commerce with an accounting focus from Bombay University.

Director Nominations

Common Stock Director Nominations

The Subscription Agreement with Kutula Holdings Ltd. grants Kutula the right to nominate one member of the Company’s Board of Directors, so long as Kutula continues to hold at least 15,500,000 shares of our Common Stock the shares purchased pursuant to its Subscription Agreement (See Note 2 in the accompanying Notes to Consolidated Financial Statements). At this time, Kutula has not elected to nominate a director.

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

Audit Committee and Audit Committee Financial Expert

The Company is not a “listed company” under SEC rules and is therefore not required to have a separate audit committee comprised of independent directors. Our full Board of Directors performs the functions of the audit committee. The Company has, however, determined that as of December 31, 2015, each of Messrs. Ellis, Weiss and Golden is “independent” as that term is defined in Section 5605 of the NASDAQ Marketplace Rules applicable to companies listed on The NASDAQ Stock Market, and has also determined that each of Messrs. Ellis and Golden is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The director biographies included above under this Item 10 describe the relevant experience of each director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Executive officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that during the year ended December 31, 2015, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

Our named executive officers for 2015 were as follows:

●	Larry Dyne, Chief Executive Officer effective April 13, 2015 (President through April 10, 2015).

●	Lonnie D. Schnell, our Chief Executive Officer through April 10, 2015.

●	Nancy Agger-Nielsen, Chief Financial Officer.

●	Gary Dyne, Executive Vice President of Global Sales commencing on May 7, 2015.

●	Peter Vaz Vice President of Asia Operations commencing on May 7, 2015.

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

Other Benefits

In order to attract and retain highly qualified executives, we provide some of our named executive officers, with automobile allowances that we believe are consistent with current market practices. Our executives also may participate in a 401(k) plan under which we matched contributions for all employees up to 100% of an employee’s contributions to a maximum of $1,000 through December 31, 2013, and to 50% of an employee’s contribution to a maximum of $2,000 beginning in January 2014, subject to any limitations imposed by ERISA. Our foreign executive officer in our Hong Kong operations participates in a Mandatory Provident Fund (MPF) plan under which we matched 100% the mandatory contributions of all employees, which was calculated based on 5% of their income up to a maximum of HKD 1,500 or $194 per month, and amounted to HKD18,000 or $2,322 for the year ended December 31, 2015.

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

Board of Directors

Mark Dyne

Larry Dyne

David Ellis

Morris D. Weiss

Robert L. Golden

March 24, 2016

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, as to each person who served as Chief Executive Officer during 2015 and the three mostly highly compensated executive officers other than the Chief Executive Officer at the end of the 2015 whose compensation exceeded $100,000 (referred to as “named executive officers”), information concerning all compensation earned for services to us in all capacities for 2014 and 2015.

	Year	Salary	Bonus (1)	Option Award (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (5)	Total
Larry Dyne CEO
	2015	$400,000	$-	$-	$220,200	$39,711	$659,911
	2014	400,000	-	194,746	125,200	35,058	755,004

Nancy Agger-Nielsen Chief Financial Officer	2015	$220,096	$-	$-	$42,188	$24,083	$286,367
	2014	166,667	45,000	68,725	-	18,077	298,469

Gary Dyne	2015	$200,000	$25,000	$14,995	$32,774	$26,009	$298,778
Executive VP Global Sales
Peter Vaz (4) Executive Asia VP Operations	2015	$201,235	$60,000	$14,995	$8,877	$5,104	$290,211

Lonnie D. Schnell CEO	2015	$147,116	$-	$-	$63,281	$204,988	$415,385
	2014	425,000	-	233,695	133,025	42,520	834,240
(1)

Bonus compensation consists of discretionary bonuses awarded to the named executives based upon performance, and discretionary bonuses associated with the tax consequences of RSU settlements. Bonuses are reported for the year in which they were earned and are generally paid in the first quarter of the subsequent year.

(2)

Option award represents the aggregate grant date fair value computed in accordance with ASC 718 with respect to option awards granted in the applicable year. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to these grants, refer to Note 4 of our accompanying Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. These amounts do not reflect the actual value that may be realized by the named executive officers which depends on the value of our shares in the future.

(3)

Non-equity incentive plan compensation consists of awards from the earnings before interest, taxes, depreciation and amortization (“EBITDA”) Bonus Plan, a cash incentive plan, which was established pursuant to our employment agreements with Mr. Dyne, Ms. Nancy Agger-Nielsen and Mr. Schnell or commissions based on sales for Mr. Gary Dyne and Mr. Vaz. Bonuses and commissions are reported for the year in which they were earned and are generally paid in the first quarter of the subsequent year.

(4)	Amount paid or accrued in HKD were translated to USD using the average exchange rate for the month they were paid or accrued in our financials.

(5)	All other compensation consists of the following (amounts in dollars):

	Year	Health and medical insurance premiums	Life and disability insurance	Company matching contributions under defined Contribution Plans	Severance payments	Other personal benefits	Total

Larry Dyne	2015	$18,944	$5,963	$2,000	$-	$12,804	$39,711
	2014	16,248	5,966	2,000	-	10,844	35,058

Nancy Agger-Nielsen	2015	$20,805	$1,278	$2,000	$-	$-	$24,083
	2014	15,100	977	2,000	-	-	18,077

Gary Dyne	2015	$21,304	$1,244	$2,000	$-	$1,461	$26,009

Peter Vaz	2015	$2,219	$563	$2,322	$-	$-	$5,104

Lonnie D. Schnell	2015	$11,610	$549	$2,000	$188,333	$2,496	$204,988
	2014	30,621	1,662	2,000	-	8,237	42,520

On April 10, 2015, Mr. Schnell resigned both as Chief Executive Officer and as a member of our Board of Directors.  As a condition to Mr. Schnell’s resignations, we agreed to pay Mr. Schnell the compensation under his employment agreement that he would have been entitled to receive if we had terminated his employment without cause. We paid severance payments during 2015 related to Mr. Schenell’s employment agreement in an amount of $188,333 and expected to pay additional amount of $526,667 in 2016.

Executive Compensation

CEO. The 2014 and 2015 base salary and other compensation for Larry Dyne, our CEO effective April 13, 2015 and our President through April 10, 2015, were determined in accordance with our employment agreement and related amendments with Mr. Dyne. The terms and conditions established in this agreement were the result of consideration of our operating performance levels both prior to and at the time of entering into the agreement, comparative industry compensation levels and negotiations with Mr. Dyne. The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding stockholder value. On July 30, 2010, Mr. Dyne was granted an RSU Award for 5,778,500 shares of our common stock. The RSU Award vested 50% on a date which was 13 months following the grant date, and vested an additional 10% on each date which was 18, 24, 30, 36 and 42 months following the grant date, subject to full acceleration of vesting upon a change in control of our Company, as defined in the RSU Award agreement. In addition to the long term incentive, Mr. Dyne was entitled to receive an annual cash bonus in 2013, 2014 and 2015 in an amount equal to a percentage of his base salary upon the Company achieving actual adjusted EBITDA, revenue and gross profits within a range of targets, and achievement of specific objectives. The EBITDA bonus award under Mr. Dyne’s employment agreement and related amendments for 2013, 2014 and 2015 is shown in the table above as non-equity incentive plan compensation.

Chief Financial Officer. Effective March 3, 2015, base salary and other compensation for Nancy Agger-Nielsen, our CFO, were determined in accordance with our employment agreement with Ms. Agger-Nielsen. The terms and conditions established in this agreement were based on a consideration of our operating performance levels both at the time of entering into the agreement and for prior periods, comparative industry compensation levels and negotiations with Ms. Agger-Nielsen. The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding stockholder value. Ms. Agger-Nielsen is entitled to receive an annual cash bonus for 2015 in an amount equal to a percentage of her base salary upon the Company achieving actual adjusted EBITDA, revenue and gross profits within a range of targets, and achievement of specific objectives. The EBITDA bonus award under Ms. Agger-Nielsen’s employment agreement for 2015 is shown in the table above as non-equity incentive plan compensation.

Prior to March 3, 2015, the base salary payable to Ms. Agger-Nielsen was determined in accordance with our at-will employment agreement. The terms and conditions established in this agreement were the result of consideration of our operating performance levels, and consistent with comparative industry compensation levels. The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding stockholder value. In 2014, long-term equity in the form of options for 250,000 shares of common stock were granted to Ms. Agger-Nielsen as an inducement to maximize performance and increase stockholder value. The option grants were established to vest monthly over a four-year term, after a minimum initial term of twelve months. In addition, a hiring bonus of $15,000 was paid to Ms. Agger-Nielsen upon her employment as an incentive to join our organization, with a minimum bonus guarantee granted in her first year of employment of $25,000 in accordance with the terms of our offer letter. A discretionary incentive bonus was awarded for 2014 based on Ms. Agger-Nielsen’s individual performance and contributions.

Executive Vice President of Global Sales. The compensation for Gary Dyne, our Executive Vice President Global Sales, is determined in accordance with our at-will employment agreement with Mr. Dyne. The terms and conditions established in this agreement were the result of consideration of our operating performance levels, and consistent with comparative industry compensation levels. The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding stockholder value. In 2015, long-term equity in the form of options for 100,000 shares of common stock were granted to Mr. Gary Dyne as an inducement to maximize performance and increase stockholder value. The option grants were established to vest monthly over a four-year term, after a minimum initial term of twelve months. Commission was paid to Mr. Gary Dyne based on the Company achieving (Talon Zipper and Talon Trim) adjusted direct margins goals as described in Mr. Gary Dyne’s 2015 commission plan. In addition, a discretionary incentive bonus was awarded for 2015 based on Mr. Gary Dyne’s individual performance and contributions.

Executive Vice President of Asia Operations. The compensation for Peter Vaz, our Executive Vice President of Asia Operations, is as defined in his initial offer letter and in accordance with the standard terms of employment for our Hong Kong based employees.  Mr. Vaz’s base compensation was established as a result of consideration of our operating performance levels, consistent with comparative industry compensation levels, and evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding stockholder value.  In 2015, long-term equity in the form of options for 100,000 shares of common stock were granted to Mr. Vaz as an inducement to maximize performance and increase stockholder value. The option grants were established to vest monthly over a four-year term, after a minimum initial term of twelve months.  Commission was paid to Mr. Vaz in 2015 for the period he was employed as Vice President of Asia Sales through May 7, 2015, based on the Company achieving (Talon Zipper and Talon Trim) adjusted direct margins goals  as described in Mr. Vaz’s 2015 commission plan.  In addition, a discretionary incentive bonus was awarded for 2015 based on Mr. Vaz’s individual performance and contributions.

Chief Executive Officer through April 10, 2015 (and Chief Financial Officer through March 31, 2014). The 2014 and 2015 base salary and other compensation for Lonnie D. Schnell, our former Chief Executive Officer, were determined in accordance with our employment agreement and related amendments to the agreement. The terms and conditions established in this agreement were the result of consideration of our operating performance levels, at the time of entering into the agreement and for prior periods, comparative industry compensation levels and negotiations with Mr. Schnell. The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding stockholder value. In addition to the long-term equity incentive, Mr. Schnell was entitled to receive an annual cash bonus in 2014 and 2015 in an amount equal to a percentage of his base salary upon the Company achieving actual adjusted EBITDA, revenue and gross profits within a range of target, and achievement of specific objectives. The EBITDA bonus award under Mr. Schnell’s employment agreement and related amendments for 2014 and 2015 is shown in the table above as non-equity incentive plan compensation.

Grants of Plan-Based Awards in Fiscal 2015

The following table provides information about equity-awards granted to each named executive officer in 2015.

Name	Grant Date (1)	Approval Date(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/SH) (3)	Market Price on Grant Date ($/SH) (3)	Grant Date Fair Value of Option Awards ($)(4)
Gary Dyne	6/12/15	6/5/15	100,000	0.16	0.15	0.15
Peter Vaz	6/12/15	6/5/15	100,000	0.16	0.15	0.15
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

(3)

The exercise price of option awards may differ from the market price on the date of grant. The exercise price of options granted in 2015 is equal to the average closing sales prices of our common stock for the five trading days prior to and including the grant date, as reported on the OTCQB, while the market price on the date of grant is the closing price of our common stock on that date.

(4)	The grant date fair value is generally the amount we would expense in our financial statements over the award’s service period, but does not include a reduction for forfeitures.

Outstanding Equity Awards at Fiscal Year 2015

The following table provides information with respect to outstanding stock options held by each of the named executive officers as of December 31, 2015

		Option Awards
		Number of Securities underlying Unexercised Options		Option	Option
Name	Grant Date	(#) Exercisable	(#) Unexercisable(1)	Exercise Price ($)	Expiration Date

Larry Dyne	8/14/14	333,333	666,667	0.21	8/14/24
	6/25/08	700,000	-	0.20	6/24/18
	8/06/09	510,000	-	0.09	8/06/19

Nancy Agger-Nielsen	5/15/14	98,958	151,042	0.26	5/15/24

Gary Dyne	6/12/15	-	100,000	0.16	6/12/25
	8/14/14	50,000	100,000	0.21	8/14/24
	1/13/11	450,000	-	0.10	1/13/21
	8/12/08	40,000	-	0.18	8/12/18
	6/25/08	110,000	-	0.20	6/25/18
	6/22/07	45,000	-	1.01	6/22/17
	11/27/06	10,000	-	1.27	11/27/16

Peter Vaz	6/12/15	-	100,000	0.16	6/12/25
	8/14/14	50,000	100,000	0.21	8/14/24
	1/13/11	55,000	-	0.10	1/13/21
	8/06/09	245,000	-	0.09	8/06/19
	8/12/08	40,000	-	0.18	8/12/18
	6/25/08	210,000	-	0.20	6/25/18
	11/27/06	10,000	-	1.27	11/27/16
(1)

These options become exercisable with respect to 25% of the total options shares at the end of one year from the date of the grant and the remaining shares become exercisable in 36 monthly installments equal to 1/48th of the Option shares on the last day of each calendar month thereafter until fully exercisable.

Option Exercises in Fiscal Year 2015

There were no options exercised by named executive officers during 2015.

Employment Agreements, Termination of Employment and Change of Control Arrangements

Employment Agreements

We have entered into the following employment agreements and related amendments with Larry Dyne and Nancy Agger-Nielsen. Gary Dyne and Peter Vaz do not have an employment agreement with the Company. We have also included a description of the employment agreement we had with our former Chief Executive Officer, Lonnie Schnell.

Larry Dyne, CEO. On July 30, 2010, we entered into an Executive Employment Agreement with Mr. Dyne as amended on June 15, 2012, November 8, 2013, August 7, 2014, and March 11, 2016. Mr. Dyne’s employment agreement, as amended, provided that he would continue to serve as our President. On April 13, 2015, Mr. Dyne was appointed as Chief Executive Officer of our Company, and was also appointed to our Board to fill the vacancy on the board resulting from Mr. Schnell’s resignation. The employment agreement, as amended, has a term continuing through December 31, 2017, and may be extended to December 31, 2018. Pursuant to this agreement, Mr. Dyne received an annual base salary of $350,000 for the years ended December 31, 2012 and 2013. Starting on January 1, 2014, and through December 31, 2015, Mr. Dyne’s annual base salary increased to $400,000 and beginning on January 1, 2016 and through the remaining term of the agreement, Mr. Dyne's annual base salary will be $425,000. Mr. Dyne’s base salary may be increased, but not decreased, at the discretion of the Board. Mr. Dyne is entitled to receive an annual cash bonus in an amount equal to a percentage of his base salary upon the Company achieving actual adjusted EBITDA, revenue and gross profits within a range and meeting certain performance objectives as determined by the Board of Directors.

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

Nancy Agger-Nielsen, CFO. On September 3, 2015, we entered into an Executive Employment Agreement with Ms. Agger-Nielsen. Ms. Agger-Nielsen’s employment agreement provides that she will continue to serve as our Chief Financial Officer through December 31, 2016, which term may be extended to December 31, 2017. Pursuant to this agreement, Ms. Agger-Nielsen receives an annual base salary of $225,000 for the period starting on March 3, 2015 through the term of this agreement. Ms. Agger-Nielsen’s base salary may be increased, but not decreased, at the discretion of the Board. Ms. Agger-Nielsen is entitled to receive an annual cash bonus in an amount equal to a percentage of her base salary upon the Company achieving actual adjusted EBITDA, revenue and gross profits within a range and meeting certain performance objectives as determined by the Board of Directors. In the event that prior to the end of the term, Ms. Agger-Nielsen’s employment is terminated by us “without cause” (as defined in the agreement), by Ms. Agger-Nielsen for “good reason” (as defined in the agreement) or due to Ms. Agger-Nielsen’s death or disability, then conditional upon her execution of a release of claims, Ms. Agger-Nielsen or her estate will be entitled to receive, in addition to all accrued salary, (1) severance payments equal to 3 months of Ms. Agger-Nielsen’s current base salary , which will increase over time to a maximum of 6 months of base salary after 4 full years of employment and (2) reimbursement of up to $1,500 per month in Cobra medical coverage for Ms. Agger-Nielsen and her dependents during the applicable severance period.

Lonnie D. Schnell, (former Chief Executive Officer through April 10, 2015 and former Chief Financial Officer through March 31, 2014). On July 30, 2010, we entered into an Executive Employment Agreement with Mr. Schnell as amended on June 15, 2012, November 8, 2013 and August 7, 2014. Mr. Schnell’s employment agreement, as amended, provided that he would continue to serve as our Chief Executive Officer. The employment agreement and related amendments had a term continuing through December 31, 2016, and could be extended to December 31, 2017. Pursuant to this agreement, Mr. Schnell received an annual base salary of $375,000 for the years ended December 31, 2012 and 2013. Starting on January 1, 2014, Mr. Schnell’s annual base salary increased to $425,000 for the remaining term of his agreement. Mr. Schnell was entitled to receive an annual cash bonus in an amount equal to a percentage of his base salary upon the Company achieving actual adjusted EBITDA within a range and meeting certain performance objectives as determined by the Board of Directors.

 Mr. Schnell was entitled to an auto allowance of $1,000 per month, and reimbursement of up to $10,000 for legal fees incurred in connection with the negotiation of his employment agreement. In the event that prior to the end of the term, Mr. Schnell’s employment was terminated by us “without cause” (as defined in the agreement), by Mr. Schnell for “good reason” (as defined in the agreement) or due to Mr. Schnell’s death or disability, then conditional upon his execution of a release of claims, Mr. Schnell or his estate would be entitled to receive, in addition to all accrued salary, (1) severance payments equal to 18 months of Mr. Schnell’s base salary, (2) all options issued to Mr. Schnell would remain outstanding for 18 months following termination, and (3) continued medical coverage for Mr. Schnell and his dependents for 18 months following termination.  On April 10, 2015, Mr. Schnell resigned both as Chief Executive Officer and as a member of our Board of Directors.  As a condition to Mr. Schnell’s resignations, we agreed to pay Mr. Schnell the compensation under his employment agreement that he would have been entitled to receive if we had terminated his employment without cause.

Potential Severance Payments

Under the Executive Employment Agreements as described above, Mr. Dyne and Ms. Agger-Nielsen will be entitled to receive severance benefits in the event that the executive’s employment is terminated due to the executive’s death or disability, by us without “cause” or by the executive for “good reason.” The following table sets forth severance payments and benefits that we would have been obligated to pay to Mr. Dyne and Ms. Agger-Nielsen assuming a triggering event had occurred under each of their respective employment agreements as of December 31, 2015:

Name	Cash Severance Payment ($)(1)	Non-Equity Incentive Plan Compensation ($)	Continuation of Health Benefits ($)	Total Severance Benefits ($)
Larry Dyne	677,100	220,200	20,693	917,993
Nancy Agger-Nielsen	71,535	42,188	5,063	118,786

(1)

Includes (a) earned and unpaid base salary through the date of termination, (b) accrued but unpaid vacation and (c) severance payments equal to 18 months of base salary for Mr. Dyne and 3 months of base salary for Ms. Agger-Nielsen, payable in a lump sum or periodic payments as provided in the executive’s employment agreement, and (d) car allowance payments for Mr. Dyne due at the first day of the month during the severance period (18 months) as provided in the executive’s employment agreement.

Potential Change in Control Payments

As described above, our employment agreement with Larry Dyne provides for accelerated vesting of all or a portion of the options held by Mr. Dyne upon a change in control. However, as of December 31, 2015, there were no unvested stock options held by Mr. Dyne that had an exercise price lower than the closing price of our common stock on December 31, 2015 of $0.17 per share, as reported by the OTCQB. As a result, had a change in control occurred on December 31, 2015, Mr. Dyne would not have received additional compensation from the accelerated vesting of options upon a change of control. Currently, there are no other benefits payable to our named executive officers upon a change in control.

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

The following table details the total compensation earned by our non-employee directors in 2015.

Name	Fees earned or paid in cash	Option awards (5)	Total
Mark Dyne (1)	$30,000	$3,500	$33,500
David Ellis (2)	47,500	3,500	51,000
Morris D. Weiss (3)	32,000	3,500	35,500
Robert L. Golden (4)	49,500	3,500	53,000
Total	$159,000	$14,000	$173,000

(1)	As of December 31, 2015, Mr. Mark Dyne held options to purchase a total of 490,000 shares.

(2)	As of December 31, 2015, Mr. David Ellis held options to purchase a total of 400,000 shares.

(3)	As of December 31, 2015, Mr. Morris D. Weiss held options to purchase a total of 300,000 shares.

(4)	As of December 31, 2015, Mr. Robert L. Golden held options to purchase a total of 200,000 shares.

(5)	The grant date fair value is generally the amount we would expense in our financial statements over the award’s service period, but does not include a reduction for forfeitures.

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

On September 11, 2015, we issued 50,000 options to each of the Messrs. Mark Dyne, David Ellis, Morris D. Weiss and Robert L. Golden in connection with their reelection as directors.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2015, regarding equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	8,435,267	$0.18	8,821,979
Equity compensation plans not approved by security holders	-	-	-

Each of the above plans provides that the number of shares with respect to which options may be granted, and the number of shares of common stock subject to an outstanding option, shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on common stock.

Security Ownership of Certain Beneficial Owners and Management

The following table presents information regarding the beneficial ownership of our common stock as of March 24, 2016:

●	each person who is known to us to be the beneficial owner of more than 5% of our outstanding common Stock;
●	each of our current directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who shares voting or investment power with respect to such shares. Shares of Common Stock underlying warrants or options currently exercisable or exercisable within sixty (60) days of the date of this information are deemed outstanding for purposes of computing the percentage ownership of the person holding such warrants or options but are not deemed outstanding for computing the percentage ownership of any other person. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at March 24, 2016. Unless otherwise indicated, the persons named in this table have sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

As of March 24, 2016, we had 92,267,831 shares of Common Stock issued and outstanding. The address of each person listed is in our care, at 21900 Burbank Boulevard, Suite 270, Woodland Hills, California 91367, unless otherwise set forth below such person’s name.

	Common Stock
Name of Beneficial Owner	Shares	%

Executive Officers and Directors:
Larry Dyne (1)	6,984,363	7.4
Nancy Agger-Nielsen (2)	219,791	*
Gary Dyne (3)	757,500	*
Peter Vaz (4)	656,500	*
Mark Dyne (5)	9,642,333	10.4
David Ellis (6)	383,333	*
Morris D. Weiss (6)	283,333	*
Robert L. Golden (6)	183,333	*

Executive Officers and Directors as a Group (8 persons) (7)	19,110,486	19.8

5% Stockholders:
Kutula Holdings Ltd. Fascinatio Boulevard 764 2909 VA Capelle aan den Ijssel, Netherlands (8)	38,888,889	42.1
Perrtech Pty Limited Level 3, 11 New South Head Road Edgecliff NSW 2027, Sydney, Australia	8,333,333	9.0
Lonnie D. Schnell (9)	6,943,097	7.4
North Star Investment Management Corporation 20 N. Wacker Drive, Suite 1416, Chicago, Illinois 60606	4,767,617	5.2

*	Less than 1%.
(1)

Consists of (i) 5,357,697 shares of Common Stock and (ii) 1,626,666 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or become exercisable within 60 days.

(2)

Consists of 100,000 shares of Common Stock and (ii) 119,791 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

(3)

Consists of 40,000 shares of Common Stock and (ii) 717,500 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

(4)

Consists of 34,000 shares of Common Stock and (ii) 622,500 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

(5)

Consists of (i) 9,169,000 shares of Common Stock and (ii) 473,333 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

(6)	Consists entirely of shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.
(7)

Consists of (i) 9,353,000 shares of Common Stock and (ii) 9,757,486 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

(8)	Jean-Paul Defesche exercises voting and dispositive power over the securities held by Kutula Holdings Ltd., but disclaims beneficial ownership of such securities except to the extent of his pecuniary interest of such securities.
(9)	Consists of (i) 5,343,097 shares of Common Stock and (ii) 1,600,000 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable.

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

Reportable Related Party Transactions

Other than the employment arrangements described elsewhere in this report and the transactions described below, since January 1, 2014, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

●       in which the amount involved exceeds $120,000; and

●       in which any director, executive officer, stockholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

On August 10, 2015, we entered into a loan and reimbursement agreement (“Loan Agreement”) with Princess Investment pursuant to which Princess Investment agreed to make available to the Company a loan of up to $3,000,000 (“Revolving Line of Credit”). Princess Investment may be deemed an affiliate of Kutula Holdings, Ltd., a significant stockholder of our company, which also has the contractual right to designate a director to our Board of Directors. Advances under the Loan Agreement initially accrued interest on the unpaid principal balance at an annual rate of 12.5%. Accrued interest on the Revolving Line of Credit was payable monthly beginning September 1, 2015, and the principal amount was payable in monthly installments beginning September 1, 2016 and continuing through the maturity date of August 10, 2018. Pursuant to the Loan Agreement, we issued Princess Investment warrants to purchase 1,000,000 shares of the Company’s common stock. The warrants are exercisable immediately upon issuance for a five-year period at an exercise price of $0.18 per share on a cashless basis. On August 11, 2015, we received an advance from Princess Investment under the Loan Agreement in the amount of $1,500,000, of which $1,440,278 was used to pay off the Term Loan Payable to Union Bank on August 12, 2015. The Company borrowed an additional $500,000 through December 21, 2015, and had an outstanding balance of $2,000,000 under the Revolving Line of Credit from Princess Investment at December 21, 2015.

On December 21, 2015, we entered into an amended and restated credit agreement (the “Princess Investment Credit Agreement”) with Princess Investment, which amended our existing Loan Agreement, dated August 10, 2015, with Princess Investment to, among other things, increase the borrowing availability under the Loan Agreement from $3,000,000 to $6,000,000 and extend the maturity date of the loan to December 21, 2020 (“the Maturity Date”).

Princess Investment will make advances under the Revolving Line of Credit from time to time as requested by the Company. We may prepay the Revolving Line of Credit at any time, and amounts prepaid may be re-borrowed through November 21, 2020. Pursuant to the terms of the amendment, the Revolving Line of Credit will accrue interest on the unpaid principal balance at an annual rate of 11.5%. Interest on the Revolving Line of Credit for the period from December 21, 2015 through December 1, 2016 will accrue and be added to principal on December 1, 2016, and thereafter interest will be payable monthly in arrears. No principal payments will be due during the period ending December 31, 2017. Thereafter, principal will payable $25,000 per month during the twelve months ended December 31, 2018, $35,000 per month during the twelve months ended December 31, 2019 and $50,000 per month during the twelve months ended December 31, 2020, with the remaining outstanding principal amount payable on the Maturity Date. The Princess Investment Credit Agreement continues to require payment of a $60,000 loan fee at maturity.

The payment and performance of all our indebtedness and other obligations to Princess Investment, including all borrowings under the Princess Investment Credit Agreement, are guaranteed by our subsidiaries Talon Technologies, Inc. and Tag-It Pacific Limited pursuant to a Guaranty Agreement entered into on August 10, 2015, as amended on December 21, 2015. The payment and performance of all of our indebtedness and other obligations to Princess Investment under the Princess Investment Credit Agreement and related agreements are secured by liens on substantially all of our assets and the assets of our subsidiary guarantors pursuant to a Pledge and Security Agreement entered into on August 10, 2015, as amended on December 21, 2015. Pursuant to the Princess Investment Credit Agreement, the Company issued to Princess Investment warrants to purchase 2,000,000 shares of our common stock. The warrants are exercisable immediately upon issuance for a five-year period at an exercise price of $0.18 per share, and include a “cashless” exercise option.

On December 23, 2015, we received an advance from Princess Investment under the Princess Investment Credit Agreement in the amount of $2,000,000, of which $1,622,000 was used to pay in full all indebtedness outstanding under our Commercial Credit Agreement, dated December 31, 2013, with Union Bank, which indebtedness was scheduled to mature on December 31, 2015.

Total interest related to the Revolving Line of Credit for the year ended December 31, 2015 amounted to $94,907. Total financing costs related to the Revolving Line of Credit during the year ended December 31, 2015 amounted to $107,965, of which $60,000 will be paid upon maturity. The financing costs are being amortized over the three year term of the Revolving Line of Credit.

At December 31, 2015, the Company had an outstanding principal balance of $4,011,346 under the Revolving Line of Credit, and approximately $2,000,000 remained in available borrowings under the Revolving Line of Credit as of December 31, 2015.

Director Independence

Because our common stock is quoted on the OTCQB, we are not subject to the listing requirements of any securities exchange or Nasdaq regarding the independence of our directors. However, we have determined that, as of December 31, 2015, each of Messrs. Ellis, Weiss and Golden is “independent” as that term is defined in Section 5605 of the NASDAQ Marketplace Rules applicable to companies listed on The NASDAQ Stock Market. The other members of our Board of Directors are not “independent” under such rules.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Services Provided by the Independent Auditors

Our Board of Directors performs the functions of the audit committee and is responsible for the appointment, compensation, retention and oversight of the work of the independent auditors.

SingerLewak LLP served as our independent registered public accounting firm for each of the fiscal years ended December 31, 2015 and 2014.

Audit Fees - The aggregate fees billed by our independent registered public accounting firm for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q or services that are normally provided in connection with statutory and regulatory filings were $354,000 and $306,000 for fiscal years 2015 and 2014, respectively.

Audit-Related Fees – The aggregate fees billed by our independent registered public accounting firm for professional services rendered for assurance and related services reasonably related to the performance of the audit or review of our financial statements (other than those reported above) were none for fiscal year 2015 and $7,000 for fiscal year 2014.

Tax Fees - No fees were billed by our independent registered public accounting firm for professional services rendered for tax compliance, tax advice and tax planning for fiscal years 2015 and 2014.

All Other Fees – The aggregate fees billed by our independent public registered accounting firm for services rendered to us other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” were none for fiscal year 2015 and 2014.

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

(3)    Exhibits

See Exhibit Index attached to this Annual Report on Form 10-K, which is incorporated herein by reference.

Schedule II – Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Year	Additions (Adjustments)	Deductions	Balance at End of Year
2015
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	$51,000	$19,000	$3,000	$67,000
Reserve for inventory valuation deducted from inventories on the balance sheet	199,000	20,000	150,000	69,000
Valuation reserve deducted from deferred income tax assets	240,000	(171,000)	-	69,000
	$490,000	$(132,000)	$153,000	$205,000
2014
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	$42,000	$23,000	$14,000	$51,000
Reserve for inventory valuation deducted from inventories on the balance sheet	230,000	(17,000)	14,000	199,000
Valuation reserve deducted from deferred income tax assets	278,000	(38,000)	-	240,000
	$550,000	$(32,000)	$28,000	$490,000
2013
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	$1,000	$42,000	$1,000	$42,000
Reserve for inventory valuation deducted from inventories on the balance sheet	261,000	65,000	96,000	230,000
Valuation reserve deducted from deferred income tax assets	10,439,000	(8,538,000)	1,623,000	278,000
	$10,701,000	$(8,431,000)	$1,720,000	$550,000

(1)

Additions to the allowance for doubtful accounts include provisions for uncollectible accounts. Bad debt expense includes (and additions above exclude) net direct write-offs of amounts representing less than $1,000 for the years ended December 31, 2015, 2014 and 2013. Additions to the inventory valuation reserve include current year provisions. Additionally, in 2015, 2014 and 2013 there were gross direct write-offs of $189,000, $46,000 and $143,000, respectively.

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

Date: March 24, 2016

/s/ Larry Dyne
By: Larry Dyne

Its: Chief Executive Officer
(Principal Executive Officer)

/s/ Nancy Agger-Nielsen
By: Nancy Agger-Nielsen

Its: Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Larry Dyne and Nancy Agger-Nielsen, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Dyne
Larry Dyne	Director and Chief Executive Officer (Principal Executive Officer)	March 24, 2016

/s/ Nancy Agger-Nielsen
Nancy Agger-Nielsen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2016

/s/ Mark Dyne
Mark Dyne	Chairman of the Board of Directors	March 24, 2016

/s/ David Ellis
David Ellis	Director	March 24, 2016

/s/ Morris D. Weiss
Morris D. Weiss	Director	March 24, 2016

/s/ Robert L. Golden
Robert L. Golden	Director	March 24, 2016

EXHIBIT INDEX
Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

3.1.1	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-KSB, filed March 28, 2000.

3.1.2	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1.3 to Form 8-K filed on August 4, 2006.

3.1.3	Certificate of Ownership and Merger. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 20, 2007.

3.1.4	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 24, 2010.

3.1.5	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 12, 2013.

3.2.1	Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

3.2.2	Certificate of Amendment to the Bylaws of Talon International, Inc., dated as of August 2, 2011. Incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 4, 2011.

4.1	Specimen Stock Certificate of Common Stock of Registrant. Incorporated by reference to Exhibit 4.1to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.1	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.2+	Amended and Restated 1997 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 13, 2006.

10.3+	Form of Non-statutory Stock Option Agreement. Incorporated by reference to Exhibit 10.30 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.5+	2007 Stock Plan. Incorporated by reference to Exhibit 10.20 to the Form 10-K filed on April 25, 2008.

10.7+	Amended and Restated Talon International, Inc. 2008 Stock Incentive Plan. Incorporated by reference to Exhibit 10.20 to Form 10-K filed on March 28, 2011.

10.9+	Executive Employment Agreement, dated July 30, 2010, between Registrant and Lonnie D. Schnell. Incorporated by reference to Exhibit 10.25 to Form 10-Q filed on August 8, 2011.

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

10.10.3+

Amendment No. 3, dated August 7, 2014, to Employment Agreement, dated July 30, 2010, between Registrant and Larry Dyne Incorporated by reference to Exhibit 10.10.3 to Form 10-Q, filed November 14, 2014.

10.10.4+	Exhibit to Employment Agreement dated July 30, 2010, between the Registrant and Larry Dyne. Incorporated by reference to Exhibit 10.28 to Form 10-Q filed on November 12, 2015.

10.10.5	Amendment No.4 to Executive Employment Agreement, dated as of March 11, 2016, between the Registrant and Larry Dyne. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 15, 2016.

10.11+	Executive Employment Agreement, dated September 3, 2015, between Registrant and Nancy Agger-Nielsen. Incorporated by reference to Exhibit 10.27 to Form 10-Q filed on November 12, 2015.

10.13

Securities Redemption Agreement dated July 12, 2013 among the Registrant, CVC California, LLC, Lonnie D. Schnell and Larry Dyne. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 16, 2013.

10.15	Subscription Agreement dated July 12, 2013 between the Registrant and Kutula Holdings Ltd. Incorporated by reference to Exhibit 10.3 to Form 8-K filed on July 16, 2013.

10.16	Form of Subscription Agreement dated July 12, 2013. Incorporated by reference to Exhibit 10.4 to Form 8-K filed on July 16, 2013.

Exhibit Number	Exhibit Description

10.17

Registration Rights Agreement dated July 12, 2013 among the Registrant, Kutula Holdings Ltd., Perrtech Pty Limited, Zipper Holdings, LLC, Fairways Investments, LLC and Manifest Capital, LLC. Incorporated by reference to Exhibit 10.5 to Form 8-K filed on July 16, 2013.

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

10.18.5

Fifth Amendment, dated December 31, 2014, to the Commercial Credit Agreement dated December 31, 2013 between the Registrant and MUFG Union Bank, N.A. (formerly Union Bank, N.A.). Incorporated by reference to Exhibit 10.18.5 to Form 10-K, filed March 16, 2015.

10.18.6

Sixth Amendment, dated March 3, 2015, to the Commercial Credit Agreement dated December 31, 2013 between the Registrant and MUFG Union Bank, N.A. (formerly Union Bank, N.A.). Incorporated by reference to Exhibit 10.18.6 to Form 10-K, filed March 16, 2015.

10.18.7

Seventh Amendment, dated August 10, 2015, to the Commercial Credit Agreement dated December 31, 2013 between the Registrant and MUFG Union Bank, N.A. (formerly Union Bank, N.A.). Incorporated by reference to Exhibit 10.18.7 to Form 10-Q, filed August 14, 2015.

Exhibit Number	Exhibit Description

10.19	Security Agreement dated December 31, 2013 between the Registrant and Union Bank, N.A. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 7, 2014.

10.20	Form of Continuing Guaranties. Incorporated by reference to Exhibit 10.3 to Form 8-K filed on January 7, 2014.

10.21	Form of Security Agreements. Incorporated by reference to Exhibit 10.4 to Form 8-K filed on January 7, 2014.

10.22	Debenture dated December 31, 2013 between Tag-It Pacific Limited and Union Bank, N.A. Incorporated by reference to Exhibit 10.5 to Form 8-K filed on January 7, 2014.

10.23	Lease, dated March 29, 2001, between the Registrant and Chase Manhattan Bank as Directed Trustee for Unova Master Trust. Incorporated by reference to Exhibit 10.23 to Form 10-K, filed March 16, 2015.

10.23.1	Amendment to Lease, dated October 1, 2005, between the Registrant and Woodland Burbank Corporation. Incorporated by reference to Exhibit 10.23.1 to Form 10-K, filed March 16, 2015.

10.23.2	Second Amendment to Lease, dated August 30, 2010, between the Registrant and Woodland Burbank Corporation. Incorporated by reference to Exhibit 10.23.2 to Form 10-K, filed March 16, 2015.

10.23.3	Third Amendment to Lease, dated June 24, 2014, between the Registrant and Woodland Burbank Corporation. Incorporated by reference to Exhibit 10.23.3 to Form 10-K, filed March 16, 2015.

10.24	Loan and Reimbursement Agreement dated August 10, 2015, between the Registrant and Princess Investment Holdings Inc. Incorporated by reference to Exhibit 10.24 to Form 10-Q, filed August 14, 2015.

10.24.2	Pledge and Security Agreement dated August 10, 2015, between the Registrant and Princess Investment Holdings Inc. Incorporated by reference to Exhibit 10.24.2 to Form 10-Q, filed August 14, 2015.

10.24.3	Guaranty Agreement dated August 10, 2015, between the Registrant and Princess Investment Holdings Inc. Incorporated by reference to Exhibit 10.24.3 to Form 10-Q, filed August 14, 2015.

Exhibit Number	Exhibit Description

10.24.4

Intercreditor Agreement dated August 10, 2015, between the Registrant, Princess Investment Holdings Inc. and MUFG Union Bank, N.A.  Incorporated by reference to Exhibit 10.24.4 to Form 10-Q, filed August 14, 2015.

10.24.5

Subordination Agreement dated August 10, 2015, between the Registrant and Princess Investment Holdings Inc. and MUFG Union Bank, N.A. Incorporated by reference to Exhibit 10.24.5 to Form 10-K, filed March 16, 2015.

10.24.6	Warrant Agreement dated August 10, 2015, between the Registrant and Princess Investment Holdings Inc. Incorporated by reference to Exhibit 10.24.6 to Form 10-K, filed March 16, 2015.

10.24.7

Amended and Restated Credit Agreement, dated December 21, 2015, between the Registrant and Princess Investment Holdings Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K, filed December 28, 2015.

10.24.8

Amendment to Pledge and Security Agreement, dated December 21, 2015, between the Registrant and Princess Investment Holdings Inc. Incorporated by reference to Exhibit 10.3 to Form 8-K, filed December 28, 2015.

10.24.9	Amendment to Guaranty Agreement, dated December 21, 2015, between the Registrant and Princess Investment Holdings Inc. Incorporated by reference to Exhibit 10.5 to Form 8-K, filed December 28, 2015.

10.24.10	Form of Warrant Agreement, dated December 21, 2015, between the Registrant and Princess Investment Holdings Inc. Incorporated by reference to Exhibit 10.6 to Form 8-K, filed December 28, 2015.

10.25.1

Lease, Unit 101 & 108, dated May 21, 2015, between the Tag-It Pacific Limited (HK Operations) and the Sunbeam Manufacturing Company Limited. Incorporated by reference to Exhibit 10.25.1 to Form 10-Q, filed August 14, 2015.

10.25.2

Lease, Unit 1316, dated May 21, 2015, between the Tag-It Pacific Limited (HK Operations) and the Sunbeam Manufacturing Company Limited. Incorporated by reference to Exhibit 10.25.1 to Form 10-Q, filed August 14, 2015.

10.26

Lease, Unit 1601-8, dated August 10, 2015, between the Talon Zipper (Shenzhen) Co. Ltd. (Chinese Operations) and Chen Zhen Guang. Incorporated by reference to Exhibit 10.26 to Form 10-Q, filed August 14, 2015.

14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 to Form 10-K, filed March 16, 2015.

21.1**	Subsidiaries.

23.1**	Consent of SingerLewak LLP.

Exhibit Number	Exhibit Description

24.1**	Power of Attorney (included on signature page).

31.1**	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2**	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

+	Indicates a management contract or compensatory plan.
*	Furnished herewith.
**	Filed herewith