Form 10-Q
period 2016-03-31
TALON INTERNATIONAL, INC.
filed 2016-05-12
CIK 1047881

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

At May 11, 2016, the issuer had 92,267,831 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,141,705	$2,852,315
Accounts receivable, net	5,057,239	3,796,209
Inventories, net	783,533	655,360
Current deferred income tax assets, net	1,060,807	997,067
Prepaid expenses and other current assets	621,291	554,389
Total current assets	9,664,575	8,855,340

Property and equipment, net	796,518	781,893
Intangible assets, net	4,310,677	4,313,948
Deferred income tax assets, net	4,947,570	5,046,345
Other assets	314,992	267,325
Total assets	$20,034,332	$19,264,851

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,920,275	$6,087,561
Accrued severance payments	483,762	526,671
Accrued commissions	118,045	645,503
Other accrued expenses	2,164,504	1,956,130
Current portion of capital lease obligations	22,379	21,940
Total current liabilities	9,708,965	9,237,805

Revolving line of credit from related party, net of discounts and deferred financing costs	3,634,953	3,492,772
Capital lease obligations, net of current portion	55,022	60,784
Deferred income tax liabilities	3,310	5,406
Other liabilities	260,885	257,903
Total liabilities	13,663,135	13,054,670

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Common Stock, $0.001 par value, 300,000,000 shares authorized; 92,267,831 shares issued and outstanding at March 31, 2016 and December 31, 2015	92,268	92,268
Additional paid-in capital	64,866,703	64,754,306
Accumulated deficit	(58,689,665)	(58,738,782)
Accumulated other comprehensive income	101,891	102,389
Total stockholders’ equity	6,371,197	6,210,181
Total liabilities and stockholders’ equity	$20,034,332	$19,264,851

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales	$11,264,632	$10,808,422
Cost of goods sold	7,100,373	7,244,515
Gross profit	4,164,259	3,563,907
Sales and marketing expenses	1,502,886	1,642,234
General and administrative expenses	2,425,958	2,067,492
Total operating expenses	3,928,844	3,709,726

Income (loss) from operations	235,415	(145,819)
Interest expense, net	150,647	94,419
Income (loss) before provision for income taxes	84,768	(240,238)
Provision for (benefit from) income taxes, net	35,651	(81,015)
Net income (loss)	$49,117	$(159,223)

Basic and diluted net income (loss) per share	$0.00	$(0.00)

Weighted average number of common shares outstanding - Basic	92,267,831	92,267,831

Weighted average number of common shares outstanding - Diluted	93,473,691	92,267,831

Net income (loss)	$49,117	$(159,223)
Other comprehensive income (loss) from foreign currency translation	(498)	279
Total comprehensive income (loss)	$48,619	$(158,944)

 See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$49,117	$(159,223)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,661	56,866
Amortization of deferred financing cost and debt discounts	26,069	26,370
Stock based compensation	112,397	54,015
Deferred income taxes (benefits), net	32,940	(44,170)
Change in provision for bad debt	(252)	(5,047)
Inventory valuation provisions, net	(1,152)	15,719
Changes in operating assets and liabilities:
Accounts receivable	(1,253,802)	(1,290,115)
Inventories	(127,020)	(481,585)
Prepaid expenses and other current assets	(66,715)	(86,520)
Other assets.	(47,499)	(868)
Accounts payable and accrued expenses	575,812	1,210,986
Other liabilities	2,866	33,837
Net cash used in operating activities	(624,578)	(669,735)

Cash flows from investing activities:
Acquisitions of property and equipment	(83,294)	(68,513)
Acquisitions of intangibles	-	(5,765)
Net cash used in investing activities	(83,294)	(74,278)

Cash flows from financing activities:
Payments of term loan payable	-	(354,167)
Revolving credit loan borrowings	-	200,000
Payment of financing costs associated with credit facilities	-	(56,915)
Payment of capital leases	(5,323)	-
Net cash used in financing activities	(5,323)	(211,082)

Net effect of foreign currency exchange translation on cash	2,585	3,735
Net decrease in cash and cash equivalents	(710,610)	(951,360)
Cash and cash equivalents at beginning of period	2,852,315	2,603,138
Cash and cash equivalents at end of period	$2,141,705	$1,651,778

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Supplemental disclosures of cash flow information:
	Three Months Ended March 31,
	2016	2015
Cash received (paid) during the period for:
Interest paid	$(8,902)	$(68,378)
Interest received	$436	$418
Income tax paid (refunded), net (principally foreign)	$11,220	$(60)
Non-cash financing activities:
Lease incentives	$-	$(133,333)
Interest accrued on revolving line of credit from related party	$116,112	$-
Effect of foreign currency translation on net assets	$(498)	$279

See accompanying notes to consolidated financial statements.

Note 1.     Presentation of Interim Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations, although the management of Talon International, Inc. and its consolidated subsidiaries (collectively, the “Company”) believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Note 2.     Summary of Significant Accounting Policies

A complete description of the Company’s Significant Accounting Policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and should be read in conjunction with these unaudited consolidated financial statements. The Significant Accounting Policies noted below are only those policies that have changed materially or have supplemental information included for the periods presented here.

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectibility of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified. Bad debt expense (recoveries), net for the three months ended March 31, 2016 and 2015 were $(252) and $(5,047), respectively.

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses, revolving line of credit from related party, capital lease obligations and other liabilities. The book value of the financial instruments is representative of their fair values. In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At March 31, 2016 and December 31, 2015, cash equivalents consisted of money market funds measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $329,000 and $860,000, respectively.

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

The Company applies Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other - Testing Indefinite-lived Intangible Assets for Impairment” to determine whether an impairment is required.  The guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not that an impairment exists, then the company is required to estimate the fair value of the indefinite-lived intangible assets and perform a quantitative impairment test in accordance with ASC 350-30. The Company completed the required assessment as of December 31, 2015, and noted no impairment.

From time to time the Company makes investments in product and technical opportunities that are complimentary to or enhancements to its apparel accessories business.  During the three months ended March 31, 2016, the Company made no investments in property rights complimentary to the Company’s Talon Zipper products and in 2015, the Company invested $5,765, in the acquisition of intellectual property rights complimentary to the Company’s Talon Zipper products. As of March 31, 2016 and December 31, 2015 the Company had accumulated investments of $73,005, for intellectual property rights complimentary to the Company’s Talon Zipper products, which were not yet in service.

 Intangible assets as of March 31, 2016 and December 31, 2015 are as follows:

	March 31,	December 31,
	2016	2015

Tradename - Talon trademark	$4,110,751	$4,110,751

Intellectual property rights	251,727	251,727
Less: Accumulated amortization (10 to 17 years)	(51,801)	(48,530)
Intellectual property rights, net	199,926	203,197

Intangible assets, net	$4,310,677	$4,313,948

Amortization expense for intangible assets was $3,271 for the three months ended March 31, 2016 and 2015.

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

Interest Expense, net – Interest expense reflects the cost of borrowings, amortization of deferred financing costs and amortization of debt discounts. Interest expense for the three months ended March 31, 2016 and 2015 totaled $151,083 and $94,837, respectively. Interest income consists of earnings from cash held in interest bearing accounts. Interest income for each of the three months ended March 31, 2016 and 2015 was less than $1,000.

Foreign Currency Translation

The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for the Company’s subsidiaries in China and India. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. Included in accumulated other comprehensive income was a cumulative foreign currency translation gain of $101,891 and $102,389 as of March 31, 2016 and December 31, 2015, respectively.

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

Note 3.     New Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The updated accounting guidance simplifies the accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. Management is currently evaluating the impact of this accounting standard on the Company’s financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 “Leases” (Topic 842). The new standard requires lessee recognition on the balance sheet of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. It is effective for fiscal years commencing after December 15, 2018 and early adoption is permitted. Management is currently evaluating the impact of this accounting standard on the Company’s financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. This ASU is part of the FASB's simplification initiative directed at reducing complexity in accounting standards. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. For public business entities, the amendments are effective in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., reclassifying the comparative balance sheet). Management is currently evaluating the impact of this accounting standard on the Company’s consolidated financial statements and notes thereto, and expects to adopt this guidance in the fiscal year ending December 31, 2016.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”, to reduce the complexity in accounting for inventory. This ASU requires entities to measure inventory at the lower of cost or net realizable value, replacing the market value approach that required floor and ceiling considerations.  This guidance for public entities is effective for fiscal years beginning after December 15, 2016, with early adoption permitted.  The Company is in the process of evaluating the adoption of this ASU, but does not expect this to have a material effect on its financial position, results of operations or cash flows.

Note 4.     Net Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Net income (loss)	Shares	Per Share Amount
Three months ended March 31, 2016:
Basic net income per share-
Net income	$49,117	92,267,831	$0.00
Effect of Dilutive Securities -
Options	-	1,205,860	-
Diluted net income per share	$49,117	93,473,691	$0.00

Three months ended March 31, 2015:
Basic net loss per share-
Net loss	$(159,223)	92,267,831	$(0.00)
Effect of Dilutive Securities -
Options	-	-	-
Diluted net loss per share	$(159,223)	92,267,831	$(0.00)

For the three months ended March 31, 2016, options to purchase 1,205,860 shares of common stock exercisable between $0.04 and $0.11 per share per share, were outstanding and included in the computation of diluted net income per share. Options to purchase 9,748,600 shares of common stock exercisable between $0.14 and $1.33 per share and warrants to purchase 3,250,000 shares of common stock exercisable between $0.14 and $0.18 per share, were outstanding, but were not included in the computation of diluted net income per share applicable to common stockholders because they would have an antidilutive effect on the net income per share.

For the three months ended March 31, 2015, options to purchase 9,672,767 shares of common stock exercisable between $0.04 and $3.14 per share, were outstanding but were not included in the computation of diluted net loss per share because they would have an antidilutive effect on the net loss per share.

Note 5.     Accounts Receivable

Accounts receivable are included on the consolidated balance sheets net of the allowance for doubtful accounts. The allowance for doubtful accounts at March 31, 2016 and December 31, 2015 was $57,465 and $67,217, respectively.

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

Inventories consist of the following:

	March 31,	December 31,
	2016	2015

Finished goods	$848,199	$724,372
Less: Reserves	(64,666)	(69,012)
Total inventories	$783,533	$655,360

Note 7.      Credit Facilities, Long Term Obligations and Related Party Transactions

Revolving Line of Credit from Related Party

On August 10, 2015, the Company entered into a loan and reimbursement agreement (“Loan Agreement”) with Princess Investment Holdings Inc. (“Princess Investment”). Princess Investment may be deemed an affiliate of Kutula Holdings, Ltd., a significant stockholder of the Company, which also has the contractual right to designate a director to the Company’s Board of Directors. Pursuant to the Loan Agreement, Princess Investment agreed to make available to the Company a loan of up to $3,000,000 (“Revolving Line of Credit”). Advances under the Loan Agreement accrued interest initially on the unpaid principal balance at an annual rate of 12.5%. Accrued interest on the Revolving Line of Credit was payable monthly beginning September 1, 2015, and the principal amount was payable in monthly installments beginning September 1, 2016 and continuing through the maturity date of August 10, 2018. Pursuant to the Loan Agreement, the Company issued Princess Investment warrants to purchase 1,000,000 shares of the Company’s common stock. The warrants are exercisable immediately upon issuance for a five-year period at an exercise price of $0.18 per share and include a “cashless” exercise option. On August 11, 2015, the Company received an advance from Princess Investment under the Loan Agreement in the amount of $1,500,000, of which $1,440,278 was used to pay off the Term Loan Payable to MUFG Union Bank N.A. on August 12, 2015 (See Retired Union Bank Credit Facilities). The Company borrowed an additional $500,000 through December 21, 2015, and had an outstanding balance of $2,000,000 under the Revolving Line of Credit from Princess Investment at December 21, 2015.

On December 21, 2015, the Company entered into an amended and restated credit agreement (the “Princess Investment Credit Agreement”) with Princess Investment, which amended the existing Loan Agreement, dated August 10, 2015, with Princess Investment to, among other things, increase the borrowing availability under the Loan Agreement from $3,000,000 to $6,000,000 and extend the maturity date of the loan to December 21, 2020 (the “Maturity Date”). The Princess Investment Credit Agreement requires the Company to comply with certain financial covenants, including a requirement not to incur a loss after taxes (as calculated in accordance with GAAP) of more than $1,000,000 in the aggregate for any two consecutive fiscal quarters, not to incur a loss after taxes for any three consecutive fiscal quarters and not to incur a loss after taxes for any trailing twelve month period ending at the end of any fiscal quarter. For the three months ended March 31, 2016, the Company was in compliance with all covenants.

Princess Investment will make advances under the Revolving Line of Credit from time to time as requested by the Company. The Company may prepay the Revolving Line of Credit at any time, and amounts prepaid may be re-borrowed through November 21, 2020. Under the amended terms, the Revolving Line of Credit will accrue interest on the unpaid principal balance at an annual rate of 11.5%. Interest on the Revolving Line of Credit for the period from December 21, 2015 through December 1, 2016 will accrue and be added to principal on December 1, 2016, and thereafter interest will be payable monthly in arrears. No principal payments will be due during the period ending December 31, 2017. Thereafter, principal will be payable $25,000 per month during the twelve months ended December 31, 2018, $35,000 per month during the twelve months ended December 31, 2019 and $50,000 per month during the twelve months ended December 31, 2020, with the remaining outstanding principal amount payable on the Maturity Date. The Princess Investment Credit Agreement continues to require payment of a $60,000 loan fee at maturity.

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

After consideration of FASB ASC 480 “Distinguishing Liability and Equity” and ASC 815 “Derivatives and Hedging”, the Company concluded that the warrants issued to Princess Investment should be recorded as an equity instrument. The fair value of the first one million warrants of $130,000 issued with the debt facility at August 10, 2015 and the fair value of the additional two million warrants of $320,000 issued with this debt facility at December 21, 2015 were valued using the Black-Scholes model. The fair value of the warrants was recorded as additional paid in capital and reflected as a debt discount to the face value of the Revolving Line of Credit, which discount is amortized over the term of the Loan and recognized as additional interest costs as amortized.

At March 31, 2016, the Company had an outstanding principal balance of approximately $4,127,458 under the Revolving Line of Credit, and approximately $1,900,000 remained in available borrowings under the Revolving Line of Credit as of March 31, 2016.

	March 31,	December 31,
	2016	2015

$4,000,000 revolving line of credit from related party and accrued interest payable per terms under Princess Investment Credit Agreement through maturity date of December 21, 2020; interest at a rate per annum of 11.5%	$4,127,458	$4,011,346
Less: Debt discounts net of related amortization	(406,593)	(428,114)
Less: Deferred financing costs net of related amortization	(85,912)	(90,460)
	3,634,953	3,492,772
Less: Current portion	-	-

Revolving line of credit, net of debt discounts, deferred financing costs and current portion	$3,634,953	$3,492,772

Interest expense, net, included on the Company’s Consolidated Statements of Operations and Comprehensive Income is comprised as follows:

	Three Months Ended March 31,
	2016	2015(1)

Revolving credit loan	$-	$25,039
Term loan payable	-	42,985
Revolving line of credit from related party	116,112	-
Amortization of deferred financing cost	4,547	26,370
Amortization of debt discounts	21,521	-
Total Credit Facilities related interest expense	142,180	94,394
Other interest expense, net	8,467	25
Interest expense , net	$150,647	$94,419

(1)	Interest expense related to a retired Debt Facility.

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

The Credit Agreement initially provided for a term loan in the amount of $5,000,000 (the “Term Loan Payable” and together with the Revolving Credit Loan, the “Union Bank Credit Facilities”). The Term Loan Payable was originally payable in 36 monthly payments of $138,889 beginning January 31, 2014 with interest payable at a per annum rate of two and three-quarters percent (2.75%) in excess of the Reference Rate. The Credit Agreement contained representations and warranties, affirmative, negative and events of default, applicable to the Company and its subsidiaries which were customary for Union Bank Credit Facilities of this type. The Credit Agreement initially contained financial covenants applicable to the Company and its subsidiaries including maintaining a Fixed Charge Coverage Ratio between Adjusted EBITDA and principal and interest payments (as defined in the Credit Agreement) of not less than 1.25:1.00 as of the close of each fiscal quarter and an EBITDA (as defined in the Credit Agreement) of at least $2,750,000 as of the close of each fiscal quarter, for the 12-month period ended as of the last day of the quarter. The Company did not satisfy the previous minimum Fixed Charge Coverage Ratio requirement (1.25:1.00) and the previous minimum EBITDA requirement of $2,750,000 for the 12-month periods ended September 30, 2014 and December 31, 2014, and in connection therewith obtained waivers of such non-compliance from Union Bank for those periods. In exchange for the waivers, the Company paid Union Bank a waiver fee of $10,000, and at December 31, 2014 a prepayment in the amount of $500,000 was made and applied to the principal of the Term Loan Payable and certain provisions of the Credit Agreement were amended.

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

Capital Leases

The Company has financed purchases of furniture and fixtures through various capital lease obligations; these capital lease obligations bear interest at a rate of 8% per annum. Under these obligations, the Company is required to make monthly payments of principal and interest through May 2019.

Capital lease obligations at March 31, 2016 and December 31, 2015 were $77,401 and $82,724, respectively.

Note 8.      Stockholders’ Equity

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

The Company’s Certificate of Incorporation presently authorizes the issuance of 3,000,000 shares of Preferred Stock, having a par value of $0.001 per share. No shares of Preferred Stock were outstanding at March 31, 2016 or December 31, 2015.

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

During the three months ended March 31, 2016 and 2015, 4,205,000 and 100,000 options, respectively were granted.

As of March 31, 2016, the Company had $819,925 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the remaining weighted average period of 3.27 years. As of March 31, 2015, unamortized stock-based compensation expense related to options issued to employees and directors was $644,243, which was to be recognized over the weighted average period of approximately 3.33 years.

During the three months ended March 31, 2016, the Company issued warrants to purchase 250,000 shares of the Company’s common stock to an outside services company. The warrants are exercisable immediately upon issuance for a five-year period at an exercise price of $0.14 per share and include a “cashless” exercise provision.

The following table summarizes the activity in the Company’s share-based compensation plans and other share-based grants during the three months ended March 31, 2016.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - January 1, 2016	8,435,267	$0.18
Granted	4,205,000	$0.14
Exercised	-	$-
Cancelled	-	$-
Options outstanding – March 31, 2016	12,640,267	$0.17
Non Employees
Warrants outstanding –January 1, 2016	3,000,000	$0.18
Granted	250,000	$0.14
Exercised	-	$-
Cancelled	-	$-
Warrants outstanding – March 31, 2016	3,250,000	$0.18

Note 10.      Income taxes

Provision for income taxes, net, for the three months ended March 31, 2016 was $35,651. Benefit from income taxes, net, for the three months ended March 31, 2015 was $81,015.

Current income taxes receivable were associated with foreign and domestic prepayments net of income tax payable, and totaled $6,065 and $1,953 as of March 31, 2016 and December 31, 2015, respectively.

Current income taxes payable were principally associated with foreign withholdings, funds transfers, and income tax payable from the Company’s Asia operations. Current income taxes payable as of March 31, 2016 and December 31, 2015 totaled $50,045 and $54,921, respectively, and were included in accrued expenses.

Deferred income tax assets, net, totaled $6,008,377 and $6,043,412 as of March 31, 2016 and December 31, 2015, respectively, are included in long term deferred income tax assets, net, and in current deferred income tax assets, net.

Deferred income tax liabilities totaled $3,310 and $5,406 as of March 31, 2016 and December 31, 2015, respectively.

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

During 2015, the Company realigned how it reports its operating segments to better conform to the way management views the business. In making this determination, the Company examined how the CODM evaluates the performance of the Company and as such reconsidered the aggregation of reporting segments in accordance with the aggregation criteria under ASC 280, Segment Reporting.

As a result of this assessment, the Company has identified and realigned the reporting of its operating segments into two reporting segments (Talon Zipper and Talon Trim) and has reclassified prior period results to reflect these product categories. The Tekfit operating segment results are now aggregated and reported as part of the Trim operating segment.

Information about the assets for each of the reportable segments is not maintained by the Company and therefore is not reviewed by the CODM as assets are reviewed and assessed on a consolidated basis. As a result, information about the assets for each of the reportable segments is not included on the Company’s segment reporting footnote.

As the Company evolves, adjustments may be made as to how the Company allocates resources and analyzes performance, which can result in a change to these segments.

The net revenues and operating margins for the two reporting segments are as follows:

	Three Months ended March 31, 2016
	Talon Zipper	Talon Trim	Talon Consolidated
Net sales	$4,276,384	$6,988,248	$11,264,632
Cost of goods sold	3,016,409	4,083,964	7,100,373
Gross profit	$1,259,975	$2,904,284	4,164,259
Operating expenses			3,928,844
Income from operations			$235,415

	Three Months ended March 31, 2015
	Talon Zipper	Talon Trim	Talon Consolidated
Net sales	$5,405,615	$5,402,807	$10,808,422
Cost of goods sold	3,912,363	3,332,152	7,244,515
Gross profit	$1,493,252	$2,070,655	3,563,907
Operating expenses			3,709,726
Loss from operations			$(145,819)

The Company distributes its products internationally and has reporting requirements based on geographic regions. Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment and intangibles) is attributed to countries based on the location of the assets, as follows:

Sales:	Three Months Ended March 31,
Country / Region	2016	2015
United States	$1,014,567	$734,145
China	2,701,114	2,792,383
Hong Kong	2,812,145	2,301,834
Bangladesh	1,049,298	1,069,054
Vietnam	927,932	441,412
India	513,604	609,118
Other	2,245,972	2,860,476
Total	$11,264,632	$10,808,422

	March 31,	December 31,
	2016	2015
Long-lived Assets:
United States	$4,828,533	$4,793,042
China	203,093	213,887
Hong Kong	75,569	88,912
Total	$5,107,195	$5,095,841

Note 13.      Subsequent Events

The Company evaluated subsequent events after the balance sheet date of March 31, 2016 through the date of the filing of this report, and determined that there were no reportable subsequent events.

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

Our primary business is serving as an outsourced apparel zipper, trim and stretch technology material supplier. We focus on product design and development, sampling and sourcing department for the most demanding brands and retailers. We believe that design differentiation among brands and retailers is a critical marketing tool for our customers. By assisting our customers in the design, development, sampling and sourcing of all apparel components other than fabric and thread, we generally achieve higher margins for our products, create long-term relationships with our customers, grow our sales to a particular customer by serving a larger proportion of their brands and better differentiate our sales and services from those of our competitors. We are expanding our business globally, to better serve our apparel customers at the factory level, in addition to global brands and retailers. We believe we can lead the industry in apparel accessories by having strong relationships with our brand and retail customers and having a distributed service organization to serve our factory customers globally.

Our Tekfit stretch technology business provides manufacturers with Talon’s patented material stretch technology, manufacturing know-how, proprietary equipment and materials necessary to produce expandable waistbands, shirt collars and various other stretch technology apparel inner lining components. Our supply of this product to customers was limited prior to 2012 by a licensing dispute with the technology inventor. In March 2012 we ended the licensing dispute, acquired all U.S. licenses and patents for this product technology, and settled all matters of litigation with the original owner. Upon ending this dispute, we proceeded to actively expand our marketing and selling efforts of this unique product within the industry. Consequently, the revenues we derived from the sale of products incorporating this stretch technology were substantially limited for the periods prior to settlement of the litigation, and are only recently beginning to be reestablished as we introduce this technology to major retailers.

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

Results of Operations

The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Net sales	100.0%	100.0%
Cost of goods sold	63.0	67.0
Gross profit	37.0	33.0
Sales and marketing expenses	13.3	15.2
General and administrative expenses	21.6	19.1
Interest expense, net	1.3	0.9
Provision for (benefit from) income taxes, net	0.3	(0.7)
Net income (loss)	0.5%	(1.5)%

    Sales

For the three months ended March 31, 2016 and 2015, sales by geographic region based on the customer delivery locations as a percentage of sales were as follows:

	Three Months Ended March 31,
Region	2016	2015
United states	9.0%	6.8%
China	24.0	25.8
Hong Kong	25.0	21.3
Bangladesh	9.3	9.9
Vietnam	8.2	4.1
India	4.6	5.6
Other	19.9	26.5
	100.0%	100.0%

Sales for three months ended March 31, 2016 were $11,265,000 reflecting an increase of $457,000 or 4.3% as compared to the same period in 2015. Our Talon Zipper products sales for the three months ended March 31, 2016 were $1,129,000 lower than the same period in 2015 due to decreases of $403,000 within our mass merchandising brand customers as compared to 2015, and by $726,000 to our specialty retail brands customers as compared to 2015. For the three months ended March 31, 2016, sales of Talon Trim products, which consist primarily of sales to specialty retail branded customers, increased by $1,585,000 compared to the same period in 2015, mainly due to new stretch technology programs and customers.

Gross Profit

Gross profit for the three months ended March 31, 2016 was $4,164,000 (or 37.0% of sales) as compared to $3,564,000 (or 33.0% of sales) during the same period in 2015, reflecting an increase of $600,000, principally attributable to higher overall sales volumes and a greater mix of higher-margin products in the Talon Zipper and the Talon Trim products, as well as lower freight, duty and manufacturing support costs.

A recap of the change in gross profit for the three months ended March 31, 2016, as compared to the same period in 2015, is as follows:

	Three Months Ended March 31, 2016 as compared to the same period in 2015
	$(1)	%(1)
Gross profit changes as a result of:
Higher sales volumes	368,000	10.3
Change in mix of products	165,000	4.6
Lower freight and duty costs	29,000	0.8
Lower manufacturing overhead costs	38,000	1.1
Gross profit change	600,000	16.8

(1)	Represents the amount or percentage, as applicable, of change in each item in the three months ended March 31, 2016 period as compared to the same period in 2015.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2016 totaled $1,503,000, a decrease of $139,000 as compared to the same period in 2015, mainly due to $100,000 in reduced compensation costs, $21,000 in reduced marketing expense and new product development costs and $47,000 in reduced travel and entertainment expenses offset by $19,000 in increased facilities and related expenses.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2016 totaled $2,426,000 or 21.6% of sales, as compared to the prior year of $2,067,000 or 19.1% of sales. General and administrative expenses were higher by $359,000 during the three months ended March 31, 2016, as compared to the same period in 2015, mainly due to $140,000 in increased compensation costs and $150,000 in increased professional and legal related expenses.

Interest expense and interest income

Interest expense for the three months ended March 31, 2016, increased by $57,000 (to $151,000) as compared to the same period in 2015. Interest expense for the three months ended March 31, 2016 included borrowings under our credit facility with Princess Investment Holdings, Inc. (the “Princess Investment Credit Facility”) and the related amortization of deferred financing costs and amortization of debt discounts (See Note 7 to the accompanying Notes to Consolidated Financial Statements). Interest expense for the three months ended March 31, 2015 included borrowings under our Credit Facilities with MUFG Union Bank, N.A., which were terminated on December 23, 2015 (formerly Union Bank, N.A., “Union Bank”). A brief summary of interest expense and interest income is presented below:

	Three Months Ended March 31,
	2016	2015
Amortization of deferred financing costs	$5,000	$26,000
Amortization of debt discounts	22,000	-
Interest expense under Credit Facilities	116,000	68,000
Other interest expense	8,000	-
Interest expense	151,000	94,000
Interest income	-	-
Interest expense, net	$151,000	$94,000

Income taxes

Provision for (benefit from) income taxes, net, for the three months ended March 31, 2016 and 2015, was $36,000 and $(81,000), respectively.

Liquidity and Capital Resources

The following table summarizes selected financial data at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015

Cash and cash equivalents	$2,142,000	$2,852,000
Total assets	$20,034,000	$19,265,000
Current liabilities	$9,709,000	$9,238,000
Long term liabilities	$3,954,000	$3,817,000
Stockholders’ equity	$6,371,000	$6,210,000

We believe that our existing cash and cash equivalents, our anticipated cash flows from our operating activities, and available borrowings from our Princess Investment Credit Facility, will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months. Approximately $1,900,000 remained in available borrowings under our Princess Investment Credit Facility as of March 31, 2016.

Cash and cash equivalents

Cash and cash equivalents decreased by $710,000 at March 31, 2016, as compared to December 31, 2015, principally due to $625,000 cash used in operating activities, and $83,000 in payments for the acquisition of property and equipment.

Cash flow from operations reflects net income from operations excluding non-cash charges, changes in operating capital and the impact of seasonality. During the three months ended March 31, 2016 and 2015, net cash used in operating activities was $625,000 and $670,000, respectively.

The net cash used in operating activities during the three months ended March 31, 2016 and 2015 resulted principally from:

	Three Months Ended March 31,
	2016	2015
Net income (loss) before non-cash expenses	$292,000	$(55,000)
Inventory increases	(127,000)	(482,000)
Accounts receivable increases	(1,254,000)	(1,290,000)
Accounts payable and accrued expenses increases	576,000	1,211,000
Other increases in operating capital	(112,000)	(54,000)
Net cash used in operating activities	$(625,000)	$(670,000)

Net cash used in investing activities for the three months ended March 31, 2016 and 2015 was $83,000 and $69,000, respectively, associated with the acquisition of property and equipment, and for the three months ended March 31, 2015 included $6,000 in the acquisition of intellectual property rights.

Net cash used in financing activities for the three months ended March 31, 2016 and 2015 was $5,000 and $211,000, respectively. In 2016, this reflects $5,000 in capital lease principal payments and for 2015, included $354,000 in term loan payments and $57,000 in financing costs associated with the credit facilities, offset by $200,000 in Revolving Credit Loan borrowings under our Credit Facilities.

Facility with Princess Investment, Terminated Facility with Union Bank and Capital Leases

For a description of our credit facility with Princess Investment, our terminated credit facilities with Union Bank and our capital lease obligations, see Note 7 of the accompanying notes to consolidated financial statements.

Future Capital Requirements

We have satisfied our working capital requirements primarily through cash flows generated from operations and borrowings under our Credit Facilities. We continue to evaluate both debt and equity financing options to provide capital to fund our global expansion and on-going operations. The extent of our future long-term capital requirements will depend on many factors, including our results from operations, future demand for our products, the size and timing of possible acquisitions, and our expansion into foreign markets. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we may need to raise debt or equity financing or reduce the scope of our business in order to fund our on-going operations or to satisfy our future short-term operating requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

Contractual Obligations

The following summarizes our contractual obligations at March 31, 2016:

	Payments Due by Period ($)
		Less than	1-3	4-5
Contractual Obligations	Total	1 Year	Years	Years
Revolving line of credit from related party	$6,353,000	$170,000	$2,314,000	$3,869,000
Operating leases	2,745,000	913,000	1,695,000	137,000
Capital leases	88,000	28,000	60,000	-
Total Obligations	$9,186,000	$1,111,000	$4,069,000	$4,006,000

Off-Balance Sheet Arrangements

At March 31, 2016 and December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

●	The allowances for doubtful accounts receivable and the bad debt expense (recoveries), net as at and for the three months ended March 31, 2016 and 2015, are as follows:

	Three Months Ended March 31,
	2016	2015
Allowance for doubtful accounts receivable	$57,000	$44,000
Bad debt expense (recoveries), net	$-	$(5,000)

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

●

We record deferred tax assets and liabilities arising from temporary timing differences between recorded net income and taxable net income when and if we believe that future earnings will be sufficient to realize the tax benefit. For those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided. If we determine that we may not realize all of our deferred tax assets in the future, we will make an adjustment to the carrying value of the deferred tax asset, which would be reflected as an income tax expense. Conversely, if we determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would be required to reverse the valuation allowance, which would be reflected as an income tax benefit. A deferred income tax liability related to indefinite lived intangibles will not be offset against deferred income tax assets. We believe that our estimate of deferred tax assets and liabilities and determination to record a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income, which is susceptible to change and dependent upon events that may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on the balance sheet and results of operations. See Note 10 in the accompanying Notes to Consolidated Financial Statements.

●

Sales are recognized when persuasive evidence of an arrangement exists, product title has passed, pricing is fixed or determinable and collection is reasonably assured. Sales resulting from customer buy-back agreements, or associated inventory storage arrangements are recognized upon delivery of the products to the customer, the customer’s designated manufacturer, or upon notice from the customer to destroy or dispose of the goods. Sales, provisions for estimated sales returns, and the cost of products sold are recorded at the time title transfers to customers. Actual product returns, which have historically been insignificant, are charged against estimated sales return allowances.

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

New Accounting Pronouncements

See Note 3 of accompanying notes to consolidated financial statements for a discussion of new accounting pronouncements.

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

As of the end of the period covered by this report, management, with the participation of Larry Dyne, our principal executive officer, Nancy Agger-Nielsen, our principal financial officer, and Jamey Johns, our principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, Mr. Dyne, Ms. Agger-Nielsen and Mr. Johns concluded that these disclosure controls and procedures were effective as of the end of the period covered in this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings

We currently have pending various claims and complaints that arise in the ordinary course of our business. We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on our consolidated financial condition if adversely determined against us.

Item 1A.     Risk Factors

Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. No material change to such risk factors has occurred during the three months ended March 31, 2016.

Item 6.        Exhibits

Exhibit No.	Description
10.10.5+	Amendment No. 4 to Executive Employment Agreement, dated as of March 11, 2016, between the Registrant and Larry Dyne. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 15, 2016.

10.27+**	Letter Agreement with Jamey Johns, effective as of March 21, 2016.

31.1**	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3**	Certificate of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

+	Indicates a management contract or compensatory plan.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2016	/s/ Larry Dyne

Larry Dyne
Chief Executive Officer
(Principal Executive Officer)

/s/ Nancy Agger-Nielsen

Nancy Agger-Nielsen
Chief Financial Officer
(Principal Financial Officer)

/s/ Jamey Johns

Jamey Johns
Chief Accounting Officer
(Principal Accounting Officer)