Form 10-Q
period 2016-06-30
TALON INTERNATIONAL, INC.
filed 2016-08-15
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

At August 11, 2016, the issuer had 92,274,255 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,583,444	$2,852,315
Accounts receivable, net	4,781,482	3,796,209
Inventories, net	636,730	655,360
Current deferred income tax assets, net	1,003,941	997,067
Prepaid expenses and other current assets	698,412	554,389
Total current assets	11,704,009	8,855,340

Property and equipment, net	878,188	781,893
Intangible assets, net	4,307,406	4,313,948
Deferred income tax assets, net	4,521,635	5,046,345
Other assets	322,063	267,325
Total assets	$21,733,301	$19,264,851

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,437,390	$6,087,561
Accrued severance payments	257,880	526,671
Accrued commissions	599,375	645,503
Other accrued expenses	1,990,234	1,956,130
Current portion of capital lease obligations	22,826	21,940
Total current liabilities	10,307,705	9,237,805

Revolving line of credit from related party, net of discounts and deferred financing costs	3,780,496	3,492,772
Capital lease obligations, net of current portion	49,144	60,784
Deferred income tax liabilities	4,776	5,406
Other liabilities	210,828	257,903
Total liabilities	14,352,949	13,054,670

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Common Stock, $0.001 par value, 300,000,000 shares authorized; 92,274,255 and 92,267,831 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	92,274	92,268
Additional paid-in capital	64,929,112	64,754,306
Accumulated deficit	(57,731,967)	(58,738,782)
Accumulated other comprehensive income	90,933	102,389
Total stockholders’ equity	7,380,352	6,210,181
Total liabilities and stockholders’ equity	$21,733,301	$19,264,851

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$14,454,889	$15,787,278	$25,719,521	$26,595,700
Cost of goods sold	9,003,343	10,754,319	16,103,716	17,998,834
Gross profit	5,451,546	5,032,959	9,615,805	8,596,866
Sales and marketing expenses	1,760,120	1,641,827	3,263,006	3,284,061
General and administrative expenses	1,888,408	2,618,291	4,314,366	4,685,783
Total operating expenses	3,648,528	4,260,118	7,577,372	7,969,844

Income from operations	1,803,018	772,841	2,038,433	627,022
Interest expense, net	155,761	106,142	306,408	200,561
Income before provision for income taxes	1,647,257	666,699	1,732,025	426,461
Provision for income taxes	689,559	218,192	725,210	137,177
Net income	$957,698	$448,507	$1,006,815	$289,284

Basic and diluted net income per share	$0.01	$0.00	$0.01	$0.00

Weighted average number of common shares outstanding - Basic	92,271,078	92,267,831	92,269,455	92,267,831

Weighted average number of common shares outstanding - Diluted	93,474,581	93,516,492	93,486,633	93,608,931

Net income	$957,698	$448,507	$1,006,815	$289,284
Other comprehensive income (loss) from foreign currency translation	(11,753)	311	(11,456)	590
Total comprehensive income	$945,945	$448,818	$995,359	$289,874

 See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$1,006,815	$289,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,292	124,687
Loss on disposal of property and equipment	-	281
Amortization of deferred financing cost and debt discounts	52,138	57,913
Stock based compensation	175,512	56,242
Deferred income taxes (benefits), net	517,206	(14,789)
Change in provision for bad debt	(37,823)	(14,857)
Inventory valuation provisions, net	(12,826)	11,499
Changes in operating assets and liabilities:
Accounts receivable	(962,477)	(2,425,230)
Inventories	29,977	(24,848)
Prepaid expenses and other current assets	(146,400)	(210,641)
Other assets.	(55,658)	(12,882)
Accounts payable and accrued expenses	1,359,236	3,384,251
Other liabilities	(46,764)	55,852
Net cash provided by operating activities	2,027,228	1,276,762

Cash flows from investing activities:
Proceeds from sale of equipment	-	350
Acquisitions of property and equipment	(242,925)	(104,011)
Acquisitions of intangibles	-	(20,437)
Net cash used in investing activities	(242,925)	(124,098)

Cash flows from financing activities:
Payments of term loan payable	-	(1,108,334)
Revolving credit loan borrowings	-	700,000
Payment of financing costs associated with credit facilities	-	(56,915)
Payment of capital leases	(10,754)	(1,683)
Payments related to taxes on the exercise of stock options	(700)	-
Net cash used in financing activities	(11,454)	(466,932)

Net effect of foreign currency exchange translation on cash	(41,720)	2,981
Net increase in cash and cash equivalents	1,731,129	688,713
Cash and cash equivalents at beginning of period	2,852,315	2,603,138
Cash and cash equivalents at end of period	$4,583,444	$3,291,851

See accompanying notes to consolidated financial statements.

 TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Supplemental disclosures of cash flow information:
	Six Months Ended June 30,
	2016	2015
Cash received (paid) during the period for:
Interest paid	$(19,599)	$(143,588)
Interest received	$914	$976
Income tax paid, net (principally foreign)	$(35,171)	$(29,081)
Non-cash financing activities:
Lease incentives	$-	$133,333
Capital lease obligation	$-	$94,741
Interest accrued on revolving line of credit from related party	$235,586	$-
Non-cash exercise of stock options	$6	$-
Effect of foreign currency translation on net assets	$(11,456)	$590

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

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectibility of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified. Bad debt expense (recoveries), net for the three and six months ended June 30, 2016 were $(19,794) and $(20,046), respectively. Bad debt recoveries, net for the three and six months ended June 30, 2015 were $(9,810) and $(14,857), respectively.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses, revolving line of credit from related party, capital lease obligations and other liabilities. The book value of the financial instruments is representative of their fair values. In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At June 30, 2016 and December 31, 2015, cash equivalents consisted of money market funds measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $642,000 and $860,000, respectively.

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

The Company applies Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other - Testing Indefinite-lived Intangible Assets for Impairment” to determine whether an impairment is required.  The guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not that an impairment exists, then the company is required to estimate the fair value of the indefinite-lived intangible assets and perform a quantitative impairment test in accordance with ASC 350-30. The Company completed the required assessment as of December 31, 2015, and noted no impairment. On an ongoing basis, the Company monitors for interim triggering events and noted no triggering events that would result in impairment as of June 30, 2016.

From time to time the Company makes investments in product and technical opportunities that are complimentary to or enhancements to its apparel accessories business.  During the three and six months ended June 30, 2016, the Company made no investments in property rights complimentary to the Company’s Talon Zipper products and in 2015, the Company invested $14,672 and $20,437 respectively in the acquisition of intellectual property rights complimentary to the Company’s Talon Zipper products. As of June 30, 2016 and December 31, 2015 the Company had accumulated investments of $73,005, for intellectual property rights complimentary to the Company’s Talon Zipper products, which were not yet in service.

 TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets as of June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
	2016	2015

Tradename - Talon trademark	$4,110,751	$4,110,751

Intellectual property rights	251,727	251,727
Less: Accumulated amortization (10 to 17 years)	(55,072)	(48,530)
Intellectual property rights, net	196,655	203,197
Intangible assets, net	$4,307,406	$4,313,948

Amortization expense for intangible assets was $3,271 and $6,542, respectively for the three and six months ended June 30, 2016 and 2015.

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

Interest Expense, net – Interest expense reflects the cost of borrowings, amortization of deferred financing costs and amortization of debt discounts. Interest expense for the three and six months ended June 30, 2016 totaled $156,239 and $307,322, respectively. Interest expense for the three and six months ended June 30, 2015 totaled $106,700 and $201,537, respectively. Interest income consists of earnings from cash held in interest bearing accounts. Interest income for each of the three months ended June 30, 2016 and 2015 was less than $1,000. Interest income for the six months ended June 30, 2016 and 2015 was $914 and $976, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for the Company’s subsidiaries in China and India. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. Included in accumulated other comprehensive income was a cumulative foreign currency translation gain of $90,933 and $102,389 as of June 30, 2016 and December 31, 2015, respectively.

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

Note 3.     New Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses” (Topic 326), which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more useful information about expected credit losses. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted for the fiscal years, and interim periods within those fiscal years, beginning December 15, 2018. Management is currently evaluating the impact of this accounting standard on the Company’s financial statements

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The updated accounting guidance simplifies the accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. Management is currently evaluating the impact of this accounting standard on the Company’s financial statements.

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

Note 4. Net Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Net income	Shares	Per Share Amount
Three months ended June 30, 2016:
Basic net income:
Net income	$957,698	92,271,078	$0.01
Effect of Dilutive Securities -
Options	-	1,203,503	0.00
Diluted net income per share	$957,698	93,474,581	$0.01

Three months ended June 30, 2015:
Basic net income:
Net income	$448,507	92,267,831	$0.00
Effect of Dilutive Securities -
Options	-	1,248,661	0.00
Diluted net income per share	$448,507	93,516,492	$0.00

	Net income	Shares	Per Share Amount
Six months ended June 30, 2016:
Basic net income:
Net income	$1,006,815	92,269,455	$0.01
Effect of Dilutive Securities -
Options	-	1,217,178	0.00
Diluted net income per share	$1,006,815	93,486,633	$0.01

Six months ended June 30, 2015:
Basic net income:
Net income	$289,284	92,267,831	$0.00
Effect of Dilutive Securities -
Options	-	1,341,100	0.00
Diluted net income per share	$289,284	93,608,931	$0.00

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2016, options to purchase 2,855,000 shares of common stock exercisable between $0.04 and $0.11 per share, were outstanding and included in the computation of diluted net income per share. Options to purchase 9,488,600 shares of common stock exercisable between $0.14 and $1.33 per share and warrants to purchase 3,250,000 shares of common stock exercisable between $0.14 and $0.18 per share, were outstanding, but were not included in the computation of diluted net income per share applicable to common stockholders because they would have an antidilutive effect on the net income per share.

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

Note 5.      Accounts Receivable

Accounts receivable are included on the consolidated balance sheets net of the allowance for doubtful accounts. The allowance for doubtful accounts at June 30, 2016 and December 31, 2015 was $29,394 and $67,217, respectively.

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

Inventories consist of the following:

	June 30,	December 31,
	2016	2015

Finished goods	$692,916	$724,372
Less: Reserves	(56,186)	(69,012)
Total inventories	$636,730	$655,360

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 21, 2015, the Company entered into an amended and restated credit agreement (the “Princess Investment Credit Agreement”) with Princess Investment, which amended the existing Loan Agreement, dated August 10, 2015, with Princess Investment to, among other things, increase the borrowing availability under the Loan Agreement from $3,000,000 to $6,000,000 and extend the maturity date of the loan to December 21, 2020 (the “Maturity Date”). The Princess Investment Credit Agreement requires the Company to comply with certain financial covenants, including a requirement not to incur a loss after taxes (as calculated in accordance with GAAP) of more than $1,000,000 in the aggregate for any two consecutive fiscal quarters, not to incur a loss after taxes for any three consecutive fiscal quarters and not to incur a loss after taxes for any trailing twelve month period ending at the end of any fiscal quarter. For the three and six months ended June 30, 2016, the Company was in compliance with all covenants.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2016, the Company had an outstanding principal balance of approximately $4,246,932 under the Revolving Line of Credit, and approximately $1,750,000 remained in available borrowings under the Revolving Line of Credit as of June 30, 2016.

	June 30,	December 31,
	2016	2015

$4,000,000 revolving line of credit from related party and accrued interest payable per terms under Princess Investment Credit Agreement through maturity date of December 21, 2020; interest at a rate per annum of 11.5%	$4,246,932	$4,011,346
Less: Debt discounts net of related amortization	(385,071)	(428,114)
Less: Deferred financing costs net of related amortization	(81,365)	(90,460)
	3,780,496	3,492,772
Less: Current portion	-	-

Revolving line of credit, net of debt discounts, deferred financing costs and current portion	$3,780,496	$3,492,772

Interest expense, net, included on the Company’s Consolidated Statements of Operations and Comprehensive Income is comprised as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015 (1)	2016	2015 (1)

Revolving line of credit from related party	$119,474	$-	$235,586	$-
Revolving credit loan	-	35,663	-	60,702
Term loan payable	-	38,038	-	81,023
Amortization of deferred financing costs	4,547	31,544	9,095	57,914
Amortization of debt discounts	21,521	-	43,043	-
Total Credit Facilities related interest expense	145,542	105,245	287,724	199,639
Other interest expense, net	10,219	897	18,684	922
Interest expense, net	$155,761	$106,142	$306,408	$200,561

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capital Leases

The Company has financed purchases of furniture and fixtures through various capital lease obligations, these capital lease obligations bear interest at a rate of 8% per annum. Under these obligations, the Company is required to make monthly payments of principal and interest through May 2019.

Capital lease obligations at June 30, 2016 and December 31, 2015 were $71,970 and $82,724, respectively.

Note 8.    Stockholders’ Equity

Authorized Common Stock and Preferred Stock

On November 8, 2013, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized to be issued from 100,000,000 to 300,000,000.

The Company’s Certificate of Incorporation presently authorizes the issuance of 3,000,000 shares of Preferred Stock, having a par value of $0.001 per share. No shares of Preferred Stock were outstanding at June 30, 2016 or December 31, 2015.

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

During the three and six months ended June 30, 2016, 120,000 and 4,325,000 options, respectively were granted. During the three and six months ended June 30, 2015, 300,000 and 400,000 options, respectively were granted.

During the three and six months ended June 30, 2016, options were exercised to acquire 6,424 shares of common stock under the 2008 Stock Incentive Plan, and 13,576 shares were retained by the Company in payment of the exercise price of $0.06 weighted average per share and the tax associated with the exercise of the options. At the time of exercise, the intrinsic value of the options exercised was $0.14 per share, and the retained shares had a value of $1,900. No options were exercised during the three and six months ended June 30, 2015.

As of June 30, 2016, the Company had $723,640 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the remaining weighted average period of 3.06 years. As of June 30, 2015, unamortized stock-based compensation expense related to options issued to employees and directors was $436,156, which was to be recognized over the weighted average period of approximately 3.19 years.

During the six months ended June 30, 2016, the Company issued warrants to purchase 250,000 shares of the Company’s common stock to an outside services company. The warrants are exercisable immediately upon issuance for a five-year period at an exercise price of $0.14 per share and include a “cashless” exercise provision.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity in the Company’s share-based compensation plans and other share-based grants during the six months ended June 30, 2016.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - January 1, 2016	8,435,267	$0.18
Granted	4,205,000	$0.14
Exercised	-	$-
Cancelled	-	$-
Options outstanding – March 31, 2016	12,640,267	$0.17
Granted	120,000	$0.14
Exercised	(20,000)	$0.06
Cancelled	(396,667)	$0.17
Options outstanding – June 30, 2016	12,343,600	$0.17
Non Employees
Warrants outstanding –January 1, 2016	3,000,000	$0.18
Granted	250,000	$0.14
Exercised	-	$-
Cancelled	-	$-
Warrants outstanding – March 31, 2016	3,250,000	$0.18
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Warrants outstanding – June 30, 2016	3,250,000	$0.18

Note 10.      Income taxes

Provision for income taxes for the three and six months ended June 30, 2016 was $689,559 and $725,210, respectively. Provision for income taxes for the three and six months ended June 30, 2015 was $218,192 and $137,177, respectively.

Current income taxes receivable were associated with foreign and domestic prepayments net of income tax payable, and totaled $1,960 and $1,953 as of June 30, 2016 and December 31, 2015, respectively.

Current income taxes payable were principally associated with foreign withholdings, funds transfers, and income tax payable from the Company’s Asia operations. Current income taxes payable as of June 30, 2016 and December 31, 2015 totaled $224,938 and $54,921, respectively, and were included in accrued expenses.

Deferred income tax assets, net, totaled $5,525,576 and $6,043,412 as of June 30, 2016 and December 31, 2015, respectively, are included in long term deferred income tax assets, net, and in current deferred income tax assets, net.

Deferred income tax liabilities totaled $4,776 and $5,406 as of June 30, 2016 and December 31, 2015, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The net revenues and operating margins for the two reporting segments are as follows:

	Three Months ended June 30, 2016
	Talon Zipper	Talon Trim	Talon Consolidated
Net sales	$6,046,684	$8,408,205	$14,454,889
Cost of goods sold	4,197,417	4,805,926	9,003,343
Gross profit	$1,849,267	$3,602,279	5,451,546
Operating expenses			3,648,528
Income from operations			$1,803,018

	Three Months ended June 30, 2015
	Talon Zipper	Talon Trim	Talon Consolidated
Net sales	$8,537,310	$7,249,968	$15,787,278
Cost of goods sold	6,299,158	4,455,161	10,754,319
Gross profit	$2,238,152	$2,794,807	5,032,959
Operating expenses			4,260,118
Income from operations			$772,841

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months ended June 30, 2016
	Talon Zipper	Talon Trim	Talon Consolidated
Net sales	$10,323,068	$15,396,453	$25,719,521
Cost of goods sold	7,213,827	8,889,889	16,103,716
Gross profit	$3,109,241	$6,506,564	9,615,805
Operating expenses			7,577,372
Income from operations			$2,038,433

	Six Months ended June 30, 2015
	Talon Zipper	Talon Trim	Talon Consolidated
Net sales	$13,942,925	$12,652,775	$26,595,700
Cost of goods sold	10,211,521	7,787,313	17,998,834
Gross profit	$3,731,404	$4,865,462	8,596,866
Operating expenses			7,969,844
Income from operations			$627,022

The Company distributes its products internationally and has reporting requirements based on geographic regions. Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment and intangibles) is attributed to countries based on the location of the assets, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Sales:
Country / Region
United States	$886,992	$939,366	$1,901,559	$1,673,511
China	4,071,603	4,702,275	6,772,717	7,494,658
Hong Kong	3,491,266	3,131,271	6,303,411	5,433,105
Bangladesh	1,379,419	1,408,343	2,428,717	2,477,397
Vietnam	964,002	1,206,436	1,891,934	1,647,848
India	680,268	823,474	1,193,872	1,432,592
Other	2,981,339	3,576,113	5,227,311	6,436,589
Total	$14,454,889	$15,787,278	$25,719,521	$26,595,700

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
	2016	2015
Long-lived Assets:
United States	$4,900,922	$4,793,042
China	203,870	213,887
Hong Kong	80,802	88,912
Total	$5,185,594	$5,095,841

Note 13.      Subsequent Events

The Company evaluated subsequent events after the balance sheet date of June 30, 2016 through the date of the filing of this report, and determined that there were no reportable subsequent events.

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

Results of Operations

The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.3	68.1	62.6	67.7
Gross profit	37.7	31.9	37.4	32.3
Sales and marketing expenses	12.2	10.4	12.7	12.3
General and administrative expenses	13.1	16.6	16.8	17.6
Interest expense, net	1.0	0.7	1.2	0.8
Provision for income taxes	4.8	1.4	2.8	0.5
Net income	6.6%	2.8%	3.9%	1.1%

Sales

For the three and six months ended June 30, 2016 and 2015, sales by geographic region based on the customer delivery locations as a percentage of sales were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Region	2016	2015	2016	2015
United States	6.1%	6.0%	7.4%	6.3%
China	28.2	29.8	26.3	28.2
Hong Kong	24.2	19.8	24.5	20.4
Bangladesh	9.5	8.9	9.4	9.3
Vietnam	6.7	7.6	7.4	6.2
India	4.7	5.2	4.6	5.4
Other	20.6	22.7	20.4	24.2
	100.0%	100.0%	100.0%	100.0%

Sales for the three months ended June 30, 2016 were $14,455,000 reflecting a decrease of $1,332,000 or 8.4% as compared to the same period in 2015. Our Talon Zipper products sales for the three months ended June 30, 2016 were $2,490,000 lower than the same period in 2015 due to decreases of $725,000 within our mass merchandising brand customers as compared to 2015, and by $1,765,000 to our specialty retail brands customers as compared to 2015. For the three months ended June 30, 2016, sales of Talon Trim products, which consist primarily of sales to specialty retail branded customers, increased by $1,158,000 compared to the same period in 2015, mainly due to new stretch technology programs and customers.

Sales for the six months ended June 30, 2016 were $25,720,000, reflecting a decline of $876,000 or 3.3% as compared to the same period in 2015. Our Talon Zipper products sales for the six months ended June 30, 2016 were $3,620,000 lower than the same period in 2015. Talon Zipper products sales for the six months ended June 30, 2016 decreased by $1,128,000 within our mass merchandising brand customers as compared to 2015, and by $2,492,000 in sales to our specialty retail brands customers as compared to 2015. For the six months ended June 30, 2016, Talon Trim products sales increased by $2,744,000 compared to the same period in 2015, mainly due to new stretch technology programs and customers.

Gross Profit

Gross profit for the three months ended June 30, 2016 was $5,452,000 (or 37.7% of sales) as compared to $5,033,000 (or 31.9% of sales) during the same period in 2015, reflecting an increase of $419,000, principally attributable to a greater mix of higher-margin products in the Talon Zipper and the Talon Trim products, as well as higher sales volumes for Talon Trim products, and lower freight, duty and manufacturing support costs, offset by lower overall sales volumes for Talon Zipper products.

Gross profit for the six months ended June 30, 2016 was $9,616,000 (or 37.4% of sales), reflecting an increase of $1,019,000 as compared to the same period in 2015. The increase in gross profit for the six months ended June 30, 2016, as compared to prior year, was principally attributable to a greater mix of higher-margin products in the Talon Zipper and the Talon Trim products, as well as higher sales volumes for Talon Trim products, and lower freight, duty and manufacturing support costs, offset by lower overall sales volume for Talon Zipper products.

A recap of the change in gross profit for the three and six months ended June 30, 2016, as compared to the same period in 2015, is as follows:

	Three Months Ended		Six Months Ended
	6/30/2016		6/30/2016
	as compared to the same period in 2015		as compared to the same period in 2015
	$(1)	%(1)	$(1)	%(1)
Gross profit changes as a result of:
Lower sales volumes	(546,000)	(10.9)	(124,000)	(1.4)
Change in mix of products	581,000	11.5	691,000	8.0
Lower freight and duty costs	335,000	6.7	364,000	4.2
Lower manufacturing overhead costs	49,000	1.0	88,000	1.0
Gross profit change	419,000	8.3	1,019,000	11.8

(1)	Represents the amount or percentage, as applicable, of change in each item in the three or six month period ended June 30, 2016, as applicable, as compared to the applicable prior year period.

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2016 totaled $1,760,000, an increase of $118,000 as compared to the same period in 2015, mainly due to $121,000 in additional compensation costs, $25,000 in additional administrative costs and $23,000 in increased facilities and related expenses offset by $26,000 in reduced marketing expense and new product development costs and $23,000 in reduced travel and entertainment expenses.

Sales and marketing expenses for the six months ended June 30, 2016 totaled $3,263,000, a decrease of $21,000 as compared to the same period in 2015, mainly due to $70,000 in reduced travel and entertainment expenses, and $47,000 in reduced marketing expense and new product development costs, offset by $41,000 in increased facilities and related expenses, $34,000 in additional administrative costs, and $21,000 in increased compensation costs.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2016 totaled $1,888,000 or 13.1% of sales, as compared to the prior year of $2,618,000 or 16.6% of sales. The decrease of $730,000 was mainly due to decreased compensation costs resulting from a one-time severance accrual for the three months ended June 30, 2015.

General and administrative expenses for the six months ended June 30, 2016 totaled $4,314,000 or 16.8% as a percentage of sales, as compared to general and administrative expenses in the prior year of $4,686,000 or 17.6% as a percentage of sales. General and administrative expenses were lower by $372,000 during the six months ended June 30, 2016, as compared to the same period in 2015, mainly due to $614,000 in decreased compensation costs, offset by $143,000 in increased professional, legal and administrative costs and $65,000 in increased travel and entertainment expenses.

Interest expense and interest income

Interest expense for the three months ended June 30, 2016, increased by $50,000 (to $156,000) as compared to the same period in 2015. Interest expense for the six months ended June 30, 2016, increased by $105,000 (to $306,000) as compared to the same period in 2015. Interest expense for the three and six months ended June 30, 2016 included borrowings under our credit facility with Princess Investment Holdings, Inc. (the “Princess Investment Credit Facility”) and the related amortization of deferred financing costs and amortization of debt discounts (See Note 7 to the accompanying Notes to Consolidated Financial Statements). Interest expense for the three and six months ended June 30, 2015 included borrowings under our Credit Facilities with MUFG Union Bank, N.A., which were terminated on December 23, 2015 (formerly Union Bank, N.A., “Union Bank”). A brief summary of interest expense and interest income is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Amortization of deferred financing costs	$5,000	$32,000	$9,000	$58,000
Amortization of debt discounts	22,000	-	43,000	-
Interest expense under Credit Facilities	118,000	74,000	235,000	142,000
Other interest expense	11,000	1,000	20,000	2,000
Interest expense	156,000	107,000	307,000	202,000
Interest income	-	(1,000)	(1,000)	(1,000)
Interest expense, net	$156,000	$106,000	$306,000	$201,000

Income taxes

Provision for income taxes for the three and six months ended June 30, 2016, was $689,000 and $725,000, respectively.

Provision for income taxes for the three and six months ended June 30, 2015, was $218,000 and $137,000, respectively.

Liquidity and Capital Resources

The following table summarizes selected financial data at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015

Cash and cash equivalents	$4,583,000	$2,852,000
Total assets	$21,733,000	$19,265,000
Current liabilities	$10,308,000	$9,238,000
Long term liabilities	$4,045,000	$3,817,000
Stockholders’ equity	$7,380,000	$6,210,000

We believe that our existing cash and cash equivalents, our anticipated cash flows from our operating activities, and available borrowings from our Princess Investment Credit Facility, will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months. Approximately $1,750,000 remained in available borrowings under our Princess Investment Credit Facility as of June 30, 2016.

Cash and cash equivalents

Cash and cash equivalents increased by $1,731,000 at June 30, 2016, as compared to December 31, 2015, principally due to $2,027,000 of cash provided by operating activities, offset by $243,000 in payments for the acquisition of property and equipment.

Cash flow from operations reflects net income from operations excluding non-cash charges, changes in operating capital and the impact of seasonality. During the six months ended June 30, 2016 and 2015, net cash provided by operating activities was $2,027,000 and $1,277,000, respectively.

The net cash provided by operating activities during the six months ended June 30, 2016 and 2015 resulted principally from:

	Six Months Ended June 30,
	2016	2015
Net income before non-cash expenses	$1,849,000	$510,000
Inventory increases (reductions)	30,000	(25,000)
Accounts receivable increases	(962,000)	(2,425,000)
Accounts payable and accrued expenses increases	1,359,000	3,384,000
Other reductions in operating capital	(249,000)	(167,000)
Net cash provided by operating activities	$2,027,000	$1,277,000

Net cash used in investing activities for the six months ended June 30, 2016 and 2015 was $243,000 and $124,000, respectively, associated with the acquisition of property and equipment, and for the six months ended June 30, 2015 included $20,000 associated with the acquisition of intellectual property rights.

Net cash used in financing activities for the six months ended June 30, 2016 and 2015 was $11,000 and $467,000, respectively. In 2016, this reflects $11,000 in capital lease principal payments and for 2015, included $1,108,000 in term loan payments, $57,000 in payments of financing costs associated with credit facilities and $2,000 in repayment of borrowings under capital leases, offset by $700,000 in Revolving Credit Loan borrowings under our Credit Facilities.

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

Contractual Obligations

The following summarizes our contractual obligations at June 30, 2016:

	Payments Due by Period ($)
		Less than	1-3	4-5
Contractual Obligations	Total	1 Year	Years	Years
Revolving line of credit from related party	$6,353,000	$298,000	$2,437,000	$3,618,000
Operating leases	2,584,000	940,000	1,568,000	76,000
Capital leases	81,000	28,000	53,000	-
Total Obligations	$9,018,000	$1,266,000	$4,058,000	$3,694,000

Off-Balance Sheet Arrangements

At June 30, 2016 and December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

●	The allowances for doubtful accounts receivable and the bad debt expense (recoveries), net as at and for the three and six months ended June 30, 2016 and 2015, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Allowance for doubtful accounts receivable	$29,000	$34,000	$29,000	$34,000

Bad debt recoveries, net	$(20,000)	$(10,000)	$(20,000)	$(15,000)

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

As of the end of the period covered by this report, management, with the participation of Larry Dyne, our principal executive officer, and principal financial officer, and Jamey Johns, our principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, Mr. Dyne and Mr. Johns concluded that these disclosure controls and procedures were effective as of the end of the period covered in this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings

We currently have pending various claims and complaints that arise in the ordinary course of our business. We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on our consolidated financial condition if adversely determined against us.

Item 1A.     Risk Factors

Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. No material change to such risk factors has occurred during the three and six months ended June 30, 2016.

Item 6.        Exhibits

Exhibit No.	Description
10.28	Consulting Agreement, dated as of July 19, 2016, between the Registrant and Nancy Agger-Nielsen. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 25, 2016.

10.29+	Letter Agreement with Daniel Ryu, effective as of July 19, 2016. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 25, 2016.

31.1**	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certificate of Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

+	Indicates a management contract or compensatory plan.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2016	/s/ Larry Dyne

Larry Dyne
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

/s/ Jamey Johns

Jamey Johns
Chief Accounting Officer
(Principal Accounting Officer)