Form 10-Q
period 2016-09-30
TALON INTERNATIONAL, INC.
filed 2016-11-14
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

At November 11, 2016, the issuer had 92,274,255 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,190,883	$2,852,315
Accounts receivable, net	3,917,457	3,796,209
Inventories, net	599,792	655,360
Current deferred income tax assets, net	963,432	997,067
Prepaid expenses and other current assets	618,211	554,389
Total current assets	10,289,775	8,855,340

Property and equipment, net	846,120	781,893
Intangible assets, net	4,269,867	4,313,948
Deferred income tax assets, net	4,498,749	5,046,345
Other assets	342,420	267,325
Total assets	$20,246,931	$19,264,851

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,914,445	$6,087,561
Accrued severance payments	93,333	526,671
Accrued commissions	463,208	645,503
Other accrued expenses	2,075,190	1,956,130
Current portion of capital lease obligations	23,283	21,940
Total current liabilities	8,569,459	9,237,805

Revolving line of credit from related party, net of discounts and deferred financing costs	3,930,861	3,492,772
Capital lease obligations, net of current portion	43,150	60,784
Deferred income tax liabilities	3,413	5,406
Other liabilities	247,440	257,903
Total liabilities	12,794,323	13,054,670

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Common Stock, $0.001 par value, 300,000,000 shares authorized; 92,274,255 and 92,267,831 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	92,274	92,268
Additional paid-in capital	64,982,967	64,754,306
Accumulated deficit	(57,711,272)	(58,738,782)
Accumulated other comprehensive income	88,639	102,389
Total stockholders’ equity	7,452,608	6,210,181
Total liabilities and stockholders’ equity	$20,246,931	$19,264,851

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$10,856,283	$9,992,091	$36,575,804	$36,587,791
Cost of goods sold	7,055,176	6,618,550	23,158,892	24,617,384
Gross profit	3,801,107	3,373,541	13,416,912	11,970,407
Sales and marketing expenses	1,706,173	1,494,693	4,969,179	4,778,754
General and administrative expenses	1,866,292	1,715,617	6,180,658	6,401,400
Total operating expenses	3,572,465	3,210,310	11,149,837	11,180,154

Income from operations	228,642	163,231	2,267,075	790,253
Interest expense, net	157,244	127,966	463,652	328,527
Loss on extinguishment of debt	-	134,049	-	134,049
Income (loss) before provision for income taxes	71,398	(98,784)	1,803,423	327,677
Provision for (benefit from) income taxes	50,703	(8,431)	775,913	128,746
Net income (loss)	$20,695	$(90,353)	$1,027,510	$198,931

Basic and diluted net income (loss) per share	$0.00	$0.00	$0.01	$0.00
Weighted average number of common shares outstanding - Basic	92,274,255	92,267,831	92,271,066	92,267,831
Weighted average number of common shares outstanding - Diluted	93,220,191	92,267,831	93,405,895	93,519,892

Net income (loss)	$20,695	$(90,353)	$1,027,510	$198,931

Other comprehensive loss from foreign currency translation	(2,276)	(10,220)	(13,750)	(9,630)
Total comprehensive income (loss)	$18,419	$(100,573)	$1,013,760	$189,301

 See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$1,027,510	$198,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	224,360	189,309
Loss on extinguishment of debt	-	134,049
Loss (gain) on disposal of property and equipment	(144)	281
Amortization of deferred financing cost and debt discounts	78,206	109,117
Stock based compensation	229,368	92,808
Deferred income taxes (benefits), net	579,237	(29,590)
Change in provision for bad debt	(25,282)	(7,370)
Inventory valuation provisions (recoveries), net	(6,846)	10,882
Adjustment to intangible asset cost	34,267	-
Changes in operating assets and liabilities:
Accounts receivable	(113,562)	(446,813)
Inventories	60,691	(69,326)
Prepaid expenses and other current assets	(66,500)	(32,923)
Other assets.	(76,074)	(97,293)
Accounts payable and accrued expenses	(246,845)	943,966
Other liabilities	(10,296)	47,670
Net cash provided by operating activities	1,688,090	1,043,698

Cash flows from investing activities:
Proceeds from sale of equipment	475	350
Acquisitions of property and equipment	(284,700)	(121,393)
Acquisitions of intangibles	-	(22,898)
Net cash used in investing activities	(284,225)	(143,941)

Cash flows from financing activities:
Revolving line of credit from related party borrowings	-	2,000,000
Payments of term loan payable	-	(2,833,334)
Revolving credit loan borrowings	-	700,000
Payment of revolving credit loan	-	(600,000)
Payment of financing costs associated with credit facilities	-	(138,715)
Payment of capital leases	(16,291)	(6,799)
Payments related to taxes on the exercise of stock options	(700)	-
Net cash used in financing activities	(16,991)	(878,848)

Net effect of foreign currency exchange translation on cash	(48,306)	(58,421)
Net increase (decrease) in cash and cash equivalents	1,338,568	(37,512)
Cash and cash equivalents at beginning of period	2,852,315	2,603,138
Cash and cash equivalents at end of period	$4,190,883	$2,565,626

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Supplemental disclosures of cash flow information:
	Nine Months Ended September 30,
	2016	2015
Cash received (paid) during the period for:
Interest paid	$(27,284)	$(203,919)
Interest received	$1,720	$1,998
Income tax paid, net (principally foreign)	$76,160	$9,858
Non-cash financing activities:
Warrants issued to related party	$-	$119,632
Lease incentives	$-	$133,333
Capital lease obligation	$-	$94,741
Interest accrued on revolving line of credit from related party	$359,882	$-
Non-cash exercise of stock options	$6	$-
Effect of foreign currency translation on net assets	$(13,750)	$(9,630)

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

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectability of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified. Bad debt expense, net for the three and nine months ended September 30, 2016 was $32,047 and $12,001, respectively. Bad debt expense (recoveries), net for the three and nine months ended September 30, 2015 was $7,487 and $(7,370), respectively.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s financial instruments include cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses, revolving line of credit from related party, capital lease obligations and other liabilities. The book value of the financial instruments is representative of their fair values. In accordance with this guidance, the Company measures its cash equivalents at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. At September 30, 2016 and December 31, 2015, cash equivalents consisted of money market funds measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $849,000 and $860,000, respectively.

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

The Company applies Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other - Testing Indefinite-lived Intangible Assets for Impairment” to determine whether an impairment is required.  The guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not that an impairment exists, then the company is required to estimate the fair value of the indefinite-lived intangible assets and perform a quantitative impairment test in accordance with ASC 350-30. The Company completed the required assessment as of December 31, 2015, and noted no impairment. On an ongoing basis, the Company monitors for interim triggering events and noted no triggering events that would result in impairment as of September 30, 2016.

From time to time the Company makes investments in product and technical opportunities that are complimentary to or enhancements to its apparel accessories business.  During the three and nine months ended September 30, 2016, the Company made no investments in property rights. During the three and nine months ended September 30, 2015, the Company invested $2,460 and $22,898 respectively in the acquisition of intellectual property rights complimentary to the Company’s Talon Zipper products. As of September 30, 2016 and December 31, 2015 the Company had accumulated investments of $38,738 and $73,005, respectively, for intellectual property rights complimentary to the Company’s Talon Zipper products, which were not yet in service.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets as of September 30, 2016 and December 31, 2015 are as follows:

	September 30,	December 31,
	2016	2015

Tradename - Talon trademark	$4,110,751	$4,110,751

Intellectual property rights	217,459	251,727
Less: Accumulated amortization (10 to 17 years)	(58,343)	(48,530)
Intellectual property rights, net	159,116	203,197
Intangible assets, net	$4,269,867	$4,313,948

Amortization expense for intangible assets was $3,271 and $9,813, respectively for the three and nine months ended September 30, 2016 and 2015.

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

Interest Expense, net – Interest expense reflects the cost of borrowings, amortization of deferred financing costs and amortization of debt discounts. Interest expense for the three and nine months ended September 30, 2016 totaled $158,050 and $465,372, respectively. Interest expense for the three and nine months ended September 30, 2015 totaled $128,988 and $330,525, respectively. Interest income consists of earnings from cash held in interest bearing accounts. Interest income for the three and nine months ended September 30, 2016 totaled $806 and $1,720, respectively. Interest income for the three and nine months ended September 30, 2015 totaled $1,022 and $1,998, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for the Company’s subsidiaries in China and India. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. Included in accumulated other comprehensive income was a cumulative foreign currency translation gain of $88,639 and $102,389 as of September 30, 2016 and December 31, 2015, respectively.

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

Note 3.     New Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU provides amendments to specific statement of cash flows classification issues. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. Management is currently evaluating the impact of this accounting standard on the Company’s consolidated financial statements.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses” (Topic 326), which replaces the incurred loss impairment methodology in current generally accepted accounting principles (“GAAP”) with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more useful information about expected credit losses. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted for the fiscal years, and interim periods within those fiscal years, beginning December 15, 2018. Management is currently evaluating the impact of this accounting standard on the Company’s consolidated financial statements

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The updated accounting guidance simplifies the accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. Management is currently evaluating the impact of this accounting standard on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases” (Topic 842). The new standard requires lessee recognition on the balance sheet of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. It is effective for fiscal years commencing after December 15, 2018 and early adoption is permitted. Management is currently evaluating the impact of this accounting standard on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. This ASU is part of the FASB's simplification initiative directed at reducing complexity in accounting standards. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. For public business entities, the amendments are effective in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., reclassifying the comparative balance sheet). Management is currently evaluating the impact of this accounting standard on the Company’s consolidated financial statements, and expects to adopt this guidance in the fiscal year ending December 31, 2016.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. We previously reported that in April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-15 address the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements such that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 and ASU 2015-03 are effective for financial statements of public business entities issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company chose to early adopt the amendment at December 31, 2015. Other than reclassification of debt issuance costs net of amortization from assets to liabilities, no other effect is included on the Company’s consolidated financial statements.

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

Note 4.   Net Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Net income (loss)	Shares	Per Share Amount
Three months ended September 30, 2016:
Basic net income:
Net income	$20,695	92,274,255	$0.00
Effect of Dilutive Securities -
Options	-	945,936	0.00
Diluted net income per share	$20,695	93,220,191	$0.00

Three months ended September 30, 2015:
Basic net loss:
Net loss	$(90,353)	92,267,831	$0.00
Effect of Dilutive Securities -
Options	-	-	-
Diluted net loss per share	$(90,353)	92,267,831	$(0.00)

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Net income	Shares	Per Share Amount
Nine months ended September 30, 2016:
Basic net income:
Net income	$1,027,510	92,271,066	$0.01
Effect of Dilutive Securities -
Options	-	1,134,829	0.00
Diluted net income per share	$1,027,510	93,405,895	$0.01

Nine months ended September 30, 2015:
Basic net income:
Net income	$198,931	92,267,831	$0.00
Effect of Dilutive Securities -
Options	-	1,252,061	0.00
Diluted net income per share	$198,931	93,519,892	$0.00

For the three months ended September 30, 2016, options to purchase 2,541,667 shares of common stock exercisable between $0.04 and $0.10 per share, were outstanding and included in the computation of diluted net income per share. Options to purchase 9,057,600 shares of common stock exercisable between $0.10 and $1.33 per share and warrants to purchase 3,250,000 shares of common stock exercisable between $0.14 and $0.18 per share, were outstanding, but were not included in the computation of diluted net income per share applicable to common stockholders because they would have an antidilutive effect on the net income per share.

For the nine months ended September 30, 2016, options to purchase 2,721,667 shares of common stock exercisable between $0.04 and $0.11 per share, were outstanding and included in the computation of diluted net income per share. Options to purchase 8,877,600 shares of common stock exercisable between $0.10 and $1.33 per share and warrants to purchase 3,250,000 shares of common stock exercisable between $0.14 and $0.18 per share, were outstanding, but were not included in the computation of diluted net income per share applicable to common stockholders because they would have an antidilutive effect on the net income per share.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.   Accounts Receivable

Accounts receivable are included on the consolidated balance sheets, net of the allowance for doubtful accounts. The allowance for doubtful accounts at September 30, 2016 and December 31, 2015 was $41,934 and $67,217, respectively.

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

Inventories consist of the following:

	September 30,	December 31,
	2016	2015

Finished goods	$661,957	$724,372
Less: Reserves	(62,165)	(69,012)
Total inventories	$599,792	$655,360

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

On December 21, 2015, the Company entered into an amended and restated credit agreement (the “Princess Investment Credit Agreement”) with Princess Investment, which amended the existing Loan Agreement, dated August 10, 2015, with Princess Investment to, among other things, increase the borrowing availability under the Loan Agreement from $3,000,000 to $6,000,000 and extend the maturity date of the loan to December 21, 2020 (the “Maturity Date”). The Princess Investment Credit Agreement requires the Company to comply with certain financial covenants, including a requirement not to incur a loss after taxes (as calculated in accordance with GAAP) of more than $1,000,000 in the aggregate for any two consecutive fiscal quarters, not to incur a loss after taxes for any three consecutive fiscal quarters and not to incur a loss after taxes for any trailing twelve month period ending at the end of any fiscal quarter. For the three and nine months ended September 30, 2016, the Company was in compliance with all covenants.

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

Upon repayment of the indebtedness under the Company’s Credit Agreement with Union Bank, Union Bank released its liens on the Company’s assets and those of the Company’s subsidiaries, Princess Investment became the only secured lender, and in addition to the Credit Agreement, the following agreements (the “Security Agreements”) terminated in accordance with their terms: Continuing Guaranties, dated December 31, 2013, executed by the Company’s current subsidiaries, Talon Technologies, Inc. and Tag-It Pacific Limited in favor of Union Bank; Security Agreements, dated December 31, 2013, executed by the Company and its current domestic subsidiary, Talon Technologies, Inc., and Union Bank; a Debenture executed by Tag-It Pacific Limited and Union Bank; an Intercreditor Agreement, dated August 10, 2015, among the Company, Princess Investment and Union Bank; and a Subordination Agreement, dated August 10, 2015, among the Company, Princess Investment and Union Bank.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2016 and December 31, 2015, the Company had an outstanding principal balance of approximately $4,371,228 and $4,011,346, respectively under the Revolving Line of Credit, and as of September 30, 2016 and December 31 ,2015, approximately $1,629,000 and $2,000,000 remained in available borrowings under the Revolving Line of Credit.

	September 30,	December 31,
	2016	2015

$4,000,000 revolving line of credit from related party and accrued interest payable per terms under Princess Investment Credit Agreement through maturity date of December 21, 2020; interest at a rate per annum of 11.5%	$4,371,228	$4,011,346
Less: Debt discounts net of related amortization	(363,550)	(428,114)
Less: Deferred financing costs net of related amortization	(76,817)	(90,460)
Revolving line of credit, net of debt discounts and deferred financing costs	3,930,861	3,492,772
Less: Current portion	-	-

Revolving line of credit, net of debt discounts, deferred financing costs and current portion	$3,930,861	$3,492,772

Interest expense, net, included on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) is comprised as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revolving line of credit from related party	$124,296	$27,397	$359,882	$27,397
Revolving credit loan	-	35,841	-	96,543
Term loan payable	-	12,257	-	93,280
Amortization of deferred financing costs	4,547	43,021	13,642	100,935
Amortization of debt discounts	21,521	8,183	64,564	8,183
Total Credit Facilities related interest expense	150,364	126,699	438,088	326,338
Other interest expense, net	6,880	1,267	25,564	2,189
Interest expense, net	$157,244	$127,966	$463,652	$328,527

Retired Union Bank Credit Facilities

   On December 31, 2013, the Company entered into a Commercial Credit Agreement (the “Credit Agreement”) with MUFG Union Bank, N.A. (formerly Union Bank, N.A., “Union Bank”). The Credit Agreement initially provided for a 24 month revolving loan commitment and a 36 month term loan. The term loan was extinguished during the quarter ended September 30, 2015 by the payment on August 12, 2015 of $1,440,278 representing the outstanding principal and interest thereon, and the revolving loan commitment with Union Bank was paid off on December 23, 2015, in each case using proceeds from related party borrowings (See Revolving Line of Credit from Related Party).

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

Prior to repayment, the payment and performance of all indebtedness and other obligations under the Union Bank Credit Facilities were secured by liens on substantially all of the Company assets pursuant to the terms and conditions of security agreements and guaranties executed by the Company and its principle operating subsidiaries including Talon Technologies, Inc. (U.S. operation) and Tag-It Pacific Limited (Hong Kong operation).

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

Capital Leases

The Company has financed purchases of furniture and fixtures through various capital lease obligations which bear interest at a rate of 8% per annum. Under these obligations, the Company is required to make monthly payments of principal and interest through May 2019.

Capital lease obligations at September 30, 2016 and December 31, 2015 were $66,433 and $82,724, respectively.

Note 8.    Stockholders’ Equity

Authorized Common Stock and Preferred Stock

On November 8, 2013, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized to be issued from 100,000,000 to 300,000,000.

The Company’s Certificate of Incorporation presently authorizes the issuance of 3,000,000 shares of Preferred Stock, having a par value of $0.001 per share. No shares of Preferred Stock were outstanding at September 30, 2016 or December 31, 2015.

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

During the three and nine months ended September 30, 2016, 200,000 and 4,525,000 options, respectively were granted. During the three and nine months ended September 30, 2015, 300,000 and 700,000 options, respectively were granted.

Stock-based compensation expense for the three and nine months ended September 30, 2016 totaled $53,854 and $229,368, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2015 totaled $36,566 and $92,808, respectively.

As of September 30, 2016, the Company had $608,614 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the remaining weighted average period of 2.9 years. As of September 30, 2015, unamortized stock-based compensation expense related to options issued to employees and directors was $410,288, which was to be recognized over the weighted average period of approximately 2.9 years.

During the nine months ended September 30, 2016, the Company issued warrants to purchase 250,000 shares of the Company’s common stock to an outside services company. The warrants are exercisable immediately upon issuance for a five-year period at an exercise price of $0.14 per share and include a “cashless” exercise provision.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity in the Company’s share-based compensation plans and other share-based grants during the nine months ended September 30, 2016.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - January 1, 2016	8,435,267	$0.18
Granted	4,325,000	$0.14
Exercised	(20,000)	$0.06
Cancelled	(396,667)	$0.17
Options outstanding – June 30, 2016	12,343,600	$0.17
Granted	200,000	$0.10
Exercised	-	$-
Cancelled	(944,333)	$0.18
Options outstanding – September 30, 2016	11,599,267	$0.17
Non Employees
Warrants outstanding –January 1, 2016	3,000,000	$0.18
Granted	250,000	$0.14
Exercised	-	$-
Cancelled	-	$-
Warrants outstanding –June 30, 2016	3,250,000	$0.18
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Warrants outstanding – September 30, 2016	3,250,000	$0.18

Note 10.      Income taxes

Provision for income taxes for the three and nine months ended September 30, 2016 was $50,703 and $775,913, respectively. Provision for (benefit from) income taxes, net, for the three and nine months ended September 30, 2015 was $(8,431) and $128,746, respectively.

Current income taxes receivable were associated with foreign and domestic prepayments net of income tax payable, and totaled $10,160 and $1,953 as of September 30, 2016 and December 31, 2015, respectively.

Current income taxes payable were principally associated with foreign withholdings, funds transfers, and income tax payable from the Company’s Asia operations. Current income taxes payable as of September 30, 2016 and December 31, 2015 totaled $181,144 and $54,921, respectively, and were included in accrued expenses.

Deferred income tax assets, net, totaled $5,462,181 and $6,043,412 as of September 30, 2016 and December 31, 2015, respectively, are included in long term deferred income tax assets, net, and in current deferred income tax assets, net.

Deferred income tax liabilities totaled $3,413 and $5,406 as of September 30, 2016 and December 31, 2015, respectively.

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

●

The Company enters into indemnification provisions under its agreements with investors and its agreements with other parties in the normal course of business, typically with suppliers, customers and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these indemnification agreements is minimal and accordingly, the Company has not recorded any related liabilities.

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

The net revenues and operating margins for the two reporting segments are as follows:

	Three Months ended September 30, 2016
	Talon Zipper	Talon Trim	Talon Consolidated
Net sales	$3,587,603	$7,268,680	$10,856,283
Cost of goods sold	2,670,225	4,384,951	7,055,176
Gross profit	$917,378	$2,883,729	3,801,107
Operating expenses			3,572,465
Income from operations			$228,642

	Three Months ended September 30, 2015
	Talon Zipper	Talon Trim	Talon Consolidated
Net sales	$3,981,191	$6,010,900	$9,992,091
Cost of goods sold	2,888,204	3,730,346	6,618,550
Gross profit	$1,092,987	$2,280,554	3,373,541
Operating expenses			3,210,310
Income from operations			$163,231

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months ended September 30, 2016
	Talon Zipper	Talon Trim	Talon Consolidated
Net sales	$13,910,671	$22,665,133	$36,575,804
Cost of goods sold	9,884,052	13,274,840	23,158,892
Gross profit	$4,026,619	$9,390,293	13,416,912
Operating expenses			11,149,837
Income from operations			$2,267,075

	Nine Months ended September 30, 2015
	Talon Zipper	Talon Trim	Talon Consolidated
Net sales	$17,924,116	$18,663,675	$36,587,791
Cost of goods sold	13,099,723	11,517,661	24,617,384
Gross profit	$4,824,393	$7,146,014	11,970,407
Operating expenses			11,180,154
Income from operations			$790,253

The Company distributes its products internationally and has reporting requirements based on geographic regions. Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment and intangibles) is attributed to countries based on the location of the assets, as follows:

	Three Months Ended		Nine Months Ended
Sales:	September 30,		September 30,
Country / Region	2016	2015	2016	2015
United States	$1,110,610	$738,342	$3,012,169	$2,411,853
China	2,945,096	2,741,111	9,717,813	10,235,769
Hong Kong	2,715,970	2,456,406	9,019,381	7,889,511
Bangladesh	415,927	556,210	2,844,644	3,033,607
Vietnam	906,961	672,265	2,798,895	2,320,113
India	657,862	749,785	1,851,734	2,182,377
Other	2,103,857	2,077,972	7,331,168	8,514,561
Total	$10,856,283	$9,992,091	$36,575,804	$36,587,791

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2016	2015
Long-lived Assets:
United States	$4,858,567	$4,793,042
China	186,548	213,887
Hong Kong	70,872	88,912
Total	$5,115,987	$5,095,841

Note 13.     Subsequent Events

The Company evaluated subsequent events after the balance sheet date of September 30, 2016 through the date of the filing of this report, and determined that there were no reportable subsequent events.

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

Our primary business is serving as an outsourced apparel zipper, trim and stretch technology material supplier. We provide product design and development, sampling and sourcing services for the most demanding brands and retailers. We believe that design differentiation among brands and retailers is a critical marketing tool for our customers. By assisting our customers in the design, development, sampling and sourcing of all apparel components other than fabric and thread, we generally achieve higher margins for our products, create long-term relationships with our customers, grow our sales to a particular customer by serving a larger proportion of their brands and better differentiate our sales and services from those of our competitors. We are expanding our business globally, to better serve our apparel customers at the factory level, in addition to global brands and retailers. We believe we can lead the industry in apparel accessories by having strong relationships with our brand and retail customers and having a distributed service organization to serve our factory customers globally.

Our Tekfit stretch technology business provides manufacturers with Talon’s patented material stretch technology, manufacturing know-how, proprietary equipment and materials necessary to produce expandable waistbands, shirt collars and various other stretch technology apparel inner lining components. We are actively expanding our marketing and selling efforts of this unique product within the industry, including by introducing this technology to major retailers.

The adoption of new and innovative technology by major retailers, particularly where it modifies the style, design or performance of a garment, is a complicated and time-consuming process. New product innovations by major retailers can require 6 to 12 months to complete the design, marketing and manufacturing of the new item, and depending upon the seasonal aspect of the garment, introduction of the product to the market could require several additional months. Accordingly, the adoption within the retailers’ products of Tekfit technology requires significant time to accomplish. However, once adopted the production volumes continue to build as the technology is accepted across multiple styles with the retailer.

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

Results of Operations

The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.0	66.2	63.3	67.3
Gross profit	35.0	33.8	36.7	32.7
Sales and marketing expenses	15.7	15.0	13.6	13.0
General and administrative expenses	17.2	17.2	16.9	17.5
Interest expense, net	1.4	1.3	1.3	0.9
Loss on extinguishment of debt	-	1.3	-	0.4
Provision for (benefit from) income taxes	0.5	(0.1)	2.1	0.4
Net income (loss)	0.2%	-0.9%	2.8%	0.5%

Sales

For the three and nine months ended September 30, 2016 and 2015, sales by geographic region based on the customer delivery locations as a percentage of sales were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Region	2016	2015	2016	2015
United States	10.2%	7.4%	8.2%	6.6%
China	27.1	27.4	26.6	28.0
Hong Kong	25.0	24.6	24.7	21.6
Bangladesh	3.8	5.6	7.8	8.3
Vietnam	8.4	6.7	7.7	6.3
India	6.1	7.5	5.1	6.0
Other	19.4	20.8	19.9	23.2
	100.0%	100.0%	100.0%	100.0%

Sales for the three months ended September 30, 2016 were $10,856,000 reflecting an increase of $864,000 or 8.6% as compared to the same period in 2015. Our Talon Zipper products sales for the three months ended September 30, 2016 were $394,000 lower than the same period in 2015 due to decreases in sales from our specialty retail brands customers of $396,000, as compared to 2015. For the three months ended September 30, 2016, sales of Talon Trim products, which consist primarily of sales to specialty retail branded customers, increased by $1,258,000 compared to the same period in 2015, mainly due to new stretch technology programs and customers.

Sales for the nine months ended September 30, 2016 were $36,576,000, reflecting a decline of $12,000 as compared to the same period in 2015. Our Talon Zipper products sales for the nine months ended September 30, 2016 were $4,013,000 lower than the same period in 2015. Talon Zipper products sales for the nine months ended September 30, 2016 decreased by $1,125,000 within our mass merchandising brand customers as compared to 2015, and by $2,888,000 in sales to our specialty retail brands customers as compared to 2015. For the nine months ended September 30, 2016, Talon Trim products sales increased by $4,001,000 compared to the same period in 2015, mainly due to new stretch technology programs and customers.

Gross Profit

Gross profit for the three months ended September 30, 2016 was $3,801,000 (or 35.0% of sales) as compared to $3,374,000 (or 33.8% of sales) during the same period in 2015, reflecting an increase of $427,000, principally attributable to a higher sales volumes for Talon Trim products, and a greater mix of higher-margin products in the Talon Zipper and the Talon Trim products, offset by higher freight, duty and manufacturing support costs and lower overall sales volumes for Talon Zipper products.

Gross profit for the nine months ended September 30, 2016 was $13,417,000 (or 36.7% of sales), reflecting an increase of $1,447,000 as compared to the same period in 2015. The increase in gross profit for the nine months ended September 30, 2016, as compared to prior year, was principally attributable to a greater mix of higher-margin products in the Talon Zipper and the Talon Trim products, as well as higher sales volumes for Talon Trim products, and lower freight and duty, offset by lower overall sales volume for Talon Zipper products and higher manufacturing overhead costs.

A recap of the change in gross profit for the three and nine months ended September 30, 2016, as compared to the same period in 2015, is as follows:

	Three Months Ended		Nine Months Ended
	9/30/2016		9/30/2016
	as compared to the same period in 2015		as compared to the same period in 2015
	$(1)	%(1)	$(1)	%(1)
Gross profit changes as a result of:
Higher sales volumes	456,000	13.5	332,000	2.8
Change in mix of products	201,000	6.0	895,000	7.5
Lower (higher) freight and duty costs	(30,000)	(0.9)	335,000	2.8
Lower (higher) manufacturing overhead costs	(200,000)	(5.9)	(115,000)	(1.0)
Gross profit change	427,000	12.7	1,447,000	12.1

(1)	Represents the amount or percentage, as applicable, of change in each item in the three or nine month period ended September 30, 2016, as applicable, as compared to the applicable prior year period.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2016 totaled $1,706,000, an increase of $211,000 as compared to the same period in 2015, mainly due to $93,000 in additional compensation costs, $93,000 in additional marketing and new product development costs, $23,000 in increased travel and entertainment expenses and $20,000 in increased facilities and related expenses offset by $18,000 in reduced administrative costs.

Sales and marketing expenses for the nine months ended September 30, 2016 totaled $4,969,000, an increase of $190,000 as compared to the same period in 2015, mainly due to $115,000 in additional compensation costs, $61,000 in increased facilities and related expenses, $45,000 in increased marketing expense and new product development costs and $16,000 in additional administrative costs, offset by $47,000 in reduced travel and entertainment expenses.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2016 totaled $1,866,000 or 17.2% of sales, as compared to the prior year of $1,716,000 or 17.2% of sales. General and administrative expenses were higher by $151,000 during the three months ended September 30, 2016, as compared to the same period in 2015, mainly due to $205,000 in additional compensation costs and $20,000 in additional travel and entertainment expenses, offset by $125,000 in reduced professional, legal and administrative costs.

In September 2016, we recovered $250,000 of funds previously transferred to an overseas account as a result of a fraud known to law enforcement authorities as business e-mail compromise fraud, which involved employee impersonation and fraudulent requests targeting our finance department. As a result, we recorded a benefit of $250,000 in the third quarter of 2016. The fraud was previously charged as a loss in the fourth quarter of 2015.

General and administrative expenses for the nine months ended September 30, 2016 totaled $6,181,000 or 16.9% as a percentage of sales, as compared to general and administrative expenses in the prior year of $6,401,000 or 17.5% as a percentage of sales. General and administrative expenses were lower by $221,000 during the nine months ended September 30, 2016, as compared to the same period in 2015, mainly due to $409,000 in decreased compensation costs and $184,000 in reduced general and administrative costs, primarily the result of the fraud recovery, offset by $203,000 in increased professional, legal and administrative costs, $85,000 in increased travel and entertainment expenses and $34,000 in additional facilities and related expenses.

Interest expense and interest income

Interest expense for the three months ended September 30, 2016, increased by $29,000 (to $157,000) as compared to the same period in 2015. Interest expense for the nine months ended September 30, 2016, increased by $135,000 (to $464,000) as compared to the same period in 2015. Interest expense for the three and nine months ended September 30, 2016 included borrowings under our credit facility with Princess Investment Holdings, Inc. (the “Princess Investment Credit Facility”) and the related amortization of deferred financing costs and amortization of debt discounts (See Note 7 to the accompanying Notes to Consolidated Financial Statements). Interest expense for the three and nine months ended September 30, 2015 included borrowings under our Credit Facilities with MUFG Union Bank, N.A., which were terminated on December 23, 2015 (formerly Union Bank, N.A., “Union Bank”). A brief summary of interest expense and interest income is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Amortization of deferred financing costs	$5,000	$43,000	$14,000	$101,000
Amortization of debt discounts	22,000	8,000	65,000	8,000
Interest expense under Credit Facilities	123,000	76,000	360,000	218,000
Other interest expense	8,000	2,000	27,000	4,000
Interest expense	158,000	129,000	466,000	331,000
Interest income	(1,000)	(1,000)	(2,000)	(2,000)
Interest expense, net	$157,000	$128,000	$464,000	$329,000

Loss on extinguishment of debt

Loss on extinguishment of debt in the amount of $134,000 was recorded during the three and nine months ended September 30, 2015 as a result of paying off the Term Note Payable to Union Bank. See Note 7 in the accompanying Notes to Consolidated Financial Statements.

Income taxes

Provision for income taxes for the three and nine months ended September 30, 2016, was $51,000 and $776,000, respectively.

Provision for (benefit from) income taxes, net, for the three and nine months ended September 30, 2015, was $(8,000) and $129,000, respectively.

Liquidity and Capital Resources

The following table summarizes selected financial data at September 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015

Cash and cash equivalents	$4,191,000	$2,852,000
Total assets	$20,247,000	$19,265,000
Current liabilities	$8,569,000	$9,238,000
Long term liabilities	$4,225,000	$3,817,000
Stockholders’ equity	$7,453,000	$6,210,000

We believe that our existing cash and cash equivalents, our anticipated cash flows from our operating activities, and available borrowings from our Princess Investment Credit Facility, will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months. Approximately $1,629,000 remained in available borrowings under our Princess Investment Credit Facility as of September 30, 2016.

Cash and cash equivalents

Cash and cash equivalents increased by $1,339,000 at September 30, 2016, as compared to December 31, 2015, principally due to $1,688,000 of cash provided by operating activities, offset by $285,000 in payments for the acquisition of property and equipment and $16,000 in capital lease principal payments.

Cash flow from operations reflects net income from operations excluding non-cash charges, changes in operating capital and the impact of seasonality. During the nine months ended September 30, 2016 and 2015, net cash provided by operating activities was $1,688,000 and $1,044,000, respectively.

The net cash provided by operating activities during the nine months ended September 30, 2016 and 2015 resulted principally from:

	Nine Months Ended September 30,
	2016	2015
Net income before non-cash expenses	$2,141,000	$698,000
Inventory reductions (increases)	61,000	(69,000)
Accounts receivable increases	(114,000)	(447,000)
Accounts payable and accrued expenses increases (reductions)	(247,000)	944,000
Other increases in operating capital	(153,000)	(82,000)
Net cash provided by operating activities	$1,688,000	$1,044,000

Net cash used in investing activities for the nine months ended September 30, 2016 and 2015 was $284,000 and $144,000, respectively, associated mainly with the acquisition of property and equipment, and for 2015 included $23,000 in the acquisition of intellectual property rights.

Net cash used in financing activities for the nine months ended September 30, 2016 and 2015 was $17,000 and $879,000, respectively. In 2016, this reflects $16,000 in capital lease principal payments. In 2015 this reflects $2,833,000 in term loan payments, $600,000 in repayments of Revolving Credit Loan borrowings, $139,000 in payments of financing costs associated with credit facilities and $7,000 in repayment of borrowings under capital leases, offset by $2,000,000 Revolving Term Loan from related party borrowings, and $700,000 in Revolving Credit Loan borrowings under our Union Bank Credit Facilities.

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

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2016:

	Payments Due by Period ($)
		Less than	1-3	4-5
Contractual Obligations	Total	1 Year	Years	Years
Revolving line of credit from related party	$6,353,000	$427,000	$2,557,000	$3,369,000
Operating leases	2,345,000	928,000	1,398,000	19,000
Capital leases	74,000	28,000	46,000	-
Software as a Service "SaaS" license agreement	1,374,000	555,000	614,000	205,000
Total Obligations	$10,146,000	$1,938,000	$4,615,000	$3,593,000

Off-Balance Sheet Arrangements

At September 30, 2016 and December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

●	The allowances for doubtful accounts receivable and the bad debt expense (recoveries), net as at and for the three and nine months ended September 30, 2016 and 2015, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Allowance for doubtful accounts receivable	$42,000	$40,000	$42,000	$40,000

Bad debt expense (recoveries), net	$32,000	$7,000	$12,000	$(7,000)

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. No material change to such risk factors has occurred during the three and nine months ended September 30, 2016.

Item 6.	Exhibits

Exhibit No.	Description
31.1**	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certificate of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certificate of Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2016	/s/ Larry Dyne
Larry Dyne
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

/s/ Jamey Johns
Jamey Johns
Chief Accounting Officer
(Principal Accounting Officer)