Form 10-K
period 2016-12-31
TALON INTERNATIONAL, INC.
filed 2017-03-28
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer [_]         Accelerated filer [_]         Non-accelerated filer [_]         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

At June 30, 2016, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $3,490,620.

At March 24, 2017 the issuer had 92,274,255 shares of Common Stock, $0.001 par value, issued and outstanding.

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

Business Summary

We operate our business within the following product groups: Talon Zipper and Talon Trim (which includes our Tekfit stretch technology products). In our Talon Zipper group, we design, engineer, test and distribute custom zippers under our Talon trademark to apparel brands and manufacturers on a global basis. Talon enjoys extensive brand recognition and heritage within the apparel industry worldwide and is a 120+ year-old brand, renowned for its quality and product innovation and as the inventor of the formed wire metal zipper for the jeans industry. We are a specified custom zipper and preferred zipper brand for numerous manufacturers in the designer, sportswear, children’s wear and outerwear markets worldwide. We provide multiple lines of high quality custom zippers, including metal, coil and plastic zippers, vintage zippers, and specialty zippers for kids clothing and other fit-for-purpose applications, such as footwear, workwear and specialty bags. All products are for distribution to apparel manufacturers worldwide, including markets in China, Taiwan, India, Indonesia, Bangladesh, Vietnam, the Middle East, Europe, Mexico and Central America. We have sales and marketing teams in most of these areas. We have joint manufacturing arrangements in strategic international local markets to manufacture, finish and distribute our products locally under the Talon brand name. Our manufacturing partners operate under our direct manufacturing and quality assurance oversight, in accordance with our manufacturing specifications and quality standards, using only Talon approved and authorized raw materials. The unique and comprehensive supply chain network results in high quality finished zippers for our customers in their local markets. Our operating structure allows us to significantly improve the speed at which we serve the market and the service we provide to our customers, and to effectively expand the geographic footprint of our Talon products.

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

Our Talon Trim products also include our Talon Stretch Technology products. Under the Tekfit brand, we supply apparel manufacturers with interlining products and an advanced, patented fabric technology that creates stretchable fabric from non-stretchable material. This innovative technology allows the fabric to be altered through the addition of stretch characteristics resulting in greatly improved fit and comfort. Manufacturers use this technology to build-in stretch into standard waistbands that does not alter the appearance of the garment, but will allow the waist to stretch out and back by as much as two waist sizes. They also utilize this technology within inner pocketing shapewear panels to provide a firm comfort fit across the stomach and hips, while manufacturers of dress shirts use this stretch technology to produce comfortable, flexible shirt collars. Talon’s Stretch Technology and its Tekfit brand products have multiple applications in virtually any garment where added flexibility and comfort is desired.

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

Talon Trim Group - We consider our high level of customer service as a fully integrated single-source supplier essential to our success. We combine our quality customer service within our Talon Trim solutions with a history of design and manufacturing expertise to offer our customers a complete trim solution product. We believe this full-service product gives us a competitive edge over companies that only offer selected trim components because our full service solutions save our customers substantial time in ordering, designing, sampling and managing trim sourcing from several different suppliers. Our tracking and order management systems allow us to seamlessly supply Talon Trim solutions and products to apparel brands, retailers and manufacturers around the world. We produce custom hang tags, metal fasteners, woven, leather, synthetic, embroidered and novelty labels and tapes, which can be printed on or woven into a wide range of fabrics, as well as interlining and stretch technology components and other materials using specialized equipment. Our Tekfit products, which are a part of the Talon Trim Group, provide manufacturers with fabric interlinings and patented technology, manufacturing know-how, proprietary equipment and materials necessary to produce expandable waistbands, shirt collars and various other stretch technology apparel interlining components. All of Talon Trim Group products are sold to a similar class of customers, sourced from specialty trim suppliers, are distributed using similar distribution methods and are sold by a shared salesforce; these similarities support the aggregation of the operating results into a combined Talon Trim Group.

 The percentages of total revenue contributed by each of our two primary product groups for the last three fiscal years are as follows:

	Years Ended December 31,
	2016	2015	2014
Product Group Net Sales:
Talon Zipper	36.4%	44.0%	50.1%
Talon Trim	63.6%	56.0%	49.9%

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

Customers

We have over 800 active customers representing more than 250 of the world’s best known brands. Our customers include the designated suppliers of well-known apparel retailers and brands, such as VF Corporation, Fat Face, Express, Polo Ralph Lauren, American Eagle, Next, Eddie Bauer, Uniqlo, PVH, Ben Sherman, NY & Co., Guess, and Berne USA among others. Our customers also include contractors, agents and importers for mass merchant retailers such as Kohl’s, Wal-Mart, JC Penney, Costco and others.

For the years ended December 31, 2016, 2015 and 2014, our three largest customers combined represented approximately 8%, 6% and 5%, respectively, of consolidated net sales.

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

Sourcing and Assembly

We have developed expertise in identifying high quality materials, competitive prices and approved manufacturers for particular products and materials and ensuring strict adherence to quality manufacturing processes and materials. Our expertise enables us to produce a broad range of apparel accessories and Trim products at competitive prices. The majority of products that we procure and distribute are secured on a finished-good basis, manufactured by our partners and under our direct oversight. Raw materials used to manufacture or assemble all of our products are obtained only from sources we authorize and specify and are in adequate supply. We purchase products only from qualified material suppliers, and typically guarantee our customers that all materials used in the manufacture of our products are compliant with government regulations and controls over restricted substances.

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

Principally through our Asian facilities, we distribute Talon Zipper and Talon Trim apparel accessories and stretch technology components, and oversee the manufacture and distribution of the full range of our products. Through our Asian facilities, we serve our customers worldwide.

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

Employees

As of December 31, 2016, we had 201 full-time employees including 30 in the United States and 171 employees in Asia. Our labor forces are non-union. We believe that we have satisfactory employee and labor relations.

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

Our Commercial Credit Agreement entered into on August 10, 2015 and as amended on December 21, 2015 (the “Credit Agreement”), with our secured lender, Princess Investment Holdings Limited (“Princess Investment”), requires certain financial covenants, including a requirement not to incur a loss after taxes (as calculated in accordance with GAAP) of more than $1,000,000 in the aggregate for any two consecutive fiscal quarters, not to incur a loss after taxes for any three consecutive fiscal quarters and not to incur a loss after taxes for any trailing twelve month period ending at the end of any fiscal quarter.

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

Our customers have cyclical buying patterns, which may cause us to have periods of low sales volume.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

Our headquarters are located in the greater Los Angeles area, in Woodland Hills, California. We lease approximately 14,644 square feet of office, warehouse and product development spaces in the U.S. and 43,421 square feet of office, warehouse, product development, lab and testing space within Asia. The lease agreements related to these properties expire at various dates through October 2020. We believe our existing facilities are adequate to meet our needs for the foreseeable future.

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

	High	Low
Year ended December 31, 2016
1st Quarter	$0.18	$0.12
2nd Quarter	0.17	0.08
3rd Quarter	0.15	0.06
4th Quarter	0.18	0.09
Year ended December 31, 2015
1st Quarter	$0.20	$0.03
2nd Quarter	0.19	0.13
3rd Quarter	0.18	0.05
4th Quarter	0.20	0.13

On March 24, 2017 the closing sales price of our common stock as reported on the OTCQB was $0.09 per share. As of March 24, 2017, there were 26 record holders of our common stock and approximately 73.7% of our outstanding shares were held by brokers and dealers.

Dividends

We have never paid dividends on our common stock. In addition, our Credit Agreement with Princess Investment prohibits us from paying dividends without prior approval by Princess Investment. It is our intention to retain future earnings for use in our business.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock in the fourth quarter of 2016.

Recent Sales of Unregistered Securities

On February 10, 2016, the Company issued warrants to purchase 250,000 shares of the Company's common stock to an outside services company. The warrants are exercisable immediately upon issuance for a five-year period at an exercise price of $0.14 per share and include a “cashless” exercise provision. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

	(In thousands except share data)
	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:
Talon Zipper net sales	$17,582	$21,284	$24,710	$28,756	$22,062
Talon Trim net sales (5)	$30,678	$27,069	$24,613	$23,691	$22,539
Total net sales	$48,260	$48,353	$49,323	$52,447	$44,601
Income from operations (3)	$2,712	$1,420	$1,740	$2,757	$995
Net income (1)(2)(3)(4)	$995	$511	$572	$9,731	$679
Net income per share	$0.01	$0.01	$0.01	$0.17	$0.03
Basic net income (loss) per share	$0.01	$0.01	$0.01	$0.26	$(0.12)
Diluted net income (loss) per share	$0.01	$0.01	$0.01	$0.24	$(0.12)

Weighted average share outstanding - basic	92,272	92,268	92,154	56,213	22,458
Weighted average share outstanding - diluted	93,325	93,522	94,301	60,555	22,458
Total comprehensive income (1)(2)(3)(4)	$966	$498	$573	$9,778	$685

Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,914	$2,852	$2,603	$3,780	$8,927
Total assets	$21,155	$19,265	$18,102	$20,523	$18,976
Debt facilities and capital lease obligations	$4,102	$3,575	$4,164	$6,000	$3
Series B Convertible Preferred Stock	$-	$-	$-	$-	$23,979
Stockholders' equity (deficit)	$7,462	$6,210	$5,134	$4,431	$(16,028)

Per Share Data:
Net book value per common share	$0.08	$0.07	$0.06	$0.05	$(0.68)
Common shares outstanding	92,274	92,268	92,268	91,342	23,401

(1)	Net income for the year ended December 31, 2016 included $250,000 of recovered funds previously recorded as a business email compromise fraud loss in 2015.

(2)

Net income for the year ended December 31, 2015 included a $715,000 one-time accrual for severance payments to our former CEO and board member, which were recognized upon separation, a $250,000 business email compromise fraud loss, and a $134,000 loss on extinguishment of debt.

(3)	Income from operations for the year ended December 31, 2013 includes $330,000, related to trademark infringement litigation recovery.

(4)

Benefit from income taxes, net, in the amount of $7,492,000 was recorded on December 31, 2013, arising from the recognition of our net deferred tax assets principally associated with our U.S. operating loss carryforwards.

(5)	During the 2015 fiscal year, we realigned the reporting of our operating segments into two reporting segments (Zippers and Trim) and have reclassified prior period results to reflect these product categories. Our Tekfit operating segment results are now aggregated and reported as part of our Trim operating segment.

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

Results of Operations

Net Sales

For the years ended December 31, 2016, 2015 and 2014, total sales by geographic region based on customer delivery locations were as follows:

	Years Ended December 31,
	2016	2015	2014
Sales:
United States	$4,172,000	$3,416,000	$4,396,000
China	12,441,000	12,650,000	15,564,000
Hong Kong	11,617,000	10,638,000	11,497,000
Bangladesh	3,534,000	3,103,000	2,523,000
Vietnam	3,634,000	3,920,000	2,378,000
India	2,880,000	3,291,000	2,086,000
Other	9,982,000	11,335,000	10,879,000
Total	$48,260,000	$48,353,000	$49,323,000

The net sales for our two primary product groups are as follows:

	Years Ended December 31,
	2016	2015	2014
Product Group Net Sales:
Talon Zipper	$17,582,000	$21,284,000	$24,710,000
Talon Trim	30,678,000	27,069,000	24,613,000
Total	$48,260,000	$48,353,000	$49,323,000

Net sales are influenced by a number of factors, including demand, pricing strategies, new product launches, competitive products, product supply and foreign exchange rates. See Item 1 “Business” for a discussion of our principal products.

Sales for the year ended December 31, 2016 were $48,260,000, reflecting a slight decrease of $93,000 or -0.2% as compared to the same period in 2015. Our Talon Zipper products sales for the year ended December 31, 2016 were $3,702,000 lower than the same period in 2015 due to decreased sales of $928,000 within our mass merchandising brand customers as compared to 2015, and by $2,773,000 in sales to our specialty retail brands customers as compared to 2015. For the year ended December 31, 2016, sales of Talon Trim products, which consist primarily of sales to specialty retail branded customers, increased by $3,609,000 compared to the same period in 2015, mainly due to new stretch technology programs and customers.

In 2016, we continued to experience reduced sales to our mass merchandising Talon Zipper customers and selected specialty retail brand customers, including specialty teen retailers we serve with our Talon Zipper which decreased sales were offset by increased sales of our Talon Trim products. This marks a continuation of the general apparel retail trends, including weakness, which began in the second quarter of 2014 and which have continued throughout 2016. While retail trends are highly cyclical, industry data indicates that with lower consumer demand and excess carryover retail inventories which have been observed in the general apparel retail markets, the potential remains for continued weakening sales to our sensitive mass merchandising and, to a lesser degree to our specialty retail brand customers. This outlook is expected to be offset, however, by expansion of existing customer programs and new customers adopting our stretch technology products into their product offerings.

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

Cost of goods sold and selected operating expenses

The following table summarizes cost of goods sold and selected operating expenses for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands) and the percentage change in such operating expenses as compared to the previous year:

	Years Ended December 31,
	2016	Change	2015	Change	2014

Sales	$48,260	0%	$48,353	-2%	$49,323
Cost of goods sold	$30,631	-4%	$32,070	-4%	$33,315
% of sales	63%		66%		68%
Sales and marketing expense	$6,786	6%	$6,415	1%	$6,330
% of sales	14%		13%		13%
General and administrative expense	$8,132	-4%	$8,448	6%	$7,938
% of sales	17%		17%		16%

Cost of goods sold

Cost of goods sold for the year ended December 31, 2016 decreased $1,439,000 as compared to the same period in 2015, representing a 0.5% improvement as a percentage of sales.  $52,000 of the decrease in the cost of goods sold was the result of lower overall sales volume, $1,214,000 was due to lower direct purchase costs associated with a greater mix of higher-margin products in the Talon Zipper and the Talon Trim products, $323,000 was due to lower freight and duty costs, offset by $150,000 of higher manufacturing overhead and inventory obsolescence costs.

Cost of goods sold for the year ended December 31, 2015 decreased $1,245,000 as compared to the same period in 2014, representing a 2% improvement as a percentage of sales.  $556,000 of the decrease in the cost of goods sold was the result of lower overall sales volume, $867,000 was due to lower direct purchase costs associated with a greater mix of higher-margin products in the Talon Zipper and the Talon Trim products, offset by $178,000 of higher manufacturing overhead costs, inventory obsolescence costs and freight expenses.

Sales and marketing expenses

Sales and marketing expenses for the year ended December 31, 2016 totaled $6,786,000, an increase of $371,000 when compared to the same period in 2015. This was mainly due to $200,000 of additional compensation costs, $73,000 of increased facilities and related expenses, $137,000 of additional new product development and marketing costs, offset by a $21,000 decrease in travel and related costs.

Sales and marketing expenses for the year ended December 31, 2015 totaled $6,415,000, which was a slight increase when compared to the same period in 2014. This was mainly due to $124,000 of additional compensation costs and $156,000 of increased facilities and related expenses offset by a $254,000 reduction in new product development and marketing costs.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2016 totaled $8,132,000, or 16.8% of sales, as compared to general and administrative expenses in the prior year of $8,448,000 or 17.5% of sales. General and administrative expenses were lower by $316,000 during the year ended December 31, 2016, as compared to the same period in 2015, mainly due to a $358,000 decrease in compensation costs, a $297,000 reduction in administrative costs as a result of the recovery of a business email compromise fraud loss (see below) offset by a $195,000 increase in additional professional services and $115,000 increase in additional travel and related costs.

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

In December 2015, we determined that we were the victim of criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department. The fraud resulted in a transfer of funds in the amount of $250,000 to an overseas account held by a third party and we recorded a charge of $250,000 in the fourth quarter of 2015. In September 2016, we were able to fully recover the funds transferred to the third party, less our legal expenses, and as a result, we recorded a benefit of $250,000 in the third quarter of 2016.

Loss on extinguishment of debt

Loss on extinguishment of debt in the amount of $134,000 was recorded during the year ended December 31, 2015 as a result of paying off the Term Loan Payable to Union Bank. See Note 2 in the accompanying Notes to Consolidated Financial Statements. There was no loss on extinguishment of debt during the year ended December 31, 2016.

Interest expense and interest income

Interest expense for the year ended December 31, 2016, increased by $106,000 to $619,000, as compared to the same period in 2015. Interest expense for the year ended December 31, 2015, increased by $102,000 to $513,000, as compared to the same period in 2014. Interest expense for the year ended December 31, 2016 included borrowings under Princess Investment Holdings, Inc. Credit facility (“Princess Investment Credit Facility”) and the related amortization of deferred financing costs and amortization of debt discounts (See Note 2 to the accompanying Notes to Consolidated Financial Statements). Interest expense for the year ended December 31, 2015, included borrowings under the Princess Investment Credit Facility and the related amortization of deferred financing costs and amortization of debt discounts as well as borrowings under our Credit Facilities with MUFG Union Bank, N.A., which were terminated on December 23, 2015 (formerly Union Bank, N.A., “Union Bank”).

A brief summary of interest expense and interest income is presented below:

	Years Ended December 31,
	2016	2015	2014
Amortization of deferred financing costs	$18,000	$152,000	$91,000
Amortization of debt discounts	86,000	22,000	-
Interest expense under Credit Facilities	488,000	308,000	318,000
Other interest expense	29,000	34,000	6,000
Interest expense	621,000	516,000	415,000
Interest income	(2,000)	(3,000)	(4,000)
Interest expense, net	$619,000	$513,000	$411,000

Income taxes

Provision for income taxes, net, for the year ended December 31, 2016, was $1,097,000 as compared to $262,000 in 2015 mainly due to higher taxable income and a higher effective tax rate in 2016 versus 2015. The provision for income taxes at December 31, 2016 and 2015 includes consideration of all taxable income worldwide (See Note 6 in the accompanying Notes to Consolidated Financial Statements).

Provision for income taxes, net, for the year ended December 31, 2015, was $262,000 as compared to $756,000 in 2014 mainly due to lower taxable income and a lower effective tax rate in 2015 versus 2014. The provision for income taxes at December 31, 2015 and 2014 includes consideration of all taxable income worldwide.

Liquidity and Capital Resources

The following table summarizes selected financial data at the following year end dates:

	December 31,
	2016	2015

Cash and cash equivalents	$4,914,000	$2,852,000
Total assets	$21,155,000	$19,265,000
Current liabilities	$9,375,000	$9,238,000
Long term liabilities	$4,318,000	$3,817,000
Stockholders’ equity	$7,462,000	$6,210,000

We believe that our existing cash and cash equivalents, our anticipated cash flows from our operating activities, and available borrowings from our Credit Facilities, will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months. Approximately $1,500,000 remained in available borrowings under our Princess Investment Credit Facility as of December 31, 2016.

Cash and cash equivalents

Most of our cash is held within various financial institutions globally and as of December 31, 2016 and 2015 there were no restricted cash balances.

Cash and cash equivalents increased by $2,061,000 at December 31, 2016, as compared to December 31, 2015, principally due to $2,595,000 in cash provided by operating activities, offset by $404,000 in payments for the acquisition of property and equipment, net of proceeds from selling of property and equipment and $22,000 in repayment of borrowings under capital leases.

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

 Cash flows

The following table summarizes our cash flow activity for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$2,595,000	$1,073,000	$889,000
Net cash used in investing activities	(404,000)	(250,000)	(271,000)
Net cash used in financing activities	(23,000)	(493,000)	(1,791,000)
Net effect of foreign currency translation on cash	(107,000)	(81,000)	(3,000)
Net increase (reduction) in cash and cash equivalents	$2,061,000	$249,000	$(1,176,000)

Operating Activities

The net cash provided by operating activities is our primary recurring source of funds, and reflects net income from operations, excluding non-cash charges and changes in operating capital. The net cash provided by operating activities during the years ended December 31, 2016, 2015 and 2014 resulted principally from:

	Years Ended December 31,
	2016	2015	2014
Net income before non-cash expenses	$2,506,000	$1,314,000	$1,477,000
Inventory reductions (increases)	157,000	(171,000)	311,000
Accounts receivable (increases) reductions	(538,000)	(827,000)	539,000
Accounts payable and accrued expenses increases (reductions	728,000	748,000	(1,432,000)
Other increases (decreases) in operating capital	(258,000)	9,000	(6,000)
Net cash provided by operating activities	$2,595,000	$1,073,000	$889,000

Investing Activities

Net cash used in investing activities for the year ended December 31, 2016 was $404,000 due to the net acquisition and disposal of property and equipment.

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

Financing Activities

Net cash used in financing activities for the year ended December 31, 2016 was $23,000 reflecting $22,000 in repayment of borrowings under capital leases and $1,000 in payments related to taxes associated with the exercise of stock options.

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

Facility with Princess Investment

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

On December 21, 2015, the Company entered into an amended and restated credit agreement (the “Princess Investment Credit Agreement”) with Princess Investment, which amended the existing Loan Agreement, dated August 10, 2015, with Princess Investment to, among other things, increase the borrowing availability under the Loan Agreement from $3,000,000 to $6,000,000 and extend the maturity date of the loan to December 21, 2020 (the “Maturity Date”). The Princess Investment Credit Agreement requires the Company to comply with certain financial covenants, including a requirement not to incur a loss after taxes (as calculated in accordance with GAAP) of more than $1,000,000 in the aggregate for any two consecutive fiscal quarters, not to incur a loss after taxes for any three consecutive fiscal quarters and not to incur a loss after taxes for any trailing twelve month period ending at the end of any fiscal quarter. At December 31, 2016, the Company was in compliance with all covenants.

Princess Investment will make advances under the Revolving Line of Credit from time to time as requested by the Company. The Company may prepay the Revolving Line of Credit at any time, and amounts prepaid may be re-borrowed through November 21, 2020. Under the amended terms, the Revolving Line of Credit will accrue interest on the unpaid principal balance at an annual rate of 11.5%. Interest on the Revolving Line of Credit for the period from December 21, 2015 through December 1, 2016 was accrued and added to principal on December 1, 2016, and thereafter interest will be payable monthly in arrears. No principal payments will be due during the period ending December 31, 2017. Thereafter, principal will be payable $25,000 per month during the twelve months ended December 31, 2018, $35,000 per month during the twelve months ended December 31, 2019 and $50,000 per month during the twelve months ended December 31, 2020, with the remaining outstanding principal amount payable on the Maturity Date. The Princess Investment Credit Agreement continues to require payment of a $60,000 loan fee at maturity.

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

After consideration of FASB ASC 480 “Distinguishing Liability and Equity” and ASC 815 “Derivatives and Hedging”, the Company concluded that the warrants issued to Princess Investment should be recorded as an equity instrument. The fair value of the first one million warrants of $130,000 issued with the debt facility at August 10, 2015 and the fair value of the additional two million warrants of $320,000 issued with the debt facility at December 21, 2015 were valued using the Black-Scholes model. The fair value of the warrants was recorded as additional paid in capital and reflected as a debt discount to the face value of the Revolving Line of Credit, which discount is amortized over the term of the Loan and recognized as additional interest costs, as amortized.

At December 31, 2016 and December 31, 2015, the Company had an outstanding principal balance of approximately $4,456,000 and $4,000,000 respectively under the Revolving Line of Credit, and as of December 31, 2016 and December 31, 2015, approximately $1,500,000 and $2,000,000 respectively remained in available borrowings under the Revolving Line of Credit.

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

Capital Leases

We have financed purchases of furniture and fixtures through various capital lease obligations. Our capital lease obligations as of December 31, 2016 are $61,000 and bear interest at a rate of 8.0% per annum. Under these obligations, we are required to make monthly payments of principal and interest through May 2019.

We have satisfied our working capital requirements primarily through cash flows generated from operations and borrowings under our Credit Facilities. As we continue to expand globally with apparel manufacturing in offshore locations, our customers are substantially all foreign-based and foreign-owned entities. We continue to evaluate both debt financing and equity options to provide capital to fund our expansion and on-going operations. If we experience significant reductions in sales, we may need to borrow or raise additional capital, or further reduce the scope of our business in order to fund our on-going operations or to satisfy our future short-term operating requirements. The extent of our future long-term capital requirements will depend on many factors, including our results of operations, future demand for our products, the size and timing of possible acquisitions, and our expansion into foreign markets. Our need for additional long-term financing may include the integration and expansion of our operations to exploit our rights under our Talon and Tekfit trade names, and the expansion of our operations in the Asian and other markets. If our cash from operations is less than anticipated or our working capital requirements and capital expenditures are greater than we expect, we may need to raise debt or equity financing in order to provide for our operations.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2016 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due by Period ($)
		Less than	1-3	4-5
Contractual Obligations	Total	1 Year	Years	Years
Revolving line of credit from related party	$6,309,000	$512,000	$5,797,000	$-
Operating leases	2,094,000	885,000	1,209,000	-
Capital leases	67,000	28,000	39,000	-
Software as a Service "SaaS" license agreement	1,113,000	294,000	614,000	205,000
Total Obligations	$9,583,000	$1,719,000	$7,659,000	$205,000

Off-Balance Sheet Arrangements

At December 31, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Critical accounting policies are those that are important to the portrayal of our financial condition and results of operations, and which require us to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

●

Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectibility of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known. The bad debt expenses, recoveries and allowances for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Years Ended December 31,
	2016	2015	2014

Bad debt expense, net	$11,000	$20,000	$15,000
Allowance for accounts receivable doubtful accounts	$40,000	$67,000	$51,000

●

Inventories are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market value and are all substantially finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead costs. Inventory is evaluated on a continual basis and reserve adjustments are made based on management’s estimate of future sales value, if any, of specific inventory items. Inventory reserves are recorded for damaged, obsolete, excess, impaired and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Market value of inventory is estimated based on the impact of market trends, an evaluation of economic conditions and the value of current orders relating to the future sales of this type of inventory. Inventory reserve is reduced by the disposition of inventory and write-off of reserved inventory, and increased by additions to the reserve for slow moving inventory. The inventory valuation provisions (recoveries) and allowances for inventory valuation reserves for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Years Ended December 31,
	2016	2015	2014

Inventory valuation provisions (recoveries), net	$8,000	$20,000	$(17,000)
Allowance for inventory valuation reserves	$64,000	$69,000	$199,000

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

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323).” This ASU responds to SEC staff announcements made in 2016 as it relates to the disclosure of the future impact of the effects of the new FASB guidance on revenue, leases and credit losses on financial instruments in accordance with Staff Accounting Bulletin 74. This ASU was effective upon issuance in January 2017. Management has adopted ASU 2017-03 effective for January 2017.

In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements (Topic 606): Revenue from Contracts with Customers.” This ASU provides amendments to Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, allow entities not to make quantitative disclosures about remaining performance obligations in certain cases and require entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. It also makes 12 additional technical corrections and improvements to the new revenue standard. The effective date and transition requirements are the same as those in ASC 606. Management is currently evaluating the impact of this accounting standard on the Company’s consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-19, “Technical Corrections and Improvements”. This ASU clarifies guidance, corrects errors and makes minor improvements affecting a variety of topics in the Accounting Standards Codification. Most of the amendments are not expected to have a significant effect on practice, but some of them could change practice for some entities. Transition guidance and a delayed effective date are provided for amendments that the FASB deemed more substantive. The other amendments are effective immediately. Management has implemented as necessary and is currently evaluating the impact of this accounting standard on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes” (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued. Management is currently evaluating the impact of this accounting standard on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses” (Topic 326), which replaces the incurred loss impairment methodology in current generally accepted accounting principles (“GAAP”) with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more useful information about expected credit losses. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted for the fiscal years, and interim periods within those fiscal years, beginning December 15, 2018. Management is currently evaluating the impact of this accounting standard on the Company’s consolidated financial statements. Management does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases” (Topic 842). The new standard requires lessee recognition on the balance sheet of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. It is effective for fiscal years commencing after December 15, 2018 and early adoption is permitted. In accordance with this standard, the Company will be establishing a right-of-use asset and an offsetting lease liability. Once adopted, we expect to report higher assets and liabilities as a result of including additional lease information on the consolidated balance sheet. The adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. This ASU is part of the FASB's simplification initiative directed at reducing complexity in accounting standards. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. For public business entities, the amendments are effective in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., reclassifying the comparative balance sheet). Management has adopted ASU 2015-17 effective for the fourth quarter of 2016. We presented the net deferred tax assets as noncurrent and reclassified any current deferred tax assets in the consolidated balance sheet on a retroactive basis. As a result, $997,000 and $746,000 of current deferred income taxes were reclassified to non-current deferred tax assets for the periods ending December 31, 2016 and 2015, respectively.

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. We previously reported that in April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-15 address the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements such that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 and ASU 2015-03 are effective for financial statements of public business entities issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company chose to early adopt the amendment at December 31, 2015. Other than reclassification of debt issuance costs net of amortization from assets to liabilities, no other effect is included on our financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40).” ASU 2014-15 addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Management has adopted this guidance effective for the fourth quarter of 2016.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our sales are denominated in United States dollars or the currency of the country in which our products originate. We are exposed to market risk for fluctuations in the foreign currency exchange rates for certain product purchases that are denominated in Hong Kong dollars and Chinese Yuan. We do not intend to purchase contracts to hedge the exchange exposure for future product purchases. There were no hedging contracts outstanding as of December 31, 2016. Currency fluctuations can increase the price of our products to foreign customers, which can adversely impact the level of our export sales from time to time. The majority of our cash equivalents are held in United States dollars in various bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Talon International, Inc. and Subsidiaries
Woodland Hills, California

We have audited the accompanying consolidated balance sheets of Talon International, Inc. and Subsidiaries (collectively, “the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule of the Company, listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ SingerLewak LLP
SingerLewak LLP Los Angeles, California March 27, 2017

TALON INTERNATIONAL, INC.

Consolidated balance sheets

	December 31,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$4,913,577	$2,852,315
Accounts receivable, net	4,315,608	3,796,209
Inventories, net	500,482	655,360
Prepaid expenses and other current assets	702,906	554,389
Total current assets	10,432,573	7,858,273

Property and equipment, net	884,208	781,893
Intangible assets, net	4,266,596	4,313,948
Deferred income tax assets, net	5,224,018	6,043,412
Other assets	347,638	267,325
Total assets	$21,155,033	$19,264,851

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,378,896	$6,087,561
Accrued expenses	2,972,689	3,128,304
Current portion of capital lease obligations	23,749	21,940
Total current liabilities	9,375,334	9,237,805

Revolving line of credit from related party, net of discounts and deferred financing costs	4,041,345	3,492,772
Capital lease obligations, net of current portion	37,035	60,784
Deferred income tax liabilities	3,037	5,406
Other liabilities	236,088	257,903
Total liabilities	13,692,839	13,054,670

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common Stock, $0.001 par value, 300,000,000 shares authorized; 92,274,255 and 92,267,831 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	92,274	92,268
Additional paid-in capital	65,040,432	64,754,306
Accumulated deficit	(57,743,904)	(58,738,782)
Accumulated other comprehensive income	73,392	102,389
Total stockholders’ equity	7,462,194	6,210,181
Total liabilities and stockholders’ equity	$21,155,033	$19,264,851

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

       Consolidated statements of INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015	2014
Net sales	$48,259,855	$48,352,699	$49,322,684
Cost of goods sold	30,631,070	32,069,601	33,314,773
Gross profit	17,628,785	16,283,098	16,007,911
Sales and marketing expenses	6,785,592	6,414,932	6,330,386
General and administrative expenses	8,131,560	8,447,694	7,937,820
Total operating expenses	14,917,152	14,862,626	14,268,206

Income from operations	2,711,633	1,420,472	1,739,705
Interest expense, net	619,430	513,435	411,270
Loss on extinguishment of debt	-	134,049	-
Income before provision for income taxes	2,092,203	772,988	1,328,435
Provision for income taxes	1,097,325	261,661	756,366
Net income	$994,878	$511,327	$572,069

Basic and diluted net income per share	$0.01	$0.01	$0.01
Weighted average number of common shares outstanding - Basic	92,271,868	92,267,831	92,153,648
Weighted average number of common shares outstanding - Diluted	93,324,691	93,521,809	94,301,166

Net income	$994,878	$511,327	$572,069

Other comprehensive income (loss) from foreign currency translation	(28,997)	(13,786)	1,390
Total comprehensive income	$965,881	$497,541	$573,459

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ equity

Years Ended December 31, 2016, 2015 and 2014

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance at January 1, 2014	91,342,215	$91,342	$64,046,631	$114,785	$(59,822,178)	$4,430,580
Stock Based Compensation	-	-	243,377	-	-	243,377
Foreign currency translation	-	-	-	1,390	-	1,390
RSU's settlement in common stock	610,894	611	(136,812)	-	-	(136,201)
Exercise of stock options	314,722	315	22,058	-	-	22,373
Net Income	-	-	-	-	572,069	572,069
Balance at December 31, 2014	92,267,831	92,268	64,175,254	116,175	(59,250,109)	5,133,588
Stock Based Compensation	-	-	129,052	-	-	129,052
Foreign currency translation	-	-	-	(13,786)	-	(13,786)
Issuance of warrants to related party	-	-	450,000	-	-	450,000
Net Income	-	-	-	-	511,327	511,327
Balance at December 31, 2015	92,267,831	92,268	64,754,306	102,389	(58,738,782)	6,210,181
Stock Based Compensation	-	-	286,833	-	-	286,833
Foreign currency translation	-	-	-	(28,997)	-	(28,997)
Exercise of stock options	6,424	6	(707)	-	-	(701)
Net Income	-	-	-	-	994,878	994,878
Balance at December 31, 2016	92,274,255	$92,274	$65,040,432	$73,392	$(57,743,904)	$7,462,194

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$994,878	$511,327	$572,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	301,008	257,376	265,590
Loss on disposal of property and equipment	602	122	2,297
Loss on extinguishment of debt	-	134,049	-
Amortization of deferred financing cost and debt discounts	104,276	174,474	90,572
Stock based compensation	286,833	129,052	243,377
Deferred income taxes, net	817,025	68,186	305,074
Change in provision for bad debt	(26,918)	19,938	14,624
Inventory valuation provisions (recoveries), net	(5,505)	19,973	(16,949)
Adjustment to intangible asset cost	34,268	-	-
Changes in operating assets and liabilities:
Accounts receivable	(537,688)	(826,936)	539,056
Inventories	156,622	(170,788)	310,876
Prepaid expenses and other current assets	(155,539)	(7,660)	26,796
Other assets.	(83,113)	(22,847)	(36,458)
Accounts payable and accrued expenses	728,028	748,445	(1,432,069)
Other liabilities	(19,914)	38,493	3,904
Net cash provided by operating activities	2,594,863	1,073,204	888,759

Cash flows from investing activities:
Proceeds from sale of equipment	475	509	2,783
Acquisitions of property and equipment	(404,102)	(224,046)	(227,989)
Acquisitions of intangibles assets	-	(26,948)	(46,057)
Net cash used in investing activities	(403,627)	(250,485)	(271,263)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	-	29,709
Payments related to taxes on exercise of stock options and settlement of RSU's	(700)	-	(143,537)
Revolving line of credit from related party borrowings	-	4,000,000	-
Revolving credit loan borrowings	-	700,000	1,000,000
Financing costs associated with credit facilities	-	(147,669)	(10,000)
Repayments of revolving credit loan	-	(2,200,000)	(500,000)
Payments of term loan payable	-	(2,833,334)	(2,166,666)
Payment of capital leases	(21,940)	(12,017)	-
Net cash used in financing activities	(22,640)	(493,020)	(1,790,494)

Net effect of foreign currency exchange translation on cash	(107,334)	(80,522)	(3,372)
Net increase (decrease) in cash and cash equivalents	2,061,262	249,177	(1,176,370)
Cash and cash equivalents at beginning of period	2,852,315	2,603,138	3,779,508
Cash and cash equivalents at end of period	$4,913,577	$2,852,315	$2,603,138

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
Cash received (paid) during the period for:
Interest paid	$(73,196)	$(310,379)	$(324,842)
Interest received	$2,338	$2,764	$3,863
Income tax paid, net (principally foreign)	$(232,492)	$(150,818)	$(417,589)
Non-cash financing activities:
Warrants issued to related party	$-	$450,000	$-
Lease incentives	$-	$133,333	$-
Capital lease obligation	$-	$94,741	$-
Interest accrued on revolving line of credit from related party	$444,297	$11,346	$-
Non-cash exercise of stock options and settlements of RSU's in common stock	$6	$-	$649
Effect of foreign currency translation on net assets	$(28,997)	$(13,786)	$1,390

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

Organization and Basis of Presentation

Talon International, Inc. is the parent holding company of Talon Technologies, Inc., a California corporation (“Talon Tech”), formerly A.G.S. Stationery, Inc., Tag-It Pacific Limited, a Hong Kong corporation (“Tag-It HK”), Talon Zipper (Shenzhen) Co. Ltd., a China corporation, Talon International Private Limited, an India corporation and Talon Trims India Private Limited, an India corporation (collectively, the “Subsidiaries”), all of which are wholly-owned operating subsidiaries of the Company.

All significant intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the year. The resulting translation gains and losses are deferred and are shown as a separate component of stockholders’ equity, if material, and transaction gains and losses, if any, are recorded in the consolidated statement of operations in the period incurred. During 2016, 2015 and 2014, foreign currency translation and transaction gains and losses were not material. The Company does not engage in hedging activities with respect to exchange rate risk.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The Company had approximately $4.6 million and $2.9 million at financial institutions in excess of governmentally insured limits at December 31, 2016 and 2015.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectability of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount based on the Company’s historical experience for issues not yet identified. The Company writes off an account when it is considered to be uncollectible. The total allowance for accounts receivable doubtful accounts at December 31, 2016 and 2015 was $40,299 and $67,217, respectively.

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

Inventories consist of the following:

	December 31,
	2016	2015

Finished goods	$563,989	$724,372
Less: Inventory valuation reserves	(63,507)	(69,012)
Inventories, net	$500,482	$655,360

Impairment of Long-Lived Assets

The Company records impairment charges when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is measured by assessing the usefulness of an asset or by comparing the carrying value of an asset to its fair value. Fair value is typically determined using quoted market prices, if available, or an estimate of undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of impairment loss is calculated as the excess of the carrying value over the fair value. Changes in market conditions and management strategy have historically caused us to reassess the carrying amount of the Company’s long-lived assets. The Company completed the required assessment at December 31 ,2016 and 2015, and noted no impairment.

Property and Equipment

Property and equipment are recorded at historical cost. Maintenance and repairs are expensed as incurred. Upon retirement or other disposition of property and equipment, the related cost and accumulated depreciation or amortization are removed from the accounts and any gains or losses are included in results of operations.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment consist of the following:

			Depreciable
	December 31,		Life
	2016	2015	In Years (1)

Office equipment and computer related	$3,875,051	$4,126,720	3	-	5
Machinery and production related equipment	1,262,490	971,502	5	-	10
Leasehold improvements (2)	638,613	620,007
Furniture and fixtures	353,418	347,505		5
Total cost	6,129,572	6,065,734
Less: Accumulated depreciation and amortization	(5,245,364)	(5,283,841)

Property and equipment, net	$884,208	$781,893

(1)	Depreciation of property and equipment is computed using the straight-line method based on estimated useful lives as shown above.

(2)	Depreciable life for leasehold improvements represents the term of the lease or the estimated life of the related improvements, whichever is shorter.

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $287,924, $244,292 and $252,507 respectively.

Intangible Assets, net

Intangible assets consist of the Talon trade name acquired in a purchase business combination, patents, licenses, intellectual property rights and technology. Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other.” Intangible assets with estimable useful lives are amortized over their respective estimated useful lives using the straight-line method, and are reviewed for impairment in accordance with the provisions of ASC 360, “Property, Plant and Equipment.” Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset. Per ASC 350 the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not that an impairment exists, then the Company is required to estimate the fair value of the indefinite-lived intangible assets and perform a quantitative impairment test in accordance with ASU 350-30. The Company completed the required assessment as of December 31, 2016 and 2015, and noted no impairment.

From time to time the Company makes investments in product and technical opportunities that are complimentary to or enhancements to its apparel accessories business.  During the year ended December 31, 2016 the Company made no investment in intellectual property rights. During the year ended December 31, 2015, the Company invested $26,948 in the acquisition of intellectual property rights complimentary to the Company’s Talon Zipper products. As of December 31, 2016 and December 31, 2015 the Company had accumulated investments of $38,738 and $73,005, respectively, for intellectual property rights complimentary to the Company’s Talon Zipper products, which were not yet in service.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015

Tradename - Talon trademark	$4,110,751	$4,110,751

Intellectual property rights and exclusive license	217,459	251,727
Less: Accumulated amortization (10 to 17 years)	(61,614)	(48,530)
Intellectual property rights, net	155,845	203,197
Intangible assets, net	$4,266,596	$4,313,948

Amortization expense for intangible assets was $13,084 for the years ended December 31, 2016, 2015 and 2014.

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2016	2015

Accrued payroll and related expenses	$1,532,734	$1,731,121
Accrued commissions	557,369	645,503
Accrued rebates	316,287	339,780
Taxes payable	184,232	108,854
Accrued expenses	268,330	243,954
Other	113,737	59,092
Total accrued expenses	$2,972,689	$3,128,304

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the fourth quarter of 2016, the Company implemented ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. This ASU is part of the FASB's simplification initiative directed at reducing complexity in accounting standards. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The Company presented the net deferred tax assets as noncurrent and reclassified any current deferred tax assets in the consolidated balance sheet on a retroactive basis. As a result, $997,000 and $746,000 of current deferred income taxes were reclassified to non-current deferred tax assets for the periods ending December 31, 2016 and 2015, respectively.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 718 requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations. Stock-based compensation expense recognized in the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1 of the applicable year based on the grant date fair value estimated in accordance with the pro-forma provisions of ASC 718, and compensation expense for the share-based payment awards granted subsequent to January 1 based on the grant date fair value estimated in accordance with the provisions of ASC 718. For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. As stock-based compensation expense recognized in the Consolidated Statements of Operations and Comprehensive Income for 2016, 2015 and 2014 is based on awards expected to vest, in accordance with ASC 718, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Foreign Currency Translation

The Company’s reporting currency is US dollars. The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for the Company’s subsidiaries in China and India. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized. Gains and losses resulting from foreign currency transactions and remeasurement adjustments of monetary assets and liabilities not held in an entity’s functional currency, which primarily affects the Company’s subsidiary in Hong Kong where the local currency of the Hong Kong Dollar is not the functional currency, are included in earnings.

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

Interest Expense and Interest Income – Interest expense reflects the cost of borrowing, amortization of deferred financing costs and amortization of debt discounts. Interest expense for the years ended December 31, 2016, 2015 and 2014 was $621,768, $516,199, and $415,133, respectively. Interest income of $2,338, $2,764, and $3,863 for the years ended December 31, 2016, 2015 and 2014, respectively, consists of earnings from interest bearing receivables.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s financial instruments include cash and cash equivalents, revolving line of credit from related party, revolving credit loan and term loan payable. In accordance with ASC 820, the Company measures its cash equivalents at fair value. The Company has determined that the book value of the financial instruments is representative of their fair values. The Company’s cash equivalents are classified within Level 1 and valued primarily using quoted market prices utilizing market observable inputs. At December 31, 2016 and 2015, cash equivalents consisted of money market fund balances measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $1,125,000 and $860,000, respectively.

Presentation

In order to facilitate the comparison of financial information, certain amounts reported in the prior year have been reclassified to conform to the current year presentation.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323).” This ASU responds to SEC staff announcements made in 2016 as it relates to the disclosure of the future impact of the effects of the new FASB guidance on revenue, leases and credit losses on financial instruments in accordance with Staff Accounting Bulletin 74. This ASU was effective upon issuance in January 2017. Management has adopted ASU 2017-03 effective for January 2017.

In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements (Topic 606): Revenue from Contracts with Customers.” This ASU provides amendments to Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, allow entities not to make quantitative disclosures about remaining performance obligations in certain cases and require entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. It also makes 12 additional technical corrections and improvements to the new revenue standard. The effective date and transition requirements are the same as those in ASC 606. Management is currently evaluating the impact of this accounting standard on the Company’s consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-19, “Technical Corrections and Improvements”. This ASU clarifies guidance, corrects errors and makes minor improvements affecting a variety of topics in the Accounting Standards Codification. Most of the amendments are not expected to have a significant effect on practice, but some of them could change practice for some entities. Transition guidance and a delayed effective date are provided for amendments that the FASB deemed more substantive. The other amendments are effective immediately. Management has implemented as necessary and is currently evaluating the impact of this accounting standard on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes” (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued. Management is currently evaluating the impact of this accounting standard on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses” (Topic 326), which replaces the incurred loss impairment methodology in current generally accepted accounting principles (“GAAP”) with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more useful information about expected credit losses. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted for the fiscal years, and interim periods within those fiscal years, beginning December 15, 2018. Management is currently evaluating the impact of this accounting standard on the Company’s consolidated financial statements. Management does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases” (Topic 842). The new standard requires lessee recognition on the balance sheet of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. It is effective for fiscal years commencing after December 15, 2018 and early adoption is permitted. In accordance with this standard, the Company will be establishing a right-of-use asset and an offsetting lease liability. Once adopted, the Company expects to report higher assets and liabilities as a result of including additional lease information on the consolidated balance sheet. The adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. This ASU is part of the FASB's simplification initiative directed at reducing complexity in accounting standards. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. For public business entities, the amendments are effective in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., reclassifying the comparative balance sheet). Management has adopted ASU 2015-17 effective for the fourth quarter of 2016. The Company presented the net deferred tax assets as noncurrent and reclassified any current deferred tax assets in the consolidated balance sheet on a retroactive basis. As a result, $997,067 and $746,370 of current deferred income taxes were reclassified to non-current deferred tax assets for the periods ending December 31, 2016 and 2015, respectively.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40).” ASU 2014-15 addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Management has adopted this guidance effective for the fourth quarter of 2016.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 21, 2015, the Company entered into an amended and restated credit agreement (the “Princess Investment Credit Agreement”) with Princess Investment, which amended the existing Loan Agreement, dated August 10, 2015, with Princess Investment to, among other things, increase the borrowing availability under the Loan Agreement from $3,000,000 to $6,000,000 and extend the maturity date of the loan to December 21, 2020 (the “Maturity Date”). The Princess Investment Credit Agreement requires the Company to comply with certain financial covenants, including a requirement not to incur a loss after taxes (as calculated in accordance with GAAP) of more than $1,000,000 in the aggregate for any two consecutive fiscal quarters, not to incur a loss after taxes for any three consecutive fiscal quarters and not to incur a loss after taxes for any trailing twelve month period ending at the end of any fiscal quarter. For the year ended December 31, 2016, the Company was in compliance with all covenants.

Princess Investment will make advances under the Revolving Line of Credit from time to time as requested by the Company. The Company may prepay the Revolving Line of Credit at any time, and amounts prepaid may be re-borrowed through November 21, 2020. Under the amended terms, the Revolving Line of Credit will accrue interest on the unpaid principal balance at an annual rate of 11.5%. Interest on the Revolving Line of Credit for the period from December 21, 2015 through December 1, 2016 was accrued and added to principal on December 1, 2016, and thereafter interest will be payable monthly in arrears. No principal payments will be due during the period ending December 31, 2017. Thereafter, principal will be payable $25,000 per month during the twelve months ended December 31, 2018, $35,000 per month during the twelve months ended December 31, 2019 and $50,000 per month during the twelve months ended December 31, 2020, with the remaining outstanding principal amount payable on the Maturity Date. The Princess Investment Credit Agreement continues to require payment of a $60,000 loan fee at maturity.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After consideration of FASB ASC 480 “Distinguishing Liability and Equity” and ASC 815 “Derivatives and Hedging”, the Company concluded that the warrants issued to Princess Investment should be recorded as an equity instrument. The fair value of the first one million warrants of $130,000 issued with the debt facility at August 10, 2015 and the fair value of the additional two million warrants of $320,000 issued with the debt facility at December 21, 2015 were valued using the Black-Scholes model. The fair value of the warrants was recorded as additional paid in capital and reflected as a debt discount to the face value of the Revolving Line of Credit, which discount will be amortized over the term of the Loan and recognized as additional interest costs as amortized.

At December 31, 2016, the Company had an outstanding principal balance of $4,455,643 under the Revolving Line of Credit, and approximately $1,544,357 remained in available borrowings under the Revolving Line of Credit as of December 31, 2016.

	December 31,
	2016	2015

$6,000,000 revolving line of credit from related party and accrued interest payable per terms under Princess Investment Credit Agreement through maturity date of December 21, 2020; interest at a rate per annum of 11.5% as of December 31, 2016	$4,455,643	$4,011,346
Less: Debt discounts net of related amortization	(342,028)	(428,114)
Less: Deferred financing costs net of related amortization	(72,270)	(90,460)
Revolving line of credit, net of debt discounts and deferred financing costs	4,041,345	3,492,772
Less: Current portion	-	-
Revolving line of credit, net of debt discounts, deferred financing costs and current portion	$4,041,345	$3,492,772

Future minimum annual payments under the Revolving Line of Credit obligation are as follows:

Years ending December 31,	Amount	Principal (1)	Interest

2017	$512,399	$-	$512,399
2018	796,512	300,000	496,512
2019	875,646	420,000	455,646
2020	4,124,592	3,735,643	388,949
Total	$6,309,149	$4,455,643	$1,853,506

(1)	Includes $455,643 compounded interest from December 21, 2015 through November 30, 2016.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense, net, included on the Company’s Consolidated Statements of Operations and Comprehensive Income is comprised as follows:

	Years Ended December 31,
	2016	2015 (1)	2014 (1)

Revolving line of credit from related party	$487,816	$120,883	$61,733
Revolving credit loan	-	93,280	257,071
Term loan payable	-	94,907	-
Amortization of deferred financing costs	18,190	152,589	90,572
Amortization of debt discounts	86,086	21,885	-

Total Credit Facilities related interest expense	592,092	483,544	409,376

Other interest expense, net	27,338	29,891	1,894
Interest expense, net	$619,430	$513,435	$411,270

(1)	Interest expense related to a retired Debt Facility.

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

During the year ended December 31, 2015, the Company obtained advances under the Revolving Credit Loan of $700,000 and made repayments of $2,200,000 during the year, resulting in no outstanding Revolving Credit Loan borrowing at December 31, 2015.

Capital Leases

The Company has financed purchases of furniture and fixtures through various capital lease obligations which bear interest at a rate of 8% per annum. Under these obligations, the Company is required to make monthly payments of principal and interest through May 2019.

At December 31, 2016, total property and equipment under capital lease obligations and related accumulated depreciation was $94,739 and $31,580. respectively. At December 31, 2015, total property and equipment under capital lease obligations and related accumulated depreciation was $94,739 and $12,632. respectively.

Future minimum annual payments under these capital lease obligations are as follows:

Years ending December 31,	Amount

2017	$27,728
2018	27,728
2019	11,554
Total payments	67,010
Less amount representing interest	(6,226)
Balance at December 31, 2016	60,784
Less current portion	(23,749)
Long-term portion	$37,035

NOTE 3 - STOCKHOLDERS’ EQUITY

Authorized Common Stock and Preferred Stock

The Company’s Certificate of Incorporation currently authorizes 300,000,000 shares of common stock and 3,000,000 shares of preferred stock, each having a par value of $0.001 per share. No shares of preferred stock were outstanding at December 31, 2016 and 2015.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Options granted for the years ended December 31, 2016, 2015 and 2014 totaled 4,525,000, 800,000 and 4,045,000, respectively.

During the year ended December 31, 2016, options were exercised to acquire 20,000 shares of common stock under the 2008 Stock Incentive Plan, and 13,576 shares were retained by the Company in payment of the weighted average exercise per share of $0.06 and the tax associated with the exercise of the options. At the time of exercise, the intrinsic value of the options exercised was $0.14 per share, and the retained shares had a value of $1,900.

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

No options were exercised during the year ended December 31, 2015.

On February 10, 2016, the Company issued warrants to purchase 250,000 shares of the Company’s common stock to an outside services company. The warrants are exercisable immediately upon issuance for a five-year period at an exercise price of $0.14 per share and include a “cashless” exercise provision. The issuance of these securities was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Princess Investment Loan Agreement and Credit Agreement, during the year ended December 31, 2015, the Company issued Princess Investment warrants to purchase 3,000,000 shares of the Company’s common stock. The warrants are exercisable immediately upon issuance for a five-year period at an exercise price of $0.18 per share on a cashless basis (See Note 2).

The following table summarizes the activity in the Company’s share-based compensation plans and other share-based grants:

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - January 1, 2014	6,221,725	$0.19
Granted	4,045,000	$0.21
Exercised	(463,542)	$0.13
Cancelled	(55,416)	$0.19
Options outstanding – December 31, 2014	9,747,767	$0.20
Granted	800,000	$0.15
Exercised	-	$-
Cancelled	(2,112,500)	$0.25
Options outstanding – December 31, 2015	8,435,267	$0.18
Granted	4,525,000	$0.14
Exercised	(20,000)	$0.06
Cancelled	(3,007,000)	$0.19
Options outstanding – December 31, 2016	9,933,267	$0.16

Non Employees
Warrants outstanding –January 1, 2014 and December 31, 2014	-	$-
Granted	3,000,000	$0.18
Exercised	-	$-
Cancelled	-	$-
Warrants outstanding –December 31, 2015	3,000,000	$0.18
Granted	250,000	$0.14
Exercised	-	$-
Cancelled	-	$-
Warrants outstanding – December 31, 2016	3,250,000	$0.18

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2016			2015			2014
Stock Options and Warrants
Expected volatility	246	-	262%	242	-	266%	255	-	260%
Expected term (yrs)	5.0	-	6.1	5.0	-	6.1	5.3	-	6.1
Expected dividends		-			-			-
Risk-free rate	1.1	-	1.6%	1.6	-	2.0%	1.6	-	1.8%

A summary of the Company’s stock option and warrants information as of December 31, 2016, 2015 and 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Intrinsic Value
Employees and Directors Stock Options
At December 31, 2016
Outstanding	9,933,267	$0.16	6.7	$0.01
Vested and expected to vest	9,836,988	$0.16	6.7	$0.01
Exercisable	5,316,181	$0.17	4.8	$0.02
At December 31, 2015
Outstanding	8,435,627	$0.18	5.7	$0.03
Vested and expected to vest	8,381,079	$0.18	5.6	$0.04
Exercisable	6,322,764	$0.18	4.6	$0.04

Non-Employee Warrants
At December 31, 2016
Outstanding	3,250,000	$0.18	3.9	$-
Vested and expected to vest	3,250,000	$0.18	3.9	$-
Exercisable	3,250,000	$0.18	3.9	$-
At December 31, 2015
Outstanding	3,000,000	$0.18	4.9	$-
Vested and expected to vest	3,000,000	$0.18	4.9	$-
Exercisable	3,000,000	$0.18	4.9	$-

The aggregate intrinsic value of the stock options and warrants was calculated as the difference between the exercise price of a stock option or a warrant, as applicable, and the quoted price of the Company’s common stock at December 31, 2016 and 2015. The aggregate intrinsic value excludes stock options or warrants that have exercise prices in excess of the quoted price of the Company’s common stock at December 31, 2016 and 2015.

The total grant date fair value of stock options and warrants that vested during the years ended December 31, 2016, 2015 and 2014 was $209,850, $651,024 and $129,896, respectively. Stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014 was $286,833, $129,052 and $243,377 respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were approximately $551,946 of total unrecognized compensation costs related to non-vested stock options as of December 31, 2016. This cost is expected to be recognized over a weighted-average period of 6.7 years. There were approximately $363,197 of total unrecognized compensation costs related to non-vested stock options as of December 31, 2015. This cost was expected to be recognized over the weighted-average period of 5.7 years.

Restricted Stock Units (RSU’s)

There were no outstanding RSUs and no unamortized stock-based compensation expense related to RSUs as of December 31, 2016, 2015 and 2014.

NOTE 5 - NET INCOME PER SHARE

The following table presents the basic and diluted net income per share for each period presented:

	Net income (loss)	Shares	Per Share Amount
Year ended December 31, 2014
Basic net income:
Net income	$572,069	92,153,648	$0.01
Effect of Dilutive Securities -
Options	-	2,147,518	0.00
Diluted net income per share	$572,069	94,301,166	$0.01

Year ended December 31, 2015
Basic net income:
Net income	$511,327	92,267,831	$0.01
Effect of Dilutive Securities -
Options	-	1,253,978	0.00
Diluted net income per share	$511,327	93,521,809	$0.01

Year ended December 31, 2016
Basic net income:
Net income	$994,878	92,271,868	$0.01
Effect of Dilutive Securities -
Options	-	1,052,823	0.00
Diluted net income per share	$994,878	93,324,691	$0.01

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2016, options to purchase 2,021,667 shares of common stock exercisable between $0.04 and $0.11 per share were included in the computation of diluted net income per share. Options to purchase 7,911,600 shares of common stock exercisable between $0.10 and $1.33 per share and warrants to purchase 3,250,000 shares of common stock exercisable between $0.14 and $0.18 per share, were outstanding, but were not included in the computation of diluted net income per share applicable to common stockholders because they would have an antidilutive effect on the net income per share.

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

NOTE 6 - INCOME TAXES

The components of the provision for income taxes included in the consolidated statements of operations are as follows:

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$-	$-	$-
State	(129)	3,294	5,596
Foreign	280,429	190,181	445,696
Total current	280,300	193,475	451,292
Deferred:
Federal	491,014	56,835	259,028
State	328,380	4,051	68,214
Foreign	(2,369)	7,300	(22,168)
Total deferred	817,025	68,186	305,074
Total	$1,097,325	$261,661	$756,366

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory Federal income tax rate with the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2016	2015	2014
Current:
Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	10.4	0.6	3.7
Change in effective foreign tax rate	3.1	(4.1)	(12.5)
Foreign dividend, net of foreign tax credit	-	3.8	21.1
Other permanent differences	3.6	6.2	8.8
Change in valuation allowance	1.4	(14.6)	(1.9)
Change in uncertainty in income taxes	-	-	-
Other	(0.1)	8.0	3.7
Total	52.4%	33.9%	56.9%

Net income before income taxes is as follows:

	Years Ended December 31,
	2016	2015	2014

Domestic	$1,466,325	$574,028	$(151,579)
Foreign	625,878	198,960	1,480,014
Total	$2,092,203	$772,988	$1,328,435

The primary components of temporary differences which give rise to the Company’s deferred tax being presented as part of Deferred income tax assets, net (in long term assets), or Deferred income tax liabilities (in long term liabilities) in the Company’s Consolidated Balance Sheet are as follows:

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2016	2015
Net deferred income taxes:
Net operating loss carry-forward	$4,989,624	$5,840,011
Intangible assets, net	(1,426,909)	(1,304,246)
Property and equipment, net	(16,058)	(62,447)
Related party interest	127,779	4,486
Credit carryforwards	1,212,818	1,019,565
Stock awards expense	317,041	351,375
Payroll	52,664	240,915
Other	62,303	17,393
Total	5,319,262	6,107,052
Less: Valuation allowance	(98,281)	(69,046)
Net deferred income taxes	$5,220,981	$6,038,006
Presented as part of:
Current deferred income tax assets, net	$-	$-
Deferred income tax assets, net	$5,224,018	$6,043,412
Deferred income tax liabilities	$(3,037)	$(5,406)

For the years ended December 31, 2016, 2015 and 2014 there were no unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period, and there were no decreases in the unrecognized tax benefits relating to settlements with taxing authorities.

At December 31, 2016 and 2015, the Company had Federal net operating loss carry-forwards (or “NOLs”) of approximately $12.6 million and $14.3 million, respectively, and State NOLs of $15.0 million and $18.4 million, respectively. The Federal NOL and State NOL are available to offset future taxable income through 2032. Section 382 of the Internal Revenue Code places a limitation on the ability to realize net operating losses in future periods if the ownership of the Company has changed more than 50% within a three-year period.

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

In 2016 the Company did not include in its consolidated U.S. federal tax provision a deemed dividend and related gross-up due to earnings from the Company’s Hong Kong foreign subsidiary.

In 2015 the Company included in its consolidated U.S. federal tax provision approximately $150,000 deemed dividend and related gross-up due to earnings from the Company’s Hong Kong foreign subsidiary.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2014 the Company included in its consolidated U.S. federal tax return $1.4 million deemed dividend and related gross-up due to earnings from the Company’s Hong Kong foreign subsidiary.

Tax years subject to examination by the tax authorities for Talon International, Inc. for Federal returns (US) are 2013 through 2016, for Talon International, Inc. State returns (US) are 2013 through 2016, and for the foreign subsidiaries, 2007 through 2016.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is a party to a number of non-cancelable operating lease agreements involving buildings and equipment, which expire at various dates through 2020. The Company accounts for its leases in accordance with FASB ASC 840 “Leases,” whereby step provisions, escalation clauses, tenant improvement allowances, increases based on an existing index or rate, and other lease concessions are accounted for in the minimum lease payments and are charged to the statement of operations on a straight-line basis over the related lease term.

The future minimum lease commitments at December 31, 2016, are approximately as follows:

Years Ended December 31,	Amount

2017	$884,540
2018	584,221
2019	443,359
2020	181,889
Total minimum payments	$2,094,009

Total rental expense for the years ended December 31, 2016, 2015 and 2014 aggregated $949,897, $878,518 and $793,385, respectively.

Profit Sharing Plan

In October 1999, the Company established a 401(k) profit-sharing plan for the benefit of eligible employees. The Company may make annual contributions to the plan as determined by the Board of Directors. The Company matched contributions for all employees under the Company’s 401(k) plan up to a maximum of 50% of an employee’s contribution to a maximum of $2,000 beginning in January 2014, subject to any limitations imposed by ERISA.

Total contributions for the years ended December 31, 2016, 2015 and 2014 amounted to $50,430, $60,055, and $43,846, respectively.

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

During the fourth quarter of 2015, the Company realigned how it reports its operating segments to better conform to the way management views the business. In making this determination, the Company examined how the CODM evaluates the performance of the Company and as such reconsidered the aggregation of reporting segments in accordance with the aggregation criteria under ASC 280, Segment Reporting.

As a result of this assessment, the Company has identified and realigned the reporting of its operating segments into two reporting segments (Talon Zipper and Talon Trim) and has reclassified prior period results to reflect these product categories. The Tekfit operating segment results are now aggregated and reported as part of the Trim operating segment.

Information about the assets for each of the reportable segments is not maintained by the Company and therefore is not reviewed by the CODM; the CODM reviews and assesses assets on a consolidated basis. As a result, information about the assets for each of the reportable segments is not included on the Company’s segment reporting footnote.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As the Company evolves, adjustments may be made as to how the Company allocates resources and analyzes performance, which can result in a change to these segments.

The net revenues and operating margins for the two reporting segments are as follows:

	Years Ended December 31, 2016
	Talon Zipper	Talon Trim	Consolidated
Net sales	$17,582,328	$30,677,527	$48,259,855
Cost of goods sold	12,728,010	17,903,060	30,631,070
Gross profit	$4,854,318	$12,774,467	17,628,785
Operating expenses			14,917,152
Income from operations			$2,711,633

	Years Ended December 31, 2015
	Talon Zipper	Talon Trim	Consolidated
Net sales	$21,283,641	$27,069,058	$48,352,699
Cost of goods sold	15,708,581	16,361,020	32,069,601
Gross profit	$5,575,060	$10,708,038	16,283,098
Operating expenses			14,862,626
Income from operations			$1,420,472

	Years Ended December 31, 2014
	Talon Zipper	Talon Trim	Consolidated
Net sales	$24,709,639	$24,613,045	$49,322,684
Cost of goods sold	17,951,591	15,363,182	33,314,773
Gross profit	$6,758,048	$9,249,863	16,007,911
Operating expenses			14,268,206
Income from operations			$1,739,705

The Company distributes its products internationally and has reporting requirements based on geographic regions. Long-lived assets are attributed to countries based on the location of the assets and revenues are attributed to countries based on customer delivery locations, as follows:

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2016	2015	2014
Sales:
United States	$4,172,104	$3,416,139	$4,396,352
China	12,440,661	12,649,786	15,564,055
Hong Kong	11,616,502	10,637,605	11,496,969
Bangladesh	3,534,179	3,103,010	2,522,576
Vietnam	3,633,967	3,920,185	2,377,472
India	2,880,394	3,290,555	2,086,261
Other	9,982,048	11,335,419	10,878,999
Total	$48,259,855	$48,352,699	$49,322,684

	Years Ended December 31,
	2016	2015
Long-lived Assets:
United States	$4,915,383	$4,793,042
China	164,081	213,887
Hong Kong	66,347	88,912
India	4,993	-
Total	$5,150,804	$5,095,841

NOTE 9 - MAJOR CUSTOMERS AND VENDORS

Our sales depend to a significant extent upon the Company’s customers. If we lose our significant brand nominations, or these customers fail to purchase our products at anticipated levels, or our relationship with these customers or the brands and retailers they serve diminishes, it may have an adverse effect on our results from operations.

For the years ended December 31, 2016, 2015 and 2014, the Company’s three largest customers represented approximately 8%, 6% and 5%, respectively, of consolidated net sales.

Three vendors, each representing more than 10% of the Company’s purchases, accounted for approximately 67% of the Company’s purchases for the year ended December 31, 2016, approximately 74% of the Company’s purchases for the year ended December 31, 2015, and approximately 68% of the Company’s purchases for the year ended December 31, 2014.

Included in accounts payable and accrued expenses at December 31, 2016 and 2015 is $4,006,087 and $3,733,646 due to these vendors.

NOTE 10 - QUARTERLY RESULTS (UNAUDITED)

Quarterly results for the years ended December 31, 2016 and 2015 are reflected:

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2016
	1st	2nd	3rd	4th
Net sales	$11,264,632	$14,454,889	$10,856,283	$11,684,051
Gross profit	$4,164,259	$5,451,546	$3,801,107	$4,211,873
Income from operations	$235,415	$1,803,018	$228,642	$444,558
Net income (loss	$49,117	$957,698	$20,695	$(32,632)
Net income (loss) per share	$-	$0.01	$-	$-
Basic and diluted net income (loss) per share applicable to Common Stockholders	$-	$0.01	$-	$(0.00)
Total comprehensive income (loss)	$48,619	$945,945	$18,419	$(47,102)

	Year Ended December 31, 2015
	1st	2nd	3rd	4th
Net sales	$10,808,422	$15,787,278	$9,992,091	$11,764,908
Gross profit	$3,563,907	$5,032,959	$3,373,541	$4,312,691
Income (loss) from operations	$(145,819)	$772,841	$163,231	$630,219
Net income (loss)	$(159,223)	$448,507	$(90,353)	$312,396
Net income (loss) per share	$-	$-	$-	$-
Basic and diluted net income (loss) per share applicable to Common Stockholders	$-	$-	$-	$-
Total comprehensive income (loss)	$(158,944)	$448,818	$(100,573)	$308,240

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

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluated subsequent events after the balance sheet date of December 31, 2016 through the date of the filing of this report, and determined that there were no reportable subsequent events.

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

As of the end of the period covered by this report, management, with the participation of Larry Dyne, our principal executive officer and principal financial officer, and Jamey Johns, our principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, Mr. Dyne and Mr. Johns concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, the Company’s management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, our management has concluded that control over financial reporting was effective as of December 31, 2016.

Pursuant to applicable law, this annual report is not required to include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our executive officers and directors as of March 27, 2017.

Name	Age	Position

Directors:
Mark Dyne (1)	56	Chairman of the Board of Directors
Larry Dyne (1) (2)	44	Chief Executive Officer, Interim Chief Financial Officer and Director
David Ellis	53	Director
Robert L. Golden	54	Director

Other Executive Officers:
Gary Dyne (2)	60	Executive Vice President of Global Sales
Peter Vaz	48	Executive Vice President of Asia Operations

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

Larry Dyne

Larry Dyne is our Chief Executive Officer and has served as our Interim Chief Financial Officer since July 22, 2016. Prior to this, Mr. Dyne served as our President from 2009 until his appointment as Chief Executive Officer in April 2015.  Mr. Dyne has been our employee since 1997, and an employee of a predecessor company since 1992. Over his tenure, Mr. Dyne has filled a number of roles with us including Executive Vice President of Sales as well as Vice President of Product Development and Global Sourcing, and Vice President of Trim Sales with responsibility for all domestic print production. Through these positions, Mr. Dyne has established extensive and long-term relationships with the world’s top brands and clothing retailers.

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

Robert L. Golden

Robert Golden joined our Board of Directors in September 2013.  Mr. Golden has served as a partner at the accounting firm of Cohen, Bender & Golden, LLP in Los Angeles, California since 2015. Mr. Golden has also served as a partner at the accounting firm of Fenton & Ross in Los Angeles, California during 2013-2015. Mr. Golden has also served as Chief Financial Officer, since 2008, for Promo Shop, Inc., a promotional merchandising and marketing services company that provides creative branded merchandise and custom premiums. From 2004 to 2012, Mr. Golden was a Principal with the accounting firm of Saffer & Flint A.C. in Los Angeles. Prior to 2004, Mr. Golden spent nearly 20 years with national and regional accounting firms beginning with Ernst & Young in 1984. Mr. Golden is licensed as a Certified Public Accountant.  Mr. Golden earned his Bachelor of Science in Business Administration with an emphasis in Accounting from the University of Southern California. Mr. Golden was nominated to our Board of Directors for his extensive management experience, knowledge of associated industry practices and trends, and for his financial management expertise.

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

Director Nominations

Common Stock Director Nominations

Pursuant to a Subscription Agreement entered into with Kutula Holdings Ltd., we granted to Kutula the right to nominate one member of the Company’s Board of Directors, so long as Kutula continues to hold at least 15,500,000 shares of our Common Stock. At this time, Kutula has not elected to nominate a director.

We do not currently have a standing nominating committee of the Board of Directors. The entire Board of Directors performs the duties of the nominating committee and is responsible for considering and approving nominations of candidates for directors, including determining the appropriate qualifications and experience required of such candidates, and related matters.

In carrying out their function to nominate candidates for election to the Board of Directors (the “Board” or “Board of Directors”), the Board considers the mix of skills, experience, character, commitment, and diversity of background of the Board of Directors at the time of such nominations. The Board of Directors believes that each candidate should be an individual who has demonstrated integrity and ethics in such candidate’s personal and professional life, has an understanding of elements relevant to the success of a publicly-traded company and has established a record of professional accomplishment in such candidate’s chosen field. Each candidate should be prepared to participate fully in Board’s activities, including attendance at, and active participation in, meetings of the Board of Directors, and not have other personal or professional commitments that would, in the Board’s judgment, interfere with or limit such candidate’s ability to do so. The Board of Directors has no stated specific, minimum qualifications that must be met by a candidate for a position on our Board.

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

Our common stockholders may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholder complies with the notice, information and consent provisions contained in our Bylaws. The notice must be made in writing and include (1) the qualifications of the proposed nominee to serve on the Board of Directors, (2) the principal occupations and employment of the proposed nominee during the past five years, (3) directorships currently held by the proposed nominee and (4) a statement that the proposed nominee has consented to the nomination. The recommendation should be addressed to our Secretary. During our fiscal year ended December 31, 2016, there were no changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Audit Committee and Audit Committee Financial Expert

The Company is not a “listed company” under SEC rules and is therefore not required to have a separate audit committee comprised of independent directors. Our full Board of Directors performs the functions of the audit committee. The Company has, however, determined that as of December 31, 2016, each of Messrs. Ellis and Golden is “independent” as that term is defined in Section 5605 of the NASDAQ Marketplace Rules applicable to companies listed on The NASDAQ Stock Market, and has also determined that each of Messrs. Ellis and Golden is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The director biographies included above under this Item 10 describe the relevant experience of each director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Executive officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that during the year ended December 31, 2016, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

Our named executive officers for 2016 were as follows:

●	Larry Dyne, Chief Executive Officer effective April 13, 2015 (Interim Chief Financial Officer commencing on July 22, 2016).

●	Gary Dyne, Executive Vice President of Global Sales commencing on May 7, 2015.

●	Peter Vaz, Vice President of Asia Operations commencing on May 7, 2015.

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

Equity Incentives

Equity incentives are intended to align senior executive and stockholder interests by linking a meaningful portion of executive pay to long-term stockholder value creation and financial success over a multi-year period. Equity incentives are also provided to our executives to attract and enhance the retention of executives and to facilitate stock ownership by our senior executives. The Board of Directors also considers individual and company performance when determining long-term incentive opportunities.

Health & Welfare and 401-K Benefits

The named executive officers participate in a variety of retirement, health and welfare and paid time-off benefits designed to enable us to attract and retain our workforce in a competitive marketplace. Health and welfare and paid time-off benefits help ensure that we have a productive and focused workforce.

Severance and Change of Control Arrangements

We do not have a formal plan for severance or separation pay for our employees, but we typically include a severance provision in the employment agreements of our executive officers that is triggered in the event of involuntary termination without cause or in the event the employee terminates their employment for a good reason. As described above, our employment agreement with Larry Dyne provides a lump sum payment and benefits continuation as a result of an involuntary termination without cause or for good reason.

Other Benefits

In order to attract and retain highly qualified executives, we provide some of our named executive officers, with automobile allowances that we believe are consistent with current market practices. Our executives also may participate in a 401(k) plan under which we matched contributions for all employees up to 50% of an employee’s contribution to a maximum of $2,000 beginning in January 2014, subject to any limitations imposed by ERISA. Our foreign executive officer in our Hong Kong operations participates in a Mandatory Provident Fund (MPF) plan under which we matched 100% the mandatory contributions of all employees, which was calculated based on 5% of their income up to a maximum of HKD 1,500 or $194 per month, and amounted to HKD18,000 or $2,319 for the year ended December 31, 2016.

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

Board of Directors

Mark Dyne

Larry Dyne

David Ellis

Robert L. Golden

March 27, 2017

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, as to each person who served as Chief Executive Officer during 2016 and the two mostly highly compensated executive officers other than the Chief Executive Officer at the end of the 2016 whose compensation exceeded $100,000 (referred to as “named executive officers”), information concerning all compensation earned for services to us in all capacities for 2016 and 2015.

	Year	Salary	Bonus (1)	Option Award (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (5)	Total
Larry Dyne
CEO, Interim CFO	2016	$425,000	$-	$162,298	$368,470	$51,377	$1,007,145
	2015	400,000	-	-	220,200	39,711	659,911
Gary Dyne
Executive VP Global Sales	2016	$220,000	$83,265	$51,933	$5,920	$42,572	$403,690
	2015	200,000	25,000	14,995	32,774	26,009	298,778
Peter Vaz (4)
Executive VP Asia Operations	2016	$201,003	$89,534	$51,935	$-	$4,982	$347,454
	2015	201,235	60,000	14,995	8,877	5,104	290,211

(1)

Bonus compensation consists of discretionary bonuses awarded to the named executives based upon performance. Bonuses are reported for the year in which they were earned and are generally paid in the first quarter of the subsequent year.

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

(3)

Non-equity incentive plan compensation consists of awards from the earnings before interest, taxes, depreciation and amortization (“EBITDA”) Bonus Plan, a cash incentive plan, which was established pursuant to our employment agreement with Mr. Larry Dyne, or commissions based on sales for Mr. Gary Dyne and Mr. Vaz. Bonuses and commissions are reported for the year in which they were earned and are generally paid in the first quarter of the subsequent year.

(4)	Amount paid or accrued in HKD were translated to USD using the average exchange rate for the month they were paid or accrued in our financials.

(5)	All other compensation consists of the following (amounts in dollars):

	Year	Health and medical insurance premiums	Life and disability insurance	Company matching contributions under Defined Contribution Plans	Severance payments	Other personal benefits	Total
Larry Dyne
CEO, Interim CFO	2016	$27,714	$5,788	$2,000	$-	$15,875	$51,377
	2015	18,944	5,963	2,000	-	12,804	39,711
Gary Dyne
Executive VP Global Sales	2016	$33,229	$1,068	$2,000	$-	$6,275	$42,572
	2015	21,304	1,244	2,000	-	1,461	26,009
Peter Vaz (4)
Executive VP Asia Operations	2016	$2,140	$523	$2,319	$-	$-	$4,982
	2015	2,219	563	2,322	-	-	5,104

Executive Compensation

CEO and Interim CFO. The 2015 and 2016 base salary and other compensation for Larry Dyne, our Interim CFO effective July 22, 2016, our CEO effective April 13, 2015 and our President through April 10, 2015, were determined in accordance with our employment agreement and related amendments with Mr. Dyne. The terms and conditions established in this agreement were the result of consideration of our operating performance levels both prior to and at the time of entering into the agreement, comparative industry compensation levels and negotiations with Mr. Dyne. The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding stockholder value. Long-term equity in the form of options were granted to Mr. Dyne as an inducement to maximize performance and increase stockholder value. In 2016 and 2014, repectively, 1,250,000 and 1,000,000 shares of common stock were granted. The option grants were established to vest monthly over a four-year term, after a minimum initial term of twelve months. The options have an exercise price of $0.14 and $0.21 per share, respectively, and have a term of ten years. On July 30, 2010, Mr. Dyne was granted an RSU Award for 5,778,500 shares of our common stock. The RSU Award vested 50% on a date which was 13 months following the grant date, and vested an additional 10% on each date which was 18, 24, 30, 36 and 42 months following the grant date, and was subject to full acceleration of vesting upon a change in control of our Company, as defined in the RSU Award agreement. In addition to the long term incentive, Mr. Dyne was entitled to receive an annual cash bonus in 2014, 2015 and 2016 in an amount equal to a percentage of his base salary upon the Company achieving actual adjusted EBITDA, revenue and gross profits within a range of targets, and achievement of specific objectives. The EBITDA bonus award under Mr. Dyne’s employment agreement and related amendments for 2014, 2015 and 2016 is shown in the table above as non-equity incentive plan compensation.

Executive Vice President of Global Sales. The compensation for Gary Dyne, our Executive Vice President Global Sales, is determined in accordance with our at-will employment agreement with Mr. Dyne. The terms and conditions established in this agreement were the result of consideration of our operating performance levels, and consistent with comparative industry compensation levels. The base compensation was evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding stockholder value. Long-term equity in the form of options were granted to Mr. Gary Dyne as an inducement to maximize performance and increase stockholder value. In 2016, 2015, and 2014, repectively, 400,000, 100,000 and 150,000 shares of common stock were granted. The option grants were established to vest monthly over a four-year term, after a minimum initial term of twelve months. The options have an exercise price of $0.14, $0.16 and $0.21 per share, respectively, and have a term of ten years. Commission was paid to Mr. Gary Dyne based on the Company achieving (Talon Zipper and Talon Trim) adjusted direct margins goals as described in Mr. Gary Dyne’s 2015 commission plan. In addition, a discretionary incentive bonus was awarded for 2015 and 2016 based on Mr. Gary Dyne’s individual performance and contributions.

Executive Vice President of Asia Operations. The compensation for Peter Vaz, our Executive Vice President of Asia Operations, is as defined in his initial offer letter and in accordance with the standard terms of employment for our Hong Kong based employees.  Mr. Vaz’s base compensation was established as a result of consideration of our operating performance levels, consistent with comparative industry compensation levels, and evaluated in conjunction with the long-term equity awards and annual bonus incentives to establish a compensation arrangement providing a substantial incentive for the achievement of our long-term objectives and for adding stockholder value.  Long-term equity in the form of options were granted to Mr. Vaz as an inducement to maximize performance and increase stockholder value. In 2016, 2015, and 2014, repectively, 400,000, 100,000 and 150,000 shares of common stock were granted. The option grants were established to vest monthly over a four-year term, after a minimum initial term of twelve months. The options have an exercise price of $0.14, $0.16 and $0.21 per share, respectively, and have a term of ten years. Commission was paid to Mr. Vaz in 2015 for the period he was employed as Vice President of Asia Sales through May 7, 2015, based on the Company achieving (Talon Zipper and Talon Trim) adjusted direct margins goals  as described in Mr. Vaz’s 2015 commission plan.  In addition, a discretionary incentive bonus was awarded for 2015 and 2016 based on Mr. Vaz’s individual performance and contributions.

Grants of Plan-Based Awards in Fiscal 2016

The following table provides information about equity-awards granted to each named executive officer in 2016.

Name	Grant Date (1)	Approval Date(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/SH) (3)	Market Price on Grant Date ($/SH) (3)	Grant Date Fair Value of Option Awards ($)(4)
Larry Dyne	2/10/16	2/3/16	1,250,000	0.14	0.13	0.13
Gary Dyne	2/10/16	2/3/16	400,000	0.14	0.13	0.13
Peter Vaz	2/10/16	2/3/16	400,000	0.14	0.13	0.13

(1)

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

(3)

The exercise price of option awards may differ from the market price on the date of grant. The exercise price of options granted in 2016 is equal to the average closing sales prices of our common stock for the five trading days prior to and including the grant date, as reported on the OTCQB, while the market price on the date of grant is the closing price of our common stock on that date.

(4)	The grant date fair value is generally the amount we would expense in our financial statements over the award’s service period, but does not include a reduction for forfeitures.

Outstanding Equity Awards at Fiscal Year 2016

The following table provides information with respect to outstanding stock options held by each of the named executive officers as of December 31, 2016:

		Option Awards
		Number of Securities Underlying Unexercised Options
Name	Grant Date	(#) Exercisable	(#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Larry Dyne	2/10/16	-	1,250,000	0.14	2/10/26
	8/14/14	583,333	416,667	0.21	8/14/24
	6/25/08	700,000	-	0.20	6/24/18
	8/6/09	510,000	-	0.09	8/6/19
Gary Dyne	2/10/16	-	400,000	0.14	2/10/26
	6/12/15	37,500	62,500	0.16	6/12/25
	8/14/14	87,500	62,500	0.21	8/14/24
	1/13/11	450,000	-	0.10	1/13/21
	8/12/08	40,000	-	0.18	8/12/18
	6/25/08	110,000	-	0.20	6/25/18
	6/22/07	45,000	-	1.01	6/22/17
Peter Vaz	2/10/16	-	400,000	0.14	2/10/26
	6/12/15	37,500	62,500	0.16	6/12/25
	8/14/14	87,500	62,500	0.21	8/14/24
	1/13/11	55,000	-	0.10	1/13/21
	8/12/08	245,000	-	0.18	8/12/18
	6/25/08	40,000	-	0.20	6/25/18
	6/22/07	210,000	-	1.01	6/22/17

(1)

These options become exercisable with respect to 25% of the total options shares at the end of one year from the date of the grant and the remaining shares become exercisable in 36 monthly installments equal to 1/48th of the Option shares on the last day of each calendar month thereafter until fully exercisable.

Option Exercises in Fiscal Year 2016

There were no options exercised by named executive officers during 2016.

Employment Agreements, Termination of Employment and Change of Control Arrangements

Employment Agreements

We have entered into the following employment agreement and related amendments with Larry Dyne. Gary Dyne and Peter Vaz do not have an employment agreement with the Company.

Larry Dyne, CEO and Interim CFO. On July 30, 2010, we entered into an Executive Employment Agreement with Mr. Dyne as amended on June 15, 2012, November 8, 2013, August 7, 2014 and March 11, 2016. Mr. Dyne’s employment agreement, as amended, provided that he would continue to serve as our President. On April 13, 2015, Mr. Dyne was appointed as Chief Executive Officer of our Company, and was also appointed to our Board to fill the vacancy on the board resulting from the resignation of our former Chief Executive Officer. The employment agreement, as amended, has a term continuing through December 31, 2017, and may be extended to December 31, 2018. Pursuant to this agreement, Mr. Dyne received an annual base salary of $350,000 for the years ended December 31, 2012 and 2013. Starting on January 1, 2014, and through December 31, 2015, Mr. Dyne’s annual base salary increased to $400,000 and beginning on January 1, 2016 and through the remaining term of the agreement, Mr. Dyne’s annual base salary will be $425,000. Mr. Dyne’s base salary may be increased, but not decreased, at the discretion of the Board. Mr. Dyne is entitled to receive an annual cash bonus in an amount equal to a percentage of his base salary upon the Company achieving actual adjusted EBITDA, revenue and gross profits within a range and meeting certain performance objectives as determined by the Board of Directors.

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

Potential Severance Payments

Pursuant to Mr. Dyne’s Executive Employment Agreements as described above, Mr. Dyne will be entitled to receive severance benefits in the event that his employment is terminated due to his death or disability, by us without “cause” or by him for “good reason.” The following table sets forth severance payments and benefits that we would have been obligated to pay to Mr. Dyne assuming a triggering event had occurred under his employment agreement as of December 31, 2016:

Name	Cash Severance Payment ($)(1)	Non-Equity Incentive Plan Compensation ($)	Continuation of Health Benefits ($)	Total Severance Benefits ($)
Larry Dyne	719,985	368,470	27,508	1,115,963

(1)

Includes (a) earned and unpaid base salary through the date of termination, (b) accrued but unpaid vacation and (c) severance payments equal to 18 months of base salary for Mr. Dyne, payable in a lump sum or periodic payments as provided in the executive’s employment agreement, and (d) car allowance payments for Mr. Dyne due at the first day of the month during the severance period (18 months) as provided in the executive’s employment agreement.

Potential Change in Control Payments

Currently, there are no benefits payable to our named executive officers upon a change in control.

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

The following table details the total compensation earned by our non-employee directors in 2016.

Name	Fees earned or paid in cash	Option awards	Total
Mark Dyne (1)	$29,000	$-	$29,000
David Ellis (2)	29,000	-	29,000
Morris D. Weiss (3)	14,500	-	14,500
Robert L. Golden (4)	29,000	-	29,000
Total	$101,500	$-	$101,500

(1)	As of December 31, 2016, Mr. Mark Dyne held options to purchase a total of 490,000 shares.

(2)	As of December 31, 2016, Mr. David Ellis held options to purchase a total of 400,000 shares.

(3)	Mr. Morris D. Weiss resigned from his position as board member on June 9, 2016.

(4) As of December 31, 2016, Mr. Robert L. Golden held options to purchase a total of 200,000 shares.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2016, regarding equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	9,933,267	$0.17	7,250,555
Equity compensation plans not approved by security holders	-	-	-

Each of the above plans provides that the number of shares with respect to which options may be granted, and the number of shares of common stock subject to an outstanding option, shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on common stock.

Security Ownership of Certain Beneficial Owners and Management

The following table presents information regarding the beneficial ownership of our common stock as of March 27, 2017:

●          each person who is known to us to be the beneficial owner of more than 5% of our outstanding common Stock;

●          each of our current directors;

●          each of our named executive officers; and

●          all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who shares voting or investment power with respect to such shares. Shares of Common Stock underlying warrants or options currently exercisable or exercisable within sixty (60) days of the date of this information are deemed outstanding for purposes of computing the percentage ownership of the person holding such warrants or options but are not deemed outstanding for computing the percentage ownership of any other person. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at March 27, 2017. Unless otherwise indicated, the persons named in this table have sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

As of March 27, 2017, we had 92,274,255 shares of Common Stock issued and outstanding. The address of each person listed is in our care, at 21900 Burbank Boulevard, Suite 270, Woodland Hills, California 91367, unless otherwise set forth below such person’s name.

	Common Stock
Name of Beneficial Owner	Shares	%

Executive Officers and Directors:
Larry Dyne (1)	7,598,947	8.0
Gary Dyne (2)	947,500	1.0
Peter Vaz (3)	846,500	*
Mark Dyne (6)	9,659,000	10.4
David Ellis (4)	400,000	*
Robert L. Golden (4)	200,000	*

Executive Officers and Directors as a Group (6 persons) (7)	19,651,947	20.3

5% Stockholders:

Kutula Holdings Ltd.	38,888,889	42.1
Fascinatio Boulevard 764
2909 VA Capelle aan den Ijssel,
Netherlands (8)

Perrtech Pty Limited	8,333,333	9.0
Level 3, 11 New South Head Road
Edgecliff NSW 2017, Sydney,
Australia

Lonnie D. Schnell (5)	5,218,097	5.7

North Star Investment Management Corporation	5,333,233	5.8
20 N. Wacker Drive, Suite 1416, Chicago, Illinois 60606

*	Less than 1%.
(1)

Consists of (i) 5,357,697 shares of Common Stock and (ii) 2,241,250 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or become exercisable within 60 days.

(2)

Consists of (i) 40,000 shares of Common Stock and (ii) 907,500 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

(3)

Consists of (i) 34,000 shares of Common Stock and (ii) 812,500 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

(4)	Consists entirely of shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.
(5)	Consists entirely of shares of Common Stock.
(6)

Consists of (i) 9,169,000 shares of Common Stock and (ii) 490,000 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

(7)

Consists of (i) 9,253,000 shares of Common Stock and (ii) 10,398,947 shares of Common Stock reserved for issuance upon exercise of stock options that are currently exercisable or will become exercisable within 60 days.

(8)

Jean-Paul Defesche exercises voting and dispositive power over the securities held by Kutula Holdings Ltd., but disclaims beneficial ownership of such securities except to the extent of his pecuniary interest in such securities.

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

Reportable Related Party Transactions

Other than the employment arrangements described elsewhere in this report and the transactions described below, since January 1, 2015, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

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

Princess Investment will make advances under the Revolving Line of Credit from time to time as requested by the Company. We may prepay the Revolving Line of Credit at any time, and amounts prepaid may be re-borrowed through November 21, 2020. Pursuant to the terms of the amendment, the Revolving Line of Credit will accrue interest on the unpaid principal balance at an annual rate of 11.5%. Interest on the Revolving Line of Credit for the period from December 21, 2015 through December 1, 2016 was accrued and added to principal on December 1, 2016, and thereafter interest will be payable monthly in arrears. No principal payments will be due during the period ending December 31, 2017. Thereafter, principal will be payable $25,000 per month during the twelve months ended December 31, 2018, $35,000 per month during the twelve months ended December 31, 2019 and $50,000 per month during the twelve months ended December 31, 2020, with the remaining outstanding principal amount payable on the Maturity Date. The Princess Investment Credit Agreement continues to require payment of a $60,000 loan fee at maturity.

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

Total interest related to the Revolving Line of Credit for the year ended December 31, 2016 amounted to $487,816. Total financing costs related to the Revolving Line of Credit during the year ended December 31, 2016 amounted to $72,270, of which $60,000 will be paid upon maturity. The financing costs are being amortized over the three year term of the Revolving Line of Credit.

At December 31, 2016, the Company had an outstanding principal balance of $4,455,643 under the Revolving Line of Credit, and approximately $1,500,000 remained in available borrowings under the Revolving Line of Credit as of December 31, 2016.

Director Independence

Because our common stock is quoted on the OTCQB, we are not subject to the listing requirements of any securities exchange or Nasdaq regarding the independence of our directors. However, we have determined that, as of December 31, 2016, each of Messrs. Ellis and Golden is “independent” as that term is defined in Section 5605 of the NASDAQ Marketplace Rules applicable to companies listed on The NASDAQ Stock Market. The other members of our Board of Directors are not “independent” under such rules.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Services Provided by the Independent Auditors

Our Board of Directors performs the functions of the audit committee and is responsible for the appointment, compensation, retention and oversight of the work of the independent auditors.

SingerLewak LLP served as our independent registered public accounting firm for each of the fiscal years ended December 31, 2016 and 2015.

Audit Fees - The aggregate fees billed by our independent registered public accounting firm for professional services rendered for the audit of our annual financial statements and review of our financial statements included in our Forms 10-Q or services that are normally provided in connection with statutory and regulatory filings were $344,000 and $354,000 for fiscal years 2016 and 2015, respectively.

Audit-Related Fees – The aggregate fees billed by our independent registered public accounting firm for professional services rendered for assurance and related services reasonably related to the performance of the audit or review of our financial statements (other than those reported above) were $14,000 for fiscal year 2016 and none for fiscal year 2015.

Tax Fees - No fees were billed by our independent registered public accounting firm for professional services rendered for tax compliance, tax advice and tax planning for fiscal years 2016 and 2015.

All Other Fees – The aggregate fees billed by our independent public registered accounting firm for services rendered to us other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” were none for fiscal year 2016 and 2015.

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

(3)   Exhibits

See Exhibit Index attached to this Annual Report on Form 10-K, which is incorporated herein by reference.

Schedule II – Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Year	Additions (Adjustments)	Deductions	Balance at End of Year
2016
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	$67,000	$13,000	$40,000	$40,000
Reserve for inventory valuation deducted from inventories on the balance sheet	69,000	8,000	13,000	64,000
Valuation reserve deducted from deferred income tax assets	69,000	39,000	10,000	98,000
	$205,000	$60,000	$63,000	$202,000
2015
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	$51,000	$19,000	$3,000	$67,000
Reserve for inventory valuation deducted from inventories on the balance sheet	199,000	20,000	150,000	69,000
Valuation reserve deducted from deferred income tax assets	240,000	(171,000)	-	69,000
	$490,000	$(132,000)	$153,000	$205,000
2014
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet	$42,000	$23,000	$14,000	$51,000
Reserve for inventory valuation deducted from inventories on the balance sheet	230,000	(17,000)	14,000	199,000
Valuation reserve deducted from deferred income tax assets	278,000	(38,000)	-	240,000
	$550,000	$(32,000)	$28,000	$490,000

(1)

Additions to the allowance for doubtful accounts include provisions for uncollectible accounts. Bad debt expense includes (and additions above exclude) net direct write-offs of amounts representing less than $1,000 for the years ended December 31, 2016, 2015 and 2014. Additions to the inventory valuation reserve include current year provisions. Additionally, in 2016, 2015 and 2014 there were gross direct write-offs of $86,000, $189,000 and $46,000, respectively.

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

TALON INTERNATIONAL, INC.

Date: March 27, 2017

/s/ Larry Dyne
By: Larry Dyne

Its: Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

/s/ Jamey Johns
By: Jamey Johns

Its: Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Larry Dyne and Jamey Johns, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Dyne
Larry Dyne	Director, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	March 27, 2017

/s/ Jamey Johns
Jamey Johns	Chief Accounting Officer (Principal Accounting Officer)	March 27, 2017

/s/ Mark Dyne
Mark Dyne	Chairman of the Board of Directors	March 27, 2017

/s/ David Ellis
David Ellis	Director	March 27, 2017

/s/ Robert L. Golden
Robert L. Golden	Director	March 27, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

3.1.1	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-KSB, filed March 28, 2000.

3.1.2	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1.3 to Form 8-K filed on August 4, 2006.

3.1.3	Certificate of Ownership and Merger. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 20, 2007.

3.1.4	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 24, 2010.

3.1.5	Certificate of Amendment of Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 12, 2013.

3.2.1	Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

3.2.2	Certificate of Amendment to the Bylaws of Talon International, Inc., dated as of August 2, 2011. Incorporated by reference to Exhibit 3.2 to Form 8-K filed on August 4, 2011.

4.1	Specimen Stock Certificate of Common Stock of Registrant. Incorporated by reference to Exhibit 4.1 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.1	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.2+	Amended and Restated 1997 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 to Form 10-Q filed on November 13, 2006.

10.3+	Form of Non-statutory Stock Option Agreement. Incorporated by reference to Exhibit 10.30 to Form SB-2 filed on October 21, 1997, and the amendments thereto.

10.5+	2007 Stock Plan. Incorporated by reference to Exhibit 10.20 to the Form 10-K filed on April 25, 2008.

10.7+	Amended and Restated Talon International, Inc. 2008 Stock Incentive Plan. Incorporated by reference to Exhibit 10.20 to Form 10-K filed on March 28, 2011.

10.10+	Executive Employment Agreement, dated July 30, 2010, between Registrant and Larry Dyne. Incorporated by reference to Exhibit 10.26 to Form 10-Q filed on August 8, 2011.

10.10.1+	Amendment No. 1 to Executive Employment Agreement, dated as of June 15, 2012, between Registrant and Larry Dyne. Incorporated by reference to Exhibit 10.17.1 to Form 10-Q filed on August 13, 2012.

Exhibit Number	Exhibit Description

10.10.2+	Amendment No. 2 to Executive Employment Agreement, dated as of November 6, 2013, between Registrant and Larry Dyne. Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 12, 2013.

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

10.18	Commercial Credit Agreement dated December 31, 2013 between the Registrant and Union Bank, N.A. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 7, 2014.

10.23	Lease, dated March 29, 2001, between the Registrant and Chase Manhattan Bank as Directed Trustee for Unova Master Trust. Incorporated by reference to Exhibit 10.23 to Form 10-K, filed March 16, 2015.

10.23.1	Amendment to Lease, dated October 1, 2005, between the Registrant and Woodland Burbank Corporation. Incorporated by reference to Exhibit 10.23.1 to Form 10-K, filed March 16, 2015.

10.23.2	Second Amendment to Lease, dated August 30, 2010, between the Registrant and Woodland Burbank Corporation. Incorporated by reference to Exhibit 10.23.2 to Form 10-K, filed March 16, 2015.

Exhibit Number	Exhibit Description

10.23.3	Third Amendment to Lease, dated June 24, 2014, between the Registrant and Woodland Burbank Corporation. Incorporated by reference to Exhibit 10.23.3 to Form 10-K, filed March 16, 2015.

10.24	Loan and Reimbursement Agreement dated August 10, 2015, between the Registrant and Princess Investment Holdings Inc. Incorporated by reference to Exhibit 10.24 to Form 10-Q, filed August 14, 2015.

10.24.2	Pledge and Security Agreement dated August 10, 2015, between the Registrant and Princess Investment Holdings Inc. Incorporated by reference to Exhibit 10.24.2 to Form 10-Q, filed August 14, 2015.

10.24.3	Guaranty Agreement dated August 10, 2015, between the Registrant and Princess Investment Holdings Inc. Incorporated by reference to Exhibit 10.24.3 to Form 10-Q, filed August 14, 2015.

10.24.6	Warrant Agreement dated August 10, 2015, between the Registrant and Princess Investment Holdings Inc. Incorporated by reference to Exhibit 10.24.6 to Form 10-K, filed March 16, 2015.

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

Exhibit Number	Exhibit Description

10.27+	Letter Agreement with Jamey Johns, effective as of March 21, 2016. Incorporated by reference to Exhibit 10.27 to Form 10-Q, filed May 12, 2016.

10.28	Consulting Agreement, dated as of July 19, 2016, between the Registrant and Nancy Agger-Nielsen. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 25, 2016.

10.29+	Letter Agreement with Daniel Ryu, effective as of July 19, 2016. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 25, 2016.

14.1	Code of Ethics. Incorporated by reference to Exhibit 14.1 to Form 10-K, filed March 16, 2015.

21.1**	Subsidiaries.

23.1**	Consent of SingerLewak LLP.

23.2**	Consent of SingerLewak LLP.

24.1**	Power of Attorney (included on signature page).

31.1**	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2**	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1***	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

+ Indicates a management contract or compensatory plan.

** Filed herewith.

*** Furnished herewith.