Form 10-Q
period 2017-03-31
TALON INTERNATIONAL, INC.
filed 2017-05-11
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 1-13669

TALON INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4654481
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

21900 Burbank Boulevard, Suite 270

Woodland Hills, California 91367

(Address of Principal Executive Offices)(Zip Code)

(818) 444-4100
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

(do not check if smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At May 10, 2017, the issuer had 92,274,255 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,653,868	$4,913,577
Accounts receivable, net	5,361,852	4,315,608
Inventories, net	629,268	500,482
Prepaid expenses and other current assets	902,818	702,906
Total current assets	9,547,806	10,432,573

Property and equipment, net	857,141	884,208
Intangible assets, net	4,263,325	4,266,596
Deferred income tax assets, net	5,188,952	5,224,018
Other assets	400,442	347,638
Total assets	$20,257,666	$21,155,033

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,240,166	$6,378,896
Accrued expenses	2,142,014	2,972,689
Current portion of revolving line of credit from related party	75,000	-
Current portion of capital lease obligations	24,224	23,749
Total current liabilities	8,481,404	9,375,334

Revolving line of credit from related party, net of current portion, discounts and deferred financing costs	3,992,755	4,041,345
Capital lease obligations, net of current portion	30,798	37,035
Deferred income tax liabilities	3,043	3,037
Other liabilities	228,291	236,088
Total liabilities	12,736,291	13,692,839

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Common Stock, $0.001 par value, 300,000,000 shares authorized; 92,274,255 shares issued and outstanding at March 31, 2017 and December 31, 2016	92,274	92,274
Additional paid-in capital	65,092,133	65,040,432
Accumulated deficit	(57,738,366)	(57,743,904)
Accumulated other comprehensive income	75,334	73,392
Total stockholders’ equity	7,521,375	7,462,194
Total liabilities and stockholders’ equity	$20,257,666	$21,155,033

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$11,117,534	$11,264,632
Cost of goods sold	7,029,158	7,100,373
Gross profit	4,088,376	4,164,259
Sales and marketing expenses	1,607,566	1,502,886
General and administrative expenses	2,298,951	2,425,958
Total operating expenses	3,906,517	3,928,844

Income from operations	181,859	235,415
Interest expense, net	153,926	150,647
Income before provision for income taxes	27,933	84,768
Provision for income taxes	22,395	35,651
Net income	$5,538	$49,117

Basic and diluted net income per share	$0.00	$0.00
Weighted average number of common shares outstanding - Basic	92,274,255	92,267,831
Weighted average number of common shares outstanding - Diluted	92,931,260	93,473,691

Net income	$5,538	$49,117

Other comprehensive income (loss) from foreign currency translation	1,942	(498)
Total comprehensive income	$7,480	$48,619

 See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$5,538	$49,117
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	80,426	72,661
Amortization of deferred financing cost and debt discounts	26,410	26,069
Stock based compensation	51,701	112,397
Deferred income taxes, net	35,073	32,940
Change in provision for bad debt	(17,346)	(252)
Inventory valuation provisions (recoveries), net	8,014	(1,152)
Changes in operating assets and liabilities:
Accounts receivable	(1,022,987)	(1,253,802)
Inventories	(136,432)	(127,020)
Prepaid expenses and other current assets	(199,000)	(66,715)
Other assets	(51,753)	(47,499)
Accounts payable and accrued expenses	(985,154)	575,812
Other liabilities	(10,139)	2,866
Net cash used in operating activities	(2,215,649)	(624,578)

Cash flows from investing activities:
Acquisitions of property and equipment	(48,563)	(83,294)
Net cash used in investing activities	(48,563)	(83,294)

Cash flows from financing activities:
Payment of capital leases	(5,762)	(5,323)
Net cash used in financing activities	(5,762)	(5,323)

Net effect of foreign currency exchange translation on cash	10,265	2,585
Net decrease in cash and cash equivalents	(2,259,709)	(710,610)
Cash and cash equivalents at beginning of period	4,913,577	2,852,315
Cash and cash equivalents at end of period	$2,653,868	$2,141,705

See accompanying notes to consolidated financial statements.

 TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Supplemental disclosures of cash flow information:
	Three Months Ended March 31,
	2017	2016
Cash received (paid) during the period for:
Interest paid	$(127,948)	$(8,902)
Interest received	$432	$436
Income tax paid, net (principally foreign)	$-	$11,220
Non-cash financing activities:
Interest accrued on revolving line of credit from related party	$-	$116,112
Effect of foreign currency translation on net assets	$1,942	$(498)

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Presentation of Interim Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations, although the management of Talon International, Inc. and its consolidated subsidiaries (collectively, the “Company”) believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Note 2.     Summary of Significant Accounting Policies

A complete description of the Company’s Significant Accounting Policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and should be read in conjunction with these unaudited consolidated financial statements. The Significant Accounting Policies noted below are only those policies that have changed materially or have supplemental information included for the periods presented here.

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectability of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified. Bad debt expense (recoveries), net for the three months ended March 31, 2017 and 2016 were $(17,371) and $(252), respectively.

Fair Value Measurements

Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s financial instruments include cash and cash equivalents, and revolving line of credit from related party. In accordance with ASC 820, the Company measures its cash equivalents at fair value. The Company has determined that the book value of the financial instruments is representative of their fair values. The Company’s cash equivalents are classified within Level 1 and valued primarily using quoted market prices utilizing market observable inputs. At March 31, 2017 and December 31, 2016, cash equivalents consisted of money market funds measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $662,319 and $1,125,000, respectively.

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

The Company applies Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other - Testing Indefinite-lived Intangible Assets for Impairment” to determine whether an impairment is required.  The guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not that an impairment exists, then the company is required to estimate the fair value of the indefinite-lived intangible assets and perform a quantitative impairment test in accordance with ASC 350-30. The Company completed the required assessment as of December 31, 2016, and noted no impairment. On an ongoing basis, the Company monitors for interim triggering events and noted no triggering events that would result in impairment as of March 31, 2017.

From time to time the Company makes investments in product and technical opportunities that are complimentary to or enhancements to its apparel accessories business.  During the three months ended March 31, 2017 and 2016, the Company made no investments in property rights. As of March 31, 2017 and December 31, 2016 the Company had accumulated investments of $38,738 for intellectual property rights complimentary to the Company’s Talon Zipper products, which were not yet in service.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets as of March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016

Tradename - Talon trademark	$4,110,751	$4,110,751

Intellectual property rights	217,459	217,459

Less: Accumulated amortization (10 to 17 years)	(64,885)	(61,614)

Intellectual property rights, net	152,574	155,845
Intangible assets, net	$4,263,325	$4,266,596

Amortization expense for intangible assets was $3,271 for the three months ended March 31, 2017 and 2016.

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

Interest Expense, net – Interest expense reflects the cost of borrowings, amortization of deferred financing costs and amortization of debt discounts. Interest expense for the three months ended March 31, 2017 and 2016 totaled $154,359 and $151,083, respectively. Interest income consists of earnings from cash held in interest bearing accounts. Interest income for each of the three months ended March 31, 2017 and 2016 was less than $1,000.

 Foreign Currency Translation

The Company’s reporting currency is US dollars. The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for the Company’s subsidiaries in China and India. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized. Included in accumulated other comprehensive income was a cumulative foreign currency translation gain of $75,334 and $73,392 as of March 31, 2017 and December 31, 2016, respectively.

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

Note 3.     New Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323).” This ASU responds to SEC staff announcements made in 2016 as it relates to the disclosure of the future impact of the effects of the new FASB guidance on revenue, leases and credit losses on financial instruments in accordance with Staff Accounting Bulletin 74. This ASU was effective upon issuance in January 2017. Management has adopted ASU 2017-03 effective for the first quarter of 2017. The adoption of ASU 2017-03 did not have a material impact to the Company’s consolidated financial statements.

In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements (Topic 606): Revenue from Contracts with Customers.” This ASU provides amendments to ASC 606, “Revenue from Contracts with Customers”, allow entities not to make quantitative disclosures about remaining performance obligations in certain cases and require entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. It also makes twelve additional technical corrections and improvements to the new revenue standard. The effective date and transition requirements are the same as those in ASC 606. Management is currently evaluating the impact of this accounting standard on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The updated accounting guidance simplifies the accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Management has adopted this guidance for the first quarter of 2017. As required by the update, on a prospective basis, the Company will recognize excess tax benefits related to share-based payments in the provision for income taxes in the consolidated statements of income. Also, on a prospective basis, cash flows related to excess tax benefits recognized on stock-based compensation expense will be classified as an operating activity in the Company's consolidated statements of cash flows. Cash paid on employees’ behalf related to shares withheld for tax purposes continues to be classified as a financing activity. Management elected to continue estimating stock-based compensation award forfeitures in determining the amount of compensation cost to be recognized each period.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU No. 2016-02 “Leases” (Topic 842). The new standard requires lessee recognition on the balance sheet of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. It further requires recognition in the income statement of a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis. Finally, it requires classification of all cash payments within operating activities in the statement of cash flows. It is effective for fiscal years commencing after December 15, 2018 and early adoption is permitted. In accordance with this standard, the Company will be establishing a right-of-use asset and an offsetting lease liability. Once adopted, management expects to report higher assets and liabilities as a result of including additional lease information on the consolidated balance sheet.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”, to reduce the complexity in accounting for inventory. This ASU requires entities to measure inventory at the lower of cost and net realizable value, replacing the market value approach that required floor and ceiling considerations.  This guidance for public entities is effective for fiscal years beginning after December 15, 2016, with early adoption permitted.  Management has adopted this guidance effective for the first quarter of 2017. The adoption of ASU 2015-11 did not have a material impact to the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The effective date for the ASU 2014-09 is deferred by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” to annual reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new standard will replace most existing revenue recognition guidance in U.S. GAAP. The standard permits the use of either the retrospective or cumulative effect transition method. Management intends to adopt this standard in the first quarter of 2018 and has not yet selected a transition method. As a result of adoption, management anticipates expanding the consolidated financial statement disclosures in order to comply with the ASU. Management does not expect a material impact on results of operations, cash flows or financial position.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Company’s financial position, results of operations or cash flows.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.    Net Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Net income	Shares	Per Share Amount
Three Months Ended March 31, 2017:
Basic net income:
Net income	$5,538	92,274,255	$0.00
Effect of Dilutive Securities -
Options	-	657,005	0.00
Diluted net income per share	$5,538	92,931,260	$0.00

Three Months Ended March 31, 2016:
Basic net income:
Net income	$49,117	92,267,831	$0.00
Effect of Dilutive Securities -
Options	-	1,205,860	0.00
Diluted net income per share	$49,117	93,473,691	$0.00

For the three months ended March 31, 2017, options to purchase 1,841,667 shares of common stock exercisable between $0.04 and $0.10 per share, were outstanding and included in the computation of diluted net income per share. Options to purchase 7,976,600 shares of common stock exercisable between $0.10 and $1.33 per share and warrants to purchase 3,250,000 shares of common stock exercisable between $0.14 and $0.18 per share, were outstanding, but were not included in the computation of diluted net income per share applicable to common stockholders because they would have an antidilutive effect on the net income per share.

For the three months ended March 31, 2016, options to purchase 2,891,667 shares of common stock exercisable between $0.04 and $0.11 per share per share, were outstanding and included in the computation of diluted net income per share. Options to purchase 9,748,600 shares of common stock exercisable between $0.14 and $1.33 per share and warrants to purchase 3,250,000 shares of common stock exercisable between $0.14 and $0.18 per share, were outstanding, but were not included in the computation of diluted net income per share applicable to common stockholders because they would have an antidilutive effect on the net income per share.

Note 5.      Accounts Receivable

Accounts receivable are included on the consolidated balance sheets, net of the allowance for doubtful accounts. The allowance for doubtful accounts at March 31, 2017 and December 31, 2016 was $22,953 and $40,299, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.     Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out basis, and net realizable value and are all categorized as finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead costs. Inventory valuation reserves are recorded for damaged, obsolete, excess and slow-moving inventory. The Company uses estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved depending on the type of product and the length of time the product has been included in inventory. Reserve adjustments are made for the difference between the cost of the inventory and the estimated net realizable value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Net realizable value of inventory is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

Inventories consist of the following:

	March 31,	December 31,
	2017	2016

Finished goods	$700,789	$563,989
Less: Reserves	(71,521)	(63,507)
Total inventories	$629,268	$500,482

Note 7.     Accrued Expenses

Accrued expenses are included on the consolidated balance sheets. Accrued expenses consist of the following:

	March 31,	December 31,
	2017	2016

Accrued payroll and related expenses	$828,913	$1,532,734
Accrued commissions	409,084	557,369
Accrued rebates	216,675	316,287
Taxes payable	215,724	184,232
Accrued expenses	335,416	268,330
Other	136,202	113,737
Total accrued expenses	$2,142,014	$2,972,689

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.     Credit Facilities, Long Term Obligations and Related Party Transactions

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

On December 21, 2015, the Company entered into an amended and restated credit agreement (the “Princess Investment Credit Agreement”) with Princess Investment, which amended the existing Loan Agreement, dated August 10, 2015, with Princess Investment to, among other things, increase the borrowing availability under the Loan Agreement from $3,000,000 to $6,000,000 and extend the maturity date of the loan to December 21, 2020 (the “Maturity Date”). The Princess Investment Credit Agreement requires the Company to comply with certain financial covenants, including a requirement not to incur a loss after taxes (as calculated in accordance with GAAP) of more than $1,000,000 in the aggregate for any two consecutive fiscal quarters, not to incur a loss after taxes for any three consecutive fiscal quarters and not to incur a loss after taxes for any trailing twelve month period ending at the end of any fiscal quarter. For the three months ended March 31, 2017, the Company was in compliance with all covenants.

Princess Investment will make advances under the Revolving Line of Credit from time to time as requested by the Company. The Company may prepay the Revolving Line of Credit at any time, and amounts prepaid may be re-borrowed through November 21, 2020. Under the amended terms, the Revolving Line of Credit will accrue interest on the unpaid principal balance at an annual rate of 11.5%. Interest on the Revolving Line of Credit for the period from December 21, 2015 through December 1, 2016 accrued and was added to principal on December 1, 2016, and thereafter interest will be payable monthly in arrears. No principal payments will be due during the period ending December 31, 2017. Thereafter, principal will be payable $25,000 per month during the twelve months ended December 31, 2018, $35,000 per month during the twelve months ended December 31, 2019 and $50,000 per month during the twelve months ended December 31, 2020, with the remaining outstanding principal amount payable on the Maturity Date. The Princess Investment Credit Agreement continues to require payment of a $60,000 loan fee at maturity.

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

At March 31, 2017 and December 31, 2016, respectively, the Company had an outstanding principal balance of approximately $4,455,643 under the Revolving Line of Credit, and as of March 31, 2017 and December 31, 2016, approximately $1,544,357 remained in available borrowings under the Revolving Line of Credit.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
	2017	2016

$6,000,000 revolving line of credit from related party and accrued interest payable per terms under Princess Investment Credit Agreement through maturity date of December 21, 2020; interest at a rate per annum of 11.5%	$4,455,643	$4,455,643
Less: Debt discounts net of related amortization	(320,165)	(342,028)
Less: Deferred financing costs net of related amortization	(67,723)	(72,270)
Revolving line of credit, net of debt discounts and deferred financing costs	4,067,755	4,041,345
Less: Current portion	(75,000)	-

Revolving line of credit, net of debt discounts, deferred financing costs and current portion	$3,992,755	$4,041,345

Interest expense, net, included on the Company’s Consolidated Statements of Income and Comprehensive Income is comprised as follows:

	Three Months Ended
	March 31,
	2017	2016

Revolving line of credit from related party	$126,345	$116,112
Amortization of deferred financing costs	4,547	4,547
Amortization of debt discounts	21,863	21,521
Total Credit Facilities related interest expense	152,755	142,180
Other interest expense, net	1,171	8,467
Interest expense, net	$153,926	$150,647

Capital Leases

The Company has financed purchases of furniture and fixtures through various capital lease obligations which bear interest at a rate of 8% per annum. Under these obligations, the Company is required to make monthly payments of principal and interest through May 2019.

Capital lease obligations at March 31, 2017 and December 31, 2016 were $55,022 and $60,784, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.     Stockholders’ Equity

Authorized Common Stock and Preferred Stock

The Company’s Certificate of Incorporation presently authorizes 300,000,000 shares of Common Stock, having a par value of $0.001 per share.

The Company’s Certificate of Incorporation presently authorizes the issuance of 3,000,000 shares of Preferred Stock, having a par value of $0.001 per share. No shares of Preferred Stock were outstanding at March 31, 2017 or December 31, 2016.

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

Stock Options and Warrants

The Company’s 2008 Stock Incentive Plan authorizes up to 15,000,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan.

The Company’s 2007 Stock Plan authorizes up to 2,600,000 shares of common stock for issuance pursuant to awards granted to individuals under the plan. No further awards will be granted under the 2007 Stock Plan.

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

No options were granted during the three months ended March 31, 2017. During the three months ended March 31, 2016, 4,205,000 options were granted.

Stock-based compensation expense for the three months ended March 31, 2017 and 2016 totaled $51,701 and $112,397, respectively.

As of March 31, 2017, the Company had $490,958 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the remaining weighted average period of 2.43 years. As of March 31, 2016, unamortized stock-based compensation expense related to options issued to employees and directors was $819,925, which was to be recognized over the weighted average period of approximately 3.27 years.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity in the Company’s share-based compensation plans and other share-based grants during the three months ended March 31, 2017.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - January 1, 2017	9,933,267	$0.16
Granted	-	$-
Exercised	-	$-
Cancelled	(115,000)	$0.17
Options outstanding - March 31, 2017	9,818,267	$0.16
Non Employees
Warrants outstanding - January 1, 2017	3,250,000	$0.18
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Warrants outstanding - March 31, 2017	3,250,000	$0.18

Note 11.    Income taxes

Provision for income taxes, net, for the three months ended March 31, 2017 and 2016, was $22,395 and $35,651 respectively.

Current income taxes receivable were associated with foreign and domestic prepayments net of income tax payable, and totaled $27,968 and $23,123 as of March 31, 2017 and December 31, 2016, respectively.

Current income taxes payable were principally associated with foreign withholdings, funds transfers, and income tax payable from the Company’s Asia operations. Current income taxes payable as of March 31, 2017 and December 31, 2016 totaled $112,842 and $120,187, respectively, and were included in accrued expenses.

Deferred income tax assets, net, totaled $5,188,952 and $5,224,018 as of March 31, 2017 and December 31, 2016, respectively.

Deferred income tax liabilities totaled $3,043 and $3,037 as of March 31, 2017 and December 31, 2016, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The net revenues and operating margins for the two reporting segments are as follows:

	Three Months Ended March 31, 2017
	Talon Zipper	Talon Trim	Talon Consolidated
Net sales	$3,800,784	$7,316,750	$11,117,534
Cost of goods sold	2,800,279	4,228,879	7,029,158
Gross profit	$1,000,505	$3,087,871	4,088,376
Operating expenses			3,906,517
Income from operations			$181,859

	Three Months Ended March 31, 2016
	Talon Zipper	Talon Trim	Talon Consolidated
Net sales	$4,276,384	$6,988,248	$11,264,632
Cost of goods sold	3,016,409	4,083,964	7,100,373
Gross profit	$1,259,975	$2,904,284	4,164,259
Operating expenses			3,928,844
Income from operations			$235,415

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company distributes its products internationally and has reporting requirements based on geographic regions. Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment and intangibles) is attributed to countries based on the location of the assets, as follows:

	Three Months Ended
Sales:	March 31,
Country / Region	2017	2016
United States	$1,081,046	$1,014,567
China	2,183,383	2,701,114
Hong Kong	2,556,725	2,812,145
Bangladesh	919,665	1,049,298
Vietnam	1,031,483	927,932
Indonesia	936,048	478,148
India	743,558	513,604
Other	1,665,626	1,767,824
Total	$11,117,534	$11,264,632

	March 31,	December 31,
	2017	2016
Long-lived Assets:
United States	$4,895,722	$4,915,383
China	154,804	164,081
Hong Kong	65,164	66,347
India	4,776	4,993
Total	$5,120,466	$5,150,804

Note 14.    Subsequent Events

The Company evaluated subsequent events after the balance sheet date of March 31, 2017 through the date of the filing of this report, and determined that there were no reportable subsequent events.

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

Results of Operations

The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Net sales	100.0%	100.0%
Cost of goods sold	63.2	63.0
Gross profit	36.8	37.0
Sales and marketing expenses	14.5	13.3
General and administrative expenses	20.7	21.6
Interest expense, net	1.4	1.3
Provision for income taxes	0.2	0.3
Net income	0.0%	0.5%

Sales

For the three months ended March 31, 2017 and 2016, sales by geographic region based on the customer delivery locations as a percentage of sales were as follows:

	Three Months Ended March 31,
Region	2017	2016
United States	9.7%	9.0%
China	19.6	24.0
Hong Kong	23.0	25.0
Bangladesh	8.3	9.3
Vietnam	9.3	8.2
Indonesia	8.4	4.2
India	6.7	4.6
Other	15.0	15.7
	100.0%	100.0%

Sales for the three months ended March 31, 2017 were $11,118,000 reflecting a decrease of $147,000 or 1.3% as compared to the same period in 2016. Our Talon Zipper products sales for the three months ended March 31, 2017 were $476,000 lower than the same period in 2016 due to decreased sales of $99,000 within our mass merchandising brand customers as compared to 2016, and by $377,000 in sales to our specialty retail brands customers as compared to 2016. For the three months ended March 31, 2017, sales of Talon Trim products, which consist primarily of sales to specialty retail branded customers, increased by $329,000 compared to the same period in 2016, mainly due to new stretch technology programs and customers.

Gross Profit

Gross profit for the three months ended March 31, 2017 was $4,088,000 (or 36.8% of sales) as compared to $4,164,000 (or 37.0% of sales) during the same period in 2016, reflecting a decrease of $76,000. Gross profit for our Talon Zipper products for the three months ended March 31, 2017 were $260,000 lower than the same period in 2016 primarily due to an inventory write down of certain zipper stock, lower sales volumes and higher manufacturing support costs. For the three months ended March 31, 2017 gross profit attributable to our Talon Trim products increased $184,000 due to higher sales volumes and was partially offset by a change in product mix and higher manufacturing support costs.

   A recap of the change in gross profit for the three months ended March 31, 2017, as compared to the same period in 2016, is as follows:

	Three Months Ended
	March 31, 2017
	as compared to the same period in 2016
	$(1)	%(1)
Gross profit changes as a result of:
Higher sales volumes	110,000	2.6
Change in mix of products	(74,000)	(1.8)
Lower freight and duty costs	8,000	0.2
Higher manufacturing overhead costs	(120,000)	(2.9)
Gross profit change	(76,000)	(1.8)

(1)	Represents the amount or percentage, as applicable, of change in each item in the three month period ended March 31, 2017, as applicable, as compared to the applicable prior year period.

Sales and marketing expenses

Sales and marketing expenses for the three months ended March 31, 2017 totaled $1,608,000, an increase of $105,000 as compared to the same period in 2016, mainly due to $63,000 in additional compensation costs, $32,000 in increased travel and entertainment expenses and $15,000 in additional administrative costs, offset by $14,000 in reduced facilities and related expenses.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2017 totaled $2,299,000 or 20.7% of sales, as compared to the prior year of $2,426,000 or 21.6% of sales. General and administrative expenses were lower by $127,000 during the three months ended March 31, 2017, as compared to the same period in 2016, mainly due to $244,000 in reduced professional and legal costs, offset by $167,000 in additional IT support costs.

Interest expense and interest income

Interest expense for the three months ended March 31, 2017, increased by $3,000 (to $154,000) as compared to the same period in 2016. Interest expense for the three months ended March 31, 2017 and 2016 included borrowings under our credit facility with Princess Investment Holdings, Inc. (the “Princess Investment Credit Facility”) and the related amortization of deferred financing costs and amortization of debt discounts (See Note 8 to the accompanying Notes to Consolidated Financial Statements). A brief summary of interest expense and interest income is presented below:

	Three Months Ended
	March 31,
	2017	2016
Amortization of deferred financing costs	$5,000	$5,000
Amortization of debt discounts	22,000	22,000
Interest expense under Credit Facilities	126,000	116,000
Other interest expense	1,000	8,000
Interest expense	154,000	151,000
Interest income	-	-
Interest expense, net	$154,000	$151,000

Income taxes

Provision for income taxes, net, for the three months ended March 31, 2017 and 2016, was $22,000 and $36,000, respectively.

Liquidity and Capital Resources

The following table summarizes selected financial data at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016

Cash and cash equivalents	$2,654,000	$4,914,000
Total assets	$20,258,000	$21,155,000
Current liabilities	$8,481,000	$9,375,000
Long term liabilities	$4,256,000	$4,318,000
Stockholders’ equity	$7,521,000	$7,462,000

We believe that our existing cash and cash equivalents, our anticipated cash flows from our operating activities, and available borrowings from our Princess Investment Credit Facility, will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months. Approximately $1,544,000 remained in available borrowings under our Princess Investment Credit Facility as of March 31, 2017.

Cash and cash equivalents

Cash and cash equivalents decreased by $2,260,000 at March 31, 2017, as compared to December 31, 2016, principally due to $2,216,000 of cash used in operating activities, $49,000 in payments for the acquisition of property and equipment and $6,000 in capital lease principal payments.

Cash flow from operations reflects net income from operations excluding non-cash charges, changes in operating capital and the impact of seasonality. During the three months ended March 31, 2017 and 2016, net cash used in operating activities was $2,216,000 and $625,000, respectively.

The net cash used in operating activities during the three months ended March 31, 2017 and 2016 resulted principally from:

	Three Months Ended March 31,
	2017	2016
Net income before non-cash expenses	$190,000	$292,000
Inventory increases	(136,000)	(127,000)
Accounts receivable increases	(1,023,000)	(1,254,000)
Accounts payable and accrued expenses increases (reductions)	(985,000)	576,000
Other increases in operating capital	(262,000)	(112,000)
Net cash used in operating activities	$(2,216,000)	$(625,000)

Net cash used in investing activities for the three months ended March 31, 2017 and 2016 was $49,000 and $83,000, respectively, associated mainly with the acquisition of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2017 and 2016 was $6,000 and $5,000, respectively, associated with the repayment of borrowings under capital leases.

Facility with Princess Investment and Capital Leases

For a description of our credit facility with Princess Investment and our capital lease obligations, see Note 8 of the accompanying notes to consolidated financial statements.

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

Off-Balance Sheet Arrangements

At March 31, 2017 and December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

See Note 8 of accompanying notes to consolidated financial statements for a discussion of related party transactions.

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

●	The allowances for doubtful accounts receivable and the bad debt expense (recoveries), net for the three months ended March 31, 2017 and 2016, are as follows:

	Three Months Ended
	March 31,
	2017	2016
Allowance for doubtful accounts receivable	$23,000	$57,000

Bad debt expense (recoveries), net	$(17,000)	$-

●

Inventories are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, and net realizable value and are all substantially finished goods. The costs of inventory include the purchase price, inbound freight and duties, conversion costs and certain allocated production overhead costs. Inventory is evaluated on a continual basis and reserve adjustments are made based on management’s estimate of future sales value, if any, of specific inventory items. Inventory reserves are recorded for damaged, obsolete, excess, impaired and slow-moving inventory. We use estimates to record these reserves. Slow-moving inventory is reviewed by category and may be partially or fully reserved for depending on the type of product and the length of time the product has been included in inventory. Reserve adjustments are made for the difference between the cost of the inventory and the net realizable value, if lower, and charged to operations in the period in which the facts that give rise to these adjustments become known. Net realizable value of inventory is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation. Inventory reserve is reduced following write-off of reserved inventory and increased by additions to reserve for slow moving inventory not expected to be sold.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings

We currently have pending various claims and complaints that arise in the ordinary course of our business. We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on our consolidated financial condition if adversely determined against us.

Item 1A.     Risk Factors

Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. No material change to such risk factors has occurred during the three months ended March 31, 2017.

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

Dated: May 11, 2017	/s/ Larry Dyne Larry Dyne Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Jamey Johns Jamey Johns Chief Accounting Officer (Principal Accounting Officer)