Form 10-Q
period 2017-06-30
TALON INTERNATIONAL, INC.
filed 2017-08-10
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

At August 9, 2017, the issuer had 92,338,283 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,671,318	$4,913,577
Accounts receivable, net	5,887,103	4,315,608
Inventories, net	473,958	500,482
Prepaid expenses and other current assets	783,698	702,906
Total current assets	11,816,077	10,432,573

Property and equipment, net	789,781	884,208
Intangible assets, net	4,260,055	4,266,596
Deferred income tax assets, net	5,040,223	5,224,018
Other assets	407,285	347,638
Total assets	$22,313,421	$21,155,033

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of revolving line of credit from related party, net	$39,322	$-
Current portion of capital lease obligations	24,709	23,749
Accounts payable	7,152,544	6,378,896
Accrued expenses	2,609,865	2,972,689
Total current liabilities	9,826,440	9,375,334

Revolving line of credit from related party, net of current portion, discounts and deferred financing costs	4,055,892	4,041,345
Capital lease obligations, net of current portion	24,436	37,035
Deferred income tax liabilities	1,589	3,037
Other liabilities	220,693	236,088
Total liabilities	14,129,050	13,692,839

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Common Stock, $0.001 par value, 300,000,000 shares authorized; 92,338,283 and 92,274,255 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	92,338	92,274
Additional paid-in capital	65,147,086	65,040,432
Accumulated deficit	(57,134,163)	(57,743,904)
Accumulated other comprehensive income	79,110	73,392
Total stockholders’ equity	8,184,371	7,462,194
Total liabilities and stockholders’ equity	$22,313,421	$21,155,033

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$12,885,747	$14,454,889	$24,003,281	$25,719,521
Cost of goods sold	8,115,985	9,003,343	15,145,143	16,103,716
Gross profit	4,769,762	5,451,546	8,858,138	9,615,805
Sales and marketing expenses	1,481,858	1,760,120	3,089,424	3,263,006
General and administrative expenses	2,169,316	1,888,408	4,468,267	4,314,366
Total operating expenses	3,651,174	3,648,528	7,557,691	7,577,372

Income from operations	1,118,588	1,803,018	1,300,447	2,038,433
Interest expense, net	156,742	155,761	310,668	306,408
Income before provision for income taxes	961,846	1,647,257	989,779	1,732,025
Provision for income taxes	357,643	689,559	380,038	725,210
Net income	$604,203	$957,698	$609,741	$1,006,815

Basic and diluted net income per share	$0.01	$0.01	$0.01	$0.01
Weighted average number of common shares outstanding - Basic	92,304,510	92,271,078	92,289,466	92,269,455
Weighted average number of common shares outstanding - Diluted	93,015,012	93,474,581	92,949,619	93,486,633

Net income	$604,203	$957,698	$609,741	$1,006,815

Other comprehensive income (loss) from foreign currency translation	3,776	(11,753)	5,718	(11,456)
Total comprehensive income	$607,979	$945,945	$615,459	$995,359

 See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$609,741	$1,006,815
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	157,292	148,292
Amortization of deferred financing cost and debt discounts	53,870	52,138
Stock based compensation	106,718	175,512
Deferred income taxes, net	182,347	517,206
Change in provision for bad debt	29,678	(37,823)
Inventory valuation provisions (recoveries), net	(9,883)	(12,826)
Changes in operating assets and liabilities:
Accounts receivable	(1,576,323)	(962,477)
Inventories	37,424	29,977
Prepaid expenses and other current assets	(77,561)	(146,400)
Other assets	(57,955)	(55,658)
Accounts payable and accrued expenses	356,774	1,359,236
Other liabilities	(18,252)	(46,764)
Net cash (used in) provided by operating activities	(206,130)	2,027,228

Cash flows from investing activities:
Acquisitions of property and equipment	(52,360)	(242,925)
Net cash used in investing activities	(52,360)	(242,925)

Cash flows from financing activities:
Payment of capital leases	(11,639)	(10,754)
Payments related to taxes on the exercise of stock options	-	(700)
Net cash used in financing activities	(11,639)	(11,454)

Net effect of foreign currency exchange translation on cash	27,870	(41,720)
Net increase (decrease) in cash and cash equivalents	(242,259)	1,731,129
Cash and cash equivalents at beginning of period	4,913,577	2,852,315
Cash and cash equivalents at end of period	$4,671,318	$4,583,444

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Supplemental disclosures of cash flow information:

	Six Months Ended June 30,
	2017	2016
Cash received (paid) during the period for:
Interest paid	$(257,764)	$(19,599)
Interest received	$965	$914
Income tax paid, net (principally foreign)	$(46,322)	$(35,171)
Non-cash financing activities:
Interest accrued on revolving line of credit from related party	$-	$235,586
Non-cash exercise of stock options	$64	$6

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Presentation of Interim Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in comprehensive financial statements have been condensed or omitted pursuant to such rules and regulations, although the management of Talon International, Inc. and its consolidated subsidiaries (collectively, the “Company”) believes that the disclosures made are adequate to make the information not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary to state fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for 2017.

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

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectability of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified. Bad debt expense, net for the three and six months ended June 30, 2017 were $46,981 and $29,610, respectively. Bad debt recoveries, net for the three and six months ended June 30, 2016 were $(19,794) and $(20,046), respectively.

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

The Company’s financial instruments include cash and cash equivalents, and revolving line of credit from related party. In accordance with ASC 820, the Company measures its cash equivalents at fair value. The Company has determined that the book value of the financial instruments is representative of their fair values. The Company’s cash equivalents are classified within Level 1 and valued primarily using quoted market prices utilizing market observable inputs. At June 30, 2017 and December 31, 2016, cash equivalents consisted of money market funds measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $450,334 and $1,125,000, respectively.

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

The Company applies Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other - Testing Indefinite-lived Intangible Assets for Impairment” to determine whether an impairment is required.  The guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not that an impairment exists, then the company is required to estimate the fair value of the indefinite-lived intangible assets and perform a quantitative impairment test in accordance with ASC 350-30. The Company completed the required assessment as of December 31, 2016, and noted no impairment. On an ongoing basis, the Company monitors for interim triggering events and noted no triggering events that would result in impairment as of June 30, 2017.

From time to time the Company makes investments in product and technical opportunities that are complimentary to or enhancements to its apparel accessories business.  During the three and six months ended June 30, 2017 and 2016, the Company made no investments in property rights. As of June 30, 2017 and December 31, 2016 the Company had accumulated investments of $38,738 for intellectual property rights complimentary to the Company’s Talon Zipper products, which were not yet in service.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets as of June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
	2017	2016

Tradename - Talon trademark	$4,110,751	$4,110,751

Intellectual property rights	217,459	217,459

Less: Accumulated amortization (10 to 17 years)	(68,155)	(61,614)

Intellectual property rights, net	149,304	155,845
Intangible assets, net	$4,260,055	$4,266,596

Amortization expense for intangible assets was $3,271 for each of the three and six months ended June 30, 2017 and 2016, respectively.

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

Interest Expense, net – Interest expense reflects the cost of borrowings, amortization of deferred financing costs and amortization of debt discounts. Interest expense for the three and six months ended June 30, 2017 totaled $157,275 and $311,633, respectively. Interest expense for the three and six months ended June 30, 2016 totaled $156,239 and $307,322, respectively. Interest income consists of earnings from cash held in interest bearing accounts. Interest income for each of the three months ended June 30, 2017 and 2016 was less than $1,000. Interest income for the six months ended June 30, 2017 and 2016 was $965 and $914, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Foreign Currency Translation

The Company’s reporting currency is US dollars. The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for the Company’s subsidiaries in China and India. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized. Included in accumulated other comprehensive income was a cumulative foreign currency translation gain of $79,110 and $73,392 as of June 30, 2017 and December 31, 2016, respectively.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.     New Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, “Compensation —Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance is intended to reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Management does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

In December 2016, the FASB issued ASU No. 2016-19, “Technical Corrections and Improvements”. This ASU clarifies guidance, corrects errors and makes minor improvements affecting a variety of topics in the Accounting Standards Codification. Most of the amendments are not expected to have a significant effect on practice, but some of them could change practice for some entities. Several provisions in this accounting guidance are effective immediately which did not have an impact on the Company’s consolidated financial statements. Additional provisions in this accounting guidance are effective for the Company in annual financial reporting periods beginning after December 15, 2016. Management is currently evaluating the impact that the adoption of the additional provisions in this accounting guidance may have on the Company’s consolidated financial statements.

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

Note 4. Net Income Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations:

	Net income	Shares	Per Share Amount
Three Months Ended June 30, 2017:
Basic net income:
Net income	$604,203	92,304,510	$0.01
Effect of Dilutive Securities -
Options	-	710,502	0.00
Diluted net income per share	$604,203	93,015,012	$0.01

Three Months Ended June 30, 2016:
Basic net income:
Net income	$957,698	92,271,078	$0.01
Effect of Dilutive Securities -
Options	-	1,203,503	0.00
Diluted net income per share	$957,698	93,474,581	$0.01

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Net income	Shares	Per Share Amount
Six Months Ended June 30, 2017:
Basic net income:
Net income	$609,741	92,289,466	$0.01
Effect of Dilutive Securities -
Options	-	660,153	0.00
Diluted net income per share	$609,741	92,949,619	$0.01

Six Months Ended June 30, 2016:
Basic net income:
Net income	$1,006,815	92,269,455	$0.01
Effect of Dilutive Securities -
Options	-	1,217,178	0.00
Diluted net income per share	$1,006,815	93,486,633	$0.01

For the three months ended June 30, 2017, options to purchase 1,921,667 shares of common stock exercisable between $0.04 and $0.11 per share, were outstanding and included in the computation of diluted net income per share. Options to purchase 7,555,000 shares of common stock exercisable between $0.10 and $1.33 per share and warrants to purchase 3,250,000 shares of common stock exercisable between $0.14 and $0.18 per share, were outstanding, but were not included in the computation of diluted net income per share applicable to common stockholders because they would have an antidilutive effect on the net income per share.

For the six months ended June 30, 2017, options to purchase 1,741,667 shares of common stock exercisable between $0.04 and $0.10 per share, were outstanding and included in the computation of diluted net income per share. Options to purchase 7,735,000 shares of common stock exercisable between $0.10 and $1.33 per share and warrants to purchase 3,250,000 shares of common stock exercisable between $0.14 and $0.18 per share, were outstanding, but were not included in the computation of diluted net income per share applicable to common stockholders because they would have an antidilutive effect on the net income per share.

For the three and six months ended June 30, 2016, options to purchase 2,855,000 shares of common stock exercisable between $0.04 and $0.11 per share per share, were outstanding and included in the computation of diluted net income per share. Options to purchase 9,488,600 shares of common stock exercisable between $0.14 and $1.33 per share and warrants to purchase 3,250,000 shares of common stock exercisable between $0.14 and $0.18 per share, were outstanding, but were not included in the computation of diluted net income per share applicable to common stockholders because they would have an antidilutive effect on the net income per share.

Note 5.      Accounts Receivable

Accounts receivable are included on the consolidated balance sheets, net of the allowance for doubtful accounts. The allowance for doubtful accounts at June 30, 2017 and December 31, 2016 was $69,977 and $40,299, respectively.

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

Inventories consist of the following:

	June 30,	December 31,
	2017	2016

Finished goods	$527,582	$563,989
Less: Reserves	(53,624)	(63,507)
Total inventories, net	$473,958	$500,482

Note 7.     Accrued Expenses

Accrued expenses are included on the consolidated balance sheets. Accrued expenses consist of the following:

	June 30,	December 31,
	2017	2016

Accrued payroll and related expenses	$1,233,776	$1,532,734
Accrued commissions	328,812	557,369
Accrued rebates	236,215	316,287
Taxes payable	327,669	184,232
Accrued expenses	357,884	268,330
Other	125,509	113,737
Total accrued expenses	$2,609,865	$2,972,689

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.     Credit Facilities, Long Term Obligations and Related Party Transactions

Revolving Line of Credit from Related Party

On August 10, 2015, the Company entered into a loan and reimbursement agreement (“Loan Agreement”) with Princess Investment Holdings Inc. (“Princess Investment”). Princess Investment may be deemed an affiliate of Kutula Holdings, Ltd., a significant stockholder of the Company, which also has the contractual right to designate a director to the Company’s Board of Directors. Pursuant to the Loan Agreement, Princess Investment agreed to make available to the Company a loan of up to $3,000,000 (“Revolving Line of Credit”) and the Company issued Princess Investment warrants to purchase 1,000,000 shares of the Company’s common stock. The warrants are exercisable immediately upon issuance for a five-year period at an exercise price of $0.18 per share and include a “cashless” exercise option.

On December 21, 2015, the Company entered into an amended and restated credit agreement (the “Princess Investment Credit Agreement”) with Princess Investment, which amended the existing Loan Agreement, dated August 10, 2015, with Princess Investment to, among other things, increase the borrowing availability under the Loan Agreement from $3,000,000 to $6,000,000 and extend the maturity date of the loan to December 21, 2020 (the “Maturity Date”). The Princess Investment Credit Agreement requires the Company to comply with certain financial covenants, including a requirement not to incur a loss after taxes (as calculated in accordance with GAAP) of more than $1,000,000 in the aggregate for any two consecutive fiscal quarters, not to incur a loss after taxes for any three consecutive fiscal quarters and not to incur a loss after taxes for any trailing twelve month period ending at the end of any fiscal quarter. For the three and six months ended June 30, 2017, the Company was in compliance with all covenants.

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

At June 30, 2017 and December 31, 2016, respectively, the Company had an outstanding principal balance of approximately $4,455,643 under the Revolving Line of Credit, and as of June 30, 2017 and December 31, 2016, approximately $1,544,357 remained in available borrowings under the Revolving Line of Credit.

	June 30,	December 31,
	2017	2016

$6,000,000 revolving line of credit from related party and accrued interest payable per terms under Princess Investment Credit Agreement through maturity date of December 21, 2020; interest at a rate per annum of 11.5%	$4,455,643	$4,455,643
Less: Debt discounts net of related amortization	(297,254)	(342,028)
Less: Deferred financing costs net of related amortization	(63,175)	(72,270)
Revolving line of credit, net of debt discounts and deferred financing costs	4,095,214	4,041,345
Less: Current portion	(150,000)	-

Revolving line of credit, net of debt discounts, deferred financing costs and current portion	$3,945,214	$4,041,345

Interest expense, net, included on the Company’s Consolidated Statements of Income and Comprehensive Income is comprised as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revolving line of credit from related party	$127,749	$119,474	$254,094	$235,586
Amortization of deferred financing costs	4,548	4,547	9,095	9,095
Amortization of debt discounts	22,912	21,521	44,775	43,043
Total Credit Facilities related interest expense	155,209	145,542	307,964	287,724
Other interest expense, net	1,533	10,219	2,704	18,684
Interest expense, net	$156,742	$155,761	$310,668	$306,408

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Leases

The Company has financed purchases of furniture and fixtures through various capital lease obligations which bear interest at a rate of 8% per annum. Under these obligations, the Company is required to make monthly payments of principal and interest through May 2019.

Capital lease obligations at June 30, 2017 and December 31, 2016 were $49,144 and $60,784, respectively.

    Note 9.     Stockholders’ Equity

Authorized Common Stock and Preferred Stock

The Company’s Certificate of Incorporation presently authorizes 300,000,000 shares of Common Stock, having a par value of $0.001 per share.

The Company’s Certificate of Incorporation presently authorizes the issuance of 3,000,000 shares of Preferred Stock, having a par value of $0.001 per share. No shares of Preferred Stock were outstanding at June 30, 2017 or December 31, 2016.

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

During the three and six months ended June 30, 2017, 5,000 options were granted. During the three and six months ended June 30, 2016, 120,000 and 4,325,000 options, respectively were granted.

Stock-based compensation expense for the three and six months ended June 30, 2017 totaled $55,017 and $106,718, respectively. Stock-based compensation expense for the three and six months ended June 30, 2016 totaled $63,116 and $175,512, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2017, the Company had $419,317 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the remaining weighted average period of 2.20 years. As of June 30, 2016, unamortized stock-based compensation expense related to options issued to employees and directors was $723,640, which was to be recognized over the weighted average period of approximately 3.06 years.

During the three and six months ended June 30, 2017, options were exercised to acquire 64,028 shares of common stock under the 2008 Stock Incentive Plan, and 35,972 shares were retained by the Company in payment of the weighted average exercise price per share of $0.05. At the time of exercise, the intrinsic value of the options exercised was $0.14 per share, and the retained shares had a value of $5,000.

During the three and six months ended June 30, 2016, options were exercised to acquire 6,424 shares of common stock under the 2008 Stock Incentive Plan, and 13,576 shares were retained by the Company in payment of the weighted average exercise price per share of $0.06 and the tax associated with the exercise of the options. At the time of exercise, the intrinsic value of the options exercised was $0.14 per share, and the retained shares had a value of $1,900.

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

The following table summarizes the activity in the Company’s share-based compensation plans and other share-based grants during the six months ended June 30, 2017.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - January 1, 2017	9,933,267	$0.16
Granted	5,000	$0.10
Exercised	(100,000)	$0.05
Cancelled	(315,000)	$0.15
Expired	(46,600)	$1.02
Options outstanding - June 30, 2017	9,476,667	$0.16
Non Employees
Warrants outstanding - January 1, 2017	3,250,000	$0.18
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Warrants outstanding - June 30, 2017	3,250,000	$0.18

Note 11.      Income taxes

Provision for income taxes for the three and six months ended June 30, 2017 was $357,643 and $380,038, respectively. Provision for income taxes for the three and six months ended June 30, 2016 was $689,559 and $725,210, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Current income taxes receivable were associated with domestic prepayments net of income tax payable, and totaled $24,448 and $23,123 as of June 30, 2017 and December 31, 2016, respectively.

Current income taxes payable were principally associated with foreign withholdings, funds transfers, and income tax payable from the Company’s Asia operations. Current income taxes payable as of June 30, 2017 and December 31, 2016 totaled $275,074 and $120,187, respectively, and were included in accrued expenses.

Deferred income tax assets, net, totaled $5,040,223 and $5,224,018 as of June 30, 2017 and December 31, 2016, respectively.

Deferred income tax liabilities totaled $1,589 and $3,037 as of June 30, 2017 and December 31, 2016, respectively.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.      Segment Reporting and Geographic Information

The Company manufactures and distributes a full range of zipper (“Talon Zipper”) and trim (“Talon Trim”) components, which includes stretch technology component products, to specialty retailers and mass merchandisers. The Company’s organization is based on operating divisions representing these major product lines, and the Company’s Chief Operating Decision Makers (“CODM”, identified as the Company’s executive officers with the oversight of Talon’s Board of Directors) use these divisions to assess performance, allocate resources and make other operating decisions.

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

The net revenues and operating margins for the two reporting segments are as follows:

	Three Months Ended June 30, 2017
	Talon Zipper	Talon Trim	Talon Consolidated
Net sales	$5,079,496	$7,806,251	$12,885,747
Cost of goods sold	3,591,119	4,524,866	8,115,985
Gross profit	$1,488,377	$3,281,385	4,769,762
Operating expenses			3,651,174
Income from operations			$1,118,588

	Three Months Ended June 30, 2016
	Talon Zipper	Talon Trim	Talon Consolidated
Net sales	$6,046,684	$8,408,205	$14,454,889
Cost of goods sold	4,197,417	4,805,926	9,003,343
Gross profit	$1,849,267	$3,602,279	5,451,546
Operating expenses			3,648,528
Income from operations			$1,803,018

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2017
	Talon Zipper	Talon Trim	Talon Consolidated
Net sales	$8,880,280	$15,123,001	$24,003,281
Cost of goods sold	6,391,398	8,753,745	15,145,143
Gross profit	$2,488,882	$6,369,256	8,858,138
Operating expenses			7,557,691
Income from operations			$1,300,447

	Six Months Ended June 30, 2016
	Talon Zipper	Talon Trim	Talon Consolidated
Net sales	$10,323,068	$15,396,453	$25,719,521
Cost of goods sold	7,213,827	8,889,889	16,103,716
Gross profit	$3,109,241	$6,506,564	9,615,805
Operating expenses			7,577,372
Income from operations			$2,038,433

The Company distributes its products internationally and has reporting requirements based on geographic regions. Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment and intangibles) is attributed to countries based on the location of the assets, as follows:

	Three Months Ended		Six Months Ended
Sales:	June 30,		June 30,
Country / Region	2017	2016	2017	2016
United States	$1,441,475	$886,992	$2,522,521	$1,901,559
China	3,514,032	4,071,603	5,697,415	6,772,717
Hong Kong	1,882,149	3,491,266	4,438,874	6,303,411
Bangladesh	1,043,862	1,379,419	1,963,527	2,428,717
Vietnam	1,111,033	964,002	2,142,516	1,891,934
Indonesia	992,253	641,972	1,928,301	1,120,120
India	699,784	680,268	1,443,342	1,193,872
Other	2,201,159	2,339,367	3,866,785	4,107,191
Total	$12,885,747	$14,454,889	$24,003,281	$25,719,521

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
	2017	2016
Long-lived Assets:
United States	$4,848,197	$4,915,383
China	143,172	164,081
Hong Kong	54,148	66,347
India	4,319	4,993
Total	$5,049,836	$5,150,804

Note 14.      Subsequent Events

The Company evaluated subsequent events after the balance sheet date of June 30, 2017 through the date of the filing of this report, and determined that there were no reportable subsequent events.

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

Results of Operations

The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.0	62.3	63.1	62.6
Gross profit	37.0	37.7	36.9	37.4
Sales and marketing expenses	11.5	12.2	12.9	12.7
General and administrative expenses	16.8	13.1	18.6	16.8
Interest expense, net	1.2	1.0	1.3	1.2
Provision for income taxes	2.8	4.8	1.6	2.8
Net income	4.7%	6.6%	2.5%	3.9%

Sales

For the three and six months ended June 30, 2017 and 2016, sales by geographic region based on the customer delivery locations as a percentage of sales were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Region	2017	2016	2017	2016
United States	11.2%	6.1%	10.5%	7.4%
China	27.3	28.2	23.7	26.3
Hong Kong	14.6	24.2	18.5	24.5
Bangladesh	8.1	9.5	8.2	9.4
Vietnam	8.6	6.7	8.9	7.4
Indonesia	7.7	4.4	8.0	4.4
India	5.4	4.7	6.0	4.6
Other	17.1	16.2	16.2	16.0
	100.0%	100.0%	100.0%	100.0%

Sales for the three months ended June 30, 2017 were $12,886,000 reflecting a decrease of $1,569,000 or 10.9% as compared to the same period in 2016. Our Talon Zipper products sales for the three months ended June 30, 2017 were $967,000 lower than the same period in 2016 due to decreased sales of $417,000 within our mass merchandising brand customers as compared to 2016, and by $550,000 in sales to our specialty retail brands customers as compared to 2016. Our Talon Trim products sales for the three months ended June 30, 2017 were $602,000 lower than the same period in 2016 due to decreased sales of $241,000 within our mass merchandising brand customers as compared to 2016, and by $361,000 in sales to our specialty retail brands customers as compared to 2016.

Sales for the six months ended June 30, 2017 were $24,003,000 reflecting a decrease of $1,717,000 or 6.7% as compared to the same period in 2016. Our Talon Zipper products sales for the six months ended June 30, 2017 were $1,443,000 lower than the same period in 2016 due to decreased sales of $517,000 within our mass merchandising brand customers as compared to 2016, and by $926,000 in sales to our specialty retail brands customers as compared to 2016. Our Talon Trim products sales for the six months ended June 30, 2017 were $274,000 lower than the same period in 2016 due to decreased sales of $154,000 within our mass merchandising brand customers as compared to 2016, and by $119,000 in sales to our specialty retail brands customers as compared to 2016.

Gross Profit

Gross profit for the three months ended June 30, 2017 was $4,770,000 (or 37.0% of sales) as compared to $5,452,000 (or 37.7% of sales) during the same period in 2016, reflecting a decrease of $682,000. Gross profit for our Talon Zipper products for the three months ended June 30, 2017 were $361,000 lower than the same period in 2016 primarily due to lower sales volumes and were partially offset by a favorable change in product mix as well as improved sourcing. For the three months ended June 30, 2017 gross profit attributable to our Talon Trim products decreased $321,000 due to lower sales volumes, higher manufacturing support costs and was partially offset by a favorable change in product mix.

Gross profit for the six months ended June 30, 2017 was $8,858,000 (or 36.9% of sales) as compared to $9,616,000 (or 37.4% of sales) during the same period in 2016, reflecting a decrease of $758,000. Gross profit for our Talon Zipper products for the six months ended June 30, 2017 were $620,000 lower than the same period in 2016 primarily due to lower sales volumes and higher manufacturing support costs and was partially offset by a favorable change in product mix as well as improved sourcing. For the six months ended June 30, 2017 gross profit attributable to our Talon Trim products decreased $138,000 primarily due to higher manufacturing support costs.

A recap of the change in gross profit for the three and six months ended June 30, 2017, as compared to the same period in 2016, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017		June 30, 2017
	as compared to the same period in 2016		as compared to the same period in 2016
	$(1)	%(1)	$(1)	%(1)
Gross profit changes as a result of:
Lower sales volumes	(731,000)	(13.4)	(631,000)	(6.6)
Change in mix of products	130,000	2.4	65,000	0.7
Lower freight and duty costs	4,000	0.1	12,000	0.1
Higher manufacturing overhead costs	(85,000)	(1.6)	(204,000)	(2.1)
Gross profit change	(682,000)	(12.5)	(758,000)	(7.9)

(1)	Represents the amount or percentage, as applicable, of change in each item in the three or six month period ended June 30, 2017, as applicable, as compared to the applicable prior year period.

Sales and marketing expenses

Sales and marketing expenses for the three months ended June 30, 2017 totaled $1,482,000, a decrease of $278,000 as compared to the same period in 2016, mainly due to lower sales for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, as well as $256,000 in decreased compensation costs as a result of the reorganization of our commission structure and $48,000 in reduced sample expenses offset by $37,000 in additional sales administrative costs.

Sales and marketing expenses for the six months ended June 30, 2017 totaled $3,089,000, a decrease of $174,000 as compared to the same period in 2016, mainly due to lower sales for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, as well as $193,000 in decreased compensation costs as a result of the reorganization of our commission structure and $42,000 in reduced sample expenses offset by $52,000 in additional sales administrative costs and $38,000 in increased travel costs.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2017 totaled $2,169,000 or 16.8% of sales, as compared to the prior year of $1,888,000 or 13.1% of sales. General and administrative expenses were higher by $281,000 during the three months ended June 30, 2017, as compared to the same period in 2016, mainly due to $122,000 in additional IT support costs as a result of the implementation of a new ERP system and $100,000 in increased compensation costs resulting from new incentive programs.

General and administrative expenses for the six months ended June 30, 2017 totaled $4,468,000 or 18.6% of sales, as compared to the prior year of $4,314,000 or 16.8% of sales. General and administrative expenses were higher by $154,000 during the six months ended June 30, 2017, as compared to the same period in 2016, mainly due to $289,000 in additional IT support costs as a result of the implementation of a new ERP system and $88,000 in increased compensation costs resulting from new incentive programs offset by $249,000 in reduced professional and legal costs.

Interest expense and interest income

Interest expense for the three months ended June 30, 2017, increased by $1,000 (to $157,000) as compared to the same period in 2016. Interest expense for the six months ended June 30, 2017, increased by $5,000 (to $311,000) as compared to the same period in 2016. Interest expense for the three and six months ended June 30, 2017 and 2016 included borrowings under our credit facility with Princess Investment Holdings, Inc. (the “Princess Investment Credit Facility”) and the related amortization of deferred financing costs and amortization of debt discounts (See Note 8 to the accompanying Notes to Consolidated Financial Statements). A brief summary of interest expense and interest income is presented below:

	Three Months Ended		Six Months Ended June 30,
	June 30,		June 30,
	2017	2016	2017	2016
Amortization of deferred financing costs	$4,000	$5,000	$9,000	$9,000
Amortization of debt discounts	23,000	22,000	45,000	43,000
Interest expense under Credit Facilities	128,000	118,000	254,000	235,000
Other interest expense	3,000	11,000	4,000	20,000
Interest expense	158,000	156,000	312,000	307,000
Interest income	(1,000)	-	(1,000)	(1,000)
Interest expense, net	$157,000	$156,000	$311,000	$306,000

Income taxes

Provision for income taxes for the three and six months ended June 30, 2017, was $358,000 and $380,000, respectively.

Provision for income taxes for the three and six months ended June 30, 2016, was $689,000 and $725,000, respectively.

Liquidity and Capital Resources

The following table summarizes selected financial data at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016

Cash and cash equivalents	$4,671,000	$4,914,000
Total assets	$22,313,000	$21,155,000
Current liabilities	$9,826,000	$9,375,000
Long term liabilities	$4,303,000	$4,318,000
Stockholders’ equity	$8,184,000	$7,462,000

We believe that our existing cash and cash equivalents, our anticipated cash flows from our operating activities, and available borrowings from our Princess Investment Credit Facility, will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months. Approximately $1,544,000 remained in available borrowings under our Princess Investment Credit Facility as of June 30, 2017.

Cash and cash equivalents

Cash and cash equivalents decreased by $242,000 at June 30, 2017, as compared to December 31, 2016, principally due to $206,000 of cash used in operating activities, $52,000 in payments for the acquisition of property and equipment and $12,000 in capital lease principal payments.

Cash flow from operations reflects net income from operations excluding non-cash charges, changes in operating capital and the impact of seasonality. During the six months ended June 30, 2017, net cash used in operating activities was $206,000. During the six months ended June 30, 2016, net cash provided by operating activities was $2,027,000.

The net cash (used in) provided by operating activities during the six months ended June 30, 2017 and 2016 resulted principally from:

	Six Months Ended June 30,
	2017	2016
Net income before non-cash expenses	$1,130,000	$1,849,000
Accounts receivable increases	(1,576,000)	(962,000)
Inventory decreases	37,000	30,000
Accounts payable and accrued expenses increases	357,000	1,359,000
Other increases in operating capital	(154,000)	(249,000)
Net cash (used in) provided by operating activities	$(206,000)	$2,027,000

Net cash used in investing activities for the six months ended June 30, 2017 and 2016 was $52,000 and $243,000, respectively, associated mainly with the acquisition of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2017 and 2016 was $12,000 and $11,000, respectively, associated with the repayment of borrowings under capital leases.

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

Off-Balance Sheet Arrangements

At June 30, 2017 and December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

●	The allowances for doubtful accounts receivable and the bad debt expense (recoveries), net for the three and six months ended June 30, 2017 and 2016, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Allowance for doubtful accounts receivable	$47,000	$29,000	$70,000	$29,000

Bad debt expense (recoveries), net	$47,000	$(20,000)	$30,000	$(20,000)

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

●

Stock-based compensation expense is recognized for all share-based payments to employees, including stock options, in the consolidated statements of income based on the fair value of the awards that are granted. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model. Measured compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the related share-based compensation award. See Note 10 in the accompanying Notes to Consolidated Financial Statements.

●

Impairment charges are recorded when the carrying amount of long-lived assets are determined not to be recoverable.  Impairment is measured by assessing the usefulness of an asset or by comparing the carrying value of an asset to its fair value.  Fair value is typically determined using quoted market prices, if available, or an estimate of undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.  The amount of impairment loss is calculated as the excess of the carrying value over the fair value.  Changes in market conditions and management strategy have historically caused us to reassess the carrying amount of Talon's long lived assets.  Management completed the required assessment at December 31, 2016 and noted no impairment.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings

We currently have pending various claims and complaints that arise in the ordinary course of our business. We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on our consolidated financial condition if adversely determined against us.

Item 1A.     Risk Factors

Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. No material change to such risk factors has occurred during the three and six months ended June 30, 2017.

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

Dated: August 10, 2017	/s/ Larry Dyne

Larry Dyne Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Jamey Johns

Jamey Johns Chief Accounting Officer (Principal Accounting Officer)