Form 10-Q
period 2017-09-30
TALON INTERNATIONAL, INC.
filed 2017-11-14
CIK 1047881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

At November 8, 2017, the issuer had 92,338,283 shares of Common Stock, $.001 par value, issued and outstanding.

TALON INTERNATIONAL, INC.

PART I       OTHER INFORMATION

Item 1.        Financial Statements

TALON INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,977,609	$4,913,577
Accounts receivable, net	4,076,469	4,315,608
Inventories, net	470,959	500,482
Prepaid expenses and other current assets	569,541	702,906
Total current assets	10,094,578	10,432,573

Property and equipment, net	743,456	884,208
Intangible assets, net	4,256,784	4,266,596
Deferred income tax assets, net	5,006,677	5,224,018
Other assets	435,959	347,638
Total assets	$20,537,454	$21,155,033

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of revolving line of credit from related party, net	$114,783	$-
Current portion of capital lease obligations	25,203	23,749
Accounts payable	5,347,001	6,378,896
Accrued expenses	2,651,802	2,972,689
Total current liabilities	8,138,789	9,375,334

Revolving line of credit from related party, net of current portion, discounts and deferred financing costs	4,008,271	4,041,345
Capital lease obligations, net of current portion	17,947	37,035
Deferred income tax liabilities	-	3,037
Other liabilities	207,767	236,088
Total liabilities	12,372,774	13,692,839

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Common Stock, $0.001 par value, 300,000,000 shares authorized; 92,338,283 and 92,274,255 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	92,338	92,274
Additional paid-in capital	65,202,419	65,040,432
Accumulated deficit	(57,212,531)	(57,743,904)
Accumulated other comprehensive income	82,454	73,392
Total stockholders’ equity	8,164,680	7,462,194
Total liabilities and stockholders’ equity	$20,537,454	$21,155,033

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$9,788,577	$10,856,283	$33,791,858	$36,575,804
Cost of goods sold	6,320,098	7,055,176	21,465,241	23,158,892
Gross profit	3,468,479	3,801,107	12,326,617	13,416,912
Sales and marketing expenses	1,475,507	1,706,173	4,564,931	4,969,179
General and administrative expenses	1,893,938	1,866,292	6,362,205	6,180,658
Total operating expenses	3,369,445	3,572,465	10,927,136	11,149,837

Income from operations	99,034	228,642	1,399,481	2,267,075
Interest expense, net	157,797	157,244	468,465	463,652
Income (loss) before income taxes	(58,763)	71,398	931,016	1,803,423
Provision for income taxes	19,605	50,703	399,643	775,913
Net income (loss)	$(78,368)	$20,695	$531,373	$1,027,510

Basic and diluted net income (loss) per share	$0.00	$0.00	$0.01	$0.01
Weighted average number of common shares outstanding - Basic	92,338,283	92,274,255	92,305,917	92,271,066
Weighted average number of common shares outstanding - Diluted	92,338,283	93,220,191	92,661,225	93,405,895

Net income (loss)	$(78,368)	$20,695	$531,373	$1,027,510

Other comprehensive income (loss) from foreign currency translation	3,344	(2,276)	9,062	(13,750)
Total comprehensive income (loss)	$(75,024)	$18,419	$540,435	$1,013,760

 See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$531,373	$1,027,510
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of property and equipment	-	(144)
Depreciation and amortization	233,010	224,360
Amortization of deferred financing cost and debt discounts	81,710	78,206
Stock based compensation	162,050	229,368
Deferred income taxes, net	214,305	579,237
Change in provision for bad debt	9,204	(25,282)
Inventory valuation provisions	(22,081)	(6,846)
Adjustment to intangible asset cost	-	34,267
Changes in operating assets and liabilities:
Accounts receivable	275,977	(113,562)
Inventories	53,257	60,691
Prepaid expenses and other current assets	139,154	(66,500)
Other assets	(86,066)	(76,074)
Accounts payable and accrued expenses	(1,450,060)	(246,845)
Other liabilities	(31,340)	(10,296)
Net cash provided by operating activities	110,493	1,688,090

Cash flows from investing activities:
Proceeds from sale of equipment	-	475
Acquisitions of property and equipment	(75,904)	(284,700)
Net cash used in investing activities	(75,904)	(284,225)

Cash flows from financing activities:
Payment of capital leases	(17,634)	(16,291)
Payments related to taxes on the exercise of stock options	-	(700)
Net cash used in financing activities	(17,634)	(16,991)

Net effect of foreign currency exchange translation on cash	47,077	(48,306)
Net increase in cash and cash equivalents	64,032	1,338,568
Cash and cash equivalents at beginning of period	4,913,577	2,852,315
Cash and cash equivalents at end of period	$4,977,609	$4,190,883

See accompanying notes to consolidated financial statements.

TALON INTERNATIONAL, INC.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Supplemental disclosures of cash flow information:

	Nine Months Ended September 30,
	2017	2016
Cash received (paid) during the period for:
Interest paid	$(388,434)	$(27,284)
Interest received	$1,678	$1,720
Income tax paid, net (principally foreign)	$(80,350)	$(76,160)
Non-cash financing activities:
Interest accrued on revolving line of credit from related party	$-	$359,882
Non-cash exercise of stock options	$64	$6

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

Allowance for Accounts Receivable Doubtful Accounts

The Company is required to make judgments as to the collectability of accounts receivable based on established aging policy, historical experience and future expectations. The allowances for doubtful accounts represent allowances for customer trade accounts that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: (i) customer specific allowances; (ii) amounts based upon an aging schedule; and (iii) an estimated amount, based on the Company’s historical experience, for issues not yet identified. Bad debt expense (recoveries), net for the three and nine months ended September 30, 2017 were $(21,078) and $8,532, respectively. Bad debt expense, net for the three and nine months ended September 30, 2016 were $32,047 and $12,001, respectively.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s financial instruments include cash and cash equivalents, and revolving line of credit from related party. In accordance with ASC 820, the Company measures its cash equivalents at fair value. The Company has determined that the book value of the financial instruments is representative of their fair values. The Company’s cash equivalents are classified within Level 1 and valued primarily using quoted market prices utilizing market observable inputs. At September 30, 2017 and December 31, 2016, cash equivalents consisted of money market funds measured at fair value on a recurring basis; fair value of the Company’s money market funds was approximately $873,000 and $1,125,000, respectively.

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

The Company applies Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other - Testing Indefinite-lived Intangible Assets for Impairment” to determine whether an impairment is required.  The guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not, defined as a likelihood of more than 50%, that an indefinite-lived intangible asset is impaired.  If it is determined that it is more likely than not that an impairment exists, then the company is required to estimate the fair value of the indefinite-lived intangible assets and perform a quantitative impairment test in accordance with ASC 350-30. The Company completed the required assessment as of December 31, 2016, and noted no impairment. On an ongoing basis, the Company monitors for interim triggering events and noted no triggering events that would result in impairment as of September 30, 2017.

From time to time the Company makes investments in product and technical opportunities that are complimentary to or enhancements to its apparel accessories business.  During the three and nine months ended September 30, 2017 and 2016, the Company made no investments in property rights. As of September 30, 2017 and December 31, 2016 the Company had accumulated investments of $38,738 for intellectual property rights complimentary to the Company’s Talon Zipper products, which were not yet in service.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets as of September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016

Tradename - Talon trademark	$4,110,751	$4,110,751

Intellectual property rights	217,459	217,459
Less: Accumulated amortization (10 to 17 years)	(71,426)	(61,614)
Intellectual property rights, net	146,033	155,845
Intangible assets, net	$4,256,784	$4,266,596

Amortization expense for intangible assets was $3,271 and $9,813, respectively for each of the three and nine months ended September 30, 2017 and 2016.

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

Interest Expense, net – Interest expense reflects the cost of borrowings, amortization of deferred financing costs and amortization of debt discounts. Interest expense for the three and nine months ended September 30, 2017 totaled $158,510 and $470,143, respectively. Interest expense for the three and nine months ended September 30, 2016 totaled $158,050 and $465,372, respectively. Interest income consists of earnings from cash held in interest bearing accounts. Interest income for each of the three months ended September 30, 2017 and 2016 was less than $1,000. Interest income for the nine months ended September 30, 2017 and 2016 was $1,678 and $1,720, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Foreign Currency Translation

The Company’s reporting currency is US dollars. The Company has operations and holds assets in various foreign countries. The local currency is the functional currency for the Company’s subsidiaries in China and India. Assets and liabilities are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income until the translation adjustments are realized. Included in accumulated other comprehensive income was a cumulative foreign currency translation gain of $82,454 and $73,392 as of September 30, 2017 and December 31, 2016, respectively.

   Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and unrealized income (loss) on foreign currency translation adjustments. The foreign currency translation adjustment represents the net currency translation gains and losses related to our Hong Kong, China and India subsidiaries, which have not been reflected in the net income (loss) for the periods presented.

The Company reports comprehensive income (loss) in accordance with Topic 220 “Comprehensive Income”, and uses the option provided under ASU 2011-05 “Presentation of Comprehensive Income” to present the total of comprehensive income (loss), the components of net income (loss) and the components of other comprehensive income in a single continuous statement.

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

In January 2017, the FASB issued ASU No. 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323).” This ASU responds to SEC staff announcements made in 2016 as it relates to the disclosure of the future impact of the effects of the new FASB guidance on revenue, leases and credit losses on financial instruments in accordance with Staff Accounting Bulletin 74. This ASU was effective upon issuance in January 2017. Management has adopted ASU 2017-03 effective for the first quarter of 2017. The adoption of ASU 2017-03 did not have a material impact on the Company’s consolidated financial statements.

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

Note 4.   Net Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations:

	Net income (loss)	Shares	Per Share Amount
Three Months Ended September 30, 2017:
Basic net loss:
Net loss	$(78,368)	92,338,283	$0.00
Effect of Dilutive Securities -
Options	-	-	0.00
Diluted net loss per share	$(78,368)	92,338,283	$0.00

Three Months Ended September 30, 2016:
Basic net income:
Net income	$20,695	92,274,255	$0.00
Effect of Dilutive Securities -
Options	-	945,936	0.00
Diluted net income per share	$20,695	93,220,191	$0.00

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Net income	Shares	Per Share Amount
Nine Months Ended September 30, 2017:
Basic net income:
Net income	$531,373	92,305,917	$0.01
Effect of Dilutive Securities -
Options	-	355,308	0.00
Diluted net income per share	$531,373	92,661,225	$0.01

Nine Months Ended September 30, 2016:
Basic net income:
Net income	$1,027,510	92,271,066	$0.01
Effect of Dilutive Securities -
Options	-	1,134,829	0.00
Diluted net income per share	$1,027,510	93,405,895	$0.01

For the three months ended September 30, 2017, options to purchase 9,476,667 shares of common stock exercisable between $0.04 and $0.69 per share and warrants to purchase 3,250,000 shares of common stock exercisable between $0.14 and $0.18 per share, were outstanding but were not included in the computation of diluted net loss per share because they would have an antidilutive effect on the net loss per share.

For the nine months ended September 30, 2017, options to purchase 1,023,125 shares of common stock exercisable between $0.04 and $0.09 per share, were outstanding and included in the computation of diluted net income per share. Options to purchase 8,453,542 shares of common stock exercisable between $0.10 and $1.33 per share and warrants to purchase 3,250,000 shares of common stock exercisable between $0.14 and $0.18 per share, were outstanding, but were not included in the computation of diluted net income per share applicable to common stockholders because they would have an antidilutive effect on the net income per share.

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

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.      Accounts Receivable

Accounts receivable are included on the consolidated balance sheets, net of the allowance for doubtful accounts. The allowance for doubtful accounts at September 30, 2017 and December 31, 2016 was $49,503 and $40,299, respectively.

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

Inventories consist of the following:

	September 30,	December 31,
	2017	2016

Finished goods	$512,385	$563,989
Less: Reserves	(41,426)	(63,507)
Total inventories, net	$470,959	$500,482

Note 7.     Accrued Expenses

Accrued expenses are included on the consolidated balance sheets. Accrued expenses consist of the following:

	September 30,	December 31,
	2017	2016

Accrued payroll and related expenses	$1,324,846	$1,532,734
Accrued commissions	310,954	557,369
Accrued rebates	197,816	316,287
Taxes payable	272,399	184,232
Accrued expenses	431,982	268,330
Other	113,805	113,737
Total accrued expenses	$2,651,802	$2,972,689

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

On December 21, 2015, the Company entered into an amended and restated credit agreement (the “Princess Investment Credit Agreement”) with Princess Investment, which amended the existing Loan Agreement, dated August 10, 2015, with Princess Investment to, among other things, increase the borrowing availability under the Loan Agreement from $3,000,000 to $6,000,000 and extend the maturity date of the loan to December 21, 2020 (the “Maturity Date”). The Princess Investment Credit Agreement requires the Company to comply with certain financial covenants, including a requirement not to incur a loss after taxes (as calculated in accordance with GAAP) of more than $1,000,000 in the aggregate for any two consecutive fiscal quarters, not to incur a loss after taxes for any three consecutive fiscal quarters and not to incur a loss after taxes for any trailing twelve month period ending at the end of any fiscal quarter. For the three and nine months ended September 30, 2017, the Company was in compliance with all covenants.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Princess Investment will make advances under the Revolving Line of Credit from time to time as requested by the Company. The Company may prepay the Revolving Line of Credit at any time, and amounts prepaid may be re-borrowed through November 21, 2020. Under the amended terms, the Revolving Line of Credit will accrue interest on the unpaid principal balance at an annual rate of 11.5%. Interest on the Revolving Line of Credit for the period from December 21, 2015 through December 1, 2016 accrued and was added to principal on December 1, 2016, and thereafter interest is payable monthly in arrears. No principal payments will be due during the period ending December 31, 2017. Thereafter, principal will be payable $25,000 per month during the twelve months ended December 31, 2018, $35,000 per month during the twelve months ended December 31, 2019 and $50,000 per month during the twelve months ended December 31, 2020, with the remaining outstanding principal amount payable on the Maturity Date. The Princess Investment Credit Agreement continues to require payment of a $60,000 loan fee at maturity.

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

At September 30, 2017 and December 31, 2016, respectively, the Company had an outstanding principal balance of approximately $4,455,643 under the Revolving Line of Credit, and as of September 30, 2017 and December 31, 2016, approximately $1,544,357 remained in available borrowings under the Revolving Line of Credit.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2017	2016

$6,000,000 revolving line of credit from related party and accrued interest payable per terms under Princess Investment Credit Agreement through maturity date of December 21, 2020; interest at a rate per annum of 11.5%	$4,455,643	$4,455,643
Less: Debt discounts net of related amortization	(273,962)	(342,028)
Less: Deferred financing costs net of related amortization	(58,627)	(72,270)
Revolving line of credit, net of debt discounts and deferred financing costs	4,123,054	4,041,345
Less: Current portion	(114,783)	-

Revolving line of credit, net of debt discounts, deferred financing costs and current portion	$4,008,271	$4,041,345

Interest expense, net, included on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) is comprised as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revolving line of credit from related party	$129,153	$124,296	$383,247	$359,882
Amortization of deferred financing costs	4,548	4,547	13,643	13,642
Amortization of debt discounts	23,292	21,521	68,067	64,564
Total credit facilities related interest expense	156,993	150,364	464,957	438,088
Other interest expense, net	804	6,880	3,508	25,564
Interest expense, net	$157,797	$157,244	$468,465	$463,652

Capital Leases

The Company has financed purchases of furniture and fixtures through various capital lease obligations which bear interest at a rate of 8% per annum. Under these obligations, the Company is required to make monthly payments of principal and interest through May 2019.

Capital lease obligations at September 30, 2017 and December 31, 2016 were $43,150 and $60,784, respectively.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Note 9.     Stockholders’ Equity

Authorized Common Stock and Preferred Stock

The Company’s Certificate of Incorporation presently authorizes 300,000,000 shares of Common Stock, having a par value of $0.001 per share.

The Company’s Certificate of Incorporation presently authorizes the issuance of 3,000,000 shares of Preferred Stock, having a par value of $0.001 per share. No shares of Preferred Stock were outstanding at September 30, 2017 or December 31, 2016.

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

Stock Options and Warrants

No options were granted during the three months ended September 30, 2017. During the nine months ended September 30, 2017, 5,000 options were granted. During the three and nine months ended September 30, 2016, 200,000 and 4,525,000 options, respectively were granted.

Stock-based compensation expense for the three and nine months ended September 30, 2017 totaled $55,332 and $162,050, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2016 totaled $53,854 and $229,368, respectively.

As of September 30, 2017, the Company had $365,353 of unamortized stock-based compensation expense related to options issued to employees and directors, which will be recognized over the remaining weighted average period of 1.98 years. As of September 30, 2016, unamortized stock-based compensation expense related to options issued to employees and directors was $608,614, which was to be recognized over the weighted average period of approximately 2.88 years.

During the nine months ended September 30, 2017, options were exercised to acquire 64,028 shares of common stock under the 2008 Stock Incentive Plan, and 35,972 shares were retained by the Company in payment of the weighted average exercise price per share of $0.05. At the time of exercise, the intrinsic value of the options exercised was $0.14 per share, and the retained shares had a value of $5,000.

During the nine months ended September 30, 2016, options were exercised to acquire 6,424 shares of common stock under the 2008 Stock Incentive Plan, and 13,576 shares were retained by the Company in payment of the weighted average exercise price per share of $0.06 and the tax associated with the exercise of the options. At the time of exercise, the intrinsic value of the options exercised was $0.14 per share, and the retained shares had a value of $1,900.

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the activity in the Company’s share-based compensation plans and other share-based grants during the nine months ended September 30, 2017.

	Number of Shares	Weighted Average Exercise Price
Employees and Directors
Options outstanding - January 1, 2017	9,933,267	$0.16
Granted	5,000	$0.10
Exercised	(100,000)	$0.05
Cancelled	(315,000)	$0.15
Expired	(46,600)	$1.02
Options outstanding - September 30, 2017	9,476,667	$0.16
Non Employees
Warrants outstanding - January 1, 2017	3,250,000	$0.18
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Warrants outstanding - September 30, 2017	3,250,000	$0.18

Note 11.      Income taxes

Provision for income taxes for the three and nine months ended September 30, 2017 was $19,605 and $399,643, respectively. Provision for income taxes for the three and nine months ended September 30, 2016 was $50,703 and $775,913, respectively.

Current income taxes receivable were associated with domestic prepayments net of income tax payable, and totaled $24,448 and $23,123 as of September 30, 2017 and December 31, 2016, respectively.

Current income taxes payable were principally associated with foreign withholdings, funds transfers, and income tax payable from the Company’s Asia operations. Current income taxes payable as of September 30, 2017 and December 31, 2016 totaled $230,082 and $120,187, respectively, and were included in accrued expenses.

Deferred income tax assets, net, totaled $5,006,677 and $5,224,018 as of September 30, 2017 and December 31, 2016, respectively.

There were no deferred income tax liabilities as of September 30, 2017 and at December 31, 2016 deferred income tax liabilities totaled $3,037.

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

The net revenues and operating margins for the two reporting segments are as follows:

	Three Months Ended September 30, 2017
	Talon Zipper	Talon Trim	Talon Consolidated
Net sales	$3,191,297	$6,597,280	$9,788,577
Cost of goods sold	2,373,865	3,946,233	6,320,098
Gross profit	$817,432	$2,651,047	3,468,479
Operating expenses			3,369,445
Income from operations			$99,034

	Three Months Ended September 30, 2016
	Talon Zipper	Talon Trim	Talon Consolidated
Net sales	$3,587,603	$7,268,680	$10,856,283
Cost of goods sold	2,670,225	4,384,951	7,055,176
Gross profit	$917,378	$2,883,729	3,801,107
Operating expenses			3,572,465
Income from operations			$228,642

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2017
	Talon Zipper	Talon Trim	Talon Consolidated
Net sales	$12,071,578	$21,720,280	$33,791,858
Cost of goods sold	8,765,264	12,699,977	21,465,241
Gross profit	$3,306,314	$9,020,303	12,326,617
Operating expenses			10,927,136
Income from operations			$1,399,481

	Nine Months Ended September 30, 2016
	Talon Zipper	Talon Trim	Talon Consolidated
Net sales	$13,910,671	$22,665,133	$36,575,804
Cost of goods sold	9,884,052	13,274,840	23,158,892
Gross profit	$4,026,619	$9,390,293	13,416,912
Operating expenses			11,149,837
Income from operations			$2,267,075

The Company distributes its products internationally and has reporting requirements based on geographic regions. Revenues are attributed to countries based upon customer delivery locations and the net book value of long-lived assets (consisting of property and equipment and intangibles) is attributed to countries based on the location of the assets, as follows:

	Three Months Ended		Nine Months Ended
Sales:	September 30,		September 30,
Country / Region	2017	2016	2017	2016
United States	$953,854	$1,110,610	$3,476,375	$3,012,169
China	2,339,027	2,945,096	8,036,442	9,717,813
Hong Kong	1,644,452	2,715,970	6,083,326	9,019,381
Bangladesh	615,648	415,927	2,579,175	2,844,644
Vietnam	738,633	906,961	2,881,149	2,798,895
Indonesia	889,499	542,458	2,817,800	1,662,578
India	621,785	657,862	2,065,127	1,851,734
Other	1,985,679	1,561,399	5,852,464	5,668,590
Total	$9,788,577	$10,856,283	$33,791,858	$36,575,804

TALON INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2017	2016
Long-lived Assets:
United States	$4,821,518	$4,915,383
China	131,365	164,081
Hong Kong	43,530	66,347
India	3,827	4,993
Total	$5,000,240	$5,150,804

Note 14.      Subsequent Events

The Company evaluated subsequent events after the balance sheet date of September 30, 2017 through the date of the filing of this report, and determined that there were no reportable subsequent events.

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

Our stretch and control technology, marketed under the name Tekfit provides manufacturers with Talon’s patented material stretch technology, manufacturing know-how, proprietary equipment and materials necessary to produce expandable waistbands, shirt collars and various other stretch technology apparel inner lining components. We are actively expanding our marketing and selling efforts of this unique product within the industry, including by introducing this technology to major retailers.

The adoption of new and innovative technology by major retailers, particularly where it modifies the style, design or performance of a garment, is a complicated and time-consuming process. New product innovations by major retailers can require 6 to 12 months to complete the design, marketing and manufacturing of the new item, and depending upon the seasonal aspect of the garment, introduction of the product to the market could require several additional months. Accordingly, the adoption within the retailers’ products of stretch and control technology requires significant time to accomplish. However, once adopted the production volumes continue to build as the technology is accepted across multiple styles with the retailer.

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

Results of Operations

The following table sets forth selected statements of operations data shown as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.6	65.0	63.5	63.3
Gross profit	35.4	35.0	36.5	36.7
Sales and marketing expenses	15.1	15.7	13.5	13.6
General and administrative expenses	19.3	17.2	18.8	16.9
Interest expense, net	1.6	1.4	1.4	1.3
Provision for income taxes	0.2	0.5	1.2	2.1
Net income (loss)	-0.8%	0.2%	1.6%	2.8%

Sales

For the three and nine months ended September 30, 2017 and 2016, sales by geographic region based on the customer delivery locations as a percentage of sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Region	2017	2016	2017	2016
United States	9.7%	10.2%	10.3%	8.2%
China	23.9	27.1	23.8	26.6
Hong Kong	16.8	25.0	18.0	24.7
Bangladesh	6.3	3.8	7.6	7.8
Vietnam	7.5	8.4	8.5	7.7
Indonesia	9.1	5.0	8.3	4.5
India	6.4	6.1	6.1	5.1
Other	20.3	14.4	17.4	15.4
	100.0%	100.0%	100.0%	100.0%

Sales for the three months ended September 30, 2017 were $9,789,000 reflecting a decrease of $1,068,000 or 9.8% as compared to the same period in 2016. Our Talon Zipper products sales for the three months ended September 30, 2017 were $396,000 lower than the same period in 2016 due to decreased sales of $111,000 within our mass merchandising brand customers as compared to 2016, and by $285,000 in sales to our specialty retail brands customers as compared to 2016. Our Talon Trim products sales for the three months ended September 30, 2017 were $671,000 lower than the same period in 2016 due to decreased sales of $90,000 within our mass merchandising brand customers as compared to 2016, and by $581,000 in sales to our specialty retail brands customers as compared to 2016.

Sales for the nine months ended September 30, 2017 were $33,792,000 reflecting a decrease of $2,784,000 or 7.6% as compared to the same period in 2016. Our Talon Zipper products sales for the nine months ended September 30, 2017 were $1,839,000 lower than the same period in 2016 due to decreased sales of $627,000 within our mass merchandising brand customers as compared to 2016, and by $1,212,000 in sales to our specialty retail brands customers as compared to 2016. Our Talon Trim products sales for the nine months ended September 30, 2017 were $945,000 lower than the same period in 2016 due to decreased sales of $243,000 within our mass merchandising brand customers as compared to 2016, and by $702,000 in sales to our specialty retail brands customers as compared to 2016.

Gross Profit

Gross profit for the three months ended September 30, 2017 was $3,468,000 (or 35.4% of sales) as compared to $3,801,000 (or 35.0% of sales) during the same period in 2016, reflecting a decrease of $333,000. Gross profit for our Talon Zipper products for the three months ended September 30, 2017 were $100,000 lower than the same period in 2016 primarily due to lower sales volumes and were partially offset by a favorable change in product mix as well as improved sourcing and lower manufacturing support costs. For the three months ended September 30, 2017 gross profit attributable to our Talon Trim products decreased $233,000 due to lower sales volumes and were partially offset by a favorable change in product mix as well as lower sourcing costs.

Gross profit for the nine months ended September 30, 2017 was $12,327,000 (or 36.5% of sales) as compared to $13,417,000 (or 36.7% of sales) during the same period in 2016, reflecting a decrease of $1,090,000. Gross profit for our Talon Zipper products for the nine months ended September 30, 2017 were $720,000 lower than the same period in 2016 primarily due to lower sales volumes and higher manufacturing support costs and was partially offset by a favorable change in product mix as well as improved sourcing. For the nine months ended September 30, 2017 gross profit attributable to our Talon Trim products decreased $370,000 primarily due to lower sales volumes and higher manufacturing support costs and was partially offset by a favorable change in product mix as well as improved sourcing.

A recap of the change in gross profit for the three and nine months ended September 30, 2017, as compared to the same period in 2016, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	as compared to the same period in 2016		as compared to the same period in 2016
	$(1)	%(1)	$(1)	%(1)
Gross profit changes as a result of:
Lower sales volumes	(453,000)	(11.9)	(1,090,000)	(8.1)
Change in mix of products	56,000	1.5	129,000	1.0
Lower freight and duty costs	35,000	0.9	45,000	0.3
Lower (higher) manufacturing overhead costs	29,000	0.8	(174,000)	(1.3)
Gross profit change	(333,000)	(8.8)	(1,090,000)	(8.1)

(1)	Represents the amount or percentage, as applicable, of change in each item in the three or nine month period ended September 30, 2017, as applicable, as compared to the applicable prior year period.

Sales and marketing expenses

Sales and marketing expenses for the three months ended September 30, 2017 totaled $1,476,000, a decrease of $230,000 as compared to the same period in 2016, mainly due to lower sales for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, as well as $108,000 in decreased compensation costs as a result of the reorganization of our commission structure and $72,000 in reduced marketing costs.

Sales and marketing expenses for the nine months ended September 30, 2017 totaled $4,565,000, a decrease of $404,000 as compared to the same period in 2016, mainly due to lower sales for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, as well as $301,000 in decreased compensation costs as a result of the reorganization of our commission structure, $37,000 in reduced sample expenses and $54,000 in reduced marketing costs.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2017 totaled $1,894,000 or 19.3% of sales, as compared to the prior year of $1,866,000 or 17.2% of sales. General and administrative expenses were higher by $28,000 during the three months ended September 30, 2017, as compared to the same period in 2016, mainly due to $250,000 in additional general expenses for the three months ended September 30, 2017 as compared to three months ended September 30, 2016, as a result of a fraud recovery in 2016, as well as $176,000 in decreased compensation costs and $53,000 in reduced facilities costs, offset by $71,000 in additional IT support costs as a result of the implementation of a new ERP system.

In September 2016, we recovered $250,000 of funds previously transferred to an overseas account as a result of a fraud known to law enforcement authorities as business e-mail compromise fraud, which involved employee impersonation and fraudulent requests targeting our finance department. As a result, we recorded a benefit of $250,000 in the third quarter of 2016.

General and administrative expenses for the nine months ended September 30, 2017 totaled $6,362,000 or 18.8% of sales, as compared to the prior year of $6,181,000 or 16.9% of sales. General and administrative expenses were higher by $182,000 during the nine months ended September 30, 2017, as compared to the same period in 2016, mainly due to $360,000 in additional IT support costs as a result of the implementation of a new ERP system, $250,000 in additional general expenses for the nine months ended September 30, 2017 as compared to nine months ended September 30, 2016, as a result of a fraud recovery in 2016 offset by $276,000 in reduced professional and legal costs and $85,000 in reduced facilities costs.

Interest expense and interest income

Interest expense for the three months ended September 30, 2017, increased by $1,000 (to $158,000) as compared to the same period in 2016. Interest expense for the nine months ended September 30, 2017, increased by $4,000 (to $468,000) as compared to the same period in 2016. Interest expense for the three and nine months ended September 30, 2017 and 2016 included borrowings under our credit facility with Princess Investment Holdings, Inc. (the “Princess Investment Credit Facility”) and the related amortization of deferred financing costs and amortization of debt discounts (See Note 8 to the accompanying Notes to Consolidated Financial Statements). A brief summary of interest expense and interest income is presented below:

	Three Months Ended		Nine Months Ended September 30,
	September 30,
	2017	2016	2017	2016
Amortization of deferred financing costs	$5,000	$5,000	$14,000	$14,000
Amortization of debt discounts	23,000	22,000	68,000	65,000
Interest expense under Credit Facilities	129,000	123,000	383,000	360,000
Other interest expense	2,000	8,000	5,000	27,000
Interest expense	159,000	158,000	470,000	466,000
Interest income	(1,000)	(1,000)	(2,000)	(2,000)
Interest expense, net	$158,000	$157,000	$468,000	$464,000

Income taxes

Provision for income taxes for the three and nine months ended September 30, 2017, was $20,000 and $400,000, respectively.

Provision for income taxes for the three and nine months ended September 30, 2016, was $51,000 and $776,000, respectively.

Liquidity and Capital Resources

The following table summarizes selected financial data at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016

Cash and cash equivalents	$4,978,000	$4,914,000
Total assets	$20,537,000	$21,155,000
Current liabilities	$8,139,000	$9,375,000
Long term liabilities	$4,234,000	$4,318,000
Stockholders’ equity	$8,165,000	$7,462,000

We believe that our existing cash and cash equivalents, our anticipated cash flows from our operating activities, and available borrowings from our Princess Investment Credit Facility, will be sufficient to fund our minimum working capital and capital expenditure needs for operating activities for at least the next twelve months from the issuance date of this quarterly report on form 10Q. Approximately $1,544,000 remained in available borrowings under our Princess Investment Credit Facility as of September 30, 2017.

Cash and cash equivalents

Cash and cash equivalents increased by $64,000 at September 30, 2017, as compared to December 31, 2016, principally due to $110,000 of cash provided by operating activities offset by, $76,000 in payments for the acquisition of property and equipment and $18,000 in capital lease principal payments.

Cash flow from operations reflects net income from operations excluding non-cash charges, changes in operating capital and the impact of seasonality. During the nine months ended September 30, 2017, net cash provided by operating activities was $110,000. During the nine months ended September 30, 2016, net cash provided by operating activities was $1,688,000.

The net cash provided by operating activities during the nine months ended September 30, 2017 and 2016 resulted principally from:

	Nine Months Ended September 30,
	2017	2016
Net income before non-cash expenses	$1,210,000	$2,141,000
Accounts receivable reductions (increases)	276,000	(114,000)
Inventory reductions	53,000	61,000
Accounts payable and accrued expenses reductions	(1,450,000)	(247,000)
Other reductions (increases) in operating capital	21,000	(153,000)
Net cash provided by operating activities	$110,000	$1,688,000

Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 was $76,000 and $284,000, respectively, associated mainly with the acquisition of property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2017 and 2016 was $18,000 and $17,000, respectively, associated with the repayment of borrowings under capital leases.

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

Off-Balance Sheet Arrangements

At September 30, 2017 and December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

●	The allowances for doubtful accounts receivable and the bad debt expense (recoveries), net for the three and nine months ended September 30, 2017 and 2016, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Allowance for doubtful accounts receivable	$(20,000)	$13,000	$50,000	$42,000

Bad debt expense (recoveries), net	$(21,000)	$32,000	$9,000	$12,000

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

●

Stock-based compensation expense is recognized for all share-based payments to employees, including stock options, in the consolidated statements of operations based on the fair value of the awards that are granted. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model. Measured compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the related share-based compensation award. See Note 10 in the accompanying Notes to Consolidated Financial Statements.

●

Impairment charges are recorded when the carrying amounts of long-lived assets are determined not to be recoverable. Impairment is measured by assessing the usefulness of an asset or by comparing the carrying value of an asset to its fair value. Fair value is typically determined using quoted market prices, if available, or an estimate of undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of impairment loss is calculated as the excess of the carrying value over the fair value. Changes in market conditions and management strategy have historically caused us to reassess the carrying amount of Talon’s long-lived assets. Management completed the required assessment at December 31, 2016 and noted no impairment.

●

We are currently involved in various lawsuits, claims and inquiries, most of which are routine to the nature of the business and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 450, “Contingencies,” we accrue estimates of the probable and estimable losses for the resolution of these claims. The ultimate resolution of these claims could affect our future results of operations for any particular quarterly or annual period should our exposure be materially different from our earlier estimates or should liabilities be incurred that were not previously accrued. We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on our consolidated financial position or results of operations if adversely determined against us. There are no indicators that would point to a contingent loss accrual needed.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings

We currently have pending various claims and complaints that arise in the ordinary course of our business. We believe that we have meritorious defenses to these claims and that the claims are either covered by insurance or would not have a material effect on our consolidated financial condition if adversely determined against us.

Item 1A.     Risk Factors

Risk factors are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. No material change to such risk factors has occurred during the three and nine months ended September 30, 2017.

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

Dated: November 14, 2017	/s/ Larry Dyne
Larry Dyne
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

/s/ Jamey Johns
Jamey Johns
Chief Accounting Officer
(Principal Accounting Officer)